Form 10-Q
period 1994-03-31
BIO RAD LABORATORIES INC
filed 1994-05-12
CIK 12208

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1994.

                                    OR

    __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________  to  ____________.

                      Commission file number 1-7928

                          BIO-RAD LABORATORIES, INC.

          (Exact name of registrant as specified in its charter)

        A Delaware Corporation                       94-1381833
    (State or other jurisdiction                    (I.R.S. Employer
     of incorporation)                              Identification No.)

        1000 Alfred Nobel Drive, Hercules, California 94547
    (Address of principal executive offices)       (Zip Code)

    Registrant's telephone number, including area code   (510) 724-7000

    Former name, former address and former fiscal year, if changed since
    last year -          NO CHANGE

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date--

                                                    Shares Outstanding
               Title of each Class                   at April 30, 1994
               Class A Common Stock,
                Par Value $1.00 per share           6,235,733

               Class B Common Stock,
                Par Value $1.00 per share           1,836,529


    PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements.




                              BIO-RAD LABORATORIES, INC.

                       Condensed Consolidated Statements of Income
                         (In thousands, except per share data)

                                                      Three Months Ended
                                                            March 31,
                                                        1994      1993

    NET SALES . . . . . . . . . . . . . . . . . .     $ 89,657  $ 80,504

    Cost of goods sold  . . . . . . . . . . . . .       39,409    34,321

    GROSS PROFIT  . . . . . . . . . . . . . . . .       50,248    46,183

    Selling, general and administrative expense .       31,715    32,564

    Product research and development expense  . .        7,349     8,626

    INCOME FROM OPERATIONS  . . . . . . . . . . .       11,184     4,993

    Interest expense  . . . . . . . . . . . . . .       (1,704)   (2,153)

    Investment income, net  . . . . . . . . . . .          322     3,363

    Other, net  . . . . . . . . . . . . . . . . .       (1,961)     (794)

    INCOME BEFORE TAXES . . . . . . . . . . . . .        7,841     5,409

    Provision for income taxes  . . . . . . . . .        3,136     2,164

    NET INCOME  . . . . . . . . . . . . . . . . .     $  4,705  $  3,245
                                                      ========  ========

    Earnings per share  . . . . . . . . . . . . .        $0.58     $0.41
                                                      ========  ========
    Weighted average common shares  . . . . . . .        8,045     7,960
                                                      ========  ========






    The accompanying notes are an integral part of these unaudited statements.

                              BIO-RAD LABORATORIES, INC.
                          Condensed Consolidated Balance Sheets
                            (In thousands, except share data)

                                                                  March 31,       December 31,
                                                                    1994             1993
    ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . .         $   5,662       $   3,112
    Accounts receivable . . . . . . . . . . . . . . . . .            81,857          75,768

    Inventories . . . . . . . . . . . . . . . . . . . . .            70,997          72,114
    Prepaid expenses, taxes and other current assets. . .            19,280          18,283

       Total current assets . . . . . . . . . . . . . . .           177,796         169,277
    Net property, plant and equipment . . . . . . . . . .            78,338          80,901

    Marketable securities . . . . . . . . . . . . . . . .             4,998           4,111
    Other assets  . . . . . . . . . . . . . . . . . . . .             5,199           5,601

         Total assets . . . . . . . . . . . . . . . . . .         $ 266,331       $ 259,890

    LIABILITIES AND STOCKHOLDERS' EQUITY:
    Notes payable and current maturities of long-term debt        $  25,622       $  30,769
    Accounts payable  . . . . . . . . . . . . . . . . . .            14,046          14,691

    Sales, income and other taxes payable . . . . . . . .            10,993           6,369
    Other current liabilities . . . . . . . . . . . . . .            39,242          35,535

       Total current liabilities  . . . . . . . . . . . .            89,903          87,364
    Long-term debt, net of current maturities . . . . . .            44,796          47,834

    Deferred tax liabilities. . . . . . . . . . . . . . .            14,082          14,382
       Total liabilities  . . . . . . . . . . . . . . . .           148,781         149,580


    STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, 2,300,000 shares
      authorized; none outstanding  . . . . . . . . . . .                --              --

    Class A common stock, $1.00 par value, 15,000,000 shares
      authorized; outstanding - 6,216,164 at March 31, 1994
      and 6,188,581 at December 31, 1993  . . . . . . .               6,216           6,189
    Class B common stock, $1.00 par value, 6,000,000 shares
      authorized; outstanding - 1,836,529 at March 31, 1994
      and 1,842,229 at December 31, 1993. . . . . . . .               1,837           1,842

    Additional paid-in capital . . . . . . . . . . . . . .           18,343          18,179
    Retained earnings . . . . . . . . . . . . . . . . . .            88,808          84,103

    Currency translation  . . . . . . . . . . . . . . . .             1,233              (3)
    Net unrealized holding gain on available-for-sale securities      1,113              --

       Total stockholders' equity . . . . . . . . . . . .           117,550         110,310
          Total liabilities and stockholders' equity  . .         $ 266,331       $ 259,890
                                                                  =========       =========

    The accompanying notes are an integral part of these unaudited statements.

                                    BIO-RAD LABORATORIES, INC.
                          Condensed Consolidated Statements of Cash Flows
                                          (In thousands)

                                                                            Three Months Ended
                                                                               March  31,
                                                                            1994         1993
    Cash flows from operating activities:
         Cash received from customers . . . . . . . . . . . .            $ 87,023    $ 77,573
         Cash paid to suppliers and employees . . . . . . . .             (70,857)    (76,610)
         Interest paid. . . . . . . . . . . . . . . . . . . .              (2,056)     (2,461)
         Income tax receipts (payments) . . . . . . . . . . .               1,052        (781)
         Miscellaneous receipts (payments)  . . . . . . . . .                (156)        142
         Net cash provided by (used in) operating activities.              15,006      (2,137)

    Cash flows from investing activities:
         Capital expenditures, net. . . . . . . . . . . . . .              (1,716)     (4,253)
         Marketable securities investment activity, net . . .                 511       4,061
         Foreign currency hedges, net . . . . . . . . . . . .                (769)      1,110
         Net cash provided by (used in) investing activities.              (1,974)        918

    Cash flows from financing activities:
          Net borrowings under line-of-credit arrangements. .              (6,105)      1,117
          Additions to long-term debt . . . . . . . . . . . .              13,800      20,088
          Payments on long-term debt. . . . . . . . . . . . .             (17,068)    (19,586)
          Proceeds from issuance of common stock. . . . . . .                 186         206
          Net cash provided by (used in) financing activities              (9,187)      1,825

    Effect of exchange rate changes on cash . . . . . . . . .              (1,295)        531
    Net increase in cash and cash equivalents . . . . . . . .               2,550       1,137

    Cash and cash equivalents at beginning of period. . . . .               3,112       2,686
    Cash and cash equivalents at end of period. . . . . . . .            $  5,662    $  3,823
                                                                         ========    ========
    Reconciliation of net income to net cash provided
      by operating activities:
       Net income . . . . . . . . . . . . . . . . . . . . . .            $  4,705    $  3,245
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation and amortization  . . . . . . . . . .               4,320       3,520
           Foreign currency hedges, net . . . . . . . . . . .               1,524          89
           Gains on dispositions of marketable securities . .                (273)     (3,328)
           Increase in accounts receivable  . . . . . . . . .              (3,380)     (2,506)
           (Increase) decrease in inventories . . . . . . . .               2,690      (3,373)
           Increase in other current assets . . . . . . . . .                (858)     (1,406)
           Increase (decrease) in accounts payable and other
             current liabilities. . . . . . . . . . . . . . .               2,032         (26)
           Increase in income taxes payable . . . . . . . . .               4,188         645
           Other. . . . . . . . . . . . . . . . . . . . . . .                  58       1,003

    Net cash provided by (used in) operating activities . . .            $ 15,006    $ (2,137)
                                                                         ========    ========

    The accompanying notes are an integral part of these unaudited statements.

                        BIO-RAD LABORATORIES, INC.

           Notes to Condensed Consolidated Financial Statements

    1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 1993 (the Company's 1993 Annual Report). Certain amounts in the financial statements of the prior year have been reclassified to be consistent with the 1994 presentation.

    2. INVENTORIES

    The principal components of inventories are as follows:
                                        March 31,    December 31,
                                          1994           1993
                                            (in thousands)
    Raw materials                       $ 21,948       $ 22,827
    Work in process                       19,354         18,607
    Finished goods, net                   29,695         30,680

                                        $ 70,997       $ 72,114
                                        ========       ========

    3. PROPERTY, PLANT AND EQUIPMENT

    The principal components of property, plant and  equipment are as follows:
                                           March 31,     December 31,
                                              1994            1993
                                                (in thousands)
       Land and improvements               $  8,057       $  8,057
       Buildings and leasehold
         improvements                        49,756         50,599
       Equipment                             86,692         84,410
                                            144,505        143,066
       Less accumulated depreciation         66,167         62,165

       Net property, plant and equipment   $ 78,338       $ 80,901
                                           ========       ========

    4.   MARKETABLE SECURITIES

         Bio-Rad adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. The Company's portfolio of marketable securities is classified as available-for-sale securities and net unrealized holding gains or losses are recorded as a separate component of stockholders' equity. The net unrealized holding gain at January 1, 1994 and March 31, 1994 was $1,572,000 and
         $1,113,000, respectively.

    ITEM 2.   Management's  Discussion and Analysis of Results of
              Operations and Financial Condition.


    This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 1993.

    The  following  table shows  operating income  and  expense items  as a percentage of net sales:
                                 Three Months Ended     Year Ended
                                      March 31,        December 31,
                                   1994      1993          1993
    Net sales                     100.0     100.0         100.0
     Cost of goods sold            44.0      42.6          46.0
    Gross profit                   56.0      57.4          54.0

    Selling, general and
     administrative                35.3      40.5          39.3

    Product research and
     development                    8.2      10.7          10.4

    Restructuring costs               -         -           1.2
    Income from operations         12.5       6.2           3.1
                                  =====     =====         =====

              Three Months Ended March 31, 1994 Compared to
                    Three Months Ended March 31, 1993

    Corporate Results - Sales, Margins and Expenses

    Bio-Rad's net sales in the first quarter of 1994 reached a record $89.7 million up 11% from the $80.5 million reported in the first quarter of 1993. Although sales increased in all three segments of  the  Company's  business,  Life Science  accounted  for  $7.8
    million of the  $9.2 million increase in sales.   The increase in Life
    Science sales is attributed to increased instrument sales as products introduced in the past eighteen to twenty-four months are making an impact. (The confocal microscope product line has been reclassified to Life Science from Analytical Instruments.
    All prior period information has been restated for comparability.) Although instrument sales have increased, the Company's growth rates in certain business segments continue to be impeded by uncertainties in the international health care markets and sluggish economies.

    Consolidated gross margins declined to 56.0% in the first quarter of 1994 from 57.4% in the first quarter of 1993 although they were higher than the 54.0% reported for the entire year of 1993. The decline in gross margins is principally attributed to a decline in Life Science margins related to the increase in sales of instruments which generally have lower gross margins than consumables. Gross margins were down slightly in Clinical Diagnostics and increased in Analytical Instruments.

    Both selling, general and administrative expense (SG&A) and product research and development expense (R&D) declined from the first quarter of 1993. Through improved expense control and an approximate 10% reduction in work force, all segments of the Company reduced SG&A and R&D costs both in absolute dollars and as a percentage of sales. Bio-Rad continues to be committed to long-term growth through R&D.

    Corporate Results - Non-Operating Items

    Net interest expense was $449,000 less in the first quarter of 1994 than the comparable period of 1993 principally as a result of lower average borrowings. Average borrowings in the first three months of 1994 were 21% less than average borrowings in the same period of 1993.

    Investment income for the first quarter of 1994 was $0.3 million compared to $3.4 million in the first quarter of 1993. Investment income in the first quarter of 1993 included a $3.1 million gain from sales of Escagenetics stock. The Company has sold substantially all of the Escagenetics stock acquired upon International Plant Research Institute's emergence from bankruptcy.

    Net other income and expense in the first quarter of 1994 includes non-operating legal costs and hedging costs related to foreign exchange exposures. Net other income and expense in the first quarter of 1993 was primarily hedging costs related to foreign exchange exposures and fixed asset dispositions.

    The Company's effective tax rate was constant at 40% for both 1994 and 1993.

    Financial Condition

    The Company's ongoing and principal capital requirement is for working capital to fund its growth in operations. At March 31, 1994, the Company had available $5.7 million in cash and cash equivalents and $48.0 million under its principal revolving credit agreement. In addition, Bio-Rad held marketable securities with a market value of $5.0 million, most of which could be readily converted to cash.

    At March 31, 1994 consolidated net inventories decreased for the fourth consecutive quarter. Inventory levels peaked at $86.0 million at March 31, 1993 and have now been reduced 17%. Inventory control remains central to management's efforts to moderate capital growth requirements.

    PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders.

    At the annual meeting of the stockholders of Bio-Rad Laboratories, Inc. on April 26, 1994 the stockholders re-elected the Board of Directors and ratified proposals to amend the 1988 Employee Stock Purchase Plan (Purchase Plan) and to approve the 1994 Stock Option Plan (Option Plan). These proposals are described in subparts II and III of the Proxy Statement dated March 25, 1994, filed with the Securities and Exchange Commission and incorporated herein by this reference. The votes cast were as follows:

                                 Purchase Plan              Option Plan
    For                          1,894,159                  1,868,701
    Against                         30,567                     56,115
    Abstentions                      7,466                      7,376
    Broker non-votes               171,959                    171,959


    Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

    The following documents are filed as part of this report:

    Exhibit No.

    11.1      Computation of Earnings Per Share.

    22.1 Proxy Statement dated March 25, 1994 (definitive form filed March 29, 1994 and incorporated by reference).

    (b)  Reports on Form 8-K

    There were no reports on Form 8-K for the quarter ended March 31, 1994.







                                    8





                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  BIO-RAD LABORATORIES, INC.
                                        (Registrant)



    Date:  May 11, 1994           /s/ Thomas L. Braje
                                  Thomas L. Braje, Vice President,
                                  Chief Financial Officer



    Date:  May 11, 1994           /s/ James R. Stark

                                  James R. Stark,
                                  Corporate Controller









                                     9


