Form 10-Q
period 1994-06-30
BIO RAD LABORATORIES INC
filed 1994-08-08
CIK 12208

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1994.

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

                                                    Shares Outstanding
               Title of each Class                   at July 29, 1994
               Class A Common Stock,
                Par Value $1.00 per share           6,262,361

               Class B Common Stock,
                Par Value $1.00 per share           1,826,031


    PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements.



                                    BIO-RAD LABORATORIES, INC.

                            Condensed Consolidated Statements of Income
                               (In thousands, except per share data)

                                                      Three Months Ended      Six Months Ended
                                                            June 30,              June 30,
                                                        1994      1993        1994        1993

    NET SALES . . . . . . . . . . . . . . . . . .    $ 85,127    $ 81,848   $174,784   $162,352

    Cost of goods sold  . . . . . . . . . . . . .      36,605      37,237     76,014     71,558

    GROSS PROFIT  . . . . . . . . . . . . . . . .      48,522      44,611     98,770     90,794

    Selling, general and administrative expense .      32,185      33,132     63,900     65,696

    Product research and development expense  . .       7,251       8,730     14,600     17,356

    INCOME FROM OPERATIONS  . . . . . . . . . . .       9,086       2,749     20,270      7,742

    Interest expense  . . . . . . . . . . . . . .      (1,642)     (2,181)    (3,346)    (4,334)

    Investment income, net. . . . . . . . . . . .         203         239        525      3,602

    Other, net  . . . . . . . . . . . . . . . . .      (2,959)       (429)    (4,920)    (1,223)

    INCOME BEFORE TAXES . . . . . . . . . . . . .       4,688         378     12,529      5,787

    Provision for income taxes  . . . . . . . . .       1,876         151      5,012      2,315

    NET INCOME  . . . . . . . . . . . . . . . . .    $  2,812    $    227   $  7,517   $  3,472
                                                     ========    ========   ========   ========

    Earnings per share  . . . . . . . . . . . . .       $0.35       $0.03      $0.93      $0.44
                                                     ========    ========   ========   ========
    Weighted average common shares  . . . . . . .       8,066       7,975      8,056      7,968
                                                     ========    ========   ========   ========



    The accompanying notes are an integral part of these unaudited statements.

                              BIO-RAD LABORATORIES, INC.
                          Condensed Consolidated Balance Sheets
                            (In thousands, except share data)

                                                                   June 30,    December 31,
                                                                    1994           1993
    ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . .         $   4,839       $   3,112
    Accounts receivable . . . . . . . . . . . . . . . . .            81,542          75,768

    Inventories . . . . . . . . . . . . . . . . . . . . .            72,805          72,114
    Prepaid expenses, taxes and other current assets. . .            19,770          18,283

       Total current assets . . . . . . . . . . . . . . .           178,956         169,277
    Net property, plant and equipment . . . . . . . . . .            77,238          80,901

    Marketable securities . . . . . . . . . . . . . . . .             4,707           4,111
    Other assets  . . . . . . . . . . . . . . . . . . . .             5,221           5,601

         Total assets . . . . . . . . . . . . . . . . . .         $ 266,122       $ 259,890

    LIABILITIES AND STOCKHOLDERS' EQUITY:
    Notes payable and current maturities of long-term debt        $  22,448       $  30,769
    Accounts payable  . . . . . . . . . . . . . . . . . .            16,599          14,691

    Accrued payroll and employee benefits . . . . . . . .            20,127          14,777
    Sales, income and other taxes payable . . . . . . . .            10,278           6,369

    Other current liabilities . . . . . . . . . . . . . .            23,896          20,758
       Total current liabilities  . . . . . . . . . . . .            93,348          87,364

    Long-term debt, net of current maturities . . . . . .            37,800          47,834
    Deferred tax liabilities  . . . . . . . . . . . . . .            13,814          14,382

       Total liabilities  . . . . . . . . . . . . . . . .           144,962         149,580


    STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, 2,300,000 shares
      authorized; none outstanding  . . . . . . . . . . .                --              --
    Class A common stock, $1.00 par value, 15,000,000 shares
      authorized; outstanding - 6,242,256 at June 30 1994
      and 6,188,581 at December 31, 1993  . . . . . . .               6,242           6,189

    Class B common stock, $1.00 par value, 6,000,000 shares
      authorized; outstanding - 1,830,006 at June 30, 1994
      and 1,842,229 at December 31, 1993. . . . . . . .               1,830           1,842
    Additional paid-in capital . . . . . . . . . . . . . .           18,498          18,179

    Retained earnings . . . . . . . . . . . . . . . . . .            91,620          84,103
    Currency translation  . . . . . . . . . . . . . . . .             2,449              (3)

    Net unrealized holding gain on available-for-sale securities        521              --
       Total stockholders' equity . . . . . . . . . . . .           121,160         110,310

          Total liabilities and stockholders' equity  . .         $ 266,122       $ 259,890
                                                                  =========       =========


    The accompanying notes are an integral part of these unaudited statements.

                                    BIO-RAD LABORATORIES, INC.
                          Condensed Consolidated Statements of Cash Flows
                                          (In thousands)

                                                                           Six Months Ended
                                                                               June 30,

                                                                            1994        1993
    Cash flows from operating activities:
         Cash received from customers . . . . . . . . . . . . . . .      $174,909    $157,706
         Cash paid to suppliers and employees . . . . . . . . . . .      (140,791)   (154,231)
         Interest paid. . . . . . . . . . . . . . . . . . . . . . .        (3,242)     (4,034)
         Income tax payments  . . . . . . . . . . . . . . . . . . .        (1,363)     (2,178)
         Miscellaneous payments . . . . . . . . . . . . . . . . . .          (222)       (107)
         Net cash provided by (used in) operating activities. . . .        29,291      (2,844)

    Cash flows from investing activities:
         Capital expenditures, net. . . . . . . . . . . . . . . . .        (3,729)     (9,044)
         Marketable securities investment activity, net . . . . . .           298       4,152
         Foreign currency hedges, net . . . . . . . . . . . . . . .        (2,090)     (1,052)

         Net cash used in investing activities. . . . . . . . . . .        (5,521)     (5,944)

    Cash flows from financing activities:
          Net borrowings under line-of-credit arrangements. . . . .       (10,004)      6,415
          Additions to long-term debt . . . . . . . . . . . . . . .        29,900      42,769
          Payments on long-term debt. . . . . . . . . . . . . . . .       (40,470)    (40,573)
          Proceeds from issuance of common stock. . . . . . . . . .           360         415
          Net cash provided by (used in) financing activities . . .       (20,214)      9,026

    Effect of exchange rate changes on cash . . . . . . . . . . . .        (1,829)        948
    Net increase in cash and cash equivalents . . . . . . . . . . .         1,727       1,186

    Cash and cash equivalents at beginning of period. . . . . . . .         3,112       2,686
    Cash and cash equivalents at end of period. . . . . . . . . . .      $  4,839    $  3,872
                                                                         ========    ========
    Reconciliation of net income to net cash provided
      by (used in) operating activities:
       Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $  7,517    $  3,472
       Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
           Depreciation and amortization  . . . . . . . . . . . . .         8,339       7,920
           Gains on disposition of marketable securities. . . . . .          (356)     (3,466)
           Foreign currency hedges, net . . . . . . . . . . . . . .         2,744         144
           Increase in accounts receivable. . . . . . . . . . . . .        (1,442)     (3,563)
           (Increase) decrease in inventories . . . . . . . . . . .         1,889      (3,182)
           Increase in other current assets . . . . . . . . . . . .        (1,147)       (978)
           Increase (decrease) in accounts payable and other
             current liabilities. . . . . . . . . . . . . . . . . .         8,108      (3,461)
           Increase in income taxes payable . . . . . . . . . . . .         3,651          49
           Other. . . . . . . . . . . . . . . . . . . . . . . . . .           (12)        221

    Net cash provided by (used in) operating activities . . . . . .      $ 29,291    $ (2,844)
                                                                         ========    ========

    The accompanying notes are an integral part of these unaudited statements.

                        BIO-RAD LABORATORIES, INC.

           Notes to Condensed Consolidated Financial Statements

    1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 1993 (the Company's 1993 Annual Report). Certain amounts in the financial statements of the prior year have been reclassified to be consistent with the 1994 presentation.

    2. INVENTORIES

    The principal components of inventories are as follows:
                                            June 30,     December 31,
                                             1994           1993
                                               (in thousands)
    Raw materials                          $ 23,435       $ 22,827
    Work in process                          18,725         18,607
    Finished goods                           30,645         30,680

                                           $ 72,805       $ 72,114
                                           ========       ========

    3. PROPERTY, PLANT AND EQUIPMENT

    The principal components of property, plant and  equipment are as follows:
                                           June 30,      December 31,
                                             1994           1993
                                                (in thousands)
    Land and improvements                  $  8,057       $  8,057
    Buildings and leasehold improvements     50,202         50,599
    Equipment                                88,933         84,410
                                            147,192        143,066
    Less accumulated depreciation            69,954         62,165

    Net property, plant and equipment      $ 77,238       $ 80,901
                                           ========       ========

    4.   MARKETABLE SECURITIES

         Bio-Rad adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. The Company's portfolio of marketable securities is classified as available-for-sale securities and net unrealized holding gains or losses are recorded as a separate component of stockholders' equity. The net unrealized holding gain at January 1, 1994 and June 30, 1994 was $1,572,000 and
         $521,000, respectively.


    5.   LEGAL PROCEEDINGS

         The Company is a defendant in an action in the U.S. District Court in the District of New Jersey brought in March 1991, by Pharmacia LKB Biotechnology, Inc., et. al. (Pharmacia) alleging infringement of Pharmacia's U.S. patent. In June 1994, the Company was found liable for the willful infringement of the patent. Damages are to be determined in a separate trial scheduled for September 1994.

         The Company has accrued an estimate of its liability for this matter based on currently available information. Although the amount of the award will not be known until a judgment is entered, management believes this matter will be resolved without material adverse effect on the future results of operations or financial position of the Company. The most unfavorable outcome, which management believes is remote, would have a materially adverse effect on the results of operations and the financial position of the Company.

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

    The  following  table shows  operating income  and  expense items  as a percentage of net sales:
                           Three Months Ended Six Months Ended  Year Ended
                                June 30,          June 30,     December 31,
                             1994     1993     1994     1993       1993
    Net sales                100.0    100.0    100.0    100.0     100.0
     Cost of goods sold       43.0     45.5     43.5     44.1      46.0
    Gross profit              57.0     54.5     56.5     55.9      54.0

    Selling, general and
     administrative           37.8     40.5     36.6     40.4      39.3

    Product research and
     development               8.5     10.7      8.3     10.7      10.4

    Restructuring costs          -        -        -        -       1.2
    Income from operations    10.7      3.3     11.6      4.8       3.1
                             =====    =====    =====    =====     =====

               Three Months Ended June 30, 1994 Compared to
                     Three Months Ended June 30, 1993

    Corporate Results - Sales, Margins and Expenses

    Bio-Rad's  net sales  in the  second quarter  of 1994  were $85.1 million up 4% from the $81.8 million reported in the second quarter of 1993. Sales increased $2.4 million and $1.0 million in Life Science and Analytical Instruments, respectively. The increase in Life Science sales is attributed to increased instrument sales as products introduced in the past eighteen to twenty-four months are making an impact. (The confocal microscope product line has been reclassified to Life Science from Analytical Instruments. All prior period information has been restated for comparability.) Although instrument sales have increased, the Company's growth rates in certain business segments continue to be impeded by uncertainties in the international health care markets and sluggish economies.

    Consolidated gross margins were 57.0% in the second quarter of 1994 up from 54.5% in the second quarter of 1993 and 54.0% reported for the entire year of 1993. Gross margins were up in all segments. The increase in gross margins is principally attributed to the effects of selective headcount reductions and facility closings during the second half of 1993 which addressed the under utilization of production capacity experienced in 1993.

    Both selling, general and administrative expense (SG&A) and product research and development expense (R&D) declined from the second quarter of 1993. Through improved expense control and a reduction in work force, Life Science and Analytical Instruments reduced SG&A and R&D costs both in absolute dollars and as a percentage of sales. SG&A was virtually unchanged in Clinical Diagnostics.

    Corporate Results - Non-Operating Items

    Interest expense was $539,000 less in the second quarter of 1994 than the comparable period of 1993 principally as a result of lower average borrowings. Average borrowings in the second quarter of 1994 were 35% less than average borrowings in the same period of 1993.

    Net other income and expense in the second quarter of 1994 includes reserves of $2.3 million for estimated damages from pending legal action (see Note 5), hedging costs related to foreign exchange exposures and non-operating legal costs. Net other income and expense in the second quarter of 1993 was primarily hedging costs related to foreign exchange exposures.


                 Six Months Ended June 30, 1994 Compared to
                       Six Months Ended June 30, 1993

    Corporate Results - Sales, Margins and Expenses

    Bio-Rad's net sales in the first half of 1994 were $174.8 million compared to $162.4 million in the first half of 1993. Although sales increased in all three segments of the Company's business, Life Science accounted for $10.1 million of the $12.4 million increase in sales. The increase in Life Science sales is attributed to increased instrument sales as products introduced in the past eighteen to twenty-four months are making an impact. (The confocal microscope product line has been reclassified to Life Science from Analytical Instruments. All prior period information has been restated for comparability.) Although instrument sales have increased, the Company's growth rates in certain business segments continue to be impeded by uncertainties in the international health care markets and sluggish economies.

    Consolidated gross margins were 56.5% in the first half of 1994 up from 55.9% in the first half of 1993 and 54.0% for the entire year of 1993. Gross margins were up in Analytical Instruments and Clinical Diagnostics but were down in Life Science. The reduction in Life Science margins is related to the increase in sales of instruments which generally have lower gross margins than consumables. Gross profit for the Life Science segment increased $5.6 million as the result of increased volume.

    Both selling, general and administrative expenses (SG&A) and product research and development expense (R&D) declined from the first half of 1993. Through improved expense control and an approximate 10% reduction in work force, all segments of the Company reduced SG&A and R&D costs both in absolute dollars and as a percentage of sales. Bio-Rad continues to be committed to long-term growth through focused R&D efforts.

    Corporate Results - Non-Operating Items

    As a result of lower average borrowings, interest expense was $1.0 million less in the first half of 1994 than the comparable period of 1993. Average borrowings in the first six months of 1994 were 29% less than average borrowings in the same period of 1993.

    Investment income for the first half of 1994 was $0.5 million compared to $3.6 million in the first half of 1993. Investment income in the first half of 1993 included gains of $3.1 million from sales of Escagenetics stock. The Company has sold substantially all of the Escagenetics stock acquired upon
    International Plant Research Institute's (IPRI) emergence from bankruptcy. The Company retains 275,863 shares of Escagenetics, substantially all of which are subject to option as outlined in the IPRI reorganization plan.

    Net other income and expense in the first half of 1994 includes reserves for estimated damages from pending legal action (see
    Note 5), hedging costs related to foreign exchange exposures and non-operating legal costs. Non-operating items for the first half of 1993 were primarily hedging costs related to foreign exchange exposures.

    The Company's effective tax rate was 40% for both 1994 and 1993.

    Financial Condition

    The Company's ongoing and principal capital requirement is for working capital to fund its growth in operations. At June 30, 1994, the Company had available $4.8 million in cash and cash equivalents and $55.0 million under its principal revolving credit agreement. In addition, Bio-Rad held marketable securities with a market value of $4.7 million, most of which could be readily converted to cash.

    At June 30, 1994 consolidated net inventories increased 2.5% from March 31, 1994 and 1.0% from December 31, 1993. Both Life Science and Analytical Instruments have increased inventories while Clinical Diagnostics has decreased inventories. Inventory control remains central to management's efforts to moderate capital growth requirements.

    Net accounts receivable have increased $5.8 million since December 31, 1993 primarily as the result of foreign currencies strengthening against the US dollar at June 30, 1994 compared to December 31, 1993.

    PART II.  OTHER INFORMATION

    Item 1.  LEGAL PROCEEDINGS

    In June 1994, the Company was found liable for the willful infringement of the Pharmacia patent (see Note 5).

    Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

    The following documents are filed as part of this report:

    Exhibit No.

    11.1      Computation of Earnings Per Share.

    (b)  Reports on Form 8-K

    There were no reports on Form 8-K for the quarter ended June 30, 1994.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  BIO-RAD LABORATORIES, INC.
                                        (Registrant)



    Date:  August 5, 1994         /s/ Thomas L. Braje
                                  Thomas L. Braje, Vice President,
                                  Chief Financial Officer



    Date:  August 5, 1994         /s/ James R. Stark
                                  James R. Stark,
                                  Corporate Controller