Form 10-Q
period 1994-09-30
BIO RAD LABORATORIES INC
filed 1994-11-14
CIK 12208

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                Form 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1994.

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

                                                    Shares Outstanding
               Title of each Class                  at October 31, 1994
               Class A Common Stock,
                Par Value $1.00 per share           6,293,822

               Class B Common Stock,
                Par Value $1.00 per share           1,809,613


    PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements



                                     BIO-RAD LABORATORIES, INC.

                            Condensed Consolidated Statements of Income
                               (In thousands, except per share data)

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                       1994      1993        1994         1993

    NET SALES . . . . . . . . . . . . . . . . . .    $ 83,834  $ 78,916    $258,618    $241,268

    Cost of goods sold  . . . . . . . . . . . . .      36,233    37,123     112,247     108,681

    GROSS PROFIT  . . . . . . . . . . . . . . . .      47,601    41,793     146,371     132,587

    Selling, general and administrative expense .      32,975    31,416      96,875      97,112

    Product research and development expense  . .       7,296     8,574      21,896      25,930

    INCOME FROM OPERATIONS  . . . . . . . . . . .       7,330     1,803      27,600       9,545

    Interest expense  . . . . . . . . . . . . . .      (1,506)   (2,124)     (4,852)     (6,458)

    Investment income, net. . . . . . . . . . . .          (2)      491         523       4,093

    Other, net  . . . . . . . . . . . . . . . . .        (813)      (12)     (5,733)     (1,235)

    INCOME BEFORE TAXES . . . . . . . . . . . . .       5,009       158      17,538       5,945

    Provision for income taxes  . . . . . . . . .       1,126        63       6,138       2,378

    NET INCOME  . . . . . . . . . . . . . . . . .    $  3,883  $     95    $ 11,400    $  3,567
                                                     ========  ========    ========    ========

    Earnings per share  . . . . . . . . . . . . .       $0.48     $0.01       $1.41       $0.45
                                                     ========  ========    ========    ========
    Weighted average common shares  . . . . . . .       8,086     8,009       8,066       7,982
                                                     ========  ========    ========    ========



    The accompanying notes are an integral part of these unaudited statements.

                                  BIO-RAD LABORATORIES, INC.
                              Condensed Consolidated Balance Sheets
                                (In thousands, except share data)

                                                                    September 30,  December 31,
                                                                        1994           1993
    ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . .         $   3,857       $   3,112
    Accounts receivable . . . . . . . . . . . . . . . . .            81,411          75,768
    Inventories . . . . . . . . . . . . . . . . . . . . .            74,376          72,114
    Prepaid expenses, taxes and other current assets. . .            18,227          18,283

       Total current assets . . . . . . . . . . . . . . .           177,871         169,277

    Net property, plant and equipment . . . . . . . . . .            76,228          80,901
    Marketable securities . . . . . . . . . . . . . . . .             4,709           4,111
    Other assets  . . . . . . . . . . . . . . . . . . . .             5,056           5,601

         Total assets . . . . . . . . . . . . . . . . . .         $ 263,864       $ 259,890

    LIABILITIES AND STOCKHOLDERS' EQUITY:
    Notes payable and current maturities of long-term debt        $  24,147       $  30,769
    Accounts payable  . . . . . . . . . . . . . . . . . .            15,717          14,691
    Accrued payroll and employee benefits . . . . . . . .            20,401          14,777
    Sales, income and other taxes payable . . . . . . . .             8,675           6,369
    Other current liabilities . . . . . . . . . . . . . .            23,836          20,758

       Total current liabilities  . . . . . . . . . . . .            92,776          87,364

    Long-term debt, net of current maturities . . . . . .            31,730          47,834
    Deferred tax liabilities  . . . . . . . . . . . . . .            13,717          14,382

       Total liabilities  . . . . . . . . . . . . . . . .           138,223         149,580


    STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, 2,300,000 shares
      authorized; none outstanding  . . . . . . . . . . .                --              --
    Class A common stock, $1.00 par value, 15,000,000 shares
      authorized; outstanding - 6,281,419 at September 30, 1994
      and 6,188,581 at December 31, 1993  . . . . . . .               6,281           6,189
    Class B common stock, $1.00 par value, 6,000,000 shares
      authorized; outstanding - 1,809,613 at September 30, 1994
      and 1,842,229 at December 31, 1993. . . . . . . .               1,810           1,842
    Additional paid-in capital . . . . . . . . . . . . . .           18,703          18,179
    Retained earnings . . . . . . . . . . . . . . . . . .            95,503          84,103
    Currency translation  . . . . . . . . . . . . . . . .             2,883              (3)
    Net unrealized holding gain on available-for-sale securities        461              --

       Total stockholders' equity . . . . . . . . . . . .           125,641         110,310

          Total liabilities and stockholders' equity  . .         $ 263,864       $ 259,890
                                                                  =========       =========

    The accompanying notes are an integral part of these unaudited statements.

                                      BIO-RAD LABORATORIES, INC.
                            Condensed Consolidated Statements of Cash Flows
                                            (In thousands)

                                                                            Nine Months Ended
                                                                                September 30,
                                                                              1994        1993
    Cash flows from operating activities:
         Cash received from customers . . . . . . . . . . . .            $259,893    $238,531
         Cash paid to suppliers and employees . . . . . . . .            (214,378)   (227,101)
         Interest paid. . . . . . . . . . . . . . . . . . . .              (5,116)     (6,853)
         Income tax payments  . . . . . . . . . . . . . . . .              (2,875)     (3,231)
         Miscellaneous receipts (payments). . . . . . . . . .                (722)        520
         Net cash provided by operating activities. . . . . .              36,802       1,866

    Cash flows from investing activities:
         Capital expenditures, net. . . . . . . . . . . . . .              (6,227)    (11,448)
         Marketable securities investment activity, net . . .                 177       4,605
         Foreign currency hedges, net . . . . . . . . . . . .              (2,933)        350
         Net cash used in investing activities. . . . . . . .              (8,983)     (6,493)

    Cash flows from financing activities:
          Net borrowings under line-of-credit arrangements. .              (8,502)      3,140
          Additions to long-term debt . . . . . . . . . . . .              38,000      58,800
          Payments on long-term debt. . . . . . . . . . . . .             (55,086)    (58,787)
          Proceeds from issuance of common stock. . . . . . .                 584         619
          Net cash provided by (used in) financing activities             (25,004)      3,772

    Effect of exchange rate changes on cash . . . . . . . . .              (2,070)        794

    Net increase (decrease) in cash and cash equivalents  . .                 745         (61)

    Cash and cash equivalents at beginning of period. . . . .               3,112       2,686

    Cash and cash equivalents at end of period. . . . . . . .            $  3,857    $  2,625
                                                                         ========    ========
    Reconciliation of net income to net cash provided
      by operating activities:
       Net income . . . . . . . . . . . . . . . . . . . . . .            $ 11,400    $  3,567
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization. . . . . . . . . . .              12,388      12,267
           Gains on disposition of marketable securities. . .                (322)     (3,943)
           Foreign currency hedges, net . . . . . . . . . . .               3,409         761
           Increase in accounts receivable  . . . . . . . . .                (706)     (1,725)
           (Increase) decrease in inventories . . . . . . . .                 863      (1,159)
           Decrease in other current assets . . . . . . . . .                 372         188
           Increase (decrease) in accounts payable and other
             current liabilities. . . . . . . . . . . . . . .               6,430      (7,147)
           Increase (decrease) in income taxes payable. . . .               2,943      (1,112)
           Other. . . . . . . . . . . . . . . . . . . . . . .                  25         169

    Net cash provided by operating activities . . . . . . . .            $ 36,802    $  1,866
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

    2. INVENTORIES

    The principal components of inventories are as follows:
                                         September 30,   December 31,
                                             1994           1993
                                               (in thousands)
    Raw materials                          $ 23,563       $ 22,827
    Work in process                          18,961         18,607
    Finished goods                           31,852         30,680

                                           $ 74,376       $ 72,114
                                           ========       ========

    3. PROPERTY, PLANT AND EQUIPMENT

    The principal components of property, plant and  equipment are as follows:
                                         September 30,   December 31,
                                             1994           1993
                                                (in thousands)
    Land and improvements                  $  8,057       $  8,057
    Buildings and leasehold improvements     50,494         50,599
    Equipment                                90,793         84,410
                                            149,344        143,066
    Less accumulated depreciation            73,116         62,165

    Net property, plant and equipment      $ 76,228       $ 80,901
                                           ========       ========

    4.   MARKETABLE SECURITIES

         Bio-Rad adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective January 1, 1994.

         The Company's portfolio of marketable securities at September 30, 1994 is classified as available-for-sale securities and is comprised principally of equity securities with an aggregate market value of $4,254,000 and cost of $3,788,000. The remaining securities are U.S. Treasury debt securities with a market value of $455,000 and cost of $460,000. The net unrealized holding gain at September 30, 1994 of $461,000 is recorded as a separate component of stockholders' equity and is attributable to the equity securities. Maturities of debt securities at market value:
         $350,000 in less than one year and $105,000 in five to ten years.

         Prior to the adoption of SFAS 115, the Company recorded marketable securities at the lower of cost or market with any temporary aggregate writedown recorded as a separate component of stockholders' equity. For the year 1993, no unrealized holding gains or losses were recorded in earnings. The effect on retained earnings at January 1, 1994 from the adoption of SFAS 115 was to increase equity by $1,572,000. Highlighted below are the third quarter 1994 and the 1994 year-to-date changes to the separate equity account for the valuation of marketable securities and realized gains and losses reported in income:

                             Three Months Ended   Nine Months Ended
                             September 30, 1994   September 30, 1994
                                            (in thousands)
         Net holding losses
          recorded to equity       $  (60)            $(1,111)

         Proceeds from sales of
          marketable securities    $  140             $   987
         Cost of marketable
          securities                  174                 665
         Realized gains (losses)   $  (34)            $   322

    5.   LEGAL PROCEEDINGS

         The Company is a defendant in an action in the U.S. District Court in the District of New Jersey brought in March 1991, by Pharmacia LKB Biotechnology, Inc., et. al. (Pharmacia) alleging infringement of Pharmacia's U.S. patent. In June 1994, the Company was found liable for the willful infringement of the patent. Damages are to be determined in a separate trial which has been delayed because the parties are currently in settlement discussions.

         The Company has accrued an estimate of its liability for this matter based on currently available information. Although the amount of the award will not be known until a settlement is reached or a judgment is entered, management believes this matter will be resolved without material adverse effect on the future results of operations or financial position of the Company. The most unfavorable outcome, which management believes is remote, would have a materially adverse effect on the results of operations and the financial position of the Company.

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

    The  following  table shows  operating income  and  expense items  as a percentage of net sales:
                          Three Months Ended Nine Months Ended  Year Ended
                             September 30,     September 30,   December 31,
                             1994     1993     1994     1993       1993
    Net sales                100.0    100.0    100.0    100.0     100.0
     Cost of goods sold       43.2     47.0     43.4     45.0      46.0
    Gross profit              56.8     53.0     56.6     55.0      54.0

    Selling, general and
     administrative           39.4     39.8     37.4     40.3      39.3
    Product research and
     development               8.7     10.9      8.5     10.7      10.4
    Restructuring costs          -        -        -        -       1.2

    Income from operations     8.7      2.3     10.7      4.0       3.1
                             =====    =====    =====    =====     =====

            Three Months Ended September 30, 1994 Compared to
                  Three Months Ended September 30, 1993

    Corporate Results - Sales, Margins and Expenses

    Bio-Rad's net sales in the third quarter of 1994 were $83.8 million up 6.2% from the $78.9 million reported in the third quarter of 1993. Sales increased $3.3 million, $1.3 million and $0.3 million in Analytical Instruments, Clinical Diagnostics and Life Science, respectively. The increase in Analytical Instruments sales is attributed to increased instrument sales as 1994 has seen a significant increase in capital spending by semiconductor manufacturers for production and quality control equipment. The Company's growth rate in Clinical Diagnostics continues to be impeded by cost containment programs in the health care markets of North America and Europe. Life Science sales increased only slightly as the scale up of new instruments in production has increased backorders and reduced sales growth.

    Consolidated gross margins were 56.8% in the third quarter of 1994 up from 53.0% in the third quarter of 1993 and 54.0% reported for the entire year of 1993. Gross margins were up in all segments. The increase in gross margins for Life Science and Clinical Diagnostics is principally attributed to the effects of selective cost reductions and increased production from the prior year. During the second half of 1993 inventory reduction programs contributed to the under utilization of production capacity and the under absorption of fixed manufacturing costs. At current sales and production levels fixed costs are more fully absorbed, resulting in more stable gross margins.

    Selling, general and administrative expense (SG&A) was flat for the Analytical Instruments Group in spite of the much improved sales growth. Both Life Science and Clinical Diagnostics had increases in spending which reflected in part the deferment of some discretionary spending from late 1993 and early 1994.

    Research and Development expense (R&D) in the third quarter remained at the reduced levels of the prior quarters of 1994. Several large projects are nearing completion in Life Science and Clinical Diagnostics which has reduced expenditures prior to the next cycle of product development.

    Corporate Results - Non-Operating Items

    Interest expense was $618,000 less in the third quarter of 1994 than the comparable period of 1993 principally as a result of lower average borrowings. Average borrowings in the third quarter of 1994 were 41.5% less than average borrowings in the same period of 1993.

    Net other income and expense in the third quarter of 1994 includes non-operating legal costs (see Note 5) and hedging costs related to foreign exchange exposures. Net other income and expense in the third quarter of 1993 was primarily hedging costs related to foreign exchange exposures.

    The Company lowered its effective tax rate in the third quarter of 1994 to an annual rate of 35%. This resulted in a 22.5% rate for the third quarter of 1994. The change was prompted by sustained profitability levels accelerating the use of foreign tax loss carryforwards and successful progress on closing prior year Federal tax returns subject to review.


              Nine Months Ended September 30, 1994 Compared to
                    Nine Months Ended September 30, 1993

    Corporate Results - Sales, Margins and Expenses

    Bio-Rad's net sales for the nine months ended September 30, 1994 were $258.6 million compared to $241.3 million for the nine months ended September 30, 1993. Although sales increased in all three segments of the Company's business, Life Science accounted for $10.5 million of the $17.4 million increase in sales. The increase in Life Science sales is attributed to increased instrument sales as products introduced in approximately the past twenty-four months are making an impact. (The confocal microscope product line has been reclassified to Life Science from Analytical Instruments. All prior period information has been restated for comparability.) The Analytical Instruments segment sales have increased 14.2% for the year as equipment sales to semiconductor manufacturers remain quite strong. Uncertainty in health care markets continues to impede sales growth for Clinical Diagnostics as medical cost containment continues to be a central feature of many governments balancing their fiscal budget.

    Consolidated gross margins were 56.6% for the nine months ended September 30, 1994 up from 55.0% for the nine months ended September 30, 1993 and 54.0% for the entire year of 1993. Gross margins improved for all business segments. The largest contributing factor to improved margins were volume increases in Analytical Instruments. Additionally in Clinical Diagnostics reduced costs and lower current period provisions for inventory obsolescence improved margins as well. Gross profit for the Life Science segment increased $6.3 million principally as the result of increased volume.

    Both SG&A and R&D declined from 1993 levels as a percentage of sales. This is a result of improved expense control and selective reductions in the work force; Bio-Rad continues to be committed to long-term growth through focused R&D efforts.

    During 1992 and 1993, the Company made provisions for restructuring certain operations. At September 30, 1994 the majority of cash outlays related to employee separation and other miscellaneous costs have been completed. The only continuing liability requiring future cash outlays are lease payments for excess space. These payments will be made over the term of the leases. Management continues its efforts to sublease excess space and reduce the reserves provided. During 1994 there have been no material changes in estimates related to these provisions for restructuring.

    Corporate Results - Non-Operating Items

    As a result of lower average borrowings, interest expense was $1.6 million less for the nine months ended September 30, 1994 than the comparable period of 1993. Average borrowings for the nine months ended September 30, 1994 were 32.5% less than average borrowings in the same period of 1993.

    Investment income for the nine months ended September 30, 1994 was $0.5 million compared to $4.1 million in the same period of 1993. Realized gains and losses from marketable securities classified as available-for-sale were $0.3 million for the period ending September 30, 1994. Investment income for the nine months ended September 30, 1993 included gains of $3.3 million from sales of Escagenetics stock. The Company has sold substantially all of the Escagenetics stock acquired upon International Plant Research Institute's (IPRI) emergence from bankruptcy. The Company retains 275,863 shares of Escagenetics, substantially all of which are subject to option as outlined in the IPRI reorganization plan.

    Net other income and expense for the nine months ended September 30, 1994 includes reserves for estimated damages from pending legal action (see Note 5), non-operating legal costs and hedging costs related to foreign exchange exposures. Non-operating items for the nine months ended September 30, 1993 were primarily hedging costs related to foreign exchange exposures.

    The Company's effective tax rate is 35% for 1994 and 40% for 1993. The lower effective tax rate for 1994 is the result of sustained profitability levels accelerating the use of foreign tax loss carryforwards and successful progress in closing prior years Federal tax returns subject to review.

    Financial Condition

    The Company's ongoing and principal capital requirement is for working capital to fund its growth in operations. At September 30, 1994, the Company had available $3.9 million in cash and cash equivalents and $59.1 million under its principal revolving credit agreement. In addition, Bio-Rad held marketable securities with a market value of $4.7 million, most of which could be readily converted to cash. During the nine months ended September 30, 1994, Bio-Rad's improved profitability and reduced capital spending has provided cash from operating activities and allowed for reduction of $22.7 million in total debt. The Company has decided to redeem the 11.96% Subordinated Notes due July 15, 1998, effective November 10, 1994. The prepayment penalty of 3.99% along with the unamortized debt issue costs will have the effect of lowering fourth quarter pretax income by approximately $0.6 million. Funds to retire the debt will be provided by the Company's principal revolving credit agreement. Interest rates on the replacement debt will be below the subordinated notes effective rate.

    As of September 30, 1994, the Company had no material commitments for capital expenditures. Planned capital expenditures can be characterized as ordinary and necessary replacements, cost savings and regulatory expenditures to maintain profitability levels. The general level of expenditures should continue to remain below those of 1993 and 1992.

    On a monthly basis the Company enters into forward foreign exchange contracts to hedge against foreign-currency-denominated intercompany accounts receivable balances. These balances arise as part of distributing its products via intercompany transactions. The forward foreign exchange contracts mature every 33 days or less and are marked to market at each balance sheet date. There are no deferred gains or losses from Bio-Rad's hedging activities. Both realized and unrealized gains and losses on these hedging operations are reported as net other income and expense.

    At September 30, 1994 consolidated net inventories increased 2.2% from June 30, 1994 and 3.1% from December 31, 1993. Both Life Science and Analytical Instruments have increased inventories while Clinical Diagnostics was unchanged for the third quarter and has decreased for the year. Inventory control remains central to management's efforts to moderate capital growth requirements.

    Net accounts receivable have increased $5.6 million since December 31, 1993 primarily as the result of foreign currencies strengthening against the US dollar at September 30, 1994 compared to December 31, 1993.

    PART II.  OTHER INFORMATION

    Item 1.  LEGAL PROCEEDINGS

    In June 1994, the Company was found liable for the willful infringement of the Pharmacia patent (see Note 5).

    Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

    The following documents are filed as part of this report:

    Exhibit No.

    11.1      Computation of Earnings Per Share.

    27.1      Financial Data Schedule.

    (b)  Reports on Form 8-K

    There  were no reports on  Form 8-K for the  quarter ended September
    30, 1994.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  BIO-RAD LABORATORIES, INC.
                                        (Registrant)



    Date:  November 14, 1994      /s/ Thomas L. Braje
                                  Thomas L. Braje, Vice President,
                                  Chief Financial Officer



    Date:  November 14, 1994      /s/ James R. Stark
                                  James R. Stark,
                                  Corporate Controller