Form 10-K405
period 1994-12-31
BIO RAD LABORATORIES INC
filed 1995-03-24
CIK 12208

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               _________

                               FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended December 31, 1994

                              OR

   __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from _________ to _________________

                     Commission file number  1-7928

                       BIO-RAD LABORATORIES, INC.
          (Exact name of registrant as specified in its charter)

            Delaware                                   94-1381833
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

    1000 Alfred Nobel Drive, Hercules, CA                  94547
   (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code (510) 724-7000

   Securities registered pursuant to Section 12(b) of the Act:
                                                                                  Market Value on
                                 Name of each exchange    Shares outstanding   March 3, 1995 of stocks
       Title of each class        on which registered        March 3, 1995     held by non-affiliates
       -------------------       ---------------------    ------------------   ------------------------
   Class A Common Stock
    Par Value $1.00 per share   American Stock Exchange      6,326,488           $136,740,624

   Class B Common Stock
    Par Value $1.00 per share   American Stock Exchange      1,787,907           $ 11,873,359

   Securities registered pursuant to Section 12(g) of the Act:

                                  NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.  Yes  X   No _____





          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



                  Documents Incorporated by Reference


            Document                             Form 10-K Parts
   _________________________________________    ____________________
   (1) Annual Report to Stockholders for the
       fiscal year ended December 31, 1994
       (specified portions)                           I, II, IV
   (2) Definitive Proxy Statement to be mailed
       to stockholders in connection with the
       registrant's 1995 Annual Meeting of
       Stockholders (specified portions)                 III

                               P A R T  I
   ITEM 1. BUSINESS

   General

   Founded in 1957, Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company") was initially engaged in the development and produc-tion of specialty chemicals used in biochemical, pharmaceutical and other life science research applications. In 1967, the Com-pany entered the field of clinical diagnostics with the develop-ment of its first test kit based on separation techniques and materials developed for life sciences research. Recognizing that the fields of clinical diagnostics and life sciences research were evolving toward more automated techniques, Bio-Rad expanded into the field of analytical and measuring instrument systems with the acquisition of Block Engineering in 1978, Polaron Equip-ment Limited in 1982 and the Vickers Instrument businesses in 1989.

   As Bio-Rad broadened its product lines, it has also widened its geographical market. The Company controls its distribution chan-nels in nineteen countries outside the U.S.A. through subsidiaries whose primary focus is customer service and product distribution.

   Bio-Rad manufactures and supplies to life sciences research, health care, analytical chemistry, semiconductor and other markets a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

   Business Segments

   The Company operates in three industry segments designated Life Science, Clinical Diagnostics and Analytical Instruments. Each operates in both the U.S. and international markets. For finan-cial information on geographic and industry segments, see Note 13 on pages 21 and 22 of Exhibit 13.1, which note is incorporated herein by reference. Exhibit 13.1 is the Company's Consolidated Financial Statements, which is an excerpt from the Company's 1994 Annual Report to Stockholders.

   Description of Business

                             Life Science

   The Life Science segment develops, manufactures and sells electrophoresis, gene transfer, chromatography, immunoassay, imaging and image analysis products including specialty chemical and biological materials, separation and purification systems, laser scanning confocal microscopes and accessories. These products are used to separate and analyze complex chemical mixtures and are sold to universities, private industry, government agencies and clinical and hospital laboratories. They are used in biochemistry, molecular biology, cancer research, immunology, and other areas of life science and genetic research. In addition, these products are sold to industrial and commercial customers, including pharmaceutical, biotechnology and food processing companies, for research and development, manufacturing and quality control applications.

                         Clinical Diagnostics

   The Clinical Diagnostics segment develops and manufactures automated test systems, test kits and specialized quality controls for the healthcare market. Hospitals and clinical laboratories use these products to assist physicians in diagnosing and monitoring their patients. Many of these products are based on innovative applications of technologies (including immunoassay, chromatography and electrophoresis) originally developed for life science research. Bio-Rad also develops, manufactures and distributes controls for immunoassay testing, therapeutic drug monitoring and other applications.

                        Analytical Instruments

   Bio-Rad's Analytical Instruments segment develops, produces and sells FT-IR spectrometer systems, semiconductor measurement instruments and spectral reference publications. Purchasers of these products include government agencies, universities, research institutions and industrial companies. These products are used in industrial and scientific research, in manufacturing and in quality control applications. The confocal microscope product line has been reclassified to Life Science from Analytical Instruments in 1994. All prior period information was restated for comparability.

   Raw Materials and Components

   The Company utilizes a wide variety of chemicals, biological materials, electronic components, machined metal parts, optical parts, minicomputers and peripheral devices. Most of these materials and components are available from numerous sources and the Company has not experienced difficulty in securing adequate supplies.

   Patents and Trademarks

   The Company owns numerous U.S. and international patents and patent licenses. Bio-Rad believes, however, that its ability to develop and manufacture its products depends primarily on its know-how, technology and special skills. Under several patent license  agreements,  Bio-Rad  pays  royalties on  the  sales  of certain products. Bio-Rad views these patents and license agreements as valuable assets but believes that no one of them is of material importance to its business as a whole or to its individual segments.

   Seasonal Operations and Backlog

   The Company's business is not inherently seasonal, however, the European custom of concentrating vacation during the summer months usually has had a negative impact on third quarter sales volume and results.

   For the most part, the Company operates in markets characterized by short lead times and the absence of significant backlogs. The Company produces several analytical instruments against an order backlog. Management has concluded that backlog information is not material to the Company's business as a whole.

   Sales and Marketing

   Each of Bio-Rad's divisions maintains a sales force or works in conjunction with other divisions to sell its products on a direct basis. Each sales force is technically trained in the disciplines associated with its products. Sales are also generated through direct mail advertising, exhibits at trade shows and technical meetings, and by extensive advertising in technical and trade publications. Sales and marketing efforts are augmented by technical service departments that assist customers in effective product utilization and in new product applications. Bio-Rad also produces and distributes technical literature and holds seminars for customers on the use of its products. Bio-Rad products are sold to a broad and diversified customer base. In 1994, no single customer accounted for as much as 4% of any segment's total sales. However, a number of the Company's customers, particularly in Life Science, are substantially dependent for their funding on government grants and research contracts.

   Most of the Company's international sales are generated by wholly-owned subsidiaries and their branch offices in
   Australia, Austria, Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Italy, Japan, the Netherlands, New Zealand, People's Republic of China, Singapore, Spain, Sweden and
   Switzerland.    Certain  of these  subsidiaries  also  have
   manufacturing  facilities.     While  Bio-Rad's   international
   operations  are  subject  to  certain  risks  common  to  foreign operations in general, such as changes in governmental regulations, import restrictions and foreign exchange
   fluctuations,  the  Company's international  operations   are
   principally in developed nations, which the Company regards as presenting no significantly greater risks to its operations than are present in the United States.

   Competition

   Most markets served by  Bio-Rad's product groups are competitive.

   Bio-Rad's competitors range in size from start-ups to large multi-nationals. Reliable independent information on sales and market share of products produced by Bio-Rad's competitors is not generally available. Bio-Rad believes, however, based on its own marketing information, that while some competitors are dominant with respect to certain individual products, no one company, including Bio-Rad, is dominant with respect to a material portion of any segment of Bio-Rad's business.

   Product Research and Development

   The Company conducts extensive product research and development activities in all areas of its business, employing approximately 300 people worldwide in these activities. Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future. New products and new applications for existing products are being developed continuously by Bio-Rad's teams of researchers. In its development and testing of new products and applications Bio-Rad consults with scientific and medical professionals at universities, at hospitals and medical schools, and in industry. Bio-Rad spent approximately $30.2 million, $34.2 million and $34.7 million on R&D activities during the years ended December 31, 1994, 1993 and 1992, respectively.

   Regulatory Matters

   Certain of the Company's products (primarily diagnostic products) are subject to regulation in the United States by the Center for Devices and Radiological Health of the United States Food and Drug Administration (FDA) and in other jurisdictions by state and foreign government authorities. FDA regulations require that some new products have pre-marketing approval by the FDA and require certain of Bio-Rad's products to be manufactured in accordance with "good manufacturing practices", to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. The Company is also subject to government regulation of the use and handling of radioactive materials and controlled substances. The Company believes it is in compliance with these and other regulations.

   Certain of the Company's production processes involve the use of materials whose use is subject to federal, state and local environmental regulations. The Company regularly evaluates its processes and procedures to ensure compliance with applicable environmental standards and regulations. Although, from time to time, modification of processes and procedures may be required which will require additional capital expenditures, the Company presently believes that any such expenditures will have no material adverse effect on the future results of operations or the financial position of the Company.

   Employees

   At December 31, 1994, Bio-Rad had approximately 2,330 full-time employees. Fewer than 7% of Bio-Rad's employees are covered by a collective bargaining agreement which will expire on October 31, 1998. Bio-Rad considers its employee relations in general to be good.

   ITEM 2. PROPERTIES

   Bio-Rad owns its Corporate headquarters located in Hercules, California. The principal manufacturing and research locations for each segment are as follows:

     Life Science           Richmond, California        Owned/Leased
                            Hercules, California        Owned
                            Hemel Hempstead, England    Leased
                            Milan, Italy                Leased

     Clinical Diagnostics   Hercules, California        Owned/Leased
                            Anaheim, California         Leased
                            Benicia, California         Leased
                            Munich, Germany             Leased

     Analytical Instruments Cambridge, Massachusetts    Owned/Leased
                            York, England               Owned
                            Hemel Hempstead, England    Leased
                            Philadelphia, Pennsylvania  Owned

   Most   manufacturing   and   research   facilities   also   house
   administration,  sales   and  distribution  activities   for  the
   segment.

   In addition, the Company leases office and warehouse facilities in California, New York, Pennsylvania, Australia, Austria, Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, the Netherlands, New Zealand, People's Republic of China, Singapore, Spain, Sweden and Switzerland. These facilities are used principally for administration, sales, service and distribution for all three segments.

   All facilities are believed to be adequate at present to support the Company's current and anticipated production requirements. Historically, adequate space to expand sales and distribution channels has been available and is leased as needed.

   ITEM 3.  LEGAL PROCEEDINGS

   Note 11,  "Legal Proceedings", appearing on  pages 19 and 20   of
   Exhibit 13.1 is incorporated herein by reference.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.


                              P A R T  II


   ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

   Note 15, "Information Concerning Common Stock", appearing on page 23 of Exhibit 13.1 is incorporated herein by reference.

   ITEM 6.  SELECTED FINANCIAL DATA

   The table headed "Summary  of Operations" appearing on page  1 of
   Exhibit 13.1 is incorporated herein by reference.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

   The section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 26 through 30 of Exhibit 13.1 is incorporated herein by reference.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Report of Independent Public Accountants and the Consolidated Financial Statements and Notes thereto appearing on pages 2 through 25 of Exhibit 13.1 are incorporated herein by reference.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                              P A R T  III


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The sections labeled "Election of Directors" and "Compliance with
   Section 16(a) of the Securities Exchange Act of 1934" of the definitive Proxy Statement mailed to stockholders in connection with the 1995 Annual Meeting of Stockholders (the 1995 Proxy Statement) are incorporated herein by reference.

   ITEM 11.  EXECUTIVE COMPENSATION

   The   sections  labeled   "Executive   Compensation   and   Other
   Information" and "Compensation of Directors" of the 1995 Proxy Statement are incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

   The section labeled "Principal and Management Stockholders" of the 1995 Proxy Statement is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section labeled "Compensation of Directors" of the 1995 Proxy Statement is incorporated herein by reference.

                              P A R T  IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

   (a) 1. Index to Financial Statements

          The following Consolidated Financial Statements are included in the 1994 Annual Report and are incorporated herein by reference pursuant to Item 8:
                                                          Page in
                                                        Exhibit 13.1
          Consolidated Balance Sheets
          at December 31, 1994 and 1993                     2-3

          Consolidated Statements of Income
          for each of the three years in the
          period ended December 31, 1994                    4

          Consolidated Statements of Cash Flows
          for each of the three years in the period
          ended December 31, 1994                           5

          Consolidated Statements of Changes in
          Stockholders' Equity for each of the three
          years in the period ended December 31, 1994       6

          Notes to Consolidated Financial Statements        7-24

          Report of Independent Public Accountants          25

       2. Index to Financial Statement Schedule
                                                          Page in
                                                         Form 10-K
          Report of Independent Public Accountants
          on Schedule                                       9

          II Valuation and Qualifying Accounts              10

          All other Financial Statement Schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

       3. Index to Exhibits

          The exhibits listed in the accompanying Index to Exhibits on page 12 of this report are filed or incorporated by reference as part of this report.

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


   To the Stockholders and Board of Directors of Bio-Rad Laboratories, Inc.:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bio-Rad Laboratories, Inc.'s annual report to stockholders incor-porated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index, Item 14(a)2, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial state-ments. This schedule has been subjected to the auditing pro-cedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP

   San Francisco, California,
     February 7, 1995

   BIO-RAD LABORATORIES, INC.
   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
   Years Ended December 31, 1994, 1993 and 1992
   (In thousands)

    Reserve for doubtful account receivable
                                Additions
                  Balance at    Charged to                  Balance
                  Beginning     Costs and                   at End
                    of Year      Expenses     Deductions    of Year

      1994          $2,033        $1,283        $ (422)     $2,894
                     =====         =====         =====       =====

      1993          $2,068        $  228        $ (263)     $2,033
                     =====         =====         =====       =====

      1992          $1,738        $  648        $ (318)     $2,068
                     =====         =====         =====       =====

    Valuation allowance for deferred tax assets
                                              Deductions
                  Balance at                  Charged to    Balance
                  Beginning                   Costs and     at End
                   of Year     Additions       Expenses     of Year

      1994         $12,353       $    -        $(5,144)    $ 7,209
                    ======        ======        ======      ======

      1993         $10,948       $ 3,037       $(1,632)    $12,353
                    ======        ======        ======      ======

      1992         $10,148       $ 2,364       $(1,564)    $10,948
                    ======        ======        ======      ======


                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIO-RAD LABORATORIES, INC.


                                            By:  /s/ Sanford S. Wadler
                                                  Sanford S. Wadler
                                                      Secretary

                                            Date:   March 23, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Principal Executive Officer:

     /s/  David Schwartz         President and Director   March 23, 1995
        (David Schwartz)

   Principal Financial Officer:

     /s/  Thomas L. Braje        Vice President,
        (Thomas L. Braje)         Chief Financial Officer  March 23, 1995


   Principal Accounting Officer:

     /s/  James R. Stark         Corporate Controller     March 23, 1995
        (James R. Stark)

   Other Directors:

     /s/  James J. Bennett       Director                 March 23, 1995
        (James J. Bennett)

     /s/  Albert J. Hillman      Director                 March 23, 1995
        (Albert J. Hillman)

     /s/  Philip L. Padou        Director                 March 23, 1995
        (Philip L. Padou)

     /s/  Alice N. Schwartz      Director                 March 23, 1995
        (Alice N. Schwartz)

     /s/  Norman Schwartz        Director                 March 23, 1995
        (Norman Schwartz)

     /s/  Burton A. Zabin        Director                 March 23, 1995
        (Burton A. Zabin)

                       BIO-RAD LABORATORIES, INC.
                           INDEX TO EXHIBITS
                              ITEM 14(a)3


   The following documents are filed as part of this report:
   Exhibit No.

   3.1       Restated Certificate of Incorporation, as of
             September 15, 1988. (1)

   3.2       By-Laws of the Registrant, as amended February 19,
             1980. (2)

   10.4      1994 Stock Option Plan. (3)

   10.5      Amended 1988 Employee Stock Purchase Plan. (4)

   10.6      Employees' Deferred Profit Sharing Retirement Plan.

   10.9 Credit Agreement dated as of February 18, 1994, by and among the Registrant, The Lenders and The First
             National Bank of Chicago, as agent. (5)

   11.1      Computation of Earnings Per Share.

   13.1 Excerpt from Annual Report to Stockholders' for the fiscal year ended December 31, 1994 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

   21.1      Listing of Subsidiaries.

   23.1      Consent of Independent Public Accountants.

   27.1      Financial Data Schedule.
   ________________________________________________________________

   (1) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended
             December 31, 1992, dated March 26, 1993.

   (2) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-7
             Registration No. 2-66797, which became effective
             April 22, 1980.

   (3) Incorporated by reference from the Exhibits to the Company's Form S-8 filing, dated April 28, 1994.

   (4) Incorporated by reference from the Exhibits to the Company's Form S-8 filing, dated April 28, 1994.

   (5) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year endedDecember 31, 1993, dated March 24, 1994.