Form 10-Q
period 1995-03-31
BIO RAD LABORATORIES INC
filed 1995-05-11
CIK 12208

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1995.

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

                                                   Shares Outstanding
              Title of each Class                  at April 30, 1995
              Class A Common Stock,
               Par Value $1.00 per share           6,350,132

              Class B Common Stock,
               Par Value $1.00 per share           1,780,190


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.




                             BIO-RAD LABORATORIES, INC.

                      Condensed Consolidated Statements of Income
                        (In thousands, except per share data)

                                                     Three Months Ended
                                                           March 31,
                                                       1995      1994
   NET SALES . . . . . . . . . . . . . . . . . .     $ 97,858  $ 89,657

   Cost of goods sold  . . . . . . . . . . . . .       41,817    39,409

   GROSS PROFIT  . . . . . . . . . . . . . . . .       56,041    50,248

   Selling, general and administrative expense .       34,956    31,715

   Product research and development expense  . .        8,376     7,349

   INCOME FROM OPERATIONS  . . . . . . . . . . .       12,709    11,184

   Interest expense  . . . . . . . . . . . . . .       (1,282)   (1,704)

   Investment income, net  . . . . . . . . . . .          208       322

   Other, net  . . . . . . . . . . . . . . . . .         (897)   (1,961)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       10,738     7,841

   Provision for income taxes  . . . . . . . . .        2,685     3,136

   NET INCOME  . . . . . . . . . . . . . . . . .     $  8,053  $  4,705
                                                     ========  ========

   Earnings per share  . . . . . . . . . . . . .        $0.99     $0.58
                                                     ========  ========
   Weighted average common shares  . . . . . . .        8,113     8,045
                                                     ========  ========



   The accompanying notes are an integral part of these unaudited statements.

                             BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                                 March 31,    December 31,
                                                                   1995           1994
   ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . .         $   5,917       $   3,751
   Accounts receivable . . . . . . . . . . . . . . . . .            92,452          81,714

   Inventories . . . . . . . . . . . . . . . . . . . . .            80,447          73,339
   Prepaid expenses, taxes and other current assets. . .            20,187          19,526

      Total current assets . . . . . . . . . . . . . . .           199,003         178,330
   Net property, plant and equipment . . . . . . . . . .            75,079          75,625

   Marketable securities . . . . . . . . . . . . . . . .             4,871           4,743
   Other assets  . . . . . . . . . . . . . . . . . . . .             5,152           4,952

        Total assets . . . . . . . . . . . . . . . . . .         $ 284,105       $ 263,650

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt        $  22,619       $  21,593
   Accounts payable  . . . . . . . . . . . . . . . . . .            24,065          21,116

   Accrued payroll and employee benefits . . . . . . . .            21,926          21,191
   Sales, income and other taxes payable . . . . . . . .             9,196           6,377

   Other current liabilities . . . . . . . . . . . . . .            24,037          19,601
      Total current liabilities  . . . . . . . . . . . .           101,843          89,878

   Long-term debt, net of current maturities . . . . . .            25,392          26,287
   Deferred tax liabilities  . . . . . . . . . . . . . .            16,925          17,667

      Total liabilities  . . . . . . . . . . . . . . . .           144,160         133,832


   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding  . . . . . . . . . . .                --              --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 6,334,018 at March 31, 1995
     and 6,311,128 at December 31, 1994  . . . . . . .               6,334           6,311

   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 1,787,907 at March 31, 1995
     and 1,794,999 at December 31, 1994. . . . . . . .               1,788           1,795
   Additional paid-in capital . . . . . . . . . . . . . .           19,193          18,927

   Retained earnings . . . . . . . . . . . . . . . . . .           107,754          99,701
   Currency translation  . . . . . . . . . . . . . . . .             4,396           2,566

   Net unrealized holding gain on available-for-sale securities        480             518
      Total stockholders' equity . . . . . . . . . . . .           139,945         129,818

         Total liabilities and stockholders' equity  . .         $ 284,105       $ 263,650
                                                                 =========       =========

   The accompanying notes are an integral part of these unaudited statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)

                                                                          Three  Months Ended
                                                                              March  31,
                                                                           1995         1994
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . .            $ 92,121    $ 87,023
        Cash paid to suppliers and employees . . . . . . . .             (81,696)    (70,857)
        Interest paid. . . . . . . . . . . . . . . . . . . .              (1,232)     (2,056)
        Income tax receipts (payments) . . . . . . . . . . .                (591)      1,052
        Miscellaneous payments . . . . . . . . . . . . . . .                 (59)       (156)
        Net cash provided by operating activities. . . . . .               8,543      15,006

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . .              (2,676)     (1,716)
        Marketable securities investment activity, net . . .                  (1)        511
        Foreign currency hedges, net . . . . . . . . . . . .                (464)       (769)
        Net cash used in investing activities. . . . . . . .              (3,141)     (1,974)

   Cash flows from financing activities:
         Net borrowings under line-of-credit arrangements. .                (213)     (6,105)
         Additions to long-term debt . . . . . . . . . . . .              17,967      13,800
         Payments on long-term debt. . . . . . . . . . . . .             (19,084)    (17,068)
         Proceeds from issuance of common stock. . . . . . .                 282         186
         Net cash used in financing activities . . . . . . .              (1,048)     (9,187)

   Effect of exchange rate changes on cash . . . . . . . . .              (2,188)     (1,295)
   Net increase in cash and cash equivalents . . . . . . . .               2,166       2,550

   Cash and cash equivalents at beginning of period. . . . .               3,751       3,112
   Cash and cash equivalents at end of period. . . . . . . .            $  5,917    $  5,662
                                                                        ========    ========


   Reconciliation of net income to net cash provided by operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . . . .            $  8,053    $  4,705
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization. . . . . . . . . . .               4,181       4,320
          Foreign currency hedges, net . . . . . . . . . . .               1,921       1,524
          Gains on dispositions of marketable securities . .                (143)       (273)
          Increase in accounts receivable. . . . . . . . . .              (7,861)     (3,380)
          (Increase) decrease in inventories . . . . . . . .              (4,465)      2,690
          Increase in other current assets . . . . . . . . .                (373)       (858)
          Increase in accounts payable and other
            current liabilities. . . . . . . . . . . . . . .               5,385       2,032
          Increase in income taxes payable . . . . . . . . .               2,088       4,188
          Other. . . . . . . . . . . . . . . . . . . . . . .                (243)         58

   Net cash provided by operating activities . . . . . . . .            $  8,543    $ 15,006
                                                                        ========    ========

   The accompanying notes are an integral part of these unaudited statements.

                       BIO-RAD LABORATORIES, INC.

          Notes to Condensed Consolidated Financial Statements

   1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 1994 (the Company's 1994 Annual Report). Certain amounts in the financial statements of the prior year have been reclassified to be consistent with the 1995 presentation.

   2. INVENTORIES

   The principal components of inventories are as follows:
                                       March 31,    December 31,
                                         1995           1994
                                           (in thousands)
   Raw materials                       $ 24,586       $ 23,713
   Work in process                       20,549         19,813
   Finished goods, net                   35,312         29,813

                                       $ 80,447       $ 73,339
                                       ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and  equipment are as follows:
                                          March 31,     December 31,
                                             1995            1994
                                               (in thousands)
      Land and improvements               $  8,057       $  8,057
      Buildings and leasehold
        improvements                        51,151         50,757
      Equipment                             94,550         91,600
                                           153,758        150,414
      Less accumulated depreciation         78,679         74,789

      Net property, plant and equipment   $ 75,079       $ 75,625
                                          ========       ========


   ITEM 2.   Management's  Discussion and Analysis of Results of
             Operations and Financial Condition.


   This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 1994.

   The  following  table shows  operating income  and  expense items  as a percentage of net sales:
                                Three Months Ended   Year Ended
                                     March 31,      December 31,
                                  1995      1994        1994
   Net sales                     100.0     100.0        100.0
    Cost of goods sold            42.7      44.0         43.9
   Gross profit                   57.3      56.0         56.1

   Selling, general and
    administrative                35.7      35.3         37.3

   Product research and
    development                    8.6       8.2          8.5

   Income from operations         13.0      12.5         10.3
                                 =====     =====        =====

             Three Months Ended March 31, 1995 Compared to
                   Three Months Ended March 31, 1994

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's net sales (sales) in the first quarter of 1995 reached a record $97.9 million up 9% from the $89.7 million reported in the first quarter of 1994. For the first quarter of 1995, the effects of a weakened U.S. dollar account for approximately half of the increase in consolidated sales compared to sales based on 1994 exchange rates. Compared to the first quarter of 1994, sales increased 22% in Analytical Instruments, 8% in Life Science and 6% in Clinical Diagnostics. Excluding the affects of the weakened U.S. dollar, segment sales increased 17% in Analytical Instruments, 3% in Life Science and 2% in Clinical Diagnostics. The increase in Analytical Instruments sales is attributed to the recent strength of the semiconductor instrument market. Life Science growth was low compared to an extremely strong first quarter in 1994 characterized by increased demand in Japan and the Far East. The diagnostic market remains very competitive in response to concerns regarding healthcare spending.

   Consolidated gross margins increased to 57.3% for the first quarter of 1995 from 56.0% for the first quarter of 1994 and 56.1% reported for the entire year of 1994. The increase in gross margin occurred in all three segments and is principally attributed to the aforementioned weakened dollar increasing the gross margin of foreign sales. While the Company sells its products worldwide, they are primarily manufactured in the United States.

   Selling, general and administrative expense (SG&A) and product research and development expense (R&D) increased from the first quarter of 1994, both in absolute dollars and as a percent of sales. SG&A, at 35.7% of sales, increased when compared to 35.3% of sales for the first quarter of 1994 but decreased when compared to 37.3% of sales for the entire year of 1994. The 0.4% increase represents approximately $0.4 million, the majority of which was spent in direct sales and sales support efforts. SG&A in the Life Science and Clinical Diagnostics segments increased at a rate slightly greater than the increase in sales while SG&A in the Analytical Instruments segment increased at half the rate of the increase in this segment's sales. Analytical Instruments is characterized by long lead times in completing sales and SG&A can fluctuate more significantly than in Life Science and Clinical Diagnostics. Management continually monitors the growth in SG&A spending in order to find ways to improve overall profitability by reducing SG&A as a percent of sales. As planned, R&D was expanded and spending increased in all segments as part of Bio-Rad's continuing commitment to long-term growth.

   Corporate Results - Non-Operating Items

   Interest expense was $422,000 less in the first quarter of 1995 than the comparable period of 1994 principally as a result of lower average borrowings. Average borrowings in the first three months of 1995 were 36% less than average borrowings in the same period of 1994.

   Net other income and expense in the first quarter of 1995 is primarily non-operating legal costs. Net other income and expense in the first quarter of 1994 included non-operating legal costs and hedging costs related to foreign exchange exposures.

   The Company's effective tax rate in the first quarter of 1995 was 25% compared to 40% for the first quarter of 1994 and 35% for the year 1994. The lower effective tax rate is the result of changes in the location of taxable income and fewer non-deductible expenses and reserves. The tax rate reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits. These benefits are expected to continue into 1996.

   Financial Condition

   At March 31, 1995, the Company had available $5.9 million in cash and cash equivalents and $55.7 million under its principal revolving credit agreement. In addition, Bio-Rad held marketable securities with a market value of $4.9 million, most of which could be readily converted to cash. The Company is open to acquisition opportunities to enhance growth. Future cash flows would be affected should any of these opportunities result in an actual acquisition. Available funds and cash flows from operations are adequate to meet the Company's objectives for operations, research and development, internal and external growth.

   Net cash provided by operations was $8.5 million for the quarter ended March 31, 1995 compared to $15.0 million for the comparable quarter of 1994. Increases in accounts receivable and inventories as described below account for the majority of the difference. For the seventh consecutive quarter, cash provided by operations and limited capital expenditures have allowed Bio-Rad to improve its debt to equity ratio.

   At March 31, 1995, consolidated accounts receivable were $10.7 million higher than at December 31, 1994. Approximately $3.6 million of the increase is attributed to increased sales in the first quarter of 1995 when compared to the fourth quarter of 1994. Approximately $2.9 million of the increase is attributed to the weakened U.S. dollar. Additionally, the reorganization of the Italian healthcare reimbursement system has temporarily slowed payments until the administrative transition is complete. The collection of accounts receivable is also slowed by increases in the sales of instruments which historically have extended payment terms.

   At March 31, 1995 consolidated net inventories increased by $7.1 million from December 31, 1994. Approximately $2.6 million of the increase is attributed to the weakened U.S. dollar. The remainder is principally due to increases in Life Science instrumentation production to lower back order levels and increases in Clinical Diagnostics for anticipated growth. Inventory levels remain below the peak of $86.0 million reported at March 31, 1993 and inventory control remains central to management's efforts to moderate capital growth requirements.

   PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   11.1      Computation of Earnings Per Share.

   27.1      Financial Data Schedule.

   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended March 31, 1995.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  BIO-RAD LABORATORIES, INC.
                                        (Registrant)



    Date:  May 10, 1994           /s/ Thomas L. Braje
                                  Thomas L. Braje, Vice President,
                                  Chief Financial Officer



    Date:  May 10, 1994           /s/ James R. Stark
                                  James R. Stark,
                                  Corporate Controller