Form 10-Q
period 1995-06-30
BIO RAD LABORATORIES INC
filed 1995-08-09
CIK 12208

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1995.

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

                                                   Shares Outstanding
              Title of each Class                  at July 31, 1995
              Class A Common Stock,
               Par Value $1.00 per share           6,377,547

              Class B Common Stock,
               Par Value $1.00 per share           1,766,942


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.



                                   BIO-RAD LABORATORIES, INC.

                           Condensed Consolidated Statements of Income
                              (In thousands, except per share data)

                                                     Three Months Ended      Six Months Ended
                                                           June 30,              June 30,
                                                       1995        1994       1995       1994

   NET SALES . . . . . . . . . . . . . . . . . .    $ 97,921    $ 85,127   $195,779   $174,784

   Cost of goods sold  . . . . . . . . . . . . .      41,403      36,605     83,220     76,014

   GROSS PROFIT  . . . . . . . . . . . . . . . .      56,518      48,522    112,559     98,770

   Selling, general and administrative expense .      38,918      32,185     73,874     63,900

   Product research and development expense  . .       8,513       7,251     16,889     14,600

   INCOME FROM OPERATIONS  . . . . . . . . . . .       9,087       9,086     21,796     20,270

   Interest expense  . . . . . . . . . . . . . .      (1,150)     (1,642)    (2,432)    (3,346)

   Investment income, net. . . . . . . . . . . .         278         203        486        525

   Other, net  . . . . . . . . . . . . . . . . .         468      (2,959)      (429)    (4,920)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       8,683       4,688     19,421     12,529

   Provision for income taxes  . . . . . . . . .       2,170       1,876      4,855      5,012

   NET INCOME  . . . . . . . . . . . . . . . . .    $  6,513    $  2,812   $ 14,566   $  7,517
                                                    ========    ========   ========   ========

   Earnings per share  . . . . . . . . . . . . .       $0.80       $0.35      $1.79      $0.93
                                                    ========    ========   ========   ========
   Weighted average common shares  . . . . . . .       8,131       8,066      8,122      8,056
                                                    ========    ========   ========   ========


   The accompanying notes are an integral part of these unaudited statements.

                             BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                                 June 30,        December 31,
                                                                   1995            1994
   ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . .         $   5,000       $   3,751
   Accounts receivable . . . . . . . . . . . . . . . . .            88,335          81,714
   Inventories . . . . . . . . . . . . . . . . . . . . .            85,401          73,339
   Prepaid expenses, taxes and other current assets. . .            20,337          19,526
      Total current assets . . . . . . . . . . . . . . .           199,073         178,330
   Net property, plant and equipment . . . . . . . . . .            74,754          75,625
   Marketable securities . . . . . . . . . . . . . . . .             5,757           4,743
   Other assets  . . . . . . . . . . . . . . . . . . . .             6,167           4,952

        Total assets . . . . . . . . . . . . . . . . . .         $ 285,751       $ 263,650
                                                                 =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt        $  20,092       $  21,593
   Accounts payable  . . . . . . . . . . . . . . . . . .            20,682          21,116
   Accrued payroll and employee benefits . . . . . . . .            23,775          21,191
   Sales, income and other taxes payable . . . . . . . .             9,629           6,377
   Other current liabilities . . . . . . . . . . . . . .            23,987          19,601
      Total current liabilities  . . . . . . . . . . . .            98,165          89,878

   Long-term debt, net of current maturities . . . . . .            23,593          26,287
   Deferred tax liabilities  . . . . . . . . . . . . . .            16,881          17,667

      Total liabilities  . . . . . . . . . . . . . . . .           138,639         133,832


   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding  . . . . . . . . . . .                --              --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 6,362,118 at June 30, 1995
     and 6,311,128 at December 31, 1994  . . . . . . .               6,362           6,311

   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 1,773,525 at June 30, 1995
     and 1,794,999 at December 31, 1994. . . . . . . .               1,774           1,795
   Additional paid-in capital . . . . . . . . . . . . . .           19,447          18,927
   Retained earnings . . . . . . . . . . . . . . . . . .           114,267          99,701
   Currency translation  . . . . . . . . . . . . . . . .             4,305           2,566
   Net unrealized holding gain on available-for-sale securities        957             518
      Total stockholders' equity . . . . . . . . . . . .           147,112         129,818

         Total liabilities and stockholders' equity  . .         $ 285,751       $ 263,650
                                                                 =========       =========

   The accompanying notes are an integral part of these unaudited statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)

                                                                          Six Months Ended
                                                                              June 30,
                                                                           1995        1994
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . . . . .      $195,311    $174,909
        Cash paid to suppliers and employees . . . . . . . . . . .      (173,336)   (140,791)
        Interest paid. . . . . . . . . . . . . . . . . . . . . . .        (2,398)     (3,242)
        Income tax payments  . . . . . . . . . . . . . . . . . . .        (1,683)     (1,363)
        Miscellaneous receipts (payments). . . . . . . . . . . . .           191        (222)
        Net cash provided by operating activities. . . . . . . . .        18,085      29,291

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . . . . .        (5,962)     (3,729)
        Marketable securities investment activity, net . . . . . .          (158)        298
        Foreign currency hedges, net . . . . . . . . . . . . . . .        (2,502)     (2,090)

        Net cash used in investing activities. . . . . . . . . . .        (8,622)     (5,521)

   Cash flows from financing activities:
         Net borrowings under line-of-credit arrangements. . . . .        (2,893)    (10,004)
         Additions to long-term debt . . . . . . . . . . . . . . .        38,904      29,900
         Payments on long-term debt. . . . . . . . . . . . . . . .       (42,229)    (40,470)
         Proceeds from issuance of common stock. . . . . . . . . .           550         360
         Net cash used in financing activities . . . . . . . . . .        (5,668)    (20,214)

   Effect of exchange rate changes on cash . . . . . . . . . . . .        (2,546)     (1,829)
   Net increase in cash and cash equivalents . . . . . . . . . . .         1,249       1,727

   Cash and cash equivalents at beginning of period. . . . . . . .         3,751       3,112
   Cash and cash equivalents at end of period. . . . . . . . . . .      $  5,000    $  4,839
                                                                        ========    ========
   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 14,566    $  7,517
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization  . . . . . . . . . . . . .         8,261       8,339
          Gains on disposition of marketable securities. . . . . .          (391)       (356)
          Foreign currency hedges, net . . . . . . . . . . . . . .         2,601       2,744
          Increase in accounts receivable. . . . . . . . . . . . .        (3,106)     (1,442)
          (Increase) decrease in inventories . . . . . . . . . . .        (9,285)      1,889
          Increase in other current assets . . . . . . . . . . . .          (538)     (1,147)
          Increase in accounts payable and other
            current liabilities. . . . . . . . . . . . . . . . . .         4,039       8,108
          Increase in income taxes payable . . . . . . . . . . . .         3,138       3,651
          Other. . . . . . . . . . . . . . . . . . . . . . . . . .        (1,200)        (12)

   Net cash provided by operating activities . . . . . . . . . . .      $ 18,085    $ 29,291
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

   2. INVENTORIES

   The principal components of inventories are as follows:
                                          June 30,     December 31,
                                            1995           1994
                                              (in thousands)
   Raw materials                          $ 27,329       $ 23,713
   Work in process                          19,763         19,813
   Finished goods                           38,309         29,813

                                          $ 85,401       $ 73,339
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and  equipment are as follows:
                                          June  30,      December 31,
                                            1995           1994
                                              (in thousands)
      Land and improvements               $  8,057       $  8,057
      Buildings and leasehold
        improvements                        51,283         50,757
      Equipment                             97,480         91,600
                                           156,820        150,414
      Less accumulated depreciation         82,066         74,789

      Net property, plant and equipment   $ 74,754       $ 75,625
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

   The  following  table shows  operating income  and  expense items  as a percentage of net sales:
                          Three Months Ended Six Months Ended  Year Ended
                               June 30 ,         June 30,     December 31,
                            1995      1994     1995     1994      1994
   Net sales               100.0     100.0     100.0    100.0     100.0
    Cost of goods sold      42.3      43.0      42.5     43.5      43.9
   Gross profit             57.7      57.0      57.5     56.5      56.1

   Selling, general and
    administrative          39.7      37.8      37.8     36.6      37.3

   Product research and
    development              8.7       8.5       8.6      8.3       8.5

   Income from operations    9.3      10.7      11.1     11.6      10.3
                           =====     =====     =====    =====     =====

              Three Months Ended June 30, 1995 Compared to
                    Three Months Ended June 30, 1994

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's net sales (sales) in the second quarter of 1995 increased 15% to $97.9 million from $85.1 million reported in the second quarter of 1994. Compared to the second quarter of 1994, sales increased 35% in Analytical Instruments, 17% in Life
   Science and 5% in Clinical Diagnostics. The effects of a weakened U.S. dollar account for approximately $5.5 million of the increase in consolidated sales compared to sales based on 1994 exchange rates. Excluding the affects of the weakened U.S. dollar, sales increased 25% in Analytical Instruments, 9% in Life Science and 1% in Clinical Diagnostics. The increase in Analytical Instruments sales is attributable to the continued strength of the semiconductor instrument market. Life Science growth is occurring in Bio-Rad's traditional laboratory products and genetic systems. The diagnostic market remains very
   competitive   in  response   to  concerns   regarding  healthcare
   spending.

   Consolidated gross margins increased to 57.7% for the second quarter of 1995 from 57.0% for the second quarter of 1994. Gross margins increased in Life Science and Clinical Diagnostics but were down in Analytical Instruments. The increase in gross margins is attributable to the aforementioned weakened dollar increasing the gross margin of foreign sales and increased sales volume. Although gross margins declined in Analytical Instruments, gross profit dollars increased as a result of more volume.

   Selling, general and administrative expense (SG&A) and product research and development expense (R&D) increased from the second quarter of 1994, both in absolute dollars and as a percent of sales. SG&A was 39.7% of sales compared to 37.8% of sales for the second quarter of 1994. The 1.9% increase as a percent of sales represents approximately $1.9 million, the majority of which was spent for personnel and advertising to support future growth. SG&A in the Life Science and Clinical Diagnostics segments increased at a rate greater than the increase in sales while SG&A in the Analytical Instruments segment decreased as a percent of sales.
   Analytical Instruments is characterized by long lead times in completing sales and SG&A can fluctuate more significantly than in Life Science and Clinical Diagnostics. As planned, R&D was expanded and spending increased in all segments as part of Bio-Rad's continuing commitment to long-term growth.

   Corporate Results - Non-Operating Items

   Interest expense was $492,000 less in the second quarter of 1995 than the comparable period of 1994. This principally reflects a 29% reduction in average borrowings in the second quarter of 1995 compared to the second quarter of 1994.

   No significant items were included in net other income and expense for the second quarter of 1995. Net other income and expense in the second quarter of 1994 included reserves of $2.3 million for estimated damages in a legal action, hedging costs related to foreign exchange exposures and legal costs.

   The Company's effective tax rate in the second quarter of 1995 was 25% compared to 40% for the second quarter of 1994 and 35% for the year 1994. The lower effective tax rate is the result of changes in the location of taxable income and fewer non-deductible expenses and reserves. The tax rate reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits. These benefits are expected to continue into 1996.

                Six Months Ended June 30, 1995 Compared to
                      Six Months ended June 30, 1994

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's sales in the first half of 1995, at $195.8 million, were 12% greater than sales in the first half of 1994. On a year-to-date basis, the effects of a weakened U.S. dollar account for approximately $9.7 million of the $21.0 million increase in consolidated sales compared to sales based on 1994 exchange rates. Sales increased in all segments of the Company's business. Excluding the affects of the weakened U.S. dollar, sales increased 21% in Analytical Instruments, 6% in Life Science and 2% in Clinical Diagnostics. Analytical Instruments is benefiting from ongoing demand in the semiconductor instrument market. Life
   Science is experiencing growth in both laboratory products and genetic systems. The diagnostic market remains extremely competitive in response to ever increasing healthcare cost pressure in developed countries.

   Consolidated gross margins were 57.5% in the first half of 1995 up from 56.5% in the first half of 1994 and 56.1% for the entire year of 1994. The increase in gross margin occurred in all segments of the Company's business and is principally attributable to the aforementioned weakened dollar increasing the gross margin of foreign sales. While the Company sells its products worldwide, they are primarily manufactured in the United States.

   Both SG&A and R&D increased from the first half of 1994. Approximately $3.5 million of the growth in SG&A is attributed to the weakened U.S. dollar. Life Science and Clinical Diagnostics have increased SG&A at a rate greater than the increase in sales while Analytical Instruments has increased SG&A at a rate less than the increase in sales. R&D spending is continuing as planned to support Bio-Rad's commitment to long-term growth.

   Corporate Results - Non-Operating Items

   As a result of lower average borrowings, interest expense was $914,000 less in the first half of 1995 than the comparable period of 1994. Average borrowings in the first six months of 1995 were 33% less than average borrowings in the same period of 1994.

   Net other income and expense in the first half of 1995 is primarily legal costs. Net other income and expense in the first half of
   1994 included reserves for estimated damages in a legal action, hedging costs related to foreign exchange exposures and legal costs.

   The Company's effective tax rate in the first half of 1995 was 25% compared to 40% for the first half of 1994 and 35% for the year 1994. The lower effective tax rate is the result of changes in the location of taxable income and fewer non-deductible expenses and reserves. The tax rate reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits. These benefits are expected to continue into 1996.


   Financial Condition

   At  June 30, 1995,  the Company had  available $5.0  million in cash and cash equivalents and $57.6 million under its principal revolving credit agreement. In addition, Bio-Rad held marketable securities with a market value of $5.8 million, most of which could be readily converted to cash. In July, Bio-Rad completed the acquisition of an infrared spectrometer product line which will complement instrumentation in the spectroscopy division. This acquisition is expected to augment growth in the Analytical Instruments segment, but will not have a material affect on the financial position of the Company. The Company may consider additional acquisition opportunities to enhance growth. Future cash flows would be affected if any significant acquisition was consummated. Available funds and cash flows from operations are adequate to meet the Company's objectives for operations, research and development, internal and external growth.

   Net cash provided by operations was $18.1 million for the six months ended June 30, 1995 compared to $29.3 million for the comparable period of 1994. Increases in accounts receivable and inventories as described below account for the majority of the difference. For the eighth consecutive quarter, cash provided by operations and limited capital expenditures have allowed Bio-Rad to improve its debt to equity ratio.

   At  June  30,  1995,  consolidated  accounts  receivable  were  $6.6
   million  higher  than at  December  31,  1994.   Approximately  $0.8
   million of the increase is attributed to increased sales in the second quarter of 1995 when compared to the fourth quarter of 1994. Approximately $3.5 million of the increase is attributed to the weakened U.S. dollar. Additionally, the reorganization of the Italian healthcare reimbursement system has temporarily slowed payments until the administrative transition is complete. The collection of accounts receivable is also slowed by increases in the sales of instruments and inherently takes longer due to the complexities of the acceptance process.

   At June 30, 1995 consolidated net inventories increased by $12.1 million from December 31, 1994. Approximately $2.7 million of the increase is attributed to the weakened U.S. dollar. The remainder is principally due to increases in Life Science instrumentation production to lower back order levels and increases in Clinical Diagnostics for new products. Inventory control remains critical to management's efforts to moderate capital growth requirements.

   PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.

   As reported in the Company's 1994 Annual Report in 1994, the Company was named as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, at one site in Louisiana. On March 23, 1995, the Company was notified that the Environmental Protection Agency does not intend to pursue the Company as a potentially responsible party in connection with this site.

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   11.1      Computation of Earnings Per Share.

   27.1      Financial Data Schedule.

   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended June 30, 1995.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   BIO-RAD LABORATORIES, INC.
                                         (Registrant)



   Date:  August 8, 1995           /s/ Thomas L. Braje
                                   Thomas L. Braje, Vice President,
                                   Chief Financial Officer



   Date:  August 8, 1995           /s/ James R. Stark
                                   James R. Stark,
                                   Corporate Controller