Form 10-Q
period 1995-09-30
BIO RAD LABORATORIES INC
filed 1995-11-03
CIK 12208

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1995.

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

                                                   Shares Outstanding
              Title of each Class                  at September 30, 1995
              Class A Common Stock,
               Par Value $1.00 per share           6,384,995

              Class B Common Stock,
               Par Value $1.00 per share           1,766,067


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements



                                    BIO-RAD LABORATORIES, INC.

                           Condensed Consolidated Statements of Income
                              (In thousands, except per share data)

                                                    Three Months Ended     Nine Months Ended
                                                       September 30,         September 30,

                                                      1995      1994        1995         1994
   NET SALES . . . . . . . . . . . . . . . . . .    $ 92,905  $ 83,834    $288,684    $258,618

   Cost of goods sold  . . . . . . . . . . . . .      39,968    36,233     123,188     112,247

   GROSS PROFIT  . . . . . . . . . . . . . . . .      52,937    47,601     165,496     146,371

   Selling, general and administrative expense .      36,268    32,975     110,142      96,875

   Product research and development expense  . .       8,520     7,296      25,409      21,896

   Restructuring costs . . . . . . . . . . . . .       1,500        --       1,500          --

   INCOME FROM OPERATIONS  . . . . . . . . . . .       6,649     7,330      28,445      27,600

   Interest expense  . . . . . . . . . . . . . .      (1,080)   (1,506)     (3,512)     (4,852)

   Investment income, net. . . . . . . . . . . .         509        (2)        995         523

   Other, net  . . . . . . . . . . . . . . . . .        (158)     (813)       (587)     (5,733)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       5,920     5,009      25,341      17,538

   Provision for income taxes  . . . . . . . . .       1,480     1,126       6,335       6,138

   NET INCOME  . . . . . . . . . . . . . . . . .    $  4,440  $  3,883    $ 19,006    $ 11,400
                                                    ========  ========    ========    ========

   Earnings per share  . . . . . . . . . . . . .       $0.55     $0.48       $2.34       $1.41
                                                    ========  ========    ========    ========
   Weighted average common shares  . . . . . . .       8,146     8,086       8,130       8,066
                                                    ========  ========    ========    ========


   The accompanying notes are an integral part of these unaudited statements.

                             BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                              September 30,   December 31,
                                                                   1995           1994
   ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . .         $   7,564       $   3,751
   Accounts receivable . . . . . . . . . . . . . . . . .            85,903          81,714
   Inventories . . . . . . . . . . . . . . . . . . . . .            83,921          73,339
   Prepaid expenses, taxes and other current assets. . .            19,852          19,526
      Total current assets . . . . . . . . . . . . . . .           197,240         178,330
   Net property, plant and equipment . . . . . . . . . .            73,797          75,625
   Marketable securities . . . . . . . . . . . . . . . .             6,008           4,743
   Other assets  . . . . . . . . . . . . . . . . . . . .             4,723           4,952

        Total assets . . . . . . . . . . . . . . . . . .         $ 281,768       $ 263,650
                                                                 =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt        $  14,269       $  21,593
   Accounts payable  . . . . . . . . . . . . . . . . . .            18,434          21,116
   Accrued payroll and employee benefits . . . . . . . .            22,313          21,191
   Sales, income and other taxes payable . . . . . . . .             7,878           6,377
   Other current liabilities . . . . . . . . . . . . . .            24,159          19,601
      Total current liabilities  . . . . . . . . . . . .            87,053          89,878

   Long-term debt, net of current maturities . . . . . .            25,696          26,287
   Deferred tax liabilities  . . . . . . . . . . . . . .            17,631          17,667

      Total liabilities  . . . . . . . . . . . . . . . .           130,380         133,832


   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding  . . . . . . . . . . .                --              --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 6,384,995 at September 30, 1995
     and 6,311,128 at December 31, 1994  . . . . . . .               6,385           6,311
   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 1,766,067 at September 30, 1995
     and 1,794,999 at December 31, 1994. . . . . . . .               1,766           1,795
   Additional paid-in capital . . . . . . . . . . . . . .           19,726          18,927
   Retained earnings . . . . . . . . . . . . . . . . . .           118,707          99,701
   Currency translation  . . . . . . . . . . . . . . . .             3,871           2,566
   Net unrealized holding gain on available-for-sale securities        933             518
      Total stockholders' equity . . . . . . . . . . . .           151,388         129,818

         Total liabilities and stockholders' equity  . .         $ 281,768       $ 263,650
                                                                 =========       =========

   The accompanying notes are an integral part of these unaudited statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)

                                                                         Nine Months Ended
                                                                             September 30,
                                                                           1995        1994
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . .            $286,917    $259,893
        Cash paid to suppliers and employees . . . . . . . .            (255,789)   (214,378)
        Interest paid. . . . . . . . . . . . . . . . . . . .              (3,778)     (5,116)
        Income tax payments  . . . . . . . . . . . . . . . .              (4,366)     (2,875)
        Miscellaneous receipts (payments). . . . . . . . . .                 360        (722)
        Net cash provided by operating activities. . . . . .              23,344      36,802

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . .              (9,017)     (6,227)
        Payments for acquisitions  . . . . . . . . . . . . .                (819)         --
        Marketable securities investment activity, net . . .                   9         177
        Foreign currency hedges, net . . . . . . . . . . . .                (616)     (2,933)
        Net cash used in investing activities. . . . . . . .             (10,443)     (8,983)

   Cash flows from financing activities:
         Net borrowings under line-of-credit arrangements. .              (8,227)     (8,502)
         Additions to long-term debt . . . . . . . . . . . .              53,800      38,000
         Payments on long-term debt. . . . . . . . . . . . .             (55,034)    (55,086)
         Proceeds from issuance of common stock. . . . . . .                 844         584
         Net cash used in financing activities . . . . . . .              (8,617)    (25,004)

   Effect of exchange rate changes on cash . . . . . . . . .                (471)     (2,070)
   Net increase in cash and cash equivalents . . . . . . . .               3,813         745
   Cash and cash equivalents at beginning of period. . . . .               3,751       3,112

   Cash and cash equivalents at end of period. . . . . . . .            $  7,564    $  3,857
                                                                        ========    ========
   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . .            $ 19,006    $ 11,400
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization. . . . . . . . . . .              12,296      12,388
          Gains on disposition of marketable securities. . .                (858)       (322)
          Foreign currency hedges, net . . . . . . . . . . .                 948       3,409
          Increase in accounts receivable  . . . . . . . . .              (2,592)       (706)
          (Increase) decrease in inventories . . . . . . . .              (8,952)        863
          (Increase) decrease in other current assets  . . .                (196)        372
          Increase in accounts payable and other
            current liabilities. . . . . . . . . . . . . . .               1,654       6,430
          Increase in income taxes payable . . . . . . . . .               l,586       2,943
          Other. . . . . . . . . . . . . . . . . . . . . . .                 452          25

   Net cash provided by operating activities . . . . . . . .            $ 23,344    $ 36,802
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

   2. INVENTORIES

   The principal components of inventories are as follows:
                                        September 30,  December 31,
                                            1995           1994
                                              (in thousands)
   Raw materials                          $ 29,431       $ 23,713
   Work in process                          19,591         19,813
   Finished goods                           34,899         29,813

                                          $ 83,921       $ 73,339
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and  equipment are as follows:
                                        September 30,  December 31,
                                            1995           1994
                                              (in thousands)
   Land and improvements                  $  8,057       $  8,057
   Buildings and leasehold
     improvements                           51,836         50,757
   Equipment                                98,890         91,600
                                           158,783        150,414
   Less accumulated depreciation            84,986         74,789

   Net property, plant and equipment      $ 73,797       $ 75,625
                                          ========       ========

   4.   RESTRUCTURING COSTS

        In the third quarter of 1995, the Life Science segment announced it would close its sales office and warehouse located in New York by the end of the year. The functions performed at this location were considered redundant and can be absorbed by the California operations. In conjunction with this decision, the Company recorded $1,500,000 of restructuring costs. These charges consisted primarily of lease related costs and employee separation costs.

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

   The  following  table shows  operating income  and  expense items  as a percentage of net sales:
                         Three Months Ended Nine Months Ended Year Ended
                            September 30,     September 30,   December 31,
                            1995      1994     1995     1994      1994
   Net sales               100.0     100.0     100.0    100.0     100.0
    Cost of goods sold      43.0      43.2      42.7     43.4      43.9
   Gross profit             57.0      56.8      57.3     56.6      56.1

   Selling, general and
    administrative          39.0      39.4      38.1     37.4      37.3

   Product research and
    development              9.2       8.7       8.8      8.5       8.5

   Restructuring Costs       1.6         -       0.5        -         -

   Income from operations    7.2       8.7       9.9     10.7      10.3
                           =====     =====     =====    =====     =====

           Three Months Ended September 30, 1995 Compared to
                 Three Months Ended September 30, 1994

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's net sales (sales) in the third quarter of 1995 increased 11% to $92.9 million from $83.8 million reported in the third quarter of 1994. Compared to the third quarter of 1994, sales increased 15% in Life Science and Analytical Instruments and 4% in Clinical Diagnostics. The effects of a weakened U.S. dollar account for approximately $3.3 million of the increase in consolidated sales compared to sales based on 1994 exchange rates. Excluding the affects of the weakened U.S. dollar, sales increased 11% in Life Science, 10% in Analytical Instruments and 1% in Clinical Diagnostics. Life Science growth is occurring in Bio-Rad's traditional laboratory products and in genetic imaging products. The increase in Analytical Instruments sales is attributable to the continued strength of the semiconductor instrument market. The diagnostic market remains very competitive in response to concerns regarding healthcare spending.

   Consolidated gross margins for the third quarter of 1995 increased slightly from the third quarter of 1994. Gross margins increased in Analytical Instruments and were constant in Life Science and Clinical Diagnostics. The increase in Analytical Instruments gross margin is principally attributable to increased sales volume.

   Although selling, general and administrative expense (SG&A) increased from the third quarter of 1994 in absolute dollars, it decreased as a percent of sales. SG&A was 39.0% of sales compared to 39.4% of sales for the third quarter of 1994. The majority of the increased spending was for personnel and product advertising to support future growth. SG&A in the Life Science and Clinical
   Diagnostics segments increased at a rate greater than the increase in sales while SG&A in the Analytical Instruments segment decreased as a percent of sales. Analytical Instruments is characterized by long lead times in completing sales and SG&A can fluctuate more significantly than in Life Science and Clinical Diagnostics. As planned, research and development expense (R&D) was expanded and spending increased in all segments as part of Bio-Rad's continuing commitment to long-term growth.

   In the third quarter of 1995, the Life Science segment reported $1.5 million of restructuring costs (see Note 4).

   Corporate Results - Non-Operating Items

   Interest expense was $426,000 less in the third quarter of 1995 than the comparable period of 1994. This principally reflects a 30% reduction in average borrowings in the third quarter of 1995 compared to the third quarter of 1994.

   No significant items were included in net other income and expense for the third quarter of 1995. Net other income and expense in the third quarter of 1994 was primarily legal costs.

   The Company's effective tax rate in the third quarter of 1995 was 25% compared to 22% for the third quarter of 1994 and 35% for the year 1994. It was during the third quarter of 1994 that the Company recognized that sustained profitability would accelerate the use of foreign tax loss carryforwards and successful progress on closing prior years Federal tax returns would result in a lower effective tax rate. The lower effective tax rate in 1995 is the result of changes in the source of taxable income and fewer non-deductible expenses and reserves. The tax rate reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits. These benefits are expected to continue into 1996.

             Nine Months Ended September 30, 1995 Compared to
                   Nine Months ended September 30, 1994

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's sales in the nine months ended September 30, 1995, at $288.7 million, were 12% greater than sales in the comparable period of 1994. On a year-to-date basis, the effects of a weakened U.S. dollar account for approximately $13.0 million of the $30.1 million increase in consolidated sales compared to sales based on 1994 exchange rates. Sales increased in all segments of the Company's business. Excluding the affects of the weakened U.S. dollar, sales increased 17% in Analytical Instruments, 8% in Life Science and 1% in Clinical Diagnostics. Analytical Instruments is benefiting from ongoing demand in the semiconductor instrument market. Life Science is experiencing growth in both laboratory products and genetic imaging products. The diagnostic market remains extremely competitive in response to continuing healthcare cost pressure in developed countries.

   Consolidated gross margins were 57.3% for the nine months ended September 30, 1995 up from 56.6% for the nine months ended September 30, 1994 and 56.1% for the entire year of 1994. The increase in gross margin occurred in all segments of the Company's business and is principally attributable to the aforementioned weakened dollar increasing the gross margin of foreign sales. While the Company sells its products worldwide, they are primarily manufactured in the United States.

   For   the  year-to-date  September  30,  1995,  both  SG&A  and  R&D increased when compared to 1994. The majority of the increase was spent for personnel and product advertising to support future growth. Approximately $4.9 million of the growth in SG&A is attributed to the weakened U.S. dollar. Life Science and Clinical Diagnostics have increased SG&A at a rate greater than the increase in sales while Analytical Instruments has increased SG&A at a rate less than the increase in sales. R&D spending is continuing as planned to support Bio-Rad's commitment to long-term growth.

   In the third quarter of 1995, the Life Science segment reported $1.5 million of restructuring costs for the planned closing of its east coast distribution center (see Note 4). The closing of this facility is expected to save an estimated $1.0 million annually.

   Corporate Results - Non-Operating Items

   As a result of lower average borrowings, interest expense was $1.3 million less for the nine months ended September 30, 1995 than the comparable period of 1994. Average borrowings in the first nine months of 1995 were 33% less than average borrowings in the same period of 1994.

   Net other income and expense for the nine months ended September 30, 1995 is primarily legal costs. Net other income and expense for the nine months ended September 30, 1994 included reserves for estimated damages in a legal action, legal costs and hedging costs related to foreign exchange exposures.

   The Company's effective tax rate in 1995 was 25% compared to 35% for 1994. The lower effective tax rate is the result of changes in the source of taxable income and fewer non-deductible expenses and reserves. The tax rate reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits. These benefits are expected to continue into 1996.


   Financial Condition

   At September 30, 1995, the Company had available $7.6 million in cash and cash equivalents and $55.3 million under its principal revolving credit agreement. In addition, Bio-Rad held marketable securities with a market value of $6.0 million, most of which could be readily converted to cash. In July, Bio-Rad completed the acquisition of an infrared spectrometer product line which will complement instrumentation in the spectroscopy division. This acquisition is expected to augment growth in the Analytical Instruments segment, but will not have a material affect on the financial position of the Company. Available funds and cash flows from operations are adequate to meet the Company's objectives for operations and research and development. The Company may consider additional acquisition opportunities to enhance growth. Future cash flows would be affected if any significant acquisition was consummated.

   Net cash provided by operations was $23.3 million for the nine months ended September 30, 1995 compared to $36.8 million for the comparable period of 1994. Increases in inventories and accounts receivable as described below account for the majority of the difference. For the ninth consecutive quarter, cash provided by operations and limited capital expenditures have allowed Bio-Rad to improve its debt to equity ratio.

   At September 30, 1995 consolidated net inventories increased by $10.6 million from December 31, 1994. Approximately $1.2 million of the increase is attributed to the weakened U.S. dollar. The remainder is principally due to increases in Life Science instrumentation production to meet customer service requirements and increases in Clinical Diagnostics for new products. Inventory control remains critical to management's efforts to moderate capital growth requirements.

   At September 30, 1995, consolidated accounts receivable were $4.2 million higher than at December 31, 1994. Approximately $1.6 million of the increase is attributed to the weakened U.S. dollar.

   Additionally, the reorganization of the Italian healthcare reimbursement system has temporarily slowed payments until the administrative transition is complete. The collection of accounts receivable is also slowed by increases in the sales of complex systems.



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

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   10.9.1 Amendment dated as of September 30, 1994 to the Credit Agreement dated as of February 18, 1994, by and among the Registrant, the lenders and The First National Bank of Chicago, as agent.

   10.9.2 Amendment dated as of May 30, 1995 to the Credit Agreement dated as of February 18, 1994, by and among the Registrant, the lenders and The First National Bank of Chicago, as agent.

   11.1      Computation of Earnings Per Share.

   27.1      Financial Data Schedule.

   (b)  Reports on Form 8-K

   There  were no reports on  Form 8-K for  the quarter ended September
   30, 1995.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  November 3, 1995     /s/ Thomas L Braje
                                Thomas L. Braje, Vice President,
                                Chief Financial Officer



   Date:  November 3, 1995     /s/ James R. Stark
                                James R. Stark,
                                Corporate Controller