Form 10-K405
period 1995-12-31
BIO RAD LABORATORIES INC
filed 1996-03-22
CIK 12208

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               _________

                               FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended December 31, 1995

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

   Securities registered pursuant to Section 12(b) of the Act:
                                                                                  Market Value on
                                 Name of each exchange    Shares outstanding   March 11, 1996 of stocks
       Title of each class        on which registered       March 11, 1996      held by non-affiliates
       -------------------       ---------------------    ------------------   ------------------------
   Class A Common Stock
    Par Value $1.00 per share   American Stock Exchange      6,424,165           $196,832,435

   Class B Common Stock
    Par Value $1.00 per share   American Stock Exchange      1,753,003           $ 15,424,227

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


            Document                             Form 10-K Parts
   _________________________________________    ____________________
   (1) Annual Report to Stockholders for the
       fiscal year ended December 31, 1995
       (specified portions)                           I, II, IV
   (2) Definitive Proxy Statement to be mailed
       to stockholders in connection with the
       registrant's 1996 Annual Meeting of
       Stockholders (specified portions)                 III

                               P A R T  I
   ITEM 1. BUSINESS

   General

   Founded in 1957, Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company") was initially engaged in the development and produc-tion of specialty chemicals used in biochemical, pharmaceutical and other life science research applications. In 1967, the Com-pany entered the field of clinical diagnostics with the develop-ment of its first test kit based on separation techniques and materials developed for life sciences research. Recognizing that the fields of clinical diagnostics and life sciences research were evolving toward more automated techniques, Bio-Rad expanded into the field of analytical and measuring instrument systems through internal research and development efforts and acquisitions in the late 1970's and 1980's.

   As Bio-Rad broadened its product lines, it has also widened its geographical market. The Company controls its distribution chan-nels in twenty-one countries outside the U.S.A. through subsidiaries whose primary focus is customer service and product distribution.

   Bio-Rad manufactures and supplies to life sciences research, healthcare, analytical chemistry, semiconductor and other markets a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

   Business Segments

   The Company operates in three industry segments designated Life Science, Clinical Diagnostics and Analytical Instruments. Each operates in both the U.S. and international markets. For finan-cial information on geographic and industry segments, see Note 13 on pages 21 and 22 of Exhibit 13.1, which is incorporated herein by reference. Exhibit 13.1 is the Company's Consolidated Financial Statements, which is an excerpt from the Company's 1995 Annual Report to Stockholders.

   Description of Business

                             Life Science

   The Life Science segment develops, manufactures and sells electrophoresis, gene transfer, chromatography, immunoassay, imaging and image analysis products including specialty chemical and biological materials, separation and purification systems, laser scanning confocal microscopes and accessories. These products are used to separate, purify and analyze complex chemical mixtures and are sold to universities, private industry, government agencies and clinical and hospital laboratories. They are used in biochemistry, molecular biology, cancer research, immunology, and other areas of life science and genetic research. In addition, these products are sold to industrial and commercial customers, including pharmaceutical, biotechnology and food processing companies, for research and development, manufacturing and quality control applications.

                         Clinical Diagnostics

   The Clinical Diagnostics segment develops and manufactures automated test systems, test kits and specialized quality controls for the healthcare market. Hospitals and clinical laboratories use these products to assist physicians in diagnosing and monitoring their patients. Many of these products are based on innovative applications of technologies originally developed for life science research. Bio-Rad also develops, manufactures and distributes controls for immunoassay testing, therapeutic drug monitoring and other applications.

                        Analytical Instruments

   Bio-Rad's Analytical Instruments segment develops, manufactures, sells and services FT-IR spectrometer systems, semiconductor measurement instruments and spectral reference publications. Purchasers of these products include government agencies, universities, research institutions and industrial companies. These products are used in industrial and scientific research, in manufacturing and in quality control applications.

   Raw Materials and Components

   The Company utilizes a wide variety of chemicals, biological materials, electronic components, machined metal parts, optical parts, minicomputers and peripheral devices. Most of these materials and components are available from numerous sources and the Company has not experienced difficulty in securing adequate supplies.

   Patents and Trademarks

   The Company owns numerous U.S. and international patents and patent licenses. Bio-Rad believes, however, that its ability to develop and manufacture its products depends primarily on its know-how, technology and special skills. Under several patent license  agreements,  Bio-Rad  pays  royalties on  the  sales  of certain products. Bio-Rad views these patents and license agreements as valuable assets, however, no individual agreement is of material importance to any segment or to the Company's business as a whole.

   Seasonal Operations and Backlog

   The Company's business is not inherently seasonal, however, the European custom of concentrating vacation during the summer months usually has had a negative impact on third quarter sales volume and operating income.

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

   Bio-Rad products are sold to a broad and diversified customer base. In 1995, no single customer accounted for as much as 2% of Bio-Rad's total sales. A number of the Company's customers, particularly in Life Science, are substantially dependent for their funding on government grants and research contracts. A portion of the Analytical Instruments segment is dependent upon large semiconductor manufacturers; the loss of these customers or a severe downturn in the semiconductor market would have a detrimental effect on the results of the segment.

   Most of the Company's international sales are generated by wholly-owned subsidiaries and their branch offices in Australia, Austria, Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, India, Italy, Japan, Korea, the Netherlands, New Zealand, People's Republic of China, Singapore, Spain, Sweden and Switzerland. Certain of these subsidiaries also have manufacturing facilities. While Bio-Rad's international operations are subject to certain risks common to foreign operations in general, such as changes in governmental regulations, import restrictions and foreign exchange fluctuations, the Company's international operations are principally in developed nations, which the Company regards as presenting no significantly greater risks to its operations than are present in the United States.

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

   Product Research and Development

   The Company conducts extensive product research and development activities in all areas of its business, employing approximately 315 people worldwide in these activities. Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future. New products and new applications for existing products are being developed continuously by Bio-Rad's teams of researchers. In its development and testing of new products and applications, Bio-Rad consults with scientific and medical professionals at universities, at hospitals and medical schools, and in industry. Bio-Rad spent approximately $34.7 million, $30.2 million and $34.2 million on R&D activities during the years ended December 31, 1995, 1994 and 1993, respectively.

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

   Employees

   At December 31, 1995, Bio-Rad had approximately 2,460 full-time employees. Fewer than 8% of Bio-Rad's employees are covered by a collective bargaining agreement which will expire on October 31, 1998. Bio-Rad considers its employee relations in general to be good.

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

   In addition, the Company leases office and warehouse facilities in California, Australia, Austria, Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the Netherlands, New Zealand, People's Republic of China, Singapore, Spain, Sweden and Switzerland. These facilities are used principally for administration, sales, service and distribution for all three segments.

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

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

   The section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 25 through 30 of Exhibit 13.1 is incorporated herein by reference.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Report of Independent Public Accountants and the Consolidated Financial Statements and Notes thereto appearing on pages 2 through 24 of Exhibit 13.1 are incorporated herein by reference.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                              P A R T  III


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The sections labeled "Election of Directors" and "Compliance with
   Section 16(a) of the Securities Exchange Act of 1934" of the definitive Proxy Statement mailed to stockholders in connection with the 1996 Annual Meeting of Stockholders (the 1996 Proxy Statement) are incorporated herein by reference.

   ITEM 11.  EXECUTIVE COMPENSATION

   The   sections  labeled   "Executive   Compensation   and   Other
   Information" and "Compensation of Directors" of the 1996 Proxy Statement are incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

   The section labeled "Principal and Management Stockholders" of the 1996 Proxy Statement is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section labeled "Compensation of Directors" of the 1996 Proxy Statement is incorporated herein by reference.

                              P A R T  IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

   (a) 1. Index to Financial Statements

          The following Consolidated Financial Statements are included in the 1995 Annual Report and are incorporated herein by reference pursuant to Item 8:
                                                          Page in
                                                       Exhibit 13.1
          Consolidated Balance Sheets
          at December 31, 1995 and 1994                      2-3

          Consolidated Statements of Income
          for each of the three years in the
          period ended December 31, 1995                     4

          Consolidated Statements of Cash Flows
          for each of the three years in the period
          ended December 31, 1995                            5

          Consolidated Statements of Changes in
          Stockholders' Equity for each of the three
          years in the period ended December 31, 1995        6

          Notes to Consolidated Financial Statements         7-23

          Report of Independent Public Accountants           24

       2. Index to Financial Statement Schedule
                                                          Page in
                                                         Form 10-K
          Report of Independent Public Accountants
          on Schedule                                        9

          II Valuation and Qualifying Accounts               10

          All other Financial Statement Schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

       3. Index to Exhibits

          The exhibits listed in the accompanying Index to Exhibits on pages 12 and 13 of this report are filed or incorporated by reference as part of this report.

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


   To the Stockholders and Board of Directors of Bio-Rad Laboratories, Inc.:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bio-Rad Laboratories, Inc.'s annual report to stockholders incor-porated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index, Item 14(a)2, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial state-ments. This schedule has been subjected to the auditing pro-cedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /S/ Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP

   San Francisco, California,
     February 6, 1996

   BIO-RAD LABORATORIES, INC.
   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
   Years Ended December 31, 1995, 1994 and 1993
   (In thousands)

   Reserve for doubtful accounts receivable
                             Additions
               Balance at    Charged to                 Balance
               Beginning     Costs and                  at End
               of Year       Expenses     Deductions    of Year
               ---------     ----------   ----------    --------


   1995          $2,894        $  462        $ (262)     $3,094
                  =====         =====         =====       =====

   1994          $2,033        $1,283        $ (422)     $2,894
                  =====         =====         =====       =====

   1993          $2,068        $  228        $ (263)     $2,033
                  =====         =====         =====       =====



   Valuation allowance for deferred tax assets
                                          Deductions
               Balance at                 Charged to    Balance
               Beginning                  Costs and     at End
               of Year       Additions    Expenses      of Year
               ---------     ---------    ----------    -------


   1995         $ 7,209       $    -        $  (731)    $ 6,478
                 ======        ======        ======      ======

   1994         $12,353       $    -        $(5,144)    $ 7,209
                 ======        ======        ======      ======

   1993         $10,948       $ 3,037       $(1,632)    $12,353
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

                                            Date:   March 21, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Principal Executive Officer:

     /s/  David Schwartz         President and Director   March 21, 1996
        (David Schwartz)

   Principal Financial Officer:

     /s/  Thomas L. Braje        Vice President,
        (Thomas L. Braje)         Chief Financial Officer  March 21, 1996


   Principal Accounting Officer:

     /s/  James R. Stark         Corporate Controller     March 21, 1996
        (James R. Stark)

   Other Directors:

     /s/  James J. Bennett       Director                 March 21, 1996
        (James J. Bennett)

     /s/  Albert J. Hillman      Director                 March 21, 1996
        (Albert J. Hillman)

     /s/  Philip L. Padou        Director                 March 21, 1996
        (Philip L. Padou)

     /s/  Alice N. Schwartz      Director                 March 21, 1996
        (Alice N. Schwartz)

     /s/  Norman Schwartz        Director                 March 21, 1996
        (Norman Schwartz)

     /s/  Burton A. Zabin        Director                 March 21, 1996
        (Burton A. Zabin)

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

   3.1       Restated Certificate of Incorporation, as of
             September 15, 1988. (1)

   3.2       By-Laws of the Registrant, as amended February 19,
             1980. (2)

   10.4      1994 Stock Option Plan. (3)

   10.5      Amended 1988 Employee Stock Purchase Plan. (4)

   10.6      Employees' Deferred Profit Sharing Retirement Plan. (5)

   10.9 Credit Agreement dated as of February 18, 1994, by and among the Registrant, The Lenders and The First
             National Bank of Chicago, as agent. (6)

   10.9.1 Amendment dated as of September 30, 1994 to the Credit Agreement dated as of February 18, 1994, by and among the Registrant, the lenders and The First National Bank of Chicago, as agent. (7)

   10.9.2    Amendment dated as of May 30, 1995 to the Credit
             Agreement dated as of February 18, 1994, by and among the Registrant, the lenders and The First National Bank of Chicago, as agent. (7)

   11.1      Computation of Earnings Per Share.

   13.1 Excerpt from Annual Report to Stockholders' for the fiscal year ended December 31, 1995 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

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

   (3) Incorporated by reference from the Exhibits to the Company's Form S-8 filing, dated April 28, 1994.

   (4) Incorporated by reference from the Exhibits to the Company's Form S-8 filing, dated April 28, 1994.

   (5) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended
             December 31, 1994, dated March 23, 1995.

   (6) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended
             December 31, 1993, dated March 24, 1994.

   (7) Incorporated by reference from the Exhibits to the Company's September 30, 1995 Form 10-Q filing dated
             November 3, 1995.