Form 10-Q
period 1996-03-31
BIO RAD LABORATORIES INC
filed 1996-05-13
CIK 12208

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1996.

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

                                                   Shares Outstanding
              Title of each Class                  at April 30, 1996
              Class A Common Stock,
               Par Value $1.00 per share           6,436,820

              Class B Common Stock,
               Par Value $1.00 per share           1,752,348


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.



                             BIO-RAD LABORATORIES, INC.

                      Condensed Consolidated Statements of Income
                        (In thousands, except per share data)

                                                     Three Months Ended
                                                           March 31,
                                                       1996      1995
   NET SALES . . . . . . . . . . . . . . . . . .     $108,272  $ 97,858

   Cost of goods sold  . . . . . . . . . . . . .       46,840    41,817

   GROSS PROFIT  . . . . . . . . . . . . . . . .       61,432    56,041

   Selling, general and administrative expense .       37,838    34,956

   Product research and development expense  . .        9,592     8,376

   INCOME FROM OPERATIONS  . . . . . . . . . . .       14,002    12,709

   Interest expense  . . . . . . . . . . . . . .         (840)   (1,282)

   Investment income, net  . . . . . . . . . . .          300       208

   Other, net  . . . . . . . . . . . . . . . . .         (847)     (897)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       12,615    10,738

   Provision for income taxes  . . . . . . . . .        3,154     2,685

   NET INCOME  . . . . . . . . . . . . . . . . .     $  9,461  $  8,053
                                                     ========  ========

   Per share data prior to second quarter stock split:

   Earnings per share  . . . . . . . . . . . . .        $1.16     $0.99
                                                     ========  ========
   Weighted average common shares  . . . . . . .        8,170     8,113
                                                     ========  ========

   The accompanying notes are an integral part of these unaudited statements.

                             BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                                 March 31,       December 31,
                                                                    1996            1995
   ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . .         $  17,952       $  14,774
   Accounts receivable . . . . . . . . . . . . . . . . .            98,241          92,061
   Inventories . . . . . . . . . . . . . . . . . . . . .            72,539          75,357
   Prepaid expenses, taxes and other current assets. . .            20,627          19,400
      Total current assets . . . . . . . . . . . . . . .           209,359         201,592
   Net property, plant and equipment . . . . . . . . . .            71,832          72,966
   Marketable securities . . . . . . . . . . . . . . . .             5,652           5,902
   Other assets  . . . . . . . . . . . . . . . . . . . .             4,688           4,638

        Total assets . . . . . . . . . . . . . . . . . .         $ 291,531       $ 285,098
                                                                 =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt        $  10,056       $  14,269
   Accounts payable  . . . . . . . . . . . . . . . . . .            19,448          19,946
   Accrued payroll and employee benefits . . . . . . . .            23,283          23,908
   Sales, income and other taxes payable . . . . . . . .             8,463           7,082
   Other current liabilities . . . . . . . . . . . . . .            25,277          24,612
      Total current liabilities  . . . . . . . . . . . .            86,527          89,817

   Long-term debt, net of current maturities . . . . . .            20,976          20,922
   Deferred tax liabilities  . . . . . . . . . . . . . .            17,760          17,300

      Total liabilities  . . . . . . . . . . . . . . . .           125,263         128,039

   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding  . . . . . . . . . . .                --              --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 6,427,253 at March 31, 1996
     and 6,395,522 at December 31, 1995  . . . . . . .               6,427           6,396
   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 1,752,348 at March 31, 1996
     and 1,764,042 at December 31, 1995. . . . . . . .               1,752           1,764
   Additional paid-in capital . . . . . . . . . . . . . .           20,368          19,966
   Retained earnings . . . . . . . . . . . . . . . . . .           134,318         124,857
   Currency translation  . . . . . . . . . . . . . . . .             2,885           3,527
   Net unrealized holding gain on marketable securities.               518             549

      Total stockholders' equity . . . . . . . . . . . .           166,268         157,059

         Total liabilities and stockholders' equity  . .         $ 291,531       $ 285,098
                                                                 =========       =========

   The accompanying notes are an integral part of these unaudited statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)

                                                                          Three  Months Ended
                                                                              March  31,
                                                                           1996         1995
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . .            $100,279    $ 92,121
        Cash paid to suppliers and employees . . . . . . . .             (87,614)    (81,696)
        Interest paid. . . . . . . . . . . . . . . . . . . .              (1,434)     (1,232)
        Income tax payments  . . . . . . . . . . . . . . . .              (2,932)       (591)
        Miscellaneous receipts (payments)  . . . . . . . . .                 105         (59)
        Net cash provided by operating activities. . . . . .               8,404       8,543

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . .              (2,555)     (2,676)
        Marketable securities investment activity, net . . .                 339          (1)
        Foreign currency hedges, net . . . . . . . . . . . .                 382        (464)
        Net cash used in investing activities. . . . . . . .              (1,834)     (3,141)

   Cash flows from financing activities:
         Net borrowings under line-of-credit arrangements. .              (4,098)       (213)
         Additions to long-term debt . . . . . . . . . . . .                   -      17,967
         Payments on long-term debt. . . . . . . . . . . . .                (187)    (19,084)
         Proceeds from issuance of common stock. . . . . . .                 421         282
         Net cash used in financing activities . . . . . . .              (3,864)     (1,048)

   Effect of exchange rate changes on cash . . . . . . . . .                 472      (2,188)
   Net increase in cash and cash equivalents . . . . . . . .               3,178       2,166

   Cash and cash equivalents at beginning of period. . . . .              14,774       3,751
   Cash and cash equivalents at end of period. . . . . . . .            $ 17,952    $  5,917
                                                                        ========    ========

   Reconciliation of net income to net cash provided by operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . . . .            $  9,461    $  8,053
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization. . . . . . . . . . .               3,974       4,181
          Foreign currency hedge transactions, net . . . . .                (648)      1,921
          Gains on dispositions of marketable securities . .                (125)       (143)
          Increase in accounts receivable. . . . . . . . . .              (7,132)     (7,861)
          (Increase) decrease in inventories . . . . . . . .               2,232      (4,465)
          Increase in other current assets . . . . . . . . .                (218)       (373)
          Increase in accounts payable and other
            current liabilities. . . . . . . . . . . . . . .                 820       5,385
          Increase in income taxes payable . . . . . . . . .                 476       2,088
          Other. . . . . . . . . . . . . . . . . . . . . . .                (436)       (243)

   Net cash provided by operating activities . . . . . . . .            $  8,404    $  8,543
                                                                        ========    ========

   The accompanying notes are an integral part of these unaudited statements.

                       BIO-RAD LABORATORIES, INC.

          Notes to Condensed Consolidated Financial Statements

   1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 1995 (the Company's 1995 Annual Report). Certain amounts in the financial statements of the prior year have been reclassified to be consistent with the 1996 presentation.

   2. INVENTORIES

   The principal components of inventories are as follows:
                                           March 31,    December 31,
                                            1996           1995
                                              (in thousands)
   Raw materials                          $ 27,899       $ 26,467
   Work in process                          18,190         17,189
   Finished goods, net                      26,450         31,701

                                          $ 72,539       $ 75,357
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and  equipment are as follows:
                                       March 31,     December 31,
                                          1996            1995
                                            (in thousands)
   Land and improvements               $  8,057       $  8,057
   Buildings and leasehold
     improvements                        51,834         51,786
   Equipment                            101,014         99,486
                                        160,905        159,329
   Less accumulated depreciation         89,073         86,363

   Net property, plant and equipment   $ 71,832       $ 72,966
                                       ========       ========

   4.   SUBSEQUENT EVENT - 3-FOR-2 STOCK SPLIT

   On April 30, 1996 the Company announced that its Board of Directors had approved a 3-for-2 stock split on both its Class A and Class B common stock, to be effected in the form of a 50% stock dividend payable May 31, 1996 to stockholders of record on May 16, 1996.

   Weighted average  common shares and earnings  per share will
   be  retroactively  adjusted for  this  stock  split.   After
   adjustment, earnings per share for the first quarter of 1996 and 1995 will be $0.77 and $0.66, respectively.

   ITEM 2.   Management's  Discussion and Analysis of Results of
             Operations and Financial Condition.


   This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 1995.

   The following table shows operating income and expense items as a percentage of net sales:
                                Three Months Ended   Year Ended
                                     March 31,      December 31,
                                  1996      1995        1995
   Net sales                     100.0     100.0        100.0
    Cost of goods sold            43.3      42.7         43.4
   Gross profit                   56.7      57.3         56.6

   Selling, general and
    administrative                34.9      35.7         37.9

   Product research and
    development                    8.9       8.6          8.7

   Restructuring costs               -         -          0.4

   Income from operations         12.9      13.0          9.6
                                 =====     =====        =====

             Three Months Ended March 31, 1996 Compared to
                   Three Months Ended March 31, 1995

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's net sales (sales) in the first quarter of 1996 reached a record $108.3 million up 11% from the $97.9 million reported in the first quarter of 1995. For the first quarter of 1996, the effects of a stronger U.S. dollar reduced the increase in consolidated sales compared to sales based on 1995 exchange rates by approximately $0.5 million. Compared to the first quarter of 1995, sales increased 32% in Analytical Instruments, 8% in Clinical Diagnostics and 6% in Life Science. Owing to strength in the semiconductor market, Analytical Instruments semiconductor test and manufacturing equipment sales have increased at double digit rates when compared to the comparable quarter of the prior year since the third quarter of 1994. In the first quarter of 1996 this segment also experienced comparable growth in the sales of spectroscopy equipment. The improved trend in Clinical Diagnostic sales is primarily attributable to increases in Europe and the Pacific Rim.

   Consolidated gross margins were 56.7% for the first quarter of 1996 compared to 57.3% for the first quarter of 1995 and 56.6% reported for the entire year of 1995. Gross margin decreased in the Clinical Diagnostics segment, increased slightly in the Analytical Instrument segment and remained the same in the Life Science segment. The decline in margin in the Clinical Diagnostics segment is primarily due to unfavorable manufacturing variances.

   Selling, general and administrative expense (SG&A) decreased to 34.9% of sales in the first quarter of 1996 from 35.7% of sales in the first quarter of 1995. While spending increased in absolute dollars in all segments, Analytical Instruments and Clinical Diagnostics succeeded in growing sales faster than SG&A for the first quarter of 1996. Management continues to monitor SG&A spending in an effort to improve overall profitability.

   Product research and development expense (R&D) increased from the first quarter of 1995, both in absolute dollars and as a percent of sales. As planned, R&D was expanded and spending increased in all segments as part of Bio-Rad's continuing commitment to long-term growth.

   Corporate Results - Non-Operating Items

   Interest expense was $442,000 less in the first quarter of 1996 than the comparable period of 1995 principally as a result of lower average borrowings. Average borrowings in the first three months of 1996 were 33% less than average borrowings in the same period of 1995.

   Net other income and expense in the first quarter of both 1996 and 1995 is primarily non-operating legal costs.

   The Company's effective tax rate for the first quarter of 1996 and all of 1995 was 25%. The tax rate reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits.

   Financial Condition

   Net cash provided by operations was $8.4 million for the quarter ended March 31, 1996 compared to $8.5 million for the comparable quarter of 1995. Cash provided by operations and limited capital expenditures allowed Bio-Rad to further reduce interest bearing debt and continue to improve its debt to equity ratio.

   At March 31, 1996, the Company had available $18.0 million in cash and cash equivalents, $60.0 million under its principal revolving credit agreement and marketable securities with a market value of $5.7 million, most of which could be readily converted to cash. During the first quarter of 1996, Bio-Rad did not utilize its principal revolving credit facility. The majority of excess cash has been invested in short-term instruments. Available funds and cash flow from operations are adequate to meet the Company's objectives for operations, research and development and modest external growth. Management believes Bio-Rad is well positioned to make a substantial strategic acquisition should the opportunity arise. While the Company regularly reviews such opportunities, currently no material acquisitions have reached a stage beyond preliminary exploratory discussions.

   At March 31, 1996, consolidated accounts receivable were $6.2 million higher than at December 31, 1995. Approximately $3.2 million of the increase is attributed to increased sales in Japan in the first quarter of 1996 when compared to the fourth quarter of 1995. The remainder is attributable to increased sales of larger and more complex instruments, principally in the Pacific Rim where payment terms are, on average, longer than in North America and Europe.

   At March 31, 1996 consolidated net inventories decreased by $2.8 million from December 31, 1995. The decline in inventory is the result of management's continuous attention to lowering inventory levels as a means to control capital requirements and improve the return on assets employed. Management regularly plans for and reviews the impact of obsolescence in current inventory caused by the introduction of new products.

   PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.

   At the Company's annual meeting of stockholders on April 30, 1996, the following individuals were reelected to the Board of Directors:

                              Class of
                            Common Stock        Votes           Votes
                            Elected From         For           Witheld
   James J. Bennett           Class B         1,649,121            224
   Albert J. Hillman          Class A         4,354,073         35,815
   Philip L. Padou            Class A         4,353,351         37,537
   Alice N.  Schwartz         Class B         1,649,124            221
   David Schwartz             Class B         1,649,102            243
   Norman Schwartz            Class B         1,649,124            221
   Burton A. Zabin            Class B         1,649,124            221

   The  following  proposal  was  approved  at  the  Company's   annual
   meeting:

                            Votes       Votes                     Broker
                             For       Against    Abstentions    Non-Votes
   Ratification of
   Arthur Andersen LLP
   as the Company's
   independent auditors   2,087,141      855          437           --

   The foregoing matters are described in detail in the Company's definitive Proxy Statement dated March 29, 1996, filed with the Securities and Exchange Commission and incorporated herein by reference.

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   11.1      Computation of Earnings Per Share.

   22.1 Proxy Statement dated March 29, 1996 (definitive form filed April 3, 1996 and incorporated by reference).

   27.1      Financial Data Schedule.

   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended March 31, 1996.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  May 13, 1996         /s/ Thomas L Braje
                                Thomas L. Braje, Vice President,
                                Chief Financial Officer



   Date:  May 13, 1996         /s/ James R. Stark
                                James R. Stark,
                                Corporate Controller