Form 10-Q
period 1996-06-30
BIO RAD LABORATORIES INC
filed 1996-08-09
CIK 12208

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1996.

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

                                                   Shares Outstanding
              Title of each Class                  at July 31, 1996
              Class A Common Stock,
               Par Value $1.00 per share           9,676,689

              Class B Common Stock,
               Par Value $1.00 per share           2,618,163


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.




                                   BIO-RAD LABORATORIES, INC.

                            Condensed Consolidated Statements of Income
                              (In thousands, except per share data)

                                                   Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                     1996      1995      1996        1995
   NET SALES . . . . . . . . . . . . . . . . . .  $ 99,981   $ 97,921   $208,253  $195,779

   Cost of goods sold  . . . . . . . . . . . . .    41,704     41,403     88,544    83,220

   GROSS PROFIT  . . . . . . . . . . . . . . . .    58,277     56,518    119,709   112,559

   Selling, general and administrative expense .    38,655     38,918     76,493    73,874

   Product research and development expense  . .     9,620      8,513     19,212    16,889

   INCOME FROM OPERATIONS  . . . . . . . . . . .    10,002      9,087     24,004    21,796

   Interest expense  . . . . . . . . . . . . . .      (743)    (1,150)    (1,583)   (2,432)

   Investment income, net  . . . . . . . . . . .     1,000        278      1,300       486

   Other, net  . . . . . . . . . . . . . . . . .      (245)       468     (1,092)     (429)

   INCOME BEFORE TAXES . . . . . . . . . . . . .    10,014      8,683     22,629    19,421

   Provision for income taxes  . . . . . . . . .     2,503      2,170      5,657     4,855

   NET INCOME  . . . . . . . . . . . . . . . . .  $  7,511   $  6,513   $ 16,972  $ 14,566
                                                  ========   ========   ========  ========


   Earnings per share  . . . . . . . . . . . . .     $0.61      $0.54      $1.38     $1.20
                                                  ========   ========   ========  ========
   Weighted average common shares  . . . . . . .    12,282     12,197     12,269    12,183
                                                  ========   ========   ========  ========


   The accompanying notes are an integral part of these unaudited statements.

                             BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                                  June 30,     December 31,
                                                                    1996           1995
   ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . .         $  26,429       $  14,774
   Accounts receivable . . . . . . . . . . . . . . . . .            89,085          92,061
   Inventories . . . . . . . . . . . . . . . . . . . . .            72,596          75,357
   Prepaid expenses, taxes and other current assets. . .            19,268          19,400
      Total current assets . . . . . . . . . . . . . . .           207,378         201,592
   Net property, plant and equipment . . . . . . . . . .            71,820          72,966
   Marketable securities . . . . . . . . . . . . . . . .             6,441           5,902
   Other assets  . . . . . . . . . . . . . . . . . . . .             5,306           4,638

        Total assets . . . . . . . . . . . . . . . . . .         $ 290,945       $ 285,098
                                                                 =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt        $  10,339       $  14,269
   Accounts payable  . . . . . . . . . . . . . . . . . .            19,487          19,946
   Accrued payroll and employee benefits . . . . . . . .            23,665          23,908
   Sales, income and other taxes payable . . . . . . . .             5,490           7,082
   Other current liabilities . . . . . . . . . . . . . .            23,076          24,612
      Total current liabilities  . . . . . . . . . . . .            82,057          89,817

   Long-term debt, net of current maturities . . . . . .            16,955          20,922
   Deferred tax liabilities  . . . . . . . . . . . . . .            17,810          17,300

      Total liabilities  . . . . . . . . . . . . . . . .           116,822         128,039

   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding  . . . . . . . . . . .                --              --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 9,658,915 at June 30, 1996
     and 9,593,283 at December 31, 1995  . . . . . . .               9,659           9,593
   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 2,628,434 at June 30, 1996
     and 2,646,063 at December 31, 1995. . . . . . . .               2,628           2,646
   Additional paid-in capital . . . . . . . . . . . . . .           16,559          15,887
   Retained earnings . . . . . . . . . . . . . . . . . .           141,829         124,857
   Currency translation  . . . . . . . . . . . . . . . .             2,700           3,527
   Net unrealized holding gain on marketable securities.               748             549

      Total stockholders' equity . . . . . . . . . . . .           174,123         157,059

         Total liabilities and stockholders' equity  . .         $ 290,945       $ 285,098
                                                                 =========       =========

   The accompanying notes are an integral part of these unaudited statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)

                                                                          Six Months Ended
                                                                              June 30,
                                                                          1996         1995
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . . . . .      $208,862    $195,311
        Cash paid to suppliers and employees . . . . . . . . . . .      (175,453)   (173,336)
        Interest paid. . . . . . . . . . . . . . . . . . . . . . .        (1,677)     (2,398)
        Income tax payments  . . . . . . . . . . . . . . . . . . .        (8,502)     (1,683)
        Miscellaneous receipts . . . . . . . . . . . . . . . . . .            83         191
        Net cash provided by operating activities. . . . . . . . .        23,313      18,085

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . . . . .        (6,289)     (5,962)
        Marketable securities investment activity, net . . . . . .           308        (158)
        Foreign currency hedges, net . . . . . . . . . . . . . . .         1,114      (2,502)
        Net cash used in investing activities. . . . . . . . . . .        (4,867)     (8,622)

   Cash flows from financing activities:
         Net borrowings under line-of-credit arrangements. . . . .        (7,649)     (2,893)
         Additions to long-term debt . . . . . . . . . . . . . . .            --      38,904
         Payments on long-term debt. . . . . . . . . . . . . . . .          (433)    (42,229)
         Proceeds from issuance of common stock. . . . . . . . . .           720         550
         Net cash used in financing activities . . . . . . . . . .        (7,362)     (5,668)

   Effect of exchange rate changes on cash . . . . . . . . . . . .           571      (2,546)
   Net increase in cash and cash equivalents . . . . . . . . . . .        11,655       1,249

   Cash and cash equivalents at beginning of period. . . . . . . .        14,774       3,751
   Cash and cash equivalents at end of period. . . . . . . . . . .      $ 26,429    $  5,000
                                                                        ========    ========

   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 16,972    $ 14,566
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization  . . . . . . . . . . . . .         7,935       8,261
          Gains on disposition of marketable securities. . . . . .          (656)       (391)
          Foreign currency hedges, net . . . . . . . . . . . . . .        (1,138)      2,601
          (Increase) decrease in accounts receivable . . . . . . .         1,972      (3,106)
          (Increase) decrease in inventories . . . . . . . . . . .         1,938      (9,285)
          (Increase) decrease in other current assets. . . . . . .           643        (538)
          Increase (decrease) in accounts payable and other
            current liabilities. . . . . . . . . . . . . . . . . .          (606)      4,039
          Increase (decrease) in income taxes payable. . . . . . .        (2,518)      3,138
          Other. . . . . . . . . . . . . . . . . . . . . . . . . .        (1,229)     (1,200)

   Net cash provided by operating activities . . . . . . . . . . .      $ 23,313    $ 18,085
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

   2. INVENTORIES

   The principal components of inventories are as follows:
                                           June 30,     December 31,
                                            1996           1995
                                              (in thousands)
   Raw materials                          $ 27,776       $ 26,467
   Work in process                          17,521         17,189
   Finished goods, net                      27,299         31,701

                                          $ 72,596       $ 75,357
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and  equipment are as follows:
                                           June 30,     December 31,
                                             1996            1995
                                               (in thousands)
   Land and improvements                  $  8,057       $  8,057
   Buildings and leasehold
     improvements                           51,949         51,786
   Equipment                               103,412         99,486
                                           163,418        159,329
   Less accumulated depreciation            91,598         86,363

   Net property, plant and equipment      $ 71,820       $ 72,966
                                          ========       ========

   4.   STOCK SPLIT

        Retroactive adjustments for all periods presented have been made, as appropriate, to common stock and per share amounts to reflect the 3-for-2 stock split effected in the form of a 50% stock dividend paid May 31, 1996.

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

   The following table shows operating income and expense items as a percentage of net sales:
                           Three Months Ended   Six Months Ended     Year Ended
                                June 30,            June 30,        December 31,
                             1996      1995      1996      1995         1995
   Net sales                100.0     100.0     100.0     100.0        100.0
    Cost of goods sold       41.7      42.3      42.5      42.5         43.4
   Gross profit              58.3      57.7      57.5      57.5         56.6

   Selling, general and
    administrative           38.7      39.7      36.8      37.8         37.9

   Product research and
    development               9.6       8.7       9.2       8.6          8.7

   Restructuring costs          -         -         -         -          0.4

   Income from operations    10.0       9.3      11.5      11.1          9.6
                            =====     =====     =====     =====        =====


              Three Months Ended June 30, 1996 Compared to
                    Three Months Ended June 30, 1995

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's net sales (sales) in the second quarter of 1996 increased 2% to $100.0 million from $97.9 million reported in the second quarter of 1995. The effects of a strengthened U.S. dollar, principally versus the Japanese yen, reduced the increase in consolidated sales compared to sales based on 1995 exchange rates by approximately $3.4 million or 4%. Compared to the second quarter of 1995, sales increased 9% in Clinical Diagnostics and decreased 2% in Analytical Instruments and 1% in Life Science. Excluding the effects of the strengthened U.S.
   dollar, sales increased 9% in Clinical Diagnostics, 6% in Analytical Instruments and 3% in Life Science. During the second quarter of 1996, the increased Clinical Diagnostics sales were principally in the U.S., in part a result of increased investment in sales personnel and support during 1995. In the Analytical Instruments segment sales of spectroscopy equipment continued to increase at double digit rates, a trend started in the fourth quarter of 1995.

   Consolidated gross margin increased to 58.3% for the second quarter of 1996 from 57.7% for the second quarter of 1995. The increase is attributed to increased margins in the Analytical Instruments segment resulting from product mix and better overhead absorption in the spectroscopy equipment manufacturing plant and to a greater proportion of total sales from the Clinical Diagnostics segment where margins are generally higher than the other segments of the Company's business.

   The strengthened U.S. dollar caused international selling, general and administrative expense (SG&A) to decline by approximately $1.5 million for the second quarter of 1996 when compared to international SG&A based on 1995 exchange rates. This, coupled with the Company's continued monitoring of SG&A expenses, reduced SG&A to $38.7 million in the second quarter of 1996 from $38.9 million in the second quarter of 1995. Cost reductions in Clinical Diagnostics and Life Science allowed Bio-Rad to succeed in growing SG&A slower than sales for the second consecutive quarter.

   Product research and development expense (R&D) increased from the second quarter of 1996, both in absolute dollars and as a percent of sales. R&D spending increased in Life Science and Analytical Instruments but was down slightly in Clinical Diagnostics.

   Corporate Results - Non-Operating Items

   Interest expense was $407,000 less in the second quarter of 1996 than the comparable period of 1995 principally as a result of lower average borrowings. Average borrowings in the second quarter of 1996 were 37% less than average borrowings in the same period of 1995.

   Investment income in the second quarter of 1996 includes the sales of equity securities for a gain of $531,000 and interest income of $163,000. No significant items were included in other income and expense for the second quarter of 1996 or the second quarter of 1995.

   The Company's effective tax rate for the second quarter of 1996 and all of 1995 was 25%. The tax rate reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits.

               Six Months Ended June 30, 1996 Compare to
                     Six Months ended June 30, 1995

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's sales in the first half of 1996, at $208.3 million, were 6% greater than sales in the first half of 1995. On a year-to-date basis, the effects of a strengthened U.S. dollar decreased consolidated sales compared to sales based on 1995 exchange rates by approximately $4.0 million. Sales increased in all segments of the Company's business. Excluding the effects of the strengthened U.S. dollar, sales increased 20% in Analytical Instruments, 8% in Clinical Diagnostics and 5% in Life Science. The growth in Analytical Instruments is attributed to growth in sales of spectroscopy equipment as well as semiconductor test and manufacturing equipment. Led by a $2.8 million increase in U.S. sales, Clinical Diagnostics is experiencing worldwide growth.

   1996 year-to-date consolidated gross margins were unchanged from the comparable period of 1995. Improved gross margins in the Analytical Instruments segment offset minor decreases in the Life Science and Clinical Diagnostics segments.

   SG&A decreased to 36.8% of sales in the first half of 1996 from 37.8% in the first half of 1995. While spending increased in absolute dollars in all segments, all segments of the Company succeeded in growing sales faster than SG&A for the first half of 1996. Management continues to monitor SG&A spending in an effort to improve overall profitability.

   R&D increased from the first half of 1995, both in absolute dollars and as a percent of sales. As planned, R&D was expanded and spending increased in all segments as part of Bio-Rad's continuing commitment to long-term growth. Spending increases were most significant in the Analytical Instruments and Life Science segments.

   Corporate Results - Non-Operating Items

   Interest expense was $849,000 less in the first half of 1996 than the comparable period of 1995 principally as a result of lower average borrowings. Average borrowings in the first half of 1996 were 35% less than average borrowings in the same period of 1995.

   Investment income in the first half of 1996 includes the sales of equity securities for a gain of $656,000 and interest income of $318,000. Net other income and expense in the first half of both 1996 and 1995 is primarily non-operating legal costs.

   The Company's effective tax rate for the first half of 1996 and all of 1995 was 25%. The tax rate reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits.

   Financial Condition

   Net cash provided by operations was $23 million for the year-to-date June 30, 1996 compared to $18 million for the comparable period of 1995. Cash provided by operations and limited capital expenditures allowed Bio-Rad to further reduce interest bearing debt and continue to improve its debt to equity ratio.

   At June 30, 1996, the Company had available $26 million in cash and cash equivalents, $60 million under its principal revolving credit agreement and marketable securities with a market value of $6 million, most of which could be readily converted to cash. During the first half of 1996, Bio-Rad did not utilize its principal revolving credit facility. The majority of excess cash has been invested in short-term instruments.

   Available funds and cash flow from operations are adequate to meet the Company's objectives for operations, research and development and modest external growth. In early July 1996, the Board of Directors authorized the Company to repurchase up to $4 million of common stock over an indefinite period of time. Management believes shareholder value can be improved through the selective repurchase of the Company's stock. Bio-Rad is well positioned to make a substantial strategic acquisition should the opportunity arise. While the Company regularly reviews such opportunities, currently no material acquisitions have reached a stage beyond preliminary or exploratory discussions.

   At June 30, 1996, consolidated accounts receivable were $3.0 million lower than at December 31, 1995. The decline in receivables results from lower sales in the second quarter of 1996 when compared to the fourth quarter of 1995.

   At June 30, 1996 consolidated net inventories decreased by $2.8 million from December 31, 1995. The decline in inventory is the result of management's continuous attention to lowering inventory levels as a means to control capital requirements and improve the return on assets employed. Management regularly plans for and reviews the impact of obsolescence in current inventory caused by the introduction of new products.

   PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   11.1      Computation of Earnings Per Share.

   27.1      Financial Data Schedule.

   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended June 30, 1996.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  August 8, 1996       /s/ Thomas L Braje
                                Thomas L. Braje, Vice President,
                                Chief Financial Officer



   Date:  August 8, 1996       /s/ James R. Stark
                                James R. Stark,
                                Corporate Controller