Form 10-Q
period 1996-09-30
BIO RAD LABORATORIES INC
filed 1996-11-12
CIK 12208

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1996.

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

                                                   Shares Outstanding
              Title of each Class                  at October 31, 1996
              Class A Common Stock,
               Par Value $1.00 per share           9,728,798

              Class B Common Stock,
               Par Value $1.00 per share           2,590,003


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.



                                    BIO-RAD LABORATORIES, INC.

                           Condensed Consolidated Statements of Income
                              (In thousands, except per share data)

                                                    Three Months Ended     Nine Months Ended
                                                       September 30,         September 30,
                                                      1996      1995        1996        1995

   NET SALES . . . . . . . . . . . . . . . . . .    $ 96,559  $ 92,905    $304,812    $288,684

   Cost of goods sold  . . . . . . . . . . . . .      40,712    39,968     129,256     123,188

   GROSS PROFIT  . . . . . . . . . . . . . . . .      55,847    52,937     175,556     165,496

   Selling, general and administrative expense .      37,287    36,268     113,780     110,142

   Product research and development expense  . .       9,745     8,520      28,957      25,409

   Restructuring costs . . . . . . . . . . . . .          --     1,500          --       1,500

   INCOME FROM OPERATIONS  . . . . . . . . . . .       8,815     6,649      32,819      28,445

   Interest expense  . . . . . . . . . . . . . .        (779)   (1,080)     (2,362)     (3,512)

   Investment income, net. . . . . . . . . . . .         481       509       1,781         995

   Other, net  . . . . . . . . . . . . . . . . .         415      (158)       (677)       (587)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       8,932     5,920      31,561      25,341

   Provision for income taxes  . . . . . . . . .       2,233     1,480       7,890       6,335

   NET INCOME  . . . . . . . . . . . . . . . . .    $  6,699  $  4,440    $ 23,671    $ 19,006
                                                    ========  ========    ========    ========

   Earnings per share  . . . . . . . . . . . . .       $0.55     $0.36       $1.93       $1.56
                                                    ========  ========    ========    ========
   Weighted average common shares  . . . . . . .      12,289    12,219      12,276      12,195
                                                    ========  ========    ========    ========


   The accompanying notes are an integral part of these unaudited statements.

                             BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                               September 30,  December 31,
                                                                   1996           1995
   ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . .         $  25,305     $  14,774
   Accounts receivable . . . . . . . . . . . . . . . . .            88,221        92,061
   Inventories . . . . . . . . . . . . . . . . . . . . .            74,097        75,357
   Prepaid expenses, taxes and other current assets. . .            19,568        19,400
      Total current assets . . . . . . . . . . . . . . .           207,191       201,592

   Net property, plant and equipment . . . . . . . . . .            71,771        72,966
   Marketable securities . . . . . . . . . . . . . . . .             6,565         5,902
   Other assets  . . . . . . . . . . . . . . . . . . . .             5,236         4,638

        Total assets . . . . . . . . . . . . . . . . . .         $ 290,763     $ 285,098
                                                                 =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt        $  11,806     $  14,269
   Accounts payable  . . . . . . . . . . . . . . . . . .            16,784        19,946
   Accrued payroll and employee benefits . . . . . . . .            22,220        23,908
   Sales, income and other taxes payable . . . . . . . .             3,600         7,082
   Other current liabilities . . . . . . . . . . . . . .            20,689        24,612
      Total current liabilities  . . . . . . . . . . . .            75,099        89,817

   Long-term debt, net of current maturities . . . . . .            16,916        20,922
   Deferred tax liabilities  . . . . . . . . . . . . . .            17,741        17,300
      Total liabilities  . . . . . . . . . . . . . . . .           109,756       128,039

   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding  . . . . . . . . . . .                --            --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 9,710,486 at September 30, 1996
     and 9,593,283 at December 31, 1995  . . . . . . . .             9,710         9,593
   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 2,607,003 at September 30, 1996
     and 2,646,063 at December 31, 1995. . . . . . . . .             2,607         2,646
   Additional paid-in capital  .   . . . . . . . . . . .            16,954        15,887
   Treasury stock, 23,000 shares of Class A common stock
     in 1996 at cost . . . . . . . . . . . . . . . . . .              (652)           --
   Retained earnings . . . . . . . . . . . . . . . . . .           148,528       124,857
   Currency translation  . . . . . . . . . . . . . . . .             2,751         3,527
   Net unrealized holding gain on marketable securities.             1,109           549

      Total stockholders' equity . . . . . . . . . . . .           181,007       157,059

         Total liabilities and stockholders' equity  . .         $ 290,763     $ 285,098
                                                                 =========     =========

   The accompanying notes are an integral part of these unaudited statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                           1996        1995
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . .            $306,034    $286,917
        Cash paid to suppliers and employees . . . . . . . .            (266,093)   (255,789)
        Interest paid. . . . . . . . . . . . . . . . . . . .              (2,998)     (3,778)
        Income tax payments  . . . . . . . . . . . . . . . .             (12,824)     (4,366)
        Miscellaneous receipts . . . . . . . . . . . . . . .                 551         360
        Net cash provided by operating activities. . . . . .              24,670      23,344

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . .             (10,317)     (9,017)
        Payments for acquisitions  . . . . . . . . . . . . .                  --        (819)
        Marketable securities investment activity, net . . .                 736           9
        Foreign currency hedges, net . . . . . . . . . . . .               1,075        (616)
        Net cash used in investing activities. . . . . . . .              (8,506)    (10,443)

   Cash flows from financing activities:
         Net borrowings under line-of-credit arrangements. .              (6,116)     (8,227)
         Additions to long-term debt . . . . . . . . . . . .                  --      53,800
         Payments on long-term debt. . . . . . . . . . . . .                (657)    (55,034)
         Proceeds from issuance of common stock. . . . . . .               1,145         844
         Purchase of treasury stock. . . . . . . . . . . . .                (652)         --
         Net cash used in financing activities . . . . . . .              (6,280)     (8,617)

   Effect of exchange rate changes on cash . . . . . . . . .                 647        (471)

   Net increase in cash and cash equivalents . . . . . . . .              10,531       3,813
   Cash and cash equivalents at beginning of period. . . . .              14,774       3,751

   Cash and cash equivalents at end of period. . . . . . . .            $ 25,305    $  7,564
                                                                        ========    ========
   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . .            $ 23,671    $ 19,006
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization. . . . . . . . . . .              12,201      12,296
          Gains on disposition of marketable securities. . .                (843)       (858)
          Foreign currency hedges, net . . . . . . . . . . .              (1,503)        948
          (Increase) decrease in accounts receivable . . . .               2,809      (2,592)
          (Increase) decrease in inventories . . . . . . . .                 447      (8,952)
          (Increase) decrease in other current assets  . . .                 450        (196)
          Increase (decrease) in accounts payable and other
            current liabilities. . . . . . . . . . . . . . .              (6,731)      1,654
          Increase (decrease) in income taxes payable  . . .              (4,404)      1,586
          Other. . . . . . . . . . . . . . . . . . . . . . .              (1,427)        452

   Net cash provided by operating activities . . . . . . . .            $ 24,670    $ 23,344
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

   2. INVENTORIES

   The principal components of inventories are as follows:
                                        September 30,   December 31,
                                            1996           1995
                                              (in thousands)
   Raw materials                          $ 27,512       $ 26,467
   Work in process                          19,716         17,189
   Finished goods                           26,869         31,701

                                          $ 74,097       $ 75,357
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and  equipment are as follows:
                                         September 30,  December 31,
                                             1996            1995
                                               (in thousands)
   Land and improvements                  $  8,057       $  8,057
   Buildings and leasehold
     improvements                           51,997         51,786
   Equipment                               107,197         99,486
                                           167,251        159,329
   Less accumulated depreciation            95,480         86,363

   Net property, plant and equipment      $ 71,771       $ 72,966
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

        The following table shows operating income and expense items as a percentage of net sales:
                         Three Months Ended   Nine Months Ended     Year Ended
                           September 30,        September 30,     December 31,
                           1996      1995      1996      1995         1995
   Net sales              100.0     100.0     100.0     100.0        100.0
    Cost of goods sold     42.2      43.0      42.4      42.7         43.4
   Gross profit            57.8      57.0      57.6      57.3         56.6

   Selling, general and
    administrative         38.6      39.0      37.3      38.1         37.9

   Product research and
    development            10.1       9.2       9.5       8.8          8.7

   Restructuring costs        -       1.6         -       0.5          0.4

   Income from operations   9.1       7.2      10.8       9.9          9.6
                          =====     =====     =====     =====        =====

                Three Months Ended September 30, 1996 Compared to
                      Three Months Ended September 30, 1995

        Corporate Results - Sales, Margins and Expenses

        Bio-Rad's net sales (sales) in the third quarter of 1996 increased 4% to $96.6 million from $92.9 million reported in the third quarter of 1995. The effects of a strengthened U.S. dollar, principally versus the Japanese yen, reduced the increase in consolidated sales compared to sales based on 1995 exchange rates by approximately $2.4 million or 3%. Compared to the third quarter of 1995, sales increased 6% in Clinical Diagnostics, 3% in Life Science and 2% in Analytical Instruments. Excluding the effects of the strengthened U.S. dollar, sales increased 7% in Clinical Diagnostics, 7% in Life Science and 6% in Analytical Instruments. During the third quarter of 1996, the increased Clinical Diagnostics sales were principally in the diabetes monitoring product line aided by the prior year increased investment in sales personnel and support. Sales increases in the Life Science segment are attributed to Bio-Rad's molecular biology and microscopy products. In the Analytical Instruments segment sales of spectroscopy equipment continued to increase at double digit rates, a trend started in the fourth quarter of 1995.

        Consolidated gross margin increased to 57.8% for the third quarter of 1996 from 57.0% for the third quarter of 1995. The 0.8% increase is attributed to a greater proportion of total sales from the Clinical Diagnostics segment where margins are generally higher than the other segments of the Company's business.

        Selling, general and administrative expense (SG&A) decreased to 38.6% of Sales in the third quarter of 1996 from 39.0% of Sales in the third quarter of 1995. Control over expenses in Clinical Diagnostics and Life Science allowed Bio-Rad to succeed in growing SG&A slower than sales for the third consecutive quarter. Management continues to monitor SG&A spending in an effort to improve overall profitability.

        Product research and development expense (R&D) increased from the third quarter of 1995, both in absolute dollars and as a percent of sales. R&D spending increased in Life Science and Analytical Instruments but was down slightly in Clinical Diagnostics.

        The Life Science segment made a $1.5 million provision for the cost of closing its New York warehouse and distribution center in the third quarter of 1995. The elimination of the redundant costs associated with operating two warehouses and sales order offices has contributed to the limited growth of SG&A in this segment and allowed for some expenses to be redirected to provide greater customer coverage and direct contact.

        Corporate Results - Non-Operating Items

        Interest expense was $301,000, or 28% less in the third quarter of 1996 than the comparable period of 1995 principally as a result of lower average borrowings. Average borrowings in the third quarter of 1996 were 33% less than average borrowings in the same period of 1995.

        Net other income and expenses in the third quarter of 1996 is primarily exchange gains. Bio-Rad's hedging program is limited to nonspeculative forward foreign exchange contracts (with major financial institutions) which primarily hedge the exposure of intercompany receivables and payables. No significant items were included in other income and expense for the third quarter of 1995.

        The Company's effective tax rate for both the third quarter of 1996 and 1995 was 25%. The tax rate reflects the utilization of loss carryforwards, foreign sales corporation benefits, foreign tax credits and research and development tax credits.

                Nine Months Ended September 30, 1996 Compared to
                       Nine Months ended September 30, 1995

        Corporate Results - Sales, Margins and Expenses

        Bio-Rad's sales in the nine months ended September 30, 1996, at $304.8 million, were 6% greater than sales in the comparable period of 1995. On a year-to-date basis, the effects of a strengthened U.S. dollar decreased consolidated sales compared to sales based on 1995 exchange rates by approximately $6.4 million. Sales increased in all segments of the Company's business. Excluding the effects of the strengthened U.S. dollar, sales increased 15% in Analytical Instruments, 7% in Clinical Diagnostics and 5% in Life Science. The growth in Analytical Instruments is attributed to growth in sales of spectroscopy equipment. Clinical Diagnostics is experiencing worldwide growth led by increases in U.S. sales.

        Consolidated gross margins were 57.6% for the nine months ended September 30, 1996 up from 57.3% for the nine months ended September 30, 1995. Improved gross margins in the Analytical Instruments segment are the result of sales increases. Gross margins in Clinical Diagnostics were relatively unchanged year-over-year. In Life Science year-to-date gross margins are down less than 1% when compared to the same period of 1995; this is attributed primarily to unabsorbed factory overhead.

        SG&A decreased to 37.3% of Sales in the first nine months of 1996 from 38.1% in the first nine months of 1995. While spending increased in absolute dollars in all segments, the Life Science and Clinical Diagnostics segments succeeded in growing sales faster than SG&A for the first nine months of 1996. Management continues to monitor SG&A spending in an effort to improve overall profitability.

        R&D increased from the first nine months of 1995, both in absolute dollars and as a percent of sales. As planned, R&D was expanded and spending increased in all segments as part of Bio-Rad's continuing commitment to long-term growth. Spending increases were most significant in the Analytical Instruments and Life Science segments.

        The Life Science segment made a $1.5 million provision for the cost of closing its New York warehouse and distribution center in the third quarter of 1995. The elimination of the redundant costs associated with operating two warehouses and sales order offices has contributed to the limited growth of SG&A in this segment and allowed for some expenses to be redirected to provide greater customer coverage and direct contact.

        Corporate Results - Non-Operating Items

        Interest expense was $1.2 million, or 33% less in the first nine months of 1996 than the comparable period of 1995 principally as a result of lower average borrowings. Average borrowings in the first nine months of 1996 were 34% less than average borrowings in the same period of 1995.

        Investment income in the first nine months of both 1996 and 1995 includes gains on sales of marketable equity securities. 1996 also includes interest income of $578,000. Net other income and expense in the first nine months of both 1996 and 1995 is primarily non-operating legal costs.

        The Company's effective tax rate for the first nine months of 1996 and all of 1995 was 25%. The tax rate reflects the utilization of loss carryforwards, foreign sales corporation benefits, foreign tax credits and research and development tax credits. These benefits are not expected to continue at the same level in 1997.

        Financial Condition

        Net cash provided by operations was $25 million for the year-to-date September 30, 1996 compared to $23 million for the comparable period of 1995. For the first nine months of 1996, cash provided by operations and limited capital expenditures allowed Bio-Rad to further reduce interest bearing debt and continue to improve its debt to equity ratio.

        At September 30, 1996, the Company had available $25 million in cash and cash equivalents, $60 million under its principal revolving credit agreement and marketable securities with a market value of $7 million, most of which could be readily converted to cash. During the first nine months of 1996, Bio-Rad did not utilize its principal revolving credit facility. The majority of cash reserves has been invested in short-term instruments in accordance with the Company's investment policy.

        Available funds and cash flow from operations are adequate to meet the Company's objectives for operations, research and development and modest external growth. In early July 1996, the Board of Directors authorized the Company to repurchase up to $4 million of common stock over an indefinite period of time. During the third quarter the Company repurchased 23,000 shares of Class A Common Stock for $652,000. These shares will be used to satisfy the Company's obligations under the employee stock option and stock purchase plans.

        In the fourth quarter of 1996, Bio-Rad has acquired a small software company to compliment its spectral reference libraries product line. The acquisition will be accounted for as a purchase. Bio-Rad is well positioned to make a substantial strategic acquisition should the opportunity arise. While the Company regularly reviews such opportunities, currently no material acquisitions have reached a stage beyond preliminary or exploratory discussions.

        At September 30, 1996, consolidated accounts receivable were $3.8 million lower than at December 31, 1995. The decline in receivables results principally from lower sales in the third quarter of 1996 when compared to the fourth quarter of 1995.

        At September 30, 1996 consolidated net inventories decreased by $1.3 million from December 31, 1995. The decline in inventory is the result of management's continuous attention to lowering inventory levels as a means to control capital requirements and improve the return on assets employed. Management regularly reviews the impact of obsolescence in current inventory caused by the introduction of new products.

        PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.

        In July 1994, Fuji Photo Film Co., Ltd., filed in Civil Department No. 29 of the Tokyo District Court an application for a temporary injunction for cessation of infringement of a Japanese patent which covers an autoradiographic process. The parties have reached a settlement with respect to this action.

        Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        The following documents are filed as part of this report:

        Exhibit No.
        10.9.3 Amendment dated as of July 10, 1996 to the Credit Agreement dated as of February 18, 1994, by and among the Registrant, the lenders and The First National Bank of Chicago, as agent.

        11.1      Computation of Earnings Per Share.

        27.1      Financial Data Schedule.

        (b)  Reports on Form 8-K

        There were no reports on Form 8-K for the quarter ended September 30, 1996.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  November 8, 1996       /s/ Sanford S. Wadler
                                  Sanford S. Wadler, Vice President,
                                  General Counsel



   Date:   November 8, 1996       /s/ James R. Stark
                                   James R. Stark,
                                   Corporate Controller