Form 10-K
period 1996-12-31
BIO RAD LABORATORIES INC
filed 1997-03-27
CIK 12208

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               _________

                               FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

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

   Securities registered pursuant to Section 12(b) of the Act:
                                                                                  Market Value on
                                 Name of each exchange    Shares outstanding   March 20, 1997 of stocks
       Title of each class        on which registered       March 20, 1997      held by non-affiliates
       -------------------       ---------------------    ------------------   ------------------------
   Class A Common Stock
    Par Value $1.00 per share   American Stock Exchange      9,786,229           $215,611,963

   Class B Common Stock
    Par Value $1.00 per share   American Stock Exchange      2,615,803           $ 13,683,695

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



                  Documents Incorporated by Reference


            Document                             Form 10-K Parts
   _________________________________________    ____________________
   (1) Annual Report to Stockholders for the
       fiscal year ended December 31, 1996
       (specified portions)                           I, II, IV
   (2) Definitive Proxy Statement to be mailed
       to stockholders in connection with the
       registrant's 1997 Annual Meeting of
       Stockholders (specified portions)                 III

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

   As Bio-Rad broadened its product lines, it has also widened its geographical market. The Company controls its distribution chan-nels in twenty-two countries outside the U.S.A. through subsidiaries whose primary focus is customer service and product distribution.

   Bio-Rad manufactures and supplies the life sciences research, healthcare, analytical chemistry, semiconductor and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

   Business Segments

   The Company operates in three industry segments designated Life Science, Clinical Diagnostics and Analytical Instruments. Each operates in both the U.S. and international markets. For finan-cial information on geographic and industry segments, see Note 13 on pages 22 and 23 of Exhibit 13.1, which is incorporated herein by reference. Exhibit 13.1 is the Company's Consolidated Financial Statements, which is an excerpt from the Company's 1996 Annual Report to Stockholders.

   Description of Business

                             Life Science

   The Life Science segment develops, manufactures, sells and services electrophoresis, gene transfer, chromatography, immunoassay, imaging and image analysis products including specialty chemical and biological materials, separation and purification systems, laser scanning confocal microscopes and accessories. These products are used to separate, purify and analyze complex chemical mixtures and are sold to universities, private industry, government agencies and clinical and hospital laboratories. They are used in biochemistry, molecular biology, cancer research, immunology, and other areas of life science and genetic research. In addition, these products are sold to industrial and commercial customers, including pharmaceutical, biotechnology and food processing companies, for research and development, manufacturing and quality control applications.

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

                        Analytical Instruments

   Bio-Rad's Analytical Instruments segment develops, manufactures, sells and services FT-IR spectrometer systems, semiconductor measurement test and manufacturing instruments and spectral reference publications. Purchasers of these products include government agencies, universities, research institutions and industrial companies. These products are used in industrial and scientific research, in manufacturing and in quality control applications.

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

   Bio-Rad products are sold to a broad and diversified customer base. In 1996, no single customer accounted for as much as 2% of Bio-Rad's total sales. A number of the Company's customers, particularly in Life Science, are substantially dependent for their funding on government grants and research contracts. A portion of the Analytical Instruments segment is dependent upon large semiconductor manufacturers; the loss of these customers or a severe downturn in the semiconductor market would have a detrimental effect on the results of the segment.

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

   Product Research and Development

   The Company conducts extensive product research and development activities in all areas of its business, employing approximately 345 people worldwide in these activities. Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future. New products and new applications for existing products are being developed continuously by Bio-Rad's researchers. In its development and testing of new products and applications, Bio-Rad consults with scientific and medical professionals at universities, at hospitals and medical schools, and in industry. Bio-Rad spent approximately $39.6 million, $34.7 million and $30.2 million on R&D activities during the years ended December 31, 1996, 1995 and 1994, respectively.

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

   As a multinational manufacturer and distributor of sophisticated instrumentation equipment, Bio-Rad must meet a wide array of electromagnetic compatibility and safety compliance requirements to satisfy regulations in the United States, the European Community and other jurisdictions. The Company is also subject to government regulation of the use and handling of radioactive materials and controlled substances. The Company believes it is in compliance with these and other regulations.

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

   Employees

   At December 31, 1996, Bio-Rad had approximately 2,535 full-time employees. Fewer than 8% of Bio-Rad's employees are covered by a collective bargaining agreement which will expire on October 31,
   1998.   Bio-Rad considers its employee relations in general to be
   good.

   ITEM 2. PROPERTIES

   Bio-Rad owns its Corporate headquarters located in Hercules, California. The principal manufacturing and research locations for each segment are as follows:

     Life Science           Richmond, California        Owned/Leased
                            Hercules, California        Owned
                            Hemel Hempstead, England    Leased
                            Milan, Italy                Leased

     Clinical Diagnostics   Hercules, California        Owned/Leased
                            Anaheim, California         Leased
                            Munich, Germany             Leased

     Analytical Instruments Cambridge, Massachusetts    Owned/Leased
                            York, England               Owned
                            Philadelphia, Pennsylvania  Owned

   Most manufacturing and research facilities also house administration, sales and distribution activities for the segment.

   In addition, the Company leases office and warehouse facilities in California, Colorado, New Mexico, Australia, Austria, Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Korea, the Netherlands, New Zealand, People's Republic of China, Singapore, Spain, Sweden and Switzerland. These facilities are used principally for administration, sales, service and distribution for all three segments.

   The company has leased space in California, Canada, England and

   New York that is not currently being utilized. For the most part, reserves for future lease payments were recorded at the time the Company stopped using these facilities. The Company has subleased or is attempting to sublease these properties.

   The Company has recently leased a new facility in California that will replace the existing research, manufacturing and warehouse facilities in Anaheim California during 1997. All facilities are believed to be adequate to support the Company's current and anticipated production requirements. Historically, adequate space to expand sales and distribution channels has been available and is leased as needed.

   ITEM 3.  LEGAL PROCEEDINGS

   Note 11, "Legal Proceedings", appearing on pages 20 and 21 of
   Exhibit 13.1 is incorporated herein by reference.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                              P A R T  II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

   Note 15, "Information Concerning Common Stock", appearing on pages 24 and 25 of Exhibit 13.1 is incorporated herein by reference.

   ITEM 6.  SELECTED FINANCIAL DATA

   The table headed "Summary of Operations" appearing on page 1 of
   Exhibit 13.1 is incorporated herein by reference.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

   The section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 27 through 31 of Exhibit 13.1 is incorporated herein by reference.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Report of Independent Public Accountants and the Consolidated Financial Statements and Notes thereto appearing on pages 2 through 26 of Exhibit 13.1 are incorporated herein by reference.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
   None.

                              P A R T  III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive Proxy Statement mailed to stockholders in connection with the 1997 Annual Meeting of Stockholders (the 1997 Proxy Statement) are incorporated herein by reference.

   ITEM 11.  EXECUTIVE COMPENSATION

   The sections labeled "Executive Compensation and Other
   Information", "Compensation of Directors", "Compensation
   Committee Interlocks and Insider Participation", "Report of the Compensation Committee of the Board of Directors" and "Stock
   Performance Graph" of the 1997 Proxy Statement are incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

   The section labeled "Principal and Management Stockholders" of the 1997 Proxy Statement is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section labeled "Compensation of Directors" of the 1997 Proxy Statement is incorporated herein by reference.

                              P A R T  IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

   (a) 1. Index to Financial Statements

          The following Consolidated Financial Statements are included in the 1996 Annual Report and are incorporated herein by reference pursuant to Item 8:
                                                          Page in
                                                        Exhibit 13.1
          Consolidated Balance Sheets
          at December 31, 1996 and 1995                     2-3

          Consolidated Statements of Income
          for each of the three years in the
          period ended December 31, 1996                    4

          Consolidated Statements of Cash Flows
          for each of the three years in the period
          ended December 31, 1996                           5

          Consolidated Statements of Changes in
          Stockholders' Equity for each of the three
          years in the period ended December 31, 1996       6

          Notes to Consolidated Financial Statements        7-25

          Report of Independent Public Accountants          26

       2. Index to Financial Statement Schedule
                                                         Page in
                                                        Form 10-K

          Schedule II Valuation and Qualifying Accounts     9

          Report of Independent Public Accountants
          on Schedule II                                    10

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

   BIO-RAD LABORATORIES, INC.
   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
   Years Ended December 31, 1996, 1995 and 1994
   (In thousands)


   Reserve for doubtful accounts receivable
                             Additions
               Balance at    Charged to                  Balance
               Beginning     Costs and                   at End
                 of Year      Expenses     Deductions    of Year

   1996          $3,094        $  952        $ (358)     $3,688
                  =====         =====         =====       =====

   1995          $2,894        $  462        $ (262)     $3,094
                  =====         =====         =====       =====

   1994          $2,033        $1,283        $ (422)     $2,894
                  =====         =====         =====       =====



   Valuation allowance for deferred tax assets
                                           Deductions
               Balance at                  Charged to    Balance
               Beginning                   Costs and     at End
                of Year     Additions       Expenses     of Year

   1996         $ 6,478       $    -        $  (906)    $ 5,572
                 ======        ======        ======      ======

   1995         $ 7,209       $    -        $  (731)    $ 6,478
                 ======        ======        ======      ======

   1994         $12,353       $    -        $(5,144)    $ 7,209
                 ======        ======        ======      ======


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II


   To the Stockholders and Board of Directors of Bio-Rad Laboratories, Inc.:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bio-Rad Laboratories, Inc.'s annual report to stockholders incorportated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index, Item 14(a)2, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ Arthur Andersen LLP
                                                 ARTHUR ANDERSEN LLP

   San Francisco, California,
     February 4, 1997

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

                                            Date:   March 26, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Principal Executive Officer:

     /s/  David Schwartz        President and Director    March 26, 1997
         (David Schwartz)

   Principal Financial Officer:

     /s/  T. C. Chesterman      Chief Financial Officer   March 26, 1997
         (Thomas C. Chesterman)

   Principal Accounting Officer:

     /s/  James R. Stark        Corporate Controller      March 26, 1997
         (James R. Stark)

   Other Directors:

     /s/  James J. Bennett      Director                  March 26, 1997
         (James J. Bennett)

     /s/  Albert J. Hillman     Director                  March 26, 1997
         (Albert J. Hillman)

     /s/  Philip L. Padou       Director                  March 26, 1997
         (Philip L. Padou)

     /s/  Alice N. Schwartz     Director                  March 26, 1997
         (Alice N. Schwartz)

     /s/  Norman Schwartz       Director                  March 26, 1997
         (Norman Schwartz)

     /s/  Burton A. Zabin       Director                  March 26, 1997
         (Burton A. Zabin)

                       BIO-RAD LABORATORIES, INC.
                           INDEX TO EXHIBITS
                              ITEM 14(a)3

   The following documents are filed as part of this report:
   Exhibit No.

   3.1       Restated Certificate of Incorporation, as of
             September 15, 1988. (1)

   3.2       Bylaws of the Registrant, as amended February 19,
             1980. (2)

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

   10.9.3    Amendment dated as of July 10, 1996 to the Credit
             Agreement dated as of February 18, 1994, by and among the Registrant, the Lenders and The First National Bank of Chicago, as agent. (8)

   10.10 Non-competition and employment continuation agreement with James J. Bennett.

   11.1      Computation of Earnings Per Share.

   13.1 Excerpt from Annual Report to Stockholders' for the fiscal year ended December 31, 1996 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

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

   (7) Incorporated by reference from the Exhibits to the Company's September 30, 1995 Form 10-Q filing dated
             November 3, 1995.

   (8) Incorporated by reference from the Exhibits to the Company's September 30, 1996 Form 10-Q filing dated
             November 8, 1996.