Form 10-Q
period 1997-03-31
BIO RAD LABORATORIES INC
filed 1997-05-14
CIK 12208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1997.

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

                                                   Shares Outstanding
              Title of each Class                  at April 30, 1997
              Class A Common Stock,
               Par Value $1.00 per share           9,790,734

              Class B Common Stock,
               Par Value $1.00 per share           2,614,803


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.




                             BIO-RAD LABORATORIES, INC.

                      Condensed Consolidated Statements of Income
                        (In thousands, except per share data)
                                     (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                       1997      1996
   NET SALES . . . . . . . . . . . . . . . . . .     $105,854  $108,272

   Cost of goods sold  . . . . . . . . . . . . .       43,713    46,840

   GROSS PROFIT  . . . . . . . . . . . . . . . .       62,141    61,432

   Selling, general and administrative expense .       40,718    37,838

   Product research and development expense  . .       10,808     9,592

   INCOME FROM OPERATIONS  . . . . . . . . . . .       10,615    14,002

   Interest expense  . . . . . . . . . . . . . .         (285)     (840)

   Investment income, net  . . . . . . . . . . .          448       300

   Other, net  . . . . . . . . . . . . . . . . .         (370)     (847)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       10,408    12,615

   Provision for income taxes  . . . . . . . . .        2,914     3,154

   NET INCOME  . . . . . . . . . . . . . . . . .     $  7,494  $  9,461
                                                     ========  ========


   Earnings per share  . . . . . . . . . . . . .        $0.61     $0.77
                                                     ========  ========
   Weighted average common shares  . . . . . . .       12,276    12,255
                                                     ========  ========




   The accompanying notes are an integral part of these statements.

                              BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                                March 31,     December 31,
                                                                   1997           1996
                                                                (Unaudited)
   ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . .        $ 10,667       $  9,390
   Accounts receivable  . . . . . . . . . . . . . . . . .          97,116         97,795
   Inventories  . . . . . . . . . . . . . . . . . . . . .          73,140         69,738
   Prepaid expenses, taxes and other current assets . . .          23,324         21,612
      Total current assets  . . . . . . . . . . . . . . .         204,247        198,535

   Net property, plant and equipment  . . . . . . . . . .          72,024         71,862
   Marketable securities  . . . . . . . . . . . . . . . .           8,817          7,432
   Other assets . . . . . . . . . . . . . . . . . . . . .           6,745          7,096

        Total assets  . . . . . . . . . . . . . . . . . .        $291,833       $284,925
                                                                 ========       ========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt        $ 11,918       $   5,542
   Accounts payable . . . . . . . . . . . . . . . . . . .          19,893          21,262
   Accrued payroll and employee benefits  . . . . . . . .          23,120          23,717
   Sales, income and other taxes payable  . . . . . . . .           4,766           3,988
   Other current liabilities  . . . . . . . . . . . . . .          23,987          24,630
      Total current liabilities . . . . . . . . . . . . .          83,684          79,139

   Long-term debt, net of current maturities  . . . . . .           4,572           6,721
   Deferred tax liabilities . . . . . . . . . . . . . . .          15,919          15,557
      Total liabilities . . . . . . . . . . . . . . . . .         104,175         101,417

   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding . . . . . . . . . . . .              --             --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 9,788,961 at March 31, 1997
     and 9,740,922 at December 31, 1996 . . . . . . . . .           9,789          9,741
   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 2,614,803 at March 31, 1997
     and 2,579,803 at December 31, 1996 . . . . . . . . .           2,615          2,580
   Additional paid-in capital . . . . . . . . . . . . . .          18,107         17,067
   Class A treasury stock, 79,116 shares at March 31, 1997
     and 31,216 shares at December 31, 1996 at cost . . .          (2,178)          (839)
   Class B treasury stock, 30,000 shares at March 31, 1997
     and December 31, 1996 at cost  . . . . . . . . . . .            (800)          (800)
   Retained earnings  . . . . . . . . . . . . . . . . . .         158,497        151,003
   Currency translation . . . . . . . . . . . . . . . . .             502          3,570
   Net unrealized holding gain on marketable securities .           1,126          1,186
      Total stockholders' equity  . . . . . . . . . . . .         187,658        183,508

         Total liabilities and stockholders' equity . . .        $291,833       $284,925
                                                                 ========       ========

   The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                          Three  Months Ended
                                                                              March 31,
                                                                           1997         1996
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . . .          $ 99,499    $100,279
        Cash paid to suppliers and employees . . . . . . . . .           (99,019)    (87,614)
        Interest paid. . . . . . . . . . . . . . . . . . . . .              (282)     (1,434)
        Income tax payments  . . . . . . . . . . . . . . . . .              (982)     (2,932)
        Miscellaneous receipts . . . . . . . . . . . . . . . .                82         105
        Net cash provided by (used in) operating activities. .              (702)      8,404

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . . .            (4,842)     (2,555)
        Marketable securities investment activity, net . . . .            (1,132)        339
        Foreign currency hedges, net . . . . . . . . . . . . .             1,894         382
        Net cash used in investing activities. . . . . . . . .            (4,080)     (1,834)

   Cash flows from financing activities:
         Net borrowings under line-of-credit arrangements. . .             6,695      (4,098)
         Long-term borrowings. . . . . . . . . . . . . . . . .             6,425           -
         Payments on long-term debt. . . . . . . . . . . . . .            (8,589)       (187)
         Proceeds from issuance of common stock. . . . . . . .             1,123         421
         Purchase of treasury stock. . . . . . . . . . . . . .            (1,339)          -
         Net cash provided by (used in) financing activities .             4,315      (3,864)

   Effect of exchange rate changes on cash . . . . . . . . . .             1,744         472

   Net increase in cash and cash equivalents . . . . . . . . .             1,277       3,178

   Cash and cash equivalents at beginning of period. . . . . .             9,390      14,774
   Cash and cash equivalents at end of period. . . . . . . . .          $ 10,667    $ 17,952
                                                                        ========    ========

   Reconciliation of net income to net cash provided by operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . . . . .          $  7,494    $  9,461
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . .             4,217       3,974
          Foreign currency hedge transactions, net . . . . . .            (2,261)       (648)
          Gains on dispositions of marketable securities . . .              (313)       (125)
          Increase in accounts receivable. . . . . . . . . . .            (3,808)     (7,132)
          (Increase) decrease in inventories . . . . . . . . .            (5,125)      2,232
          Increase in other current assets . . . . . . . . . .            (1,941)       (218)
          Increase (decrease) in accounts payable and
            other current liabilities  . . . . . . . . . . . .              (915)        820
          Increase in income taxes payable . . . . . . . . . .             1,917         476
          Other. . . . . . . . . . . . . . . . . . . . . . . .                33        (436)

   Net cash provided by (used in) operating activities . . . .          $   (702)   $  8,404
                                                                        ========    ========

   The accompanying notes are an integral part of these statements.

                       BIO-RAD LABORATORIES, INC.

          Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

   1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 1996 (the Company's 1996 Annual Report). Certain amounts in the financial statements of the prior year have been reclassified to be consistent with the 1997 presentation.

   2. INVENTORIES

   The principal components of inventories are as follows:
                                          March 31,     December 31,
                                            1997           1996
                                              (in thousands)
   Raw materials                          $ 28,299       $ 26,920
   Work in process                          21,412         19,866
   Finished goods                           23,429         22,952

                                          $ 73,140       $ 69,738
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and equipment are as follows:
                                       March 31,     December 31,
                                          1997           1996
                                           (in thousands)
   Land and improvements               $  8,057       $  8,057
   Buildings and leasehold
     improvements                        52,098         52,050
   Equipment                            109,031        107,847
                                        169,186        167,954
   Less accumulated depreciation         97,162         96,092

   Net property, plant and equipment   $ 72,024       $ 71,862
                                       ========       ========

   4.   EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997. Under SFAS 128, Bio-Rad will be required to disclose basic earning per share and diluted earnings per share. Earnings per share as currently reported by Bio-Rad are equal to basic earnings per share as defined in SFAS 128. Historically, Bio-Rad has not been subject to the provisions of the Accounting Principles Board Opinion No. 15 because common stock equivalents as defined within that statement resulted in dilution of less than 3%.

   ITEM 2.   Management's  Discussion and Analysis of Results of
             Operations and Financial Condition.


   This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 1996.

   The following table shows operating income and expense items as a percentage of net sales:
                                Three Months Ended   Year Ended
                                     March 31,      December 31,
                                  1997      1996        1996
   Net sales                     100.0     100.0        100.0
    Cost of goods sold            41.3      43.3         43.5
   Gross profit                   58.7      56.7         56.5

   Selling, general and
    administrative                38.5      34.9         37.1

   Product research and
    development                   10.2       8.9          9.5

   Restructuring costs               -         -          0.6

   Income from operations         10.0      12.9          9.3
                                 =====     =====        =====

             Three Months Ended March 31, 1997 Compared to
                   Three Months Ended March 31, 1996

   Corporate Results - Sales, Margins and Expenses

   Net sales (sales) in the first quarter of 1997 were $105.9 million compared to $108.3 million in the first quarter of 1996. For the first quarter of 1997, the effect of a strengthened U.S. dollar reduced international sales by approximately $4.0 million when compared to sales based upon 1996 exchange rates. Sales increased 7% in Life Science, but were down 3% in Clinical Diagnostics and 22% in Analytical Instruments. Sales growth in the Life Science segment is attributed to new product introductions in the latter part of 1996 and early 1997; the impact of foreign exchange reduced this growth by approximately 4%. Excluding the impact of the strengthened U.S. dollar, sales were flat in Clinical Diagnostics. Approximately 10% of the decline in Analytical Instruments sales is attributable to Japan. During the first quarter of 1996, Analytical Instruments benefited from the government injecting money into the Japanese economy for capital expenditures; this was not repeated in 1997. Customer delivery schedules and a slowdown in deliveries to the semiconductor market accounts for another 6% of the decline in Analytical Instruments sales; and currency fluctuations account for approximately 3% of the decline.

   Consolidated gross margins were 58.7% for the first quarter of 1997 compared to 56.7% for the first quarter of 1996. Gross margins improved in all three of the Company's segments. The improvement in gross margin is primarily due to the change in product mix. Sales in the first quarter of 1996 included more instrument sales which generally have lower margins than sales of consumable products and there were fewer returns in the Life Science segment after implementing a program to increase product quality.

   Selling, general and administrative expense (SG&A) increased to 38.5% of sales in the first quarter of 1997 from 34.9% of sales in the comparable period of 1996. SG&A spending increased in all segments reflecting planned spending increases in anticipation of sales growth. The majority of the increased spending was for personnel and advertising.

   Product research and development expense (R&D) increased from the first quarter of 1996, both in absolute dollars and as a percent of sales. As part of the Company's continuing commitment to long-term growth, Bio-Rad continues to expand R&D. Compared to the first quarter of 1996, spending increased in both the Life Science and Analytical Instruments segments. R&D spending was down approximately $0.5 million in Clinical Diagnostics.

   Corporate Results - Non-Operating Items

   Interest expense was $555,000 less in the first quarter of 1997 than the comparable period of 1996 principally as a result of lower average borrowings. The early extinguishment of $20 million of subordinated notes in December 1996 has reduced the Company's debt level to that of pre-1980.

   Investment income in both years includes gains on sales of marketable securities and interest income from short-term investments.

   Net other income and expense in the first quarter of 1997 includes net exchange losses and goodwill amortization. Bio-Rad regularly enters into forward foreign exchange contracts as a hedge against foreign currency denominated intercompany receivables and payables. Net other income and expense in the first quarter of 1996 was primarily non-operating legal costs.

   As expected, the Company's effective tax rate increased from 25% to 28% for the first quarter of 1997. The tax rate for both years reflects the utilization of loss carryforwards, foreign sales corporation benefits and foreign tax credits. However, the benefits realized in 1997 will not be at the same level as 1996.

   Financial Condition

   At March 31, 1997, the Company had available $10.7 million in cash and cash equivalents, $57.0 million under its principal revolving credit agreement and marketable securities with a market value of $8.8 million, most of which could be readily converted to cash. Financing activities, principally borrowings under short-term lines of credit, provided the Company with the cash flow necessary to support investing activities and the modest shortfall in operating activities.

   During the first quarter of 1997, the Company continued to repurchase common stock, an action began in July 1996 when the Board of Directors authorized the spending of up to $4 million. To date, the Company has repurchased $3.2 million of common stock, which will be used to satisfy the Company's obligations under the employee stock purchase and stock option plans. Bio-Rad remains well positioned to make a substantial strategic acquisition should the opportunity arise. While the Company regularly reviews such opportunities, currently no acquisitions have reached a stage beyond preliminary exploratory discussions.

   At March 31, 1997, consolidated accounts receivable decreased by $0.7 million from December 31, 1996. Excluding the effects of the strengthened U.S. dollar, accounts receivable increased by $3.8 million. The increase is a result of local operations opportunistically using credit in the sales process, increased equipment sales which require extensive acceptance procedures and in some areas, a slow down in the payment process. Management has noted the overall increase and has taken selective steps where advantageous to accelerate customer payments.

   At March 31, 1997, consolidated net inventories were $3.4 million higher than at December 31, 1996. The increase in inventory occurred in all three segments of the Company's business in anticipation of planned sales that were not realized. Management continues to monitor inventory levels and regularly reviews the impact of obsolescence in current inventory caused by the introduction of new products.

   PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.

   At the Company's annual meeting of stockholders on April 29, 1997, the following individuals were reelected to the Board of
   Directors:

                              Class of
                            Common Stock        Votes           Votes
                            Elected From         For           Withheld
   James J. Bennett           Class B         2,188,037          1,794
   Albert J. Hillman          Class A         8,734,042        140,417
   Philip L. Padou            Class A         8,734,042        140,417
   Alice N.  Schwartz         Class B         2,188,037          1,794
   David Schwartz             Class B         2,188,037          1,794
   Norman Schwartz            Class B         2,188,037          1,794
   Burton A. Zabin            Class B         2,188,037          1,794

   The following proposal was approved at the Company's annual meeting:

                            Votes       Votes                     Broker
                             For       Against    Abstentions    Non-Votes
   Ratification of
   Arthur Andersen LLP
   as the Company's
   independent auditors   3,074,410    1,703        1,164           --

   The foregoing matters are described in detail in the Company's definitive Proxy Statement dated April 1, 1997, filed with the Securities and Exchange Commission and incorporated herein by reference.

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   11.1      Computation of Earnings Per Share.

   22.1 Proxy Statement dated April 1, 1997 (definitive form filed April 2, 1997 and incorporated by reference).

   27.1      Financial Data Schedule.

   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended March 31, 1997.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  May 13, 1997           /s/ Thomas C. Chesterman
                                  Thomas C. Chesterman, Vice President,
                                  Chief Financial Officer



   Date:  May 13, 1997           /s/ James R. Stark
                                 James R. Stark,
                                 Corporate Controller