Form 10-Q
period 1997-06-30
BIO RAD LABORATORIES INC
filed 1997-08-06
CIK 12208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1997.

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

                                                   Shares Outstanding
              Title of each Class                  at July 31, 1997
              Class A Common Stock,
               Par Value $1.00 per share           9,803,908

              Class B Common Stock,
               Par Value $1.00 per share           2,604,595


         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.




                                   BIO-RAD LABORATORIES, INC.

                            Condensed Consolidated Statements of Income
                              (In thousands, except per share data)
                                           (Unaudited)

                                                   Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                     1997      1996       1997      1996
   NET SALES . . . . . . . . . . . . . . . . . .  $105,752   $ 99,981   $211,606  $208,253

   Cost of goods sold  . . . . . . . . . . . . .    47,031     41,704     90,744    88,544

   GROSS PROFIT  . . . . . . . . . . . . . . . .    58,721     58,277    120,862   119,709

   Selling, general and administrative expense .    40,549     38,655     81,267    76,493

   Product research and development expense  . .    11,205      9,620     22,013    19,212

   INCOME FROM OPERATIONS  . . . . . . . . . . .     6,967     10,002     17,582    24,004

   Interest expense  . . . . . . . . . . . . . .      (275)      (743)      (560)   (1,583)

   Investment income, net  . . . . . . . . . . .       450      1,000        898     1,300

   Other, net  . . . . . . . . . . . . . . . . .      (337)      (245)      (707)   (1,092)

   INCOME BEFORE TAXES . . . . . . . . . . . . .     6,805     10,014     17,213    22,629

   Provision for income taxes  . . . . . . . . .     1,906      2,503      4,820     5,657
                                                  --------   --------   --------  --------
   NET INCOME  . . . . . . . . . . . . . . . . .  $  4,899   $  7,511   $ 12,393  $ 16,972
                                                  ========   ========   ========  ========


   Earnings per share  . . . . . . . . . . . . .     $0.40      $0.61      $1.01     $1.38
                                                  ========   ========   ========  ========
   Weighted average common shares  . . . . . . .    12,293     12,282     12,285    12,269
                                                  ========   ========   ========  ========


   The accompanying notes are an integral part of these statements.

                             BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                                 June 30,     December 31,
                                                                   1997           1996
                                                               (Unaudited)
   ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . .      $  5,483        $  9,390
   Accounts receivable . . . . . . . . . . . . . . . . . . .        96,776          97,795
   Inventories . . . . . . . . . . . . . . . . . . . . . . .        77,318          69,738
   Prepaid expenses, taxes and other current assets. . . . .        22,278          21,612
      Total current assets . . . . . . . . . . . . . . . . .       201,855         198,535

   Net property, plant and equipment . . . . . . . . . . . .        71,867          71,862
   Marketable securities . . . . . . . . . . . . . . . . . .        11,132           7,432
   Other assets  . . . . . . . . . . . . . . . . . . . . . .         7,225           7,096

        Total assets . . . . . . . . . . . . . . . . . . . .      $292,079        $284,925
                                                                  ========        ========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt. .      $  6,611       $   5,542
   Accounts payable  . . . . . . . . . . . . . . . . . . . .        24,629          21,262
   Accrued payroll and employee benefits . . . . . . . . . .        21,794          23,717
   Sales, income and other taxes payable . . . . . . . . . .         2,242           3,988
   Other current liabilities . . . . . . . . . . . . . . . .        24,302          24,630
      Total current liabilities  . . . . . . . . . . . . . .        79,578          79,139

   Long-term debt, net of current maturities . . . . . . . .         2,100           6,721
   Deferred tax liabilities  . . . . . . . . . . . . . . . .        15,969          15,557
      Total liabilities  . . . . . . . . . . . . . . . . . .        97,647         101,417

   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding  . . . . . . . . . . . . .            --              --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 9,793,288 at June 30, 1997
     and 9,740,922 at December 31, 1996  . . . . . . . . . .         9,793           9,741
   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 2,614,803 at June 30, 1997
     and 2,579,803 at December 31, 1996  . . . . . . . . . .         2,615           2,580
   Additional paid-in capital  . . . . . . . . . . . . . . .        18,152          17,067
   Class A treasury stock, 84,933 shares at June 30, 1997
     and 31,216 shares at December 31, 1996 at cost. . . . .        (2,277)           (839)
   Class B treasury stock, 30,000 shares at June 30, 1997
     and 30,000 shares at December 31, 1996 at cost. . . . .          (800)           (800)
   Retained earnings . . . . . . . . . . . . . . . . . . . .       163,330         151,003
   Currency translation  . . . . . . . . . . . . . . . . . .           639           3,570
   Net unrealized holding gain on marketable securities. . .         2,980           1,186
      Total stockholders' equity . . . . . . . . . . . . . .       194,432         183,508

         Total liabilities and stockholders' equity  . . . .      $292,079        $284,925
                                                                  ========        ========

   The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                          1997         1996
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . . . . .      $205,601    $208,862
        Cash paid to suppliers and employees . . . . . . . . . . .      (192,327)   (175,453)
        Interest paid. . . . . . . . . . . . . . . . . . . . . . .          (584)     (1,677)
        Income tax payments  . . . . . . . . . . . . . . . . . . .        (6,371)     (8,502)
        Miscellaneous receipts . . . . . . . . . . . . . . . . . .           268          83
        Net cash provided by operating activities. . . . . . . . .         6,587      23,313

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . . . . .        (9,051)     (6,289)
        Marketable securities investment activity, net . . . . . .        (1,340)        308
        Foreign currency hedges, net . . . . . . . . . . . . . . .         2,076       1,114
        Net cash used in investing activities. . . . . . . . . . .        (8,315)     (4,867)

   Cash flows from financing activities:
         Net borrowings under line-of-credit arrangements. . . . .         1,446      (7,649)
         Long-term borrowings  . . . . . . . . . . . . . . . . . .        15,375          --
         Payments on long-term debt. . . . . . . . . . . . . . . .       (20,113)       (433)
         Proceeds from issuance of common stock. . . . . . . . . .         1,172         720
         Treasury stock activity, net. . . . . . . . . . . . . . .        (1,504)         --
         Net cash used in financing activities . . . . . . . . . .        (3,624)     (7,362)

   Effect of exchange rate changes on cash . . . . . . . . . . . .         1,445         571

   Net increase (decrease) in cash and cash equivalents. . . . . .        (3,907)     11,655

   Cash and cash equivalents at beginning of period. . . . . . . .         9,390      14,774
   Cash and cash equivalents at end of period. . . . . . . . . . .      $  5,483    $ 26,429
                                                                        ========    ========
   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 12,393    $ 16,972
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization  . . . . . . . . . . . . .         8,955       7,935
          Foreign currency hedge transactions, net . . . . . . . .        (2,260)     (1,138)
          Gains on disposition of marketable securities. . . . . .          (585)       (656)
          (Increase) decrease in accounts receivable . . . . . . .        (3,108)      1,972
          (Increase) decrease in inventories . . . . . . . . . . .        (9,095)      1,938
          (Increase) decrease in other current assets. . . . . . .          (902)        643
          Increase (decrease) in accounts payable and other
            current liabilities. . . . . . . . . . . . . . . . . .         3,383        (606)
          Decrease in income taxes payable . . . . . . . . . . . .        (1,604)     (2,518)
          Other. . . . . . . . . . . . . . . . . . . . . . . . . .          (590)     (1,229)

   Net cash provided by operating activities . . . . . . . . . . .      $  6,587    $ 23,313
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

   2. INVENTORIES

   The principal components of inventories are as follows:
                                           June 30,     December 31,
                                             1997          1996
                                              (in thousands)
   Raw materials                          $ 30,080       $ 26,920
   Work in process                          19,617         19,866
   Finished goods                           27,621         22,952

                                          $ 77,318       $ 69,738
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and equipment are as follows:
                                           June 30,     December 31,
                                             1997           1996
                                               (in thousands)
   Land and improvements                  $  8,057       $  8,057
   Buildings and leasehold
     improvements                           52,149         52,050
   Equipment                               109,344        107,847
                                          --------       --------
                                           169,550        167,954
   Less accumulated depreciation            97,683         96,092
                                          --------       --------
   Net property, plant and equipment      $ 71,867       $ 71,862
                                          ========       ========

   4.   EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", effective for financial statements issued for periods ending after December 15, 1997. Under SFAS 128, Bio-Rad will be required to disclose basic earning per share and diluted earnings per share. Earnings per share as currently reported by Bio-Rad are equal to basic earnings per share as defined in SFAS 128. Historically, Bio-Rad has not been subject to certain provisions of the Accounting Principles Board Opinion No. 15 because common stock equivalents as defined within that statement resulted in dilution of less than 3%.

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

   The following table shows operating income and expense items as a percentage of net sales:
                           Three Months Ended   Six Months Ended     Year Ended
                                June 30,            June 30,        December 31,
                             1997      1996      1997      1996         1996
     Net sales              100.0     100.0     100.0     100.0        100.0
      Cost of goods sold     44.5      41.7      42.9      42.5         43.5
     Gross profit            55.5      58.3      57.1      57.5         56.5

     Selling, general and
      administrative         38.3      38.7      38.4      36.8         37.1

     Product research and
      development            10.6       9.6      10.4       9.2          9.5

     Restructuring costs        -         -         -         -          0.6

     Income from operations   6.6      10.0       8.3      11.5          9.3
                            =====     =====     =====     =====        =====

              Three Months Ended June 30, 1997 Compared to
                    Three Months Ended June 30, 1996

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's net sales (sales) in the second quarter of 1997 increased 6% to $105.8 million from $100.0 million reported in the second quarter of 1996. The effects of a strengthened U.S. dollar reduced the increase in consolidated sales compared to sales based on 1996 exchange rates by approximately $4 million or 4%. Compared to the second quarter of 1996, sales increased 20% in Analytical Instruments, 4% in Life Science and 2% in Clinical Diagnostics. During the second quarter of 1997, the increased Analytical Instruments sales were principally to U.S. semiconductor customers and included sales that resulted from an accommodation to customers relating to terms of delivery from the first quarter. Sales growth in the Life Science segment is attributed to new product introductions in the latter part of 1996 and early 1997. The modest growth in Clinical Diagnostics is attributable to the segment's control business and a sale to the U.S. military of the Company's flow cytometry products. Competition remains fierce and globally governments continue to try to limit the growth in healthcare related spending.

   Consolidated gross margin decreased to 55.5% for the second quarter of 1997 from 58.3% for the second quarter of 1996. The decrease occurred in all segments of the Company's business and was impacted by foreign exchange, discounts given to stimulate sales and post sales support. Because a large portion of the Company's products are manufactured in the U.S., a strengthened U.S. dollar has the effect of lowering the gross margin of international sales when competition from local manufacturers severely limits Bio-Rad's ability to raise prices.

   Selling, general and administrative expense (SG&A) declined to 38.3% of sales in the second quarter of 1997 from 38.7% of sales in the second quarter of 1996. In response to the lack of sales growth in the first quarter of 1997, the Company moderated SG&A spending in the second quarter to better balance its SG&A spending with the slower than expected sales.

   Product research and development expense (R&D) increased from the second quarter of 1997, both in absolute dollars and as a percent of sales. As part of Bio-Rad's ongoing commitment to long-term growth, R&D spending increased in all segments of the Company's business, with the most significant increase occurring in the Life Science segment.

   Corporate Results - Non-Operating Items

   Interest expense was $0.5 million less in the second quarter of 1997 than the comparable period of 1996 principally as a result of lower average borrowings. Average borrowings in the second quarter of 1997 were 57% less than average borrowings in the same period of 1996 as a result of the early extinguishment of $20.0 million of subordinated notes in December 1996.

   Investment income in both years includes gains on sales of marketable securities and interest income from short-term investments. No significant items were included in other income and expense for the second quarter of 1997 or the second quarter of 1996.

   The Company's effective tax rate for the second quarter of 1997 was 28% compared to 25% for all of 1996. The tax rate for both years reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits. However, the benefits realized in 1997 will not be at the same level as 1996.

              Six Months Ended June 30, 1997 Compared to
                     Six Months ended June 30, 1996

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's sales in the first half of 1997, at $211.6 million, were 2% greater than sales in the first half of 1996. On a year-to-date basis, the effects of a strengthened U.S. dollar decreased consolidated sales compared to sales based on 1996 exchange rates by approximately $8 million. Sales increased 5% in Life Science, but were down 1% in Clinical Diagnostics and 3% in Analytical Instruments. Sales growth in the Life Science segment is attributed to new product introductions in the latter part of 1996 and early 1997; the impact of foreign exchange reduced this growth by approximately 4%. Excluding the effects of the strengthened U.S. dollar, sales increased 3% in Clinical Diagnostics and were flat in Analytical Instruments. During the first quarter of 1996 Analytical Instruments benefited from the Japanese government financially stimulating the local economy with funds for capital expenditures; this was not repeated in 1997.

   1997 year-to-date consolidated gross margins were down slightly from the comparable period of 1996. Improved gross margins in the Clinical Diagnostics segment offset minor decreases in the Life Science and Analytical Instruments segments.

   SG&A increased to 38.4% of sales in the first half of 1997 from 36.8% in the first half of 1996. Although SG&A spending was moderated in the second quarter, it increased in absolute dollars in all segments. The majority of the increased spending was in personnel and advertising. Management continues to monitor SG&A spending in an effort to improve profitability but without sacrificing sales growth.

   R&D spending increased from the first half of 1996, both in
   absolute dollars and as a percent of sales.   As part of Bio-
   Rad's continuing commitment to long-term growth, the Company continues to expand R&D. Compared to the first half of 1996, spending increased in both the Life Science and Analytical Instruments segments. R&D spending was down approximately $0.4 million in Clinical Diagnostics.

   Corporate Results - Non-Operating Items

   Interest expense was $1.0 million less in the first half of 1997 than the comparable period of 1996 principally as a result of lower average borrowings. The early extinguishment of $20.0 million of subordinated notes in December 1996 has reduced the Company's debt to a pre-1980 level.

   Investment income in both years includes gains on sales of marketable securities and interest income from short-term investments.

   Net other income and expense in the first half of 1997 includes net exchange losses and goodwill amortization. Bio-Rad regularly enters into forward foreign exchange contracts as a hedge against foreign currency denominated intercompany receivables and payables. Net other income and expense in the first half of 1996 was primarily non-operating legal costs.

   As expected, the Company's effective tax rate increased from 25% to 28% for the first half of 1997. The tax rate for both years reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits. However, the benefits realized in 1997 will not be at the same level as 1996.

   Financial Condition

   At June 30, 1997, the Company had available $5.5 million in cash and cash equivalents, $59.4 million under its principal revolving credit agreement and $11.1 million of marketable securities at market value, most of which could be readily converted to cash.

   Net cash provided by operations was $6.6 million for the year-to-date June 30, 1997 compared to $23.3 million for the comparable period of 1996. Available cash and cash provided by operations allowed Bio-Rad to make limited capital expenditures and to further reduce interest bearing debt. At June 30, 1997, Bio-Rad's debt to equity ratio was at less than 5%.

   During the first half of 1997, the Company continued to repurchase common stock, an action begun in July 1996 when the Board of Directors authorized the spending of up to $4 million. To date, the Company has repurchased $3.8 million of common stock, which will be used to satisfy the Company's obligations under the employee stock purchase and stock option plans. In early July 1997, the Board of Directors authorized the Company to repurchase up to an additional $4 million of common stock over an indefinite period of time. Management continues to believe shareholder value can be improved through the selective repurchase of the Company's stock.

   Available funds and cash flow from operations are adequate to meet the Company's objectives for operations, research and development and modest external growth. Bio-Rad remains well positioned to make a substantial strategic acquisition should the opportunity arise. At the present, the Company is contemplating at least two investment opportunities that would require the use of approximately $15 million. Beyond these, no acquisitions appear to have reached a stage beyond exploratory discussions.

   At June 30, 1997, consolidated accounts receivable decreased by $1.0 million from December 31, 1996. Excluding the effects of the strengthened U.S. dollar, accounts receivable increased by $3.1 million. The increase is a result of local operations continuing to opportunistically use credit in the sales process, increased equipment sales and in some areas, a slow down in the payment process. Management regularly reviews receivables and takes selective steps where advantageous to accelerate customer payments.

   At June 30, 1997, consolidated net inventories were $7.6 million higher than at December 31, 1996. The increase in inventory occurred principally in the Life Science segment as a result of some sourcing difficulties related to new product introductions and planned increases in anticipation of demand in the fourth quarter. Management continues to monitor inventory levels and regularly reviews the impact of obsolescence in current inventory caused by the introduction of new products.


   PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   10.11 Employment and non-compete agreement with Dr. Burton A. Zabin.

   11.1      Computation of Earnings Per Share.

   27.1      Financial Data Schedule.

   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended June 30, 1997.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  August 6, 1997         /s/ Thomas C. Chesterman
                                 T.C. Chesterman, Vice President,
                                 Chief Financial Officer



   Date:  August 6, 1997         /s/ James R. Stark
                                 James R. Stark,
                                 Corporate Controller