Form 10-Q
period 1997-09-30
BIO RAD LABORATORIES INC
filed 1997-11-13
CIK 12208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1997.

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

                                                   Shares Outstanding
              Title of each Class                  at October 31, 1997
              Class A Common Stock,
               Par Value $1.00 per share           9,816,971

              Class B Common Stock,
               Par Value $1.00 per share           2,601,595


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements


                                    BIO-RAD LABORATORIES, INC.
                           Condensed Consolidated Statements of Income
                              (In thousands, except per share data)
                                           (Unaudited)

                                                    Three Months Ended     Nine Months Ended
                                                       September 30,         September 30,
                                                      1997      1996        1997        1996
   NET SALES . . . . . . . . . . . . . . . . . .    $ 99,491  $ 96,559    $311,097    $304,812

   Cost of goods sold  . . . . . . . . . . . . .      44,656    40,712     135,400     129,256

   GROSS PROFIT  . . . . . . . . . . . . . . . .      54,835    55,847     175,697     175,556

   Selling, general and administrative expense .      39,935    37,287     121,202     113,780

   Product research and development expense  . .      10,991     9,745      33,004      28,957

   INCOME FROM OPERATIONS  . . . . . . . . . . .       3,909     8,815      21,491      32,819

   Interest expense  . . . . . . . . . . . . . .        (219)     (779)       (779)     (2,362)

   Investment income, net. . . . . . . . . . . .         420       481       1,318       1,781

   Other, net  . . . . . . . . . . . . . . . . .        (480)      415      (1,187)       (677)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       3,630     8,932      20,843      31,561

   Provision for income taxes  . . . . . . . . .       1,016     2,233       5,836       7,890

   NET INCOME  . . . . . . . . . . . . . . . . .    $  2,614  $  6,699    $ 15,007    $ 23,671
                                                    ========  ========    ========    ========

   Earnings per share  . . . . . . . . . . . . .       $0.21     $0.55       $1.22       $1.93
                                                    ========  ========    ========    ========
   Weighted average common shares  . . . . . . .      12,264    12,289      12,278      12,276
                                                    ========  ========    ========    ========


   The accompanying notes are an integral part of these statements.

                             BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                              September 30,   December 31,
                                                                   1997           1996
                                                               (Unaudited)
   ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . .      $  4,672        $  9,390
   Accounts receivable . . . . . . . . . . . . . . . . . . .        89,319          97,795
   Inventories . . . . . . . . . . . . . . . . . . . . . . .        82,411          69,738
   Prepaid expenses, taxes and other current assets. . . . .        25,737          21,612
      Total current assets . . . . . . . . . . . . . . . . .       202,139         198,535

   Net property, plant and equipment . . . . . . . . . . . .        74,783          71,862
   Marketable securities . . . . . . . . . . . . . . . . . .        15,185           7,432
   Other assets  . . . . . . . . . . . . . . . . . . . . . .         7,790           7,096
        Total assets . . . . . . . . . . . . . . . . . . . .      $299,897        $284,925
                                                                  ========        ========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt. .      $  4,516           5,542
   Accounts payable  . . . . . . . . . . . . . . . . . . . .        27,846          21,262
   Accrued payroll and employee benefits . . . . . . . . . .        22,976          23,717
   Sales, income and other taxes payable . . . . . . . . . .         4,361           3,988
   Other current liabilities . . . . . . . . . . . . . . . .        24,653          24,630

      Total current liabilities  . . . . . . . . . . . . . .        84,352          79,139
   Long-term debt, net of current maturities . . . . . . . .         4,718           6,721
   Deferred tax liabilities  . . . . . . . . . . . . . . . .        15,998          15,557

      Total liabilities  . . . . . . . . . . . . . . . . . .       105,068         101,417

   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding  . . . . . . . . . . . . .            --              --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 9,814,441 at September 30, 1997
     and 9,740,922 at December 31, 1996  . . . . . . . . . .         9,814           9,741
   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 2,601,595 at September 30, 1997
     and 2,579,803 at December 31, 1996  . . . . . . . . . .         2,602           2,580
   Additional paid-in capital  . . . . . . . . . . . . . . .        18,230          17,067
   Class A treasury stock, 163,975 shares at September 30, 1997
     and 31,216 shares at December 31, 1996 at cost. . . . .        (4,473)           (839)
   Class B treasury stock, 30,000 shares at September 30, 1997
     and 30,000 shares at December 31, 1996 at cost. . . . .          (800)           (800)
   Retained earnings . . . . . . . . . . . . . . . . . . . .       165,880         151,003
   Currency translation  . . . . . . . . . . . . . . . . . .          (658)          3,570
   Net unrealized holding gain on marketable securities. . .         4,234           1,186
      Total stockholders' equity . . . . . . . . . . . . . .       194,829         183,508

         Total liabilities and stockholders' equity  . . . .      $299,897        $284,925
                                                                  ========        ========

   The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           1997        1996
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . .            $310,386    $306,034
        Cash paid to suppliers and employees . . . . . . . .            (283,612)   (266,093)
        Interest paid. . . . . . . . . . . . . . . . . . . .                (804)     (2,998)
        Income tax payments  . . . . . . . . . . . . . . . .              (9,539)    (12,824)
        Miscellaneous receipts . . . . . . . . . . . . . . .                  80         551
        Net cash provided by operating activities. . . . . .              16,511      24,670

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . .             (16,092)    (10,317)
        Payments for acquisitions  . . . . . . . . . . . . .                (787)         --
        Marketable securities investment activity, net . . .              (3,797)        736
        Foreign currency hedges, net . . . . . . . . . . . .               2,734       1,075
        Net cash used in investing activities. . . . . . . .             (17,942)     (8,506)

   Cash flows from financing activities:
        Net borrowings under line-of-credit arrangements . .                (599)     (6,116)
        Long-term borrowings . . . . . . . . . . . . . . . .              31,375          --
        Payments on long-term debt . . . . . . . . . . . . .             (33,563)       (657)
        Proceeds from issuance of common stock . . . . . . .               1,258       1,145
        Treasury stock activity, net . . . . . . . . . . . .              (3,764)       (652)

        Net cash used in financing activities  . . . . . . .              (5,293)     (6,280)
   Effect of exchange rate changes on cash . . . . . . . . .               2,006         647

   Net increase (decrease) in cash and cash equivalents. . .              (4,718)     10,531
   Cash and cash equivalents at beginning of period. . . . .               9,390      14,774

   Cash and cash equivalents at end of period. . . . . . . .            $  4,672    $ 25,305
                                                                        ========    ========
   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . .            $ 15,007    $ 23,671
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization. . . . . . . . . . .              13,147      12,201
          Foreign currency hedge transactions, net . . . . .              (2,918)     (1,503)
          Gains on disposition of marketable securities. . .                (927)       (843)
          Decrease in accounts receivable. . . . . . . . . .               2,993       2,809
          (Increase) decrease in inventories . . . . . . . .             (14,302)        447
          (Increase) decrease in other current assets  . . .              (4,381)        450
          Increase (decrease) in accounts payable and other
            current liabilities. . . . . . . . . . . . . . .               8,941      (6,731)
          Increase (decrease) in income taxes payable  . . .                 598      (4,404)
          Other. . . . . . . . . . . . . . . . . . . . . . .              (1,647)     (1,427)

   Net cash provided by operating activities . . . . . . . .            $ 16,511    $ 24,670
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

   2. INVENTORIES

   The principal components of inventories are as follows:
                                        September 30,   December 31,
                                             1997          1996
                                              (in thousands)
   Raw materials                          $ 32,638       $ 26,920
   Work in process                          20,947         19,866
   Finished goods                           28,826         22,952

                                          $ 82,411       $ 69,738
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and equipment are as follows:
                                         September 30,  December 31,
                                             1997           1996
                                               (in thousands)
   Land and improvements                  $  8,057       $  8,057
   Buildings and leasehold
     improvements                           52,278         52,050
   Equipment                               114,871        107,847
                                          --------       --------
                                           175,206        167,954
   Less accumulated depreciation           100,423         96,092

   Net property, plant and equipment      $ 74,783       $ 71,862
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

   The following table shows operating income and expense items as a percentage of net sales:
                         Three Months Ended   Nine Months Ended    Year Ended
                           September 30,        September 30,     December 31,
                           1997      1996      1997      1996         1996
   Net sales              100.0     100.0     100.0     100.0        100.0
    Cost of goods sold     44.9      42.2      43.5      42.4         43.5
   Gross profit            55.1      57.8      56.5      57.6         56.5

   Selling, general and
    administrative         40.2      38.6      39.0      37.3         37.1

   Product research and
    development            11.0      10.1      10.6       9.5          9.5

   Restructuring costs        -         -         -         -          0.6

   Income from operations   3.9       9.1       6.9      10.8          9.3
                          =====     =====     =====     =====        =====

           Three Months Ended September 30, 1997 Compared to
                 Three Months Ended September 30, 1996

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's net sales (sales) in the third quarter of 1997 increased 3% to $99.5 million from $96.6 million reported in the third quarter of 1996. The effects of a strengthened U.S. dollar reduced the increase in consolidated sales compared to sales based on 1996 exchange rates by approximately $5 million or 5%. Compared to the third quarter of 1996, sales increased 11% in Analytical Instruments, 4% in Clinical Diagnostics and were unchanged in Life Science. During the third quarter of 1997, the increased Analytical Instruments sales were principally to U.S. semiconductor customers. The growth in Clinical Diagnostics is attributable to both the segment's control business and clinical chromatography business. The effects of differences in foreign exchange rates in 1997 compared to 1996 negatively impacted Analytical Instruments by 4.4%, Clinical Diagnostics by 6.1% and Life Science by 4.7%. Competition remains fierce across all segments and globally governments continue to try to limit the growth in healthcare related spending.

   Consolidated gross margin decreased to 55.1% for the third quarter of 1997 from 57.8% for the third quarter of 1996. The decrease occurred in both the Life Science and Clinical Diagnostics segments of the Company's business. The impact of a strengthened U.S. dollar results in lower margins because a disproportionate share of the Company's products are manufactured in the U.S.. A strengthened U.S. dollar has the effect of lowering international sales revenue and related gross margin. Competition from local manufacturers often limit Bio-Rad's ability to raise prices. Additional contributing factors to the lower margin were selective discounting and higher than expected post sales support costs.

   Selling, general and administrative expense (SG&A) rose to 40.2% of sales in the third quarter of 1997 from 38.6% of sales in the third quarter of 1996. Since the first quarter of 1997 absolute dollar expenditures have remained flat. Reduced expenses outside the U.S., caused by the impact of the strengthening U.S. dollar, were offset by growth in the U.S. as the Company maintained its investment in direct sales, sales support, service and improved automated systems to meet customer requirements.

   Product research and development expense (R&D) increased from the third quarter of 1996, both in absolute dollars and as a percent of sales. As part of Bio-Rad's ongoing commitment to long-term growth, R&D spending increased significantly in the Life Science and Analytical Instruments segments of the Company's business, while spending in the Clinical Diagnostics segment remained essentially flat.

   Corporate Results - Non-Operating Items

   Interest expense was $0.6 million less in the third quarter of 1997 than the comparable period of 1996 principally as a result of lower average borrowings. Average borrowings in the third quarter of 1997 were 68% less than average borrowings in the same period of 1996 as a result of the early extinguishment of $20.0 million of subordinated notes in December 1996.

   Investment income in both years includes gains on sales of marketable securities and interest income from short-term investments. No significant items were included in other income and expense for the third quarter of 1997 or the third quarter of 1996.

   The Company's effective tax rate for the third quarter of 1997 was 28% compared to 25% for all of 1996. The tax rate for both years reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits. The benefits available in 1997 will not be available at the same level as 1996 and should continue to decline over the next several years.

           Nine Months Ended September 30, 1997 Compared to
                  Nine Months Ended September 30, 1996

   Corporate Results - Sales, Margins and Expenses

   Bio-Rad's sales for the nine month period ended September 30, 1997 were $311.1 million, 2% greater than sales for the period ended September 30, 1996. On a year-to-date basis, the effects of a strengthened U.S. dollar decreased consolidated sales compared to sales based on 1996 exchange rates by approximately $13 million. Sales increased 3% in Life Science, 1% in Clinical Diagnostics and 1% in Analytical Instruments. Sales growth in the Life Science segment is attributed to new product introductions in the latter part of 1996 and early 1997; the impact of foreign exchange reduced overall growth by approximately 5%. Excluding the effects of the strengthened U.S. dollar, sales increased 8% in Life Science, 6% in Clinical Diagnostics and 4% in Analytical Instruments. During the first quarter of 1996 both Analytical Instruments and Life Science benefited from the Japanese government financially stimulating the local economy with funds for capital expenditures; this was not repeated in 1997.

   1997 year-to-date consolidated gross margins are down 1% from the comparable period of 1996. Gross margins in each segment have been adversely affected by the impact of a strengthened U.S. dollar. Additionally, Life Science has experienced increased warranty and service expenses and Analytical Instruments absorbed an unfavorable impact from excess manufacturing overhead in the United States.

   SG&A increased to 39.0% of sales for the nine months ended September 30, 1997 from 37.3% in the same period of 1996. SG&A spending has remained constant throughout 1997, it has increased in absolute dollars in all segments compared to 1996. The majority of the increased spending has been in personnel, advertising and travel expenses. Management continues to review SG&A spending in an effort to make only the necessary improvements to the Company's selling infrastructure to allow for improved customer service levels.

   R&D spending increased in the nine months ended September 30,
   1997, both in absolute dollars and as a percent of sales.   As
   part of Bio-Rad's continuing commitment to long-term growth, the Company continues to expand R&D. Compared to the nine months ended September 30, 1996, spending increased in both the Life Science and Analytical Instruments segments by over 20%. R&D spending was relatively unchanged in Clinical Diagnostics.

   Corporate Results - Non-Operating Items

   Interest expense was $1.6 million less for the period ended September 30, 1997 than the comparable period of 1996 principally as a result of lower average borrowings. The Company has a debt to equity ratio of less than 5% which is at a 20-year historical low.

   Investment income in both years includes gains on sales of marketable securities and interest income from short-term investments.

   Net other income and expense in the period ended September 30, 1997 includes net exchange losses, goodwill amortization and non-operating legal costs. Bio-Rad regularly enters into forward foreign exchange contracts as a hedge against revaluation of foreign currency denominated intercompany receivables and payables. Net other income and expense in the nine months period ended September 30, 1996 was primarily non-operating legal costs partially offset by net exchange gains.

   As expected, the Company's effective tax rate increased from 25% to 28% for the September 30, 1997 year-to-date period. The tax rate for both years reflects the utilization of foreign loss carryforwards, foreign sales corporation benefits and foreign tax credits. However, the benefits realized in 1997 will not be at the same level as 1996 and should continue to decline over the next several years.

   Financial Condition

   At September 30, 1997, the Company had available $4.7 million in cash and cash equivalents, $56.7 million under its principal revolving credit agreement and $15.2 million of marketable securities at market value, most of which could be readily converted to cash.

   Net cash provided by operations was $16.5 million for the year-to-date September 30, 1997 compared to $24.7 million for the comparable period of 1996. During the third quarter of 1997, the Company continued to repurchase common stock, an action begun in July 1996 when the Board of Directors authorized the spending of up to $4 million. In early July 1997, the Board of Directors authorized the Company to repurchase up to an additional $4
   million of common stock over an indefinite period of time.   To
   date, the Company has repurchased $6.7 million of common stock, which will be used to satisfy the Company's obligations under the
   employee stock purchase and stock option plans.   Management
   continues to believe shareholder value can be improved through the selective repurchase of the Company's stock.

   Available funds and cash flow from operations are adequate to meet the Company's objectives for operations, research and development and modest external growth. Bio-Rad remains well positioned to make a substantial strategic acquisition should the opportunity arise. Bio-Rad has announced that they have signed a letter of intent for Bio-Rad to purchase certain assets that comprise the quality controls business of Chiron Diagnostics Corporation (exclusive of blood gas controls). The completion of the transaction is subject to government approval and the execution of a final purchase and sale agreement. Should Bio-Rad choose to fund the entire purchase from its revolving credit agreement, the transaction is estimated to utilize approximately one-half of the capacity. Beyond this opportunity, no material acquisitions appear to have reached a stage beyond exploratory discussions.

   At September 30, 1997, consolidated accounts receivable decreased by $8.5 million from December 31, 1996. Excluding the effects of the strengthened U.S. dollar, accounts receivable decreased by $3.0 million. The decrease is temporary in nature and will most likely increase during the fourth quarter which historically has much higher sales volumes and a larger mix of instrument sales which involve a more intensive sales and collection effort. Management regularly reviews receivables and takes selective steps where advantageous to accelerate customer payments.

   At September 30, 1997, consolidated net inventories were $12.7 million higher than at December 31, 1996. The increase in inventory occurred principally in the Life Science segment as a result of some sourcing difficulties related to new product introductions and planned increases in anticipation of demand in the fourth quarter. Additionally, some increase has occurred due to temporary shipping difficulties. These challenges should be remediated by year end. Management continues to monitor inventory levels and regularly reviews the impact of obsolescence in current inventory caused by the introduction of new products.

   PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.
   10.6      Employees' Deferred Profit Sharing Retirement Plan
             (Amended and Restated Effective as of January 1, 1997).

   10.9.4    Amendment dated as of June 30, 1997 to the Credit
             Agreement as of February 18, 1994, by and among the Registrant, the Lenders and the First National Bank of Chicago, as agent.

   11.1      Computation of Earnings Per Share.

   27.1      Financial Data Schedule.

   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended September 30, 1997.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  November 13, 1997      /s/ Sanford S. Wadler
                                 Sanford S. Wadler, Vice President,
                                 General Counsel and Secretary



   Date:  November 13, 1997      /s/ James R. Stark
                                 James R. Stark,
                                 Corporate Controller