Form 10-K
period 1997-12-31
BIO RAD LABORATORIES INC
filed 1998-03-26
CIK 12208

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               _________

                               FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

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

   Securities registered pursuant to Section 12(b) of the Act:
                                                                                  Market Value on
                                 Name of Each Exchange    Shares Outstanding   March 2, 1998 of Stocks
       Title of Each Class        on Which Registered       March 2, 1998       Held by Non-Affiliates
       -------------------       ---------------------    ------------------   ------------------------
   Class A Common Stock
    Par Value $1.00 per share   American Stock Exchange      9,829,009           $206,256,814

   Class B Common Stock
    Par Value $1.00 per share   American Stock Exchange      2,591,569           $ 11,465,947

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

            Document                             Form 10-K Parts
   _________________________________________    ____________________
   (1) Annual Report to Stockholders for the
       fiscal year ended December 31, 1997
       (specified portions)                           I, II, IV
   (2) Definitive Proxy Statement to be mailed
       to stockholders in connection with the
       registrant's 1998 Annual Meeting of
       Stockholders (specified portions)                 III

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

   As Bio-Rad broadened its product lines, it has also widened its geographical market. The Company controls its distribution chan-nels in twenty-five countries outside the U.S.A. through subsidiaries whose primary focus is customer service and product distribution.

   During 1996 and 1997, the Company has made five acquisitions.
   The assets acquired from Chiron Diagnostics Corporation and Chiron Corporation on December 5, 1997, enhanced the product line offering for diagnostic controls. The remaining acquisitions broadened product line offerings within the Analytical Instruments and Life Science segments. Bio-Rad manufactures and supplies the life sciences research, healthcare, analytical chemistry, semiconductor and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

   Business Segments

   The Company operates in three industry segments designated Life Science, Clinical Diagnostics and Analytical Instruments. Each operates in both the U.S. and international markets. For financial information on geographic and industry segments, see
   Note 15 on pages 23 and 24 of Exhibit 13.1, which is incorporated herein by reference. Exhibit 13.1 is the Company's Consolidated Financial Statements, which is an excerpt from the Company's 1997 Annual Report to Stockholders.

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

   Bio-Rad products are sold to a broad and diversified customer base. In 1997, no single customer accounted for as much as 3% of Bio-Rad's total sales. A number of the Company's customers, particularly in Life Science, are substantially dependent for their funding on government grants and research contracts. A portion of the Analytical Instruments segment is dependent upon large semiconductor manufacturers; the loss of these customers or a severe downturn in the semiconductor market would have a detrimental effect on the results of the segment.

   Most of the Company's international sales are generated by wholly-owned subsidiaries and their branch offices in Australia, Austria, Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, the Netherlands, New Zealand, Norway, People's Republic of China, Poland, Singapore, Spain, Sweden and Switzerland. Certain of these subsidiaries also have manufacturing facilities. While Bio-Rad's international operations are subject to certain risks common to foreign operations in general, such as changes in governmental regulations, import restrictions and foreign exchange fluctuations, the Company's international operations are principally in developed nations, which the Company regards as presenting no significantly greater risks to its operations than are present in the United States.

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

   Product Research and Development

   The Company conducts extensive product research and development activities in all areas of its business, employing approximately 350 people worldwide in these activities. Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future. New products and new applications for existing products are being developed continuously by Bio-Rad's researchers. In its development and testing of new products and applications, Bio-Rad consults with scientific and medical professionals at universities, at hospitals and medical schools, and in industry. Bio-Rad spent approximately $46.1 million, $39.6 million and $34.7 million on R&D activities during the years ended December 31, 1997, 1996 and 1995, respectively.

   Regulatory Matters

   Certain of the Company's products (primarily diagnostic products) are subject to regulation in the United States by the Center for Devices and Radiological Health of the United States Food and Drug Administration (FDA) and in other jurisdictions by state and foreign government authorities. FDA regulations require that some new products have pre-marketing approval by the FDA and require certain of Bio-Rad's products to be manufactured in accordance with "good manufacturing practices," to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations.

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

   Employees

   At December 31, 1997, Bio-Rad had approximately 2,650 full-time employees. Fewer than 8% of Bio-Rad's employees are covered by a collective bargaining agreement which will expire on October 31,
   1998.   Bio-Rad considers its employee relations in general to be
   good.

   ITEM 2. PROPERTIES

   Bio-Rad owns its Corporate headquarters located in Hercules, California. The principal manufacturing and research locations for each segment are as follows:

     Life Science           Richmond, California        Owned/Leased
                            Hercules, California        Owned
                            Hemel Hempstead, England    Leased
                            Milan, Italy                Leased

     Clinical Diagnostics   Hercules, California        Owned/Leased
                            Irvine, California          Leased
                            Munich, Germany             Leased
                            Nazareth-Eke, Belgium       Leased

     Analytical Instruments Cambridge, Massachusetts    Owned
                            York, England               Owned
                            Philadelphia, Pennsylvania  Owned

   Most manufacturing and research facilities also house administration, sales and distribution activities for the segment.

   In addition, the Company leases office and warehouse facilities in California, Colorado, Florida, New Mexico, Australia, Austria, Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, the Netherlands, New Zealand, Norway, People's Republic of China, Poland, Singapore, Spain, Sweden and Switzerland. These facilities are used principally for administration, sales, service and distribution for all three segments.

   The Company has leased space in California, New York, Canada and England that is not currently being utilized. For the most part, reserves for future lease payments were recorded at the time the Company stopped using these facilities. The Company has subleased or is attempting to sublease these properties.

   The Life Science segment's northern California distribution and instrument manufacturing facility lease expires late in 1998 and may require a major investment. The Company is reviewing several options including relocating and leasing, or constructing a facility on its Hercules campus. All other facilities are believed to be adequate to support the Company's current and anticipated production requirements. Historically, adequate space to expand sales and distribution channels has been available and is leased as needed.

   ITEM 3.  LEGAL PROCEEDINGS

   Note 13, "Legal Proceedings," appearing on page 21 of Exhibit
   13.1 is incorporated herein by reference.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                              P A R T  II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

   Note 17, "Information Concerning Common Stock," appearing on pages 25 and 26 of Exhibit 13.1 is incorporated herein by reference.

   ITEM 6.  SELECTED FINANCIAL DATA

   The table headed "Summary of Operations" appearing on page 1 of
   Exhibit 13.1 is incorporated herein by reference.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

   The section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 28 through 33 of Exhibit 13.1 is incorporated herein by reference.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Report of Independent Public Accountants and the Consolidated

   Financial Statements and Notes thereto appearing on pages 2 through 27 of Exhibit 13.1 are incorporated herein by reference.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE
   None.

                              P A R T  III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive Proxy Statement mailed to stockholders in connection with the 1998 Annual Meeting of Stockholders (the 1998 Proxy Statement) are incorporated herein by reference.

   ITEM 11.  EXECUTIVE COMPENSATION

   The sections labeled "Executive Compensation and Other
   Information," "Compensation of Directors," "Compensation
   Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors" and "Stock
   Performance Graph" of the 1998 Proxy Statement are incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

   The section labeled "Principal and Management Stockholders" of the 1998 Proxy Statement is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section labeled "Compensation of Directors" of the 1998 Proxy Statement is incorporated herein by reference.

                              P A R T  IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

   (a) 1. Index to Financial Statements

          The following Consolidated Financial Statements are included in the 1997 Annual Report and are incorporated herein by reference pursuant to Item 8:
                                                          Page in
                                                        Exhibit 13.1
          Consolidated Balance Sheets
          at December 31, 1997 and 1996                     2-3

          Consolidated Statements of Income
          for each of the three years in the
          period ended December 31, 1997                    4

          Consolidated Statements of Cash Flows
          for each of the three years in the period
          ended December 31, 1997                           5

          Consolidated Statements of Changes in
          Stockholders' Equity for each of the three
          years in the period ended December 31, 1997       6

          Notes to Consolidated Financial Statements        7-26

          Report of Independent Public Accountants          27

       2. Index to Financial Statement Schedule
                                                         Page in
                                                        Form 10-K

          Schedule II Valuation and Qualifying Accounts     9

          Report of Independent Public Accountants
          on Schedule II                                    10

          All other financial statement schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

       3. Index to Exhibits

          The exhibits listed in the accompanying Index to Exhibits on pages 12 and 13 of this report are filed or incorporated by reference as part of this report.

   (b)  Reports on Form 8-K

          Bio-Rad filed a Form 8-K dated December 5, 1997, reporting the acquisition of assets from Chiron Diagnostics Corporation and Chiron Corporation.

                            BIO-RAD LABORATORIES, INC.

                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   Years Ended December 31, 1997, 1996 and 1995

                                  (In thousands)


   Reserve for doubtful accounts receivable
                                          Additions
                            Balance at    Charged to                  Balance
                            Beginning     Costs and                   at End
                              of Year      Expenses     Deductions    of Year
                1997         $ 3,688       $ 1,088       $(1,402)    $ 3,374
                              ======        ======        ======      ======

                1996         $ 3,094       $   952       $  (358)    $ 3,688
                              ======        ======        ======      ======

                1995         $ 2,894       $   462       $  (262)    $ 3,094
                              ======        ======        ======      ======

   Valuation allowance for deferred tax assets
                                                        Deductions
                            Balance at                  Charged to    Balance
                            Beginning                   Costs and     at End
                             of Year     Additions       Expenses     of Year

                1997         $ 5,572       $    -        $(2,287)    $ 3,285
                              ======        ======        ======      ======

                1996         $ 6,478       $    -        $  (906)     $5,572
                              ======        ======        ======      ======

                1995         $ 7,209       $    -        $  (731)    $ 6,478
                              ======        ======        ======      ======


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II


   To the Stockholders and Board of Directors of Bio-Rad Laboratories, Inc.:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bio-Rad Laboratories, Inc.'s annual report to stockholders incorportated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index, Item 14(a)2, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         /s/ Arthur Andersen LLP
                                             ARTHUR ANDERSEN LLP

   San Francisco, California,
     February 4, 1998

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

                                            Date:   March 26, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Principal Executive Officer:

     /s/  David Schwartz         President and Director    March 26, 1998
        (David Schwartz)

   Principal Financial Officer:

     /s/  T. C. Chesterman       Vice President,           March 26, 1998
        (Thomas C. Chesterman)   Chief Financial Officer

   Principal Accounting Officer:

     /s/  James R. Stark         Corporate Controller      March 26, 1998
        (James R. Stark)

   Other Directors:

     /s/  James J. Bennett       Director                  March 26, 1998
        (James J. Bennett)

     /s/  Albert J. Hillman      Director                  March 26, 1998
        (Albert J. Hillman)

     /s/  Philip L. Padou        Director                  March 26, 1998
        (Philip L. Padou)

     /s/  Alice N. Schwartz      Director                  March 26, 1998
        (Alice N. Schwartz)

     /s/  Norman Schwartz        Director                  March 26, 1998
        (Norman Schwartz)

     /s/  Burton A. Zabin        Director                  March 26, 1998
        (Burton A. Zabin)

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

   3.1       Restated Certificate of Incorporation, as of
             September 15, 1988. (1)

   3.2       Bylaws of the Registrant, as amended February 19,
             1980. (2)

   10.4      1994 Stock Option Plan. (3)

   10.5      Amended 1988 Employee Stock Purchase Plan. (4)

   10.6      Employees' Deferred Profit Sharing Retirement Plan
             (Amended and Restated effective January 1, 1997). (5)

   10.9 Credit Agreement dated as of February 18, 1994, by and among the Registrant, the Lenders and The First
             National Bank of Chicago, as agent. (6)

   10.9.1 Amendment dated as of September 30, 1994, to the Credit Agreement dated as of February 18, 1994, by and among the Registrant, the Lenders and The First National Bank of Chicago, as agent. (7)

   10.9.2    Amendment dated as of May 30, 1995, to the Credit
             Agreement dated as of February 18, 1994, by and among the Registrant, the Lenders and The First National Bank of Chicago, as agent. (7)

   10.9.3    Amendment dated as of July 10, 1996, to the Credit
             Agreement dated as of February 18, 1994, by and among the Registrant, the Lenders and The First National Bank of Chicago, as agent. (8)

   10.9.4    Amendment dated as of June 30, 1997, to the Credit
             Agreement as of February 18, 1994, by and among the Registrant, the Lenders and the First National Bank of Chicago, as agent. (5)

   10.10 Non-competition and employment continuation agreement with James J. Bennett. (9)

   10.11     Employment and non-compete agreement with Dr. Burton A.
             Zabin. (10)

   13.1 Excerpt from Annual Report to Stockholders' for the fiscal year ended December 31, 1997, (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

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

   (3) Incorporated by reference from the Exhibits to the Company's Form S-8 filing, dated April 28, 1994.

   (4) Incorporated by reference from the Exhibits to the Company's Form S-8 filing, dated April 28, 1994.

   (5) Incorporated by reference from the Exhibits to the Company's September 30, 1997, Form 10-Q filing dated
             November 13, 1997.

   (6) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended
             December 31, 1993, dated March 24, 1994.

   (7) Incorporated by reference from the Exhibits to the Company's September 30, 1995, Form 10-Q filing dated
             November 3, 1995.

   (8) Incorporated by reference from the Exhibits to the Company's September 30, 1996, Form 10-Q filing dated
             November 8, 1996.

   (9) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended
             December 31, 1996, dated March 26, 1997.

   (10) Incorporated by reference from the Exhibits to the Company's June 30, 1997, Form 10-Q filing dated
             August 6, 1997.