Form 10-Q
period 1998-03-31
BIO RAD LABORATORIES INC
filed 1998-05-14
CIK 12208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1998.

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

                                                   Shares Outstanding
              Title of each Class                  at May 6, 1998
              Class A Common Stock,
               Par Value $1.00 per share           9,949,046

              Class B Common Stock,
               Par Value $1.00 per share           2,471,532


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.




                             BIO-RAD LABORATORIES, INC.

                      Condensed Consolidated Statements of Income
                        (In thousands, except per share data)
                                     (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                       1998      1997

   NET SALES . . . . . . . . . . . . . . . . . .     $116,174  $105,854

   Cost of goods sold  . . . . . . . . . . . . .       52,098    43,713

   GROSS PROFIT  . . . . . . . . . . . . . . . .       64,076    62,141

   Selling, general and administrative expense .       41,057    40,718

   Product research and development expense  . .        9,912    10,808

   INCOME FROM OPERATIONS  . . . . . . . . . . .       13,107    10,615

   Interest expense  . . . . . . . . . . . . . .         (785)     (285)

   Investment income, net  . . . . . . . . . . .          774       448

   Other, net  . . . . . . . . . . . . . . . . .         (736)     (370)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       12,360    10,408

   Provision for income taxes  . . . . . . . . .        3,584     2,914

   NET INCOME  . . . . . . . . . . . . . . . . .     $  8,776  $  7,494
                                                     ========  ========

   Basic earnings per share:
        Net income . . . . . . . . . . . . . . .        $0.72     $0.61
                                                     ========  ========
        Weighted average common shares . . . . .       12,211    12,276
                                                     ========  ========
   Diluted earnings per share:
        Net income . . . . . . . . . . . . . . .        $0.71     $0.60
                                                     ========  ========
        Weighted average common shares                 12,325    12,450
                                                     ========  ========



   The accompanying notes are an integral part of these statements.

                                BIO-RAD LABORATORIES, INC.
                           Condensed Consolidated Balance Sheets
                             (In thousands, except share data)

                                                                  March 31,     December 31,
                                                                     1998           1997
                                                                  (Unaudited)
     ASSETS:
     Cash and cash equivalents  . . . . . . . . . . . . . .        $ 12,626        $ 10,843
     Accounts receivable  . . . . . . . . . . . . . . . . .         103,080          96,965
     Inventories  . . . . . . . . . . . . . . . . . . . . .          94,137          91,428
     Prepaid expenses, taxes and other current assets . . .          28,553          28,182

        Total current assets  . . . . . . . . . . . . . . .         238,396         227,418

     Net property, plant and equipment  . . . . . . . . . .          78,261          78,678
     Marketable securities  . . . . . . . . . . . . . . . .          25,745          18,092
     Other assets . . . . . . . . . . . . . . . . . . . . .          27,167          27,688

          Total assets  . . . . . . . . . . . . . . . . . .        $369,569        $351,876
                                                                   ========        ========
     LIABILITIES AND STOCKHOLDERS' EQUITY:
     Notes payable and current maturities of long-term debt        $ 11,712        $ 10,802
     Accounts payable . . . . . . . . . . . . . . . . . . .          28,544          32,385
     Accrued payroll and employee benefits  . . . . . . . .          22,200          24,825
     Sales, income and other taxes payable  . . . . . . . .           7,887           5,055
     Other current liabilities  . . . . . . . . . . . . . .          28,140          27,715

        Total current liabilities . . . . . . . . . . . . .          98,483         100,782

     Long-term debt, net of current maturities  . . . . . .          44,869          38,952
     Deferred tax liabilities . . . . . . . . . . . . . . .          18,843          15,465

        Total liabilities . . . . . . . . . . . . . . . . .         162,195         155,199

     STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value, 2,300,000 shares
       authorized; none outstanding . . . . . . . . . . . .              --              --
     Class A common stock, $1.00 par value, 15,000,000 shares
       authorized; outstanding - 9,829,234 at March 31, 1998
       and 9,824,509 at December 31, 1997 . . . . . . . . .           9,830           9,825
     Class B common stock, $1.00 par value, 6,000,000 shares
       authorized; outstanding - 2,591,344 at March 31, 1998
       and 2,596,069 at December 31, 1997 . . . . . . . . .           2,591           2,596
     Additional paid-in capital . . . . . . . . . . . . . .          18,426          18,426
     Class A treasury stock, 169,550 shares at March 31, 1998
       and 193,539 shares at December 31, 1997 at cost  . .          (4,560)         (5,206)
     Class B treasury stock, 30,000 shares at March 31, 1998
       and December 31, 1996 at cost  . . . . . . . . . . .            (800)           (800)
     Retained earnings  . . . . . . . . . . . . . . . . . .         175,697         167,182
     Accumulated other comprehensive income:
       Currency translation . . . . . . . . . . . . . . . .          (1,505)         (1,149)
       Net unrealized holding gain on marketable securities           7,695           5,803

        Total stockholders' equity  . . . . . . . . . . . .         207,374         196,677

           Total liabilities and stockholders' equity . . .        $369,569        $351,876
                                                                   ========        ========


   The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                          Three  Months Ended
                                                                              March 31,
                                                                           1998         1997
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . . .          $108,476    $ 99,499
        Cash paid to suppliers and employees . . . . . . . . .          (106,699)    (99,019)
        Interest paid. . . . . . . . . . . . . . . . . . . . .              (697)       (282)
        Income tax payments  . . . . . . . . . . . . . . . . .            (1,031)       (982)
        Miscellaneous receipts (payments). . . . . . . . . . .              (137)         82
        Net cash used in operating activities. . . . . . . . .               (88)       (702)

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . . .            (4,228)     (4,842)
        Marketable securities investment activity, net . . . .            (1,875)     (1,132)
        Foreign currency hedges, net . . . . . . . . . . . . .               486       1,894
        Net cash used in investing activities. . . . . . . . .            (5,617)     (4,080)

   Cash flows from financing activities:
         Net borrowings under line-of-credit arrangements. . .             1,065       6,695
         Long-term borrowings. . . . . . . . . . . . . . . . .            28,760       6,425
         Payments on long-term debt. . . . . . . . . . . . . .           (22,914)     (8,589)
         Proceeds from issuance of common stock. . . . . . . .                 -       1,123
         Treasury stock activity, net. . . . . . . . . . . . .               385      (1,339)
         Net cash provided by financing activities . . . . . .             7,296       4,315

   Effect of exchange rate changes on cash . . . . . . . . . .               192       1,744

   Net increase in cash and cash equivalents . . . . . . . . .             1,783       1,277

   Cash and cash equivalents at beginning of period. . . . . .            10,843       9,390

   Cash and cash equivalents at end of period. . . . . . . . .          $ 12,626    $ 10,667
                                                                        ========    ========

   Reconciliation of net income to net cash provided by operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . . . . .          $  8,776    $  7,494
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . .             5,131       4,217
          Foreign currency hedge transactions, net . . . . . .              (486)     (2,261)
          Gains on dispositions of marketable securities . . .              (743)       (313)
          Increase in accounts receivable. . . . . . . . . . .            (6,806)     (3,808)
          Increase in inventories. . . . . . . . . . . . . . .            (2,867)     (5,125)
          Increase in other current assets . . . . . . . . . .              (616)     (1,941)
          Decrease in accounts payable and
            other current liabilities  . . . . . . . . . . . .            (5,382)       (915)
          Increase in income taxes payable . . . . . . . . . .             2,605       1,917
          Other. . . . . . . . . . . . . . . . . . . . . . . .               300          33

   Net cash used in operating activities . . . . . . . . . . .          $    (88)   $   (702)
                                                                        ========    ========

   The accompanying notes are an integral part of these statements.

                            BIO-RAD LABORATORIES, INC.
       Condensed Consolidated Statements of Changes in Stockholders' Equity
                                  (In thousands)
                                   (Unaudited)

                                                Three Months Ended
                                                    March 31,
                                                 1998          1997
   Common Stock:
     Balance at beginning of period          $ 12,421      $ 12,321
     Issuance of common stock                       -            83
     Balance at end of period                  12,421        12,404

   Additional Paid-In Capital:
     Balance at beginning of period            18,426        17,067
     Issuance of common stock                       -         1,040
     Balance at end of period                  18,426        18,107

   Treasury Stock:
     Balance at beginning of period            (6,006)       (1,639)
     Purchase of treasury stock                     -        (1,339)
     Reissuance of treasury stock                 646             -
     Balance at end of period                  (5,360)       (2,978)

   Retained Earnings:
     Balance at beginning of period           167,182       151,003
     Net income                                 8,776         7,494
     Reissuance of treasury stock
       at less than cost                         (261)            -
     Balance at end of period                 175,697       158,497

   Accumulated Other Comprehensive Income:
     Balance at beginning of period             4,654         4,756
     Currency translation adjustments            (356)       (3,068)
     Net unrealized holding gains               2,420           253
     Reclassification adjustment for
       gains included in net income              (528)         (313)
     Balance at end of period                   6,190         1,628
                                             ________      ________

   Total Stockholders' Equity                $207,374      $187,658
                                             ========      ========

   Comprehensive Income:
     Net income                               $ 8,776       $ 7,494
     Currency translation adjustments            (356)       (3,068)
     Net unrealized holding gains               2,420           253
     Reclassification adjustment for
       gains included in net income              (528)         (313)

   Total Comprehensive Income                 $10,312       $ 4,366
                                              =======       =======

   The accompanying notes are an integral part of these statements.

                       BIO-RAD LABORATORIES, INC.

          Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

   1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 1997 (the Company's 1997 Annual Report). Certain amounts in the financial statements of the prior year have been reclassified to be consistent with the 1998 presentation.

   2. INVENTORIES

   The principal components of inventories are as follows:

                                          March 31,     December 31,
                                            1998           1997
                                              (in thousands)
   Raw materials                          $ 28,293       $ 27,257
   Work in process                          20,720         21,242
   Finished goods                           45,124         42,929

                                          $ 94,137       $ 91,428
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and equipment are as follows:
                                          March 31,     December 31,
                                             1998           1997
                                                (in thousands)
   Land and improvements                  $  8,057       $  8,057
   Buildings and leasehold
     improvements                           55,698         55,477
   Equipment                               118,085        115,097
                                           181,840        178,631

   Accumulated depreciation               (103,579)       (99,953)

   Net property, plant and equipment      $ 78,261       $ 78,678
                                          ========       ========

   4.   EARNINGS PER SHARE

   Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 114,000 and 174,000 shares, for the year-to-date periods ended
   March 31, 1998 and 1997, respectively.

   Options to purchase 265,000 and 93,000 shares of common stock were outstanding during 1998 and 1997, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. The options were still outstanding at March 31, 1998.

   ITEM 2.   Management's  Discussion and Analysis of Results of
             Operations and Financial Condition.


   This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 1997.

   The following table shows operating income and expense items as a percentage of net sales:
                                Three Months Ended   Year Ended
                                     March 31,      December 31,
                                  1998      1997        1997
   Net sales                     100.0     100.0        100.0
    Cost of goods sold            44.8      41.3         44.3
   Gross profit                   55.2      58.7         55.7

   Selling, general and
    administrative                35.4      38.5         38.7

   Product research and
    development                    8.5      10.2         10.8

   Income from operations         11.3      10.0          6.2
                                 =====     =====        =====

             Three Months Ended March 31, 1998 Compared to
                   Three Months Ended March 31, 1997

   Corporate Results - Sales, Margins and Expenses

   Net sales (sales) in the first quarter of 1998 were $116.2 million compared to $105.9 million in the first quarter of 1997. For the first quarter of 1998, the effect of a strengthened U.S. dollar reduced international sales by approximately $4.6 million when compared to sales based upon 1997 exchange rates. Sales increased in all segments of the Company's business: 25% in Analytical Instruments, 16% in Clinical Diagnostics and 1% in Life Science. Sales increases in Analytical Instruments are attributed to continued growth in the products sold into the semiconductor test and manufacturing equipment market as well as increases in spectrometer sales. Approximately half of the increase in Clinical Diagnostics sale growth can be directly attributed to the acquisition of the Chiron Diagnostics controls business in the fourth quarter of 1997.

   Consolidated gross margins were 55.2% for the first quarter of 1998 compared to 58.7% for the first quarter of 1997 and 55.7% for all of 1997. Gross margins declined in all three of the Company's segments. Life Science margins declined as a result of the strengthening dollar in Asia and Europe and price discounting in Europe. Diagnostic margins declined, in part, from the Chiron acquisition, where several supply agreements existed to wholesale diagnostic controls. Also, higher service costs and some price erosion lowered diagnostic margins in the diabetes product line. Analytical Instruments margins reflect a significant product mix change for the quarter which should improve as sales mix returns to historical averages.

   Selling, general and administrative expense (SG&A) decreased to 35.4% of sales in the first quarter of 1998 from 38.5% of sales in the comparable period of 1997. The strengthened U.S. dollar reduced international SG&A by approximately $1.4 million or 1.2% of sales. In order to improve overall operating results, management has made a concentrated effort to control SG&A spending during the first quarter of 1998. On a currency neutral basis, SG&A for both Life Science and Analytical Instruments remained at 1997 levels. Clinical Diagnostics increased SG&A spending but at a rate far less than sales growth. The fourth quarter acquisition did not add significantly to the fixed SG&A burden of Clinical Diagnostics.

   Product research and development expense (R&D) decreased from the first quarter of 1997, both in absolute dollars and as a percent of sales. Compared to the first quarter of 1997, only Analytical Instruments increased R&D spending. As part of the Company's continuing commitment to long-term growth, 1997 was a year of expanding R&D. In 1998, management plans to continue R&D spending, but monitor it to maintain an appropriate growth rate.

   Corporate Results - Non-Operating Items

   Interest expense was $500,000 more in the first quarter of 1998 than the comparable period of 1997 principally as a result of higher average borrowings. Borrowings increased in connection with acquisitions in the fourth quarter of 1997.

   Investment income in both years includes gains on sales of marketable securities and interest income from short-term investments.

   Net other income and expense in the first quarter of 1998 includes net goodwill amortization and non-operating legal costs. Net other income and expense in the first quarter of 1997 was primarily net exchange losses and goodwill amortization.

   As expected, the Company's effective tax rate increased from 28% to 29% for the first quarter of 1998. The tax rate for both years reflects the utilization of loss carryforwards, foreign sales corporation benefits and foreign tax credits. However, as loss carryforwards are exhausted the benefits realized will decline in comparison to prior periods and the effective tax rate will rise.

   Financial Condition

   At March 31, 1997, the Company had available $12.6 million in cash and cash equivalents, $16.0 million under its principal revolving credit agreement and marketable securities with a market value of $25.7 million, a majority of which could be readily converted to cash. Financing activities, principally borrowings under the Company's principal revolving credit agreement, provided the Company with the cash flow necessary to support investing activities.

   At March 31, 1998, consolidated accounts receivable increased by $6.1 million from December 31, 1997. Excluding the effects of the strengthened U.S. dollar, accounts receivable increased by $6.8 million. The increase is a result of larger Diagnostic sales late in the quarter when compared to the prior period, the Company deciding to factor less in Southern Europe and a slow down in payments in Asia. Management will take selective steps where advantageous to accelerate customer payments and will continue to use credit terms to enhance its ability to sell.

   At March 31, 1998, consolidated net inventories were $2.7 million higher than at December 31, 1997. The increase in inventory occurred primarily in the Life Science segment and was designed to meet short term requirements as manufacturing process changes are implemented which, by year-end, should result in overall
   lower inventories.   Management continues to monitor inventory
   levels and regularly reviews the impact of obsolescence in current inventory caused by the introduction of new products.

   In February 1998, the Board of Directors authorized the Company to repurchase up to an additional $10 million of common stock over an indefinite period of time. This is the third such authorization since July 1996 bringing the total authorized to $18 million. To date, the Company has repurchased 236,700 shares of Class A common stock and 30,000 shares of Class B common stock for a total of $7.2 million. The repurchase is designed to improve shareholder value and to satisfy the Company's obligations under the employee stock purchase and stock option plans.

   The Company has begun preliminary discussions with its banks regarding an increase to the principal revolving credit agreement and potential financing sources should funds be needed for further acquisitions or to fund a new facility on its Hercules campus. The Company continues to regularly review acquisition opportunities; currently no material acquisitions have reached a stage beyond exploratory discussions.

   Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending on a variety of risk factors.

   PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.

   At the Company's annual meeting of stockholders on April 28, 1998, the following individuals were reelected to the Board of
   Directors:

                              Class of
                            Common Stock        Votes           Votes
                            Elected From         For           Withheld
   James J. Bennett           Class B         2,491,512            663
   Albert J. Hillman          Class A         7,792,580        107,514
   Philip L. Padou            Class A         7,828,108         71,986
   Alice N. Schwartz          Class B         2,490,837          1,338
   David Schwartz             Class B         2,490,837          1,338
   Norman Schwartz            Class B         2,490,837          1,338
   Burton A. Zabin            Class B         2,491,512            663

   The following proposals were approved at the Company's annual meeting:

                            Votes       Votes                     Broker
                             For       Against    Abstentions    Non-Votes
   Ratification of
   Arthur Andersen LLP
   as the Company's
   independent auditors   3,275,738      304        6,142              --

   Amendment to the 1994
   Stock Option Plan      2,928,271   48,237        9,440         296,236


   The foregoing matters are described in detail on pages 12 and 13 of the Company's definitive Proxy Statement dated April 1, 1998, filed with the Securities and Exchange Commission and incorporated herein by reference.

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   22.1 Proxy Statement dated April 1, 1998, pages 12 and 13, (definitive form filed April 2, 1998 and incorporated by reference).

   27.1      Financial Data Schedule.

   27.2      Restated Financial Data Schedule for the year ended
             December 31, 1995, and the quarters ended March 31,
             June 30, and September 30, 1996.

   27.3      Restated Financial Data Schedule for the year ended
             December 31, 1996, and the quarters ended March 31,
             June 30, and September 30, 1997.

   (b)  Reports on Form 8-K

   During the quarter ended March 31, 1998, Bio-Rad filed an amendment to the Form 8-K, dated December 5, 1997, related to the acquisition of assets from Chiron Diagnostics Corporation and Chiron Corporation.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  May 14, 1998           /s/ Thomas C. Chesterman
                                  Thomas C. Chesterman, Vice President,
                                  Chief Financial Officer



   Date:  May 14, 1998           /s/ James R. Stark
                                 James R. Stark,
                                 Corporate Controller