Form 10-Q
period 1998-06-30
BIO RAD LABORATORIES INC
filed 1998-08-14
CIK 12208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1998.

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

                                                   Shares Outstanding
              Title of each Class                  at July 31, 1998
              Class A Common Stock,
               Par Value $1.00 per share           9,960,546

              Class B Common Stock,
               Par Value $1.00 per share           2,466,032


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.




                                   BIO-RAD LABORATORIES, INC.

                            Condensed Consolidated Statements of Income
                              (In thousands, except per share data)
                                           (Unaudited)

                                                   Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                     1998      1997       1998      1997

   NET SALES . . . . . . . . . . . . . . . . . .  $107,898   $105,752   $224,072  $211,606

   Cost of goods sold  . . . . . . . . . . . . .    49,041     47,031    101,139    90,744

   GROSS PROFIT  . . . . . . . . . . . . . . . .    58,857     58,721    122,933   120,862

   Selling, general and administrative expense .    41,511     40,549     82,568    81,267

   Product research and development expense  . .    10,629     11,205     20,541    22,013

   INCOME FROM OPERATIONS  . . . . . . . . . . .     6,717      6,967     19,824    17,582

   Interest expense  . . . . . . . . . . . . . .    (1,091)      (275)    (1,876)     (560)

   Investment income, net  . . . . . . . . . . .     4,856        450      5,630       898

   Other, net  . . . . . . . . . . . . . . . . .      (409)      (337)    (1,145)     (707)

   INCOME BEFORE TAXES . . . . . . . . . . . . .    10,073      6,805     22,433    17,213

   Provision for income taxes  . . . . . . . . .     2,922      1,906      6,506     4,820

   NET INCOME  . . . . . . . . . . . . . . . . .  $  7,151   $  4,899   $ 15,927  $ 12,393
                                                  ========   ========   ========  ========


   Basic earnings per share:
      Net income . . . . . . . . . . . . . . . .     $0.58      $0.40      $1.30     $1.01
                                                  ========   ========   ========  ========
      Weighted average common shares . . . . . .    12,263     12,293     12,237    12,285
                                                  ========   ========   ========  ========
   Diluted earnings per share:
      Net income . . . . . . . . . . . . . . . .     $0.58      $0.39      $1.29     $1.00
                                                  ========   ========   ========  ========
      Weighted average common shares . . . . . .    12,414     12,413     12,376    12,429
                                                  ========   ========   ========  ========

   The accompanying notes are an integral part of these statements.

                              BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                                 June 30,     December 31,
                                                                   1998           1997
                                                               (Unaudited)
   ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . .        $ 13,482       $ 10,843
   Accounts receivable  . . . . . . . . . . . . . . . . .         100,092         96,965
   Inventories  . . . . . . . . . . . . . . . . . . . . .          93,367         91,428
   Prepaid expenses, taxes and other current assets . . .          31,191         28,182
      Total current assets  . . . . . . . . . . . . . . .         238,132        227,418

   Net property, plant and equipment  . . . . . . . . . .          77,923         78,678
   Marketable securities  . . . . . . . . . . . . . . . .          27,717         18,092
   Other assets . . . . . . . . . . . . . . . . . . . . .          26,554         27,688

        Total assets  . . . . . . . . . . . . . . . . . .        $370,326       $351,876
                                                                 ========       ========
   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt        $ 10,422       $ 10,802
   Accounts payable . . . . . . . . . . . . . . . . . . .          25,006         32,385
   Accrued payroll and employee benefits  . . . . . . . .          23,715         24,825
   Sales, income and other taxes payable  . . . . . . . .           8,166          5,055
   Other current liabilities  . . . . . . . . . . . . . .          27,702         27,715

      Total current liabilities . . . . . . . . . . . . .          95,011        100,782
   Long-term debt, net of current maturities  . . . . . .          47,835         38,952
   Deferred tax liabilities . . . . . . . . . . . . . . .          17,210         15,465

      Total liabilities . . . . . . . . . . . . . . . . .         160,056        155,199

   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding . . . . . . . . . . . .              --             --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 9,960,546 at June 30, 1998
     and 9,824,509 at December 31, 1997 . . . . . . . . .           9,961          9,825
   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 2,466,032 at June 30, 1998
     and 2,596,069 at December 31, 1997 . . . . . . . . .           2,466          2,596
   Additional paid-in capital . . . . . . . . . . . . . .          18,478         18,426
   Class A treasury stock, 140,398 shares at June 30, 1998
     and 193,539 shares at December 31, 1997 at cost  . .          (3,776)        (5,206)
   Class B treasury stock, 30,000 shares at December 31, 1997
     at cost  . . . . . . . . . . . . . . . . . . . . . .              --           (800)
   Retained earnings  . . . . . . . . . . . . . . . . . .         182,029        167,182
   Accumulated other comprehensive income:
     Currency translation . . . . . . . . . . . . . . . .          (2,126)        (1,149)
     Net unrealized holding gain on marketable securities           3,238          5,803

      Total stockholders' equity  . . . . . . . . . . . .         210,270        196,677

         Total liabilities and stockholders' equity . . .        $370,326       $351,876
                                                                 ========       ========



   The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                          1998         1997
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . . . . .      $217,238    $205,601
        Cash paid to suppliers and employees . . . . . . . . . . .      (204,528)   (192,327)
        Interest paid. . . . . . . . . . . . . . . . . . . . . . .        (1,850)       (584)
        Income tax payments  . . . . . . . . . . . . . . . . . . .        (3,322)     (6,371)
        Miscellaneous receipts (payments). . . . . . . . . . . . .          (151)        268
        Net cash provided by operating activities. . . . . . . . .         7,387       6,587

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . . . . .        (8,205)     (9,051)
        Purchases of marketable securities and investments . . . .       (16,067)     (3,000)
        Sales of marketable securities and investments . . . . . .         7,284       1,660
        Foreign currency hedges, net . . . . . . . . . . . . . . .         1,428       2,076
        Net cash used in investing activities. . . . . . . . . . .       (15,560)     (8,315)

   Cash flows from financing activities:
         Net borrowings under line-of-credit arrangements. . . . .          (174)      1,446
         Long-term borrowings  . . . . . . . . . . . . . . . . . .        96,110      15,375
         Payments on long-term debt. . . . . . . . . . . . . . . .       (87,433)    (20,113)
         Proceeds from issuance of common stock. . . . . . . . . .            58       1,172
         Treasury stock activity, net. . . . . . . . . . . . . . .         1,150      (1,504)

        Net cash provided by (used in) financing activities. . . .         9,711      (3,624)

   Effect of exchange rate changes on cash . . . . . . . . . . . .         1,101       1,445

   Net increase (decrease) in cash and cash equivalents. . . . . .         2,639      (3,907)

   Cash and cash equivalents at beginning of period. . . . . . . .        10,843       9,390

   Cash and cash equivalents at end of period. . . . . . . . . . .      $ 13,482    $  5,483
                                                                        ========    ========

   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 15,927    $ 12,393
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization  . . . . . . . . . . . . .        10,210       8,955
          Foreign currency hedge transactions, net . . . . . . . .        (1,428)     (2,260)
          Gains on disposition of marketable securities. . . . . .        (5,634)       (585)
          Increase in accounts receivable. . . . . . . . . . . . .        (4,789)     (3,108)
          Increase in inventories  . . . . . . . . . . . . . . . .        (2,925)     (9,095)
          (Increase) decrease in other current assets. . . . . . .           708        (902)
          Increase (decrease) in accounts payable and other
            current liabilities. . . . . . . . . . . . . . . . . .        (8,238)      3,383
          Increase (decrease in income taxes payable . . . . . . .         3,802      (1,604)
          Other. . . . . . . . . . . . . . . . . . . . . . . . . .          (246)       (590)

   Net cash provided by operating activities . . . . . . . . . . .      $  7,387    $  6,587
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

   2. INVENTORIES

   The principal components of inventories are as follows:
                                          June 30,     December 31,
                                            1998           1997
                                              (in thousands)
   Raw materials                          $ 29,968       $ 27,257
   Work in process                          20,173         21,242
   Finished goods                           43,226         42,929

                                          $ 93,367       $ 91,428
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and equipment are as follows:
                                           June 30,     December 31,
                                             1998           1997
                                               (in thousands)
   Land and improvements                  $  8,057       $  8,057
   Buildings and leasehold
     improvements                           55,655         55,477
   Equipment                               120,338        115,097
                                           184,050        178,631

   Accumulated depreciation               (106,127)       (99,953)

   Net property, plant and equipment      $ 77,923       $ 78,678
                                          ========       ========

   4.   LONG-TERM DEBT

   The Company entered into a $100 million revolving credit agreement on May 15, 1998, replacing the $60 million credit agreement previously in place. The new agreement provides for borrowings on an unsecured basis through May 15, 2003. Interest is based upon Eurodollar or prime rates.

   5.   EARNINGS PER SHARE

   Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 151,000 and 120,000 shares for the quarters ended June 30, 1998 and 1997, respectively.

   Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 139,000 and 144,000 shares for the year-to-date periods ended
   June 30, 1998 and 1997, respectively.

   Options to purchase 140,000 and 122,000 shares of common stock were outstanding during 1998 and 1997, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. The options were still outstanding at June 30, 1998.

   6.   COMPREHENSIVE INCOME

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. Under SFAS No. 130, the term "comprehensive income" is used to describe the total of net earnings plus other comprehensive income which, for the Company, includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.

   The adoption of SFAS No. 130 did not impact the calculation of net income or earnings per share nor did it impact reported assets, liabilities or total stockholders' equity. It did impact the presentation of the components of stockholders' equity within the balance sheet and will result in the presentation of the components of comprehensive income within an annual financial statement, which must be displayed with the same prominence as other financial statements.

   The components of the Company's total comprehensive income were:
                                             Three Months Ended    Six Months Ended
                                                  June 30,             June 30,
                                              1998        1997      1998       1997
                                                         (in thousands)
   Net income                              $ 7,151      $ 4,899   $15,927    $12,393
   Currency translation adjustments           (621)         137      (977)    (2,931)
   Net unrealized holding gains (losses)      (985)       2,126     1,435      2,379
   Reclassification adjustments for
     gains included in net income           (3,472)        (272)   (4,000)      (585)

   Total comprehensive income              $ 2,073      $ 6,890   $12,385    $11,256



   7.   NEW FINANCIAL ACCOUNTING STANDARD

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, with early adoption permitted. This statement establishes accounting and reporting standards requiring companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of adoption of SFAS No. 133.

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

   The following table shows operating income and expense items as a percentage of net sales:
                         Three Months Ended   Six Months Ended     Year Ended
                              June 30,            June 30,        December 31,
                           1998      1997      1998      1997         1997
   Net sales              100.0     100.0     100.0     100.0        100.0
    Cost of goods sold     45.5      44.5      45.1      42.9         44.3
   Gross profit            54.5      55.5      54.9      57.1         55.7

   Selling, general and
    administrative         38.4      38.3      36.9      38.4         38.7

   Product research and
    development             9.9      10.6       9.2      10.4         10.8

   Income from operations   6.2       6.6       8.8       8.3          6.2
                           =====     =====     =====     =====        =====


              Three Months Ended June 30, 1998 Compared to
                    Three Months Ended June 30, 1997

   Corporate Results - Sales, Margins and Expenses

   Net sales (sales) in the second quarter of 1998 were $107.9 million compared to $105.8 million in the second quarter of 1997. For the second quarter of 1998, the effect of a strengthened U.S. dollar reduced international sales by approximately $2.9 million when compared to sales based upon 1997 exchange rates. Sales increased in Clinical Diagnostics, were flat in Life Science and decreased in Analytical Instruments. Eliminating the effects of a strengthened U.S. dollar, sales increased 16% in Clinical Diagnostics, 2% in Life Science and were down 10% in Analytical Instruments. Both the Analytical Instruments and Life Science segments have been negatively impacted by the economic conditions in Asia. In addition to Asia, the Analytical Instruments segment has been impacted by a general slow down in the markets it serves. Approximately half of the increase in Clinical Diagnostics sale growth can be directly attributed to the acquisition of the Chiron Diagnostics controls business in the fourth quarter of 1997.

   Consolidated gross margins were 54.5% for the second quarter of 1998 compared to 55.5% for the second quarter of 1997 and 55.7% for all of 1997. Gross margins were impacted by the strengthening U.S. dollar and declined in all three of the Company's segments. Diagnostic margins declined, in part, from the Chiron acquisition, where several supply agreements existed to wholesale diagnostic controls. Analytical Instruments margins are negatively impacted by the absorption of period costs over a smaller sales amount.

   Selling, general and administrative expense (SG&A) at 38.4% of sales in the second quarter of 1998 is virtually unchanged from 38.3% of sales in the comparable period of 1997. To improve overall profitability, one of the long-term objectives of management is to control SG&A growth as a fraction of sales growth.

   Product research and development expense (R&D) decreased from the second quarter of 1997, both in absolute dollars and as a percent of sales. Compared to the second quarter of 1997, both Clinical Diagnostics and Analytical Instruments increased R&D spending although Clinical Diagnostics increased spending at a rate less than sales growth. As part of the Company's continuing commitment to long-term growth, 1997 was a year of expanding R&D. In 1998, management plans to continue R&D spending, but monitor it to maintain an appropriate growth rate.

   Corporate Results - Non-Operating Items

   Interest expense was $816,000 more in the second quarter of 1998 than the comparable period of 1997 principally as a result of higher average borrowings. Borrowings increased in connection with acquisitions in the fourth quarter of 1997 and investments in the second quarter of 1998.

   Investment income in both years includes gains on sales of marketable securities and interest income from short-term investments. During the second quarter of 1998, Bio-Rad realized significant investment income, $4.9 million, as it realigned its investment in marketable securities in order to increase its position in Instrumentation Laboratory.

   Net other income and expense in the second quarter of 1998 is primarily goodwill amortization. Net other income and expense in the second quarter of 1997 was primarily net exchange losses and goodwill amortization.

   The Company's effective tax rate for the second quarter of 1998 was 29% compared to 28% for all of 1997. The tax rate for both years reflects the utilization of loss carryforwards, foreign sales corporation benefits and foreign tax credits. However, as loss carryforwards are exhausted the benefits realized will decline in comparison to prior periods and the effective tax rate will rise.

               Six Months Ended June 30, 1998 Compared to
                     Six Months Ended June 30, 1997

   Corporate Results - Sales, Margins and Expenses

   Sales in the first half of 1998 were $224.1 million compared to $211.6 million in the first half of 1997, an increase of 6%. For the first half of 1998, the effect of a strengthened U.S. dollar reduced international sales by approximately $7.5 million compared to sales based upon 1997 exchange rates. Sales increased 14% in Clinical Diagnostics, 4% in Analytical Instruments and were flat in Life Science. Approximately half of the increase in Clinical Diagnostics sale growth can be directly attributed to the acquisition of the Chiron Diagnostics controls business in the fourth quarter of 1997. Sales increases in Analytical Instruments are attributed to limited growth in the products sold into the semiconductor test and manufacturing equipment market.

   Consolidated gross margins were 54.9% for the first six months of 1998 compared to 57.1% for the first six months of 1997 and 55.7% for all of 1997. Gross margins declined in all three of the Company's segments. Life Science margins declined as a result of the strengthening dollar in Asia and Europe and price discounting in Europe. Diagnostic margins declined, in part, from the Chiron acquisition, where several supply agreements existed to wholesale diagnostic controls. Also, higher service costs and some price erosion lowered diagnostic margins in the diabetes product line. Analytical Instruments margins were negatively impacted by an increasingly weak semiconductor market and the strengthening dollar.

   SG&A decreased to 36.9% of sales in the first half of 1998 from 38.4% of sales in the comparable period of 1997. The strengthened U.S. dollar reduced international SG&A by approximately $2.3 million or 1.0% of sales. To improve overall profitability, one of the long-term objectives of management is to control SG&A growth as a fraction of sales growth. On a currency neutral basis, SG&A for Life Science increased by 1%, and SG&A for Analytical Instruments decreased by 2% when compared to 1997. Clinical Diagnostics increased SG&A spending but at a rate far less than sales growth. The 1997 fourth quarter acquisition did not add significantly to the fixed SG&A burden of Clinical Diagnostics.

   Consolidated R&D decreased from the first half of 1997, both in absolute dollars and as a percent of sales. Compared to the first half of 1997, Clinical Diagnostics and Analytical

   Instruments increased R&D spending by approximately $200,000 each. As part of the Company's continuing commitment to long-term growth, 1997 was a year of expanding R&D. In 1998, management plans to continue R&D spending, but monitor it to maintain an appropriate growth rate.

   Corporate Results - Non-operating Items

   Interest expense was $1.3 million more in the first half of 1998 than the comparable period of 1997 principally as a result of higher average borrowings. Borrowings increased in connection with acquisitions in the fourth quarter of 1997 and investments in the second quarter of 1998.

   Investment income in both years includes gains on sales of marketable securities and interest income from short-term investments. During the second quarter of 1998, Bio-Rad realized significant investment income, $4.9 million, as it realigned its investment in marketable securities in order to increase its position in Instrumentation Laboratory.

   Net other income and expense in the first half of 1998 includes goodwill amortization and non-operating legal costs. Net other income and expense in the first half of 1997 was primarily net exchange losses and goodwill amortization.

   As expected, the Company's effective tax rate increased from 28% to 29% for the first half of 1998. The tax rate for both years reflects the utilization of loss carryforwards, foreign sales corporation benefits and foreign tax credits. However, as loss carryforwards are exhausted the benefits realized will decline in comparison to prior periods and the effective tax rate will rise.

   Financial Condition

   At June 30, 1998, the Company had available $13.5 million in cash and cash equivalents, $53.0 million under its principal revolving credit agreement and marketable securities with a market value of $27.7 million, a majority of which could be readily converted to cash. On May 15, 1998, the Company entered into a new $100 million revolving credit agreement replacing the $60 million revolving credit agreement (see Note 4).

   Financing activities, principally borrowings under the Company's principal revolving credit agreement, and cash provided by operating activities provided the Company with the cash flow necessary to support investing activities. During the second quarter the Company realized investment income by selling a portion of its investment portfolio. Sales are expected to continue throughout the remainder of the year, however, the magnitude of any gains are not expected to match the second quarter. The cash generated by these sales was used to increase

   Bio-Rad's holdings in Instrumentation Laboratory, S.p.A., an
   Italian based clinical diagnostics company with annual revenues of over $200 million. Bio-Rad currently holds as an investment approximately 23% of Instrumentation Laboratory.

   At June 30, 1998, consolidated accounts receivable increased by $3.1 million from December 31, 1997. Excluding the effects of the strengthened U.S. dollar, accounts receivable increased by $4.8 million. The increase is a result of larger sales late in the quarter when compared to the prior period, the Company deciding to factor less in Southern Europe and a slow down in payments in Asia.

   At June 30, 1998, consolidated net inventories were $1.9 million higher than at December 31, 1997. The increase in inventory occurred in the Life Science segment and was designed to meet short term requirements as manufacturing process changes are implemented which, by year-end, should result in overall lower
   inventories.   Management continues to monitor inventory levels
   and regularly reviews the impact of obsolescence in current inventory caused by the introduction of new products.

   In February 1998, the Board of Directors authorized the Company to repurchase up to an additional $10 million of common stock over an indefinite period of time. This is the third such authorization since July 1996 bringing the total authorized to $18 million. Through July 1998, the Company has repurchased 244,700 shares of Class A common stock and 30,000 shares of Class B common stock for a total of $7.4 million. The repurchase is designed to improve shareholder value and to satisfy the Company's obligations under the employee stock purchase and stock option plans.

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

   PART II.  OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   10.12 Credit Agreement dated as of May 15, 1998, by and among the Registrant, the Lenders and The First National Bank of Chicago, as agent.

   27.1      Financial Data Schedule.


   (b)  Reports on Form 8-K

   During the quarter ended June 30, 1998, Bio-Rad filed an amendment to the Form 8-K, dated December 5, 1997, related to the acquisition of assets from Chiron Diagnostics Corporation and Chiron Corporation.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  August 13, 1998         /s/ Thomas C. Chesterman
                                  Thomas C. Chesterman, Vice President,
                                  Chief Financial Officer



   Date:  August 13, 1998        /s/ James R. Stark
                                 James R. Stark,
                                 Corporate Controller