Form 10-Q
period 1998-09-30
BIO RAD LABORATORIES INC
filed 1998-11-12
CIK 12208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1998.

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

                                                   Shares Outstanding
              Title of each Class                  at October 30, 1998
              Class A Common Stock,
               Par Value $1.00 per share           9,970,579

              Class B Common Stock,
               Par Value $1.00 per share           2,455,999


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements



                                    BIO-RAD LABORATORIES, INC.

                           Condensed Consolidated Statements of Income
                              (In thousands, except per share data)
                                           (Unaudited)

                                                    Three Months Ended     Nine Months Ended
                                                       September 30,         September 30,
                                                      1998      1997        1998        1997

   NET SALES . . . . . . . . . . . . . . . . . .    $ 98,982  $ 99,491    $323,054    $311,097

   Cost of goods sold  . . . . . . . . . . . . .      45,405    44,656     146,544     135,400

   GROSS PROFIT  . . . . . . . . . . . . . . . .      53,577    54,835     176,510     175,697

   Selling, general and administrative expense .      41,042    39,935     123,610     121,202

   Product research and development expense  . .      10,243    10,991      30,784      33,004

   INCOME FROM OPERATIONS  . . . . . . . . . . .       2,292     3,909      22,116      21,491

   Interest expense  . . . . . . . . . . . . . .        (941)     (219)     (2,817)       (779)

   Investment income, net. . . . . . . . . . . .       1,955       420       7,585       1,318

   Other, net  . . . . . . . . . . . . . . . . .        (577)     (480)     (1,722)     (1,187)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       2,729     3,630      25,162      20,843

   Provision for income taxes  . . . . . . . . .         791     1,016       7,297       5,836

   NET INCOME  . . . . . . . . . . . . . . . . .    $  1,938  $  2,614    $ 17,865    $ 15,007
                                                    ========  ========    ========    ========

   Basic earnings per share:
      Net income . . . . . . . . . . . . . . . .       $0.16     $0.21       $1.46       $1.22
                                                    ========  ========    ========    ========
      Weighted average common shares . . . . . .      12,302    12,264      12,259      12,278
                                                    ========  ========    ========    ========
   Diluted earnings per share:
      Net income . . . . . . . . . . . . . . . .       $0.16     $0.21       $1.44       $1.21
                                                    ========  ========    ========    ========

      Weighted average common shares . . . . . .      12,394    12,397      12,381      12,419
                                                    ========  ========    ========    ========

   The accompanying notes are an integral part of these statements.

                             BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                                September 30,   December 31,
                                                                    1998           1997
                                                                 (Unaudited)
   ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . .      $  8,335        $ 10,843
   Accounts receivable . . . . . . . . . . . . . . . . . . .        96,397          96,965
   Inventories . . . . . . . . . . . . . . . . . . . . . . .        96,927          91,428
   Prepaid expenses, taxes and other current assets. . . . .        28,489          28,182
      Total current assets . . . . . . . . . . . . . . . . .       230,148         227,418

   Net property, plant and equipment . . . . . . . . . . . .        80,111          78,678
   Marketable securities . . . . . . . . . . . . . . . . . .         7,835          18,092
   Other assets  . . . . . . . . . . . . . . . . . . . . . .        43,523          27,688

        Total assets . . . . . . . . . . . . . . . . . . . .      $361,617        $351,876
                                                                  ========        ========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt. .      $ 10,001         $10,802
   Accounts payable  . . . . . . . . . . . . . . . . . . . .        22,295          32,385
   Accrued payroll and employee benefits . . . . . . . . . .        27,131          24,825
   Sales, income and other taxes payable . . . . . . . . . .         6,476           5,055
   Other current liabilities . . . . . . . . . . . . . . . .        28,513          27,715

      Total current liabilities  . . . . . . . . . . . . . .        94,416         100,782
   Long-term debt, net of current maturities . . . . . . . .        38,731          38,952
   Deferred tax liabilities  . . . . . . . . . . . . . . . .        16,504          15,465

      Total liabilities  . . . . . . . . . . . . . . . . . .       149,651         155,199

   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding  . . . . . . . . . . . . .            --              --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 9,970,579 at September 30, 1998
     and 9,824,509 at December 31, 1997  . . . . . . . . . .         9,971           9,825
   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 2,455,999 at September 30, 1998
     and 2,596,069 at December 31, 1997  . . . . . . . . . .         2,456           2,596
   Additional paid-in capital  . . . . . . . . . . . . . . .        18,478          18,426
   Class A treasury stock, 123,648 shares at September 30, 1998
     and 193,539 shares at December 31, 1997 at cost . . . .        (3,309)         (5,206)
   Class B treasury stock, 30,000 shares at December 31, 1997
     at cost . . . . . . . . . . . . . . . . . . . . . . . .            --            (800)
   Retained earnings . . . . . . . . . . . . . . . . . . . .       183,506         167,182
   Accumulated other comprehensive income:
      Currency translation . . . . . . . . . . . . . . . . .          (298)         (1,149)
      Net unrealized holding gain on marketable securities .         1,162           5,803

      Total stockholders' equity . . . . . . . . . . . . . .       211,966         196,677

         Total liabilities and stockholders' equity  . . . .      $361,617        $351,876
                                                                  ========        ========

   The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                          1998        1997
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . .            $323,661    $310,386
        Cash paid to suppliers and employees . . . . . . . .            (298,711)   (283,612)
        Interest paid. . . . . . . . . . . . . . . . . . . .              (2,680)       (804)
        Income tax payments. . . . . . . . . . . . . . . . .              (6,580)     (9,539)
        Miscellaneous receipts . . . . . . . . . . . . . . .                 170          80
        Net cash provided by operating activities. . . . . .              15,860      16,511

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . .             (14,415)    (16,092)
        Payments for acquisitions. . . . . . . . . . . . . .                  --        (787)
        Purchases of marketable securities and investments .             (17,922)     (6,198)
        Sales of marketable securities and investments . . .              13,791       2,401
        Foreign currency hedges, net . . . . . . . . . . . .                  20       2,734
        Net cash used in investing activities. . . . . . . .             (18,526)    (17,942)

   Cash flows from financing activities:
        Net borrowings under line-of-credit arrangements . .                (400)       (599)
        Long-term borrowings . . . . . . . . . . . . . . . .             108,910      31,375
        Payments on long-term debt . . . . . . . . . . . . .            (109,345)    (33,563)
        Proceeds from issuance of common stock . . . . . . .                  58       1,258
        Treasury stock activity, net . . . . . . . . . . . .               1,156      (3,764)

        Net cash provided by (used in) financing activities.                 379      (5,293)

   Effect of exchange rate changes on cash . . . . . . . . .                (221)      2,006

   Net decrease in cash and cash equivalents . . . . . . . .              (2,508)     (4,718)

   Cash and cash equivalents at beginning of period. . . . .              10,843       9,390

   Cash and cash equivalents at end of period. . . . . . . .            $  8,335    $  4,672
                                                                        ========    ========
   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . .            $ 17,865    $ 15,007
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization. . . . . . . . . . .              15,276      13,147
          Foreign currency hedge transactions, net . . . . .                 (20)     (2,918)
          Gains on disposition of marketable securities. . .              (7,518)       (927)
          Decrease in accounts receivable. . . . . . . . . .               1,622       2,993
          Increase in inventories. . . . . . . . . . . . . .              (5,451)    (14,302)
          Increase in other current assets . . . . . . . . .                (203)     (4,381)
          Increase (decrease) in accounts payable and other
            current liabilities. . . . . . . . . . . . . . .              (6,978)      8,941
          Increase in income taxes payable . . . . . . . . .               1,054         598
          Other. . . . . . . . . . . . . . . . . . . . . . .                 213      (1,647)

   Net cash provided by operating activities . . . . . . . .            $ 15,860    $ 16,511
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

   2. INVENTORIES

   The principal components of inventories are as follows:
                                        September 30,   December 31,
                                            1998           1997
                                              (in thousands)
   Raw materials                          $ 30,638       $ 27,257
   Work in process                          22,256         21,242
   Finished goods                           44,033         42,929

                                          $ 96,927       $ 91,428
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and equipment are as follows:
                                         September 30,  December 31,
                                             1998           1997
                                                  (in thousands)
   Land and improvements                  $  8,057       $  8,057
   Buildings and leasehold
     improvements                           55,980         55,477
   Equipment                               127,827        115,097
                                           191,864        178,631

   Accumulated depreciation               (111,753)       (99,953)

   Net property, plant and equipment      $ 80,111       $ 78,678
                                          ========       ========

   4.   INVESTMENT IN AFFILIATES

   Beginning in December 1997, Bio-Rad began investing in Instrumentation Laboratory, S.p.A. ("IL"), an Italian based clinical diagnostics company with fiscal 1997 revenues in excess of $200 million. At September 30, 1998, Bio-Rad held approximately 25% of the outstanding stock of IL. Grupo CH-Werfen, S.A., a privately held company based in Spain, controls over 50% of the outstanding stock of IL. Approximately 29% of the outstanding stock of IL is available in the U.S. evidenced by American Depository Shares (Nasdq:ILABY). The most recently published financial statements for IL are as of February 28, 1998.

   Prior to September 1998, Bio-Rad classified the investment as Marketable Securities. Given the limited availability of financial information and the low volume of shares traded in recent months, Bio-Rad management does not believe there is a sufficient liquid market for IL stock. Accordingly, the investment has been reclassified to Other Assets. Additionally, since Bio-Rad does not have the ability to significantly influence the operating and financial policies of IL, the investment has been recorded as its cost of $17,739,000.


   5.   LONG-TERM DEBT

   The Company entered into a $100 million revolving credit agreement on May 15, 1998, replacing the $60 million credit agreement previously in place. The new agreement provides for borrowings on an unsecured basis through May 15, 2003. Interest is based upon Eurodollar or prime rates.


   6.   EARNINGS PER SHARE

   Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 92,000 and 133,000 shares for the quarters ended September 30, 1998 and 1997, respectively. For the corresponding year-to-date periods, weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 122,000 and 141,000 shares, respectively.

   Options to purchase 140,000 and 130,000 shares of common stock were outstanding during 1998 and 1997, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. The options were still outstanding at September 30, 1998.

   7.   COMPREHENSIVE INCOME

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

   The components of the Company's total comprehensive income were:
                                             Three Months Ended    Nine Months Ended
                                                September 30,        September 30,
                                              1998        1997      1998       1997
                                                          (in thousands)
   Net income                              $ 1,938      $ 2,614   $17,865    $15,007
   Currency translation adjustments          1,828       (1,297)      851     (4,228)
   Net unrealized holding gains (losses)      (739)       1,596       696      3,975
   Reclassification adjustments for
     gains included in net income           (1,337)        (342)   (5,337)      (927)

   Total comprehensive income              $ 1,690      $ 2,571   $14,075    $13,827

   Included in comprehensive income for the three months and nine months ended September 30, 1998 is $712,000 and ($652,000), respectively, of gains (losses) related to the reclassification of IL from Marketable Securities to Other Assets (see Note 4).

   8.   NEW FINANCIAL ACCOUNTING STANDARD

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

   The following table shows operating income and expense items as a percentage of net sales:
                         Three Months Ended  Nine Months Ended     Year Ended
                            September 30,       September 30,     December 31,
                           1998      1997      1998      1997         1997
   Net sales              100.0     100.0     100.0     100.0        100.0
    Cost of goods sold     45.9      44.9      45.4      43.5         44.3
   Gross profit            54.1      55.1      54.6      56.5         55.7

   Selling, general and
    administrative         41.5      40.2      38.3      39.0         38.7

   Product research and
    development            10.3      11.0       9.5      10.6         10.8

   Income from operations   2.3       3.9       6.8       6.9          6.2
                          =====     =====     =====     =====        =====

           Three Months Ended September 30, 1998 Compared to
                 Three Months Ended September 30, 1997

   Corporate Results - Sales, Margins and Expenses

   Net sales (sales) in the third quarter of 1998 were $99.0 million compared to $99.5 million in the third quarter of 1997. For the third quarter of 1998, the effect of a strengthened U.S. dollar reduced international sales by approximately $3.1 million when compared to sales based upon 1997 exchange rates. Sales increased in Clinical Diagnostics and Life Science, and decreased in Analytical Instruments. Eliminating the effects of a strengthened U.S. dollar, sales increased 12% in Clinical Diagnostics, 5% in Life Science and were down 24% in Analytical Instruments. In the third quarter of 1998 all segments have been negatively impacted by the economic conditions in Asia. In addition to Asia, the Analytical Instruments segment has been impacted by a general slowdown in the markets it serves. Approximately half of the increase in Clinical Diagnostics sales growth can be directly attributed to the acquisition of the Chiron Diagnostics controls business in the fourth quarter of 1997.

   Consolidated gross margins were 54.1% for the third quarter of 1998 compared to 55.1% for the third quarter of 1997 and 55.7% for all of 1997. Gross margins were impacted by the strengthening U.S. dollar and declined in the Clinical Diagnostics and Analytical Instruments segments. Diagnostic margins declined, in part, from the Chiron acquisition, where several supply agreements existed to wholesale diagnostic controls. Analytical Instruments margins are negatively impacted by the absorption of period costs over a smaller sales amount.

   Selling, general and administrative expense (SG&A) rose to 41.5% of sales in the third quarter of 1998 from 40.2% of sales in the comparable period of 1997. Management still believes that moderating SG&A growth is a significant long-term objective. While the current quarter in not reflective of this goal, the year 1998 should be. The current investments in systems and processes are more efficiently accomplished when sustained rather than managed for short-term profitability. For the third quarter of 1998, the Company met its objective to have SG&A grow slower than sales in both the Life Science and Clinical Diagnostics segments.

   Product research and development expense (R&D) decreased from the third quarter of 1997, both in absolute dollars and as a percent of sales. Compared to the third quarter of 1997, only the Clinical Diagnostics segment increased R&D spending, and at a rate less than sales growth. As part of the Company's continuing commitment to long-term growth, 1997 was a year of expanding R&D. In 1998, management has monitored R&D spending to maintain an appropriate growth rate.

   Corporate Results - Non-Operating Items

   Interest expense was $722,000 more in the third quarter of 1998 than the comparable period of 1997 principally as a result of higher average borrowings. Borrowings increased in connection with the acquisition in the fourth quarter of 1997 and the investments in Instrumentation Laboratory in the second quarter of 1998. During the third quarter, cash receipts for sales of marketable securities funded the investments and at the end of the quarter, borrowings had returned to approximately the same level as year-end 1997.

   Investment income in both years includes gains on sales of marketable securities and interest income from short-term investments. During the third quarter of 1998, Bio-Rad realized significant investment income, $2.0 million, as it continued to realign its investment in marketable securities in order to increase its position in Instrumentation Laboratory (see Note 4).


   Net other income and expense in the third quarter of 1998 is primarily goodwill amortization. No significant items were included in net other income and expense for the third quarter of 1997.

   The Company's effective tax rate for the third quarter of 1998 was 29% compared to 28% for all of 1997. The tax rate for both years reflects the utilization of loss carryforwards, foreign sales corporation benefits and foreign tax credits. However, as loss carryforwards are exhausted the benefits realized will decline in comparison to prior periods and the effective tax rate will rise.

            Nine Months Ended September 30, 1998 Compared to
                  Nine Months Ended September 30, 1997

   Corporate Results - Sales, Margins and Expenses

   Sales for the nine month period ended September 30, 1998 were $323.1 million compared to $311.1 million in the comparable period of 1997, an increase of 4%. For the first nine months of 1998, the effect of a strengthened U.S. dollar reduced international sales by approximately $10.6 million compared to sales based upon 1997 exchange rates. Sales increased 13% in Clinical Diagnostics, were flat in Life Science and decreased 7% in Analytical Instruments. Approximately half of the increase in Clinical Diagnostics sale growth can be directly attributed to the acquisition of the Chiron Diagnostics controls business in the fourth quarter of 1997. Sales decreases in Analytical Instruments are attributed to a general slowdown in the markets it serves. The declining market has reversed the small growth experienced earlier in 1998 in the products sold into the semiconductor test and manufacturing equipment market. System orders have been delayed as the number of new fabrication facilities and lines has been reduced, the principle market for the Company's semiconductor products.

   Consolidated gross margins were 54.6% for the first nine months of 1998 compared to 56.5% for the first nine months of 1997 and 55.7% for all of 1997. Gross margins declined in all three of the Company's segments. Life Science margins declined as a result of the strengthening dollar in Asia and Europe and price discounting in Europe. Diagnostic margins declined, in part, from the Chiron acquisition, where several supply agreements existed to wholesale diagnostic controls. Also, higher service costs and some price erosion lowered diagnostic margins in the diabetes product line. Analytical Instruments margins were negatively impacted by an increasingly weak semiconductor market and the strengthening dollar.

   SG&A decreased to 38.3% of sales in the first nine months of 1998 from 39.0% of sales in the comparable period of 1997. The strengthened U.S. dollar reduced international SG&A by approximately $3.6 million or 1.1% of sales. To improve overall profitability, one of the long-term objectives of management is to control SG&A growth as a fraction of sales growth. On a currency neutral basis, SG&A for Life Science increased by 2%, and SG&A for Analytical Instruments decreased by 2% when compared to 1997. Clinical Diagnostics increased SG&A spending but at a lower rate than the sales growth rate. The 1997 fourth quarter acquisition did not add significantly to the fixed SG&A burden of Clinical Diagnostics.

   Consolidated R&D decreased from the first nine months of 1997, both in absolute dollars and as a percent of sales. Compared to the first nine months of 1997, Clinical Diagnostics and Analytical Instruments increased R&D spending by approximately $500,000 and $200,000, respectively. 1997 was a year of expanding R&D, especially in the Life Science segment where two products, the Molecular Imager FX Imager and MicroRadiance, were completed and launched in 1998. In 1998, Life Science has curtailed several projects which did not currently offer the appropriate commercial opportunities.

   Corporate Results - Non-operating Items

   Interest expense was $2.0 million more in the first nine months of 1998 than the comparable period of 1997 principally as a result of higher average borrowings. Average borrowings increased in connection with the acquisition in the fourth quarter of 1997 and the investments in Instrumentation Laboratory in the second quarter of 1998.

   Investment income in both years includes gains on sales of marketable securities and interest income from short-term investments. During the second and third quarters of 1998, Bio-Rad realized significant investment income, $6.8 million, as it sold some of its investment in marketable securities in order to increase its position in Instrumentation Laboratory (see Note 4).

   Net other income and expense in the first nine months of 1998 includes goodwill amortization and non-operating legal costs.
   Net other income and expense in the first nine months of 1997 was primarily net exchange losses, goodwill amortization and non-operating legal costs.

   As expected, the Company's effective tax rate increased from 28% to 29% for the first nine months of 1998. The tax rate for both years reflects the utilization of loss carryforwards, foreign sales corporation benefits and foreign tax credits. However, as loss carryforwards are exhausted the benefits realized will decline in comparison to prior periods and the effective tax rate will rise.

   Financial Condition

   At September 30, 1998, the Company had available $8.3 million in cash and cash equivalents, $62.0 million under its principal revolving credit agreement and marketable securities with a market value of $7.8 million, a majority of which could be readily converted to cash. On May 15, 1998, the Company entered into a new $100 million revolving credit agreement replacing the $60 million revolving credit agreement (see Note 5).

   Cash provided by operating activities provided the Company with the majority of the cash flow necessary to support investing activities. During the second and third quarters the Company realized investment income by selling a portion of its investment portfolio. Gains on any sales in the fourth quarter are not expected to match the second or third quarters. The cash generated by these sales was used to increase Bio-Rad's holdings in Instrumentation Laboratory, S.p.A., an Italian based clinical diagnostics company with annual revenues of over $200 million. Bio-Rad currently holds as an investment approximately 25% of Instrumentation Laboratory (see Note 4).

   At September 30, 1998, consolidated accounts receivable decreased by $0.6 million from December 31, 1997. The decrease is less than would be expected as a result of the Company deciding to factor less in Southern Europe and a slowdown in payments in Asia.

   At September 30, 1998, consolidated net inventories were $5.5 million higher than at December 31, 1997. The increase in inventory occurred in all three of the Company's segments. The largest increase was in the Life Science segment. This segment has been negatively effected by the economic conditions in Asia, and has increased inventory of some product lines for new products and to meet expected fourth quarter demand. Management continues to monitor inventory levels and regularly reviews the impact of obsolescence in current inventory caused by the introduction of new products.

   In February 1998, the Board of Directors authorized the Company to repurchase up to an additional $10 million of common stock over an indefinite period of time. This is the third such authorization since July 1996 bringing the total authorized to $18 million. Through October 1998, the Company has repurchased 261,800 shares of Class A common stock and 30,000 shares of Class B common stock for a total of $7.8 million. The repurchase is designed to improve shareholder value and to satisfy the Company's obligations under the employee stock purchase and stock option plans.

   The Company continues to regularly review acquisition opportunities; currently no material acquisitions have reached a stage beyond exploratory discussions.

   Euro - A New European Currency

   Beginning January 1, 1999, certain member countries of the European Union have planned to fix the conversion rates between their national currencies and a common currency, the "Euro," that will become a legal currency on that date. Over the period January 1, 1999 through January 1, 2002 participating countries will gradually transition from their national currencies, which will still exist at January 1, 1999, to the Euro.

   This transition will have business implications including the need to adjust internal systems to accommodate the Euro and cross border price transparency. A group of Corporate and European managers have been assigned the task of preparing and accommodating the changes required to continue to do business in the European Union. The Company does not presently expect that the efforts involved will have a material impact on operations, financial position or liquidity. There will be increased competitive pressures and marketing strategies will need to be continuously evaluated until the transition is complete. As a result of competitive forces and emerging government regulations, the Company cannot guarantee that all problems will be foreseen and remediated, and that no material disruption will occur.

   Year 2000

   The Year 2000 issue is the result of computer programs being written using two rather than four digits to define the date. Failure to recognize "00" as the year 2000 could result in a temporary inability to conduct normal business activities.

   Bio-Rad currently operates in a decentralized processing environment. The Company, with the assistance of outside consultants and contractors, has begun phased identification, remediation, replacement, validation and notification processes to minimize the potential disruption to business from information technology and non-information technology systems. The project start-up, inventory and assessment phases are generally complete. For each location remediations or scheduled replacements will be completed prior to the Year 2000 deadline. As a contingency plan, certain locations have been identified to act as central processing centers to ensure each major region of the world will have access to processing capabilities to meet customer requirements.

   Bio-Rad's manufactured products have also been undergoing assessment for Year 2000 readiness. Customers and investors can review the Year 2000 readiness status of the Company's products on its web site, http://www.bio-rad.com.

   The Company has identified significant suppliers and is requesting information from them regarding the Year 2000 readiness of their products or services. The Company has not yet received enough responses to ascertain that a material adverse impact can be avoided. It is not possible at this time to value the amount of business that might be lost as a result of Bio-Rad's business partners' failure to deliver products and services after December 31, 1999. Additionally, global infrastructure comprised of banking, transportation, communication, power generation and ordinary and necessary governmental activities are critical to the Company's operations. Should any of these suppliers not be fully functional after 1999 the negative impact to the Company would be significant and material.

   The expenditures required in 1998 and 1999 to replace and remediate Year 2000 non-compliant Bio-Rad information technology systems, including equipment, is estimated at $8 million and primarily deals with distribution system capabilities worldwide. Approximately half of these costs have been incurred to date. Hardware and software purchased and installed in connection with these projects will provide both Year 2000 readiness and significant additional functionality. Manufacturing systems have been remediated at a cost that is not material to Bio-Rad overall and have been included in operating results in 1997 and 1998. While some systems enhancements or modifications have been delayed to allow for the more significant Year 2000 remediation to be completed, weighing both cost and benefit, Bio-Rad management believes this is a prudent response.

   The Company as of this date has not identified the "most likely worst case Year 2000 scenario." That scenario will be largely dependent on the response from the Company's significant worldwide suppliers and its assessment of preparedness of the global infrastructure, including multiple national governments. During the first half of 1999 the Company will review a contingency plan based on the aforementioned significant supplier responses and global infrastructure preparedness.

   Forward Looking Statements

   Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending on a variety of risk factors including increased competition, the ability to achieve management objectives (especially related to SG&A and inventory), government regulation, the continued performance of business partners (particularly in relation to the Year 2000 issue), and the monetary policies of various countries.

   PART II.  OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   10.5      Amended and Restated 1988 Employee Stock Purchase Plan.

   27.1      Financial Data Schedule.


   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended September
   30, 1998.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  November 10, 1998       /s/ Thomas C. Chesterman
                                  Thomas C. Chesterman, Vice President,
                                  Chief Financial Officer



   Date:  November 10, 1998      /s/ James R. Stark
                                 James R. Stark,
                                 Corporate Controller