Form 10-Q
period 1999-03-31
BIO RAD LABORATORIES INC
filed 1999-05-14
CIK 12208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 1999.

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

                                                   Shares Outstanding
              Title of each Class                  at April 30, 1999
              Class A Common Stock,
               Par Value $1.00 per share           9,974,862

              Class B Common Stock,
               Par Value $1.00 per share           2,487,716


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.




                             BIO-RAD LABORATORIES, INC.

                      Condensed Consolidated Statements of Income
                        (In thousands, except per share data)
                                     (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                       1999      1998

   NET SALES . . . . . . . . . . . . . . . . . .     $125,738  $116,174

   Cost of goods sold  . . . . . . . . . . . . .       55,556    52,098

   GROSS PROFIT  . . . . . . . . . . . . . . . .       70,182    64,076

   Selling, general and administrative expense .       43,017    41,057

   Product research and development expense  . .       10,534     9,912

   INCOME FROM OPERATIONS  . . . . . . . . . . .       16,631    13,107

   Interest expense  . . . . . . . . . . . . . .         (896)     (785)

   Investment income, net  . . . . . . . . . . .           74       774

   Other, net  . . . . . . . . . . . . . . . . .         (680)     (736)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       15,129    12,360

   Provision for income taxes  . . . . . . . . .        4,327     3,584

   NET INCOME  . . . . . . . . . . . . . . . . .     $ 10,802  $  8,776
                                                     ========  ========

   Basic earnings per share:
        Net income . . . . . . . . . . . . . . .        $0.89     $0.72
                                                     ========  ========
        Weighted average common shares . . . . .       12,108    12,211
                                                     ========  ========
   Diluted earnings per share:
        Net income . . . . . . . . . . . . . . .        $0.89     $0.71
                                                     ========  ========
        Weighted average common shares                 12,123    12,325
                                                     ========  ========



   The accompanying notes are an integral part of these statements.

                              BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                                March 31,     December 31,
                                                                   1999           1998
                                                               (Unaudited)
   ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . .        $  8,036       $ 10,081
   Accounts receivable  . . . . . . . . . . . . . . . . .         110,360        106,010
   Inventories  . . . . . . . . . . . . . . . . . . . . .          91,713         92,411
   Prepaid expenses, taxes and other current assets . . .          26,769         26,887
      Total current assets  . . . . . . . . . . . . . . .         236,878        235,389

   Net property, plant and equipment  . . . . . . . . . .          81,625         82,130
   Marketable securities  . . . . . . . . . . . . . . . .           5,968          6,174
   Other assets . . . . . . . . . . . . . . . . . . . . .          45,154         43,606

        Total assets  . . . . . . . . . . . . . . . . . .        $369,625       $367,299
                                                                 ========       ========
   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt        $  5,851       $  9,393
   Accounts payable . . . . . . . . . . . . . . . . . . .          25,676         26,706
   Accrued payroll and employee benefits  . . . . . . . .          23,099         27,351
   Sales, income and other taxes payable  . . . . . . . .           7,712          6,396
   Other current liabilities  . . . . . . . . . . . . . .          27,566         27,398
      Total current liabilities . . . . . . . . . . . . .          89,904         97,244

   Long-term debt, net of current maturities  . . . . . .          45,283         42,339
   Deferred tax liabilities . . . . . . . . . . . . . . .          13,547         13,382

      Total liabilities . . . . . . . . . . . . . . . . .         148,734        152,965

   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding . . . . . . . . . . . .              --             --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 9,974,129 at March 31, 1999
     and 9,973,679 at December 31, 1998 . . . . . . . . .           9,974          9,974
   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 2,488,449 at March 31, 1999
     and 2,452,899 at December 31, 1998 . . . . . . . . .           2,489          2,453
   Additional paid-in capital . . . . . . . . . . . . . .          18,779         18,523
   Class A treasury stock, 381,998 shares at March 31, 1999
     and 306,368 shares at December 31, 1998 at cost  . .          (8,417)        (7,047)
   Retained earnings  . . . . . . . . . . . . . . . . . .         200,225        189,838
   Accumulated other comprehensive income:
     Currency translation . . . . . . . . . . . . . . . .          (2,234)            92
     Net unrealized holding gain on marketable securities              75            501

      Total stockholders' equity  . . . . . . . . . . . .         220,891        214,334


         Total liabilities and stockholders' equity . . .        $369,625       $367,299
                                                                 ========       ========


 The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                          Three  Months Ended
                                                                              March 31,

                                                                           1999         1998
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . . .          $115,236    $108,476
        Cash paid to suppliers and employees . . . . . . . . .          (108,512)   (106,699)
        Interest paid. . . . . . . . . . . . . . . . . . . . .              (914)       (697)
        Income tax payments  . . . . . . . . . . . . . . . . .            (2,776)     (1,031)
        Miscellaneous payments . . . . . . . . . . . . . . . .            (1,629)       (137)

        Net cash provided by (used in) operating activities. .             1,405         (88)

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . . .            (4,608)     (4,228)
        Purchases of marketable securities and investments . .              (632)     (4,047)
        Sales of marketable securities and investments . . . .               222       2,172
        Foreign currency hedges, net . . . . . . . . . . . . .             1,806         486

        Net cash used in investing activities. . . . . . . . .            (3,212)     (5,617)

   Cash flows from financing activities:
         Net borrowings under line-of-credit arrangements. . .            (3,096)      1,065
         Long-term borrowings. . . . . . . . . . . . . . . . .            19,051      28,760
         Payments on long-term debt. . . . . . . . . . . . . .           (16,146)    (22,914)
         Proceeds from issuance of common stock. . . . . . . .               292          --
         Treasury stock activity, net. . . . . . . . . . . . .            (1,785)        385

         Net cash provided by (used in) financing activities .            (1,684)      7,296

   Effect of exchange rate changes on cash . . . . . . . . . .             1,446         192

   Net increase (decrease) in cash and cash equivalents. . . .            (2,045)      1,783

   Cash and cash equivalents at beginning of period. . . . . .            10,081      10,843

   Cash and cash equivalents at end of period. . . . . . . . .          $  8,036    $ 12,626
                                                                        ========    ========

   Reconciliation of net income to net cash provided by operating activities:
     Net income  . . . . . . . . . . . . . . . . . . . . . . .          $ 10,802    $  8,776
     Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . .             5,225       5,131
          Foreign currency hedge transactions, net . . . . . .            (1,806)       (486)
          Gains on dispositions of marketable securities . . .               (52)       (743)
          Increase in accounts receivable. . . . . . . . . . .            (8,129)     (6,806)
          Increase in inventories. . . . . . . . . . . . . . .              (756)     (2,867)
          Increase in other current assets . . . . . . . . . .              (724)       (616)
          Decrease in accounts payable and
            other current liabilities  . . . . . . . . . . . .            (2,719)     (5,382)
          Increase in income taxes payable . . . . . . . . . .               931       2,605
          Other. . . . . . . . . . . . . . . . . . . . . . . .            (1,367)        300

   Net cash provided by (used in) operating activities . . . .          $  1,405    $    (88)
                                                                        ========    ========

   The accompanying notes are an integral part of these statements.

                       BIO-RAD LABORATORIES, INC.

          Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

   1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 1998 (the Company's 1998 Annual Report). Certain amounts in the financial statements of the prior year have been reclassified to be consistent with the 1999 presentation.

   2. INVENTORIES

   The principal components of inventories are as follows:
                                          March 31,     December 31,
                                            1999           1998
                                              (in thousands)
   Raw materials                          $ 27,611       $ 26,038
   Work in process                          22,435         21,614
   Finished goods                           41,667         44,759

                                          $ 91,713       $ 92,411
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and equipment are as follows:
                                          March 31,     December 31,
                                             1999           1998
                                               (in thousands)
   Land and improvements                  $  8,057       $  8,057
   Buildings and leasehold
     improvements                           56,518         56,280
   Equipment                               134,546        133,838
                                           199,121        198,175

   Accumulated depreciation               (117,496)      (116,045)

   Net property, plant and equipment      $ 81,625       $ 82,130
                                          ========       ========


   4.   EARNINGS PER SHARE

   Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 15,000 and 114,000 shares, for the year-to-date periods ended
   March 31, 1999 and 1998, respectively.

   Options to purchase 409,000 and 265,000 shares of common stock were outstanding during 1999 and 1998, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. The options were still outstanding at March 31, 1999.

   5.   COMPREHENSIVE INCOME

   The components of the Company's total comprehensive income were:
                                         Three Months Ended
                                              March 31,
                                         1999        1998
                                           (in thousands)
   Net Income                          $10,802      $ 8,776
   Currency translation adjustments     (2,326)        (356)
   Net unrealized holding
    gains (losses)                        (389)       2,420
   Reclassification adjustments for
    gains included in net income           (37)        (528)

   Total comprehensive income          $ 8,050      $10,312
                                       =======      =======


   6.   SEGMENT INFORMATION

   Information regarding industry segments for the three months ended March 31, 1999 and 1998 is as follows (in thousands):
                                 Life       Clinical     Analytical
                                Science    Diagnostics   Instruments
   Segment net sales     1999    $60,204    $48,016       $18,304
                         1998     54,762     42,902        19,295

   Segment profit        1999    $ 6,847    $ 9,078       $   904
                         1998      6,544      5,071           739


   Inter-segment sales are primarily between Life Science and
   Clinical Diagnostics and are priced to give Life Science a representative gross margin.  The following reconciles total segment profit to consolidated income before taxes:
                                         Three Months Ended
                                             March 31,
                                        1999         1998
                                          (in thousands)
   Total segment profit               $16,829      $12,354
   Gross profit on inter-segment sales   (406)        (370)
   Net corporate operating, interest
    and other expense not allocated
    to segments                        (1,368)        (398)
   Investment income, net                  74          774

   Consolidated income before taxes   $15,129      $12,360
                                      =======      =======


   Item 2.   Management's  Discussion and Analysis of Results of
             Operations and Financial Condition.


   This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 1998.

   The following table shows operating income and expense items as a percentage of net sales:
                                Three Months Ended   Year Ended
                                     March 31,      December 31,
                                  1999      1998        1998
   Net sales                     100.0     100.0        100.0
    Cost of goods sold            44.2      44.8         45.8
   Gross profit                   55.8      55.2         54.2

   Selling, general and
    administrative                34.2      35.4         37.8

   Product research and
    development                    8.4       8.5          9.4

   Income from operations         13.2      11.3          7.0
                                 =====     =====        =====

   Net income                      8.6       7.6          5.5
                                 =====     =====        =====


             Three Months Ended March 31, 1999 Compared to
                   Three Months Ended March 31, 1998

   Corporate Results - Sales, Margins and Expenses

   Net sales (sales) in the first quarter of 1999 reached a record $125.7 million compared to $116.2 million in the first quarter of 1998. Sales increased 12% in Clinical Diagnostics and 10% in Life Science when compared to the first quarter of 1998. The growth in Clinical Diagnostics is attributed, in large part, to clinical controls. Life Science experienced growth in all of its product units. Sales for the Analytical Instruments segment declined 5% in the first quarter of 1999 when compared to the prior year. The decline is attributed to the slowdown in the markets served by the Analytical Instruments segment, especially the semiconductor industry.

   Consolidated gross margins were 55.8% for the first quarter of 1999 compared to 55.2% for the first quarter of 1998 and 54.2% for all of 1998. Gross margins improved in Clinical Diagnostics, declined in Life Science and were virtually unchanged in Analytical Instruments. The improvements in Clinical Diagnostics gross margin is attributed to a strong European currency improving the U.S. dollar value of sales in Europe and favorable manufacturing variances. The decline in Life Science gross margin is attributed to increased manufacturing costs.

   Selling, general and administrative expense (SG&A) decreased to 34.2% of sales in the first quarter of 1999 from 35.4% of sales in the comparable period of 1998. Both Analytical Instruments and Clinical Diagnostics reduced SG&A spending in the first quarter of 1999 when compared to 1998. Life Science increased SG&A spending but at a rate far less than sales growth.

   Product research and development expense (R&D) increased 6% from the first quarter of 1998. Compared to the first quarter of 1998, both Clinical Diagnostics and Life Science increased R&D spending. Cost control in Analytical Instruments reduced R&D spending in this segment. As part of the Company's continuing commitment to long-term growth, the Clinical Diagnostics segment has purchased intellectual and other property rights for diabetic testing, hemochromatosis and neonatal testing.

   Corporate Results - Non-Operating Items

   Interest expense and borrowings have remained relatively constant since the first quarter of 1998. Investment income in both years includes gains on sales of marketable securities, however, as planned, investment activity in 1999 has decreased since the size of the marketable securities portfolio was reduced in 1998. Net other income and expense in both years includes net goodwill amortization and non-operating legal costs.

   The Company's effective tax rate was 29% for the first quarter of both 1999 and 1998. The tax rate for both years reflects the utilization of loss carryforwards, foreign sales corporation benefits and foreign tax credits. These benefits are not expected to continue indefinitely. However, for 1999 and 2000, the rate should remain at existing levels.

   Financial Condition

   At March 31, 1999, the Company had available $8.0 million in cash and cash equivalents, $55.0 million under its principal revolving credit agreement and marketable securities with a market value of $6.0 million, a majority of which could be readily converted to cash. Operating activities and cash on hand provided the Company with the cash flow necessary to support investing and financing activities.

   At March 31, 1999, consolidated accounts receivable increased by $4.4 million from December 31, 1998. The increase is a result of increased sales in the first quarter of 1999 when compared to the fourth quarter of 1998.

   At March 31, 1999, consolidated net inventories were $0.7 million lower than at December 31, 1998. Both Analytical Instruments and Life Science decreased inventory from year-end. As expected, inventory increased in the Clinical Diagnostics segment. Inventory for the Clinical Diagnostics controls business, a growth area for the Company, has long lead times on a large infrequent batch production to meet customers requirements. Management continues to monitor inventory levels and regularly reviews the impact of obsolescence in current inventory caused by the introduction of new products.

   Net capital expenditures totaled $4.6 million in the first quarter of 1999 compared to $4.2 million in the first quarter of 1998. Capital expenditures are expected to increase substantially in 1999 when compared to the past three years. A final decision has not yet been reached regarding the potential relocation of the Life Science segment's northern California distribution and manufacturing facility. If approved, the capital commitment to this project could be approximately $25 million over two years.

   The Company has received several offers to sell its owned facility located in Cambridge, Massachusetts. The facility currently houses a portion of the manufacturing and distribution for the Analytical Instruments segment which will require relocation if the building is ultimately sold.

   The Board of Directors has authorized the Company to repurchase up to $18 million of common stock over an indefinite period of time. From July 1996 through April 1999, the Company has repurchased 567,786 shares of Class A common stock and 30,000 shares of Class B common stock for a total of $14.1 million. The repurchase is designed to improve shareholder value and to satisfy the Company's obligations under the employee stock purchase and stock option plans. Under certain conditions the Company would consider using treasury stock in conjunction with an acquisition of assets or technology.

   Available funds, cash flow from operations and the potential facility sale are adequate to meet the Company's objectives for operations, research and development and modest external growth. Bio-Rad continues to regularly review acquisition opportunities, including, from time-to-time, some that would have a material impact on liquidity and financial condition.

   Euro - A New European Currency

   On January 1, 1999, certain member countries of the European Union began to fix the conversion rates between their national currencies and a common currency, the "Euro." Over the period January 1, 1999 through January 1, 2002 participating countries will gradually transition from their national currencies to the Euro.

   This transition will have business implications including the need to adjust internal systems to accommodate the Euro and cross-border price transparency. A group of Corporate and European managers have been assigned the task of preparing and accommodating the changes required to continue to do business in the European Union. The Company does not presently expect that the efforts involved will have a material impact on operations, financial position or liquidity. There will be increased competitive pressures, and marketing strategies will need to be continuously evaluated until the transition is complete. As a result of competitive forces and emerging government regulations, the Company cannot guarantee that all problems will be foreseen and remediated, and that no material disruption will occur.

   Year 2000

   The Year 2000 issue is the result of computer programs being written using two rather than four digits to define the date. Failure to recognize "00" as the year 2000 could result in a temporary inability to conduct normal business activities.

   Bio-Rad currently operates in a decentralized processing environment. The Company, with the assistance of outside consultants and contractors, is well underway with phased identification, remediation, replacement, validation and notification processes to minimize the potential disruption to business from information technology and non-information technology systems. The project start-up, inventory and assessment phases are generally complete. For each location remediations or scheduled replacements will be completed prior to the Year 2000 deadline.

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

   The expenditures required in 1998 and 1999 to replace and remediate Year 2000 non-compliant Bio-Rad information technology systems, including equipment, is estimated at $8 million and primarily deals with distribution system capabilities worldwide. Approximately three-fourths of these costs have been incurred to date. Hardware and software purchased and installed in connection with these projects will provide both Year 2000 readiness and significant additional functionality. Manufacturing systems have been remediated at a cost that is not material to Bio-Rad overall; these costs were included in operating results in 1997 and 1998. While some systems enhancements or modifications have been delayed to allow for the more significant Year 2000 remediation to be completed, weighing both cost and benefit, Bio-Rad management believes its response is prudent.

   The Company as of this date has not identified the "most likely worst case Year 2000 scenario." That scenario will be largely dependent on the Company's significant worldwide suppliers and its assessment of preparedness of the global infrastructure, including multiple national governments. During the remainder of 1999 the Company will formulate and review contingency plans based on the aforementioned significant supplier responses and global infrastructure preparedness.

   New Financial Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999, with early adoption permitted. This statement establishes accounting and reporting standards requiring companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not expect the effect of adopting SFAS No. 133 to have a material effect on its financial statements.

   Forward Looking Statements

   Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending on a variety of risk factors including increased competition, technological development, access to necessary intellectual property, the ability to achieve management objectives, government regulation, the continued performance of business partners (particularly in relation to the Year 2000 issue),and the monetary policies of various countries.

   Item 3.   Quantitative and Qualitative Disclosures About Market
             Risk

   During the three months ended March 31, 1999, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended
   December 31, 1998.

   PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.

   At the Company's annual meeting of stockholders on April 27, 1999, the following individuals were reelected to the Board of
   Directors:

                              Class of
                            Common Stock        Votes           Votes
                            Elected From         For           Withheld
   James J. Bennett           Class B         2,386,867          4,550
   Albert J. Hillman          Class A         7,988,800         84,366
   Philip L. Padou            Class A         7,924,468        148,698
   Alice N. Schwartz          Class B         2,386,192          5,225
   David Schwartz             Class B         2,386,192          5,225
   Norman Schwartz            Class B         2,386,192          5,225
   Burton A. Zabin            Class B         2,386,867          4,550


   The following proposals were approved at the Company's annual meeting:
                            Votes       Votes                     Broker
                             For       Against    Abstentions    Non-Votes
   Ratification of
   Arthur Andersen LLP
   as the Company's
   independent auditors   3,195,776      713        2,244              --

   Amendment to the
   Amended and Restated 1988
   Employee Stock
   Purchase Plan to increase
   the number of shares
   available by 100,000   3,175,167    14,797       8,769              --


   The foregoing matters are described in detail on pages 14 and 15 of the Company's definitive Proxy Statement dated April 1, 1999, filed with the Securities and Exchange Commission and incorporated herein by reference.

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   22.1 Proxy Statement dated April 1, 1999, pages 14 and 15, (definitive form filed March 31, 1999, and incorporated by reference).

   27.1      Financial Data Schedule.

   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended March 31, 1999.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  May 13, 1999            /s/ Thomas C. Chesterman
                                  Thomas C. Chesterman, Vice President,
                                  Chief Financial Officer



   Date:  May 13, 1999           /s/ James R. Stark
                                 James R. Stark,
                                 Corporate Controller