Form 10-Q
period 1999-06-30
BIO RAD LABORATORIES INC
filed 1999-08-12
CIK 12208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1999.

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

                                                   Shares Outstanding
              Title of each Class                  at July 31, 1999
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
                                     (Unaudited)


                                                      Three Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                        1999      1998       1999      1998
      NET SALES . . . . . . . . . . . . . . . . . .  $115,794   $107,898   $241,532  $224,072

      Cost of goods sold  . . . . . . . . . . . . .    50,553     49,041    106,109   101,139

      GROSS PROFIT  . . . . . . . . . . . . . . . .    65,241     58,857    135,423   122,933

      Selling, general and administrative expense .    41,805     41,511     84,822    82,568

      Product research and development expense  . .    10,916     10,629     21,450    20,541

      INCOME FROM OPERATIONS  . . . . . . . . . . .    12,520      6,717     29,151    19,824

      Interest expense  . . . . . . . . . . . . . .      (807)    (1,091)    (1,703)   (1,876)

      Investment income, net  . . . . . . . . . . .       349      4,856        423     5,630

      Other, net  . . . . . . . . . . . . . . . . .    (1,025)      (409)    (1,705)   (1,145)

      INCOME BEFORE TAXES . . . . . . . . . . . . .    11,037     10,073     26,166    22,433

      Provision for income taxes  . . . . . . . . .     3,156      2,922      7,483     6,506

      NET INCOME  . . . . . . . . . . . . . . . . .  $  7,881   $  7,151   $ 18,683  $ 15,927
                                                     ========   ========   ========  ========


      Basic earnings per share:
         Net income . . . . . . . . . . . . . . . .     $0.65      $0.58      $1.54     $1.30
                                                     ========   ========   ========  ========
         Weighted average common shares . . . . . .    12,095     12,263     12,102    12,237
                                                     ========   ========   ========  ========
      Diluted earnings per share:
         Net income . . . . . . . . . . . . . . . .     $0.65      $0.58      $1.54     $1.29
                                                     ========   ========   ========  ========
         Weighted average common shares . . . . . .    12,176     12,414     12,144    12,376
                                                     ========   ========   ========  ========


      The accompanying notes are an integral part of these statements.

                              BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                                    June 30,       December 31,
                                                                      1999             1998
                                                                   (Unaudited)
    ASSETS:
        Cash and cash equivalents  . . . . . . . . . . . . . .        $ 11,595       $ 10,081

        Accounts receivable  . . . . . . . . . . . . . . . . .         104,929        106,010
        Inventories  . . . . . . . . . . . . . . . . . . . . .          91,687         92,411

        Prepaid expenses, taxes and other current assets . . .          26,787         26,887
           Total current assets  . . . . . . . . . . . . . . .         234,998        235,389

        Net property, plant and equipment  . . . . . . . . . .          82,845         82,130
        Marketable securities  . . . . . . . . . . . . . . . .           6,879          6,174

        Other assets . . . . . . . . . . . . . . . . . . . . .          46,590         43,606
             Total assets  . . . . . . . . . . . . . . . . . .        $371,312       $367,299
                                                                      ========       ========
        LIABILITIES AND STOCKHOLDERS' EQUITY:

        Notes payable and current maturities of long-term debt        $  6,986       $  9,393
        Accounts payable . . . . . . . . . . . . . . . . . . .          23,528         26,706

        Accrued payroll and employee benefits  . . . . . . . .          24,274         27,351
        Sales, income and other taxes payable  . . . . . . . .           2,975          6,396

        Other current liabilities  . . . . . . . . . . . . . .          27,442         27,398
           Total current liabilities . . . . . . . . . . . . .          85,205         97,244

        Long-term debt, net of current maturities  . . . . . .          42,248         42,339
        Deferred tax liabilities . . . . . . . . . . . . . . .          15,102         13,382

           Total liabilities . . . . . . . . . . . . . . . . .         142,555        152,965
        STOCKHOLDERS' EQUITY:

        Preferred stock, $1.00 par value, 2,300,000 shares
          authorized; none outstanding . . . . . . . . . . . .              --             --
        Class A common stock, $1.00 par value, 15,000,000 shares
          authorized; outstanding - 9,974,862 at June 30, 1999
          and 9,973,679 at December 31, 1998 . . . . . . . . .           9,975          9,974

        Class B common stock, $1.00 par value, 6,000,000 shares
          authorized; outstanding - 2,487,716 at June 30, 1999
          and 2,452,899 at December 31, 1998 . . . . . . . . .           2,488          2,453
        Additional paid-in capital . . . . . . . . . . . . . .          18,779         18,523

        Class A treasury stock, 364,111 shares at June 30, 1999
          and 306,368 shares at December 31, 1998 at cost  . .          (8,023)        (7,047)
        Retained earnings  . . . . . . . . . . . . . . . . . .         208,014        189,838

        Accumulated other comprehensive income:
          Currency translation . . . . . . . . . . . . . . . .          (3,210)            92

          Net unrealized holding gain on marketable securities             734            501
           Total stockholders' equity  . . . . . . . . . . . .         228,757        214,334

              Total liabilities and stockholders' equity . . .        $371,312       $367,299


                                                                      ========       ========



    The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                          Six  Months Ended
                                                                              June 30,

                                                                           1999         1998
    Cash flows from operating activities:
         Cash received from customers . . . . . . . . . . . . . . .      $234,532    $217,238
         Cash paid to suppliers and employees . . . . . . . . . . .      (210,815)   (204,528)
         Interest paid. . . . . . . . . . . . . . . . . . . . . . .        (1,800)     (1,850)
         Income tax payments  . . . . . . . . . . . . . . . . . . .        (8,829)     (3,322)
         Miscellaneous receipts (payments). . . . . . . . . . . . .            21        (151)
         Net cash provided by operating activities. . . . . . . . .        13,109       7,387

    Cash flows from investing activities:
         Capital expenditures, net. . . . . . . . . . . . . . . . .       (10,967)     (8,205)
         Purchases of marketable securities and investments . . . .        (1,597)    (16,067)
         Sales of marketable securities and investments . . . . . .           937       7,284
         Foreign currency hedges, net . . . . . . . . . . . . . . .         2,530       1,428
         Net cash used in investing activities. . . . . . . . . . .        (9,097)    (15,560)

    Cash flows from financing activities:
         Net payments under line-of-credit arrangements . . . . . .        (1,713)       (174)
         Long-term borrowings . . . . . . . . . . . . . . . . . . .        37,250      96,110
         Payments on long-term debt . . . . . . . . . . . . . . . .       (38,658)    (87,433)
         Proceeds from issuance of common stock . . . . . . . . . .           292          58
         Treasury stock activity, net . . . . . . . . . . . . . . .        (1,483)      1,150

         Net cash provided by (used in) financing activities. . . .        (4,312)      9,711
    Effect of exchange rate changes on cash . . . . . . . . . . . .         1,814       1,101

    Net increase in cash and cash equivalents . . . . . . . . . . .         1,514       2,639
    Cash and cash equivalents at beginning of period. . . . . . . .        10,081      10,843

    Cash and cash equivalents at end of period. . . . . . . . . . .      $ 11,595    $ 13,482
                                                                         ========    ========
    Reconciliation of net income to net cash provided
      by operating activities:
       Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 18,683    $ 15,927
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation and amortization  . . . . . . . . . . . . .        10,776      10,210
           Foreign currency hedge transactions, net . . . . . . . .        (2,530)     (1,428)
           Gains on disposition of marketable securities. . . . . .          (356)     (5,634)
           Increase in accounts receivable. . . . . . . . . . . . .        (3,952)     (4,789)
           Increase in inventories  . . . . . . . . . . . . . . . .        (1,219)     (2,925)
           (Increase) decrease in other current assets. . . . . . .          (685)        708
           Decrease in accounts payable and other
             current liabilities. . . . . . . . . . . . . . . . . .        (3,943)     (8,238)
           Increase (decrease) in income taxes payable. . . . . . .        (3,159)      3,802
           Other. . . . . . . . . . . . . . . . . . . . . . . . . .          (506)       (246)

    Net cash provided by operating activities . . . . . . . . . . .      $ 13,109    $  7,387
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

     2. INVENTORIES

     The principal components of inventories are as follows:
                                             June 30,     December 31,
                                              1999           1998
                                                 (in thousands)
     Raw materials                          $ 26,870       $ 26,038
     Work in process                          23,052         21,614
     Finished goods                           41,765         44,759

                                            $ 91,687       $ 92,411
                                            ========       ========

     3. PROPERTY, PLANT AND EQUIPMENT

     The principal components of property, plant and equipment are as follows:
                                             June 30,     December 31,
                                              1999           1998
                                                 (in thousands)
     Land and improvements                  $  8,057       $  8,057
     Buildings and leasehold
       improvements                           56,433         56,280
     Equipment                               135,023        133,838
                                             199,513        198,175
     Accumulated depreciation               (116,668)      (116,045)

     Net property, plant and equipment      $ 82,845       $ 82,130
                                            ========       ========

     4.   EARNINGS PER SHARE

     Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 81,000 and 151,000 shares, for the quarters ended June 30, 1999 and 1998, respectively.

     Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 42,000 and 139,000 shares, for the year-to-date periods ended June 30, 1999 and 1998, respectively.

     Options to purchase 294,000 and 140,000 shares of common stock were outstanding during 1999 and 1998, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. The options were still outstanding at June 30, 1999.

     5.   COMPREHENSIVE INCOME

     The components of the Company's total comprehensive income were:
                                         Three Months Ended       Six Months Ended
                                                 June 30,                 June 30,
                                             1999        1998        1999       1998
                                                          (in thousands)
       Net Income                           $ 7,881    $ 7,151      $18,683    $15,927

       Currency translation adjustments        (976)      (621)      (3,302)      (977)
       Net unrealized holding
        gains (losses) on securities            875       (985)         486      1,435
       Reclassification adjustments for
        gains included in net income           (216)    (3,472)        (253)    (4,000)
       Total comprehensive income           $ 7,564    $ 2,073      $15,614    $12,385
                                            =======     =======     =======    =======

     6.   SEGMENT INFORMATION

     Information regarding industry segments for the three months ended
     June 30, 1999 and 1998 is as follows (in thousands):
                                        Life         Clinical    Analytical
                                      Science      Diagnostics   Instruments
     Segment net sales         1999   $55,857        $44,617       $15,810
                               1998    49,019         43,277        16,663

     Segment profit (loss)     1999   $ 4,885        $ 6,603       $  (142)
                               1998     1,695          5,506        (1,361)


     Information regarding industry segments for the six months ended June
     30, 1999 and 1998 is as follows (in thousands):
                                     Life      Clinical     Analytical
                                   Science   Diagnostics    Instruments
     Segment net sales        1999 $116,061    $92,633       $34,114
                              1998  103,781     86,179        35,958

     Segment profit (loss)    1999 $ 11,732    $15,681       $   762
                              1998    8,239     10,577          (622)

     Inter-segment sales are primarily between Life Science and Clinical
     Diagnostics and are priced to give Life Science a representative gross margin.  The following reconciles total segment profit to consolidated income before taxes:
                                             Three Months Ended     Six Months Ended
                                                   June 30,             June 30,
                                             1999         1998      1999        1998
                                                           (in thousands)
       Total segment profit                $11,346      $ 5,840      $28,175  $18,194

       Gross profit on inter-segment sales    (231)        (534)        (637)    (904)
       Net corporate operating, interest
        and other expense not allocated
        to segments                           (427)         (89)      (1,795)    (487)
       Investment income, net                  349        4,856          423    5,630

       Consolidated income before taxes    $11,037      $10,073      $26,166  $22,433

                                            =======      =======      =======  =======


     7.  SUBSEQUENT EVENT

     On July 3, 1999, Bio-Rad reached an agreement to acquire Pasteur Sanofi Diagnostics (PSD) from Sanofi-Synthlabo S.A. and Institut Pasteur, the shareholders of PSD. Bio-Rad will acquire 100% of the shares of PSD and certain other ancillary assets for a purchase price not to exceed $210 million.

     Bio-Rad has received a commitment for $300 million in new credit facilities to finance the acquisition. Finalization of the transaction is expected to occur on October 1, 1999, subject to customary conditions, including the receipt of all necessary regulatory approvals and certain other consents.

     Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

     This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 1998.

     The following table shows operating income and expense items as a percentage of net sales:
                                 Three Months Ended    Six Months Ended   Year Ended
                                       June 30,            June 30,      December 31,
                                 1999          1998    1999        1998      1998
       Net sales                 100.0        100.0    100.0      100.0     100.0
        Cost of goods sold        43.7         45.5     43.9       45.1      45.8
       Gross profit               56.3         54.5     56.1       54.9      54.2

       Selling, general and
        administrative            36.1         38.4     35.1       36.9      37.8

       Product research and
        development                9.4          9.9      8.9        9.2       9.4

       Income from operations     10.8          6.2     12.1        8.8       7.0
                                 =====        =====    =====      =====     =====

       Net income                  6.8          6.6      7.7        7.1       5.5
                                 =====        =====    =====      =====     =====

     Forward Looking Statements

     Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending on a variety of risk factors including the successful integration of PSD, increased competition, technological development, access to necessary intellectual property, the ability to achieve management objectives, government regulation, the continued performance of business partners (particularly in relation to the Year 2000 issue),and the monetary policies of various countries.

                Three Months Ended June 30, 1999 Compared to
                      Three Months Ended June 30, 1998

     Corporate Results - Sales, Margins and Expenses

     Net sales (sales) in the second quarter of 1999 reached $115.8 million compared to $107.9 million in the second quarter of 1998. Sales increased 13.9% in Life Science and 3.1% in Clinical Diagnostics when compared to the second quarter of 1998. The growth in Life Science is attributed to its core products and especially to its imaging products. Clinical Diagnostics experienced growth in its diabetes and quality control product lines. Sales for the Analytical Instruments segment declined 5.1% in the second quarter of 1999 when compared to the prior year. The decline is attributed to the slowdown in the markets served by the Analytical Instruments segment, especially the market for semiconductor test and manufacturing instruments.

     Consolidated gross margins were 56.3% for the second quarter of 1999 compared to 54.5% for the second quarter of 1998 and 54.2% for all of 1998. Gross margins improved in each reporting segment. The improvements in Life Science gross margin are attributed to a stronger Japanese currency improving the U.S. dollar value of sales and improved manufacturing overhead absorption from increased sales volume. Analytical Instruments' margins improved from cost containment in response to the industry slowdown. Also the prior period included some one time costs to initiate its new direct European sales and service operations.

     Selling, general and administrative expense (SG&A) decreased to 36.1% of sales in the second quarter of 1999 from 38.4% of sales in the comparable period of 1998. Both Analytical Instruments and Clinical Diagnostics reduced SG&A spending in the second quarter of 1999 when compared to 1998. Life Science increased SG&A spending but at a rate half that of sales growth.

     Product research and development expense (R&D) increased 3% from the second quarter of 1998. Compared to the second quarter of 1998, both Life Science and Clinical Diagnostics increased R&D spending. Analytical Instruments reduced its R&D spending.

     Corporate Results - Non-Operating Items

     Interest expense has declined consistent with lower average borrowings when compared to the second quarter of 1998. Investment income in both years includes gains on sales of marketable securities; however, as planned, investment activity in 1999 has decreased since the size of the marketable securities portfolio was reduced in 1998. Net other income and expense in both years includes net goodwill amortization and non-operating legal costs.

     The Company's effective tax rate was 29% for the second quarter of both 1999 and 1998. The tax rate for both years reflects the utilization of loss carryforwards, foreign sales corporation benefits and foreign tax credits. These benefits are not expected to continue indefinitely and, subject to completion of the PSD acquisition, may change. No determination of the impact to the Company's effective tax rate from the pending acquisition has been made.
                              8

                       Six Months Ended June 30, 1999
                 Compared to Six Months Ended June 30, 1998

     Corporate Results - Sales Margins and Expenses

     Sales in the first half of 1999 were $241.5 million compared to $224.1 million in the first half of 1998, an increase of 7.8%. For the first half of 1999, the effect from a slightly weakened U.S. dollar added $1.0 million to sales, when compared to sales based upon the 1998 exchange rates. Sales increased 11.8% for Life Science and 7.5% for Clinical Diagnostics. Sales of the Company's Analytical Instruments declined 5.1%. Life Science sales increased in its core products and its imaging products. Clinical Diagnostics sales grew in its quality control and diabetes product lines. The market remains slow for the Company's Analytical Instruments segment, especially semiconductor test and manufacturing equipment.

     Consolidated gross margins were 56.1% for the first six months of 1999 compared to 54.9% for the first six months of 1998 and 54.2% for all of 1998. Life Science margins improved on better than planned sales, which caused an improvement in overhead absorption, and a strengthening Japanese Yen, which translates to an improvement in U.S. dollar sales value. Clinical Diagnostics improvements are related to reducing manufacturing expenses and activities related to a developing product line. Analytical Instruments margins improved on lower sales due to continuing cost reductions.

     SG&A decreased to 35.1% of sales in the first half of 1999 from 36.9% of sales in the comparable period of 1998. To improve overall profitability, one of the long-term objectives of management is to control SG&A growth as a fraction of sales growth. The Life Science segment grew SG&A expenditures at only 60% of sales growth. Clinical Diagnostics expenditures were virtually unchanged and Analytical Instruments expenditures declined for the first six months of 1999.

     Consolidated R&D increased 4% in the first half of 1999 compared to the first half of 1998. Life Science and Clinical Diagnostics each expended R&D investments in line with overall profit goals. Analytical Instruments R&D expenditures declined principally in the semiconductor product line where the slowdown in semiconductor capital spending affords the opportunity to balance R&D expenditures with current sales activity.

     Corporate Results - Non-operating Items

     Interest expense was $1.7 million, a slight decline from the prior year, as a result of lower average borrowings.

     Investment income includes gains on sales of marketable securities and interest income from short term investments.
     Investment income in both years includes gains on sales of marketable securities, however, as planned, investment activity in 1999 has decreased since the size of the marketable securities portfolio was reduced in 1998.

     Net other income and expense in the first half of 1999 and 1998 includes goodwill amortization and non-operating legal costs.

     The Company's effective tax rate is unchanged at 29% for the first half of 1999. The tax rate for both years reflects the utilization of loss carryforwards, foreign sales corporation benefits and foreign tax credits. These benefits are not expected to continue indefinitely and, subject to completion of the PSD acquisition, may change. No determination of the impact to the Company's effective tax rate from the pending acquisition has been made.

     Financial Condition

     At June 30, 1999, the Company had available $11.6 million in cash and cash equivalents, $58.0 million under its principal revolving credit agreement and marketable securities with a market value of $6.9 million, a majority of which could be readily converted to cash. Operating activities and cash on hand provided the Company with the cash flow necessary to support current investing and financing activities.

     On July 3, 1999, the Company reached an agreement to purchase PSD and its holdings including some ancillary assets from Sanofi-Synthlabo S.A. and Institut Pasteur (see Note 7). The purchase price, including repayment of PSD's outstanding debt, shall not exceed $210 million. Bio-Rad has received a commitment for $300 million in new credit facilities to finance the acquisition. At the date of closing, estimated to be October 1, 1999, the Company will be substantially leveraged and the amount of debt could materially impact the financial condition of the Company should management's plan for operating the new entity not be successful. The lender will place conditions on the loans which could limit the Company's ability to: borrow further, service this and other debt, make expenditures for capital improvements, pay dividends, repurchase the Company's own stock and/or make strategic and tactical investments in support of operating the business.

     At June 30, 1999, consolidated accounts receivable decreased by $1.0 million from December 31, 1998. This reflects an increase of $3.9 million offset by foreign exchange rate decline of $4.9 million. The increase is a result of second quarter 1999 sales being weighted more heavily toward the end of the period when compared to the fourth quarter of 1998.

     At June 30, 1999, consolidated net inventories were $0.7 million lower than at December 31, 1998. As planned, inventory increased in the Clinical Diagnostics segment. Inventory for the Clinical Diagnostics controls business, a growth area for the Company, has long lead times and large infrequent batch production which is necessary to meet customers requirements. This increase was offset by a decline from foreign exchange rate. Management continues to monitor inventory levels and regularly reviews the impact of obsolescence in current inventory caused by the introduction of new products.

     Net capital expenditures totaled $11.0 million for the first half of 1999 compared to $8.2 million in the first half of 1998.
     Capital expenditures include additions of reagent rental equipment placed with Clinical Diagnostic customers who then commit to purchasing the Company's diagnostic reagents for use.

     The Company has received several offers to sell its owned facility located in Cambridge, Massachusetts. The facility currently houses a portion of the manufacturing and distribution for the Analytical Instruments segment which will require relocation if the building is ultimately sold.

     The Board of Directors has authorized the Company to repurchase up to $18 million of common stock over an indefinite period of time. From July 1996 through June 1999, the Company has repurchased 567,786 shares of Class A common stock and 30,000
     shares of Class B common stock for a total of $14.1 million.   It
     is contemplated that when the PSD acquisition financing is completed, the Company's ability to repurchase its own stock could be limited under the terms of any agreement.

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

     Bio-Rad currently operates in a decentralized processing environment. The Company, with the assistance of outside consultants and contractors, is well underway with phased identification, remediation, replacement, validation and notification processes to minimize the potential disruption to business from information technology and non-information technology systems. The project start-up, inventory and assessment phases are generally complete. For each location remediations or scheduled replacements will be completed prior to the Year 2000 deadline where significant.

     Bio-Rad's manufactured products have also been undergoing assessment for Year 2000 readiness. Customers and investors can review the Year 2000 readiness status of the Company's products on its web site, http://www.bio-rad.com.

     The Company has identified significant suppliers and is requesting information from them regarding the Year 2000 readiness of their products or services. The Company has not yet received enough responses and now expects certain suppliers not to confirm compliance or to respond timely. A material adverse impact may not be avoided. It is not possible at this time to value the amount of business that might be lost as a result of Bio-Rad's business partners' failure to deliver products and services after December 31, 1999. Additionally, global infrastructure comprised of banking, transportation, communication, power generation and ordinary and necessary governmental activities are critical to the Company's operations. Should any of these suppliers not be fully functional after 1999 the negative impact to the Company would be significant and material.

     The expenditures required in 1998 and 1999 to replace and remediate Year 2000 non-compliant Bio-Rad information technology systems, including equipment, is estimated at $8 million and primarily deals with distribution system capabilities worldwide. Approximately 85% of these costs have been incurred to date. Hardware and software purchased and installed in connection with these projects will provide both Year 2000 readiness and significant additional functionality. Manufacturing systems have been remediated at a cost that is not material to Bio-Rad overall; these costs were included in operating results in 1997 and 1998. While some systems enhancements or modifications have been delayed to allow for the more significant Year 2000 remediation to be completed, weighing both cost and benefit, Bio-Rad management believes its response is prudent.

     The Company as of this date has not identified the "most likely worst case Year 2000 scenario." That scenario will be largely dependent on the Company's significant worldwide suppliers and its assessment of preparedness of the global infrastructure, including multiple national governments. During the remainder of 1999 the Company will formulate and review additional contingency plans based on the aforementioned significant supplier responses and global infrastructure preparedness. The Company is planning to organize a group solely to respond rapidly to Bio-Rad technical information processing and communication exceptions. Included is a reporting mechanism to accelerate to management those issues that might cause a deterioration in Bio-Rad's operations or competitiveness.

     New Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. The FASB has now delayed the implementation until 2001. This statement proposes to establish accounting and reporting standards requiring companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not expect the effect of adopting SFAS No. 133 to have a material effect on its financial statements.

     Item 3.   Quantitative and Qualitative Disclosures About Market
               Risk

     During the three months and six months ended June 30, 1999, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     PART II.  OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     The following documents are filed as part of this report:

     Exhibit No.

     27.1      Financial Data Schedule.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K for the quarter ended June 30, 1999.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   BIO-RAD LABORATORIES, INC.
                                         (Registrant)



     Date:  August 11, 1999   /s/ Thomas C. Chesterman
                              Thomas C. Chesterman, Vice President,
                                   Chief Financial Officer



     Date:  August 11, 1999   /s/ James R. Stark
                              James R. Stark, Corporate Controller