Form 10-Q
period 1999-09-30
BIO RAD LABORATORIES INC
filed 1999-11-12
CIK 12208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1999.

                                   OR

   __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________  to  ____________.

                       Commission file number 1-7928

                         BIO-RAD LABORATORIES, INC.
         (Exact name of registrant as specified in its charter)

         Delaware                                   94-1381833
   (State or other jurisdiction                    (I.R.S. Employer
    of incorporation)                              Identification No.)

       1000 Alfred Nobel Drive, Hercules, California 94547
   (Address of principal executive offices)       (Zip Code)

   Registrant's telephone number, including area code   (510) 724-7000


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

                                                   Shares Outstanding
              Title of each Class                  at October 31, 1999
              Class A Common Stock,
               Par Value $1.00 per share           9,977,762

              Class B Common Stock,
               Par Value $1.00 per share           2,484,816


  PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements



                                    BIO-RAD LABORATORIES, INC.

                           Condensed Consolidated Statements of Income
                              (In thousands, except per share data)
                                           (Unaudited)

                                                    Three Months Ended     Nine Months Ended
                                                       September 30,         September 30,
                                                      1999      1998        1999        1998

   NET SALES . . . . . . . . . . . . . . . . . .    $113,527  $ 98,982    $355,059    $323,054

   Cost of goods sold  . . . . . . . . . . . . .      51,899    45,405     158,008     146,544

   GROSS PROFIT  . . . . . . . . . . . . . . . .      61,628    53,577     197,051     176,510

   Selling, general and administrative expense .      43,618    41,042     128,440     123,610

   Product research and development expense  . .      10,999    10,243      32,449      30,784

   INCOME FROM OPERATIONS  . . . . . . . . . . .       7,011     2,292      36,162      22,116

   Interest expense  . . . . . . . . . . . . . .        (755)     (941)     (2,458)     (2,817)

   Investment income, net. . . . . . . . . . . .         516     1,955         939       7,585

   Other, net  . . . . . . . . . . . . . . . . .        (815)     (577)     (2,520)     (1,722)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       5,957     2,729      32,123      25,162

   Provision for income taxes  . . . . . . . . .       1,704       791       9,187       7,297

   NET INCOME  . . . . . . . . . . . . . . . . .    $  4,253  $  1,938    $ 22,936    $ 17,865
                                                    ========  ========    ========    ========

   Basic earnings per share:
      Net income . . . . . . . . . . . . . . . .       $0.35     $0.16       $1.89       $1.46
                                                    ========  ========    ========    ========
      Weighted average common shares . . . . . .      12,111    12,302      12,105      12,259
                                                    ========  ========    ========    ========
   Diluted earnings per share:
      Net income . . . . . . . . . . . . . . . .       $0.35     $0.16       $1.89       $1.44
                                                    ========  ========    ========    ========

      Weighted average common shares . . . . . .      12,195    12,394      12,164      12,381
                                                    ========  ========    ========    ========

   The accompanying notes are an integral part of these statements.

                             BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)

                                                             September 30,   December 31,
                                                                   1999           1998
                                                              (Unaudited)
   ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . . . . .      $ 11,826        $ 10,081
   Accounts receivable . . . . . . . . . . . . . . . . . . .       105,213         106,010
   Inventories . . . . . . . . . . . . . . . . . . . . . . .        96,385          92,411
   Prepaid expenses, taxes and other current assets. . . . .        26,927          26,887
      Total current assets . . . . . . . . . . . . . . . . .       240,351         235,389

   Net property, plant and equipment . . . . . . . . . . . .        85,005          82,130
   Marketable securities . . . . . . . . . . . . . . . . . .         1,539           6,174
   Other assets  . . . . . . . . . . . . . . . . . . . . . .        49,236          43,606
        Total assets . . . . . . . . . . . . . . . . . . . .      $376,131        $367,299
                                                                  ========        ========

   LIABILITIES AND STOCKHOLDERS' EQUITY:
   Notes payable and current maturities of long-term debt. .      $  9,747         $ 9,393
   Accounts payable  . . . . . . . . . . . . . . . . . . . .        22,348          26,706
   Accrued payroll and employee benefits . . . . . . . . . .        30,379          27,351
   Sales, income and other taxes payable . . . . . . . . . .         2,059           6,396
   Other current liabilities . . . . . . . . . . . . . . . .        27,541          27,398

      Total current liabilities  . . . . . . . . . . . . . .        92,074          97,244
   Long-term debt, net of current maturities . . . . . . . .        35,367          42,339
   Deferred tax liabilities  . . . . . . . . . . . . . . . .        14,494          13,382

      Total liabilities  . . . . . . . . . . . . . . . . . .       141,935         152,965
   STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding  . . . . . . . . . . . . .            --              --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 9,977,762 at September 30, 1999
     and 9,973,679 at December 31, 1998  . . . . . . . . . .         9,978           9,974
   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 2,484,816 at September 30, 1999
     and 2,452,899 at December 31, 1998  . . . . . . . . . .         2,485           2,453
   Additional paid-in capital  . . . . . . . . . . . . . . .        18,779          18,523
   Class A treasury stock, 348,080 shares at September 30, 1999
     and 306,368 shares at December 31, 1998 at cost . . . .        (7,670)         (7,047)
   Retained earnings . . . . . . . . . . . . . . . . . . . .       212,201         189,838
   Accumulated other comprehensive income:
      Currency translation . . . . . . . . . . . . . . . . .        (1,540)             92
      Net unrealized holding gain (loss)on marketable
        securities . . . . . . . . . . . . . . . . . . . . .           (37)            501

      Total stockholders' equity . . . . . . . . . . . . . .       234,196         214,334
         Total liabilities and stockholders' equity  . . . .      $376,131        $367,299
                                                                  ========        ========

   The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                           1999        1998
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . .            $350,345    $323,661
        Cash paid to suppliers and employees . . . . . . . .            (311,890)   (298,711)
        Interest paid. . . . . . . . . . . . . . . . . . . .              (2,508)     (2,680)
        Income tax payments. . . . . . . . . . . . . . . . .             (12,987)     (6,580)
        Miscellaneous receipts (payments). . . . . . . . . .                 (47)        170
        Net cash provided by operating activities. . . . . .              22,913      15,860

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . .             (17,809)    (14,415)
        Purchases of marketable securities and investments .              (2,148)    (17,922)
        Sales of marketable securities and investments . . .               6,230      13,791
        Foreign currency hedges, net . . . . . . . . . . . .               1,585          20
        Net cash used in investing activities. . . . . . . .             (12,142)    (18,526)

   Cash flows from financing activities:
        Net borrowings under line-of-credit arrangements . .                (143)       (400)
        Long-term borrowings . . . . . . . . . . . . . . . .              94,225     108,910
        Payments on long-term debt . . . . . . . . . . . . .            (103,032)   (109,345)
        Proceeds from issuance of common stock . . . . . . .                 292          58
        Treasury stock activity, net . . . . . . . . . . . .              (1,196)      1,156

        Net cash provided by (used in) financing activities.              (9,854)        379
   Effect of exchange rate changes on cash . . . . . . . . .                 828        (221)

   Net increase (decrease) in cash and cash equivalents. . .               1,745      (2,508)
   Cash and cash equivalents at beginning of period. . . . .              10,081      10,843

   Cash and cash equivalents at end of period. . . . . . . .             $l1,826     $ 8,335
                                                                         =======     =======
   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . .            $ 22,936    $ 17,865
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization. . . . . . . . . . .              16,589      15,276
          Foreign currency hedge transactions, net . . . . .              (1,585)        (20)
          Gains on disposition of marketable securities. . .                (870)     (7,518)
          (Increase) decrease in accounts receivable . . . .              (2,268)      1,622
          Increase in inventories  . . . . . . . . . . . . .              (4,800)     (5,451)
          Increase in other current assets . . . . . . . . .                (733)       (203)
          Increase (decrease) in accounts payable and other
            current liabilities. . . . . . . . . . . . . . .               1,126      (6,978)
          Increase (decrease) in income taxes payable. . . .              (5,232)      1,054
          Other. . . . . . . . . . . . . . . . . . . . . . .              (2,250)        213

   Net cash provided by operating activities . . . . . . . .            $ 22,913    $ 15,860
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

  2. INVENTORIES

  The principal components of inventories are as follows:


                                       September 30,  December 31,
                                           1999           1998
                                              (in thousands)
  Raw materials                          $ 26,168       $ 26,038
  Work in process                          19,404         21,614
  Finished goods                           50,813         44,759

                                         $ 96,385       $ 92,411
                                         ========       ========

  3. PROPERTY, PLANT AND EQUIPMENT

  The principal components of property, plant and equipment are as follows:

                                       September 30,   December 31,
                                            1999           1998
                                              (in thousands)
  Land and improvements                  $  8,057       $  8,057
  Buildings and leasehold
    improvements                           58,078         56,280
  Equipment                               138,873        133,838
                                          205,008        198,175
  Accumulated depreciation               (120,003)      (116,045)

  Net property, plant and equipment      $ 85,005       $ 82,130
                                         ========       ========


  4.   LONG TERM DEBT

  The Company entered into a $200 million credit facility (consisting of a $100 million term loan and a $100 million revolving credit line) on September 30, 1999, replacing the $100 million credit agreement previously in place. The new facility provides for borrowings on a secured basis through September 30, 2004. Interest is based upon the Eurocurrency rate, the Federal Funds Effective rate or Bank One's base rate.

  The Company also entered into a $100 million Senior Subordinated Credit Agreement on September 30, 1999. This agreement has a one year term and provides for an automatic rollover for an additional term expiring September 30, 2005. The agreement requires warrants to be placed in escrow equal to 10% of the Company's fully diluted stock. The lenders are entitled to receive these warrants in 25% quarterly increments beginning April 1, 2000. The warrants entitle the holder to purchase the Company's stock at 10% over the September 30, 1999 closing stock price. The warrants expire September 30, 2009. Interest is based upon LIBOR plus 6.0% for the first 180 days of the agreement. The incremental rate increases 0.5% every quarter thereafter to a maximum of 18.0%.

  The lenders have placed restrictions on the Company's ability to: borrow further, service this and other debt, make expenditures for capital improvements, pay dividends, repurchase the Company's own stock and/or make strategic and tactical investments in support of operating the business. The Company is also required to comply with certain financial ratios.

  5.   EARNINGS PER SHARE

  Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 84,000 and 92,000 shares, for the quarters ended September 30, 1999 and 1998, respectively.

  Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 59,000 and 122,000 shares, for the year-to-date periods ended
  September 30, 1999 and 1998, respectively.

  Options to purchase 262,000 and 140,000 shares of common stock were outstanding during 1999 and 1998, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. The options were still outstanding at September 30, 1999.

  6.   COMPREHENSIVE INCOME

  The components of the Company's total comprehensive income were:


                                              Three Months Ended    Nine Months Ended
                                                 September 30,        September 30,
                                               1999        1998      1999       1998
                                                          (in thousands)
    Net income                               $ 4,253      $ 1,938   $22,936    $17,865
    Currency translation adjustments           1,670        1,828    (1,632)       851
    Net unrealized holding gains (losses)       (404)        (739)       82        696
    Reclassification adjustments for
      gains included in net income              (367)      (1,337)     (620)    (5,337)

    Total comprehensive income               $ 5,152      $ 1,690   $20,766    $14,075


  7.   SEGMENT INFORMATION

  Information regarding industry segments for the three months ended September 30, 1999 and 1998 is as follows (in thousands):

                                     Life         Clinical    Analytical
                                   Science      Diagnostics   Instruments
  Segment net sales         1999   $53,416        $45,478       $15,002
                            1998    48,040         40,049        12,163

  Segment profit (loss)     1999   $ 1,976        $ 5,091       $   180
                            1998     1,124          3,988        (2,802)


  Information regarding industry segments for the nine months ended September 30, 1999 and 1998 is as follows (in thousands):


                                  Life      Clinical     Analytical
                                Science   Diagnostics    Instruments
  Segment net sales        1999 $169,477   $138,111       $49,116
                           1998  151,821    126,228        48,121

  Segment profit (loss)    1999 $ 13,708    $20,772       $   942
                           1998    9,366     14,565        (3,424)


  Inter-segment sales are primarily between Life Science and Clinical Diagnostics and are priced to give Life Science a representative gross margin. The following reconciles total segment profit to consolidated income before taxes:


                                          Three Months Ended     Nine Months Ended
                                            September 30,         September 30,
                                          1999         1998      1999        1998
                                                        (in thousands)
    Total segment profit                $7,247       $2,313       $35,422  $20,507

    Gross profit on inter-segment sales   (176)        (671)         (813)  (1,575)
    Net corporate operating, interest
     and other expense not allocated
     to segments                        (1,630)        (868)       (3,425)  (1,355)
    Investment income, net                 516        1,955           939    7,585

    Consolidated income before taxes    $5,957       $2,729       $32,123  $25,162
                                        ======       =======      =======  =======

  8.  SUBSEQUENT EVENT

  On October 1, 1999, Bio-Rad acquired Pasteur Sanofi Diagnostics S.A., a French corporation ("PSD"), from its shareholders, Sanofi-Synthelabo S.A. and Institut Pasteur. Bio-Rad acquired 100% of the capital stock of PSD (and certain ancillary assets and assumed liabilities related to PSD) for a purchase price, subject to post-closing adjustments, not to exceed $210 million. The cash purchase price was financed through a $200 million credit facility and a $100 million Senior Subordinated Credit Agreement (see Note 4).

  The acquisition of PSD and the related financing were recorded as of October 1, 1999, the effective date of the transaction.

      ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

      This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 1998. Pro-forma information regarding the acquisition of Pasteur Sanofi Diagnostics S.A.("PSD") is included in the Company's Form 8-K dated October 1, 1999.

      The following table shows operating income and expense items as a percentage of net sales:


                       Three Months Ended  Nine Months Ended     Year Ended
                          September 30,       September 30,     December 31,
                         1999      1998      1999      1998         1998
 Net sales              100.0     100.0     100.0     100.0        100.0
  Cost of goods sold     45.7      45.9      44.5      45.4         45.8
 Gross profit            54.3      54.1      55.5      54.6         54.2

 Selling, general and
  administrative         38.4      41.5      36.2      38.3         37.8

 Product research and
  development             9.7      10.3       9.1       9.5          9.4

 Income from operations   6.2       2.3      10.2       6.8          7.0
                        =====     =====     =====     =====        =====
 Net Income               3.7       2.0       6.5       5.5          5.5
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

              Three Months Ended September 30, 1999 Compared to
                    Three Months Ended September 30, 1998


      Corporate Results - Sales, Margins and Expenses

      Net sales (sales) in the third quarter of 1999 reached $113.5 million compared to $99.0 million in the third quarter of 1998. Sales increased 11.2% in Life Science, 13.6% in Clinical Diagnostics, and 23.3% in Analytical Instruments when compared to the third quarter of 1998. The growth in Life Science is attributed to a broad line of core products, especially molecular biology devices, imaging products and process chromatography. Clinical Diagnostics experienced growth in its quality control product lines and its diabetes line. The increase in Analytical Instruments is attributed to the Company's semiconductor test and manufacturing instruments, which were adversely impacted during an industry slowdown for most of the second half of 1998.

      Consolidated gross margins were 54.3% for the third quarter of 1999 compared to 54.1% for the third quarter of 1998 and 54.2% for all of 1998. Gross margins were virtually unchanged in Life Science, rose significantly in Analytical Instruments and declined in Diagnostics. The improvements in Analytical Instruments gross margin are attributed to increased sales volume absorbing manufacturing overhead costs, and a stronger Japanese currency improving the average US dollar sales price received. Clinical Diagnostics margins were impacted by rising costs for purchased equipment bought in a foreign currency and increases in the placement of reagent rental equipment, as this segment's "next generation" diabetes testing equipment replaces instruments previously fully depreciated.

      Selling, general and administrative expense (SG&A) decreased to 38.4% of sales in the third quarter of 1999 from 41.5% of sales in the comparable period of 1998. Both Analytical Instruments and Clinical Diagnostics had no increase in SG&A spending in the third quarter of 1999 when compared to 1998. Life Science increased SG&A spending but at a rate much slower than sales growth. The long-term goal for management remains a consistent gradual reduction in SG&A spending as a percent of sales.

      Product research and development expense (R&D) increased 7.3% in absolute dollars from the third quarter of 1998, but decreased overall as a percentage of sales. Compared to the third quarter of 1998, both Life Science and Clinical Diagnostics increased R&D spending. Analytical Instruments reduced its R&D spending.

      Corporate Results - Non-Operating Items

      Interest expense has declined consistent with lower average borrowings when compared to the third quarter of 1998. Borrowings will increase due to the purchase of PSD. Accordingly, interest expense will also increase significantly. Investment income in both years includes gains on sales of marketable securities. The third quarter of 1999 includes an additional reduction in the Company's marketable securities portfolio to reduce debt further prior to entering into the new credit facilities necessitated by the acquisition of PSD. Net other income and expense in both years includes net goodwill amortization and non-operating legal costs.

      The Company's effective tax rate was 29% for the third quarter of both 1999 and 1998. The tax rate for both years reflects the utilization of loss carryforwards, foreign sales corporation benefits and foreign tax credits. These benefits are not expected to continue indefinitely and, subject to completion of the PSD acquisition, will change. A determination of the impact to the Company's effective tax rate from the pending acquisition has not been completed; however, the rate may rise as limitations may be imposed on the deductibility of some level of interest expense and the amortization of certain intangibles.

               Nine Months Ended September 30, 1999 Compared to
                     Nine Months Ended September 30, 1998

      Corporate Results - Sales Margins and Expenses

      Sales for the nine month period ended September 30, 1999 were $355.1 million compared to $323.1 million in the comparable period of 1998, an increase of 9.9%. For the first nine months of 1999, the effect from a slightly weakened U.S. dollar added $1.7 million to sales, accounting for only 0.5% of the sales growth when compared to sales based upon the 1998 exchange rates. Sales have increased 11.6% for Life Science, 9.4% for Clinical Diagnostics, and 2.1% for Analytical Instruments. Life Science sales increased across a broad line of core products, especially its imaging products. Clinical Diagnostics sales continue to grow for its quality control and diabetes product lines. The Company's Analytical Instruments segment remains flat with the prior year as the first half of 1999 saw a decline that was offset by third quarter increases.

      Consolidated gross margins were 55.5% for the first nine months of 1999 compared to 54.6% for the first nine months of 1998 and 54.2% for all of 1998. Life Science margins improved slightly on better than planned sales. Clinical Diagnostics margins increased 1% due to a change in the product mix towards higher margin products. Analytical Instruments margins improved on higher sales and continued manufacturing overhead reductions.

      SG&A decreased to 36.2% of sales in the first nine months of 1999 from 38.3% of sales in the comparable period of 1998. To improve overall profitability, one of the long-term objectives of management is to control SG&A growth at a fraction of sales growth. The Life Science segment grew SG&A expenditures at only 66% of sales growth. Clinical Diagnostics expenditures remain virtually unchanged and Analytical Instruments expenditures declined for the first nine months of 1999.

      Consolidated R&D increased 5.4% for the first nine months of 1999 compared to the same period in 1998. Life Science and Clinical Diagnostics each increased R&D investments as planned.
      Analytical Instruments R&D expenditures declined across most product lines due to the slowdown in the markets served and the decision to adjust R&D expenditures to economic and market conditions.

      Corporate Results - Non-operating Items

      Interest expense was $2.5 million, a slight decline from the prior year, as a result of lower average borrowings. Borrowings will increase due to the purchase of PSD. Accordingly, interest expense will also increase significantly. Investment income includes gains on sales of marketable securities and interest income from short term investments. Investment income in both years includes gains on sales of marketable securities. The Company's portfolio was further reduced to lower total borrowings in preparation of the refinancing necessary to conclude the acquisition of PSD. Net other income and expense for the nine months ended September 30, 1999 and 1998 includes goodwill amortization and non-operating legal costs.

      The Company's effective tax rate is unchanged at 29% for the year ended September 30, 1999. The tax rate for both years reflects the utilization of loss carryforwards, foreign sales corporation benefits and foreign tax credits. No determination of the impact to the Company's effective tax rate from the acquisition of PSD has been completed; however, the rate may rise as limitations may be imposed on the deductibility of some level of interest expense and the amortization of certain intangibles.

      Financial Condition

      On July 3, 1999, the Company reached agreement to purchase PSD and all its holdings including some ancillary assets from Sanofi-Synthelabo S.A. and Institut Pasteur (see Note 8). The acquisition was completed on October 1, 1999.

      The Company became substantially leveraged as it entered into new credit facilities. The Company entered into a $200 million credit facility (consisting of a $100 million term loan and a $100 million revolving credit line) on September 30, 1999, replacing the $100 million credit agreement previously in place. The new facility provides for borrowings on a secured basis through September 30, 2004. Interest is based upon the Eurocurrency rate, the Federal Funds Effective rate or Bank One's base rate.

      The Company also entered into a $100 million Senior Subordinated Credit Agreement on September 30, 1999. This agreement has a one year term and provides for an automatic rollover for an additional term expiring September 30, 2005. The agreement requires warrants to be placed in escrow equal to 10% of the Company's fully diluted stock. The lenders are entitled to receive these warrants in 25% quarterly increments beginning April 1, 2000. The warrants entitle the holder to purchase the Company's stock at 10% over the September 30, 1999 closing stock price. The warrants expire September 30, 2009. Interest is based upon LIBOR plus 6.0% for the first 180 days of the agreement. The incremental rate increases 0.5% every quarter thereafter to a maximum of 18.0%.

      The lenders have placed restrictions on the Company's ability to: borrow further, service this and other debt, make expenditures for capital improvements, pay dividends, repurchase the Company's own stock and/or make strategic and tactical investments in support of operating the business. The Company is also required to comply with certain financial ratios. The amount of debt undertaken in connection with this acquisition could materially impact the financial condition of the Company should management's plan for operating the new entity not be successful.

      The Company as of October 1, 1999 had available approximately $50 million under its principal revolving credit agreement and cash and cash equivalents of approximately $12 million. Marketable securities have now been liquidated to a level the Company no longer considers material to its working capital needs.

      At September 30, 1999, consolidated accounts receivable decreased by $0.8 million from December 31, 1998. The decrease represents the net impact of a strengthened U.S. dollar lowering foreign denominated receivables and a seasonal slowdown in remittances attributed in part to summer holiday scheduling.

      At September 30, 1999, consolidated net inventories were $4.0 million higher than at December 31, 1998. As planned, inventory increased in the Clinical Diagnostics segment. Inventory for the Clinical Diagnostics controls business, a growth area for the Company, is characterized by long lead times and large infrequent batch production which is necessary to meet customers requirements.

      Net capital expenditures totaled $17.9 million for the first nine months of 1999 compared to $14.4 million for the same period of 1998. Capital expenditures include additions of reagent rental equipment placed with Clinical Diagnostic customers who then commit to purchasing the Company's diagnostic reagents for use.

      The Board of Directors has authorized the Company to repurchase up to $18 million of common stock over an indefinite period of time. From July 1996 through September 1999, the Company has repurchased 567,786 shares of Class A common stock and 30,000 shares of Class B common stock for a total of $14.1 million. The new credit facilities restrict the Company's ability to repurchase its own stock to an amount not to exceed $5 million in the aggregate in a fiscal year. Share repurchases made during the current fiscal year amount to $2.2 million.

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

      Bio-Rad currently operates in a decentralized processing environment. The Company, with the assistance of outside consultants and contractors, is well underway with phased identification, remediation, replacement, validation and notification processes to minimize the potential disruption to business from information technology and non-information technology systems. The project start-up, inventory and assessment phases are complete. Remediations or scheduled replacements will be completed for each location prior to the

      Year 2000 deadline where significant. The Company is reviewing in detail all aspects of the Year 2000 issue for the acquired operations of PSD. Currently, risks appear to be equivalent to those faced by Bio-Rad prior to the acquisition. No materially significant amounts need to be spent on the Year 2000 issue prior to December 31, 1999 as a result of the acquisition.

      Bio-Rad's manufactured products have also been undergoing assessment for Year 2000 readiness. Certain products Bio-Rad manufactured in the past are not Year 2000 compliant. We have instituted a program to replace relevant products.

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

      The expenditures required in 1998 and 1999 to replace and remediate Year 2000 non-compliant Bio-Rad information technology systems, including equipment, is estimated at $8 million and primarily deals with distribution system capabilities worldwide. Over 95% of these costs have been incurred to date. Hardware and software purchased and installed in connection with these projects will provide both Year 2000 readiness and significant additional functionality. Manufacturing systems have been remediated at a cost that is not material to Bio-Rad overall; these costs were included in operating results in 1997 and 1998. While some systems enhancements or modifications have been delayed to allow for the more significant Year 2000 remediation to be completed, weighing both cost and benefit, Bio-Rad management believes its response is prudent.

      The Company as of this date has not identified the "most likely worst case Year 2000 scenario." That scenario will be largely dependent on the Company's significant worldwide suppliers and its assessment of preparedness of the global infrastructure, including multiple national governments. During the remainder of 1999 the Company will formulate and review additional contingency plans based on the aforementioned significant supplier responses and global infrastructure preparedness. The Company has organized a group solely to respond rapidly to Bio-Rad technical information processing and communication exceptions. The Group is expected to implement a reporting mechanism to quickly inform management about those issues that might cause a deterioration in Bio-Rad's operations or our ability to compete effectively.

      New Financial Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. The FASB has now delayed implementation to fiscal years beginning after June 15, 2000. This statement proposes to establish accounting and reporting standards requiring companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including future interpretive guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company does not expect the adoption of SFAS No. 133 to have a material effect on its financial statements.

      Item 3.   Quantitative and Qualitative Disclosures About Market
                Risk

      During the three months and nine months ended September 30, 1999, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. As a result of the new credit facilities, Bio-Rad has become increasingly exposed to increases in interest rates. The Company will be undertaking a review of its options to fix a portion of its variable interest rate long-term debt during the next several quarters.

      PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

      The following documents are filed as part of this report:

      Exhibit No.

       4.1 Credit Agreement dated as of September 30, 1999 among Bio-Rad Laboratories, Inc., the lenders named therein,

                Banc One, N.A., as Administrative Agent, ABN AMRO Bank N.V. as Syndication Agent, and Union Bank of
                California, N.A. as Documentation Agent. Incorporated by reference from the Exhibit 4.1 to the Company's Form 8-K, dated October 1, 1999.

       4.2 Senior Subordinated Credit Agreement dated as of September 30, 1999 among Bio-Rad Laboratories, Inc., the lenders named therein and Banc One Capital Markets, Inc., as Agent. Incorporated by reference from Exhibit 4.2 to the Company's Form 8-K, dated October 1, 1999.

       4.3 Warrant Agreement among Bio-Rad Laboratories, Inc. and Banc One Capital Markets, Inc. dated as of
                September 30, 1999.

      27.1      Financial Data Schedule.


      (b)  Reports on Form 8-K

      Bio-Rad filed Form 8-K dated July 5, 1999, announcing that Bio-Rad Sanofi-Synthelabo S.A. (Sanofi) and Institut Pasteur (IP) have executed an agreement pursuant to which Bio-Rad shall acquire Pasteur Sanofi Diagnostics S.A. from Sanofi and IP for an aggregate purchase price not to exceed $210.00 million in cash.