Form 10-Q/A
period 1999-09-30
BIO RAD LABORATORIES INC
filed 1999-11-15
CIK 12208

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

                                        BIO-RAD LABORATORIES, INC.
                                              (Registrant)



          Date:  November 12, 1999 /s/ Thomas C. Chesterman
                                   Thomas C. Chesterman, Vice President,
                                        Chief Financial Officer



          Date:  November 12, 1999 /s/ James R. Stark
                                   James R. Stark, Corporate Controller