Form 10-K
period 1999-12-31
BIO RAD LABORATORIES INC
filed 2000-03-29
CIK 12208

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

   Securities registered pursuant to Section 12(b) of the Act:
                                                                                  Market Value on
                                 Name of Each Exchange    Shares Outstanding   March 1, 1999 of Stocks
       Title of Each Class        on Which Registered       March 1, 1999       Held by Non-Affiliates
       -------------------       ---------------------    ------------------   ------------------------
   Class A Common Stock
    Par Value $1.00 per share   American Stock Exchange      9,977,862           $242,363,239

   Class B Common Stock
    Par Value $1.00 per share   American Stock Exchange      2,500,266           $ 10,215,330

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

            Document                             Form 10-K Parts
   _________________________________________    ____________________
   (1) Annual Report to Stockholders for the
       fiscal year ended December 31, 1999
       (specified portions)                           I, II, IV
   (2) Definitive Proxy Statement to be mailed
       to stockholders in connection with the
       registrant's 2000 Annual Meeting of
       Stockholders (specified portions)                 III

                                P A R T  I
    ITEM 1. BUSINESS

    General

    Founded in 1957, Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company") was initially engaged in the development and production of specialty chemicals used in biochemical, pharmaceutical and other life science research applications. In 1967, the Company entered the field of clinical diagnostics with the development of its first test kit based on separation techniques and materials developed for life science research. Recognizing that the fields of clinical diagnostics and life science research were evolving toward more automated techniques, Bio-Rad expanded into the field of analytical and measuring instrument systems through internal research and development efforts and acquisitions in the late 1970's and 1980's.

    As Bio-Rad broadened its product lines, it also expanded its geographical market. The Company controls its distribution channels in thirty countries outside the U.S.A. through subsidiaries whose primary focus is customer service and product distribution.

    During 1996 and 1997, the Company made five acquisitions. The assets acquired from Chiron Diagnostics Corporation and Chiron Corporation on December 5, 1997, enhanced the product line offering for diagnostic controls. The remaining acquisitions broadened product line offerings within the Analytical Instruments and Life Science segments.

    On October 1, 1999 Bio-Rad acquired the stock of Pasteur Sanofi Diagnostics ("PSD") and the rights to certain ancillary assets for $210 million. PSD was founded by the Institut Pasteur to commercialize its diagnostic research, and holds certain exclusive licenses from the Institut Pasteur in the HIV and infectious disease diagnostic product market. PSD also expanded the geographic reach and market penetration for the Company's product particularly in Latin America, Africa and France.

    Bio-Rad manufactures and supplies the life science research, healthcare, analytical chemistry, semiconductor and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

    Description of Business

    Business Segments

    The Company operates in three industry segments designated Life Science, Clinical Diagnostics and Analytical Instruments. Each operates in both the U.S. and international markets. For a description of business and financial information on industry and geographic segments, see Note 13 on pages 19 through 22 of
    Exhibit 13.1, which is incorporated herein by reference.

    Life Science Segment.

    Life science is the study of the characteristics, behavior, and structure of living organisms and their component systems. Life science researchers use a variety of products and systems-- including reagents, instruments, software and apparatus-- to advance the study of life processes, drug discovery and biotechnology, primarily within a laboratory setting.

    We focus on selected segments of the life science market-- laboratory devices, biomaterials, imaging products and microscopy systems-- for which we estimate 1999 worldwide sales totaled approximately $1.6 billion. The primary technological applications that we supply to these segments are diverse and consist of electrophoresis, image analysis and microplate readers, chromatography, gene transfer and sample preparation and amplification. The primary end-users in our sectors of the market are universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers and biotechnology researchers.

    Clinical Diagnostics Segment.

    The clinical diagnostics industry encompasses a broad array of technologies incorporated into a variety of tests used to detect, identify and quantify substances in blood or other bodily fluids and tissues. The test results are used as aids for medical diagnosis, detection, evaluation, monitoring and treatment of diseases and other medical conditions. The bulk of tests are performed in vitro (literally, "in glass"), while the remainder consists of in vivo ("in the body") tests. The most common type of in vitro tests are routine chemistry tests that measure important health parameters, such as glucose, cholesterol or sodium, as part of routine blood checks. A second type of diagnostic tests, on which we focus, are more specialized and require more sophisticated equipment and materials than do routine tests. These specialized tests are also lower-volume and higher-priced than routine tests. We estimate that in 1999, sales to the global clinical diagnostics industry totaled approximately $20 billion.

    The primary end-users in the areas of the clinical diagnostics industry we target are hospital laboratories, reference laboratories, physician office laboratories, government agencies and other diagnostics manufacturers.

    Analytical Instruments Segment.

    The analytical instruments segment develops, manufacturers, sells and services FT-IR spectroscopy systems, semiconductor tests and manufacturing instruments, spectral reference publications and software.

    Spectrometers measure the infrared spectra of materials, providing quantitative and qualitative information about their chemical composition. The primary end-users for spectrometers are scientists and researchers in a wide range of industries, including chemicals, pharmaceuticals, biotechnology and food. Applications for the products are varied but range from general analytical purposes to research and development and quality control.

    Our semiconductor division designs, manufactures, and sells instruments and systems that measure the critical dimensions of integrated circuits ("ICs") and the characterization of silicon wafers and compound semiconductor materials. The primary end-users for these instruments and systems include IC, silicon substrate and compound semiconductor manufacturers, as well as universities and research institutes.

    The primary end-users for spectral databases, chemists and spectroscopists, use them to identify a sample through the spectrum it produces against a spectra of known compounds. A variety of market segments use these products, including the chemical, pharmaceutical, biotechnology, forensic and environmental chemistry industries, as well as academic researchers.

    Raw Materials and Components

    The Company utilizes a wide variety of chemicals, biological materials, electronic components, machined metal parts, optical parts, minicomputers and peripheral devices. Most of these materials and components are available from numerous sources and the Company has not experienced difficulty in securing adequate supplies.


    Patents and Trademarks

    We own numerous U.S. and international patents and patent licenses. We believe, however, that our ability to develop and manufacture our products depends primarily on our knowledge, technology and special skills. Under several patent license agreements, we pay royalties on the sales of certain products. We view these patents and license agreements as valuable assets.

    The clinical diagnostics segment has a broad portfolio of intellectual property which it uses to advance and promote its competitive position within the market of blood viruses, bacteriology, immuno-hematology, infectious diseases and cardiovascular testing. Its portfolio is comprised of owned patents, patent rights licensed from Institut Pasteur and other rights secured under third-party licensing agreements. Additionally, this segment has a wide array of patents and patent applications which are owned and licensed in the area of HIV testing. These include patents on purified virus proteins, antigens used for detection of HIV, monoclonal antibodies, cloned DNA sequences, primers and probes.

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

    Our customer base is broad and diversified. In 1999, no single customer accounted for more than 2% of our total net sales. Our sales are affected by certain external factors. For example, a number of our customers, particularly in the life science segment, are substantially dependent on government grants and research contracts for their funding, and a portion of the analytical instruments segment depends on contracts with large semiconductor manufacturers. Thus, the loss of government funding or a large contract or a severe downturn in the semiconductor market would have a detrimental effect on the results of these segments.

    Most of the Company's international sales are generated by wholly-owned subsidiaries and their branch offices in Australia, Austria, Belgium, Canada, Denmark, England, Finland, France, Germany, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, Mexico, the Netherlands, New Zealand, Norway, People's Republic of China, Poland, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland and Thailand. Certain of these subsidiaries also have manufacturing facilities. While Bio-Rad's international operations are subject to certain risks common to foreign operations in general, such as changes in governmental regulations, import restrictions and foreign exchange fluctuations, the Company's international operations are principally in developed nations, which the Company regards as presenting no significantly greater risks to its operations than are present in the United States.

    Competition

    Most markets served by our product groups are competitive. Our competitors range in size from start-ups to large multinational corporations. Reliable independent information on sales and market share of products produced by our competitors is not generally available. We believe, however, based on our on marketing information, that while some competitors are dominant with respect to certain individual products, no one company, including us, is dominant with respect to a material portion of any segment of our business.

    Life Science Segment. Because of the breadth of its product lines, Life Science does not face the same competitor for all of its products. Competitors in this market include Amersham Pharmacia Biotech, Life Technologies, Qiagen, Zeiss and PE Applied Biosystems. We compete primarily on meeting performance specifications.

    Clinical Diagnostics Segment. Competitors in this segment range in size from small private companies to large multinational corporations. We compete only in very specific market niches and do not attempt to pursue the most competitive general diagnostics markets. We compete based on our technological ability to provide customers with very specific tests and believe we are usually a significant competitor within our market niche. Competitors include Abbott Laboratories, bioMerieux, Inc., Roche Diagnostics, BioChem Pharma, Inova, diaSorin and Medical Analysis Systems.

    Analytical Instruments Segment. We compete in the high-end analytical instruments market primarily on the basis of technology and features. Competitors in this segment include Nicolet Instruments (a division of Thermo Instruments) and EG&G (formerly Perkin-Elmer) in spectroscopy; and Hitachi and KLA-Tencor in semiconductor measurement instruments.

    Product Research and Development

    The Company conducts extensive product research and development activities in all areas of our business, employing approximately 475 people worldwide in these activities. Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future. Our research teams are continuously developing new products and new applications for existing products. In our development and testing of new products and applications, we consult with scientific and medical professionals at universities, hospitals and medical schools, and in industry, most notably with the Institut Pasteur. We spent approximately $51.2 million (excluding $15.5 million of purchased in-process research and development expense), $41.4 million and $46.4 million on research and development activities during the years ended December 31, 1999, 1998 and 1997, respectively.

    Regulatory Matters

    The manufacturing, marketing and labeling of certain of our products (primarily diagnostic products) are subject to regulation in the United States by the Center for Devices and Radiological Health of the United States Food and Drug Administration ("FDA") and in other jurisdictions by state and foreign government authorities. FDA regulations require that some new products have pre-marketing approval by the FDA and require certain products to be manufactured in accordance with "good manufacturing practices," to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations.

    As a multinational manufacturer and distributor of sophisticated instrumentation equipment, we must meet a wide array of electromagnetic compatibility and safety compliance requirements to satisfy regulations in the United States, the European Community and other jurisdictions. The FDA must approve an export permit application before companies can market products outside the U.S. prior to the products' receipts of FDA approval. The requirements relating to testing and trials, product licensing, pricing and reimbursement vary widely among countries.

    Our operations are subject to federal, state, local and foreign environmental laws and regulations that govern such activities as emissions to air and discharges to water, as well as handling and disposal practices for solid, hazardous and medical wastes. In addition to environmental laws that regulate our operations, we are also subject to environmental laws and regulations that create liabilities and clean-up responsibility for spills, disposals or other releases of hazardous substances into the environment as a result of our operations or otherwise impacting real property that we own or operate. The environmental laws and regulations also subject us to claims by third parties for damages resulting from any spills, disposals or releases resulting from our operations or at any of our properties.

    Employees

    At December 31, 1999, Bio-Rad had approximately 4,100 full-time employees. Fewer than 7% of Bio-Rad's 1,900 U. S. employees are covered by a collective bargaining agreement which will expire on November 7, 2002. Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements. The Company is currently working with the representative unions of these employees to achieve workforce reductions where duplication or redundancies exist as a result of
    the PSD acquisition.    Bio-Rad considers its employee relations
    in general to be good.


    ITEM 2. PROPERTIES

    We own our Corporate headquarters located in Hercules, California. The principal manufacturing and research locations for each segment are as follows:


                                           Approximate
    Segment        Location                Square Ftg.   Owned/Leased

    Life Science   Richmond, California      191,000     Owned/Leased
                   Hercules, California       95,400     Owned
                   Hemel Hempstead, England  102,000     Leased
                   Milan, Italy               50,000     Leased

    Clinical
    Diagnostics    Hercules, California      112,000     Owned/Leased
                   Irvine, California        137,000     Leased
                   Greater Seattle,
                     Washington              127,600     Owned/Leased
                   Lille, France             182,000     Owned
                   Paris, France             162,000     Leased
                   Munich, Germany            55,000     Leased
                   Nazareth-Eke, Belgium      30,000     Leased

    Analytical
    Instruments    Cambridge, Massachusetts   76,000      Owned
                   York, England             144,000      Owned
                   Philadelphia, Pennsylvania 28,000      Owned

    Most manufacturing and research facilities also house administration, sales and distribution activities. In addition, we lease office and warehouse facilities in a variety of locations around the world. The facilities are used principally for sales, service, distribution and administration for all three segments.

    The Life Science segment's Richmond, California distribution and instrument manufacturing facility lease expires in November 2000. While we are currently negotiating a renewal, the lease is not automatically renewable. The Marnes la Coquette facility near Paris, France which served as the corporate headquarters for PSD, as well as a significant manufacturing and research facility is currently being renegotiated as the lease expired December 31, 1999. In the interim, the space is being occupied on a month to month basis.

    We believe all of our other facilities are adequate to support our current and anticipated production requirements. Historically, adequate space to expand sales and distribution channels has been available and we have leased space as needed. We have received several offers to purchase our facility located in Cambridge, Massachusetts. This facility houses a portion of the manufacturing and distribution for the analytical instruments segment, which we will relocate if the building is sold.

    ITEM 3.  LEGAL PROCEEDINGS

    Note 12, "Legal Proceedings," appearing on page 19 of Exhibit
    13.1 is incorporated herein by reference.

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

    The Company subsequent to year-end, effective February 17, 2000 has sold $150 million of 11-5/8% Senior Subordinated Notes ("Notes") due February 15, 2007. The initial purchasers for the Notes were Warburg Dillon Read LLC and ABN Amro Incorporated.
    The offering price was 98.832% and the initial purchaser's discount was 3%. Proceeds before expenses were $143.8 million and were used to repay the $100 million Senior Subordinated Credit Agreement, retire $20 million of the $100 million term loan and with substantially all of the residual proceeds, reduce the amount outstanding under the revolving facility. The obligations under the notes are not secured, rank junior to all of our existing and future senior debt, rank equally with all of our existing and future senior subordinated debt and rank senior to all our existing and future subordinated indebtedness. Our current and future domestic subsidiaries that are material to our business guarantee the notes, but our foreign subsidiaries do not.

    The Notes have not been registered under the Securities Act. Accordingly the initial purchasers will offer the Notes only to "Qualified Institutional Buyers" as defined under Rule 144A of the Securities Act and non-U.S. persons outside the United States in reliance upon Regulation S of the Securities Act.


    ITEM 6.  SELECTED FINANCIAL DATA

    The table headed "Summary of Operations" appearing on page 1 of
    Exhibit 13.1 is incorporated herein by reference.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    The section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 25 through 33 of Exhibit 13.1 is incorporated herein by reference.

    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK

    The section headed "Financial Risk Management" appearing on page 32 of Exhibit 13.1 is incorporated herein by reference.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Notes thereto and the Report of Independent Public Accountants appearing on pages 1 through 33 of Exhibit 13.1 are incorporated herein by reference.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                               P A R T  III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive Proxy Statement mailed to stockholders in connection with the 2000 Annual Meeting of Stockholders ("the 2000 Proxy Statement") are incorporated herein by reference.

    ITEM 11.  EXECUTIVE COMPENSATION

    The sections labeled "Executive Compensation and Other
    Information," "Compensation of Directors," "Compensation
    Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors" and "Stock
    Performance Graph" of the 2000 Proxy Statement are incorporated herein by reference.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

    The section labeled "Principal and Management Stockholders" of the 2000 Proxy Statement is incorporated herein by reference.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section labeled "Compensation of Directors" of the 2000 Proxy Statement is incorporated herein by reference.

                               P A R T  IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K

    (a) 1. Index to Financial Statements

           The following Consolidated Financial Statements are included in the 1999 Annual Report and are incorporated herein by reference pursuant to Item 8:
                                                           Page in
                                                        Exhibit 13.1
           Consolidated Balance Sheets
           at December 31, 1999 and 1998                    2-3

           Consolidated Statements of Income
           for each of the three years in the
           period ended December 31, 1999                     4

           Consolidated Statements of Cash Flows
           for each of the three years in the period
           ended December 31, 1999                            5

           Consolidated Statements of Changes in
           Stockholders' Equity for each of the three
           years in the period ended December 31, 1999        6

           Notes to Consolidated Financial Statements      7-23

           Report of Independent Public Accountants          24

        2. Index to Financial Statement Schedule


                                                          Page in
                                                         Form 10-K

           Schedule II Valuation and Qualifying Accounts     12

           Report of Independent Public Accountants
           on Schedule II                                    13

           All other financial statement schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

        3. Index to Exhibits

           The exhibits listed in the accompanying Index to Exhibits on pages 15 and 16 of this report are filed or incorporated by reference as part of this report.

    (b)  Reports on Form 8-K

    Bio-Rad filed Form 8-K dated October 1, 1999, announcing that Bio-Rad completed the acquisition of 100% of the capital stock of Pasteur Sanofi Diagnostics from Sanofi-Synthelabo S.A. and Institut Pasteur pursuant to the terms of the Purchase Agreement (previously filed as Exhibit 2.1 to Form 8-K dated July 15, 1999).

                          BIO-RAD LABORATORIES, INC,.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1999, 1998 and 1997
                                (In thousands)


    Reserve for doubtful accounts receivable

                             Additions
                Balance at  Charged to                          Balance
                Beginning   Costs and                           at End
                 of Year     Expenses    Deductions   Other     of Year

    1999 . . .    $3,629      $3,123      $(2,449)    $5,279(A)  $9,582

    1998 . . .    $3,374      $1,616      $(1,361)    $    -     $3,629

    1997 . . .    $3,688      $1,088      $(1,402)    $    -     $3,374



    Valuation allowance for deferred tax assets

                                         Deductions
                 Balance at              Charged to              Balance
                 Beginning               Costs and               at End
                  of Year    Additions    Expenses     Other     of Year

    1999 . . . .   $5,342      $   --      $  (553)   $19,342(A) $24,131

    1998 . . . .   $3,285      $2,057      $    --    $    --     $5,342

    1997 . . . .   $5,572      $   --      $(2,287)   $    --     $3,285




    (A) Valuation arising from the acquisition of PSD.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

          To Bio-Rad Laboratories, Inc.

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bio-Rad Laboratories, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index, Item 14(a)2, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                           /s/ Arthur Andersen LLP
                                               ARTHUR ANDERSEN LLP



          San Francisco, California
           February 9, 2000

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

                                              Date:   March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Principal Executive Officer:

       /s/  David Schwartz         President and Director    March 28, 2000
          (David Schwartz)

     Principal Financial Officer:

       /s/  T. C. Chesterman       Vice President,           March 28, 2000
          (Thomas C. Chesterman)   Chief Financial Officer

     Principal Accounting Officer:

       /s/  James R. Stark         Corporate Controller      March 28, 2000
          (James R. Stark)

     Other Directors:

       /s/  James J. Bennett       Director                  March 28, 2000
          (James J. Bennett)

       /s/  Albert J. Hillman      Director                  March 28, 2000
          (Albert J. Hillman)

       /s/  Philip L. Padou        Director                  March 28, 2000
          (Philip L. Padou)

       /s/  Alice N. Schwartz      Director                  March 28, 2000
          (Alice N. Schwartz)

       /s/  Norman Schwartz        Director                  March 28, 2000
          (Norman Schwartz)

       /s/ Burton A. Zabin         Director                  March 28, 2000
          (Burton A. Zabin)

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

          The following documents are filed as part of this report:

          Exhibit No.

          3.1       Restated Certificate of Incorporation, as of
                    September 15, 1988. (1)

          3.2       Bylaws of the Registrant, as amended February 19,
                    1980. (2)

          4.1 Credit Agreement dated as of September 30, 1999 among Bio-Rad Laboratories, Inc., the lenders named therein, Bank One, N.A., as Administrative Agent, ABN Amro Bank N.V. as Syndication Agent and Union Bank of California, N.A. as Documentation Agent. (3)

          4.1.1 Amendment dated as of January 31, 2000, to the Credit Agreement dated as of September 30, 1999, by and among Bio-Rad Laboratories, Inc. the lenders named therein, and Bank One, N.A. as Agent.

          4.2 Senior Subordinated Credit Agreement dated as of September 30, 1999 among Bio-Rad Laboratories, Inc., the lenders named therein and Bank One Capital Markets, Inc., as agent. (3)

          4.4 Senior Subordinated Credit Agreement dated as of January 31, 2000 among Bio-Rad Laboratories, Inc., the lenders names therein and UBS AG, Stamford Branch, as Agent.

          4.5 The Indenture dated as of February 17, 2000 for 11.625% Senior Subordinated Notes due 2007 among Bio-Rad Laboratories, Inc., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee.

          4.6 The Registration Rights Agreement dated as of February 17, 2000 by and among Bio-Rad Laboratories, Inc. and Warburg Dillon Reed LLC and ABN AMRO Incorporated.

          10.4      1994 Stock Option Plan. (4)

          10.5      Amended and Restated 1988 Employee Stock Purchase Plan.
                    (5)

          10.6 Employees' Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (6)

          10.10 Non-competition and employment continuation agreement with James J. Bennett. (7)

          10.11     Employment and non-compete agreement with Dr. Burton A.
                    Zabin. (8)

          10.12     Split Dollar Life Insurance Agreement dated
                    September 17, 1999 between the Schwartz Irrevocable Descendants Trust and Bio-Rad Laboratories, Inc.

          13.1 Excerpt from Annual Report to Stockholders' for the fiscal year ended December 31, 1999, (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

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

          (3) Incorporated by reference from Exhibits to the Company's Form 8-K dated October 1, 1999.


          (4) Incorporated by reference from the Exhibits to the Company's Form S-8 filing, dated April 28, 1994.

          (5) Incorporated by reference from the Exhibits to the Company's September 30, 1998, Form 10-Q filing dated November 10, 1998.

          (6) Incorporated by reference from the Exhibits to the Company's September 30, 1997, Form 10-Q filing dated November 13, 1997.

          (7) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended December 31, 1996, dated March 26, 1997.

          (8) Incorporated by reference from the Exhibits to the Company's June 30, 1998, Form 10-Q filing dated August 6, 1998.