Form 10-Q
period 2000-03-31
BIO RAD LABORATORIES INC
filed 2000-05-15
CIK 12208

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2000.

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

                                                   Shares Outstanding
              Title of each Class                  at April 30, 2000
              Class A Common Stock,
               Par Value $1.00 per share           9,979,162

              Class B Common Stock,
               Par Value $1.00 per share           2,498,966


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.




                             BIO-RAD LABORATORIES, INC.

                      Condensed Consolidated Statements of Income
                        (In thousands, except per share data)
                                     (Unaudited)


                                                    Three Months Ended
                                                           March 31,
                                                       2000      1999
   NET SALES . . . . . . . . . . . . . . . . . .     $183,686  $125,738

   Cost of goods sold  . . . . . . . . . . . . .       86,720    55,556

   GROSS PROFIT  . . . . . . . . . . . . . . . .       96,966    70,182

   Selling, general and administrative expense .       60,718    43,017

   Product research and development expense  . .       17,871    10,534

   INCOME FROM OPERATIONS  . . . . . . . . . . .       18,377    16,631

   Interest expense  . . . . . . . . . . . . . .       (8,766)     (896)

   Investment income, net  . . . . . . . . . . .          288        74

   Other, net  . . . . . . . . . . . . . . . . .       (5,553)     (680)

   INCOME BEFORE TAXES . . . . . . . . . . . . .        4,346    15,129

   Provision for income taxes  . . . . . . . . .        1,391     4,327

   NET INCOME  . . . . . . . . . . . . . . . . .     $  2,955  $ 10,802
                                                     ========  ========

   Basic earnings per share:
        Net income . . . . . . . . . . . . . . .        $0.24     $0.89
                                                     ========  ========
        Weighted average common shares . . . . .       12,177    12,108
                                                     ========  ========
   Diluted earnings per share:
        Net income . . . . . . . . . . . . . . .        $0.24     $0.89
                                                     ========  ========
        Weighted average common shares                 12,256    12,123
                                                     ========  ========



   The accompanying notes are an integral part of these statements.

                               BIO-RAD LABORATORIES, INC.
                          Condensed Consolidated Balance Sheets
                            (In thousands, except share data)

                                                                 March 31,     December 31,
                                                                    2000           1999
                                                                (Unaudited)
    ASSETS:
    Cash and cash equivalents  . . . . . . . . . . . . . .        $ 15,321       $ 17,087

    Accounts receivable  . . . . . . . . . . . . . . . . .         189,574        193,898
    Inventories  . . . . . . . . . . . . . . . . . . . . .         136,287        126,277

    Prepaid expenses, taxes and other current assets . . .          41,101         41,455
       Total current assets  . . . . . . . . . . . . . . .         382,283        378,717

    Net property, plant and equipment  . . . . . . . . . .         126,134        125,942
    Marketable securities  . . . . . . . . . . . . . . . .           1,359          1,169

    Other assets . . . . . . . . . . . . . . . . . . . . .         161,586        163,034
         Total assets  . . . . . . . . . . . . . . . . . .        $671,362       $668,862
                                                                  ========       ========
    LIABILITIES AND STOCKHOLDERS' EQUITY:

    Notes payable and current maturities of long-term debt        $ 13,805       $ 21,960
    Accounts payable . . . . . . . . . . . . . . . . . . .          61,399         64,737

    Accrued payroll and employee benefits  . . . . . . . .          53,362         59,919
    Sales, income and other taxes payable  . . . . . . . .          12,797         14,086

    Other current liabilities  . . . . . . . . . . . . . .          44,591         41,819
       Total current liabilities . . . . . . . . . . . . .         185,954        202,521

    Long-term debt, net of current maturities  . . . . . .         258,062        239,211
    Deferred tax liabilities . . . . . . . . . . . . . . .           8,348          7,016

       Total liabilities . . . . . . . . . . . . . . . . .         452,364        448,748
    STOCKHOLDERS' EQUITY:

    Preferred stock, $1.00 par value, 2,300,000 shares
      authorized; none outstanding . . . . . . . . . . . .              --             --
    Class A common stock, $1.00 par value, 15,000,000 shares
      authorized; outstanding - 9,979,162 at March 31, 2000
      and 9,977,862 at December 31, 1999 . . . . . . . . .           9,979          9,978

    Class B common stock, $1.00 par value, 6,000,000 shares
      authorized; outstanding - 2,498,966 at March 31, 2000
      and 2,484,716 at December 31, 1999 . . . . . . . . .           2,500          2,485
    Additional paid-in capital . . . . . . . . . . . . . .          19,104         18,830

    Class A treasury stock, 272,500 shares at March 31, 2000
      and 335,450 shares at December 31, 1999 at cost  . .          (6,005)        (7,392)
    Retained earnings  . . . . . . . . . . . . . . . . . .         203,766        200,993

    Accumulated other comprehensive income:
      Currency translation . . . . . . . . . . . . . . . .         (10,553)        (4,741)

      Net unrealized holding gain (loss) on marketable securities      207            (39)
       Total stockholders' equity  . . . . . . . . . . . .         218,998        220,114

          Total liabilities and stockholders' equity . . .        $671,362       $668,862

                                                                  ========       ========


  The accompanying notes are an integral part of these statements.

                                    BIO-RAD LABORATORIES, INC.
                          Condensed Consolidated Statements of Cash Flows
                                          (In thousands)
                                            (Unaudited)

                                                                         Three  Months Ended
                                                                               March 31,

                                                                            2000       1999
    Cash flows from operating activities:
         Cash received from customers . . . . . . . . . . . . .          $183,781    $115,236
         Cash paid to suppliers and employees . . . . . . . . .          (176,672)   (108,512)
         Interest paid. . . . . . . . . . . . . . . . . . . . .            (7,353)       (914)
         Income tax payments  . . . . . . . . . . . . . . . . .            (2,676)     (2,776)
         Miscellaneous payments . . . . . . . . . . . . . . . .            (2,902)     (1,629)
         Net cash provided by (used in) operating activities. .            (5,822)      1,405

    Cash flows from investing activities:
         Capital expenditures, net. . . . . . . . . . . . . . .            (8,318)     (4,608)
         Purchases of marketable securities and investments . .              (376)       (632)
         Sales of marketable securities and investments . . . .               481         222
         Foreign currency hedges, net . . . . . . . . . . . . .             2,330       1,806
         Net cash used in investing activities. . . . . . . . .            (5,883)     (3,212)

    Cash flows from financing activities:
          Net borrowings under line-of-credit arrangements. . .            (5,009)     (3,096)
          Long-term borrowings. . . . . . . . . . . . . . . . .           369,251      19,051
          Payments on long-term debt. . . . . . . . . . . . . .          (353,047)    (16,146)
          Arrangement and other fees for long-term financing. .            (4,500)          -
          Proceeds from issuance of common stock. . . . . . . .               290         292
          Treasury stock activity, net. . . . . . . . . . . . .             1,205      (1,785)
          Net cash provided by (used in) financing activities .             8,190      (1,684)

    Effect of exchange rate changes on cash . . . . . . . . . .             1,749       1,446

    Net increase (decrease) in cash and cash equivalents. . . .            (1,766)     (2,045)

    Cash and cash equivalents at beginning of period. . . . . .            17,087      10,081

    Cash and cash equivalents at end of period. . . . . . . . .          $ 15,321    $  8,036
                                                                         ========    ========

    Reconciliation of net income to net cash provided by operating activities:
      Net income  . . . . . . . . . . . . . . . . . . . . . . .          $  2,955    $ 10,802
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization. . . . . . . . . . . .            10,688       5,225
           Foreign currency hedge transactions, net . . . . . .            (2,330)     (1,806)
           Gains on dispositions of marketable securities . . .              (304)        (52)
           Decrease (increase) in accounts receivable. . . . .              2,910      (8,129)
           Increase in inventories  . . . . . . . . . . . . . .           (10,922)       (756)
           Decrease (increase) in other current assets. . . . .               193        (724)
           Decrease in accounts payable and
             other current liabilities  . . . . . . . . . . . .            (7,502)     (2,719)
           (Decrease) increase in income taxes payable. . . . .            (1,041)        931
           Other. . . . . . . . . . . . . . . . . . . . . . . .              (469)     (1,367)

    Net cash provided by (used in) operating activities . . . .          $ (5,822)   $  1,405
                                                                         ========    ========


    The accompanying notes are an integral part of these statements.

                        BIO-RAD LABORATORIES, INC.

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

    1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 1999 (the Company's 1999 Annual Report). Certain amounts in the financial statements of the prior year have been reclassified to be consistent with the 2000 presentation.

    2. INVENTORIES

    The principal components of inventories are as follows:

                                           March 31,     December 31,
                                             2000           1999
                                                (in thousands)
    Raw materials                          $ 33,197       $ 32,398
    Work in process                          38,535         31,936
    Finished goods                           64,555         61,943

                                           $136,287       $126,277
                                           ========       ========

    3. PROPERTY, PLANT AND EQUIPMENT

    The principal components of property, plant and equipment are as follows:

                                           March 31,     December 31,
                                             2000           1999
                                                (in thousands)
    Land and improvements                  $  8,900       $  8,937
    Buildings and leasehold
      improvements                           68,574         73,230
    Equipment                               169,777        168,401
                                            247,251        250,568
    Accumulated depreciation               (121,117)      (124,626)

    Net property, plant and equipment      $126,134       $125,942
                                           ========       ========


    4.   ACQUISITIONS

    In October 1999, the Company acquired Pasteur Sanofi Diagnostics S.A.. At that time, liabilities were recorded of approximately $14.0 million for severance and other employee costs and $4.0 million for the consolidation and closure of certain leased facilities. As of March 31, 2000, expenses charged against these reserves were approximately $2.7 million for severance and other employee costs and $0.6 million for facilities.

    5.   EARNINGS PER SHARE

    Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 79,000 and 15,000 shares, for the three month periods ended March 31, 2000 and 1999, respectively.

    Options to purchase 215,000 and 409,000 shares of common stock were outstanding during 2000 and 1999, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. The options were still outstanding at March 31, 2000.

    6.   OTHER INCOME AND EXPENSE

    Other income, net for the three months ended March 31, 2000 includes a $3 million payment to settle a dispute arising under the terms of an engagement letter between the Company and an investment bank.


    7.   COMPREHENSIVE INCOME

    The components of the Company's total comprehensive income were:

                                            Three Months Ended
                                                  March 31,
                                               2000        1999
                                                (in thousands)
    Net Income                              $ 2,955       $10,802

    Currency translation adjustments         (5,812)       (2,326)
    Net unrealized holding
     gains (losses)                             463          (389)
    Reclassification adjustments for
     gains included in net income(expense)     (217)          (37)
    Total comprehensive income (expense)    $(2,611)      $ 8,050
                                            =======       =======


    8.   SEGMENT INFORMATION

    Information regarding industry segments for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                  Life       Clinical     Analytical
                                 Science    Diagnostics   Instruments

    Segment net sales     2000    $66,829    $99,586       $18,379
                          1999    $60,204    $48,016       $18,304


    Segment profit        2000    $ 7,133    $ 2,992       $   341
                          1999    $ 6,847    $ 9,595       $   904


    Inter-segment sales are primarily between Life Science and Clinical Diagnostics and are priced to give Life Science a representative gross margin. The following reconciles total segment profit to consolidated income before taxes:

                                         Three Months Ended
                                              March 31,
                                         2000         1999
                                           (in thousands)
    Total segment profit               $10,466      $17,346

    Gross profit on inter-segment sales   (561)        (406)
    Net corporate operating, interest
     and other expense not allocated
     to segments                        (3,857)      (1,368)
    Goodwill amortization               (1,990)        (517)
    Investment income, net                 288           74

    Consolidated income before taxes   $ 4,346      $15,129
                                       =======      =======


   Item 2.   Management's  Discussion and Analysis of Results of
             Operations and Financial Condition.

   This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 1999, and Form 8-K filed with the Securities and Exchange Commission on October 15, 1999 regarding the acquisition of Pasteur Sanofi Diagnostics S.A. ("PSD").

   The following table shows operating income and expense items as a percentage of net sales:
                                Three Months Ended   Year Ended
                                     March 31,      December 31,
                                  2000      1999        1999
   Net sales                     100.0     100.0        100.0
    Cost of goods sold            47.2      44.2         46.5
   Gross profit                   52.8      55.8         53.5

   Selling, general and
    administrative                33.1      34.2         35.4

   Product research and
    development                    9.7       8.4          9.3

   Purchased in-process research
    and development                  -         -          2.8

   Income from operations         10.0      13.2          6.0
                                 =====     =====        =====

   Net income                      1.6       8.6          2.1
                                 =====     =====        =====

   Forward Looking Statements

   Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to the Company's future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending on a variety of risk factors including the successful integration of PSD, our substantial debt and debt service obligations, increased competition, technological development, access to necessary intellectual property, the ability to achieve management objectives, government regulation, the continued performance of business partners, and the monetary policies of various countries.

             Three Months Ended March 31, 2000 Compared to
                   Three Months Ended March 31, 1999

   Corporate Results - Sales, Margins and Expenses

   Net sales (sales) in the first quarter of 2000 were $183.7 million compared to $125.7 million in the first quarter of 1999, an increase of 46%. Sales increased 11.0% in Life Science, 107.4% in Clinical Diagnostics, and were unchanged in Analytical Instruments when compared to the first quarter of 1999. Both Bio-Rad and the Clinical Diagnostics segment benefited from the PSD acquisition. Excluding the sales attributable to PSD, total sales and Clinical Diagnostics segment sales grew by 7% and 5%, respectively. The growth in Life Science is attributed to a broad line of core and new products. Sales growth was especially strong in European markets. Clinical Diagnostics experienced limited growth overall, in part from exchange rates lowering comparable period sales approximately 5%. In the Analytical Instruments segment, sales of the Company's semiconductor test and manufacturing instruments improved but were offset by sales declines in the Company's FTIR product line.

   Consolidated gross margins were 52.8% for the first quarter of 2000 compared to 55.8% for the first quarter of 1999 and 53.5% for all of 1999. Excluding the impact of the acquisition, gross margins would have been 55.8%. Margins on the PSD products are lower than the Company's historical rates. Gross margins improved in Life Science, as production rose above planned levels improving overhead absorption. Analytical Instruments gross margin increased as a result of increased sales volume for the semiconductor products along with firmer pricing. Clinical Diagnostics margins were impacted by increased temporary manufacturing and services costs for diagnostic equipment.

   Selling, general and administrative expense (SG&A) decreased to 33.1% of sales in the first quarter of 2000 from 34.2% of sales in the first quarter of 1999. The program to lower costs through work force reductions is currently on schedule as the Company complies with European statutory requirements and social customs. These reductions, the majority of which are in Europe, should be complete and savings should begin to be realized during the third quarter of 2000. SG&A expense for Life Science grew at the same rate as sales. Investments in e-commerce and the redefining of the Asian operations represent current period increased costs. The long-term goal for management remains a consistent gradual reduction in SG&A spending as a percent of sales.

   Product research and development expense (R&D) increased to 9.7% as a percentage of sales including the operations of PSD. The majority of increased R&D expense is attributable to increased Clinical Diagnostics spending and the PSD acquisition. Clinical Diagnostics has completed the realignment and review of Research and Development projects at PSD and has assigned researchers to projects in support of its expanded strategic goals. Life Science R&D has increased in the area of bulk process chromatography as the Company's initial product introductions have been met with positive acceptance.

   Corporate Results - Non-Operating Items

   Interest expense increased significantly from the prior year reflecting the debt incurred to finance the acquisition of PSD. During the first quarter, the Company incurred an additional $1.0 million of non-recurring bank fees to replace the original $100 million bridge loan with another senior subordinated bridge loan. Additionally, the Company sold $150 million of 11-5/8% Senior Subordinated Notes due 2007 in a private placement, allowing it to replace the $100 million Bridge Loan and reduce borrowings under its Senior Credit Facility. Investment income in both years includes gains on sales of marketable securities. Net other income and expense in the first quarter of 2000 includes a $3.0 million non-recurring payment to settle a dispute arising under the terms of an engagement letter between the Company and an investment bank. Net other income and expense in both years includes net goodwill amortization and non-operating legal costs.

   The Company's effective tax rate rose to 32% for the first quarter of 2000 compared to 29% in the first quarter of 1999. The increased rate reflects the limitation on the deductibility of goodwill amortization associated with the acquisition of PSD, the utilization of loss carryforwards and a change in source of income.

   Financial Condition

   The Company as of March 31, 2000 had available approximately $63 million under its principal revolving credit agreement and $19 million under various foreign lines of credit. Cash and cash equivalents available were $15.3 million.

   At March 31, 2000, consolidated accounts receivable decreased by $4.3 million from December 31, 1999. The decrease represents the net impact of a strengthened U.S. dollar lowering foreign denominated receivables, and the weighting of the recently acquired PSD which historically offered more favorable credit terms.

   At March 31, 2000, consolidated net inventories increased by $10.0 million from December 31, 1999. Inventory increased in Life Science to meet anticipated requirements associated with the introduction in the U.S. of its internet sales site, and to meet orders for the segment's equipment and bulk process chemicals. Clinical Diagnostics inventory grew related to a continuing short term supplier problem that requires the application of additional test and rework, and scheduled manufacturing for the quality controls business. Inventory for the Clinical Diagnostics quality controls business is characterized by long lead times and large infrequent batch production which is necessary to meet customers requirements.

   Net capital expenditures totaled $8.3 million for the first three months of 2000 compared to $4.6 million for the same period of 1999. Expenditures rose as the Company invested in data communication and business systems to standardize and integrate its new acquisition and production equipment. Capital expenditures include additions of reagent rental equipment placed with Clinical Diagnostic customers who then commit to purchasing the Company's diagnostic reagents for use. This was also a sales option offered by PSD.

   The Board of Directors has authorized the Company to repurchase up to $18 million of common stock over an indefinite period of time. From July 1996 through March 31, 2000, the Company has repurchased 567,786 shares of Class A common stock and 30,000 shares of Class B common stock for a total of $14.1 million. The indenture restricts the Company's ability to repurchase its own stock to an amount not to exceed $4 million in the aggregate. There were no share repurchases made during the current quarter.

   The Company has determined that the sale or disposal of certain portions of the Analytical Instruments segment is appropriate. The Company has engaged an investment bank to assist in this matter and are having discussions with a third party regarding a potential strategic alliance with respect to these assets. These discussions may not lead to any definitive agreement among the parties. In the event the Company does not complete this transaction, the Company may pursue other strategic alternatives, including a joint venture with a third party or an internal reorganization. We cannot be assured that the Company will be successful in consummating any of these transactions.

   Euro - A New European Currency

   On January 1, 1999, certain member countries of the European Union began to fix the conversion rates between their national currencies
   and a common currency, the "Euro."   Over the period January 1, 1999
   through January 1, 2002 participating countries will gradually transition from their national currencies to the Euro.

   This transition will have business implications including the need to adjust internal systems to accommodate the Euro and cross-border price transparency. A group of Corporate and European managers have been assigned the task of preparing and accommodating the changes required to continue to do business in the European Union. The Company has not experienced to date nor does it expect that these changes will have a material impact on operations, financial position or liquidity. There will be increased competitive pressures as a result of the change, and marketing strategies will need to be continuously evaluated until the transition is complete. As a result of competitive forces and government regulations, the

   Company cannot guarantee that all problems will be foreseen and remediated, and that no material disruption will occur.

   Year 2000 Issues

   To date, we have not experienced any material Year 2000 related issues. Although we can't be certain, we expect minimal future Year 2000 issues based on the performance to date of our internal systems and the products we supply to our customers.

   New Financial Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. The FASB has now delayed implementation to all fiscal quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards requiring companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including interpretive guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not expect the adoption of SFAS No. 133 to have a material effect on its financial statements.

   Item 3.   Quantitative and Qualitative Disclosures About Market
             Risk

   During the three months ended March 31, 2000, excluding its exposure to increased interest rates, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The issuance of the 11-5/8% Senior Subordinated Notes has reduced Bio-Rad's exposure to increases in interest rates. The Company has gone from having approximately all of its year-end debt based on floating interest rates to approximately 50% at fixed rate pricing.

   PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.

   At the Company's annual meeting of stockholders on April 25, 2000, the following individuals were reelected to the Board of
   Directors:


                              Class of
                            Common Stock        Votes           Votes
                            Elected From         For           Withheld
   James J. Bennett           Class B         2,415,177            675
   Albert J. Hillman          Class A         5,368,230        530,716
   Philip L. Padou            Class A         5,367,518        531,428
   Alice N. Schwartz          Class B         2,414,502          1,350
   David Schwartz             Class B         2,414,502          1,350
   Norman Schwartz            Class B         2,414,502          1,350
   Burton A. Zabin            Class B         2,415,177            675


   The following proposals were approved at the Company's annual meeting:


                            Votes       Votes                     Broker
                             For       Against    Abstentions    Non-Votes
   Ratification of
   Arthur Andersen LLP
   as the Company's
   independent auditors   3,003,878      844          1,869          --


   The foregoing matters are described in detail on pages 5, 6 and 14 of the Company's definitive Proxy Statement dated April 1,
   2000, filed with the Securities and Exchange Commission and incorporated herein by reference.

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   22.1 Proxy Statement dated April 1, 2000, pages 5, 6 and 14, definitive form filed April 4, 2000, and incorporated by reference).


   27.1      Financial Data Schedule.

   (b)  Reports on Form 8-K

   Bio-Rad filed a current report on Form 8-K with the SEC on February 18, 2000, announcing that it planned to sell $150 million of its 11-5/8% Senior Subordinated Notes due 2007 through a private placement to qualified institutional investors pursuant to rule 144A and in offshore transactions pursuant to Regulation S under the Securities Act of 1933, as amended. The transaction was completed February 17, 2000.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        BIO-RAD LABORATORIES, INC.
                                              (Registrant)



          Date:  May 12, 2000       /s/ Thomas C. Chesterman
                                   Thomas C. Chesterman, Vice President,
                                        Chief Financial Officer



          Date:   May 12, 2000      /s/ James R. Stark
                                   James R. Stark, Corporate Controller