Form 10-Q
period 2000-06-30
BIO RAD LABORATORIES INC
filed 2000-08-14
CIK 12208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2000.

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

                                                   Shares Outstanding
              Title of each Class                  at Jule 31, 2000
              Class A Common Stock,
               Par Value $1.00 per share           10,014,655

              Class B Common Stock,
               Par Value $1.00 per share           2,463,473


   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.




                                      BIO-RAD LABORATORIES, INC.

                               Condensed Consolidated Statements of Income
                                 (In thousands, except per share data)
                                              (Unaudited)

                                                      Three Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                        2000      1999       2000      1999

      NET SALES . . . . . . . . . . . . . . . . . .  $185,087   $115,794   $368,773  $241,532

      Cost of goods sold  . . . . . . . . . . . . .    87,193     50,553    173,913   106,109

      GROSS PROFIT  . . . . . . . . . . . . . . . .    97,894     65,241    194,860   135,423

      Selling, general and administrative expense .    62,265     41,805    122,983    84,822

      Product research and development expense  . .    17,380     10,916     35,251    21,450

      INCOME FROM OPERATIONS  . . . . . . . . . . .    18,249     12,520     36,626    29,151

      Interest expense  . . . . . . . . . . . . . .    (7,802)      (807)   (16,568)   (1,703)

      Investment income, net  . . . . . . . . . . .       195        349        483       423

      Other, net  . . . . . . . . . . . . . . . . .    (3,180)    (1,025)    (8,733)   (1,705)

      INCOME BEFORE TAXES . . . . . . . . . . . . .     7,462     11,037     11,808    26,166

      Provision for income taxes  . . . . . . . . .     2,388      3,156      3,779     7,483

      NET INCOME  . . . . . . . . . . . . . . . . .  $  5,074   $  7,881   $  8,029  $ 18,683
                                                     ========   ========   ========  ========


      Basic earnings per share:
         Net income . . . . . . . . . . . . . . . .     $0.42      $0.65      $0.66     $1.54
                                                     ========   ========   ========  ========
         Weighted average common shares . . . . . .    12,218     12,095     12,198    12,102
                                                     ========   ========   ========  ========
      Diluted earnings per share:
         Net income . . . . . . . . . . . . . . . .     $0.41      $0.65      $0.65     $1.54
                                                     ========   ========   ========  ========
         Weighted average common shares . . . . . .    12,270     12,176     12,261    12,144
                                                     ========   ========   ========  ========

      The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                              Condensed Consolidated Balance Sheets
                                (In thousands, except share data)
                                             (Unaudited)

                                                                      June 30,    December 31,
                                                                        2000           1999
        ASSETS:
        Cash and cash equivalents  . . . . . . . . . . . . . .        $ 13,071       $ 17,087
        Accounts receivable  . . . . . . . . . . . . . . . . .         193,662        193,898
        Inventories  . . . . . . . . . . . . . . . . . . . . .         139,325        126,277
        Prepaid expenses, taxes and other current assets . . .          37,970         41,455
           Total current assets  . . . . . . . . . . . . . . .         384,028        378,717

        Net property, plant and equipment  . . . . . . . . . .         125,990        125,942
        Marketable securities  . . . . . . . . . . . . . . . .           1,346          1,169
        Other assets . . . . . . . . . . . . . . . . . . . . .         153,673        163,034
             Total assets  . . . . . . . . . . . . . . . . . .        $665,037       $668,862
                                                                      ========       ========
        LIABILITIES AND STOCKHOLDERS' EQUITY:

        Notes payable and current maturities of long-term debt        $ 19,564       $ 21,960
        Accounts payable . . . . . . . . . . . . . . . . . . .          59,121         64,737
        Accrued payroll and employee benefits  . . . . . . . .          50,839         59,919
        Sales, income and other taxes payable  . . . . . . . .          12,011         14,086
        Other current liabilities  . . . . . . . . . . . . . .          49,698         41,819
           Total current liabilities . . . . . . . . . . . . .         191,233        202,521

        Long-term debt, net of current maturities  . . . . . .         242,935        239,211
        Deferred tax liabilities . . . . . . . . . . . . . . .           8,527          7,016
           Total liabilities . . . . . . . . . . . . . . . . .         442,695        448,748

        STOCKHOLDERS' EQUITY:

        Preferred stock, $1.00 par value, 2,300,000 shares
          authorized; none outstanding . . . . . . . . . . . .              --             --
        Class A common stock, $1.00 par value, 15,000,000 shares
          authorized; outstanding - 10,014,655 at June 30, 2000
          and 9,977,862 at December 31, 1999 . . . . . . . . .          10,015          9,978
        Class B common stock, $1.00 par value, 6,000,000 shares
          authorized; outstanding - 2,463,473 at June 30, 2000
          and 2,484,716 at December 31, 1999 . . . . . . . . .           2,463          2,485
        Additional paid-in capital . . . . . . . . . . . . . .          19,104         18,830
        Class A treasury stock, 258,816 shares at June 30, 2000
          and 335,450 shares at December 31, 1999 at cost  . .          (5,703)        (7,392)
        Retained earnings  . . . . . . . . . . . . . . . . . .         208,802        200,993
        Accumulated other comprehensive income:
          Currency translation . . . . . . . . . . . . . . . .         (12,531)        (4,741)
        Net unrealized holding gain (loss) on marketable securities        192            (39)
           Total stockholders' equity  . . . . . . . . . . . .         222,342        220,114

              Total liabilities and stockholders' equity . . .        $665,037       $668,862
                                                                      ========       ========




      The accompanying notes are an integral part of these statements.

                                      BIO-RAD LABORATORIES, INC.
                            Condensed Consolidated Statements of Cash Flows
                                            (In thousands)
                                              (Unaudited)



                                                                             Six Months Ended
                                                                                 June 30,
                                                                             2000         1999
      Cash flows from operating activities:
           Cash received from customers . . . . . . . . . . . . . . .      $365,227    $234,532
           Cash paid to suppliers and employees . . . . . . . . . . .      (333,482)   (210,815)
           Interest paid. . . . . . . . . . . . . . . . . . . . . . .       (11,890)     (1,800)
           Income tax payments  . . . . . . . . . . . . . . . . . . .        (5,317)     (8,829)
           Miscellaneous receipts (payments). . . . . . . . . . . . .        (2,573)         21
           Net cash provided by operating activities. . . . . . . . .        11,965      13,109

      Cash flows from investing activities:
           Capital expenditures, net. . . . . . . . . . . . . . . . .       (17,057)    (10,967)
           Purchases of marketable securities and investments . . . .          (370)     (1,597)
           Sales of marketable securities and investments . . . . . .           574         937
           Foreign currency hedges, net . . . . . . . . . . . . . . .         3,461       2,530
           Net cash used in investing activities. . . . . . . . . . .       (13,392)     (9,097)

      Cash flows from financing activities:
           Net payments under line-of-credit arrangements . . . . . .        (2,143)     (1,713)
           Long-term borrowings . . . . . . . . . . . . . . . . . . .       347,498      37,250
           Payments on long-term debt . . . . . . . . . . . . . . . .      (343,543)    (38,658)
           Arrangement and other fees for long-term financing . . . .        (4,500)          -
           Proceeds from issuance of common stock . . . . . . . . . .           289         292
           Treasury stock activity, net . . . . . . . . . . . . . . .         1,469      (1,483)

           Net cash used in financing activities. . . . . . . . . . .          (930)     (4,312)

      Effect of exchange rate changes on cash . . . . . . . . . . . .        (1,659)      1,814

      Net increase in cash and cash equivalents . . . . . . . . . . .        (4,016)      1,514
      Cash and cash equivalents at beginning of period. . . . . . . .        17,087      10,081

      Cash and cash equivalents at end of period. . . . . . . . . . .      $ 13,071    $ 11,595
                                                                           ========    ========
      Reconciliation of net income to net cash provided
        by operating activities:
         Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $  8,029    $ 18,683
         Adjustments to reconcile net income to net cash
           provided by operating activities:
             Depreciation and amortization  . . . . . . . . . . . . .        21,726      10,776
             Foreign currency hedge transactions, net . . . . . . . .        (3,461)     (2,530)
             Gains on disposition of marketable securities. . . . . .          (392)       (356)
             (Increase) decrease in accounts receivable . . . . . . .           504      (3,952)
             Increase in inventories  . . . . . . . . . . . . . . . .       (15,004)     (1,219)
             (Increase) decrease in other current assets. . . . . . .         3,186        (685)
             Decrease in accounts payable and other
               current liabilities. . . . . . . . . . . . . . . . . .        (6,376)     (3,943)
             Decrease in income taxes payable . . . . . . . . . . . .          (971)     (3,159)
             Other. . . . . . . . . . . . . . . . . . . . . . . . . .         4,724        (506)

      Net cash provided by operating activities . . . . . . . . . . .      $ 11,965    $ 13,109
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

   2. INVENTORIES

   The principal components of inventories are as follows:

                                           June 30,     December 31,
                                            2000           1999
                                               (in thousands)

   Raw materials                          $ 36,298       $ 32,398
   Work in process                          38,252         31,936
   Finished goods                           64,775         61,943

                                          $139,325       $126,277
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and equipment are as follows:

                                           June 30,     December 31,
                                            2000           1999
                                               (in thousands)

   Land and improvements                  $  8,897       $  8,937
   Buildings and leasehold
     improvements                           68,843         73,230
   Equipment                               173,335        168,401
                                           251,075        250,568
   Accumulated depreciation               (125,085)      (124,626)

   Net property, plant and equipment      $125,990       $125,942
                                          ========       ========

   4.   ACQUISITIONS

   In October 1999, the Company acquired Pasteur Sanofi Diagnostics S.A.. At that time, liabilities were recorded of approximately $14.0 million for severance and other employee costs and $4.0 million for the consolidation and closure of certain leased facilities. As of June 30, 2000, expenses charged against these reserves were approximately $4.1 million for severance and other employee costs and $1.0 million for facilities.

   5.   EARNINGS PER SHARE

   Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 52,000 and 81,000 shares, for the three month period ended June 30, 2000 and 1999, respectively.

   Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 63,000 and 42,000 shares, for the year-to-date periods ended June 30, 2000 and 1999, respectively.

   Options to purchase 241,000 and 214,000 shares of common stock were outstanding for the three month period ended June 30, 2000 and 1999, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

   Options to purchase 209,000 and 294,000 shares of common stock were outstanding for the year-to-date periods ended June 30, 2000 and 1999, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. The options were still outstanding at June 30, 2000.

   6.   OTHER INCOME AND EXPENSE



                                   Three Months Ended        Six Months Ended
                                          June 30,                June 30,
                                     2000        1999        2000       1999
                                                  (in thousands)

     Goodwill amortization        $(2,021)   $  (517)    $(4,011)    $(1,034)
     Settlement payment to
       investment Bank                --         --       (3,000)        --
     Legal fees                    (1,139)      (603)      (1,681)      (635)
     Other, net                       (20)        95          (41)       (36)
     Total other, net             $(3,180)   $(1,025)     $(8,733)   $(1,705)
                                   =======    =======     =======    =======

   7.   COMPREHENSIVE INCOME

   The components of the Company's total comprehensive income were:

                                       Three Months Ended        Six Months Ended
                                               June 30,                June 30,
                                           2000        1999        2000       1999
                                                        (in thousands)

     Net Income                           $ 5,074    $ 7,881      $ 8,029    $18,683

     Currency translation adjustments      (1,978)      (976)      (7,790)    (3,302)
     Net unrealized holding
      gains (losses) on securities             35        875          498        486
     Reclassification adjustments for
      gains included in net income            (50)      (216)        (267)      (253)
     Total comprehensive income           $ 3,081    $ 7,564      $   470    $15,614
                                          =======     =======     =======    =======

   8.   SEGMENT INFORMATION

   Information regarding industry segments for the three months ended June 30, 2000 and 1999 is as follows (in thousands):

                                   Life      Clinical     Analytical
                                 Science   Diagnostics    Instruments

   Segment net sales        2000  $61,994    $106,140      $ 17,836
                            1999   55,857      44,617        15,810


   Segment profit (loss)    2000  $ 1,430    $  9,744        $ (261)
                            1999    4,885       6,603          (142)


   Information regarding industry segments for the six months ended June 30, 2000 and 1999 is as follows (in thousands):


                                   Life      Clinical     Analytical
                                 Science   Diagnostics    Instruments

   Segment net sales        2000 $128,823    $205,726      $ 36,215
                            1999  116,061      92,633        34,114


   Segment profit           2000 $  8,563    $ 12,736      $     80
                            1999   11,732      15,681           762


   Inter-segment sales are primarily between Life Science and Clinical Diagnostics and are priced to give Life Science a representative gross margin. Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before taxes:



                                           Three Months Ended     Six Months Ended
                                                 June 30,             June 30,
                                           2000         1999       2000      1999
                                                         (in thousands)

     Total segment profit                $10,913      $11,346     $21,379  $28,175

     Gross profit on inter-segment sales    (440)        (231)     (1,001)    (637)
     Net corporate operating, interest
      and other expense not allocated
      to segments                         (1,185)         90       (5,042)    (761)
     Goodwill amortization                (2,021)       (517)      (4,011)  (1,034)
     Investment income, net                  195         349          483      423

   Consolidated income before taxes      $ 7,462     $11,037      $11,808  $26,166
                                         =======      =======      =======  =======

   9.   SUBSEQUENT EVENT

   On July 31, 2000, Accent Semiconductor Technologies (Accent) acquired the assets and certain liabilities of the Company's semiconductor and optoelectronic metrology business. The proceeds of approximately $36.00 million represent $27.0 million in cash, a note receivable due in five years and a less than 20% equity interest in Accent. The Company used $17.0 million of the cash proceeds to reduce borrowings on the term loan portion of the Senior Credit facility. The equity interest in Accent will be held as a long-term investment on the cost method.

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

    The following table shows operating income and expense items as a percentage of net sales:


                                   Three Months Ended   Six Months Ended  Year Ended
                                        June 30,             June 30,      December 31,
                                     2000      1999      2000      1999        1999

      Net sales                     100.0     100.0     100.0     100.0       100.0
       Cost of goods sold            47.1      43.7      47.2      43.9        46.5
      Gross profit                   52.9      56.3      52.8      56.1        53.5

      Selling, general and
       administrative                33.6      36.1      33.3      35.1        35.4

      Product research and
       development                    9.4       9.4      9.6        8.9         9.3

      Purchased in-process research
       and development                  -         -         -         -         2.8

      Income from operations          9.9      10.8       9.9      12.1         6.0
                                    =====     =====     =====     =====       =====

      Net income                      2.7       6.8       2.2       7.7         2.1
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

               Three Months Ended June 30, 2000 Compared to
                     Three Months Ended June 30, 1999

    Corporate Results - Sales, Margins and Expenses

    Net sales (sales) in the second quarter of 2000 were $185.1 million compared to $115.8 million in the second quarter of 1999, an increase of 60%. Sales increased 11.0% in Life Science, 137.9% in Clinical Diagnostics, and 12.8% in Analytical Instruments when compared to the second quarter of 1999. In the second quarter of 2000 both Bio-Rad and the Clinical Diagnostics segment benefited from $53.0 million of sales arising from the recently acquired PSD product lines. Excluding the sales attributable to the acquisition, Bio-Rad sales and Clinical Diagnostics sales grew by 14.3% and 19.6%, respectively. The growth in Life Science is attributed to product offerings used in the fields of proteomics and drug discovery. Clinical Diagnostics experienced growth in the area of clinical quality control. In the Analytical Instruments segment, sales of the Company's semiconductor test and manufacturing instruments rebounded significantly but were offset by sales declines in the Company's Spectroscopy product line.

    Consolidated gross margins were 52.9% for the second quarter of 2000 compared to 56.3% for the second quarter of 1999 and 53.5% for all of 1999. Excluding the impact of the acquisition, gross margins would have been 55.3%. Margins on the PSD products are lower than the Company's historical rates. Gross margins declined in Life Science 0.6%, due to the strengthening U.S. dollar lowering margins on foreign currency denominated sales and sales volume declines in the Microscopy product lines.
    Analytical Instruments gross margin increased as a result of increased sales volume for the semiconductor products along with firmer pricing. Clinical Diagnostics margins were impacted by the strengthening U.S. dollar's impact on foreign currency denominated sales and increased service and re-engineering costs on diagnostic equipment supplied by outside contractors.

    Selling, general and administrative expense (SG&A) decreased to 33.6% of sales in the second quarter of 2000 from 36.1% of sales in the second quarter of 1999. The program to integrate the PSD business has been substantially completed as of June 30, 2000.
    The planned work force reductions were completed as of June 30. Clinical Diagnostic's headcount has fallen by 183 since October 1, 1999, the acquisition date. SG&A expense as a percent of sales grew for Life Science as the segment continued its investments in e-commerce and other distribution and marketing infrastructure.

    Product research and development expense (R&D) remained unchanged at 9.4% of sales including the operations of PSD.

    Corporate Results - Non-Operating Items

    Interest expense increased significantly from the prior year reflecting the debt incurred to finance the acquisition of PSD. Investment income in both years includes gains on sales of marketable securities. Net other income and expense in both years includes net goodwill amortization and non-operating legal costs.

    The Company's effective tax rate rose to 32% for the second quarter of 2000 compared to 29% in the second quarter of 1999.
    The increased rate reflects the limitation on the deductibility of goodwill amortization associated with the acquisition of PSD, the utilization of loss carryforwards and a change in the geographical source of taxable income.

                      Six Months Ended June 30, 2000
                Compared to Six Months Ended June 30, 1999

    Corporate Results - Sales Margins and Expenses

    Sales in the first half of 2000 were $368.8 million compared to $241.5 million in the first half of 1999, an increase of 52.7%. For the first half of 2000, the effect from a strengthened U.S. dollar reduced sales $7.7 million when compared to sales based upon the 1999 exchange rates. Including the currency impact, sales increased 11.0% for Life Science, 122.1% for Clinical Diagnostics and 6.2% for Analytical Instruments. Life Science sales increased in its core products and its imaging products. Clinical Diagnostics sales growth is attributable to $102.1 million of sales from the PSD acquisition and $11.0 million from the pre-acquisition product lines. The market has improved for the Company's semiconductor test and manufacturing equipment, the most significant product line in the Analytical Instruments segment. The Spectroscopy business remains in decline and the Company is reviewing its strategic options now that it has announced the sale of its semiconductor business to Accent Semiconductor Technologies (Accent).

    Consolidated gross margins were 52.8% for the first six months of 2000 compared to 56.1% for the first six months of 1999 and 53.5% for all of 1999. Life Science margins declined by 0.6% to 54.4% due to the effect of a strengthening U.S. dollar on foreign currency denominated sales and product sales mix partially offset by improved manufacturing efficiency from increased volume. Clinical Diagnostics margins declined excluding the PSD product lines, as service costs, re-engineering costs and manufacturing variances were incurred on outsourced diagnostic equipment. Analytical Instruments margins improved on stronger semiconductor sales growth compared to the prior period when the semiconductor industry had not begun to emerge from the l998-l999 downturn.

    SG&A decreased to 33.3% of sales in the first half of 2000 from 35.1% of sales in the comparable period of 1999. The Life Science segment grew SG&A expenditures by $5.2 million investing in e-commerce capabilities and distribution and marketing
    infrastructure.   Clinical Diagnostics expenditures declined as a
    percent of sales due to personnel attrition, lay-offs and the postponement of discretionary spending during the integration phase of the PSD acquisition. The impact of personnel reductions should benefit future periods as approximately half of the planned redundancies were completed the last week of June, 2000.

    Consolidated R&D increased by $13.9 million in the first half of 2000 compared to the first half of 1999, $6.8 million excluding the PSD acquisition. Life Science and Clinical Diagnostics each increased their R&D expenditures in line with development plans in the area of proteomics, drug discovery, new diagnostic testing platforms and expanded quality control systems.

    Corporate Results - Non-operating Items

    Interest expense was $16.6 million, reflecting the debt incurred to finance the acquisition of PSD. In January 2000 the Company incurred an additional $1.0 million of non recurring bank fees to replace the $100 million bridge loan with a similar debt instrument from a different lender with preferable terms.

    The Company's effective tax rate increased to 32% for the first half of 2000 from 29% in the prior period. The increase reflects limitations on the deductibility of goodwill associated with the PSD acquisition, the utilization of loss carryforwards and the geographical source of taxable income. In addition, the rate may increase as a result of the sale of the Company's semiconductor product line's assets. The allocation of asset valuations and proceeds amongst the several buyers and sellers are subject to mutual review and consultation.

    Financial Condition

    The Company as of June 30, 2000 had available approximately $75.0 million under its principal revolving credit agreement and $16.1 million under various foreign lines of credit. Cash and cash equivalents available were $13.1 million.

    At June 30, 2000, consolidated accounts receivable remained unchanged from December 31, 1999. This represents the net impact of a strengthened U.S. dollar lowering foreign denominated receivables, and an increase in the aging of receivables caused by the decentralization of collection functions of the PSD organization from France and the United States to locally based Latin America and Asia sales organizations. The Company believes that after a transition period this will allow for overall improved customer relations and improved collection administration.

    At June 30, 2000, consolidated net inventories increased by $13.1 million from December 31, 1999. Inventory increased in Life

    Science for new product introductions to take place before the year-end related to proteomics and amplification applications, as well as to build safety stock for key components used across
    multiple products.   Clinical Diagnostics inventory at year end
    was artificially low due to outside suppliers manufacturing problems. Inventory for the quality controls include some large periodic bulk sales to be shipped later in the year. Inventory for the Clinical Diagnostics quality controls business is characterized by long lead times and large infrequent batch production which is necessary to meet customers requirements. Inventories also increased during the current year as Bio-Rad took delivery of the ancillary asset site in Brazil from Sanofi Synthelabo.

    Net capital expenditures totaled $17.1 million for the first half of 2000 compared to $11.0 million for the same period of 1999. Expenditures rose as the Company invested in data communication and business systems to standardize and integrate its new acquisition and production equipment. Capital expenditures include additions of reagent rental equipment placed with Clinical Diagnostic customers who then commit to purchasing the Company's diagnostic reagents.

    The Board of Directors has authorized the Company to repurchase up to $18 million of common stock over an indefinite period of time. From July 1996 through June 30, 2000, the Company has repurchased 567,786 shares of Class A common stock and 30,000 shares of Class B common stock for a total of $14.1 million. The indenture restricts the Company's ability to repurchase its own stock to an amount not to exceed $4 million in the aggregate over the term of the indenture. There have been no share repurchases made during the first six months of the year 2000.

    The Company had previously announced it's intention to sell or dispose of certain portions of the Analytical Instruments segment. As of July 31, 2000, the Company has sold all the assets and transferred selected liabilities associated with its semiconductor product lines to Accent for proceeds of approximately $36 million. Proceeds represent $27 million in cash, a note receivable due in five years and a less than 20% equity interest in Accent which the Company will hold as a long term investment on the cost method. The Company has used $17.0 million of the cash proceeds to reduce borrowings on the term loan portion of the Senior Credit facility as called for by the Senior Credit Agreement. The Company is now in the process of reviewing its strategic options in regards to the remainder of the Analytical Instruments segment. This segment after the transfer to Accent will comprise less than 5% of the Company's sales and net assets.

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

    Year 2000 Issues

    To date, we have not experienced any material Year 2000 related issues. Although we cannot be certain, we expect minimal future Year 2000 issues based on the performance to date of our internal systems and the products we supply to our customers.

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

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in Financial Statements" (SAB101). SAB101 summarizes related views of the SEC Staff in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has until the fourth quarter of 2000 to adhere to the guidance in SAB101. The impact of SAB101 on our consolidated financial statements has not been determined.

    Item 3.   Quantitative and Qualitative Disclosures About Market
              Risk

    During the six months ended June 30, 2000, excluding its exposure to increased interest rates, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The issuance of the 11-5/8% Senior Subordinated Notes has reduced Bio-Rad's exposure to increases in interest rates. The Company has gone from having approximately all of its year-end debt based on floating interest rates to approximately 57% at fixed rate pricing.

    PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

    The following documents are filed as part of this report:

    Exhibit No.

    4.1.2 Amendment dated June 21, 2000 to the Credit Agreement dated as of September 30, 1999 among Bio-Rad Laboratories, Inc., the lenders named therein, Banc One, N.A. as Administrative Agent, ABN AMRO Bank N.V. as Syndication Agent, and Union Bank of California, N.A. as Documentation Agent.

    27.1      Financial Data Schedule

    (b)  Reports on Form 8-K

    There were no reports on Form 8-K for the quarter ended June 30, 2000.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        BIO-RAD LABORATORIES, INC.
                                              (Registrant)



          Date:  August 14, 2000   /s/ Thomas C. Chesterman
                                   Thomas C. Chesterman, Vice President,
                                        Chief Financial Officer



          Date:  August 14, 2000   /s/ James R. Stark
                                   James R. Stark, Corporate Controller