Form 10-Q
period 2000-09-30
BIO RAD LABORATORIES INC
filed 2000-11-14
CIK 12208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2000.

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

                                                   Shares Outstanding
              Title of each Class                  at October 31, 2000
              Class A Common Stock,
               Par Value $1.00 per share           10,027,600

              Class B Common Stock,
               Par Value $1.00 per share           2,450,528


  PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements



                                   BIO-RAD LABORATORIES, INC.

                          Condensed Consolidated Statements of Income
                             (In thousands, except per share data)
                                          (Unaudited)


                                                   Three Months Ended     Nine Months Ended
                                                      September 30,         September 30,
                                                     2000      1999        2000        1999

  NET SALES . . . . . . . . . . . . . . . . . .    $174,086  $113,527    $542,859    $355,059

  Cost of goods sold  . . . . . . . . . . . . .      84,090    51,899     258,003     158,008

  GROSS PROFIT  . . . . . . . . . . . . . . . .      89,996    61,628     284,856     197,051

  Selling, general and administrative expense .      58,388    43,618     181,371     128,440

  Product research and development expense  . .      16,372    10,999      51,623      32,449

  INCOME FROM OPERATIONS  . . . . . . . . . . .      15,236     7,011      51,862      36,162

  Interest expense  . . . . . . . . . . . . . .      (7,345)     (755)    (23,913)     (2,458)

  Investment income, net. . . . . . . . . . . .         340       516         823         939

  Other, net  . . . . . . . . . . . . . . . . .      13,215      (815)      4,482      (2,520)

  INCOME BEFORE TAXES . . . . . . . . . . . . .      21,446     5,957      33,254      32,123

  Provision for income taxes  . . . . . . . . .       7,527     1,704      11,306       9,187

  NET INCOME  . . . . . . . . . . . . . . . . .    $ 13,919  $  4,253    $ 21,948    $ 22,936
                                                   ========  ========    ========    ========

  Basic earnings per share:
     Net income . . . . . . . . . . . . . . . .      $ 1.14     $0.35       $1.80       $1.89
                                                   ========  ========    ========    ========
     Weighted average common shares . . . . . .      12,217    12,111      12,204      12,105
                                                   ========  ========    ========    ========
  Diluted earnings per share:
     Net income . . . . . . . . . . . . . . . .       $1.14     $0.35       $1.79       $1.89
                                                   ========  ========    ========    ========

     Weighted average common shares . . . . . .      12,238    12,195      12,248      12,164
                                                   ========  ========    ========    ========


  The accompanying notes are an integral part of these statements.

                               BIO-RAD LABORATORIES, INC.
                          Condensed Consolidated Balance Sheets
                            (In thousands, except share data)
                                         (Unaudited)


                                                               September 30,   December 31,
                                                                   2000            1999

    ASSETS:

    Cash and cash equivalents  . . . . . . . . . . . . . .        $  8,586       $ 17,087

    Accounts receivable  . . . . . . . . . . . . . . . . .         182,616        193,898

    Inventories  . . . . . . . . . . . . . . . . . . . . .         124,814        126,277

    Prepaid expenses, taxes and other current assets . . .          38,905         41,455

       Total current assets  . . . . . . . . . . . . . . .         354,921        378,717

    Net property, plant and equipment  . . . . . . . . . .         119,439        125,942

    Marketable securities  . . . . . . . . . . . . . . . .           1,225          1,169

    Other assets . . . . . . . . . . . . . . . . . . . . .         158,583        163,034

         Total assets  . . . . . . . . . . . . . . . . . .        $634,168       $668,862
                                                                  ========       ========
    LIABILITIES AND STOCKHOLDERS' EQUITY:

    Notes payable and current maturities of long-term debt        $ 13,786       $ 21,960

    Accounts payable . . . . . . . . . . . . . . . . . . .          56,082         64,737

    Accrued payroll and employee benefits  . . . . . . . .          51,459         59,919

    Sales, income and other taxes payable  . . . . . . . .          19,948         14,086

    Other current liabilities  . . . . . . . . . . . . . .          42,550         41,819

       Total current liabilities . . . . . . . . . . . . .         183,825        202,521

    Long-term debt, net of current maturities  . . . . . .         211,630        239,211

    Deferred tax liabilities . . . . . . . . . . . . . . .          10,009          7,016

       Total liabilities . . . . . . . . . . . . . . . . .         405,464        448,748

    STOCKHOLDERS' EQUITY:

    Preferred stock, $1.00 par value, 2,300,000 shares
      authorized; none outstanding . . . . . . . . . . . .              --             --

    Class A common stock, $1.00 par value, 15,000,000 shares
      authorized; outstanding - 10,015,100 at September 30, 2000
      and 9,977,862 at December 31, 1999 . . . . . . . . .          10,015          9,978

    Class B common stock, $1.00 par value, 6,000,000 shares
      authorized; outstanding - 2,463,028 at September 30, 2000
      and 2,484,716 at December 31, 1999 . . . . . . . . .           2,463          2,485

    Additional paid-in capital . . . . . . . . . . . . . .          19,104         18,830

    Class A treasury stock, 259,565 shares at September 30, 2000
      and 335,450 shares at December 31, 1999 at cost  . .          (5,749)        (7,392)

    Retained earnings  . . . . . . . . . . . . . . . . . .         222,708        200,993

    Accumulated other comprehensive income:

      Currency translation . . . . . . . . . . . . . . . .         (20,031)        (4,741)

      Net unrealized holding gain (loss) on marketable securities      194            (39)

       Total stockholders' equity  . . . . . . . . . . . .         228,704        220,114

          Total liabilities and stockholders' equity . . .        $634,168       $668,862

                                                                  ========       ========


  The accompanying notes are an integral part of these statements.

                                 BIO-RAD LABORATORIES, INC.
                       Condensed Consolidated Statements of Cash Flows
                                       (In thousands)
                                         (Unaudited)



                                                                        Nine Months Ended
                                                                           September 30,
                                                                         2000        1999

 Cash flows from operating activities:
      Cash received from customers . . . . . . . . . . . .            $531,125    $350,345
      Cash paid to suppliers and employees . . . . . . . .            (478,181)   (311,890)
      Interest paid. . . . . . . . . . . . . . . . . . . .             (21,656)     (2,508)
      Income tax payments. . . . . . . . . . . . . . . . .              (7,768)    (12,987)
      Miscellaneous receipts (payments). . . . . . . . . .              (5,155)        (47)
                                                                       --------    --------
      Net cash provided by operating activities. . . . . .              18,365      22,913

 Cash flows from investing activities:
      Capital expenditures, net. . . . . . . . . . . . . .             (23,941)    (17,809)
      Receipts for divestitures  . . . . . . . . . . . . .              27,000           -
      Purchases of marketable securities and investments .                (370)     (2,148)
      Sales of marketable securities and investments . . .                 714       6,230
      Foreign currency hedges, net . . . . . . . . . . . .               5,705       1,585
                                                                       --------    --------
      Net cash provided by (used in) investing activities.               9,108     (12,142)

 Cash flows from financing activities:
      Net borrowings under line-of-credit arrangements . .              (4,911)       (143)
      Long-term borrowings . . . . . . . . . . . . . . . .             407,509      94,225
      Payments on long-term debt . . . . . . . . . . . . .            (437,598)   (103,032)
      Arrangement and other fees for long-term financing .              (4,500)          -
      Proceeds from issuance of common stock . . . . . . .                 289         292
      Treasury stock activity, net . . . . . . . . . . . .               1,410      (1,196)
                                                                       --------   ---------
      Net cash used in financing activities. . . . . . . .             (37,801)     (9,854)

 Effect of exchange rate changes on cash . . . . . . . . .               1,827         828

 Net increase (decrease) in cash and cash equivalents. . .              (8,501)      1,745

 Cash and cash equivalents at beginning of period. . . . .              17,087      10,081

 Cash and cash equivalents at end of period. . . . . . . .             $ 8,586     $11,826
                                                                       =======     =======
 Reconciliation of net income to net cash provided
   by operating activities:
    Net income . . . . . . . . . . . . . . . . . . . . . .            $ 21,948    $ 22,936
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization. . . . . . . . . . .              32,430      16,589
        Foreign currency hedge transactions, net . . . . .              (5,705)     (1,585)
        Gains on disposition of marketable securities. . .                (407)       (870)
        Increase in accounts receivable  . . . . . . . . .              (4,240)     (2,268)
        Increase in inventories  . . . . . . . . . . . . .             (14,180)     (4,800)
        Increase (decrease) in other current assets. . . .                 808        (733)
        Increase (decrease) in accounts payable and other
          current liabilities. . . . . . . . . . . . . . .              (5,899)      1,126
        Increase (decrease) in income taxes payable. . . .               4,592      (5,232)
        Other. . . . . . . . . . . . . . . . . . . . . . .             (10,982)     (2,250)

 Net cash provided by operating activities . . . . . . . .            $ 18,365    $ 22,913
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

 2.  INVENTORIES

 The principal components of inventories are as follows:

                                     September 30,    December 31,
                                          2000           1999
                                             (in thousands)

 Raw materials                          $ 31,027       $ 32,398
 Work in process                          33,893         31,936
 Finished goods                           59,894         61,943
                                        --------       --------
                                        $124,814       $126,277
                                        ========       ========

 3. PROPERTY, PLANT AND EQUIPMENT

 The principal components of property, plant and equipment are as follows:

                                      September 30,   December 31,
                                          2000           1999
                                             (in thousands)

 Land and improvements                  $  8,853       $  8,937
 Buildings and leasehold
   improvements                           67,352         73,230
 Equipment                               162,341        168,401
                                        --------       --------
                                         238,546        250,568
 Accumulated depreciation               (119,107)      (124,626)
                                        --------       --------
 Net property, plant and equipment      $119,439       $125,942
                                        ========       ========

 4.   ACQUISITIONS AND DISPOSITIONS

 In October 1999, the Company acquired Pasteur Sanofi Diagnostics S.A.. At that time, liabilities were recorded of approximately $14.0 million for severance and other employee costs and $4.0 million for the consolidation and closure of certain leased facilities. As of September 30, 2000, expenses charged against these reserves were approximately $9.7 million for severance and other employee costs and $1.6 million for facilities and asset-related write-offs.

 On July 31, 2000, Accent Semiconductor Technology Inc. (ASTI) acquired the assets and certain liabilities of the Company's semiconductor and optoelectronic metrology business. The proceeds of approximately $36.0 million represent $27.0 million in cash, a note receivable due in five years and an 18% equity interest in ASTI. The Company used $17.0 million of the cash proceeds to reduce borrowings on the term loan portion of the Senior Credit facility. The equity interest in ASTI will be held as a long-term investment on the cost method.

 5.   EARNINGS PER SHARE

 Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 21,000 and 84,000 shares, for the three month period ended
 September 30, 2000 and 1999, respectively.

 Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 44,000 and 59,000 shares, for the year-to-date periods ended
 September 30, 2000 and 1999, respectively.

 Options to purchase 439,000 and 137,000 shares of common stock were outstanding for the three month period ended September 30, 2000 and 1999, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

 Options to purchase 241,000 and 262,000 shares of common stock were outstanding for the year-to-date periods ended September 30, 2000 and 1999, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. The options were still outstanding at September 30, 2000.

 6.   OTHER INCOME AND EXPENSE


                                     Three Months Ended        Nine Months Ended
                                          September 30,            September 30,
                                         2000        1999        2000       1999
                                                      (in thousands)

   Goodwill amortization                $(2,033)   $  (517)     $(6,044)   $(1,551)
   Gain on sale of SMD                   16,690         --       16,690         --
   Settlement payment to
     investment Bank                         --         --       (3,000)        --
   Legal fees                              (982)       (16)      (2,663)      (651)
   Other, net                              (460)      (282)        (501)      (318)
                                        -------    --------     --------   --------
   Total other, net                     $13,215    $  (815)     $ 4,482    $(2,520)
                                        =======     =======     =======    =======



 7.   COMPREHENSIVE INCOME

 The components of the Company's total comprehensive income were:


                                     Three Months Ended        Nine Months Ended
                                          September 30,            September 30,
                                         2000        1999        2000       1999
                                                      (in thousands)

   Net Income                           $13,919    $ 4,253      $21,948    $22,936

   Currency translation adjustments      (7,500)     1,670      (15,290)    (1,632)
   Net unrealized holding
    gains (losses) on securities             11       (404)         509         82
   Reclassification adjustments for
    gains included in net income             (9)      (367)        (276)      (620)
                                        -------    -------      -------    -------
   Total comprehensive income           $ 6,421    $ 5,152      $ 6,891    $20,766
                                        =======    =======      =======    =======



 8.   SEGMENT INFORMATION

 Information regarding industry segments for the three months ended September 30, 2000 and 1999 is as follows (in thousands):

                                 Life      Clinical     Analytical
                               Science   Diagnostics    Instruments

 Segment net sales        2000  $ 63,877   $101,507       $  9,358
                          1999    53,416     45,478         15,002


 Segment profit (loss)    2000  $  1,915   $  8,249       $ (2,094)
                          1999     1,976      5,091            180

 Information regarding industry segments for the nine months ended September 30, 2000 and 1999 is as follows (in thousands):


                                 Life      Clinical     Analytical
                               Science   Diagnostics    Instruments

 Segment net sales        2000 $192,700    $307,233      $ 45,573
                          1999  169,477     138,111        49,116


 Segment profit (loss)    2000 $ 10,478    $ 20,985      $ (2,014)
                          1999   13,708      20,772           942


 Inter-segment sales are primarily between Life Science and Clinical Diagnostics and are priced to give Life Science a representative gross margin. Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before taxes:


                                         Three Months Ended     Nine Months Ended
                                            September 30,        September 30,
                                         2000         1999       2000      1999
                                                       (in thousands)


   Total segment profit                $ 8,070      $ 7,247     $29,449  $35,422

   Gross profit on inter-segment sales    (334)        (176)     (1,335)    (813)
   Net corporate operating, interest
    and other expense (income) not
    allocated to segments               15,403      (1,113)      10,361   (1,874)
   Goodwill amortization                (2,033)       (517)      (6,044)  (1,551)
   Investment income, net                  340         516          823      939
                                       -------     -------      -------  -------
   Consolidated income before taxes    $21,446     $ 5,957      $33,254  $32,123
                                       =======     =======      =======  =======


  ITEM 2.   Management's  Discussion and Analysis of Results of
            Operations and Financial Condition.

  This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 1999. Pro-forma information regarding the acquisition of Pasteur Sanofi Diagnostics S.A.("PSD") is included in the Company's Form 8-K dated October 1, 1999.

  The following table shows operating income and expense items as a percentage of net sales:


                             Three Months Ended  Nine Months Ended     Year Ended
                                September 30,       September 30,     December 31,
                               2000      1999      2000      1999         1999

    Net sales                  100.0     100.0     100.0     100.0        100.0
     Cost of goods sold         48.3      45.7      47.5      44.5         46.5
    Gross profit                51.7      54.3      52.5      55.5         53.5

    Selling, general and
     administrative             33.5      38.4      33.4      36.2         35.4

    Product research and
     development                 9.4       9.7       9.5       9.1          9.3

    Purchased in-process
     research and
     development                   -         -         -         -          2.8
                               -----     -----     -----     -----        -----
    Income from operations       8.8       6.2       9.6      10.2          6.0
                               =====     =====     =====     =====        =====
    Net Income                   8.0       3.7       4.0       6.5          2.1
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









          Three Months Ended September 30, 2000 Compared to
                Three Months Ended September 30, 1999

  Corporate Results - Sales, Margins and Expenses

  Net sales (sales) in the third quarter of 2000 were $174.1 million compared to $113.5 million in the third quarter of 1999, an increase of 53.4%. Sales increased 19.6% in Life Science, 123.2% in Clinical Diagnostics, and decreased 37.6% in Analytical
  Instruments when compared to the third quarter of 1999. In the third quarter of 2000 the Clinical Diagnostics segment benefited from $48.4 million of sales arising from the recently acquired
  PSD product lines. Excluding these sales, Bio-Rad sales and Clinical Diagnostics sales grew by 10.7% and 16.8%, respectively.
  The growth in Life Science is attributed to product offerings used in the fields of proteomics, molecular biology, and drug discovery. Clinical Diagnostics experienced growth in the area of clinical quality control. Sales in the Analytical Instruments segment declined as the Company sold its semiconductor and manufacturing instrument product line (SMD) to Accent
  Semiconductor Technology Inc. (ASTI) effective August 1, 2000.
  The remaining product lines in this segment are the Company's spectroscopy analytical equipment and spectral reference database. Both businesses had lower sales in the quarter than in the prior period.


  Bio-Rad sales continue to be impacted by the strengthening dollar especially in comparison to the Euro. Excluding the acquisition, comparable period sales declined $4.1 million or 3.3% applying constant exchange rates.

  Consolidated gross margins were 51.7% for the third quarter of 2000 compared to 54.3% for the third quarter of 1999 and 53.5% for all of 1999. Excluding the impact of the acquisition, gross margins would have been 54.4%, unchanged from the prior year.
  Margins on the PSD products are lower than the Company's historical rates. Gross margins increased in Life Science 0.6%.
  Clinical Diagnostics margins, after eliminating the acquired product lines, exceeded the prior year-to-date due in part, to a payment on a warranty claim from a supplier of approximately $1.7 million. The positive impact of this event was offset by the strengthening U.S. dollar's impact on foreign currency denominated sales.

  Selling, general and administrative expense (SG&A) decreased to 33.5% of sales in the third quarter of 2000 from 38.4% of sales in the third quarter of 1999. The program to integrate the PSD business into Clinical Diagnostics is substantially complete, including planned workforce reductions of approximately 200 employees since the acquisition date.





  SG&A expense as a percent of sales for the Life Science segment declined 2.4%. Sales grew at 19.6% while SG&A grew only 12.1%, due in part to a large single bulk chemical sale estimated to be a one year supply for that customer.

  Product research and development expense (R&D) was 9.4% of sales including the operations of PSD, declining slightly from the 9.7% of the prior period. The Life Science segment increased their rate of spending in support of new products to increase their offering in proteomics. Clinical Diagnostics spending contracted slightly.

  Corporate Results - Non-Operating Items

  The third quarter includes a gain on the disposition of assets and selected liabilities of the Company's semiconductor test and manufacturing equipment to ASTI of $16.7 million. The Company received $27.0 million in cash, an $8.0 million note due in five years and an 18% interest in ASTI. $17.0 million of the cash proceeds were used to pay down the "term loan" portion of the Senior Credit Agreement. The cash remaining after tax deposits and expenses of the sale was used to reduce the "line of credit".

  Interest expense increased significantly from the prior year reflecting the debt incurred to finance the acquisition of PSD.
  Other income and expense in both years includes goodwill amortization $2.0 million and $0.5 million respectively, and non-operating legal costs.

  The Company's effective tax rate rose in the third quarter as the 2000 annual rate was revised from 32% to 34% from the sale of the SMD assets, the limitation on the deductibility of interest expense in the United States, the utilization of loss carryforwards and a change in the geographical source of taxable income. The Company's effective tax rate in the prior year was 29% and did not consider the decreased profitability due to greater interest expense and goodwill amortization attributed to the PSD acquisition.

                 Nine Months Ended September 30, 2000
           Compared to Nine Months Ended September 30, 1999

  Corporate Results - Sales Margins and Expenses

  Sales in the nine month period of 2000 were $542.9 million compared to $355.1 million in the comparable period of 1999, an increase of 52.9%. For the first nine months of 2000, the effect from a strengthened U.S. dollar reduced sales $11.8 million when compared to equivalent sales based upon the 1999 exchange rates.
  Including the currency impact, sales increased 13.7% for Life
  Science, 122.5% for Clinical Diagnostics and decreased in Analytical Instruments. The semiconductor product lines historically represented greater than 50% of Analytical
  Instruments.  Life Science sales increased for proteomics and molecular biology products. Clinical Diagnostics sales growth is attributable to the $150.5 million of sales from the PSD acquisition and $18.6 million from the pre-acquisition product lines.

  Consolidated gross margins were 52.5% for the first nine months of 2000 compared to 55.5% for the first nine months of 1999 and 53.5% for all of 1999. Life Science margins improved to 54.3% on higher than planned sales volume, improved manufacturing efficiency, off-set in part by the effect of a strengthening U.S.
  dollar on foreign currency denominated sales.  Clinical
  Diagnostics margins declined excluding the acquired PSD product lines, as service costs, re-engineering costs and manufacturing variances were incurred on outsourced diagnostic equipment, along with the impact of a strengthened US dollar lowering the margin on U.S. manufactured goods. Analytical Instruments margins, excluding the semiconductor products divested, declined on lower sales volumes not covering fixed manufacturing costs.

  SG&A decreased to 33.4% of sales in the first nine months of 2000 from 36.2% of sales in the comparable period of 1999.  The Life
  Science segment increased SG&A expenditures by $7.6 million investing in e-commerce capabilities, distribution and marketing
  infrastructure.   Clinical Diagnostics expenditures declined as a
  percent of sales due to personnel attrition, lay-offs and the postponement of discretionary spending during the integration phase of the PSD acquisition.  The Company expects the impact of personnel reductions to benefit future periods.

  Consolidated R&D increased by $19.2 million in the first nine months of 2000 compared to the first nine months of 1999 including the activity from the PSD acquisition. Life Science and Clinical
  Diagnostics each increased their R&D expenditures in line with development plans in the area of proteomics, drug discovery, new diagnostic testing platforms and expanded quality control systems.

  Corporate Results - Non-operating Items

  Interest expense was $23.9 million, reflecting the debt incurred to finance the acquisition of PSD. In January 2000, the Company incurred an additional $1.0 million of non recurring bank fees to replace the $100 million bridge loan with a similar debt instrument from a different lender with preferable terms.

  Other income and expense includes goodwill amortization of $6.0 million, non-operating legal costs of $2.7 million and a $3.0 million non-recurring payment to settle a dispute arising under the terms of an engagement letter between the Company and an investment bank. The year-to-date results include the gain on disposition of the semiconductor product line to ASTI of $16.7 million.





  The Company's effective tax rate increased to 34% for the first nine months of 2000 from 29% in the prior period. The increase reflects limitations on the deductibility of interest expense in the United Sales associated with the PSD acquisition, the utilization of loss carryforwards, the geographical source of taxable income, and the sale of the Company's semiconductor product line's assets.

  Financial Condition

  The Company as of September 30, 2000 had available approximately
  $92.0 million under its principal revolving credit agreement and $19.2 million under various foreign lines of credit. Cash and cash equivalents available were $ 8.6 million. The Company has achieved an EBITDA of $89.6 million year-to-date which has allowed it to lower its debt to equity ratio from 1.1 to 1.0 at the acquisition date of PSD to .99 to 1.0 at September 30, 2000. Debt has decreased by $32.6 since the acquisition. Lowering the total amount of debt will continue to be a focus for the Company.

  At September 30, 2000, consolidated accounts receivable were $182.6 million. The change from December 31, 1999 represents the net impact of a strengthened U.S. dollar lowering foreign denominated receivables, the sale of semiconductor receivables, an increase in the aging of receivables caused by a change in collection administration after the integration and an increase in sales activity to economies that require longer terms as a condition of sales. The Company believes that after a transition period administration will improve but increased working capital will be required for sales to under or lesser developed countries/economies.

  At September 30, 2000, Bio-Rad consolidated net inventories decreased by $1.5 million from December 31, 1999 including the reduction caused by the disposition of the semiconductor product line. Inventory increased in Life Science for new product introductions to take place before year-end related to proteomics and amplification applications as well as cyclical build-up in microscopy to meet projected year-end demand. Clinical
  Diagnostics inventory increased significantly from year-end as it was artificially low due to an outside supplier's manufacturing problems. Inventory for the Clinical Diagnostics quality controls business is characterized by long lead times and large infrequent batch production which is necessary to meet customers' requirements. Inventories also increased during the current year as Bio-Rad took delivery of the ancillary asset site in Brazil from Sanofi Synthelabo.

  Net capital expenditures totaled $23.9 million for the first nine months of 2000 compared to $17.8 million for the same period of 1999. Expenditures rose as the Company placed with customers the next generation of reagent rental equipment and invested in data communication and business systems to standardize and integrate its new acquisition and production equipment. Reagent rental equipment is automated diagnostics instruments that consume the Company's reagents placed with Clinical Diagnostic customers who then commit to periodic reagent purchases.

  The Board of Directors has authorized the Company to repurchase up to $18 million of common stock over an indefinite period of time.
  From July 1996 through September 2000, the Company has repurchased
  583,636 shares of Class A common stock and 30,000 shares of Class B common stock for a total of $14.5 million. The indenture restricts the Company's ability to repurchase its own stock to an amount not to exceed $4 million in the aggregate over the term of the indenture. Share repurchases made during the indenture amount to $0.4 million.

  As of July 31, 2000, the Company sold all the assets and transferred selected liabilities associated with its semiconductor product lines to ASTI. The cash proceeds of $27 million reduced borrowings by $17.0 million on the term loan portion of the Senior Credit facility and after tax deposits and expenses of the sales, the remainder was applied to the line of credit. The Analytical Instruments segment,after the transfer to ASTI comprises less than 5% of the Company's sales and net assets.

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

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin: No. 101 "Revenue Recognition in
  Financial Statements" (SAB101). SAB101 summarizes related views of the SEC Staff in applying generally accepted accounting principles to revenue recognition in financial statements including the time for recognizing revenue derived from sales involving contractual customer acceptance provisions where installation of the product occurs after shipment. The Company's current policy is to recognize revenues at the time the customer receives the goods, generally at the time of shipment. Applying the requirements of SAB101 to the present revenue recognition policy of the Company may result in a deferral of revenue on sales of the Company's more sophisticated instruments. A majority of the Company's product lines and revenue will not be involved in the mandated deferral process. The effect of the changes will be recognized as a cumulative effect of a change in accounting principle, if determined material, in the Company's fourth quarter ending December 31, 2000. When completed, the review may determine that the amount of revenue to be deferred is material.

  Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk

  During the nine months ended September 30, 2000, excluding its exposure to increased interest rates, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December






  31, 1999. The issuance of the 11-5/8% Senior Subordinated Notes has reduced Bio-Rad's exposure to increases in interest rates.
  The Company has gone from having approximately all of its year-end debt based on floating interest rates to approximately 67% at fixed rate pricing.

  PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits

  The following documents are filed as part of this report:

  Exhibit No.


  27.1      Financial Data Schedule




  (b)  Reports on Form 8-K

  There were no reports on Form 8-K for the quarter ended September
  30, 2000.
































                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  November 14, 2000 /s/ T. C. Chesterman
                            T. C. Chesterman, Vice President,
                                 Chief Financial Officer



   Date:  November 14, 2000 /s/ James R. Stark
                            James R. Stark, Corporate Controller






























