Form 10-K
period 2000-12-31
BIO RAD LABORATORIES INC
filed 2001-03-28
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               _________

                               FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2000

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

   Securities registered pursuant to Section 12(b) of the Act:
                                                                                  Market Value on
                                 Name of Each Exchange    Shares Outstanding  February 28, 2001 of Stocks
       Title of Each Class        on Which Registered      February 28, 2001     Held by Non-Affiliates
       -------------------       ---------------------    ------------------   ------------------------
   Class A Common Stock
    Par Value $1.00 per share   American Stock Exchange     10,051,700           $281,681,428

   Class B Common Stock
    Par Value $1.00 per share   American Stock Exchange      2,426,428           $ 11,995,128

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

                   Document                             Form 10-K Parts
          _________________________________________    ____________________
          (1) Annual Report to Stockholders for the
              fiscal year ended December 31, 2000
              (specified portions)                           I, II, IV
          (2) Definitive Proxy Statement to be mailed
              to stockholders in connection with the
              registrant's 2001 Annual Meeting of
              Stockholders (specified portions)                 III

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

       Description of Business

       Business Segments

       The Company operates in three industry segments designated Life Science, Clinical Diagnostics and Analytical Instruments. Each operates in both the U.S.A. and international markets. For a description of business and financial information on industry and geographic segments, see Note 13 on pages 22 through 25 of
       Exhibit 13.1, which is incorporated herein by reference.

       Life Science Segment.

       Life science is the study of the characteristics, behavior, and structure of living organisms and their component systems. Life science researchers use a variety of products and systems-- including reagents, instruments, software and apparatus-- to advance the study of life processes, drug discovery and biotechnology, primarily within a laboratory setting.

       We focus on selected segments of the life science market-- laboratory devices, biomaterials, imaging products and microscopy systems-- for which we estimate 2000 worldwide sales totaled approximately $1.6 billion. The primary technological applications that we supply to these segments are diverse and consist of electrophoresis, image analysis and microplate readers, chromatography, gene transfer and sample preparation and amplification. The primary end-users in our sectors of the market are universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers and biotechnology researchers.

       Clinical Diagnostics Segment.

       The clinical diagnostics industry encompasses a broad array of technologies incorporated into a variety of tests used to detect, identify and quantify substances in blood or other bodily fluids and tissues. The test results are used as aids for medical diagnosis, detection, evaluation, monitoring and treatment of diseases and other medical conditions. The bulk of tests are performed in vitro (literally, "in glass"), while the remainder consists of in vivo ("in the body") tests. The most common type of in vitro tests are routine chemistry tests that measure important health parameters, such as glucose, cholesterol or sodium, as part of routine blood checks. A second type of diagnostic tests, on which we focus, are more specialized and require more sophisticated equipment and materials than do routine tests. These specialized tests are also lower-volume and higher-priced than routine tests. We estimate that in 2000, sales to the global clinical diagnostics industry totaled approximately $20 billion.

       The primary end-users in the areas of the clinical diagnostics industry we target are hospital laboratories, reference laboratories, physician office laboratories, government agencies and other diagnostics manufacturers.

       Analytical Instruments Segment.

       The analytical instruments segment develops, manufacturers, sells and services FT-IR spectroscopy systems, semiconductor tests and manufacturing instruments, spectral reference publications and software. On July 31, 2000, Bio-Rad sold the assets of its Semiconductor product line to Accent Semiconductor Technology Inc., and will no longer directly compete in this market.

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

       For the most part, the Company operates in markets characterized by short lead times and the absence of significant backlogs. The Company produces some analytical instruments against an order backlog. Management has concluded that backlog information is not material to the Company's business as a whole.

       Sales and Marketing

       Each of Bio-Rad's segments maintains a sales force to sell its products on a direct basis. Each sales force is technically trained in the disciplines associated with its products. Sales are also generated through direct mail advertising, exhibits at trade shows and technical meetings, telemarketing, the Company website and by extensive advertising in technical and trade publications. Sales and marketing efforts are augmented by technical service departments that assist customers in effective product utilization and in new product applications. Bio-Rad also produces and distributes technical literature and holds seminars for customers on the use of its products.

       Our customer base is broad and diversified. In 2000, no single customer accounted for more than 3% of our total net sales. Our sales are affected by certain external factors. For example, a number of our customers, particularly in the life science segment, are substantially dependent on government grants and research contracts for their funding. A significant reduction of government funding would have a detrimental effect on the results of this segment.

       Most of the Company's international sales are generated by wholly-owned subsidiaries and their branch offices in Australia, Austria, Belgium, Brazil, Canada, the Czech Republic, Denmark, England, Finland, France, Germany, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, Mexico, the Netherlands, New Zealand, Norway, People's Republic of China, Poland, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and Thailand. Certain of these subsidiaries also have manufacturing facilities. While Bio-Rad's international operations are subject to certain risks common to foreign operations in general, such as changes in governmental regulations, import restrictions and foreign exchange fluctuations, the Company's international operations are principally in developed nations, which the Company regards as presenting no significantly greater risks to its operations than are present in the United States.

       Competition

       Most markets served by our product groups are competitive. Our competitors range in size from start-ups to large multinational corporations. Reliable independent information on sales and market share of products produced by our competitors is not generally available. We believe, however, based on our own marketing information, that while some competitors are dominant with respect to certain individual products, no one company, including us, is dominant with respect to a material portion of any segment of our business.

       Life Science Segment. Because of the breadth of its product lines, Life Science does not face the same competitor for all of its products. Competitors in this market include Amersham Pharmacia Biotech, Life Technologies, Qiagen, Zeiss and Applied Biosystems. We compete primarily on meeting performance specifications.

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

       Analytical Instruments Segment. We compete in the high-end analytical instruments market primarily on the basis of technology and features. Competitors in this segment include Thermo Nicolet Instruments (a business unit of Thermo Electron Corp.) and PerkinElmer (formerly EG&G) in spectroscopy.

       Product Research and Development

       The Company conducts extensive product research and development activities in all areas of our business, employing approximately 432 people worldwide in these activities. Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future. Our research teams are continuously developing new products and new applications for existing products. In our development and testing of new products and applications, we consult with scientific and medical professionals at universities, hospitals and medical schools, and in industry, most notably with the Institut Pasteur. We spent approximately $68.1 million, $51.2 million (excluding $15.5 million of purchased in-process research and development expense), and $41.4 million on research and development activities during the years ended December 31, 2000, 1999 and 1998, respectively.

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

       Employees

       At December 31, 2000, Bio-Rad had approximately 3,800 full-time employees. Fewer than 7% of Bio-Rad's 1,900 U. S. employees are covered by a collective bargaining agreement which will expire on November 7, 2002. Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements. Bio-Rad considers its employee relations in general to be good.

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

       Analytical
       Instruments    Cambridge, Massachusetts   40,000     Leased
                      Philadelphia, Pennsylvania 28,000     Owned


       Most manufacturing and research facilities also house administration, sales and distribution activities. In addition, we lease office and warehouse facilities in a variety of locations around the world. The facilities are used principally for sales, service, distribution and administration for all three segments.

       The Life Science segment's Richmond, California distribution and instrument manufacturing facility lease expires in November 2001. While we are currently negotiating a renewal, the lease is not automatically renewable. The Marnes la Coquette facility near Paris, France which served as the corporate headquarters for PSD, as well as a significant manufacturing and research facility has recently been renewed until December 31, 2005.

       We believe all of our other facilities are adequate to support our current and anticipated production requirements.
       Historically, adequate space to expand sales and distribution channels has been available and we have leased space as needed.

       ITEM 3.  LEGAL PROCEEDINGS

       Note 12, "Legal Proceedings," appearing on page 22 of Exhibit
       13.1 is incorporated herein by reference.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                  P A R T  II

       ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS

       Note 15, "Information Concerning Common Stock," appearing on page 26 of Exhibit 13.1 is incorporated herein by reference.

       ITEM 6.  SELECTED FINANCIAL DATA

       The table headed "Summary of Operations" appearing on page 1 of
       Exhibit 13.1 is incorporated herein by reference.

       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

       The section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 28 through 36 of Exhibit 13.1 is incorporated herein by reference.

       ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK

       The section headed "Financial Risk Management" appearing on pages 34 and 35 of the Exhibit 13.1 is incorporated herein by reference.


       ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Consolidated Financial Statements and Notes thereto and the Report of Independent Public Accountants appearing on pages 1 through 27 of Exhibit 13.1 are incorporated herein by reference.


       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III


       ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive Proxy Statement mailed to stockholders in connection with the 2001 Annual Meeting of Stockholders ("the 2001 Proxy Statement") are incorporated herein by reference.


       ITEM 11.  EXECUTIVE COMPENSATION

       The sections labeled "Executive Compensation and Other
       Information," "Compensation of Directors," "Compensation
       Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors" and "Stock Performance Graph" of the 2001 Proxy Statement are incorporated herein by reference.


       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

       The section labeled "Principal and Management Stockholders" of the 2001 Proxy Statement is incorporated herein by reference.


       ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The section labeled "Compensation of Directors" of the 2001 Proxy Statement is incorporated herein by reference.

                                  P A R T  IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

       (a) 1. Index to Financial Statements

              The following Consolidated Financial Statements are included in the 2000 Annual Report and are incorporated herein by reference pursuant to Item 8:
                                                              Page in
                                                           Exhibit 13.1
              Consolidated Balance Sheets
              at December 31, 2000 and 1999                     2-3

              Consolidated Statements of Income
              for each of the three years in the
              period ended December 31, 2000                      4

              Consolidated Statements of Cash Flows
              for each of the three years in the period
              ended December 31, 2000                             5

              Consolidated Statements of Changes in
              Stockholders' Equity for each of the three
              years in the period ended December 31, 2000         6

              Notes to Consolidated Financial Statements       7-26

              Report of Independent Public Accountants           27


           2. Index to Financial Statement Schedule

                                                             Page in
                                                            Form 10-K

              Schedule II Valuation and Qualifying Accounts     10

              Report of Independent Public Accountants
              on Schedule II                                    11

              All other financial statement schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

           3. Index to Exhibits

              The exhibits listed in the accompanying Index to Exhibits on pages 13 through 15 of this report are filed or incorporated by reference as part of this report.

       (b)  Reports on Form 8-K

            None.

                             BIO-RAD LABORATORIES, INC,.
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended December 31, 2000, 1999 and 1998
                                   (In thousands)


       Reserve for doubtful accounts receivable


                                Additions
                   Balance at  Charged to                          Balance
                   Beginning   Costs and                           at End
                    of Year     Expenses    Deductions   Other     of Year


       2000 . . .    $9,582      $4,298      $(3,624)        --     $10,255

       1999 . . .    $3,629      $3,123      $(2,449)    $5,279(A)   $9,582

       1998 . . .    $3,374      $1,616      $(1,361)    $    -      $3,629




       Valuation allowance for deferred tax assets


                                            Deductions
                    Balance at              Charged to              Balance
                    Beginning               Costs and               at End
                     of Year    Additions    Expenses     Other     of Year


       2000 . . . .   $24,131     $   --      $(7,111)        --    $17,020

       1999 . . . .   $5,342      $   --      $  (553)   $19,342(A) $24,131

       1998 . . . .   $3,285      $2,057      $    --    $    --     $5,342



       (A) Valuation arising from the acquisition of PSD.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

          To Bio-Rad Laboratories, Inc.:

          We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Bio-Rad Laboratories, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index, Item 14(a)2, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                               /s/ ARTHUR ANDERSEN LLP
                                               ARTHUR ANDERSEN LLP



          San Francisco, California
          February 6, 2001

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

                                              Date:   March 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Principal Executive Officer:

       /s/  David Schwartz         President and Director    March 28, 2001
          (David Schwartz)

     Principal Financial Officer:

       /s/  T. C. Chesterman       Vice President,           March 28, 2001
          (Thomas C. Chesterman)   Chief Financial Officer

     Principal Accounting Officer:

       /s/  James R. Stark         Corporate Controller      March 28, 2001
          (James R. Stark)

     Other Directors:

       /s/  James J. Bennett       Director                  March 28, 2001
          (James J. Bennett)

       /s/  Albert J. Hillman      Director                  March 28, 2001
          (Albert J. Hillman)

       /s/  Philip L. Padou        Director                  March 28, 2001
          (Philip L. Padou)

       /s/  Alice N. Schwartz      Director                  March 28, 2001
          (Alice N. Schwartz)

       /s/  Norman Schwartz        Director                  March 28, 2001
          (Norman Schwartz)

       /s/ Burton A. Zabin         Director                  March 28, 2001
          (Burton A. Zabin)

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

          The following documents are filed as part of this report:

          Exhibit No.

          3.1       Restated Certificate of Incorporation, as of
                    September 15, 1988. (1)

          3.2       Bylaws of the Registrant, as amended February 19,
                    1980. (2)

          4.1 Credit Agreement dated as of September 30, 1999 among Bio-Rad Laboratories, Inc., the lenders named therein, Bank One, N.A., as Administrative Agent, ABN Amro Bank N.V. as Syndication Agent and Union Bank of California, N.A. as Documentation Agent. (3)

          4.1.1 Amendment dated as of January 31, 2000, to the Credit Agreement dated as of September 30, 1999, by and among Bio-Rad Laboratories, Inc. the lenders named therein, and Bank One, N.A. as Agent. (4)

          4.1.2 Amendment dated as of June 21, 2000 to the Credit Agreement dated as of September 30, 1999, among Bio-Rad Laboratories, Inc., the lenders named therein, Banc One, N.A. as Administrative Agent, ABN AMRO Bank N.V. as Syndication Agent, and Union Bank of California, N.A. as Documentation Agent. (5)

          4.2 Senior Subordinated Credit Agreement dated as of September 30, 1999 among Bio-Rad Laboratories, Inc., the lenders named therein and Bank One Capital Markets, Inc., as agent. (3)

          4.4 Senior Subordinated Credit Agreement dated as of January 31, 2000 among Bio-Rad Laboratories, Inc., the lenders names therein and UBS AG, Stamford Branch, as Agent. (4)

          4.5 The Indenture dated as of February 17, 2000 for 11.625% Senior Subordinated Notes due 2007 among Bio-Rad Laboratories, Inc., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee. (4)

          4.6 The Registration Rights Agreement dated as of February 17, 2000 by and among Bio-Rad Laboratories, Inc. and Warburg Dillon Reed LLC and ABN AMRO Incorporated. (4)

          10.4      1994 Stock Option Plan. (6)

          10.4.1 Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 28, 1998.

          10.4.2 Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated December 6, 1999.

          10.4.3 Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated September 19, 2000.

          10.5      Amended and Restated 1988 Employee Stock Purchase Plan.
                    (7)

          10.6 Employees' Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (8)

          10.10 Non-competition and employment continuation agreement with James J. Bennett. (9)

          10.11 Employment and non-compete agreement with Dr. Burton A. Zabin. (10)

          10.12     Split Dollar Life Insurance Agreement dated
                    September 17, 1999 between the Schwartz Irrevocable Descendants Trust and Bio-Rad Laboratories, Inc. (4)

          13.1 Excerpt from Annual Report to Stockholders' for the fiscal year ended December 31, 2000, (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

          21.1      Listing of Subsidiaries.

          23.1      Consent of Independent Public Accountants.

          ______________________________________________________________

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

          (3) Incorporated by reference from Exhibits to the Company's Form 8-K dated October 1, 1999.

          (4) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended December 31, 1999, dated March 28, 2000.

          (5) Incorporated by reference from Exhibits to the Company's June 30, 2000, Form 10-Q filing dated August 14, 2000.

          (6) Incorporated by reference from the Exhibits to the Company's Form S-8 filing, dated April 28, 1994.

          (7) Incorporated by reference from the Exhibits to the Company's September 30, 1998, Form 10-Q filing dated November 10, 1998.

          (8) Incorporated by reference from the Exhibits to the Company's September 30, 1997, Form 10-Q filing dated November 13, 1997.

          (9) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended December 31, 1996, dated March 26, 1997.

          (10) Incorporated by reference from the Exhibits to the Company's June 30, 1998, Form 10-Q filing dated August 6, 1998.