Form 10-Q
period 2001-03-31
BIO RAD LABORATORIES INC
filed 2001-05-14
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001.

                                   OR

   __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________to__________________.

                      Commission file number 1-7928

                        BIO-RAD LABORATORIES, INC.
          (Exact name of registrant as specified in its charter)

             Delaware                             94-1381833
   (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)           Identification No.)


       1000 Alfred Nobel Drive, Hercules, California 94547
   (Address of principal executive offices)       (Zip Code)

   Registrant's telephone number, including area code (510) 724-7000

                                No Change
   Former name, former address and former fiscal year, if changed since last report.

   Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.  Yes    X    No  _____

   Indicate the number of shares outstanding of each of the issuer's classes of commonstock, as of the latest practicable date--


                                                   Shares Outstanding
         Title of each Class                       at April 30, 2001

         Class A Common Stock,
         Par Value $1.00 per share                 10,051,800

         Class B Common Stock,
         Par Value $1.00 per share                  2,426,328

                             BIO-RAD LABORATORIES, INC.

                      Condensed Consolidated Statements of Income
                        (In thousands, except per share data)
                                     (Unaudited)
                                                     Three Months Ended
                                                           March 31,
                                                       2001      2000

   NET SALES . . . . . . . . . . . . . . . . . .     $202,668  $185,463

   Cost of goods sold  . . . . . . . . . . . . .       91,318    86,720

   GROSS PROFIT  . . . . . . . . . . . . . . . .      111,350    98,743

   Selling, general and administrative expense .       62,599    62,495

   Product research and development expense  . .       18,428    17,871

   INCOME FROM OPERATIONS  . . . . . . . . . . .       30,323    18,377

   Interest expense  . . . . . . . . . . . . . .       (6,589)   (8,766)

   Other, net  . . . . . . . . . . . . . . . . .      (10,132)   (5,265)

   INCOME BEFORE TAXES . . . . . . . . . . . . .       13,602     4,346

   Provision for income taxes  . . . . . . . . .        5,033     1,391

   NET INCOME  . . . . . . . . . . . . . . . . .     $  8,569  $  2,955
                                                     ========  ========

   Basic earnings per share:
        Net income . . . . . . . . . . . . . . .        $0.70     $0.24
                                                     ========  ========
        Weighted average common shares . . . . .       12,254    12,177
                                                     ========  ========
   Diluted earnings per share:
        Net income . . . . . . . . . . . . . . .        $0.68     $0.24
                                                     ========  ========
        Weighted average common shares                 12,547    12,256
                                                     ========  ========




   The accompanying notes are an integral part of these statements.
                                          1

                                   BIO-RAD LABORATORIES, INC.
                              Condensed Consolidated Balance Sheets
                                (In thousands, except share data)

                                                                March 31,     December 31,
                                                                   2001           2000
                                                                      (Unaudited)
   ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . .        $  9,994       $ 13,954
   Accounts receivable, net . . . . . . . . . . . . . . .         191,792        182,242
   Inventories  . . . . . . . . . . . . . . . . . . . . .         136,713        132,519
   Prepaid expenses, taxes and other current assets . . .          42,044         40,953

      Total current assets  . . . . . . . . . . . . . . .         380,543        369,668

   Net property, plant and equipment  . . . . . . . . . .         118,787        119,032
   Goodwill, net  . . . . . . . . . . . . . . . . . . . .          87,881         90,970
   Other assets . . . . . . . . . . . . . . . . . . . . .          63,668         66,608

        Total assets  . . . . . . . . . . . . . . . . . .        $650,879       $646,278
                                                                 ========       ========
   LIABILITIES AND STOCKHOLDERS' EQUITY:

   Accounts payable . . . . . . . . . . . . . . . . . . .        $ 62,046       $ 62,965
   Accrued payroll and employee benefits  . . . . . . . .          45,290         52,354
   Notes payable and current maturities of long-term debt          17,992         18,146
   Sales, income and other taxes payable  . . . . . . . .          14,312          8,413
   Other current liabilities  . . . . . . . . . . . . . .          51,900         47,430

      Total current liabilities . . . . . . . . . . . . .         191,540        189,308

   Long-term debt, net of current maturities  . . . . . .         202,901        203,360
   Deferred tax liabilities . . . . . . . . . . . . . . .           9,173          8,992

      Total liabilities . . . . . . . . . . . . . . . . .         403,614        401,660

   STOCKHOLDERS' EQUITY:

   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding . . . . . . . . . . . .              --             --

   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 10,051,800 at March 31, 2001
     and 10,042,200 at December 31, 2000 . . . . . . . . .         10,052         10,042

   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 2,426,328 at March 31, 2001
     and 2,435,928 at December 31, 2000 . . . . . . . . .           2,426          2,436

   Additional paid-in capital . . . . . . . . . . . . . .          19,120         19,120

   Class A treasury stock, 206,519 shares at March 31, 2001
     and 244,499 shares at December 31, 2000 at cost  . .          (4,574)        (5,415)

   Retained earnings  . . . . . . . . . . . . . . . . . .         240,402        231,821

   Accumulated other comprehensive income:
     Currency translation . . . . . . . . . . . . . . . .         (20,266)       (13,545)

     Net unrealized holding gain on marketable securities             105            159
      Total stockholders' equity  . . . . . . . . . . . .         247,265        244,618

         Total liabilities and stockholders' equity . . .        $650,879       $646,278
                                                                 ========       ========



   The accompanying notes are an integral part of these statements.

                                  BIO-RAD LABORATORIES, INC.
                        Condensed Consolidated Statements of Cash Flows
                                        (In thousands)
                                          (Unaudited)

                                                                         Three Months Ended
                                                                               March 31,

                                                                          2001         2000
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . . .          $183,233    $183,781
        Cash paid to suppliers and employees . . . . . . . . .          (168,730)   (176,672)
        Interest paid. . . . . . . . . . . . . . . . . . . . .           (10,291)     (7,353)
        Income tax payments  . . . . . . . . . . . . . . . . .            (1,265)     (2,676)
        Miscellaneous payments . . . . . . . . . . . . . . . .              (732)     (2,902)

        Net cash provided by (used in) operating activities. .             2,215      (5,822)

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . . .            (9,278)     (8,318)
        Net sales of marketable securities and investments. . .               62         105
        Foreign currency hedges, net . . . . . . . . . . . . .             1,056       2,330

        Net cash used in investing activities. . . . . . . . .            (8,160)     (5,883)

   Cash flows from financing activities:
         Net repayments under line-of-credit arrangements. . .            (2,825)     (5,009)
         Long-term borrowings. . . . . . . . . . . . . . . . .            45,500     369,251
         Payments on long-term debt. . . . . . . . . . . . . .           (43,113)   (353,047)
         Arrangement and other fees for long-term financing. .                --      (4,500)
         Proceeds from issuance of common stock. . . . . . . .               841         290
         Treasury stock activity, net. . . . . . . . . . . . .                12       1,205

         Net cash provided by financing activities . . . . . .               415       8,190

   Effect of exchange rate changes on cash . . . . . . . . . .             1,570       1,749
   Net decrease in cash and cash equivalents . . . . . . . . .            (3,960)     (1,766)
   Cash and cash equivalents at beginning of period. . . . . .            13,954      17,087
   Cash and cash equivalents at end of period. . . . . . . . .          $  9,994    $ 15,321
                                                                        ========    ========

   Reconciliation of net income to net cash provided by operating activities:

     Net income  . . . . . . . . . . . . . . . . . . . . . . .          $  8,569    $  2,955
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . .            10,302      10,688
          Foreign currency hedge transactions, net . . . . . .            (1,056)     (2,330)
          Gains on dispositions of marketable securities . . .               (64)       (304)
          Decrease (increase) in accounts receivable . . . . .           (16,645)      2,910
          Increase in inventories  . . . . . . . . . . . . . .            (7,180)    (10,922)
          Decrease (increase)in other current assets . . . . .            (1,596)        193
          Increase (decrease)in accounts payable and
            other current liabilities  . . . . . . . . . . . .             2,885      (7,502)
          Increase (decrease) in income taxes payable. . . . .             4,210      (1,041)
          Other. . . . . . . . . . . . . . . . . . . . . . . .             2,790        (469)

   Net cash provided by operating activities . . . . . . . . .          $  2,215    $ (5,822)
                                                                        ========    ========
   The accompanying notes are an integral part of these statements.

                       BIO-RAD LABORATORIES, INC.

          Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

   1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 2000. Certain amounts in the financial statements of the prior year have been reclassified to be consistent with the 2001 presentation.

   2. INVENTORIES

   The principal components of inventories are as follows:

                                          March 31,     December 31,
                                            2001           2000
                                               (in thousands)

   Raw materials                          $ 35,109       $ 32,993
   Work in process                          30,349         30,071
   Finished goods                           71,255         69,455

                                          $136,713       $132,519
                                          ========       ========

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and equipment are as follows:

                                          March 31,     December 31,
                                            2001           2000
                                               (in thousands)

   Land and improvements                  $  8,312       $  8,337
   Buildings and leasehold
     improvements                           65,836         66,039
   Equipment                               169,571        180,827
                                           243,719        255,203
   Accumulated depreciation               (124,932)      (136,171)

   Net property, plant and equipment      $118,787       $119,032
                                          ========       ========

   4.   ACQUISITIONS AND DISPOSITIONS

   In July 2000, Accent Semiconductor Technology, Inc. ("ASTI") acquired the assets and certain liabilities of the Company's semiconductor and optoelectronic metrology business. The proceeds of approximately $36,000 represent $27,000 in cash, an

   $8,000 note receivable due in five years and an 18% passive equity interest in ASTI. The Company used $17,000 of the cash proceeds to reduce borrowings on the term loan portion of the Senior Credit facility. The equity interest in ASTI will be held as a long-term investment on the cost method.

   In October 1999, the Company acquired Pasteur Sanofi Diagnostics S.A., a French corporation, from its shareholders, Sanofi-Synthelabo S.A. and Institut Pasteur. Purchase liabilities recorded included approximately $14,000 for severance and other employee costs and $4,000 for the consolidation and closure of certain leased facilities. The closure of facilities identified by the Company were completed in fiscal 2000, with lease payments net of sublease revenues continuing until all contractual obligations are met. As of March 31, 2001, expenses charged against these reserves were approximately $12,900 for severance and other employee costs and $2,000 for facilities and asset related write-offs.

   5.   EARNINGS PER SHARE

   Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 293,000 and 79,000 shares, for the three month periods ended
   March 31, 2001 and 2000, respectively.

   Options to purchase 215,000 shares of common stock were outstanding during the three month period ended March 31, 2000, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. There were no anti-dilutive shares for the three month period ended March 31, 200l.

   6.   OTHER INCOME AND EXPENSE

   The components of Other, net were:

                                             Three Months Ended
                                                  March 31,
                                              2001        2000
                                               (in thousands)

   Goodwill amortization                   $(2,021)      $(1,990)
   Non-operating litigation costs, net        (700)         (542)
   Write-down of investment in affiliates   (2,000)           --
   Write-down of spectroscopy
     instrument assets                      (4,500)           --
   Other                                      (911)       (2,733)
   Total Other, net                       $(10,132)      $(5,265)
                                           =======       =======

   In the first quarter of 2001, the Company took a $4,500 non-cash pre-tax charge reflecting the potential impact of a non-binding letter of intent to sell the spectroscopy instrument business to a new owner. Additionally, the Company took a $2,000 non-cash pre-tax charge to adjust the value of an investment based on on-going discussions with the investment's management concerning its future capital structure.

   7.   COMPREHENSIVE INCOME

   The components of the Company's total comprehensive income were:

                                             Three Months Ended
                                                  March 31,
                                              2001         2000
                                               (in thousands)

   Net Income                              $ 8,569       $ 2,955

   Currency translation adjustments         (6,721)       (5,812)
   Net unrealized holding gains                  3           463
   Reclassification adjustments for
    gains included in net income               (57)         (217)
   Total comprehensive income (expense)    $ 1,794       $(2,611)
                                           =======       =======

   8.   SEGMENT INFORMATION

   Information regarding industry segments for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                 Life       Clinical     Analytical
                                Science    Diagnostics   Instruments

   Segment net sales     2001    $92,938    $102,989      $ 7,505
                         2000    $67,731    $100,461      $18,379


   Segment profit(loss)  2001    $19,091     $ 8,122      $  (928)
                         2000    $ 7,133     $ 2,992      $   341


   Inter-segment sales are primarily between Life Science and Clinical Diagnostics and are priced to give Life Science a representative gross margin. The following reconciles total segment profit to consolidated income before taxes:

                                       Three Months Ended
                                            March 31,
                                        2001         2000
                                          (in thousands)

   Total segment profit               $26,285      $10,466

   Gross profit on inter-segment sales   (384)        (561)
   Net corporate operating, interest
    and other expense not allocated
    to segments                       (10,302)      (3,857)
   Goodwill amortization               (2,021)      (1,990)
   Investment income, net                  24          288

   Consolidated income before taxes   $13,602      $ 4,346
                                      =======      =======

   Item 2.   Management's  Discussion and Analysis of
             Results of Operations and Financial Condition.

   This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 2000.

   The following table shows operating income and expense items as a percentage of net sales:

                                Three Months Ended   Year Ended
                                     March 31,       December 31,
                                  2001      2000        2000

   Net sales                     100.0     100.0        100.0
    Cost of goods sold            45.1      46.8         47.3
   Gross profit                   54.9      53.2         52.7

   Selling, general and
    administrative                30.8      33.7         34.1

   Product research and
    development                    9.1       9.6          9.4

   Income from operations         15.0       9.9          9.2
                                 =====     =====        =====

   Net income                      4.2       1.6          4.3
                                 =====     =====        =====

   Forward Looking Statements

   Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to the Company's future financial performance, operating results, plans and objectives. We have based these forward looking statements on our current expectations and projections about future events. However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including among other things: our substantial leverage and ability to service our debt; our ability to successfully develop and market new products; our reliance on and access to necessary intellectual property; competition in and government regulation of the industries in which we operate; and the monetary policies of various countries. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.


             Three Months Ended March 31, 2001 Compared to
                   Three Months Ended March 31, 2000

   Corporate Results - Sales, Margins and Expenses

   Net sales (sales) in the first quarter of 2001 were $202.7 million compared to $185.5 million in the first quarter of 2000, an increase of 9.3%. Sales increased 37.2% in Life Science and 2.5% in Clinical Diagnostics. The growth in Life Science is attributed to a strong demand for the Company's products by proteomic and genomic researchers. Sales growth was especially strong in European markets as a result of the Company's BSE (Bovine Spongiform Encephalopathy) test used to detect the presence of prions linked to the Mad Cow Disease. Clinical Diagnostics growth was provided by products for diabetes monitoring, quality controls, blood virus and autoimmune testing. On a comparative basis, first quarter sales were adversely affected by the strength of the U.S. dollar versus the prior period. Reported growth would increase by 5% for both Life Science and Clinical Diagnostics if international sales were translated at a constant exchange rate. Sales in the Analytical Instruments segment declined as the Company sold its semiconductor instrument product line effective August 1, 2000.

   Consolidated gross margins were 54.9% for the first quarter of 2001 compared to 53.2% for the first quarter of 2000 and 52.7% for all of 2000. Gross margins improved in Life Science as many of the products providing sales growth yield higher margins than
   the segment's overall average.   Clinical Diagnostics margins
   improved due to the cessation of a distributor agreement, improved manufacturing overhead absorption and adjustments made in the prior year to have the PSD manufacturing sites comply with the Company's obsolescence and excess inventory policies.

   Selling, general and administrative expense (SG&A) decreased to 30.8% of sales in the first quarter of 2001 from 33.7% of sales the first quarter of 2000. SG&A for Life Science increased 14.4% as sales grew 37.2%. Clinical Diagnostics experienced a small decline in SG&A expenditures as selling expenditures declined mainly in Europe from planned reductions which were part of the PSD acquisition, offset by increases in the rest of the world. The long-term goal for management remains a consistent gradual reduction in SG&A spending as a percent of sales.

   Product research and development expense decreased slightly to 9.1% as a percentage of sales from 9.6% for the first quarter of 2000.

   Corporate Results - Non-Operating Items

   Interest expense decreased from the prior year reflecting the reduction of debt. Net other income and expense in the first quarter of 2001 includes $6.5 million of non-cash pre-tax expense relating to the impact of transactions in negotiation to transfer ownership in the Company's spectroscopy instrument business and a change in the Company's valuation of an investment based on on-going discussions with the investment's management concerning its future capital structure. Net other income and expense in the first quarter of 2000 includes a $3.0 million non-recurring payment to settle a dispute arising under the terms of an engagement letter between the Company and an investment bank.
   Net other income and expense in both years includes net goodwill amortization and non-operating legal costs.

   The Company's effective tax rate rose to 37% for the first quarter of 2001 compared to 32% in the first quarter of 2000. The increased rate reflects the limitation on the deductibility of goodwill amortization associated with the acquisition of PSD, the utilization of loss carryforwards and a change in the geographical source of taxable income.

   Financial Condition

   The Company, as of March 31, 2001, had available approximately
   $95 million under its principal revolving credit agreement and $22 million under various foreign lines of credit. Cash and cash equivalents available were $10.0 million.

   At March 31, 2001, consolidated accounts receivable increased by $9.6 million from December 31, 2000. The increase was due to higher sales volume being offset by the declining value of European and Japanese currencies as well as an improved mix of more consumable sales and less instruments.

   At March 31, 2001, consolidated net inventories increased by $4.2 million from December 31, 2000. Life Science increased inventory levels to meet increased customer demands for its consumable and apparatus products. Clinical Diagnostic inventory levels remained flat as the inventory increase for the quality control product lines was offset by foreign held inventory declining due to currency translation. Inventory for the Clinical Diagnostics quality controls business is characterized by long lead times and large infrequent batch production which is necessary to meet customers requirements. Bio-Rad management regularly reviews inventory valuation for excess, obsolete and slow-moving products.

   Net capital expenditures totaled $9.3 million for the first three months of 2001 compared to $8.3 million for the same period of 2000. Capital expenditures for the quarter are principally for reagent rental equipment placed with Clinical Diagnostic customers who then commit to purchasing the Company's diagnostic reagents for use. The remaining expenditures represent the Company's investment in data communication and business systems to standardize and integrate its new acquisition and production equipment.

   The Company now believes that continued growth will cause it to require additional space in Northern California for manufacturing, laboratory and general office use. Management is currently reviewing its space requirements and financing alternatives that could result in increased capital expenditures later in 2001 and beyond.

   The Company has determined that the sale or disposal of certain remaining portions of the Analytical Instruments segment is appropriate. The Company took a $4.5 million non-cash charge in the first quarter of 2001 reflecting the potential impact of a non-binding letter of intent to sell the spectroscopy instrument business to a new owner. We cannot guarantee, however, that the

   Company will be successful in completing this transaction. Should it not happen, the Company will immediately pursue other alternatives.

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

   New Financial Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards requiring companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS 133 and subsequent amendments as of the first day of fiscal year 2001 and will currently not seek hedge accounting treatment, instead recording the value adjustment to derivative instruments through earnings.

   Item 3.   Quantitative and Qualitative Disclosures
             About Market Risk

   During the three months ended March 31, 2001, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended
   December 31, 2000.

   PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.

   At the Company's annual meeting of stockholders on April 24, 2001, the following individuals were reelected to the Board of
   Directors:

                              Class of
                            Common Stock        Votes           Votes
                            Elected From         For           Withheld

   James J. Bennett           Class B       2,318,267              558
   Albert J. Hillman          Class A       6,455,352          814,231
   Philip L. Padou            Class A       6,514,752          754,831
   Alice N. Schwartz          Class B       2,318,267              558
   David Schwartz             Class B       2,318,267              558
   Norman Schwartz            Class B       2,318,267              558

   The following proposals were approved at the Company's annual meeting:

                            Votes       Votes                     Broker
                             For       Against    Abstentions    Non-Votes

   Ratification of
     Arthur Andersen LLP
     as the Company's
     independent auditors 3,044,280     1,222           282          --
   Stock Option Plan
     Amendment            2,615,611   103,449         6,046     320,677

   The foregoing matters are described in detail on pages 5, 6, 16, 17 and 18 of the Company's definitive Proxy Statement dated
   April 2, 2001, filed with the Securities and Exchange Commission and incorporated herein by reference.

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.

   22.1 Proxy Statement dated April 2, 2001, pages 5, 6, 16, 17 and 18, (definitive form filed April 4, 2001, and incorporated by reference).

   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended
   March 31, 2001.

                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                     BIO-RAD LABORATORIES, INC.
                                           (Registrant)



       Date:  May 14, 2001      /s/ T. C. Chesterman
                                T. C. Chesterman, Vice President,
                                     Chief Financial Officer



       Date:  May 14, 2001      /s/ James R. Stark
                                James R. Stark, Corporate Controller