Form 10-Q
period 2001-06-30
BIO RAD LABORATORIES INC
filed 2001-08-13
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 2001.

                                   OR

   __  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________to __________________.

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

   Indicate the number of shares outstanding of each of the issuer's classes of commonstock ,as of the latest practicable date--
                                                            SharesOutstanding
                   Title of each Class                      at July 31, 2001

                   Class A Common Stock,
                    Par Value $1.00 per share                   10,067,218

                   Class B Common Stock,
                    Par Value $1.00 per share                    2,426,328

                                   BIO-RAD LABORATORIES, INC.

                            Condensed Consolidated Statements of Income
                              (In thousands, except per share data)
                                           (Unaudited)

                                                   Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                     2001      2000       2001      2000
   NET SALES . . . . . . . . . . . . . . . . . .  $195,354   $186,826   $398,022  $372,289

   Cost of goods sold  . . . . . . . . . . . . .    85,612     87,193    176,930   173,913

   GROSS PROFIT  . . . . . . . . . . . . . . . .   109,742     99,633    221,092   198,376

   Selling, general and administrative expense .    65,341     64,004    127,940   126,499

   Product research and development expense  . .    17,701     17,380     36,129    35,251

   INCOME FROM OPERATIONS  . . . . . . . . . . .    26,700     18,249     57,023    36,626

   Interest expense  . . . . . . . . . . . . . .    (5,940)    (7,802)   (12,529)  (16,568)

   Other, net  . . . . . . . . . . . . . . . . .    (2,410)    (2,985)   (12,542)   (8,250)

   INCOME BEFORE TAXES . . . . . . . . . . . . .    18,350      7,462     31,952    11,808

   Provision for income taxes  . . . . . . . . .     6,789      2,388     11,822     3,779

   NET INCOME  . . . . . . . . . . . . . . . . .  $ 11,561   $  5,074   $ 20,130  $  8,029
                                                  ========   ========   ========  ========


   Basic earnings per share:
      Net income . . . . . . . . . . . . . . . .     $0.94      $0.42      $1.64     $0.66
                                                  ========   ========   ========  ========
      Weighted average common shares . . . . . .    12,299     12,218     12,277    12,198
                                                  ========   ========   ========  ========
   Diluted earnings per share:
      Net income . . . . . . . . . . . . . . . .     $0.91      $0.41      $1.59     $0.65
                                                  ========   ========   ========  ========
      Weighted average common shares . . . . . .    12,681     12,270     12,621    12,261
                                                  ========   ========   ========  ========


   The accompanying notes are an integral part of these statements.

                               BIO-RAD LABORATORIES, INC.
                          Condensed Consolidated Balance Sheets
                            (In thousands, except share data)
                                     (Unaudited)

                                                                  June 30,    December 31,
                                                                    2001           2000
    ASSETS:                                                       <c>            <c>
    Cash and cash equivalents  . . . . . . . . . . . . . . .      $ 26,066       $ 13,954

    Accounts receivable  . . . . . . . . . . . . . . . . . .       186,708        182,242
    Inventories  . . . . . . . . . . . . . . . . . . . . . .       142,285        132,519

    Prepaid expenses, taxes and other current assets . . . .        40,407         40,953
       Total current assets  . . . . . . . . . . . . . . . .       395,466        369,668

    Net property, plant and equipment  . . . . . . . . . . .       128,982        119,032
    Goodwill, net  . . . . . . . . . . . . . . . . . . . . .        84,625         90,970

    Other assets . . . . . . . . . . . . . . . . . . . . . .        51,579         66,608
         Total assets. . . . . . . . . . . . . . . . . . . .      $660,652       $646,278
                                                                  ========       ========
    LIABILITIES AND STOCKHOLDERS' EQUITY:

    Accounts payable . . . . . . . . . . . . . . . . . . . .      $ 60,615       $ 62,965
    Accrued payroll and employee benefits  . . . . . . . . .        46,151         52,354

    Notes payable and current maturities of long-term debt .        17,334         18,146
    Sales, income and other taxes payable  . . . . . . . . .        17,812          8,413

    Other current liabilities  . . . . . . . . . . . . . . .        59,302         47,430
       Total current liabilities . . . . . . . . . . . . . .       201,214        189,308

    Long-term debt, net of current maturities  . . . . . . .       194,715        203,360
    Deferred tax liabilities . . . . . . . . . . . . . . . .         8,389          8,992

       Total liabilities . . . . . . . . . . . . . . . . . .       404,318        401,660
    STOCKHOLDERS' EQUITY:

    Preferred stock, $1.00 par value, 2,300,000 shares
      authorized; none outstanding . . . . . . . . . . . . .            --             --
    Class A common stock, $1.00 par value, 15,000,000 shares
      authorized; outstanding - 10,064,718 at June 30, 2001
      and 10,042,200 at December 31, 2000. . . . . . . . . .        10,065         10,042

    Class B common stock, $1.00 par value, 6,000,000 shares
      authorized; outstanding - 2,426,328 at June 30, 2001
      and 2,435,928 at December 31, 2000 . . . . . . . . . .         2,426          2,436
    Additional paid-in capital . . . . . . . . . . . . . . .        19,468         19,120

    Class A treasury stock, 161,649 shares at June 30, 2001
      and 244,499 shares at December 31, 2000 at cost  . . .        (3,580)        (5,415)
    Retained earnings  . . . . . . . . . . . . . . . . . . .       252,134        231,821

    Accumulated other comprehensive income:
      Currency translation and other . . . . . . . . . . . .       (24,179)       (13,386)

      Total stockholders' equity.  . . . . . . . . . . . . .       256,334        244,618
         Total liabilities and stockholders' equity. . . . .      $660,652       $646,278
                                                                  ========       ========



  The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                          2001         2000
   Cash flows from operating activities:
        Cash received from customers . . . . . . . . . . . . . . .      $380,038    $365,227
        Cash paid to suppliers and employees . . . . . . . . . . .      (333,934)   (333,482)
        Interest paid. . . . . . . . . . . . . . . . . . . . . . .       (11,594)    (11,890)
        Income tax payments  . . . . . . . . . . . . . . . . . . .        (2,699)     (5,317)
        Miscellaneous receipts (payments). . . . . . . . . . . . .         5,188      (2,573)
        Net cash provided by operating activities. . . . . . . . .        36,999      11,965

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . . . . .       (19,651)    (17,057)
        Net sales of marketable securities and investments . . . .            92         204
        Foreign currency hedges, net . . . . . . . . . . . . . . .         1,183       3,461
        Net cash used in investing activities. . . . . . . . . . .       (18,376)    (13,392)

   Cash flows from financing activities:
        Net payments under line-of-credit arrangements . . . . . .        (1,528)     (2,143)
        Long-term borrowings . . . . . . . . . . . . . . . . . . .        74,250     347,498
        Payments on long-term debt . . . . . . . . . . . . . . . .       (81,899)   (343,543)
        Arrangement and other fees for long-term financing . . . .            --      (4,500)
        Proceeds from issuance of common stock . . . . . . . . . .           361         289
        Treasury stock activity, net . . . . . . . . . . . . . . .         2,018       1,469

        Net cash used in financing activities. . . . . . . . . . .        (6,798)       (930)

   Effect of exchange rate changes on cash . . . . . . . . . . . .           287      (1,659)

   Net increase (decrease) in cash and cash equivalents  . . . . .        12,112      (4,016)
   Cash and cash equivalents at beginning of period. . . . . . . .        13,954      17,087

   Cash and cash equivalents at end of period. . . . . . . . . . .      $ 26,066    $ 13,071
                                                                        ========    ========
   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 20,130    $  8,029
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization  . . . . . . . . . . . . .        20,246      21,726
          Foreign currency hedge transactions, net . . . . . . . .        (1,183)     (3,461)
          Gains on disposition of marketable securities. . . . . .           (81)       (392)
          (Increase) decrease in accounts receivable . . . . . . .       (13,982)        504
          Increase in inventories  . . . . . . . . . . . . . . . .       (13,761)    (15,004)
          (Increase) decrease in other current assets. . . . . . .          (608)      3,186
          Increase (decrease) in accounts payable
            and all other current liabilities. . . . . . . . . . .         6,460      (6,376)
          Increase (decrease) in income taxes payable  . . . . . .         9,562        (971)
          Other. . . . . . . . . . . . . . . . . . . . . . . . . .        10,216       4,724

   Net cash provided by operating activities . . . . . . . . . . .      $ 36,999    $ 11,965
                                                                        ========    ========
   Non-cash investing and financing activities:
     Liabilities assumed in building purchase. . . . . . . . . . .      $  3,777    $     --
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

  2. INVENTORIES

  The principal components of inventories are as follows (in thousands):

                                          June 30,    December 31,
                                            2001          2000

  Raw materials                          $ 39,185       $ 32,993
  Work in process                          28,359         30,071
  Finished goods                           74,741         69,455
                                         --------       --------
                                         $142,285       $132,519
                                         ========       ========

  3. PROPERTY, PLANT AND EQUIPMENT

  The principal components of property, plant and equipment are as follows (in thousands):

                                         June 30,      December 31,
                                           2001           2000

  Land and improvements                  $ 11,065       $  8,337
  Buildings and leasehold
    improvements                           72,700         66,039
  Equipment                               176,907        180,827
                                          260,672        255,203
  Accumulated depreciation               (131,690)      (136,171)
                                          -------        -------
  Net property, plant and equipment      $128,982       $119,032
                                         ========       ========

  4.   ACQUISITIONS AND DISPOSITIONS

  In July 2000, Accent Semiconductor Technology, Inc. ("ASTI") acquired the assets and certain liabilities of the Company's semiconductor and optoelectronic metrology business. The proceeds of approximately $36.0 million represent $27.0 million in cash, an $8.0 million note receivable due in five years and an

  18% equity interest in ASTI. The Company used $17.0 million of the cash proceeds to reduce borrowings on the term loan portion of the Senior Credit facility. The equity interest in ASTI will be held as a long-term investment on the cost method.

  In October 1999, the Company acquired Pasteur Sanofi Diagnostics S.A., a French corporation, from its shareholders, Sanofi-Synthelabo S.A. and Institut Pasteur. Purchase liabilities recorded included approximately $14.0 million for severance and other employee costs and $4.0 million for the consolidation and closure of certain leased facilities. The closure of facilities identified by the Company were completed in fiscal 2000, with lease payments net of sublease revenues continuing until all contractual obligations are met. As of June 30, 2001, expenses charged against these reserves were approximately $12.9 million for severance and other employee costs and $2.0 million for facilities and asset related write-offs.

  5.   EARNINGS PER SHARE

  Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 382,000 and 52,000 shares for the three month periods ended
  June 30, 2001 and 2000, respectively.

  Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 344,000 and 63,000 shares, for the year-to-date periods ended
  June 30, 2001, and 2000, respectively.

  There were no anti-dilutive shares for the three month period ended June 30, 200l. Options to purchase 241,000 shares of common stock were outstanding during the three month period ended June 30, 2000, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

  There were no anti-dilutive shares for the six month period ended June 30, 2001. Options to purchase 209,000 shares of common stock were outstanding for the year-to-date period ended June 30, 2000, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

  6.   OTHER INCOME AND EXPENSE

  The components of Other, net were (in thousands):

                                      Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                          2001        2000        2001       2000
                                          ----        ----        ----       ----

    Goodwill amortization                $(2,021)  $(2,021)     $(4,042)    $(4,011)
    Non-operating litigation costs, net      (67)   (1,139)        (767)     (1,681)
    Write-down of investment in
      affiliates                              --         --       (2,000)        --
    Write-down of spectroscopy
      instrument product line                 --         --       (4,500)        --
    Other                                   (322)       175       (1,233)    (2,558)
                                          ------      -----       ------     ------
    Total other, net                     $(2,410)   $(2,985)    $(12,542)   $(8,250)
                                         =======     =======     =======    =======

                                              5

  In the first quarter of 2001, the Company recorded a $4.5 million non-cash pre-tax charge reflecting the potential impact of a non-binding letter of intent to sell the spectroscopy instrument business to a new owner. Additionally, the Company recorded a $2.0 million non-cash pre-tax charge to adjust the value of an investment based on on-going discussions with the investee's management concerning its future capital structure.


  7.   COMPREHENSIVE INCOME

  The components of the Company's total comprehensive income were (in thousands):



                                    Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                      2001        2000        2001       2000
                                      ----        ----        ----       ----

    Net Income                       $11,561    $ 5,074    $ 20,130    $ 8,029

    Currency translation adjustments  (3,965)    (1,978)    (10,686)    (7,790)
    Net unrealized holding
     gains (losses) on securities        (42)        35         (39)       498
    Reclassification adjustments for
     gains included in net income        (11)       (50)        (68)      (267)
                                     -------   --------     -------    -------
    Total comprehensive income       $ 7,543    $ 3,081     $ 9,337    $   470
                                     =======    =======     =======    =======



  8.   SEGMENT INFORMATION

  Information regarding industry segments for the three months ended June 30, 2001 and 2000 is as follows (in thousands):

                                Life       Clinical     Analytical
                               Science    Diagnostics   Instruments

  Segment net sales     2001    $88,342    $102,286      $ 5,368
                        2000    $62,891    $106,982      $17,836


  Segment profit(loss)  2001    $15,898     $10,900      $(1,688)
                        2000    $ 1,430     $ 9,744      $  (261)

  Information regarding industry segments for the six months ended June 30, 2001 and 2000 is as follows (in thousands):


                                Life       Clinical     Analytical
                               Science    Diagnostics  Instruments

  Segment net sales     2001   $181,280     $205,275     $12,873
                        2000   $130,622     $207,443     $36,215


  Segment profit(loss)  2001    $34,989      $19,022     $(2,616)
                        2000    $ 8,563      $12,736     $    80

  Inter-segment sales are primarily between Life Science and Clinical Diagnostics and are priced to give Life Science a representative gross margin. Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before taxes (in thousands):



                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                          2001      2000      2001       2000
                                          ----      ----      ----       ----


    Total segment profit                $25,110   $10,913     $51,395  $21,379

    Gross profit on inter-segment sales    (325)     (440)       (709)  (1,001)
    Net corporate operating, interest
     and other expense not allocated
     to segments                         (4,456)   (1,185)    (14,758)  (5,042)
    Goodwill amortization                (2,021)   (2,021)     (4,042)  (4,011)
    Investment income, net                   42       195          66      483

                                        -------   -------     -------  -------
    Consolidated income before taxes    $18,350   $ 7,462     $31,952  $11,808
                                        =======   =======     =======  =======

   Item 2.   Management's  Discussion and Analysis of
             Results of Operations and Financial Condition.

   This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 2000.

   The following table shows operating income and expense items as a percentage of net sales:


                               Three Months Ended    Six Months Ended   Year Ended
                                     June 30,            June 30,      December 31,
                                2001         2000     2001       2000      2000
                                ----         ----     ----       ----      ----
     Net sales                 100.0%       100.0%   100.0%     100.0%     100.0%
      Cost of goods sold        43.8         46.7     44.5       46.7       47.3
     Gross profit               56.2         53.3     55.5       53.3       52.7

     Selling, general and
      administrative            33.4         34.2     32.1       34.0       34.1

     Product research and
      development                9.1          9.3      9.1        9.5        9.4

                               -----        -----    -----      -----      -----
     Income from operations     13.7%         9.8%    14.3%       9.8%       9.2%
                               =====        =====    =====      =====      =====

     Net income                  5.9%         2.7%     5.1%       2.2%       4.3%
                               =====        =====    =====      =====      =====


   Forward Looking Statements

   Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to the Company's future financial performance, operating results, plans and objectives. We have based these forward looking statements on our current expectations and projections about future events. However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including among other things: our ability to successfully develop and market new products; our reliance on and access to necessary intellectual property; our substantial leverage and ability to service our debt; competition in and government regulation of the industries in which we operate; and the monetary policies of various countries. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

                   Three Months Ended June 30, 2001
              Compared to Three Months Ended June 30, 2000

   Corporate Results - Sales, Margins and Expenses

   Net sales (sales) for the second quarter of 2001 were $195.4 million compared to $186.8 million in the second quarter of 2000, an increase of 4.6%. Sales increased 45.3% in Life Science on a constant currency basis for the quarter. Clinical Diagnostics sales growth, adjusted for a product line divestiture on a constant currency basis, rose 5.8%. The growth in Life Science is attributed to strong demand for the Company's proteomic and genomic products. Sales of the Bovine Spongiform Encephalopathy
   (BSE) test (used to detect the presence of prions linked to Mad Cow disease) were significant as the product had negligible sales in the prior year. Clinical Diagnostics growth was primarily the result of increases from the Company's quality control and blood virus product lines. Without adjustment for the strengthening U.S. dollar, Life Science and Clinical Diagnostics sales were 4.8% and 4.3% lower, respectively, than reported above when compared to the prior period. Sales in the Analytical Instruments segment declined as the Company sold its semiconductor instrument product line on August 1, 2000. The divested sales from this product line were approximately $12.7 million for the second quarter of 2000.

   Consolidated gross margins were 56.2% for the second quarter of 2001 compared to 53.3% for the second quarter of 2000 and 52.7% for all of 2000. The increased sales of products with higher gross margins, coupled with the benefit of increased volume on fixed factory costs, improved the overall Life Science gross margin. Clinical Diagnostics margins improved due to the cessation of a distributor agreement, a large periodic customer order that shipped in June 2001 versus August 2000, an end to a "brand name" royalty, and improved overhead absorption at facilities shared with Life Science production.

   Selling, general and administrative expense (SG&A) decreased to 33.4% of sales in the second quarter of 2001 from 34.2% of sales the second quarter of 2000. To support increased sales, Life Science has invested in additional sales and sales support professionals, although at a rate of one-third of that of sales growth. Clinical Diagnostics experienced a 2.9% increase in total SG&A expenditures. The long-term goal for management remains a consistent gradual reduction in SG&A spending as a percent of sales.

   Product research and development expense decreased slightly to 9.1% as a percentage of sales from 9.3% for the second quarter of 2000.

   Corporate Results - Non-Operating Items

   Interest expense decreased from the prior year reflecting a reduction of debt and lower interest rates on variable rate debt. Net other income and expense in the second quarter of 2001 declined principally from lower spending for non-operating legal costs and less investment income. Net other income and expense in both years includes goodwill amortization of equal amounts.

   The Company's effective tax rate remains at 37.0% for the second quarter of 2001 compared to 32.0% in the second quarter of 2000. The increased rate reflects the limitation on the deductibility of goodwill amortization associated with the acquisition of Pasteur Sanofi Diagnostics (PSD), reduced utilization of loss carryforwards and a change in the geographical source of taxable income.

                    Six Months Ended June 30, 2001
               Compared to Six Months Ended June 30, 2000

   Corporate Results - Sales, Margins and Expenses

   Net sales (sales) for the first half of 2001 were $398.0 million compared to $372.3 million in the first half of 2000, an increase of 6.9%. Adjusting for currency and divestitures, sales growth from new and existing products was 23.9%. Sales increased 43.6% in Life Science on a constant currency basis. Clinical Diagnostics sales growth adjusted for a product line divestiture on a constant currency basis, was 10.6%. The growth in Life Science is attributed to strong demand for the Company's proteomic and genomic products. Sales of the BSE test were significant as the product had negligible sales in the prior year. The growth in Clinical Diagnostics was from products for quality controls, blood virus, autoimmune testing and diabetes monitoring. Foreign sales for the first half of 2001 were adversely affected by the strengthening of the U.S. dollar versus the prior period. Actual growth was approximately 4.7% less for both Life Science and Clinical Diagnostics than on the constant currency basis. Sales in the Analytical Instruments segment declined as the Company sold its semiconductor instrument product line effective August 1, 2000.

   Consolidated gross margins were 55.5% for the first half of 2001 compared to 53.3% for the first half of 2000 and 52.7% for all of 2000. The increased sales of products with higher gross margins, coupled with the benefit of increased volume on fixed factory costs, improved the overall Life Science gross margin. Clinical Diagnostics margins improved due to the cessation of a distributor agreement which had very low margins, reduced royalty expense, improved manufacturing overhead absorption and adjustments made in the prior year to have the acquired manufacturing sites comply with the Company's obsolescence and excess inventory policies.

   Selling, general and administrative expense (SG&A) decreased to 32.1% of sales in the first half of 2001 from 34.0% of sales in the first half of 2000. SG&A for Life Science increased 13.3% as sales grew at a rate three times faster. Clinical Diagnostics experienced a small decrease in SG&A expenditures. The long-term goal for management remains a consistent gradual reduction in SG&A spending as a percent of sales.

   Product research and development expense decreased slightly to 9.1% as a percentage of sales from 9.5% for the first half of 2000.

   Corporate Results - Non-Operating Items

   Interest expense decreased from the prior year reflecting a reduction of debt, reduced borrowing rates of variable rate debt and the absence of a $1.0 million fee on a bridge loan in 2000. Net other income and expense in the first half of 2001 includes

   $6.5 million of non-cash pre-tax expense relating to the impact of transactions in negotiation to transfer ownership in the Company spectroscopy instrument business and a change in the Company's valuation of an investment based on discussions with the investee's management concerning its future capital structure. Foreign exchange losses increased compared to the prior period while non-operating litigation declined. Net other income and expense in the first quarter of 2000 includes a $3.0 million non-recurring payment to settle a dispute arising under the terms of an engagement letter between the Company and an investment bank. Net other income and expense in both years includes goodwill amortization of approximately equal amounts.

   The Company's effective tax rate rose to 37.0% for the first half of 2001 compared to 32.0% in the first half of 2000. The increased rate reflects the limitation on the deductibility of goodwill amortization associated with the acquisition of PSD, the utilization of loss carryforwards and a change in the geographical source of taxable income.

   Financial Condition

   The Company, as of June 30, 2001, had available approximately
   $100 million, or 100% of its principal revolving credit agreement and $34 million under various foreign lines of credit. Cash and cash equivalents available were $26.1 million.

   At June 30, 2001, consolidated accounts receivable increased by $4.5 million from December 31, 2001. The increase was due to significantly higher sales volume being offset by the declining value of receivables denominated in European and Japanese currencies as well as sales increases in the U.S. and Europe which have shorter payment terms than the developing regions of Asia and Latin America.

   At June 30, 2001, consolidated net inventories increased by $9.8 million from December 31, 2000. Life Science increased inventory levels to meet customer demands for its consumable and apparatus products, build-up for new product launches, and increase safety stock during the transition of some significant suppliers. Clinical Diagnostic inventory levels remained unchanged as inventory increases for the quality control product lines were offset by other product lines. Inventory for the Clinical Diagnostics quality controls business is characterized by long lead times and large infrequent batch production which is necessary to meet customers requirements. Bio-Rad management regularly reviews inventory valuation for excess, obsolete and slow-moving products.

   Net capital expenditures totaled $19.7 million for the first six months of 2001 compared to $17.1 million for the same period of 2000. Capital expenditures for the period include reagent rental equipment placed with Clinical Diagnostic customers who then commit to purchase the Company's diagnostic reagents for use. Other expenditures represent the Company's investment in business systems to standardize distribution software, data communication, production equipment and improvements to production facilities. The Company acquired approximately 50,000 square feet of general office space in the Hercules business park near its Corporate headquarters. Funds for the purchase came from the sale of the Company's property in Cambridge, Massachusetts. The proceeds were in escrow pending the completion of a "like kind" exchange.

   The Company still believes that continued growth and the desire to fully comply with FDA standards and good manufacturing practices will cause it to require additional space in Northern California for manufacturing, laboratory and general office use. Management is currently reviewing its space requirements and financing alternatives that could result in increased capital expenditures later in 2001 and beyond.

   On July 27, 2001, the Company purchased for cash all of the outstanding shares of Helix Diagnostics, Inc., an autoimmune diagnostics test manufacturer based near San Francisco. The amount paid was not material. The purchase will add further competency in manufacturing autoimmune products to our existing Clinical
   Diagnostics segment.

   The Company has determined that the sale or disposal of certain remaining portions of the Analytical Instruments segment is appropriate. The Company recorded a $4.5 million non-cash charge in the first quarter of 2001 reflecting the potential impact of a non-binding letter of intent to sell the spectroscopy instrument business to a new owner. The parties continued to work together during the second quarter on a definitive agreement and the buyer's financing requirements. We cannot guarantee, however, that the Company will be successful in completing this transaction. Should it not happen, the Company will immediately pursue other alternatives.

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

   New Financial Accounting Standards

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 is effective for any business combination initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

   Item 3.   Quantitative and Qualitative Disclosures
             About Market Risk

   During the six months ended June 30, 2001, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended
   December 31, 2000.

   PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        None

   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended
   June 30, 2001.

                              SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                BIO-RAD LABORATORIES, INC.
                                      (Registrant)



  Date:  August 13, 2001   /s/ T. C. Chesterman
                           -------------------------------------
                           T. C. Chesterman, Vice President,
                                Chief Financial Officer



  Date:  August 13, 2001   /s/ James R. Stark
                           -------------------------------------
                           James R. Stark, Corporate Controller