Form 10-Q
period 2001-09-30
BIO RAD LABORATORIES INC
filed 2001-11-14
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2001.

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

   Indicate the number of shares outstanding of each of the issuer's classes of commonstock ,as of the latest practicable date--
                                                            SharesOutstanding
                   Title of each Class                      at October 31, 2001

                   Class A Common Stock,
                    Par Value $1.00 per share                   10,068,318

                   Class B Common Stock,
                    Par Value $1.00 per share                    2,425,228

      PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements



                                     BIO-RAD LABORATORIES, INC.

                            Condensed Consolidated Statements of Income
                               (In thousands, except per share data)
                                            (Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                       2001      2000        2001        2000
   NET SALES . . . . . . . . . . . . . . . . . .    $186,104  $175,761    $584,126    $548,050

   Cost of goods sold  . . . . . . . . . . . . .      79,918    84,090     256,848     258,003

   GROSS PROFIT  . . . . . . . . . . . . . . . .     106,186    91,671     327,278     290,047

   Selling, general and administrative expense .      67,203    60,063     195,143     186,562

   Product research and development expense  . .      18,425    16,372      54,554      51,623

   INCOME FROM OPERATIONS  . . . . . . . . . . .      20,558    15,236      77,581      51,862

   Interest expense  . . . . . . . . . . . . . .      (6,071)   (7,345)    (18,600)    (23,913)

   Other, net  . . . . . . . . . . . . . . . . .      (3,301)   13,555     (15,843)      5,305

   INCOME BEFORE TAXES . . . . . . . . . . . . .      11,186    21,446      43,138      33,254

   Provision for income taxes  . . . . . . . . .       4,139     7,527      15,961      11,306

   NET INCOME  . . . . . . . . . . . . . . . . .    $  7,047  $ 13,919    $ 27,177    $ 21,948
                                                    ========  ========    ========    ========

   Basic earnings per share:
      Net income . . . . . . . . . . . . . . . .      $ 0.57     $1.14       $2.21       $1.80
                                                    ========  ========    ========    ========
      Weighted average common shares . . . . . .      12,351    12,217      12,302      12,204
                                                    ========  ========    ========    ========
   Diluted earnings per share:
      Net income . . . . . . . . . . . . . . . .       $0.55     $1.14       $2.14       $1.79
                                                    ========  ========    ========    ========

      Weighted average common shares . . . . . .      12,763    12,238      12,673      12,248
                                                    ========  ========    ========    ========


   The accompanying notes are an integral part of these statements.

                              BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Balance Sheets
                           (In thousands, except share data)
                                    (Unaudited)

                                                              September 30,   December 31,
                                                                  2001            2000

   ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . .        $ 32,326       $ 13,954

   Accounts receivable  . . . . . . . . . . . . . . . . .         186,394        182,242
   Inventories  . . . . . . . . . . . . . . . . . . . . .         158,946        132,519

   Prepaid expenses, taxes and other current assets . . .          42,308         40,953
      Total current assets  . . . . . . . . . . . . . . .         419,974        369,668

   Net property, plant and equipment  . . . . . . . . . .         131,300        119,032
   Goodwill . . . . . . . . . . . . . . . . . . . . . . .          84,715         90,970

   Other assets . . . . . . . . . . . . . . . . . . . . .          48,512         66,608
        Total assets  . . . . . . . . . . . . . . . . . .        $684,501       $646,278
                                                                 ========       ========
   LIABILITIES AND STOCKHOLDERS' EQUITY:

   Accounts payable . . . . . . . . . . . . . . . . . . .        $ 67,835       $ 62,965
   Accrued payroll and employee benefits  . . . . . . . .          55,846         52,354

   Notes payable and current maturities of long-term debt          19,993         18,146
   Sales, income and other taxes payable  . . . . . . . .          22,080          8,413

   Other current liabilities  . . . . . . . . . . . . . .          48,939         47,430
      Total current liabilities . . . . . . . . . . . . .         214,693        189,308

   Long-term debt, net of current maturities  . . . . . .         191,282        203,360
   Deferred tax liabilities . . . . . . . . . . . . . . .           6,205          8,992

      Total liabilities . . . . . . . . . . . . . . . . .         412,180        401,660
   STOCKHOLDERS' EQUITY:

   Preferred stock, $1.00 par value, 2,300,000 shares
     authorized; none outstanding . . . . . . . . . . . .              --             --
   Class A common stock, $1.00 par value, 15,000,000 shares
     authorized; outstanding - 10,068,318 at September 30, 2001
     and 10,042,200 at December 31, 2000  . . . . . . . .          10,068         10,042

   Class B common stock, $1.00 par value, 6,000,000 shares
     authorized; outstanding - 2,425,228 at September 30, 2001
     and 2,435,928 at December 31, 2000 . . . . . . . . .           2,425          2,436
   Additional paid-in capital . . . . . . . . . . . . . .          19,528         19,120

   Class A treasury stock, 135,006 shares at September 30, 2001
     and 244,499 shares at December 31, 2000 at cost  . .          (3,119)        (5,415)
   Retained earnings  . . . . . . . . . . . . . . . . . .         259,350        231,821

   Accumulated other comprehensive income:
     Currency translation and other . . . . . . . . . . .         (15,931)       (13,386)

      Total stockholders' equity  . . . . . . . . . . . .         272,321        244,618
         Total liabilities and stockholders' equity . . .        $684,501       $646,278
                                                                 ========       ========



 The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                           2001        2000
   Cash flows from operating activities:                                <c>         <c>
        Cash received from customers . . . . . . . . . . . .            $572,326    $531,125
        Cash paid to suppliers and employees . . . . . . . .            (487,845)   (478,181)
        Interest paid. . . . . . . . . . . . . . . . . . . .             (21,554)    (21,656)
        Income tax payments  . . . . . . . . . . . . . . . .              (6,348)     (7,768)
        Miscellaneous receipts (payments)  . . . . . . . . .               2,504      (5,155)
        Net cash provided by operating activities. . . . . .              59,083      18,365

   Cash flows from investing activities:
        Capital expenditures, net  . . . . . . . . . . . . .             (32,070)    (23,941)
        Payments for acquisitions  . . . . . . . . . . . . .              (4,650)         --
        Receipts for divestitures  . . . . . . . . . . . . .                  --      27,000
        Net sales of marketable securities and investments .                 119         344
        Foreign currency hedges, net . . . . . . . . . . . .                 283       5,705
        Net cash (used in) provided by investing activities.             (36,318)      9,108

   Cash flows from financing activities:
        Net payments under line-of-credit arrangements . . .                 (10)     (4,911)
        Long-term borrowings . . . . . . . . . . . . . . . .              74,250     407,509
        Payments on long-term debt . . . . . . . . . . . . .             (84,562)   (437,598)
        Arrangement and other fees for long-term financing .                  --      (4,500)
        Proceeds from issuance of common stock . . . . . . .                 423         289
        Treasury stock activity, net . . . . . . . . . . . .               2,648       1,410

        Net cash used in financing activities. . . . . . . .              (7,251)    (37,801)
   Effect of exchange rate changes on cash . . . . . . . . .               2,858       1,827

   Net increase (decrease) in cash and cash equivalents. . .              18,372      (8,501)
   Cash and cash equivalents at beginning of period. . . . .              13,954      17,087

   Cash and cash equivalents at end of period. . . . . . . .             $32,326     $ 8,586
                                                                         =======     =======
   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . .            $ 27,177    $ 21,948
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization. . . . . . . . . . .              30,688      32,430
          Foreign currency hedge transactions, net . . . . .                (283)     (5,705)
          Gains on disposition of marketable securities. . .                 (80)       (407)
          Increase in accounts receivable  . . . . . . . . .              (6,603)     (4,240)
          Increase in inventories  . . . . . . . . . . . . .             (27,417)    (14,180)
          (Increase) decrease in other current assets  . . .              (1,333)        808
          Increase (decrease) in accounts payable and other
            current liabilities. . . . . . . . . . . . . . .              13,272      (5,899)
          Increase in income taxes payable . . . . . . . . .              10,435       4,592
          Other. . . . . . . . . . . . . . . . . . . . . . .              13,227     (10,982)

   Net cash provided by operating activities . . . . . . . .            $ 59,083    $ 18,365
                                                                         =======     =======
   The accompanying notes are an integral part of these statements.

                         BIO-RAD LABORATORIES, INC.

            Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

     1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 2000 (the Company's 2000 Annual Report). Certain amounts in the financial statements of the prior year have been reclassified to be consistent with the 2001 presentation.

     2.  INVENTORIES

     The principal components of inventories are as follows:

                                         September 30,    December 31,
                                              2001           2000
                                                 (in thousands)

     Raw materials                          $ 40,735       $ 32,993
     Work in process                          30,260         30,071
     Finished goods                           87,951         69,455

                                            $158,946       $132,519
                                            ========       ========

     3. PROPERTY, PLANT AND EQUIPMENT

     The principal components of property, plant and equipment are as follows:

                                          September 30,   December 31,
                                              2001           2000
                                                 (in thousands)

     Land and improvements                  $  9,686       $  8,337
     Buildings and leasehold
       improvements                           75,059         66,039
     Equipment                               189,710        180,827
                                             274,455        255,203
     Accumulated depreciation               (143,155)      (136,171)

     Net property, plant and equipment      $131,300       $119,032
                                            ========       ========

     4.   ACQUISITIONS AND DISPOSITIONS

     In October 1999, the Company acquired Pasteur Sanofi Diagnostics S.A., a French corporation, from it shareholders, Sanofi-Synthelabo S.A. and Institut Pasteur. Purchase liabilities recorded included approximately $14.0 million for severance and other employee costs and $4.0 million for the consolidation and closure of certain leased facilities. The closure of facilities identified by the Company were complete in fiscal 2000, with lease payments net of sublease revenues continuing until all contractual obligations are met. As of September 30, 2001, expenses charged against these reserves were approximately $13.0 million for severance and other employee costs and $2.2 million for facilities and asset-related write-offs.

     In July 2000, Accent Semiconductor Technology Inc. (ASTI) acquired the assets and certain liabilities of the Company's semiconductor and optoelectronic metrology business. The proceeds of approximately $36.0 million represent $27.0 million in cash, an $8.0 million note receivable due in five years and an 18% equity interest in ASTI. The Company used $17.0 million of the cash proceeds to reduce borrowings on the term loan portion of the Senior Credit facility. The equity interest in ASTI will be held as a long-term investment on the cost method.

     In July 2001, the Company acquired Helix Diagnostics, Inc., a California company specializing in the development and manufacture of test kits for autoimmune disease for approximately $4.7 million. This acquisition included goodwill of $3.1 million.

     5.   EARNINGS PER SHARE

     Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 412,000 and 21,000 shares, for the three month period ended
     September 30, 2001 and 2000, respectively.

     Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 371,000 and 44,000 shares, for the year-to-date periods ended September 30, 2001 and 2000, respectively.

     There were no anti-dilutive options for the three month period ended September 30, 2001. Options to purchase 439,000 shares of common stock were outstanding for the three month period ended September 30, 2000, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

     There were no anti-dilutive options for the nine month period ended September 30, 2001. Options to purchase 241,000 shares of common stock were outstanding for the year-to-date period ended September 30, 2000, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

     6.   OTHER INCOME AND EXPENSE

                                           Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                             2001        2000        2001       2000
                                                          (in thousands)
       Goodwill amortization                $(2,022)   $(2,033)     $(6,064)  $(6,044)
       Gain on sale of SMD                       --     16,690           --    16,690
       Write-down of investment
         in affiliates                       (2,580)        --       (4,760)       --
       Write-down of spectroscopy
         instrument product line                 --         --       (4,500)       --
       Reversal of litigation reserve         2,400         --        2,400        --
       Non-operating litigation costs, net      533       (982)        (234)   (2,663)
       Foreign exchange loss                 (1,536)      (111)      (2,385)      (42)
       Other, net                               (96)        (9)        (300)   (2,636)
       Total other, net                     $(3,301)   $13,555     $(15,843)  $ 5,305
                                            =======    =======      =======   =======

     During 2001, the Company recorded a $4.8 million non-cash pre-tax charge to adjust the value of its investment in Instrumentation Laboratory S.p.A. (IL) based on information included in the investee's filings and tender offer. The most recently available audited financial statements for IL are as of November 2000.

     The Company recorded a $4.5 million non-cash pre-tax charge reflecting the potential impact of a non-binding letter of intent to sell the spectroscopy instrument business to a new owner. The sale was completed in the fourth quarter of 2001. See Footnote 9.

     The Company reversed a provision of $2.4 million for the settlement of patent litigation upon summary judgement in its favor and a subsequent settlement with the plaintiff. The Company additionally received reimbursement for some legal fees spent on this matter.

     Foreign exchange losses sustained by the Company's subsidiary in Brazil make up the majority of the foreign exchange losses recorded.

     7.   COMPREHENSIVE INCOME

     The components of the Company's total comprehensive income were:

                                           Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                             2001        2000        2001       2000
                                                          (in thousands)
       Net Income                           $ 7,047    $13,919      $27,177    $21,948

       Currency translation adjustments       8,294     (7,500)      (2,392)   (15,290)
       Net unrealized holding
        gains (losses) on securities            (47)        11          (86)       509
       Reclassification adjustments for
        gains included in net income              1         (9)         (67)      (276)
       Total comprehensive income           $15,295    $ 6,421      $24,632    $ 6,891
                                            =======    =======      =======    =======

     8.   SEGMENT INFORMATION

     Information regarding industry segments for the three months ended September 30, 2001 and 2000 is as follows (in thousands):

                                     Life      Clinical     Analytical
                                   Science   Diagnostics    Instruments

     Segment net sales        2001  $ 83,635   $ 97,474       $  5,873
                              2000    64,763    102,296          9,358


     Segment profit (loss)    2001  $ 10,782   $  4,430       $ (2,029)
                              2000     1,915      8,249         (2,094)


     Information regarding industry segments for the nine months ended September 30, 2001 and 2000 is as follows (in thousands):


                                     Life      Clinical     Analytical
                                   Science   Diagnostics    Instruments

     Segment net sales        2001 $264,915    $302,749      $ 18,746
                              2000  195,385     309,739        45,573


     Segment profit (loss)    2001 $ 45,771    $ 23,452      $ (4,645)
                              2000   10,478      20,985        (2,014)


     Inter-segment sales are primarily between Life Science and Clinical Diagnostics and are priced to give Life Science a representative gross margin. Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before taxes:

                                            Three Months Ended   Nine Months Ended
                                                September 30,        September 30,
                                             2001         2000       2001      2000
                                                           (in thousands)
       Total segment profit                $13,183     $ 8,070     $64,578   $29,449

       Gross profit on inter-segment sales    (433)       (334)     (1,142)   (1,335)
       Net corporate operating, interest
        and other expense (income) not
        allocated to segments                  477      15,403     (14,281)   10,361
       Goodwill amortization                (2,022)     (2,033)     (6,064)   (6,044)
       Investment income, net                  (19)        340          47       823

       Consolidated income before taxes    $11,186     $21,446     $43,138   $33,254
                                           =======     =======     =======   =======

     9.  SUBSEQUENT EVENT

     On October 18, 2001, the Company sold its spectroscopy business line to Atropos Technologies, L.L.C. The Company will retain a 25% ownership in the new company, Digilab L.L.C.

     ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

     This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 2000.

     The following table shows operating income and expense items as a percentage of net sales:

                                Three Months Ended  Nine Months Ended     Year Ended
                                   September 30,       September 30,     December 31,
                                  2001      2000      2001      2000         2000
       Net sales                  100.0%    100.0%    100.0%    100.0%       100.0%
        Cost of goods sold         42.9      47.8      44.0      47.1         47.3
       Gross profit                57.1      52.2      56.0      52.9         52.7

       Selling, general and
        administrative             36.2      34.2      33.4      34.0         34.1

       Product research and
        development                 9.9       9.3       9.3       9.4          9.4

       Income from operations      11.0%      8.7%     13.3%      9.5%         9.2%
                                  =====     =====     =====     =====        =====
       Net Income                   3.8%      7.9%      4.7%      4.0%         4.3%
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

             Three Months Ended September 30, 2001 Compared to
                   Three Months Ended September 30, 2000

     Corporate Results - Sales, Margins and Expenses

     Net sales (sales) in the third quarter of 2001 were $186.1 million compared to $175.8 million in the third quarter of 2000, an increase of 5.9%. Sales increased 29.1% in Life Science, decreased 4.7% in Clinical Diagnostics, and decreased 37.2% in Analytical Instruments when compared to the third quarter of 2000. A strengthening US dollar compared to the prior period lowered the growth of both the Life Science and Clinical Diagnostics segment by 3.5%. Additionally, the Clinical Diagnostics segment had divested itself of a distribution agreement that reduced comparable sales by 3.9%. On a constant dollar basis adjusted for currency and divestiture, Life Science grew 32.6% and Clinical Diagnostics grew 2.8%. The Life Science sales growth is attributable to proteomic/genomic research tools and continued sales of the Company's Bovine Spongiform Encophalopathy (BSE) test. Analytical Instruments sales will continue to contract as the spectroscopy product line was sold on October 18, 2001. This product line was the majority of the reported Analytical Instruments sales.

     Consolidated gross margins were 57.1% for the third quarter of 2001 compared to 52.2% for the third quarter of 2000 and 52.7% for all of 2000. Both Life Science and Clinical Diagnostics margins improved from the prior period. Life Science gross margins improved on increased sales of products with higher margins, coupled with the benefit of improved factory efficiency due to increased unit volume improving fixed overhead absorption. Clinical Diagnostics benefited from the resolution of several royalty issues, divestiture of a lower margin distribution agreement and factory efficiencies on shared production facilities with Life Science.

     Selling, general and administrative expense (SG&A) increased to 36.2% of sales in the third quarter of 2001 from 34.2% of sales in the third quarter of 2000. Life Science continues to add SG&A at a rate lower than its sales growth. Clinical Diagnostics SG&A spending increased at a rate greater than sales for the current quarter. Third quarter 2000 spending for Diagnostics was below the segment's baseline support levels as employee turnover and spending cuts in excess of planned reductions had occurred. The group has added personnel to "right size" and properly support its business going forward. Additionally, spending related to the integration of distribution, manufacturing and financial systems continue.

     Product research and development expense (R&D) was 9.9% of sales compared the 9.3% of the prior period. The Life Science segment increased their rate of spending in support of new products to increase their proteomics product line. Clinical Diagnostics spending increased for contract development and prototype units for a significant project. R&D spending will increase as the project progresses.

     Corporate Results - Non-Operating Items

     Interest expense decreased from the prior year reflecting a reduction of debt and lower interest rates on variable rate debt. Other income and expense in the current quarter includes a write-down on a foreign investee of $2.6 million as a result of recent available public financial filings, the reversal of a provision made several years ago to settle patent litigation and increased foreign exchange losses on the books of its Brazilian subsidiary arising from the devaluation of the Brazilian Real. The Company is putting into place measures to reduce foreign exchange exposures for the Brazilian subsidiary.

     Non-operating legal costs include a partial refund of legal costs in the patent litigation mentioned above. Both periods include goodwill amortization in similar amounts.

     The Company's effective tax rate remains at 37.0% for the third quarter of 2001 compared to 35.0% in the third quarter of 2000. The increased rate reflects the limitation on the deductibility of goodwill amortization associated with the acquisition of Pasteur Sanofi Diagnostics (PSD), reduced utilization of loss carryforwards and a change in the geographic source of taxable income. The Company will continue to evaluate factors which may influence the effective tax rate.

                    Nine Months Ended September 30, 2001
              Compared to Nine Months Ended September 30, 2000

     Corporate Results - Sales Margins and Expenses

     Sales in the nine month period of 2001 were $584.1 million compared to $548.1 million in the comparable period of 2000, an increase of 6.6%. For the first nine months of 2001, the effect from a strengthened U.S. dollar reduced sales $22.8 million or 4.2% when compared to equivalent sales based upon the 2000 exchange rates. Adjusting for the currency impact, sales increased 40.0% for Life Science, and 2.0% for Clinical
     Diagnostics.   Life Science sales increased on the strength of
     shipments of its BSE test and proteomics/genomic products. Clinical Diagnostics sales growth is representative of the maturity and competitive market in which it operates and the divestiture of a distribution agreement in 2000. Analytical Instruments' decline is due to the sale of the semiconductor product line in 2000. Analytical Instruments will be further reduced by the recently announced sale of its spectroscopy product line. This divestiture fundamentally completes the Company's plans to divest of this segment in order to concentrate on Life Science and Clinical Diagnostics.

     Consolidated gross margins were 56.0% for the first nine months of 2001 compared to 52.9% for the first nine months of 2000 and 52.7% for all of 2000. Life Science margins improved on increased sales in higher margin products and improved manufacturing efficiency, offset in part by the effect of a strengthening U.S. dollar on foreign currency denominated sales. Clinical Diagnostic margins improved due to the divestiture of a distributor agreement, lower royalty costs, and improved factory overhead on shared facilities with Life Science.

     SG&A decreased to 33.4% of sales in the first nine months of 2001 from 34.0% of sales in the comparable period of 2000. Life Science continues to add SG&A at a rate lower than its sale growth while the absolute amount of spending increases. Clinical Diagnostics reduced spending in absolute dollars in each quarter of 2000 to improve profitability and integrate after the acquisition of PSD. In 2001, Clinical Diagnostics has added to SG&A in support of the baseline level management feels necessary to grow the business. The current SG&A spending levels remain 10% below the runrate from the quarter of acquisition.

     Consolidated R&D increased by $2.9 million in the first nine months of 2001 compared to the first nine months of 2000. Adjusting for the 2000 divestiture of the semiconductor division, R&D spending increased $6.9 million. Life Science and Clinical Diagnostics each increased their R&D expenditures in line with development plans in the area of proteomics, drug discovery, new diagnostic testing platforms and expanded quality control systems.

     Corporate Results - Non-operating Items

     Interest expense decreased from the prior year reflecting a reduction of debt, reduced borrowing rates on variable rate debt and the absence of a $1.0 million fee on a bridge loan in 2000. Net other income and expense includes $9.3 million of non-cash pre-tax expense relating to the transfer of ownership in the Company's spectroscopy business and a change in the valuation of an investee (See Note 6). Foreign exchange losses increased principally due to losses incurred on the devaluation of the Brazilian Real on foreign denominated payables at the Company's Brazilian subsidiary. The Company plans to arrange for local financing by year-end to lower its exposure, and avoid the significant premiums charge on currency contracts involving the Real. The Company received a favorable summary judgement on patent litigation which led to a settlement from the plaintiff and rendered a provision for settlement made in a prior year unnecessary. All periods include amortization of goodwill from acquisitions made prior to July 1, 2001. Beginning January 1, 2002, changes will occur in the accounting treatment of goodwill. See the comments regarding New Financial Accounting Standards which follows.

     The Company's effective tax rate rose to 37.0% for the 2001 year to date period compared to 34.0% in the same period of 2000. The increased rate reflects the limitation on the deductibility of goodwill amortization associated with the acquisition of PSD, reduced utilization of loss carryforwards, and a change in the geographical source of taxable income. The Company will continue to evaluate factors which may influence the effective tax rate.

     Financial Condition

     As of September 30, 2001, the Company had available approximately $100.0 million under its principal revolving credit agreement and $29.0 million under various foreign lines of credit. Cash and cash equivalents available were $32.3 million.

     At September 30, 2001, consolidated accounts receivable were $186.4 million, a net increase of $4.2 million from December 31, 2000. The net increase is the result of increased sales offset by improved overall collections. The sales mix has increased in Europe which has overall shorter payment terms than Asia and Latin America and a strengthening US dollar lowered the value of receivables denominated in foreign currencies.

     At September 30, 2001, Bio-Rad consolidated net inventories increased by $26.4 million from December 31, 2000. Inventory increased in Life Science to meet fourth quarter forecasts for its consumables, apparatus, and equipment; typically its highest quarterly sales volume. Additionally, inventories have increased over concerns for appropriate safety stock levels given recent transportation security issues, the transition of some significant suppliers and seasonal lower production levels late in December and early January. Clinical Diagnostics inventory increased at September 30, 2001 to meet fourth quarter demand for the Company's reagent rental equipment especially in the diabetes lines. Inventory increased for quality control products to meet large bulk shipments in the fourth quarter and for a new supply agreement. Inventory for the Clinical Diagnostics quality controls business is characterized by long lead times and large infrequent batch production which is necessary to meet customers' requirements.

     Net capital expenditures totaled $32.1 million for the first nine months of 2001 compared to $23.9 million for the same period of 2000. Expenditures rose as the Company increased placements of its reagent rental equipment with customers. Reagent rental equipment is automated diagnostics instruments that consume the Company's reagents placed with Clinical Diagnostic customers who then commit to periodic reagent purchases. Clinical Diagnostics has also leased new space, made tenant improvements and acquired manufacturing equipment at the Hercules, California manufacturing location for growth, to fully comply with FDA standards and for good manufacturing practices. The Company believes that continued growth of its Life Science segment will necessitate the acquisition or construction of additional space in Northern California for manufacturing, laboratory and general office use. Management is currently reviewing Life Science space requirements and financing alternatives that could result in increased capital expenditures later in 2002 and beyond.

     On July 27, 2001, the Company purchased for cash all of the outstanding shares of Helix Diagnostics, Inc., an autoimmune diagnostics test manufacturer based near San Francisco. The amount paid was approximately $4.7 million and came from cash reserves.
     The purchase will add further competency in manufacturing autoimmune products to our existing Clinical Diagnostics segment.

     Management believes existing cash, together with funds generated from operations and funds from external sources will be sufficient to meet working capital and capital expenditure requirements through at least the next 12 months.

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


     New Financial Accounting Standards

     In July 2001, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS 141 is effective for any business combination initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. The effect to the Company's net income in the subsequent year will be a pre-tax increase in profit of approximately $8.0 million dollars for the elimination of goodwill amortization. Impairment testing as required by SFAS No. 142 will take place in the first half of 2002. The Company cannot determine prior to completion whether there will be an impairment loss recorded at that time.


     Item 3.   Quantitative and Qualitative Disclosures About Market
               Risk

     During the nine months ended September 30, 2001, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     None.



     (b)  Reports on Form 8-K

     There were no reports on Form 8-K for the quarter ended September
     30, 2001.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   BIO-RAD LABORATORIES, INC.
                                         (Registrant)



     Date: November 13, 2001  ____________________________________
                              T. C. Chesterman, Vice President,
                              Chief Financial Officer



     Date: November 13, 2001  ____________________________________
                              James R. Stark, Corporate Controller