Form 10-K
period 2001-12-31
BIO RAD LABORATORIES INC
filed 2002-03-28
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               _________

                               FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2001

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

   Securities registered pursuant to Section 12(b) of the Act:
                                                                                  Market Value on
                                 Name of Each Exchange    Shares Outstanding  March 8, 2002 of Stocks
       Title of Each Class        on Which Registered        March 8, 2002     Held by Non-Affiliates
       -------------------       ---------------------    ------------------   ------------------------
   Class A Common Stock
    Par Value $0.0001 per share   American Stock Exchange     20,098,301           $547,626,288

   Class B Common Stock
    Par Value $0.0001 per share   American Stock Exchange      4,875,492           $ 20,679,638

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

                   Document                             Form 10-K Parts
          _________________________________________    ____________________
          (1) Annual Report to Stockholders for the
              fiscal year ended December 31, 2001
              (specified portions)                           I, II, IV
          (2) Definitive Proxy Statement to be mailed
              to stockholders in connection with the
              registrant's 2001 Annual Meeting of
              Stockholders (specified portions)                 III

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

           As Bio-Rad broadened its product lines, it also expanded its geographical market. The Company has distribution channels in thirty countries outside the United States through subsidiaries whose primary focus is customer service and product distribution.

           On October 1, 1999 Bio-Rad acquired the stock of Pasteur Sanofi Diagnostics (PSD) and the rights to certain ancillary assets for $210 million. PSD was founded by the Institut Pasteur to commercialize its diagnostic research, and holds certain exclusive licenses from the Institut Pasteur in the HIV and infectious disease diagnostic product market. PSD also expanded the geographic reach and market penetration for the Company's product particularly in Latin America, Africa and France.

           During 2000 and 2001, the Company sold the majority of its analytical instruments product lines. These divestitures will allow the company to focus on its core segments of Life Science and Clinical Diagnostics.

           Bio-Rad manufactures and supplies the life science research, healthcare, analytical chemistry and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

           Description of Business

           Business Segments

           The Company operates in two industry segments designated as Life Science and Clinical Diagnostics. Each operates in both the United States and international markets. For a description of business and financial information on industry and geographic segments, see Note 14 on pages 22 through 25 of Exhibit 13.1, which is incorporated herein by reference.

           Life Science Segment.

           Life science is the study of the characteristics, behavior, and structure of living organisms and their component systems. Life science researchers use a variety of products and systems-- including reagents, instruments, software and apparatus-- to advance the study of life processes, drug discovery, biotechnology and food pathogen testing, primarily within a laboratory setting.

           We focus on selected segments of the life science market-- proteomics, genomics and cell biology -- for which we estimate 2001 worldwide sales totaled approximately $3 billion. The primary technological applications that we supply to these segments consist of electrophoresis, image analysis, molecular detection, chromatography, gene transfer, sample preparation and amplification. The primary end-users in our sectors of the market are universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers and food testing laboratories.

           Clinical Diagnostics Segment.

           The clinical diagnostics industry encompasses a broad array of technologies incorporated into a variety of tests used to detect, identify and quantify substances in blood or other bodily fluids and tissues. The test results are used as aids for medical diagnosis, detection, evaluation, monitoring and treatment of diseases and other medical conditions. The bulk of tests are performed in vitro (literally, "in glass"), while the remainder consists of in vivo ("in the body") tests. The most common type of in vitro tests are routine chemistry tests that measure important health parameters, such as glucose, cholesterol or sodium, as part of routine blood checks. Other diagnostic tests are more specialized and require more sophisticated equipment and materials than do routine tests. These specialized tests are also lower-volume and higher-priced than routine tests. We estimate that in 2001 sales to the global clinical diagnostics industry totaled approximately $21 billion.

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

           For the most part, the Company operates in markets characterized by short lead times and the absence of significant backlogs. The Company produces only limited instruments against an order backlog. Management has concluded that backlog information is not material to the Company's business as a whole.

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

           Our customer base is broad and diversified. In 2001, no single customer accounted for more than 2% of our total net sales. Our sales are affected by certain external factors. For example, a number of our customers, particularly in the life science segment, are substantially dependent on government grants and research contracts for their funding. A significant reduction of government funding would have a detrimental effect on the results of this segment.

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

           Life Science Segment. Because of the breadth of its product lines, Life Science does not face the same competitor for all of its products. Competitors in this market include Amersham Biosciences, Qiagen, Zeiss and Applied Biosystems. We compete primarily on meeting performance specifications.

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

           Product Research and Development

           The Company conducts extensive product research and development activities in all areas of our business, employing approximately 470 people worldwide in these activities. Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future. Our research teams are continuously developing new products and new applications for existing products. In our development and testing of new products and applications, we consult with scientific and medical professionals at universities, hospitals and medical schools, and in industry. We spent approximately $76.5 million, $68.1 million and $51.2 million (excluding $15.5 million of purchased in-process research and development expense)on research and development activities during the years ended December 31, 2001, 2000 and 1999, respectively.

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

           As a multinational manufacturer and distributor of sophisticated instrumentation equipment, we must meet a wide array of electromagnetic compatibility and safety compliance requirements to satisfy regulations in the United States, the European Community and other jurisdictions. The FDA must approve an export permit application before companies can market products outside the U.S. prior to the products' receipt of FDA approval. The requirements relating to testing and trials, product licensing, pricing and reimbursement vary widely among countries.

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

           Employees

           At December 31, 2001, Bio-Rad had approximately 4,300 full-time employees. Fewer than 12% of Bio-Rad's 2,100 U. S. employees are covered by a collective bargaining agreement which will expire on November 7, 2002. Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements. Bio-Rad considers its employee relations in general to be good.

           ITEM 2. PROPERTIES

           We own our Corporate headquarters located in Hercules,
           California. The principal manufacturing and research locations for each segment are as follows:
                                                  Approximate
           Segment        Location                Square Ftg.   Owned/Leased

           Life Science   Richmond, California      201,000     Owned/Leased
                          Hercules, California       95,400     Owned
                          Hemel Hempstead, England  102,000     Leased
                          Milan, Italy               50,000     Leased

           Clinical
           Diagnostics    Hercules, California      135,000     Owned/Leased
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

           Most manufacturing and research facilities also house administration, sales and distribution activities. In addition, we lease office and warehouse facilities in a variety of locations around the world. The facilities are used principally for sales, service, distribution and administration for both segments.

           The Life Science segment's Richmond, California distribution and instrument manufacturing facility lease expires in November 2005. The Marnes la Coquette facility near Paris, France which served as the corporate headquarters for PSD, as well as a significant manufacturing and research facility has been renewed until December 31, 2005.

           The Company is currently reviewing plans to either build or lease additional facilities at or near its Northern California headquarters. Historically, adequate space to expand sales and distribution channels has been available and we have leased space as needed.

           ITEM 3.  LEGAL PROCEEDINGS

           Note 13, "Legal Proceedings," appearing on page 22 of the Exhibit
           13.1 is incorporated herein by reference.

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           A special shareholders' meeting was held on February 4, 2002. The following matters are described in detail on pages 5 through 10 of the Company's definitive Proxy Statement dated January 2, 2002, filed with the Securities and Exchange Commission and incorporated herein by reference.

           The following proposals were approved by both the Class A and Class B shareholders:

                                     Votes        Votes                Broker
                                      For        Against  Abstentions Non-Votes

           Authorized Shares
             Proposal
              Class A              5,340,103   2,298,436     6,386    1,434,125
              Class B              2,194,247       4,313     3,533      104,533


           Par Value Proposal
              Class A              7,576,420      47,697    20,807    1,434,125
              Class B              2,192,140       6,239     3,714      104,533


           The following proposals were approved by the combined votes of the Class A and Class B shareholders:

                                     Votes        Votes
                                      For        Against     Abstentions

           Written Ballot
             Proposal              2,962,565     246,277       5,689

           Technical Amendment
             Proposal              3,126,635      81,184       6,712


                                      P A R T  II

           ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           Note 16, "Information Concerning Common Stock," appearing on page 26 of Exhibit 13.1 is incorporated herein by reference.

           ITEM 6.  SELECTED FINANCIAL DATA

           The table headed "Summary of Operations and Selected Financial Data" appearing on page 1 of Exhibit 13.1 is incorporated herein by reference.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 28 through 37 of Exhibit 13.1 is incorporated herein by reference.

           ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK

           The section headed "Financial Risk Management" appearing on page 36 of Exhibit 13.1 is incorporated herein by reference.

           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Consolidated Financial Statements and Notes thereto and the Report of Independent Public Accountants appearing on pages 2 through 27 of Exhibit 13.1 are incorporated herein by reference.

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                                        PART III


           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive Proxy Statement mailed to stockholders in connection with the 2002 Annual Meeting of Stockholders ("the 2002 Proxy Statement") are incorporated herein by reference.


           ITEM 11.  EXECUTIVE COMPENSATION

           The sections labeled "Executive Compensation and Other
           Information," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors" and "Stock Performance Graph" of the 2002 Proxy Statement are incorporated herein by reference.


           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

           The section labeled "Principal and Management Stockholders" of the 2002 Proxy Statement is incorporated herein by reference.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The section labeled "Certain Relationships and Related Party Transactions" and "Compensation of Directors" of the 2002 Proxy Statement is incorporated herein by reference.

                                      P A R T  IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

        (a) 1. Index to Financial Statements

               The following Consolidated Financial Statements are included in Exhibit 13.1 and are incorporated herein by reference pursuant to Item 8:
                                                               Page in
                                                           Exhibit 13.1
               Consolidated Balance Sheets
               at December 31, 2001 and 2000                     2-3

               Consolidated Statements of Income
               for each of the three years in the
               period ended December 31, 2001                      4

               Consolidated Statements of Cash Flows
               for each of the three years in the period
               ended December 31, 2001                             5

               Consolidated Statements of Changes in
               Stockholders' Equity for each of the three
               years in the period ended December 31, 2001         6

               Notes to Consolidated Financial Statements        7-26

               Report of Independent Public Accountants           27

            2. Index to Financial Statement Schedule

                                                              Page in
                                                             Form 10-K

               Schedule II Valuation and Qualifying Accounts     10

               Report of Independent Public Accountants
               on Schedule II                                    11

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

        (b)  Reports on Form 8-K

             None.

                                 BIO-RAD LABORATORIES, INC,.
                       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        Years Ended December 31, 2001, 2000 and 1999
                                       (In thousands)


           Reserve for doubtful accounts receivable


                                    Additions
                       Balance at  Charged to                          Balance
                       Beginning   Costs and                           at End
                        of Year     Expenses    Deductions   Other     of Year

           2001 . . .   $10,255      $5,200      $(3,946)        --     $11,509

           2000 . . .    $9,582      $4,298      $(3,625)        --     $10,255

           1999 . . .    $3,629      $3,123      $(2,449)    $5,279(A)   $9,582


           Valuation allowance for deferred tax assets


                                                Deductions
                        Balance at              Charged to              Balance
                        Beginning               Costs and               at End
                         of Year    Additions    Expenses     Other(A)  of Year

           2001 . . . .   $17,020     $4,059      $(2,793)   $(5,484)    $12,802

           2000 . . . .   $24,131     $   --      $(3,431)   $(3,680)    $17,020

           1999 . . . .    $5,342     $   --      $  (553)   $19,342     $24,131

           (A) Valuation arising from the acquisition of PSD.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II

          To Bio-Rad Laboratories, Inc.:

          We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Bio-Rad Laboratories, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index,
          Item 14(a)2, is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                               ARTHUR ANDERSEN LLP



          San Francisco, California
          February 4, 2002

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

                                              Date:   March 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Principal Executive Officer:

       /s/  David Schwartz         President and Director    March 27, 2002
          (David Schwartz)

     Principal Financial Officer:

       /s/  Norman Schwartz        Vice President and        March 27, 2002
          (Norman Schwartz)        Director

     Principal Accounting Officer:

       /s/  James R. Stark         Corporate Controller      March 27, 2002
          (James R. Stark)

     Other Directors:

                                   Director                  March 27, 2002
          (James J. Bennett)

       /s/  Albert J. Hillman      Director                  March 27, 2002
          (Albert J. Hillman)

                                   Director                  March 27, 2002
          (Ruediger A. Naumann)

       /s/  Philip L. Padou        Director                  March 27, 2002
          (Philip L. Padou)

       /s/  Alice N. Schwartz      Director                  March 27, 2002
          (Alice N. Schwartz)

                              BIO-RAD LABORATORIES, INC.
                                  INDEX TO EXHIBITS
                                     ITEM 14(a)3

          The following documents are filed as part of this report:

          Exhibit No.

          3.1       Restated Certificate of Incorporation, as of
                    February 8, 2002.

          3.2       Bylaws of the Registrant, as amended February 19,
                    1980. (1)

          4.1 Credit Agreement dated as of September 30, 1999 among Bio-Rad Laboratories, Inc., the lenders named therein, Bank One, N.A., as Administrative Agent, ABN Amro Bank N.V. as Syndication Agent and Union Bank of California, N.A. as Documentation Agent. (2)

          4.1.1 Amendment dated as of January 31, 2000, to the Credit Agreement dated as of September 30, 1999, by and among Bio-Rad Laboratories, Inc. the lenders named therein, and Bank One, N.A. as Agent. (3)

          4.1.2 Amendment dated as of June 21, 2000 to the Credit Agreement dated as of September 30, 1999, among Bio-Rad Laboratories, Inc., the lenders named therein, Banc One, N.A. as Administrative Agent, ABN AMRO Bank N.V. as Syndication Agent, and Union Bank of California, N.A. as Documentation Agent. (4)

          4.2 Senior Subordinated Credit Agreement dated as of September 30, 1999 among Bio-Rad Laboratories, Inc., the lenders named therein and Bank One Capital Markets, Inc., as agent. (2)

          4.4 Senior Subordinated Credit Agreement dated as of January 31, 2000 among Bio-Rad Laboratories, Inc., the lenders named therein and UBS AG, Stamford Branch, as Agent. (3)

          4.5 The Indenture dated as of February 17, 2000 for 11.625% Senior Subordinated Notes due 2007 among Bio-Rad Laboratories, Inc., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee. (3)

          4.6 The Registration Rights Agreement dated as of February 17, 2000 by and among Bio-Rad Laboratories, Inc. and Warburg Dillon Reed LLC and ABN AMRO Incorporated. (3)

          10.4      1994 Stock Option Plan. (5)

          10.4.1 Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 28, 1998. (6)

          10.4.2 Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated December 6, 1999. (6)

          10.4.3 Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated September 19, 2000. (6)

          10.5      Amended and Restated 1988 Employee Stock Purchase Plan.
                    (7)

          10.6 Employees' Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (9)

          10.10 Non-competition and employment continuation agreement with James J. Bennett. (9)

          10.12     Split Dollar Life Insurance Agreement dated
                    September 17, 1999 between the Schwartz Irrevocable Descendants Trust and Bio-Rad Laboratories, Inc. (3)

          13.1 Excerpt from Annual Report to Stockholders' for the fiscal year ended December 31, 2001, (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

          21.1      Listing of Subsidiaries.

          22.1 Proxy Statement dated January 2, 2002, pages 5 through 10 (definitive form filed January 4, 2002, and incorporated by reference).

          23.1      Consent of Independent Public Accountants.
          ______________________________________________________________


          (1) Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-7
                    Registration No. 2-66797, which became effective April 22, 1980.

          (2) Incorporated by reference from Exhibits to the Company's Form 8-K dated October 1, 1999.

          (3) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended December 31, 1999, dated March 28, 2000.

          (4) Incorporated by reference from Exhibits to the Company's June 30, 2000, Form 10-Q filing dated August 14, 2000.

          (5) Incorporated by reference from the Exhibits to the Company's Form S-8 filing, dated April 28, 1994.

          (6) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended December 31, 2000, dated March 28, 2001.

          (7) Incorporated by reference from the Exhibits to the Company's September 30, 1998, Form 10-Q filing dated November 10, 1998.

          (8) Incorporated by reference from the Exhibits to the Company's September 30, 1997, Form 10-Q filing dated November 13, 1997.

          (8) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended December 31, 1996, dated March 26, 1997.