Form 10-Q
period 2002-03-31
BIO RAD LABORATORIES INC
filed 2002-05-15
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002.

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

   Indicate the number of shares outstanding of each of the issuer's classes of commonstock ,as of the latest practicable date--
                                                     Shares Outstanding
            Title of each Class                     at April 30, 2002

            Class A Common Stock,
            Par Value $0.0001 per share                 20,240,414

            Class B Common Stock,
            Par Value $0.0001 per share                  4,854,992

        PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements.




                                  BIO-RAD LABORATORIES, INC.

                           Condensed Consolidated Statements of Income
                             (In thousands, except per share data)
                                          (Unaudited)
                                                          Three Months Ended
                                                                March 31,
                                                            2002      2001

        NET SALES . . . . . . . . . . . . . . . . . .     $210,182  $202,668

        Cost of goods sold  . . . . . . . . . . . . .       88,842    92,720
                                                          --------  --------
        GROSS PROFIT  . . . . . . . . . . . . . . . .      121,340   109,948

        Selling, general and administrative expense .       65,657    61,197

        Product research and development expense  . .       20,241    18,428
                                                          --------  --------
        INCOME FROM OPERATIONS  . . . . . . . . . . .       35,442    30,323

        Interest expense  . . . . . . . . . . . . . .       (5,554)   (6,589)

        Other, net  . . . . . . . . . . . . . . . . .       (2,280)  (10,132)
                                                          --------  --------
        INCOME BEFORE TAXES . . . . . . . . . . . . .       27,608    13,602

        Provision for income taxes  . . . . . . . . .        8,835     5,033
                                                          --------  --------
        NET INCOME  . . . . . . . . . . . . . . . . .     $ 18,773  $  8,569
                                                          ========  ========

        Basic earnings per share:
             Net income . . . . . . . . . . . . . . .        $0.75     $0.35
                                                          ========  ========
             Weighted average common shares . . . . .       24,930    24,508
                                                          ========  ========
        Diluted earnings per share:
             Net income . . . . . . . . . . . . . . .        $0.73     $0.34
                                                          ========  ========
             Weighted average common shares                 25,789    25,094
                                                          ========  ========




        The accompanying notes are an integral part of these statements.

                               BIO-RAD LABORATORIES, INC.
                          Condensed Consolidated Balance Sheets
                            (In thousands, except share data)

                                                                 March 31,     December 31,
                                                                    2002           2001
    <s>                                                         (Unaudited)
    ASSETS:                                                       <c>            <c>

    Cash and cash equivalents  . . . . . . . . . . . . . .        $ 44,946       $ 47,129

    Accounts receivable, net . . . . . . . . . . . . . . .         196,004        194,400

    Inventories  . . . . . . . . . . . . . . . . . . . . .         141,667        139,179

    Prepaid expenses, taxes and other current assets . . .          53,264         50,120
                                                                  --------       --------
       Total current assets  . . . . . . . . . . . . . . .         435,881        430,828

    Net property, plant and equipment  . . . . . . . . . .         132,779        132,974

    Goodwill, net  . . . . . . . . . . . . . . . . . . . .          75,873         75,873

    Other assets . . . . . . . . . . . . . . . . . . . . .          42,225         44,353
                                                                  --------       --------
         Total assets  . . . . . . . . . . . . . . . . . .        $686,758       $684,028
                                                                  ========       ========
    LIABILITIES AND STOCKHOLDERS' EQUITY:

    Accounts payable . . . . . . . . . . . . . . . . . . .        $ 67,848       $ 64,903

    Accrued payroll and employee benefits  . . . . . . . .          50,720         58,434

    Notes payable and current maturities of long-term debt          10,095          9,931

    Sales, income and other taxes payable  . . . . . . . .          23,947         18,633

    Other current liabilities  . . . . . . . . . . . . . .          41,844         47,205
                                                                  --------       --------
       Total current liabilities . . . . . . . . . . . . .         194,454        199,106

    Long-term debt, net of current maturities  . . . . . .         174,343        188,423

    Deferred tax liabilities . . . . . . . . . . . . . . .          13,026         12,622
                                                                  --------       --------

       Total liabilities . . . . . . . . . . . . . . . . .         381,823        400,151
                                                                  --------       --------
    STOCKHOLDERS' EQUITY:

    Preferred stock, $0.0001 par value, 7,500,000 shares
      authorized; none outstanding . . . . . . . . . . . .              --             --
    Class A common stock, $0.0001 par value, 50,000,000 shares authorized; outstanding - 20,198,344 at March 31, 2002
      and 20,166,636 at December 31, 2001 . . . . . . . . .              2              2

    Class B common stock, $0.0001 par value, 20,000,000 shares authorized; outstanding - 4,861,492 at March 31, 2002
      and 4,826,562 at December 31, 2001 . . . . . . . . .              --             --

    Additional paid-in capital . . . . . . . . . . . . . .          32,831         32,171

    Class A treasury stock, 45,879 shares at March 31, 2002
      and 161,336 shares at December 31, 2001 at cost  . .            (530)        (1,863)

    Retained earnings  . . . . . . . . . . . . . . . . . .         295,535        276,554

    Accumulated other comprehensive income:
      Currency translation and other . . . . . . . . . . .         (22,903)       (22,987)
                                                                  --------       --------
       Total stockholders' equity  . . . . . . . . . . . .         304,935        283,877
                                                                  --------       --------
          Total liabilities and stockholders' equity . . .        $686,758       $684,028
                                                                  ========       ========


    The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
 <table>                                   (Unaudited)
                                                                          Three Months Ended
                                                                              March 31,
                                                                          2002         2001
   <s>                                                                  --------    --------
   Cash flows from operating activities:                                <c>         <c>

        Cash received from customers . . . . . . . . . . . . .          $206,711    $183,233

        Cash paid to suppliers and employees . . . . . . . . .          (174,479)   (168,730)

        Interest paid. . . . . . . . . . . . . . . . . . . . .            (9,785)    (10,291)

        Income tax payments  . . . . . . . . . . . . . . . . .            (4,797)     (1,265)

        Miscellaneous receipts (payments)  . . . . . . . . . .               486        (732)
                                                                        --------    --------
        Net cash provided by operating activities  . . . . . .            18,136       2,215

   Cash flows from investing activities:

        Capital expenditures, net. . . . . . . . . . . . . . .            (8,443)     (9,278)

        Net sales (purchases) of marketable securities

          and investments  . . . . . . . . . . . . . . . . . .              (238)         62

        Foreign currency hedges, net . . . . . . . . . . . . .                97       1,056
                                                                        --------    --------
        Net cash used in investing activities. . . . . . . . .            (8,584)     (8,160)

   Cash flows from financing activities:

         Net borrowings (repayments) under line-of-credit

             arrangements. . . . . . . . . . . . . . . . . . .             4,071      (2,825)

         Long-term borrowings. . . . . . . . . . . . . . . . .            22,500      45,500

         Payments on long-term debt. . . . . . . . . . . . . .           (40,774)    (43,113)

         Proceeds from issuance of common stock. . . . . . . .               660         841

         Treasury stock activity, net. . . . . . . . . . . . .             1,541          12
                                                                        --------    --------
         Net cash provided by (used in) financing activities .           (12,002)        415

   Effect of exchange rate changes on cash . . . . . . . . . .               267       1,570
                                                                        --------    --------
   Net decrease in cash and cash equivalents . . . . . . . . .            (2,183)     (3,960)

   Cash and cash equivalents at beginning of period. . . . . .            47,129      13,954
                                                                        --------    --------
   Cash and cash equivalents at end of period. . . . . . . . .          $ 44,946    $  9,994
                                                                        ========    ========

   Reconciliation of net income to net cash provided by operating activities:

     Net income  . . . . . . . . . . . . . . . . . . . . . . .          $ 18,773    $  8,569

     Adjustments to reconcile net income to net cash

       provided by operating activities:

          Depreciation and amortization. . . . . . . . . . . .             8,817      10,302

          Increase in accounts receivable . . . . . . . . . .             (2,099)    (16,645)

          Increase in inventories  . . . . . . . . . . . . . .            (2,609)     (7,180)

          Increase in other current assets . . . . . . . . . .            (2,792)     (1,596)

          Increase (decrease) in accounts payable and

            other current liabilities  . . . . . . . . . . . .            (9,454)      2,885

          Increase in income taxes payable . . . . . . . . . .             5,211       4,210

          Other. . . . . . . . . . . . . . . . . . . . . . . .             2,289       1,670
                                                                        --------    --------
   Net cash provided by operating activities . . . . . . . . .          $ 18,136    $  2,215
                                                                        ========    ========
   The accompanying notes are an integral part of these statements.

                                               3

                          BIO-RAD LABORATORIES, INC.

             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

      1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 2001. Certain amounts in the financial statements of the prior year have been reclassified to be consistent with the 2002 presentation.

      2. INVENTORIES

      The principal components of inventories are as follows:

                                             March 31,     December 31,
                                               2002           2001
                                             -------------------------
                                                  (in thousands)

      Raw materials                          $ 34,428       $ 33,488
      Work in process                          26,429         28,715
      Finished goods                           80,810         76,976
                                             --------       --------
                                             $141,667       $139,179
                                             ========       ========
      3. PROPERTY, PLANT AND EQUIPMENT

      The principal components of property, plant and equipment are as follows:
                                             March 31,     December 31,
                                               2002           2001
                                             --------------------------
                                                  (in thousands)

      Land and improvements                  $  9,522       $  9,658
      Buildings and leasehold
        improvements                           75,779         75,231
      Equipment                               197,838        191,284
                                             --------       --------
                                              283,139        276,173
      Accumulated depreciation               (150,360)      (143,199)
                                             --------       --------
      Net property, plant and equipment      $132,779       $132,974
                                             ========       ========
      4.   GOODWILL

      The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, which provides that goodwill is no longer subject to amortization over its useful life. Goodwill will be subject to an annual assessment for impairment applying a fair-value based test.

      5.   EARNINGS PER SHARE

      Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 859,000 and 586,000 shares, for the three month periods ended March 31, 2002 and 2001, respectively. There were no anti-dilutive shares for the three month periods ended March 31, 2002 and 200l.

      6.   OTHER INCOME AND EXPENSE

      The components of Other, net are:

                                                Three Months Ended
                                                     March 31,
                                                 2002        2001
                                              ---------------------
                                                  (in thousands)

      Goodwill amortization                   $     -       $(2,021)
      Non-operating litigation costs, net         (79)         (700)
      Exchange losses                            (750)         (816)
      Write-down of investment in affiliates   (2,000)       (2,000)
      Write-down of spectroscopy
        instrument assets                           -        (4,500)
      Other                                       549           (95)
                                             --------      --------
      Total Other, net                       $ (2,280)     $(10,132)
                                              =======       =======

      In the first quarter of 2002, the Company recorded a $2,000 non-cash pre-tax charge reflecting the write-down of the Company's investment in Digilab, LLC. This reduced the investment value to zero.

      In the first quarter of 2001, the Company recorded a $4,500 non-cash pre-tax charge reflecting the expected impact of the pending sale of the spectroscopy instrument business to a new owner. Additionally, the Company recorded a $2,000 non-cash pre-tax charge to adjust the value of an investment based on on-going discussions with the investment's management concerning its future capital structure.

      7.   COMPREHENSIVE INCOME

      The components of the Company's total comprehensive income were:

                                                Three Months Ended
                                                     March 31,
                                                 2002         2001
                                              ---------------------
                                                  (in thousands)

      Net Income                              $18,773       $ 8,569

      Currency translation adjustments            (61)       (6,721)
      Net unrealized holding gains                161             3
      Reclassification adjustments for
       gains included in net income               (16)          (57)
                                              -------       -------
      Total comprehensive income              $18,857       $ 1,794
                                              =======       =======

      8.   SEGMENT INFORMATION

      Information regarding industry segments for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                    Life       Clinical        Other
                                   Science    Diagnostics     Operations

      Segment net sales     2002   $100,507    $107,883      $ 1,792
                            2001    $92,175    $102,988      $ 7,505


      Segment profit(loss)  2002    $19,235    $ 10,812      $  (353)
                            2001    $18,708    $  8,092      $  (928)

      The following reconciles total segment profit to consolidated income before taxes:
                                          Three Months Ended
                                               March 31,
                                           2002         2001
                                         --------------------
                                             (in thousands)

      Total segment profit               $29,694      $25,872
      Net corporate operating, interest
       and other expense not allocated
       to segments                           194       (2,138)
      Other, net                          (2,280)     (10,132)
                                         -------      -------
      Consolidated income before taxes   $27,608      $13,602
                                         =======      =======
      9.   SUBSEQUENT EVENT

      On April 30, 2002, the Company retired the remaining $22,500 of the term loan portion of the Senior Credit Agreement.

      Item 2.   Management's  Discussion and Analysis of
                Results of Operations and Financial Condition.

      This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 2001.

      The following table shows operating income and expense items as a percentage of net sales:
                                   Three Months Ended   Year Ended
                                        March 31,      December 31,
                                     2002      2001         2001

      Net sales                     100.0     100.0        100.0
       Cost of goods sold            42.3      45.7         44.3
                                    -----     -----        -----
      Gross profit                   57.7      54.3         55.7

      Selling, general and
       administrative                31.2      30.2         32.6

      Product research and
       development                    9.6       9.1          9.4
                                    -----     -----        -----
      Income from operations         16.9      15.0         13.7
                                    =====     =====        =====

      Net income                      8.9       4.2          5.4
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

                Three Months Ended March 31, 2002 Compared to
                      Three Months Ended March 31, 2001

      Corporate Results - Sales, Margins and Expenses

      Net sales (sales) in the first quarter of 2002 were $210.2 million compared to $202.7 million in the first quarter of 2001, an increase of 3.7%. Excluding the impact of currency and divestitures, real growth was 10%. Sales increased 9.0% in Life Science and 4.8% in Clinical Diagnostics and includes the impact of a stronger dollar lowering reported growth. The growth in Life Science is attributed to the demand for the Company's products for proteomic and genomic research and for the for the Company's BSE (Bovine Spongiform Encephalopathy) test used to detect the presence of prions linked to the Mad Cow Disease. The Company expects that the total number of BSE tests performed in the market will remain level for the year 2002, absent new countries making the decision to test. Clinical Diagnostics growth was provided by products for diabetes monitoring, quality controls, blood virus and autoimmune testing. On a comparative basis,first quarter sales were adversely affected by the strength of the U.S. dollar versus the prior period. Reported growth would increase by 4% for Life Science and 3% for Clinical Diagnostics if international sales were translated at a constant exchange rate.

      Consolidated gross margins were 57.7% for the first quarter of 2002 compared to 54.3% for the first quarter of 2001 and 55.7% for all of 2001. Gross margins improved in Life Science as the sales mix improved, as consumables and apparatus products represented an overall higher percentage of sales. These products have overall higher product margins than equipment. Clinical Diagnostics margins improved on lower manufacturing expenses and improved sales mix.

      Selling, general and administrative expense (SG&A) increased to 31.2% of sales in the first quarter of 2002 from 30.2% of sales in the first quarter of 2001. SG&A for Life Science increased 18.6% when compared to the first quarter of 2001. The first quarter of 2001 did not contain the requisite expenses to retain and expand the food testing business. Life Science has increased sales and customer support services to support this business. Clinical Diagnostics experienced an 8.8% increase in SG&A expenditures chiefly to expand customer service support in the U.S. and a movement to convert some remaining distributor sales to direct sales in Asia. The long-term goal for management remains a consistent gradual reduction in SG&A spending as a percent of sales.

      Product research and development expense increased to 9.6% as a percentage of sales from 9.1% for the first quarter of 2001. Life Science and Clinical Diagnostics each increased their R&D expenditures in line with development plans in the areas of proteomics, drug discovery, new diagnostic testing platforms and expanded quality control systems.

      Corporate Results - Non-Operating Items

      Interest expense decreased from the prior year reflecting the reduction of debt. Net other income and expense in the first quarter of 2002 includes a $2.0 million non-cash pre-tax expense reflecting an impairment in the Company's valuation of an investment. Net other income and expense in the first quarter of 2001 included $6.5 million of non-cash pre-tax expense relating to the impact of transferring ownership of the Company's spectroscopy instrument business and an impairment in the Company's valuation of an investee based on on-going discussions with that investee's management concerning its future capital structure.

      Goodwill amortization of $2.0 million is included in the first quarter of 2001. Goodwill is not being amortized in 2002 consistent with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

      The Company's effective tax rate declined to 32% for the first quarter of 2002 compared to 37% in the first quarter of 2001. The decreased rate reflects management's decision that a portion of the valuation reserve on deferred tax assets is no longer required as a result of greater expectation of future taxable income.

      Financial Condition

      The Company, as of March 31, 2002, had available approximately $97.5 million under its principal revolving credit agreement and $22.6 million under various foreign lines of credit. Cash and cash equivalents available were $44.9 million. On April 30, 2002, the Company retired the remaining $22.5 million outstanding on the term loan portion of the Senior Credit Agreement.

      At March 31, 2002, consolidated accounts receivable increased by $1.6 million from December 31, 2001 when a decline would be indicated when comparing sales activity from first quarter 2002 with fourth quarter 2001. The increase was chiefly in Europe and principally due to a combination of sales made late in the quarter, the minor extension of credit terms and system conversion issues which are temporary in nature.

      At March 31, 2002, consolidated net inventories increased by $2.5 million from December 31, 2001. Life Science increased inventory levels to meet increased customer demands for its consumable and apparatus products. Clinical Diagnostics increased inventory levels to meet customer demands for diabetes monitoring and blood virus product offerings. Inventory for the Clinical Diagnostics quality controls business is characterized by long lead times and large, infrequent batch production which is necessary to meet customers requirements. Bio-Rad management regularly reviews inventory valuation for excess, obsolete and slow-moving products.

      Net capital expenditures totaled $8.4 million for the first three months of 2002 compared to $9.3 million for the same period of 2001. Capital expenditures for the quarter include reagent rental equipment placed with Clinical Diagnostics customers who then commit to purchasing the Company's diagnostic reagents for use. The remaining expenditures represent additions to production equipment and the Company's investment in data communication and business systems to standardize and integrate its recent acquisitions.

      The Company now believes that continued growth will require additional space in Northern California for manufacturing, laboratory and general office use. Management is currently reviewing financing alternatives that could result in increased capital expenditures or lease commitments in 2002 and beyond of approximately $25-30 million.


      Item 3.   Quantitative and Qualitative Disclosures
                About Market Risk

      During the three months ended March 31, 2002, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


      PART II.  OTHER INFORMATION


      Item 4.  Submission of Matters to a Vote of Security Holders.

      At the Company's annual meeting of stockholders on April 23, 2002, the following individuals were reelected to the Board of
      Directors:

                                 Class of
                               Common Stock        Votes           Votes
                               Elected From         For           Withheld

      James J. Bennett           Class B       4,660,977            1,514
      Albert J. Hillman          Class A      14,739,524          105,937
      Ruediger Naumann-Etienne   Class B       4,662,033              458
      Philip L. Padou            Class A      14,738,024          107,437
      Alice N. Schwartz          Class B       4,660,977            1,514
      David Schwartz             Class B       4,662,033              458
      Norman Schwartz            Class B       4,662,033              458


      The following proposals were approved at the Company's annual meeting:

                               Votes       Votes                    Broker
                                For       Against    Abstentions   Non-Votes

      Ratification of
        Arthur Andersen LLP
        as the Company's
        independent auditors  6,083,877    46,721       16,439          --
      Employee Stock Purchase
        Plan Amendment        5,572,028    32,413        5,412     537,185

      The foregoing matters are described in detail on pages 5, 6, 15, 16 and 17 of the Company's definitive Proxy Statement dated
      April 1, 2002, filed with the Securities and Exchange Commission and incorporated herein by reference.

      Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

      The following documents are filed as part of this report:

      Exhibit No.

      22.1 Proxy Statement dated April 1, 2002, pages 5, 6, 15, 16 and 17, (definitive form filed April 4, 2001, and incorporated by reference).

      (b)  Reports on Form 8-K


      There were no reports on Form 8-K for the quarter ended
      March 31, 2002.

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  BIO-RAD LABORATORIES, INC.
                                        (Registrant)



    Date:  May 15, 2002      /s/ Sanford S. Wadler
                             Sanford S. Wadler, Vice President,
                              General Counsel and Secretary




    Date:  May 15, 2002      /s/ James R. Stark
                             James R. Stark, Corporate Controller