Form 10-Q
period 2002-06-30
BIO RAD LABORATORIES INC
filed 2002-08-14
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2002

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

   Indicate the number of shares outstanding of each of the issuer's classes of commonstock ,as of the latest practicable date--
                                                            Shares Outstanding
                   Title of each Class                      at July 31, 2002

                   Class A Common Stock,
                    Par Value $0.0001 per share                20,305,064

                   Class B Common Stock,
                    Par Value $0.0001 per share                 4,851,192

         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.




                                   BIO-RAD LABORATORIES, INC.

                            Condensed Consolidated Statements of Income
                              (In thousands, except per share data)
                                           (Unaudited)

 <caption>                                         Three Months Ended    Six Months Ended
                                                         June 30,             June 30,
                                                     2002      2001       2002      2001
   NET SALES . . . . . . . . . . . . . . . . . .  $214,660   $195,354   $424,842  $398,022

   Cost of goods sold  . . . . . . . . . . . . .    92,386     87,111    181,228   179,831
                                                  --------   --------   --------  --------
   GROSS PROFIT  . . . . . . . . . . . . . . . .   122,274    108,243    243,614   218,191

   Selling, general and administrative expense .   (69,486)   (63,909)  (135,222) (125,806)

   Product research and development expense  . .   (19,806)   (17,701)   (40,047)  (36,129)

   Goodwill amortization . . . . . . . . . . . .        --     (2,021)        --    (4,042)

   Loss on sale of assets. . . . . . . . . . . .        --         --         --    (5,150)

   Interest expense  . . . . . . . . . . . . . .    (5,982)    (5,940)   (11,536)  (12,529)

   Foreign exchange losses . . . . . . . . . . .    (2,059)       (33)    (2,809)     (849)

   Other, net  . . . . . . . . . . . . . . . . .       489       (289)      (962)   (1,734)
                                                  --------   --------   --------  --------
   INCOME BEFORE TAXES . . . . . . . . . . . . .    25,430     18,350     53,038    31,952

   Provision for income taxes  . . . . . . . . .    (9,198)    (6,789)   (18,033)  (11,822)
                                                  --------   --------   --------  --------
   NET INCOME  . . . . . . . . . . . . . . . . .  $ 16,232   $ 11,561   $ 35,005  $ 20,130
                                                  ========   ========   ========  ========


   Basic earnings per share:
      Net income . . . . . . . . . . . . . . . .     $0.65      $0.47      $1.40     $0.82
                                                  ========   ========   ========  ========
      Weighted average common shares . . . . . .    25,098     24,598     25,015    24,554
                                                  ========   ========   ========  ========
   Diluted earnings per share:
      Net income . . . . . . . . . . . . . . . .     $0.62      $0.46      $1.35     $0.80
                                                  ========   ========   ========  ========
      Weighted average common shares . . . . . .    26,085     25,362     25,951    25,242
                                                  ========   ========   ========  ========


   The accompanying notes are an integral part of these statements.




                                   BIO-RAD LABORATORIES, INC.
                              Condensed Consolidated Balance Sheets
                                (In thousands, except share data)
                                          (Unaudited)

 <caption>                                                            June 30,     December 31,
                                                                        2002           2001
        ASSETS:

        Cash and cash equivalents  . . . . . . . . . . . . . . .      $ 25,655       $ 47,129

        Accounts receivable  . . . . . . . . . . . . . . . . . .       199,973        194,400

        Inventories  . . . . . . . . . . . . . . . . . . . . . .       154,779        139,179

        Prepaid expenses, taxes and other current assets . . . .        61,424         50,120
                                                                      --------       --------
           Total current assets  . . . . . . . . . . . . . . . .       441,831        430,828

        Net property, plant and equipment  . . . . . . . . . . .       137,835        132,974

        Goodwill, net  . . . . . . . . . . . . . . . . . . . . .        75,873         75,873

        Other assets . . . . . . . . . . . . . . . . . . . . . .        48,585         44,353
                                                                      --------       --------
             Total assets. . . . . . . . . . . . . . . . . . . .      $704,124       $684,028
                                                                      ========       ========
        LIABILITIES AND STOCKHOLDERS' EQUITY:

        Accounts payable . . . . . . . . . . . . . . . . . . . .      $ 69,414       $ 64,903

        Accrued payroll and employee benefits  . . . . . . . . .        55,939         58,434

        Notes payable and current maturities of long-term debt .        11,156          9,931

        Sales, income and other taxes payable  . . . . . . . . .        18,836         18,633

        Other current liabilities  . . . . . . . . . . . . . . .        47,356         47,205
                                                                      --------       --------
           Total current liabilities . . . . . . . . . . . . . .       202,701        199,106

        Long-term debt, net of current maturities  . . . . . . .       149,417        188,423

        Deferred tax liabilities . . . . . . . . . . . . . . . .        11,092         12,622
                                                                      --------       --------
           Total liabilities . . . . . . . . . . . . . . . . . .       363,210        400,151

        STOCKHOLDERS' EQUITY:

        Preferred stock, $0.0001 par value, 7,500,000 shares
          authorized; none outstanding . . . . . . . . . . . . .            --             --

        Class A common stock, $0.0001 par value, 50,000,000 shares authorized; outstanding - 20,285,484 at June 30, 2002
          and 20,166,636 at December 31, 2001. . . . . . . . . .             2              2

        Class B common stock, $0.0001 par value, 20,000,000 shares authorized; outstanding - 4,852,592 at June 30, 2002
          and 4,826,562 at December 31, 2001 . . . . . . . . . .            --             --

        Additional paid-in capital . . . . . . . . . . . . . . .        33,751         32,171

        Class A treasury stock, 0 shares at June 30, 2002
          and 161,336 shares at December 31, 2001 at cost  . . .            --         (1,863)

        Retained earnings  . . . . . . . . . . . . . . . . . . .       311,983        276,554

        Accumulated other comprehensive income:

          Currency translation and other . . . . . . . . . . . .        (4,822)       (22,987)
                                                                      --------       --------
          Total stockholders' equity.  . . . . . . . . . . . . .       340,914        283,877
                                                                      --------       --------
             Total liabilities and stockholders' equity. . . . .      $704,124       $684,028
                                                                      ========       ========



      The accompanying notes are an integral part of these statements.




                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)
                                                                          Six Months Ended
                                                                              June 30,
                                                                          2002         2001

   Cash flows from operating activities:                                <c>         <c>
        Cash received from customers . . . . . . . . . . . . . . .      $428,480    $380,038
        Cash paid to suppliers and employees . . . . . . . . . . .      (354,877)   (333,934)
        Interest paid. . . . . . . . . . . . . . . . . . . . . . .       (10,460)    (11,594)
        Income tax payments  . . . . . . . . . . . . . . . . . . .       (26,048)     (2,699)
        Miscellaneous receipts (payments). . . . . . . . . . . . .           875       5,188
                                                                         -------    --------
        Net cash provided by operating activities. . . . . . . . .        37,970      36,999

   Cash flows from investing activities:
        Capital expenditures, net. . . . . . . . . . . . . . . . .       (18,974)    (19,651)
        Net sales (purchases) of marketable securities
          and investments. . . . . . . . . . . . . . . . . . . . .          (114)         92
        Foreign currency hedges, net . . . . . . . . . . . . . . .        (1,142)      1,183
        Payments for acquisitions  . . . . . . . . . . . . . . . .        (8,568)         --
                                                                         -------    --------
        Net cash used in investing activities. . . . . . . . . . .       (28,798)    (18,376)

   Cash flows from financing activities:
        Net borrowings(payments)under line-of-credit arrangements.         6,980      (1,528)
        Long-term borrowings . . . . . . . . . . . . . . . . . . .        33,523      74,250
        Payments on long-term debt . . . . . . . . . . . . . . . .       (77,866)    (81,899)
        Proceeds from issuance of common stock . . . . . . . . . .         1,580         361
        Treasury stock activity, net . . . . . . . . . . . . . . .         2,287       2,018
                                                                         -------    --------
        Net cash used in financing activities. . . . . . . . . . .       (33,496)     (6,798)

   Effect of exchange rate changes on cash . . . . . . . . . . . .         2,850         287
                                                                         -------    --------
   Net increase (decrease) in cash and cash equivalents  . . . . .       (21,474)     12,112

   Cash and cash equivalents at beginning of period. . . . . . . .        47,129      13,954
                                                                        --------    --------
   Cash and cash equivalents at end of period. . . . . . . . . . .      $ 25,655    $ 26,066
                                                                        ========    ========
   Reconciliation of net income to net cash provided
     by operating activities:

      Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 35,005    $ 20,130

      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization  . . . . . . . . . . . . .        17,340      20,246
          Foreign currency hedge transactions, net . . . . . . . .         1,142      (1,183)
          Gains on disposition of marketable securities. . . . . .          (108)        (81)
          (Increase) decrease in accounts receivable . . . . . . .         6,778     (13,982)
          Increase in inventories  . . . . . . . . . . . . . . . .        (8,998)    (13,761)
          Increase in other current assets . . . . . . . . . . . .        (9,575)       (608)
          Increase (decrease) in accounts payable
            and all other current liabilities. . . . . . . . . . .        (6,891)      6,460
          Increase (decrease) in income taxes payable  . . . . . .        (1,796)      9,562
          Other. . . . . . . . . . . . . . . . . . . . . . . . . .         5,073      10,216
                                                                        --------    --------
   Net cash provided by operating activities . . . . . . . . . . .      $ 37,970    $ 36,999
                                                                        ========    ========
   Non-cash investing and financing activities:

   Liabilities assumed in building purchase. . . . . . . . . . .        $     --    $  3,777
                                                                        ========    ========

   The accompanying notes are an integral part of these statements.


                              BIO-RAD LABORATORIES, INC.

             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

      1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented. All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 2001.

      Beginning January 1, 2002, the Company has classified freight costs related to shipping and handling as part of cost of goods sold rather than in selling, general and administrative expense as allowed by Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." Prior period shipping costs, as well as certain other items, have been reclassified to conform to the current year presentation.

      Additionally, the Company has changed the presentation of the income statement to eliminate the subtotal "Income from Operations" and provide further clarification of items previously grouped in "Other,net."

      2. INVENTORIES

      The principal components of inventories are as follows (in thousands):
                                              June 30,    December 31,
                                                2002          2001

      Raw materials                          $ 35,844       $ 33,488
      Work in process                          30,021         28,715
      Finished goods                           88,914         76,976
                                             --------       --------
                                             $154,779       $139,179
                                             ========       ========

      3. PROPERTY, PLANT AND EQUIPMENT

      The principal components of property, plant and equipment are as follows (in thousands):

                                             June 30,      December 31,
                                               2002           2001

      Land and improvements                  $  9,587       $  9,658
      Buildings and leasehold
        improvements                           77,316         75,231
      Equipment                               218,207        191,284
                                             --------       --------
                                              305,110        276,173
      Accumulated depreciation               (167,275)      (143,199)
                                             --------       --------
      Net property, plant and equipment      $137,835       $132,974
                                             ========       ========

      4.   GOODWILL

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets subsequent to their acquisition.
      SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company adopted SFAS No. 142 on January 1, 2002. At that date, the Company stopped the amortization of goodwill, with a net carrying value of $75.9 million, and annual amortization of approximately $8.0 million that had resulted from purchases of businesses completed prior to the adoption of SFAS No. 141.

      Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and net income per share would have been as follows (in thousands):

       <caption>                             Three Months Ended       Six Months Ended
                                                  June 30,                 June 30,
                                              2002        2001        2002       2001

        Reported Net Income                  $16,232    $11,561      $35,005    $20,130
        Add back goodwill amortization,
          net of tax                              --      1,273           --      2,546
                                             -------    -------      -------    -------
        Pro forma adjusted net income        $16,232    $12,834      $35,005    $22,676

        Basic earnings per share:
         Reported basic earnings per share    $ 0.65     $ 0.47       $ 1.40     $ 0.82
         Goodwill amortization, net of tax        --       0.05           --       0.10
        Pro forma adjusted basic              ------     ------       ------     ------
          earnings per share                  $ 0.65     $ 0.52       $ 1.40     $ 0.92
                                              ======     ======       ======     ======
        Diluted earnings per share:
         Reported basic earnings per share    $ 0.62     $ 0.46       $ 1.35     $ 0.80
         Goodwill amortization, net of tax        --       0.05           --       0.10
        Pro forma adjusted basic              ------     ------       ------     ------
          earnings per share                  $ 0.62     $ 0.51       $ 1.35     $ 0.90
                                              ======     ======       ======     ======

      5.   EARNINGS PER SHARE

      The Company calculates basic earnings per share (EPS) and diluted EPS in accordance with SFAS No. 128, "Earnings per Share." Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of common stock equivalents that are to be added to the weighted average number of shares outstanding. Common stock equivalents are excluded from the diluted earnings per share calculation if the effect would be anti-dilutive.

      Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 987,000 and 764,000 shares for the three month periods ended June 30, 2002 and 2001, respectively. There were no anti-dilutive shares for the three month periods ended June 30, 2002 and 2001.

      Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 936,000 and 688,000 shares for the six month periods ended June 30, 2002 and 2001, respectively. There were no anti-dilutive shares for the six month periods ended June 30, 2002 and 2001.

      6.   ACQUISITIONS AND DISPOSITIONS

      On June 28, 2002, the Company purchased for cash the microarray and robotics technologies business of Virtek Biotech Inc., a subsidiary of Virtek Vision International Inc. of Waterloo, Ontario, Canada. The purchased business had annual sales of approximately $8.3 million Canadian. Bio-Rad acquired the assets for approximately $7 million US and will include these operations in its Life Science segment. Preliminarily, the Company does not believe it has acquired any goodwill or non-amortizable intangible assets.

      In the first quarter of 2001, the Company recorded a $4.5 million non-cash pre-tax charge reflecting the potential impact of a non-binding letter of intent to sell the spectroscopy instrument business to a new owner. The Company also had a write-down of $0.7 million on the value of a production facility.

      7.   EXCHANGE GAINS AND LOSSES

      Exchange losses include premiums and discounts on forward foreign exchange contracts and mark-to-market adjustments on foreign exchange contracts.

      8.   OTHER, NET

      In the first quarter of 2002, the Company recorded a $2.0 million non-cash pre-tax charge reflecting the write-down of the Company's investment in Digilab, LLC. This reduced the investment value to zero.

      In the first quarter of 2001, the Company recorded a $2.0 million non-cash pre-tax charge to adjust the value of its investment in Instrumentation Laboratory, S.p.A based on on-going discussions with the investees management concerning its future capital structure.

      9.   COMPREHENSIVE INCOME

      SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for sale under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", foreign currency translation adjustments accounted for under SFAS No. 52 "Foreign Currency Translation" and minimum pension liability adjustments made pursuant to SFAS No. 87 "Employers' Accounting for Pensions."

      The components of the Company's total comprehensive income were (in thousands):

       <caption>                             Three Months Ended        Six Months Ended
                                                  June 30,                 June 30,
                                              2002        2001         2002       2001

        Net Income                            $ 16,232   $ 11,561     $ 35,005   $ 20,130

        Currency translation adjustments        18,116    (3,965)       18,055    (10,686)
        Net unrealized holding
         gains (losses) on securities               21       (42)          182        (39)
        Reclassification adjustments for
         gains included in net income              (56)      (11)          (72)       (68)
                                              --------   --------     --------   --------
        Total comprehensive income            $ 34,313   $  7,543     $ 53,170   $  9,337
                                              ========   ========     ========   ========


      10.  SEGMENT INFORMATION

      Information regarding industry segments for the three months ended June 30, 2002 and 2001 is as follows (in thousands):


                                    Life       Clinical       Other
                                   Science    Diagnostics   Operations

      Segment net sales     2002   $100,705     $111,704     $ 2,251
                            2001   $ 87,700     $102,286     $ 5,368


      Segment profit(loss)  2002    $15,757      $ 9,763     $  (412)
                            2001    $15,567      $10,870     $(1,688)


      Information regarding industry segments for the six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                    Life       Clinical       Other
                                   Science    Diagnostics   Operations

      Segment net sales     2002   $201,212    $219,587      $ 4,043
                            2001   $179,875    $205,274      $12,873


      Segment profit(loss)  2002    $34,992     $20,575      $  (765)
                            2001    $34,275     $18,962      $(2,616)

      Segment results are presented in the same manner as the Company presents its operations internally to make operating decisions and assess performance. Net corporate operating income (expense) consists of receipts and expenditures that are not the primary responsibility of segment operating management.

      Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before taxes (in thousands):

      <caption>                              Three Months Ended       Six Months Ended
                                                    June 30,              June 30,
                                              2002         2001        2002       2001

      Total segment profit                  $25,108      $24,749      $54,802   $50,621

      Net corporate operating, interest
       and other income (expense) not
       allocated to segments                  1,892       (4,056)       2,007    (6,894)
      Goodwill amortization                      --       (2,021)          --    (4,042)
      Loss on sale of assets                     --           --           --    (5,150)
      Foreign exchange losses                (2,059)         (33)      (2,809)     (849)
      Other, net                                489         (289)        (962)   (1,734)
                                            -------      -------      -------   -------
      Consolidated income before taxes      $25,430      $18,350      $53,038   $31,952
                                            =======      =======      =======   =======

                                          8

      11.  NEW FINANCIAL ACCOUNTING STANDARDS

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", but retains the fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used or disposed of by sale. The Statement also supersedes the accounting and reporting provisions for the disposal of a segment of a business, and eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 eliminates the conflict between accounting models for treating the dispositions of long-lived assets that existed between SFAS No. 121 and the guidance for a segment of a business accounted for as a discontinued operation by adopting the methodology established in SFAS No. 121, and also resolves implementation issues of SFAS No. 121. This Statement is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 144 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the financial position, results of operations or cash flows of the Company.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections." One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. Upon adoption, the Company will follow APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. The provisions of this statement related to the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" shall be applied in fiscal years beginning after May 15, 2002 with early application encouraged. The Company is currently evaluating the impact of this Statement.

      In April 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that the liability for costs associated with an exit cost or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company is currently evaluating the impact of this Statement and will adopt the provisions of SFAS 146 for restructuring activities after December 31, 2002.

      12.  LEGAL PROCEEDINGS

      The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the outcome of these claims, legal actions and complains will not have a material adverse effect on the future results of operations or the financial position of the Company.


      Item 2.   Management's  Discussion and Analysis of
                Results of Operations and Financial Condition.

      The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's
      Consolidated Financial Statements for the year ended December 31,
      2001.

      The following table shows gross profit and expense items as a percentage of net sales:

      <caption>                   Three Months Ended    Six Months Ended   Year Ended
                                        June 30,            June 30,      December 31,
                                   2002         2001     2002       2001      2001
        Net sales                 100.0%       100.0%   100.0%     100.0%     100.0%
         Cost of goods sold        43.0         44.6     42.7       45.2       44.3
                                  -----        -----    -----      -----      -----
        Gross profit               57.0         55.4     57.3       54.8       55.7

        Selling, general and
         administrative            32.4         32.7     31.8       31.6       32.4

        Product research and
         development                9.2          9.1      9.4        9.1        9.4
                                  -----        -----    -----      -----      -----
        Net income                  7.6%         5.9%     8.2%       5.1%       5.4%
                                  =====        =====    =====      =====      =====

      Critical Accounting Policies

      As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company has identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, and valuation of inventories as the accounting policies critical to the operations of the Company. For a full discussion of these policies, please refer to the Form 10-K.

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

      The Company manufactures and supplies the life science research, healthcare, analytical chemistry and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

                      Three Months Ended June 30, 2002
                 Compared to Three Months Ended June 30, 2001

      Corporate Results - Sales, Margins and Expenses

      Net sales (sales) for the second quarter of 2002 were $214.7 million compared to $195.4 million in the second quarter of 2001, an increase of 9.9%. The favorable impact from a weakening U.S. dollar amounted to less than 1% sales growth for the Company.
      The divestiture of the Company's spectroscopy instrument product line in October 2001 lowered reported sales growth by 2.5%. The growth in the Life Science segment excluding the favorable impact from currency translation was 14.3%. Life Science growth is attributed to continuing demand for the Company's Bovine Spongiform Encephalopathy (BSE) or "mad cow disease" test and for the Company's other consumable laboratory research products. Clinical Diagnostics growth of 8.1%, excluding the favorable impact from currency translation, resulted from increased demand for the Company's quality controls, autoimmune and diabetes product line offerings.

      Consolidated gross margins were 57.0% for the second quarter of 2002 compared to 55.4% for the second quarter of 2001 and 55.7% for all of 2001. The Company's gross margin benefited from an improved sales mix as consumables, which have higher gross margins than equipment, comprised a larger percentage of total sales. Additionally, the divestiture of the spectroscopy instrument product line, whose margins were considerably less than the Company's overall average, had a positive impact. Life Science margins improved as a result of the aforementioned change in sales mix. Clinical Diagnostics margins declined in comparison to the prior period because of higher production and scrap costs. Also, the prior period benefited from the settlement of a claim related to raw materials supplies that had been scrapped in an earlier period.

      Selling, general and administrative expense (SG&A) decreased slightly to 32.4% of sales in the second quarter of 2002 from 32.7% of sales in the second quarter of 2001. Both Life Science and Diagnostics grew selling and marketing expenses at a rate faster than sales growth for the quarter. Slower growth in general and administration expense reduced overall SG&A growth to reported levels. The long-term goal for Bio-Rad remains a consistent gradual reduction in SG&A spending as a percent of sales.

      Product research and development expense remained virtually unchanged at 9.2% of sales compared to 9.1% in the prior period. The mix of spending changed slightly as Life Science increased the rate of spending and Diagnostics decreased its rate of spending. The Company plans to reinvest between 9% and 10% of sales in research and development to continue to introduce new and enhanced products.

      Corporate Results - Other Items

      In the second quarter of 2002, the final $22.5 million of the Term Loan portion of the Senior Credit Facility was repaid. Although the Company will have lower interest expense going forward as a result of this transaction, interest expense for the second quarter remained unchanged as compared to the prior year as the Company expensed $0.5 million of unamortized debt issue costs related to the Term Loan.

      Foreign exchange losses increased by $2.0 million compared to the prior period primarily as a result of losses recorded on the books of the Company's Brazilian and Russian subsidiaries.

      The Company's effective tax rate was 34% for the second quarter of 2002 compared to 37% in the second quarter of 2001. For the full year 2001, the effective tax rate was 32%. The increase from 32% to 34% is the result of having improved profitability concentrated in some higher tax rate locations coupled with local tax losses in locations which do not provide a consolidated tax benefit.

                       Six Months Ended June 30, 2002
                  Compared to Six Months Ended June 30, 2001

      Corporate Results - Sales, Margins and Expenses

      Net sales (sales) for the first half of 2002 were $424.8 million compared to $398.0 million in the first half of 2001, an increase of 6.7%. Adjusting for currency and divestitures, sales growth from new and existing products was 11.1%. Sales increased 13.8% in Life Science on a constant currency basis. Clinical Diagnostics sales growth on a constant currency basis was 7.9%. The growth in Life Science is attributed to continuing demand for the Company's BSE test and consumable laboratory research products. The growth in Clinical Diagnostics was from products for quality controls, autoimmune testing and diabetes monitoring. Foreign sales for the first half of 2002 were adversely affected by a U.S. dollar that was stronger relative to the prior period. The negative impact to total sales amounted to a reduction in the sales growth rate of approximately 1.4%.

      Consolidated gross margins were 57.3% for the first half of 2002 compared to 54.8% for the first half of 2001 and 55.7% for all of 2001. The increased sales of consumable laboratory products and the BSE test have improved the overall Life Science gross margin. Clinical Diagnostics margins increased by less than 1% as a result of a better sales mix and the timing of ordinary period expenses.

      Selling, general and administrative expense increased to 31.8% of sales in the first half of 2002 from 31.6% of sales in the first half of 2001. Overall, selling and marketing expense grew at a rate faster than sales growth. In part this was due to increased expenses for retaining and expanding the Life Science food testing business and opportunities in proteomics and genomics. Life Science has increased sales and customer services to support this business. Clinical Diagnostics selling and marketing grew at a rate near sales growth. General and administrative expense grew at less than 3% for the Company and offset the other increases.

      Product research and development expense increased slightly to $40.0 million or 9.4% of sales in the first half of 2002 compared to 9.1% of sales in the prior year. Spending increased in both Life Science and Clinical Diagnostics in absolute dollars. The Company plans to reinvest between 9% and 10% of sales in research and development going forward to support growth.

      Corporate Results - Other Items

      Interest expense decreased from the prior year, reflecting a reduction of debt. The decline would have been more significant but the Company included the expensing of $0.5 million of unamortized debt issue costs on the early pay off of the Term Loan included in the Company's Senior Credit Facility. The Term Loan was originally $100 million and called for repayment over a five year period. The loan was repaid approximately 30 months early.

      Net other income and expense in the first half of 2002 includes a $2.0 million non-cash pre-tax expense reflecting impairment in the Company's investment in Digilab LLC. Foreign exchange losses increased compared to the prior period primarily as a result of losses recorded in the books of the Company's Brazilian subsidiary. The Brazilian Real is extremely expensive to hedge, as local borrowing rates approach 30% per annum. The Company plans to take several actions to lower its overall exposure but will not be able to eliminate the exposure. Foreign exchange losses also include premiums and discounts for the Company's hedging program.

      The Company's effective tax rate declined to 34% for the first half of 2002 compared to 37% in the first half of 2001. For the full year 2001, the effective rate was 32%. The rise to 34% from 32% reflects increased profitability in countries with higher tax rates and current period local tax losses which do not provide a consolidated tax benefit.

      Financial Condition

      The Company, as of June 30, 2002, had available approximately $100 million, or 100% of its principal revolving credit agreement and $23 million under various foreign lines of credit. Cash and cash equivalents available were $25.7 million.

      At June 30, 2002, consolidated accounts receivable increased by $5.6 million from December 31, 2001. The increase was due to the increasing value of receivables denominated in European and Japanese currencies partially offset by improved collections relative to sales for the year to date.

      At June 30, 2002, consolidated net inventories increased by $15.6 million from December 31, 2001. Approximately 40% of this increase is due to the strengthening of European and Japanese currency against the U.S. dollar. The remaining increase largely represents levels necessary to meet customer demands for Life Science consumable products and in preparation for new product launches in the Fall of 2002. Inventory for the Clinical Diagnostics controls business is characterized by long lead times and large infrequent batch production which is necessary to meet customer requirements. Bio-Rad management regularly reviews inventory valuation for excess, obsolete and slow moving products.

      Net capital expenditures totaled $19.0 million for the first six months of 2002 compared to $19.7 million for the same period of 2001. Capital expenditures for the period include reagent rental equipment placed with Clinical Diagnostic customers who then commit to purchase the Company's diagnostic reagents for use. Other expenditures represent the Company's investment in business systems to standardize distribution software, data communication, production equipment and improvements to production facilities. The Company has completed its review of facilities requirements in Northern California and will begin construction of new facilities for manufacturing, laboratory and general office use. These facilities will be built on Company owned land in the business park where Corporate headquarters, Life Science and Diagnostics group operations are now located. The estimated current cost of the facility is approximately $25 million and it will take approximately 15 months to complete. No material amounts have been capitalized through June 2002 for the project.

      On June 28, 2002, the Company purchased for cash the microarray and robotics technologies business of Virtek Biotech Inc., a subsidiary of Virtek Vision International Inc. of Waterloo, Ontario, Canada. The purchased business had annual sales of approximately $8.3 million Canadian. Bio-Rad acquired the assets for approximately $7 million US and will include these operations in its Life Science segment. Preliminarily, the Company does not believe it has acquired any goodwill or non-amortizable intangible assets.

      The Company continues to review possible acquisitions to expand both its Life Science and Diagnostics segments. The Company routinely meets with the principals or brokers of the subject companies.

      Currently no discussions involving a material acquisition have progressed beyond the most initial phases. Should the Company make a material acquisition it would most likely require an increase in borrowed funds, further increasing its financial leverage.


      Item 3.   Quantitative and Qualitative Disclosures
                About Market Risk

      During the six months ended June 30, 2002, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


      PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

      99.1 Certification of Chief Executive Officer

      99.2 Certification of Principal Financial Officer

      (b)  Reports on Form 8-K

      There were no reports on Form 8-K during the quarter ended
      June 30, 2002.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                    BIO-RAD LABORATORIES, INC.
                                          (Registrant)



      Date: August 14, 2002    /s/ Sanford S. Wadler
                               Sanford S. Wadler, Vice President,
                                General Counsel and Secretary



      Date: August 14, 2002    /s/ James R. Stark
                               James R. Stark, Corporate Controller