Form 10-Q
period 2002-09-30
BIO RAD LABORATORIES INC
filed 2002-11-13
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock ,as of the latest practicable date--
                                                            Shares Outstanding
                   Title of each Class                      at October 31, 2002

                   Class A Common Stock,
                    Par Value $0.0001 per share                20,364,367

                   Class B Common Stock,
                    Par Value $0.0001 per share                 4,849,542

         PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.




                                   BIO-RAD LABORATORIES, INC.

                            Condensed Consolidated Statements of Income
                              (In thousands, except per share data)
                                           (Unaudited)

   <table>                                         Three Months Ended   Nine Months Ended
   <caption>                                         September 30,        September 30,
                                                     2002      2001       2002      2001
   NET SALES . . . . . . . . . . . . . . . . . .  $224,878   $186,104   $649,720  $584,126

   Cost of goods sold  . . . . . . . . . . . . .    95,852     81,357    277,080   261,188
                                                  --------   --------   --------  --------
   GROSS PROFIT  . . . . . . . . . . . . . . . .   129,026    104,747    372,640   322,938

   Selling, general and administrative expense .   (73,415)   (62,831)  (208,637) (188,637)

   Product research and development expense  . .   (19,988)   (18,425)   (60,035)  (54,554)

   Goodwill amortization . . . . . . . . . . . .        --     (2,022)        --    (6,064)

   Loss on sale of assets. . . . . . . . . . . .        --         --         --    (5,150)

   Interest expense  . . . . . . . . . . . . . .    (6,861)    (6,071)   (18,397)  (18,600)

   Foreign exchange losses . . . . . . . . . . .    (2,727)    (1,536)    (5,536)   (2,385)

   Other, net  . . . . . . . . . . . . . . . . .       345     (2,676)      (617)   (4,410)
                                                  --------   --------   --------  --------
   INCOME BEFORE TAXES . . . . . . . . . . . . .    26,380     11,186     79,418    43,138

   Provision for income taxes  . . . . . . . . .    (9,763)    (4,139)   (27,796)  (15,961)
                                                  --------   --------   --------  --------
   NET INCOME  . . . . . . . . . . . . . . . . .  $ 16,617   $  7,047   $ 51,622  $ 27,177
                                                  ========   ========   ========  ========


   Basic earnings per share:
      Net income . . . . . . . . . . . . . . . .     $0.66      $0.29      $2.06     $1.10
                                                  ========   ========   ========  ========
      Weighted average common shares . . . . . .    25,160     24,702     25,064    24,604
                                                  ========   ========   ========  ========
   Diluted earnings per share:
      Net income . . . . . . . . . . . . . . . .     $0.64      $0.28      $1.99     $1.07
                                                  ========   ========   ========  ========
      Weighted average common shares . . . . . .    26,071     25,526     25,992    25,346
                                                  ========   ========   ========  ========


   The accompanying notes are an integral part of these statements.





                                BIO-RAD LABORATORIES, INC.
                           Condensed Consolidated Balance Sheets
                             (In thousands, except share data)
                                          (Unaudited)
     <table>                                                     September 30,   December 31,
     <caption>                                                       2002           2001
     ASSETS:                                                       <c>            <c>
     Cash and cash equivalents  . . . . . . . . . . . . . . .      $ 39,250       $ 47,129

     Accounts receivable, net . . . . . . . . . . . . . . . .       201,261        194,400

     Inventories, net . . . . . . . . . . . . . . . . . . . .       160,683        139,179

     Prepaid expenses, taxes and other current assets . . . .        61,345         50,120
                                                                   --------       --------
        Total current assets  . . . . . . . . . . . . . . . .       462,539        430,828

     Net property, plant and equipment  . . . . . . . . . . .       139,718        132,974

     Goodwill, net  . . . . . . . . . . . . . . . . . . . . .        74,566         77,703

     Other assets . . . . . . . . . . . . . . . . . . . . . .        42,199         42,523
                                                                   --------       --------
          Total assets. . . . . . . . . . . . . . . . . . . .      $719,022       $684,028
                                                                   ========       ========
     LIABILITIES AND STOCKHOLDERS' EQUITY:

     Accounts payable . . . . . . . . . . . . . . . . . . . .      $ 68,496       $ 64,903

     Accrued payroll and employee benefits  . . . . . . . . .        65,904         58,434

     Notes payable and current maturities of long-term debt .        10,385          9,931

     Sales, income and other taxes payable  . . . . . . . . .        24,857         18,633

     Other current liabilities  . . . . . . . . . . . . . . .        42,940         47,205
                                                                   --------       --------
        Total current liabilities . . . . . . . . . . . . . .       212,582        199,106

     Long-term debt, net of current maturities  . . . . . . .       139,124        188,423

     Deferred tax liabilities . . . . . . . . . . . . . . . .        10,791         12,622
                                                                   --------       --------
        Total liabilities . . . . . . . . . . . . . . . . . .       362,497        400,151

     STOCKHOLDERS' EQUITY:

     Preferred stock, $0.0001 par value, 7,500,000 shares
       authorized; none outstanding . . . . . . . . . . . . .            --             --

     Class A common stock, $0.0001 par value, 50,000,000 shares authorized; outstanding - 20,332,469 at September 30, 2002
       and 20,166,636 at December 31, 2001. . . . . . . . . .             2              2

     Class B common stock, $0.0001 par value, 20,000,000 shares authorized; outstanding - 4,852,542 at September 30, 2002
       and 4,826,562 at December 31, 2001 . . . . . . . . . .             1             --

     Additional paid-in capital . . . . . . . . . . . . . . .        34,659         32,171

     Class A treasury stock, 0 shares at September 30, 2002
       and 161,336 shares at December 31, 2001 at cost  . . .            --         (1,863)

     Retained earnings  . . . . . . . . . . . . . . . . . . .       328,600        276,554

     Accumulated other comprehensive income:
       Currency translation and other . . . . . . . . . . . .        (6,737)       (22,987)
                                                                   --------       --------
       Total stockholders' equity.  . . . . . . . . . . . . .       356,525        283,877
                                                                   --------       --------
          Total liabilities and stockholders' equity. . . . .      $719,022       $684,028
                                                                   ========       ========



   The accompanying notes are an integral part of these statements.


                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)
                                                                          Nine Months Ended
                                                                            September 30,
                                                                          2002         2001
   Cash flows from operating activities:                                <c>         <c>
        Cash received from customers . . . . . . . . . . . . . . .      $645,269    $572,326
        Cash paid to suppliers and employees . . . . . . . . . . .      (519,406)   (487,845)
        Interest paid  . . . . . . . . . . . . . . . . . . . . . .       (20,991)    (21,554)
        Income tax payments  . . . . . . . . . . . . . . . . . . .       (35,815)     (6,348)
        Miscellaneous receipts . . . . . . . . . . . . . . . . . .         1,093       2,504
                                                                        --------    --------
        Net cash provided by operating activities. . . . . . . . .        70,150      59,083

   Cash flows from investing activities:
        Capital expenditures, net  . . . . . . . . . . . . . . . .       (31,258)    (32,070)
        Net sales (purchases) of marketable securities
          and investments  . . . . . . . . . . . . . . . . . . . .          (961)        119
        Foreign currency hedges, net . . . . . . . . . . . . . . .          (986)        283
        Payments for acquisitions  . . . . . . . . . . . . . . . .        (8,568)     (4,650)
                                                                        --------    --------
        Net cash used in investing activities  . . . . . . . . . .       (41,773)    (36,318)

   Cash flows from financing activities:
        Net borrowings(payments)under line-of-credit arrangements.         8,235         (10)
        Long-term borrowings . . . . . . . . . . . . . . . . . . .        32,723      74,250
        Payments on long-term debt . . . . . . . . . . . . . . . .       (88,514)    (84,562)
        Proceeds from issuance of common stock . . . . . . . . . .         2,689         423
        Treasury stock activity, net . . . . . . . . . . . . . . .         2,287       2,648
                                                                        --------    --------
        Net cash used in financing activities  . . . . . . . . . .       (42,580)     (7,251)

   Effect of exchange rate changes on cash . . . . . . . . . . . .         6,324       2,858

   Net increase (decrease) in cash and cash equivalents  . . . . .        (7,879)     18,372

   Cash and cash equivalents at beginning of period  . . . . . . .        47,129      13,954
                                                                        --------    --------
   Cash and cash equivalents at end of period  . . . . . . . . . .      $ 39,250    $ 32,326
                                                                        ========    ========
   Reconciliation of net income to net cash provided
     by operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 51,622    $ 27,177
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization  . . . . . . . . . . . . .        27,434      30,688
          Foreign currency hedge transactions, net . . . . . . . .           986        (283)
          Gains on disposition of marketable securities  . . . . .          (140)        (80)
          (Increase) decrease in accounts receivable . . . . . . .         2,218      (6,603)
          Increase in inventories  . . . . . . . . . . . . . . . .       (14,147)    (27,417)
          Increase in other current assets . . . . . . . . . . . .        (9,867)     (1,333)
          Increase in accounts payable and
            all other current liabilities  . . . . . . . . . . . .         1,250      13,272
          Increase in income taxes payable . . . . . . . . . . . .         1,980      10,435
          Other  . . . . . . . . . . . . . . . . . . . . . . . . .         8,814      13,227
                                                                        --------    --------
   Net cash provided by operating activities . . . . . . . . . . .      $ 70,150    $ 59,083
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

     Additionally, the Company has changed the presentation of the income statement to eliminate the subtotal "Income from Operations" and provide further clarification of items previously grouped in "Other, net."

     2. INVENTORIES

     The principal components of inventories are as follows (in thousands):
                                          September 30,  December 31,
                                               2002          2001

     Raw materials                          $ 40,449       $ 33,488
     Work in process                          32,273         28,715
     Finished goods                           87,961         76,976
                                            --------       --------
                                            $160,683       $139,179
                                            ========       ========

     3. PROPERTY, PLANT AND EQUIPMENT

     The principal components of property, plant and equipment are as follows (in thousands):

                                          September 30,  December 31,
                                               2002           2001


     Land and improvements                  $  9,581       $  9,658
     Buildings and leasehold
       improvements                           78,135         75,231
     Equipment                               224,860        191,284
                                            --------       --------
                                             312,576        276,173
     Accumulated depreciation               (172,858)      (143,199)
                                            --------       --------
     Net property, plant and equipment      $139,718       $132,974
                                            ========       ========

     4.   GOODWILL

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets subsequent to their acquisition.
     SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company adopted SFAS No. 142 on January 1, 2002. At that date, the Company stopped the amortization of goodwill, with a net carrying value of $77.7 million, and annual amortization of approximately $8 million that had resulted from purchases of businesses completed prior to the adoption of SFAS No. 141.

     Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company's net income and net income per share would have been as follows (in thousands):

     <table>                               Three Months Ended       Nine Months Ended
     <caption>                               September 30,            September 30,
                                             2002        2001        2002       2001

       Reported Net Income                  $16,617    $ 7,047      $51,622    $27,177
       Add back goodwill amortization,
         net of tax                              --      1,274           --      3,820
                                            -------    -------      -------    -------
       Pro forma adjusted net income        $16,617    $ 8,321      $51,622    $30,997

       Basic earnings per share:
        Reported basic earnings per share    $ 0.66     $ 0.29       $ 2.06     $ 1.10
        Goodwill amortization, net of tax        --       0.05           --       0.16
       Pro forma adjusted basic              ------     ------       ------     ------
         earnings per share                  $ 0.66     $ 0.34       $ 2.06     $ 1.26
                                             ======     ======       ======     ======
       Diluted earnings per share:
        Reported diluted earnings per share  $ 0.64     $ 0.28       $ 1.99     $ 1.07
        Goodwill amortization, net of tax        --       0.05           --       0.15
       Pro forma adjusted diluted            ------     ------       ------     ------
         earnings per share                  $ 0.64     $ 0.33       $ 1.99     $ 1.22
                                             ======     ======       ======     ======

     During the nine months ended September 30, 2002, no goodwill was acquired, impaired or written off. An adjustment was made during the third quarter to reflect the utilization of foreign tax loss carryforwards acquired at the time the Company purchased Pasteur Sanofi Diagnostics S.A. (PSD) in October 1999 which were not valued at the acquisition date. The adjustment reduced Goodwill by $3.1 million.

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

     Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 911,000 and 824,000 shares for the three month periods ended September 30, 2002 and 2001, respectively. There were no anti-dilutive shares for the three month periods ended September 30, 2002 and 2001.

     Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 928,000 and 742,000 shares for the nine month periods ended September 30, 2002 and 2001, respectively. There were no anti-dilutive shares for the nine month periods ended September 30, 2002 and 2001.

     6.   ACQUISITIONS AND DISPOSITIONS

     On June 28, 2002, the Company purchased for cash the microarray and robotics technologies business of Virtek Biotech Inc., a subsidiary of Virtek Vision International Inc. of Waterloo, Ontario, Canada. The purchased business had annual sales of approximately $8.3 million Canadian. Bio-Rad acquired the assets for approximately $7 million US and will include these operations in its Life Science segment. The Company has completed its evaluation of purchased assets and has not assigned any value to goodwill. Assets purchased include amortizable patents and other intangible assets totaling $4.1 million with a weighted average amortization period of 5 years.

     In the first quarter of 2001, the Company recorded a $4.5 million non-cash pre-tax charge reflecting the estimated impact of its intent to sell the spectroscopy instrument business to a new owner. In the third quarter of 2001, the Company also had a write-down of $0.7 million on the value of a related production facility.


     7.   LONG-TERM DEBT

     The Company repurchased, in the open market, $10.0 million (par value) of the $150.0 million (par value) outstanding Senior Subordinated debt during the third quarter of 2002. Originally issued in February 2000, the debt is non-callable until February 2004. The price paid includes interest to February 2004. Total interest, unamortized debt issue cost and unamortized original issue discount expensed amounts to $1.6 million. This amount has been included in interest expense.

     Subsequent to September 30, 2002 and to date, the Company repurchased an additional $18.2 million (par value) at an expense including interest (to February 2004), unamortized issue costs and unamortized original issue discount of approximately $3 million.

     8.   FOREIGN EXCHANGE LOSSES

     Foreign exchange losses include premiums and discounts on forward foreign exchange contracts and mark-to-market adjustments on foreign exchange contracts.

     9.   OTHER, NET

     In the first quarter of 2002, the Company recorded a $2.0 million non-cash pre-tax charge reflecting the write-down of the Company's investment in Digilab, LLC. This reduced the investment value to zero.

     In the first three quarters of 2001, the Company recorded $4.8 million in non-cash pre-tax charges to adjust the value of its investment in Instrumentation Laboratory, S.p.A. based on discussions with the investees management concerning its future capital structure.


     10.  COMPREHENSIVE INCOME

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

     The components of the Company's total comprehensive income were (in thousands):

     <table>                               Three Months Ended       Nine Months Ended
     <caption>                               September 30,            September 30,
                                             2002        2001        2002       2001

       Net Income                            $16,617   $ 7,047      $51,622   $27,177

       Currency translation adjustments       (1,472)    8,294       16,583    (2,392)
       Net unrealized holding
        gains (losses) on securities            (423)      (47)        (241)      (86)
       Reclassification adjustments for
        gains included in net income             (20)        1          (92)      (67)
                                             -------   -------      -------   -------
       Total comprehensive income            $14,702   $15,295      $67,872   $24,632
                                             =======   =======      =======   =======

     11.  SEGMENT INFORMATION

     Information regarding industry segments for the three months ended September 30, 2002 and 2001 is as follows (in thousands):


                                   Life       Clinical       Other
                                  Science    Diagnostics   Operations

     Segment net sales     2002   $106,048     $116,757     $ 2,073
                           2001   $ 82,757     $ 97,474     $ 5,873


     Segment profit(loss)  2002   $ 17,341     $ 12,921     $  (228)
                           2001   $ 10,344     $  4,400     $(2,029)


     Information regarding industry segments for the nine months ended September 30, 2002 and 2001 is as follows (in thousands):

                                   Life       Clinical       Other
                                  Science    Diagnostics   Operations

     Segment net sales     2002   $307,260     $336,344     $ 6,116
                           2001   $262,632     $302,748     $18,746


     Segment profit(loss)  2002   $ 52,333     $ 33,496     $  (993)
                           2001   $ 44,619     $ 23,362     $(4,645)

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

     Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before taxes (in thousands):


      <table>                                Three Months Ended      Nine Months Ended
      <caption>                                 September 30,         September 30,
                                             2002         2001        2002       2001

       Total segment profit                $30,034    $12,715        $84,836   $63,336

       Net corporate operating, interest
        and other income (expense) not
        allocated to segments               (1,272)     4,705            735    (2,189)
       Goodwill amortization                    --     (2,022)            --    (6,064)
       Loss on sale of assets                   --         --             --    (5,150)
       Foreign exchange losses              (2,727)    (1,536)        (5,536)   (2,385)
       Other, net                              345     (2,676)          (617)   (4,410)
                                           -------    -------        -------   -------
       Consolidated income before taxes    $26,380    $11,186        $79,418   $43,138
                                           =======    =======        =======   =======

     12.  NEW FINANCIAL ACCOUNTING STANDARDS

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections." One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. The Company adopted SFAS No. 145 as of September 1, 2002 and will follow APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary.

     In April 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that the liability for costs associated with an exit cost or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will adopt the provisions of SFAS 146 for restructuring activities after December 31, 2002.

     13.  LEGAL PROCEEDINGS

     The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the outcome of these claims, legal actions and complaints will not have a material adverse effect on the future results of operations or the financial position of the Company.

     Item 2.   Management's  Discussion and Analysis of
               Results of Operations and Financial Condition.

     The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's
     Consolidated Financial Statements for the year ended December 31,
     2001.

     The following table shows gross profit and expense items as a percentage of net sales:

     <caption>                   Three Months Ended   Nine Months Ended   Year Ended
                                     September 30,       September 30,    December 31,
                                  2002         2001     2002       2001      2001
       Net sales                 100.0%       100.0%   100.0%     100.0%     100.0%
        Cost of goods sold        42.6         43.7     42.6       44.7       44.3
                                 -----        -----    -----      -----      -----
       Gross profit               57.4         56.3     57.4       55.3       55.7

       Selling, general and
        administrative            32.6         33.8     32.1       32.3       32.4

       Product research and
        development                8.9          9.9      9.2        9.3        9.4

       Net income                  7.4%         3.8%     7.9%       4.7%       5.4%
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

                   Three Months Ended September 30, 2002
              Compared to Three Months Ended September 30, 2001

     Corporate Results - Sales, Margins and Expenses

     Net sales (sales) for the third quarter of 2002 were $224.9 million compared to $186.1 million in the third quarter of 2001, an increase of 21%. The favorable impact from a weakening U.S. dollar amounted to approximately 4% sales growth for the Company as the Euro strengthened about 10% versus the dollar. The divestiture of the Company's spectroscopy instrument product line in October 2001 lowered reported sales growth by 3.2%. The growth in the Life Science segment adjusting for the favorable impact from currency translation was 22.7%. Life Science growth is attributed to continuing demand for the Company's Bovine Spongiform Encephalopathy (BSE) or "mad cow disease" test and for the Company's proteomic and functional genomic tools. The sale of large instruments remains flat when compared to the prior year. Clinical Diagnostics growth of 17%, excluding the favorable impact from currency translation, resulted from increased demand for the Company's quality controls, autoimmune and diabetes product line offerings.

     Consolidated gross margins were 57.4% for the third quarter of 2002 compared to 56.3% for the third quarter of 2001 and 55.7% for all of 2001. The Company's gross margin benefited from an improved sales mix as consumables, which have higher gross margins than equipment, comprised a larger percentage of total sales. Additionally, the divestiture of the spectroscopy instrument product line, whose margins were considerably less than the Company's overall average, had a positive impact. Finally in Life Science the weakening US dollar improves the margin on US manufactured goods sold outside the US. Clinical Diagnostics margins benefited from the above, excluding the divestiture.

     Selling, general and administrative expense (SG&A) decreased to 32.6% of sales in the third quarter of 2002 from 33.8% of sales in the third quarter of 2001. Both Life Science and Diagnostics grew selling and marketing expenses at a rate slower than sales growth for the quarter. The long-term goal for Bio-Rad remains a consistent gradual reduction in SG&A spending as a percent of sales.

     Product research and development expense decreased slightly to 8.9% of sales compared to 9.9% in the prior-year period. The current quarter benefited from lower external R&D expenses. This spending is not reflective of any general trend only that current efforts do not require the expenditures in this period. The mix of spending changed slightly as Life Science increased the rate of spending and Diagnostics decreased its rate of spending. The Company plans to reinvest between 9% and 10% of sales in research and development to continue to introduce new and enhanced products.

     Corporate Results - Other Items

     During the third quarter of 2002, the Company repurchased in the open market $10.0 million (par value) of its Senior Subordinated debt reducing the amount outstanding to $140.0 million (par value). The debt, originally issued in February 2000, is non-callable until February 2004. The price paid includes interest to February 2004. The total amount of interest, unamortized debt issue cost and unamortized original issue discount expensed amounts to $1.6 million. This amount has been included in interest expense. Subsequent to September 30, 2002 and to date, the Company has redeemed an additional $18.2 million (par value) at an expense including interest, unamortized issue costs and unamortized discount, of approximately $3 million.

     Foreign exchange losses increased by $1.2 million compared to the prior-year period primarily as a result of losses recorded on the books of the Company's Brazilian subsidiary. The Brazilian Real declined by approximately 25% versus the dollar in the period and a like amount versus the Euro. The cost of hedging the Company's Brazilian exposure is extremely expensive and approximates the net cash charge to revalue the Brazilian subsidiaries foreign denominated payables.

     The Company's effective tax rate was 37% for the third quarter of 2002 and 2001.

                    Nine Months Ended September 30, 2002
              Compared to Nine Months Ended September 30, 2001

     Corporate Results - Sales, Margins and Expenses

     Net sales (sales) for the nine months ended 2002 were $649.7 million compared to $584.1 million for the first nine months of 2001, an increase of 11.2%. Adjusting for currency and divestitures, sales growth from new and existing products was 14.0%. Sales have increased 16.6% in Life Science on a constant currency basis. Clinical Diagnostics sales growth on a constant
     currency basis was 10.8%.   The growth in Life Science is
     attributed to the continuing demand for the Company's BSE test, consumable laboratory research products and functional genomic and proteomic products. The growth in Clinical Diagnostics was from products for quality controls, autoimmune testing and diabetes monitoring. Foreign sales for the year-to-date 2002 have been positively impacted by a U.S. dollar that is relatively weaker than in the prior-year period. The net year-to-date positive impact to total sales amounts to less than a 1% impact on sales growth.

     Consolidated gross margins were 57.4% for the year-to-date September 30, 2002 compared to 55.3% for the same period of 2001 and 55.7% for all of 2001. The increased sales of consumable laboratory products, functional genomic and proteomic products, and the BSE test have improved the overall Life Science gross margin. Clinical Diagnostics margins have increased by less than 1%.

     Selling, general and administrative expense have declined to 32.1% of sales in the first nine months of 2002 from 32.3% of sales in the first nine months of 2001. Overall, selling and marketing expense grew at a rate similar to sales growth. In part this was due to increased Life Science expenses for retaining and expanding the Life Science food testing business and opportunities in proteomics and genomics. Life Science has increased sales and customer services to support these businesses faster than sales growth in the current period. Clinical Diagnostics selling and marketing grew at a rate near sales growth. General and administrative expense grew at less than half the rate of sales growth for the Company and lowered the overall rate of growth.

     Product research and development expense increased 10% to $60.0 million or 9.2% of sales in the nine months to September 2002 compared to 9.3% of sales in the prior year. Spending increased in Life Science in absolute dollars, while Clinical Diagnostics spending remained nearly the same as in 2001. The Company plans to reinvest between 9% and 10% of sales in research and development going forward to support growth.

     Corporate Results - Other Items

     Interest expense remains virtually unchanged despite the reduction in overall borrowings. This is brought about by the early extinguishment of debt; the Senior Subordinated Notes, and the Term Loan portion of the Senior Credit Facility. Interest expense includes the following costs for retired debt; the write-off of unamortized debt issue costs, original issue discount and interest to February of 2004 on the Subordinated Notes which had a "no call" feature to this date. The subordinated debentures originally had a $150 million par value, and are due February 2007. The Term Loan was originally $100 million and called for repayment over a five year period. The loan was repaid approximately 30 months early.

     Foreign exchange losses increased compared to the prior period primarily as a result of losses recorded in the books of the Company's Brazilian subsidiary and to a lesser extent its Russian subsidiary. The Brazilian Real is extremely expensive to hedge, as local borrowing rates approach 30% per annum. The Real has declined 60% from January 1, 2002 versus the U.S. dollar. The Company plans to take several actions to lower its overall exposure but will not be able to eliminate the exposure. Foreign exchange losses also include premiums and discounts for the Company's hedging program. Other, net includes a $2.0 million non-cash pre-tax expense reflecting impairment in the Company's investment in Digilab LLC,which was booked in the first quarter of 2002.

     The Company's effective tax rate was 35% for the first nine months of 2002 compared to 37% in the first nine months of 2001. For the full year 2001, the effective rate was 32%. The rise to 35% from 32% reflects increased profitability in countries with higher tax rates, current period local tax losses which do not provide a consolidated tax benefit and the effect of proportionally less tax credits for foreign sales and research and development, when compared to taxable income.

     Financial Condition

     The Company, as of September 30, 2002, had available approximately $100 million, or 100% of its principal revolving credit agreement and $23 million under various foreign lines of credit. Cash and cash equivalents available were $39.2 million. After September 2002, the Company bought approximately $18 million (par value) of its Subordinated Debentures paying $20.9 million in cash to retire this portion of the debt.

     Consolidated accounts receivable increased by $6.9 million from December 31, 2001 to September 30, 2002. The increase is due exclusively to the strengthening of European and the Japanese currencies. On a currency neutral basis, accounts receivables have, declined in part, on better collections as average days outstanding have dropped.

     At September 30, 2002, consolidated net inventories increased by $21.5 million from December 31, 2001. Approximately one third of this increase is due to the strengthening of European and to a lesser extent the Japanese currency against the U.S. dollar. The acquisition of inventory related to the microarray product line was $3 million. The remaining increase largely represents levels necessary to meet customer demands for Life Science consumable products and for recent new product launches. Inventory for the Clinical Diagnostics controls business is characterized by long lead times and large infrequent batch production which is necessary to meet customer requirements. Bio-Rad management regularly reviews inventory valuation for excess, obsolete and slow moving products.

     Net capital expenditures totaled $31.3 million for the first nine months of 2002 compared to $32.1 million for the same period of 2001. Capital expenditures for the period include reagent rental equipment placed with Clinical Diagnostic customers who then commit to purchase the Company's diagnostic reagents for use. Other expenditures represent the Company's investment in business systems to standardize distribution software, data communication, production equipment and improvements to production facilities. The Company has begun construction of new facilities for manufacturing, laboratory and general office use. These facilities are being constructed on Company owned land in the business park where the Corporate headquarters, Life Science and Diagnostics group operations are now located. The estimated current cost of the facility is approximately $25 million and it will take approximately 15 months to complete. Through September 2002, approximately $1 million has been capitalized for the project.

     On June 28, 2002, the Company purchased for cash the microarray and robotics technologies business of Virtek Biotech Inc., a subsidiary of Virtek Vision International Inc. of Waterloo, Ontario, Canada. The purchased business had annual sales of approximately $8.3 million Canadian. Bio-Rad acquired the assets for approximately $7 million US and will include these operations in its Life Science segment. Assets purchased include amortizable patents and other intangible assets totaling $4.1 million with a weighted average amortization period of 5 years. No goodwill was recorded with respect to the purchase.

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

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk

     During the nine months ended September 30, 2002, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Item 4.   Controls and Procedures

     The Company's chief executive officer and its principal financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities during the period in which this quarterly report was being prepared.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

     PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     4.1.3     Amendment dated as of August 9, 2002 to the Credit
               Agreement dated as of September 30, 1999, among Bio-Rad Laboratories, Inc., the lenders named therein, and Bank One, N.A. as Agent.

     99.1      Certification of Chief Executive Officer

     99.2      Certificate of Principal Financial Officer

     (b)  Reports on Form 8-K

     Bio-Rad filed a current report on form 8-K with the SEC on July 10, 2002, announcing that it has selected Deloitte & Touche LLP as its independent public accountants. Prior to this selection, Arthur Andersen LLP was the Company's independent public accountants.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        BIO-RAD LABORATORIES, INC.
                                              (Registrant)



          Date: November 13, 2002  /s/ Sanford S. Wadler
                                   ----------------------------------
                                   Sanford S. Wadler, Vice President,
                                    General Counsel and Secretary



          Date: November 13, 2002  /s/ James R. Stark
                                   ----------------------------------
                                   James R. Stark, Corporate Controller

     CERTIFICATIONS

     I, David Schwartz, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bio-Rad Laboratories, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          Date:   November 13, 2002     /s/ David Schwartz
                                        ----------------------
                                        David Schwartz
                                        Chief Executive Officer

     I, James R. Stark, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bio-Rad Laboratories, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          Date:   November 13, 2002     /s/ James R. Stark
                                        --------------------------
                                        James R. Stark
                                        Corporate Controller
                                        Principal Financial Officer