Form 10-K
period 2002-12-31
BIO RAD LABORATORIES INC
filed 2003-03-26
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  _________

                                  FORM 10-K
       __
      | X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2002

                                 OR
       __
      |__| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

      Registrant's telephone number, including area code (510)724-7000

      Securities registered pursuant to Section 12(b) of the Act:

                                                                                            Market Value on
                                       Name of Each Exchange      Shares Outstanding    March 4, 2003 of Stocks
        Title of Each Class             on Which Registered          March 4, 2003        Held by Non-Affiliates
        -------------------            ---------------------      ------------------    ------------------------
        Class A Common Stock
        Par Value $0.0001 per share     American Stock Exchange         20,443,314          $596,629,362

        Class B Common Stock
        Par Value $0.0001 per share     American Stock Exchange          4,851,942          $ 20,676,246

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes X No____


                    Documents Incorporated by Reference

               Document                             Form 10-K Parts
      _________________________________________    ____________________
      (1) Annual Report to Stockholders for the
          fiscal year ended December 31, 2001
          (specified portions)                           I, II, IV
      (2) Definitive Proxy Statement to be mailed
          to stockholders in connection with the
          registrant's 2002 Annual Meeting of
          Stockholders (specified portions)                 III

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

          During 2000 and 2001, the Company sold substantially all of its analytical instruments product lines. These divestitures have allowed the Company to focus on its core segments of Life Science and Clinical Diagnostics.

          Bio-Rad manufactures and supplies the life science research, healthcare, analytical chemistry and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

          Description of Business

          Business Segments

          The Company operates in two industry segments designated as Life Science and Clinical Diagnostics. Each operates in both the United States and international markets. For a description of business and financial information on industry and geographic segments, see Note 15 on pages 27 through 29 of Exhibit 13.1, which is incorporated herein by reference.

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

          We focus on selected segments of the life science market-- proteomics, genomics and cell biology -- for which we estimate 2002 worldwide sales totaled approximately $3 billion. The primary technological applications that we supply to these segments consist of electrophoresis, image analysis, molecular detection, chromatography, gene transfer, sample preparation and amplification. The primary end-users in our sectors of the market are universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers and food testing laboratories.

          Clinical Diagnostics Segment.

          The clinical diagnostics industry encompasses a broad array of technologies incorporated into a variety of tests used to detect, identify and quantify substances in blood or other bodily fluids and tissues. The test results are used as aids for medical diagnosis, detection, evaluation, monitoring and treatment of diseases and other medical conditions. The bulk of tests are performed in vitro (literally, "in glass"), while the remainder consists of in vivo ("in the body") tests. The most common type of in vitro tests are routine chemistry tests that measure important health parameters, such as glucose, cholesterol or sodium, as part of routine blood checks. Other diagnostic tests are more specialized and require more sophisticated equipment and materials than do routine tests. These specialized tests are also lower-volume and higher-priced than routine tests. We estimate that in 2002 sales to the global clinical diagnostics industry totaled approximately $22 billion.

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

          Our customer base is broad and diversified. In 2002, no single customer accounted for more than 2% of our total net sales. Our sales are affected by certain external factors. For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding. A significant reduction of government funding would have a detrimental effect on the results of this segment.

          The Company is the leading provider of BSE (Bovine Spongiform Encephalopathy or mad cow) tests throughout the world. A large portion of the revenue for this product is from government agencies currently mandating the use of the test. Competition, pricing, changes in test standards, technology or a decrease in government demand could negatively impact the Company's future revenue from this product.

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

          Life Science Segment. Because of the breadth of its product lines, Life Science does not face the same competitor for all of its products. Competitors in this market include Amersham Biosciences, Invitrogen, Qiagen, Zeiss and Applied Biosystems. We compete primarily on meeting performance specifications.

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

          Product Research and Development

          The Company conducts extensive product research and development activities in all areas of our business, employing approximately 500 people worldwide in these activities. Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future. Our research teams are continuously developing new products and new applications for existing products. In our development and testing of new products and applications, we consult with scientific and medical professionals at universities, hospitals and medical schools, and in industry. We spent approximately $82.9 million, $76.5 million and $68.1 million on research and development activities during the years ended December 31, 2002, 2001, and 2000, respectively.

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

          Employees

          At December 31, 2002, Bio-Rad had approximately 4,600 full-time employees. Fewer than 11% of Bio-Rad's 2,200 U. S. employees are covered by a collective bargaining agreement which will expire on November 7, 2006. Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements. Bio-Rad considers its employee relations in general to be good.

          Available Information

          The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.

          The Company's website address is www.bio-rad.com. The Company makes available, free of charge through its Internet website, its Form 10-K's, 10-Q's and 8-K's, and any amendments to these forms, as soon as reasonably practicable after filing with the SEC.

          ITEM 2. PROPERTIES

          We own our Corporate headquarters located in Hercules,
          California. The principal manufacturing and research locations for each segment are as follows:
                                                 Approximate
          Segment        Location                Square Ftg.   Owned/Leased

          Life Science   Richmond, California      201,000     Owned/Leased
                         Hercules, California      114,600     Owned
                         Hemel Hempstead, England  102,000     Leased
                         Milan, Italy               50,000     Leased

          Clinical
          Diagnostics    Hercules, California      135,000     Owned/Leased
                         Irvine, California        185,900     Leased
                         Greater Seattle,
                           Washington              127,600     Owned/Leased
                         Lille, France             182,000     Owned
                         Paris, France             162,000     Leased
                         Munich, Germany            55,000     Leased
                         Nazareth-Eke, Belgium      30,000     Leased

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

          The Company is currently building additional facilities at its Northern California headquarters. Historically, adequate space to expand sales and distribution channels has been available and we have leased space as needed.

          ITEM 3.  LEGAL PROCEEDINGS

          Note 14, "Legal Proceedings," appearing on page 26 of the Exhibit
          13.1 is incorporated herein by reference.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     P A R T  II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Information Concerning Common Stock

          The Company's Class A and Class B Common Stock are listed on the American Stock Exchange with the symbols BIO and BIO.B, respectively. The following sets forth, for the periods indicated, the high and low prices for the Company's Class A and Class B Common Stock.

                                       Class A              Class B
                                    High      Low        High      Low
               2002
          Fourth Quarter           45.90     36.25      44.35     37.00
          Third Quarter            45.99     34.90      45.00     36.00
          Second Quarter           51.00     36.30      50.25     38.50
          First Quarter            38.00     27.45      37.50     27.50

               2001
          Fourth Quarter           33.00     22.85      32.50     22.50
          Third Quarter            28.88     21.00      27.00     22.50
          Second Quarter           25.65     17.05      24.75     19.75
          First Quarter            21.00     14.88      20.25     15.00


          On March 4, 2003 the Company had 1,133 holders of record of Class A Common Stock and 218 holders of record of Class B Common Stock. Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.


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

          33 through 41 of Exhibit 13.1 is incorporated herein by reference.

          ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK

          The section headed "Financial Risk Management" appearing on pages 40-41 of Exhibit 13.1 is incorporated herein by reference.


          ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements and Notes thereto and the Reports of Independent Public Accountants appearing on pages 2 through 32 of Exhibit 13.1 are incorporated herein by reference.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company filed a current report on Form 8-K with the SEC on July 10, 2002 noting a change in independent public accountants.


                                       PART III


          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive Proxy Statement mailed to stockholders in connection with the 2003 Annual Meeting of Stockholders ("the 2003 Proxy Statement") are incorporated herein by reference.


          ITEM 11.  EXECUTIVE COMPENSATION

          The sections labeled "Executive Compensation and Other
          Information," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors" and "Stock Performance Graph" of the 2003 Proxy Statement are incorporated herein by reference.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

          The section labeled "Principal and Management Stockholders" of the 2003 Proxy Statement is incorporated herein by reference.

                                  (a)                    (b)                    (c)
                                Number of                             Number of securities
                               securities                            remaining available
                               to be issued       Weighted-average     for future issuance
                              upon exercise        exercise price         under equity
                              of outstanding        of outstanding     compensation plans
                          options, warrants    options, warrants  (excluding securities
            Plan Category       and rights            and rights     reflected in column(a))
            Equity compensation
             plans approved by    <c>              <c>                      <c>
             security holders (1)  1,591,832        $     15.84              1,472,880 (2)

            Equity compensation
             plans not approved
             by stockholders               -                  -                      -
                                   ---------          ---------              ---------
            Total                  1,591,832        $     15.84              1,472,880
                                   =========          =========              =========

            (1) Consists of the Bio-Rad Laboratories, Inc. 1994 Stock Option
              Plan and the Bio-Rad Laboratories, Inc. Employee Stock Purchase Plan.

            (2)  Consists of 1,132,327 shares available for issuance under the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan and 340,553 shares available for issuance under the Bio-Rad Laboratories, Inc. Employee Stock Purchase Plan.


          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The section labeled "Certain Relationships and Related Party Transactions" and "Compensation of Directors" of the 2003 Proxy Statement is incorporated herein by reference.

          ITEM 14.  CONTROLS AND PROCEDURES

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                   P A R T  IV

        ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

        (a) 1. Index to Financial Statements

               The following Consolidated Financial Statements are included in Exhibit 13.1 and are incorporated herein by reference pursuant to Item 8:
                                                               Page in
                                                           Exhibit 13.1
               Consolidated Balance Sheets
               at December 31, 2002 and 2001                      2-3

               Consolidated Statements of Income
               for each of the three years in the
               period ended December 31, 2002                       4

               Consolidated Statements of Cash Flows
               for each of the three years in the period
               ended December 31, 2002                              5

               Consolidated Statements of Changes in
               Stockholders' Equity for each of the three
               years in the period ended December 31, 2002          6

               Notes to Consolidated Financial Statements        7-29

               Independent Auditors' Report                     30-31
               Report of Independent Public Accountants            32

            2. Index to Financial Statement Schedule
                                                              Page in
                                                             Form 10-K
               Schedule II Valuation and Qualifying Accounts       11
               Independent Auditors' Report on
                 Supplemental Schedule                             12
               Report of Independent Public Accountants
                 on Schedule II                                    13

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

        (b)  Reports on Form 8-K

               Bio-Rad filed a current report on Form 8-K with the SEC on December 23, 2002, announcing executive management transition plans.


                                BIO-RAD LABORATORIES, INC,.
                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       Years Ended December 31, 2002, 2001 and 2000
                                      (In thousands)


          Reserve for doubtful accounts receivable


                                  Additions
                      Balance at  Charged to                           Balance
                      Beginning   Costs and                            at End
                       of Year     Expenses    Deductions    Other     of Year
          2002 . . .   $11,509      $2,857      $(2,244)        --     $12,122
                        ======      ======       ======      ======     ======
          2001 . . .   $10,255      $5,200      $(3,946)        --     $11,509
                        ======      ======       ======      ======     ======
          2000 . . .   $ 9,582      $4,298      $(3,625)        --     $10,255
                        ======      ======       ======      ======     ======
          Valuation allowance for deferred tax assets

                                               Deductions
                       Balance at              Charged to              Balance
                       Beginning               Costs and               at End
                        of Year    Additions    Expenses     Other(A)  of Year

          2002 . . . . $17,302      $1,241      $(2,342)    $(3,334)   $12,867
                        ======      ======       ======      ======     ======
          2001 . . . . $20,620      $4,959      $(2,793)    $(5,484)   $17,302
                        ======      ======       ======      ======     ======
          2000 . . . . $24,131      $3,600      $(3,431)    $(3,680)   $20,620
                        ======      ======       ======      ======     ======

          (A) Valuation arising from the acquisition of PSD.


          INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE

          To the Board of Directors and Shareholders of Bio-Rad Laboratories, Inc.

          We have audited the consolidated financial statements of Bio-Rad Laboratories, Inc. and subsidiaries (the "Company") as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 5, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the application of procedures relating to certain disclosures of consolidated financial statement amounts related to the 2001 and 2000 consolidated financial statements that were audited by other auditors who have ceased operations); such consolidated financial statements and report are included in the Company's 2002 Annual Report to the Shareholders and are incorporated herein by reference. Our audit also included the 2002 consolidated financial statement schedule of the Company, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the consolidated 2002 financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial statement schedules for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated February 4, 2002, (February 6, 2002, as to a subsequent event), that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole (prior to the disclosures referred to above), presented fairly in all material respects the information set forth therein.


          /s/  DELOITTE & TOUCHE LLP


          San Francisco, California
          February 5, 2003

          This report is a copy of the previously issued report covering 2001, 2000, and 1999. The predecessor auditors have not reissued their report.


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

                                              Date:   March 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Principal Executive Officer:

       /s/ Norman Schwartz         President and Director    March 26, 2003
         (Norman Schwartz)

     Principal Financial Officer:
                                    Vice President,
       /s/ Christine A. Tsingos     Chief Financial Officer  March 26, 2003
          (Christine Tsingos)

     Principal Accounting Officer:

       /s/  James R. Stark         Corporate Controller      March 26, 2003
          (James R. Stark)

     Other Directors:

       /s/  James J. Bennett       Director                  March 26, 2003
          (James J. Bennett)

       /s/  Albert J. Hillman      Director                  March 26, 2003
          (Albert J. Hillman)

       /s/  Ruediger A. Naumann    Director                  March 26, 2003
          (Ruediger A. Naumann)

       /s/  Philip L. Padou        Director                  March 26, 2003
          (Philip L. Padou)

       /s/  Alice N. Schwartz      Director                  March 26, 2003
          (Alice N. Schwartz)

       /s/  David Schwartz         Director                  March 26, 2003
          (David Schwartz)

          CERTIFICATIONS

          I, Norman Schwartz, certify that:

          1. I have reviewed this annual report on Form 10-K of Bio-Rad Laboratories, Inc.

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



               Date:   March 26, 2003   /s/ Norman Schwartz
                                        -----------------------------------
                                        Norman Schwartz
                                        Chief Executive Officer

          CERTIFICATIONS

          I, Christine A. Tsingos, certify that:

          1. I have reviewed this annual report on Form 10-K of Bio-Rad Laboratories, Inc.

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present, in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

               6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



               Date:   March 26, 2003   /s/ Christine A. Tsingos
                                        -----------------------------------
                                        Christine A. Tsingos
                                        Vice President,
                                        Chief Financial Officer

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

          The following documents are filed as part of this report:

          Exhibit No.

          3.1       Restated Certificate of Incorporation, as of
                    February 8, 2002. (1)

          3.2       Bylaws of the Registrant, as amended February 19,
                    1980. (2)

          4.1 Credit Agreement dated as of September 30, 1999 among Bio-Rad Laboratories, Inc., the lenders named therein, Bank One, N.A., as Administrative Agent, ABN Amro Bank N.V. as Syndication Agent and Union Bank of California, N.A. as Documentation Agent. (3)

          4.1.1 Amendment dated as of January 31, 2000, to the Credit Agreement dated as of September 30, 1999, by and among Bio-Rad Laboratories, Inc. the lenders named therein, and Bank One, N.A. as Agent. (4)

          4.1.2 Amendment dated as of June 21, 2000 to the Credit Agreement dated as of September 30, 1999, among Bio-Rad Laboratories, Inc., the lenders named therein, Banc One, N.A. as Administrative Agent, ABN AMRO Bank N.V. as Syndication Agent, and Union Bank of California, N.A. as Documentation Agent. (6)

          4.1.3 Amendment dated as of August 9, 2003 to the Credit Agreement dated as of September 30, 1999, by and among Bio-Rad Laboratories, Inc., the Lenders named therein, and Bank One, N.A. as Agent. (5)

          4.1.4 Amendment dated as of February 12, 2003 to the Credit Agreement dated as of September 30, 1999 by and among Bio-Rad Laboratories, Inc., the Lenders names therein and Bank One, N.A. as Agent.

          4.2 Senior Subordinated Credit Agreement dated as of September 30, 1999 among Bio-Rad Laboratories, Inc., the lenders named therein and Bank One Capital Markets, Inc., as Agent. (3)

          4.4 Senior Subordinated Credit Agreement dated as of January 31, 2000 among Bio-Rad Laboratories, Inc., the lenders named therein and UBS AG, Stamford Branch, as Agent. (4)

          4.5 The Indenture dated as of February 17, 2000 for 11.625% Senior Subordinated Notes due 2007 among Bio-Rad Laboratories, Inc., as Issuer, and Norwest Bank Minnesota, N.A., as Trustee. (4)

          4.6 The Registration Rights Agreement dated as of February 17, 2000 by and among Bio-Rad Laboratories, Inc. and Warburg Dillon Reed LLC and ABN AMRO Incorporated. (4)

          10.4      1994 Stock Option Plan. (7)

          10.4.1 Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 28, 1998. (8)

          10.4.2 Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated December 6, 1999. (8)

          10.4.3 Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated September 19, 2000. (8)

          10.5      Amended and Restated 1988 Employee Stock Purchase Plan.
                    (9)

          10.6 Employees' Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (11)

          10.10 Non-competition and employment continuation agreement with James J. Bennett. (11)

          10.12     Split Dollar Life Insurance Agreement dated
                    September 17, 1999 between the Schwartz Irrevocable Descendants Trust and Bio-Rad Laboratories, Inc. (4)

          13.1 Excerpt from Annual Report to Stockholders' for the fiscal year ended December 31, 2002, (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

          21.1      Listing of Subsidiaries.


          23.1      Consent of Independent Public Accountants.

          99.1      Certification of Chief Executive Officer.

          99.2      Certification of Chief Financial Officer
          ______________________________________________________________


          (1) Incorporated by reference from Exhibits to the Company's Form 10-K filing for the fiscal year ended December 31, 2001, dated March 28, 2002.

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

          (3) Incorporated by reference from Exhibits to the Company's Form 8-K dated October 1, 1999.

          (4) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended

                    December 31, 1999, dated March 28, 2000.

          (5) Incorporated by reference from Exhibits to the Company's September 30, 2002, Form 10-Q filing dated November 13, 2002.

          (6) Incorporated by reference from Exhibits to the Company's June 30, 2000, Form 10-Q filing dated August 14, 2000.

          (7) Incorporated by reference from the Exhibits to the Company's Form S-8 filing, dated April 28, 1994.

          (8) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended December 31, 2000, dated March 28, 2001.

          (9) Incorporated by reference from the Exhibits to the Company's September 30, 1998, Form 10-Q filing dated November 10, 1998.

          (10) Incorporated by reference from the Exhibits to the Company's September 30, 1997, Form 10-Q filing dated November 13, 1997.

          (11) Incorporated by reference from the Exhibits to the Company's Form 10-K filing for the fiscal year ended December 31, 1996, dated March 26, 1997.