Form 10-Q
period 2003-03-31
BIO RAD LABORATORIES INC
filed 2003-05-13
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2003

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

   Indicate by check mark whether the registrant is an accelerated filer (as
   definedinRule12b-2oftheExchangeAct).  Yes    X    No_____

   Indicate the number of shares outstanding of each of the issuer's classes of commonstock ,as of the latest practicable date--
                                                   SharesOutstanding
        Title of each Class                        at April 30, 2003

        Class A Common Stock,
         Par Value $0.0001 per share                   20,507,713

        Class B Common Stock,
         Par Value $0.0001 per share                    4,850,342

            PART I - FINANCIAL INFORMATION

            Item 1.  Financial Statements.




                          BIO-RAD LABORATORIES, INC.

                   Condensed Consolidated Statements of Income
                     (In thousands, except per share data)
                                  (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                       2003            2002


   NET SALES . . . . . . . . . . . . . . . . . .     $245,969        $210,182

   Cost of goods sold  . . . . . . . . . . . . .      103,256          88,842
                                                      -------         -------
   GROSS PROFIT  . . . . . . . . . . . . . . . .      142,713         121,340

   Selling, general and administrative expense .       77,159          65,736

   Product research and development expense  . .       21,388          20,241

   Interest expense  . . . . . . . . . . . . . .        4,651           5,554

   Foreign exchange losses . . . . . . . . . . .          769             750

   Other (income) and expense, net . . . . . . .         (604)          1,451
                                                      -------         -------
   INCOME BEFORE TAXES . . . . . . . . . . . . .       39,350          27,608

   Provision for income taxes  . . . . . . . . .      (12,986)         (8,835)
                                                      -------         -------
   NET INCOME  . . . . . . . . . . . . . . . . .     $ 26,364        $ 18,773
                                                     ========        ========

   Basic earnings per share:
        Net income . . . . . . . . . . . . . . .        $1.04           $0.75
                                                     ========        ========
        Weighted average common shares . . . . .       25,284          24,930
                                                     ========        ========
   Diluted earnings per share:
        Net income . . . . . . . . . . . . . . .        $1.01           $0.73
                                                     ========        ========
        Weighted average common shares                 26,057          25,789
                                                     ========        ========




            The accompanying notes are an integral part of these statements.

                               BIO-RAD LABORATORIES, INC.
                          Condensed Consolidated Balance Sheets
                            (In thousands, except share data)
                                       (Unaudited)

                                                                 March 31,     December 31,
                                                                    2003           2002
   ASSETS:
   Cash and cash equivalents  . . . . . . . . . . . . . .        $ 25,223       $ 27,733

   Accounts receivable, net . . . . . . . . . . . . . . .         213,955        212,282
   Inventories, net . . . . . . . . . . . . . . . . . . .         172,917        166,372

   Prepaid expenses, taxes and other current assets . . .          61,710         59,409
                                                                  -------        -------
      Total current assets  . . . . . . . . . . . . . . .         473,805        465,796

   Net property, plant and equipment  . . . . . . . . . .         144,633        142,235
   Goodwill, net  . . . . . . . . . . . . . . . . . . . .          69,519         69,519

   Other assets . . . . . . . . . . . . . . . . . . . . .          51,440         43,153
                                                                  -------        -------
        Total assets  . . . . . . . . . . . . . . . . . .        $739,397       $720,703
                                                                 ========       ========
   LIABILITIES AND STOCKHOLDERS' EQUITY:

   Accounts payable . . . . . . . . . . . . . . . . . . .        $ 79,001       $ 75,233
   Accrued payroll and employee benefits  . . . . . . . .          62,127         72,213

   Notes payable and current maturities of long-term debt          11,146          7,486
   Sales, income and other taxes payable  . . . . . . . .          18,870         17,019

   Other current liabilities  . . . . . . . . . . . . . .          46,047         50,058
                                                                  -------        -------
      Total current liabilities . . . . . . . . . . . . .         217,191        222,009

   Long-term debt, net of current maturities  . . . . . .          98,862        105,768
   Deferred tax liabilities . . . . . . . . . . . . . . .           9,339          9,839
                                                                  -------        -------
      Total liabilities . . . . . . . . . . . . . . . . .         325,392        337,616
                                                                  -------        -------
   STOCKHOLDERS' EQUITY:

   Preferred stock, $0.0001 par value, 7,500,000 shares
     authorized; none outstanding . . . . . . . . . . . .              --             --
   Class A common stock, $0.0001 par value, 50,000,000 shares authorized; outstanding - 20,468,991 at March 31, 2003
     and 20,402,462 at December 31, 2002 . . . . . . . . .              2              2

   Class B common stock, $0.0001 par value, 20,000,000 shares authorized; outstanding - 4,850,942 at March 31, 2003
     and 4,846,942 at December 31, 2002 . . . . . . . . .               1              1
   Additional paid-in capital . . . . . . . . . . . . . .          37,383         36,141

   Class A treasury stock, zero shares at March 31, 2003
     and zero shares at December 31, 2002 at cost . . . .              --             --
   Retained earnings  . . . . . . . . . . . . . . . . . .         371,205        344,841

   Accumulated other comprehensive income:
     Currency translation and other . . . . . . . . . . .           5,414          2,102
                                                                  -------        -------
      Total stockholders' equity  . . . . . . . . . . . .         414,005        383,087
                                                                  -------        -------
         Total liabilities and stockholders' equity . . .        $739,397       $720,703
                                                                 ========       ========



      The accompanying notes are an integral part of these statements.

                                   BIO-RAD LABORATORIES, INC.
                         Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                           (Unaudited)

                                                                          Three  Months Ended
                                                                               March 31,
                                                                           2003         2002
   Cash flows from operating activities:                                <c>         <c>
        Cash received from customers . . . . . . . . . . . . . .        $250,079    $206,711

        Cash paid to suppliers and employees . . . . . . . . . .        (207,392)   (174,479)
        Interest paid. . . . . . . . . . . . . . . . . . . . . .          (8,529)     (9,785)

        Income tax payments  . . . . . . . . . . . . . . . . . .         (12,537)     (4,797)
        Miscellaneous receipts . . . . . . . . . . . . . . . . .              99         486
                                                                         -------     -------
        Net cash provided by operating activities  . . . . . . .          21,720      18,136
   Cash flows from investing activities:

        Capital expenditures, net. . . . . . . . . . . . . . . .         (10,981)     (8,443)
        Payments for acquisitions. . . . . . . . . . . . . . . .          (5,957)         --

        Net purchases of marketable securities and investments .          (1,049)       (238)
        Foreign currency hedges, net . . . . . . . . . . . . . .          (2,741)         97
                                                                         -------     -------
        Net cash used in investing activities. . . . . . . . . .         (20,728)     (8,584)
   Cash flows from financing activities:

         Net borrowings under line-of-credit arrangements. . . .           3,381       4,071
         Long-term borrowings. . . . . . . . . . . . . . . . . .           6,000      22,500

         Payments on long-term debt. . . . . . . . . . . . . . .         (13,035)    (40,774)
         Proceeds from issuance of common stock. . . . . . . . .           1,242         660

         Treasury stock activity, net. . . . . . . . . . . . . .              --       1,541
                                                                         -------     -------
         Net cash used in financing activities . . . . . . . . .          (2,412)    (12,002)

   Effect of exchange rate changes on cash . . . . . . . . . . .          (1,090)        267
                                                                         -------     -------
   Net decrease in cash and cash equivalents . . . . . . . . . .          (2,510)     (2,183)

   Cash and cash equivalents at beginning of period. . . . . . .          27,733      47,129
                                                                         -------     -------
   Cash and cash equivalents at end of period. . . . . . . . . .        $ 25,223    $ 44,946
                                                                        ========    ========

   Reconciliation of net income to net cash provided by operating activities:

     Net income  . . . . . . . . . . . . . . . . . . . . . . . .        $ 26,364    $ 18,773
     Adjustments to reconcile net income to net cash

       provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . . .           9,896       8,817

          Decrease (increase) in accounts receivable . . . . . .           2,036      (2,099)
          Increase in inventories  . . . . . . . . . . . . . . .          (4,398)     (2,609)

          Decrease (increase) in other current assets. . . . . .           9,120      (2,792)
          Decrease in accounts payable and other

            current liabilities. . . . . . . . . . . . . . . . .         (12,309)     (9,454)


          Increase (decrease) in income taxes payable. . . . . .         (11,485)      5,211
          Other. . . . . . . . . . . . . . . . . . . . . . . . .           2,496       2,289
                                                                         -------     -------
   Net cash provided by operating activities . . . . . . . . . .        $ 21,720    $ 18,136
                                                                        ========    ========

   The accompanying notes are an integral part of these statements.

                       BIO-RAD LABORATORIES, INC.

          Notes to Condensed Consolidated Financial Statements
                              (Unaudited)


   1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented. All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 2002.


   2. INVENTORIES

   The principal components of inventories are as follows (in millions):

                                          March 31,     December 31,
                                            2003           2002

   Raw materials                          $ 39.6         $ 40.6
   Work in process                          37.4           30.8
   Finished goods                           95.9           95.0
                                          ------         ------
                                          $172.9         $166.4
                                          ======         ======

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and equipment are as follows (in millions):
                                          March 31,     December 31,
                                            2003           2002

   Land and improvements                  $  9.6         $  9.6
   Buildings and leasehold
     improvements                           82.6           80.5
   Equipment                               250.8          239.4
                                          ------         ------
                                           343.0          329.5
   Accumulated depreciation               (198.4)        (187.3)
                                          ------         ------
   Net property, plant and equipment      $144.6         $142.2
                                          ======         ======

   4.   GOODWILL

   The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, which provides that goodwill is no longer subject to amortization over its useful life. Goodwill is subject to an annual assessment for impairment applying a fair-value based test. No goodwill was recorded or impaired during the three months ended March 31, 2003.


   5.   ACQUISITIONS

   On March 31, 2003, the Company purchased for cash the chromatography column manufacturing business of Verdot Industrie (Verdot) of Riom, France. Bio-Rad acquired the outstanding shares of Verdot for approximately $6 million and will include these operations in its Life Science segment.

   6.   PRODUCT WARRANTY LIABILITY

   The Company warrants certain equipment against defects in design, materials and workmanship, generally for one year. Upon shipment of that equipment, the Company establishes, as part of cost of goods sold, a provision for the expected cost of such warranty.

   Components of the product warranty liability included in Other current liabilities, were as follows (in millions):

        January 1, 2003               $ 7.1
          Provision for warranty        3.0
          Actual warranty costs        (2.4)
                                       ----
        March 31, 2003                $ 7.7
                                       ====
   7.   LONG-TERM DEBT

   During the first quarter of 2003 the Company repurchased in the open market $6.7 million (par value) of its Senior Subordinated Notes due in 2007. The price paid includes interest to February 2004. The total amount of interest, unamortized debt issue cost and unamortized original issue discount recognized as a result of the repurchase was $1.0 million and has been included in interest expense.

   8.   EARNINGS PER SHARE

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

   Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 773,000 and 859,000 shares, for the three month periods ended
   March 31, 2003 and 2002, respectively.

   Options to purchase 50,000 shares of common stock were outstanding for the three month period ended March 31, 2003 but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. There were no anti-dilutive shares for the three month period ended March 31, 2002.


   9.   STOCK OPTIONS AND PURCHASE PLANS

   Stock Option Plans

   The Company maintains incentive and non-qualified stock option plans for officers and certain other key employees. No options have been issued to non-employees.

   In March of 2003, stockholders approved the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (the Plan). The Plan authorizes the grant to employees of incentive stock options and non-qualified stock options. A total of 1,675,000 shares have been reserved for issuance and may be of either Class A or Class B Common Stock. No options have been granted from this plan during the first quarter of 2003.

   The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

   Had compensation cost for stock option grants been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have been as follows (in millions, except per share data):
                                                Three Months Ended
                                                     March 31,
                                                 2003         2002

   Net income, as reported                      $26.4        $18.8
   Deduct: Total stock-based employee
    compensation expense determined under
    fair value methods for all awards,
    net of related tax effects                    0.6          0.2
                                                 ----         ----
   Pro forma net income                         $25.8        $18.6
                                                 ====         ====
   Earnings per share:
      Basic-as reported                         $1.04        $0.75
      Basic-pro forma                           $1.02        $0.75

      Diluted-as reported                       $1.01        $0.73
      Diluted-pro forma                         $0.99        $0.72

   Employee Stock Purchase Plan

   The Company has an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of the Company's Class A common stock. The employees purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter. No compensation expense is recorded in connection with the plan. The Company has authorized the sale of 1,890,000 shares of common stock under the plan.

   The Company sold 18,641 shares for $0.6 million and 20,050 shares for $0.4 million under the plan to employees for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003, 321,912 shares remain authorized under the plan.

   The fair value of the employees' purchase rights since 1995 was estimated using the Black-Scholes model with the following assumptions for the three month periods ended March 31, 2003 and 2002 respectively: no dividend yield for all periods; an expected life of three months for all periods; expected volatility of 37% and 34%; and risk-free interest rates of 1.01% and 1.68%. The weighted average fair value of those purchase rights granted during the three months ended March 31, 2003 and 2002 was $7.99 and $6.46, respectively.


   10.  FOREIGN EXCHANGE LOSSES

   Foreign exchange losses include premiums and discounts on forward foreign exchange contracts and mark-to-market adjustments on foreign exchange contracts.

   11.  OTHER INCOME AND EXPENSE

   Other (income) and expense, net includes the following components (in millions):

                                               Three Months Ended
                                                     March 31,
                                                 2003         2002

   Write-down of investment in affiliates     $   --        $  2.0
   Other                                        (0.6)         (0.5)
                                               ------       ------
   Total Other (income) and expense, net      $ (0.6)       $  1.5
                                               ======       ======

   In the first quarter of 2002, the Company recorded a $2.0 million non-cash pre-tax charge reflecting the write-down of the Company's investment in Digilab, LLC. This reduced the investment value to zero.

   12.  COMPREHENSIVE INCOME

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

   The components of the Company's total comprehensive income were (in millions):
                                            Three Months Ended
                                                 March 31,
                                             2003         2002

   Net Income                               $26.4        $18.8

   Currency translation adjustments           3.3         (0.1)
   Net unrealized holding gains                --          0.2
                                            -----        -----
   Total comprehensive income               $29.7        $18.9
                                            =====        =====

   13.  SEGMENT INFORMATION

   Information regarding industry segments for the three months ended March 31, 2003 and 2002 is as follows (in millions):

                                  Life      Clinical       Other
                                Science    Diagnostics   Operations

   Segment net sales     2003   $117.5      $126.1        $ 2.4
                         2002   $100.5      $107.9        $ 1.8


   Segment profit(loss)  2003    $21.6      $ 18.8        $ 0.3
                         2002    $19.2      $ 10.8        $(0.3)


   Segment results are presented in the same manner as the Company presents its operations internally to make operating decisions and assess performance. Net corporate operating income (expense) consists of receipts and expenditures that are not the primary responsibility of segment operating management.

   Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before taxes (in millions):
                                            Three Months Ended
                                                 March 31,
                                             2003        2002

   Total segment profit                     $40.7       $29.7
   Foreign exchange losses                   (0.8)       (0.8)
   Net corporate operating, interest
    and other expense not allocated
    to segments                              (1.1)        0.2
   Other income and (expense), net            0.6        (1.5)
                                            -----       -----
   Consolidated income before taxes         $39.4       $27.6
                                            =====       =====

   14.  LEGAL PROCEEDINGS

   The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. The Company does not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on its results of operations, financial position or liquidity. However, the Company cannot give any assurance regarding the ultimate outcome of these lawsuits and their resolution could be material to the Company's operating results for any particular period, depending upon the level of income for the period.


   15.  NEW FINANCIAL ACCOUNTING STANDARDS

   In April 2002, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. The Company adopted SFAS No. 145 as of January 1, 2002 and will follow APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. As a result of adoption, the expenses incurred in the repurchase of outstanding debt on the open market has been included in interest expense. No other impact from adoption was recognized.

   SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002 and addresses accounting for restructuring and similar costs. SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS 146 did not have any impact on the condensed consolidated financial statements of the Company.

   On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This statement provides alternative methods of transition for companies who voluntarily change to the fair value-based method of accounting for stock-based employee compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements as required by the statement.

   The Company continues to account for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," elected under SFAS No. 123, as amended. As a result, the adoption of SFAS No. 148 did not have any impact on the condensed consolidated financial statements of the Company (see Note 9).

   Item 2.   Management's  Discussion and Analysis of
             Results of Operations and Financial Condition.

   This discussion should be read in conjunction with the information contained both in this report and in the Company's Consolidated Financial Statements for the year ended December 31, 2002.

   The following table shows operating income and expense items as a percentage of net sales:
                                Three Months Ended   Year Ended
                                     March 31,      December 31,
                                  2003      2002        2002

   Net sales                     100.0%    100.0%       100.0%
    Cost of goods sold            42.0      42.3         42.9
                                 -----     -----        -----
   Gross profit                   58.0      57.7         57.1

   Selling, general and
    administrative                31.4      31.3         32.4

   Product research and
    development                    8.7       9.6          9.3

   Net income                     10.7       8.9          7.6
                                 =====     =====        =====

   Critical Accounting Policies

   As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, the Company has identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, and valuation of inventories as the accounting policies critical to the operations of the Company. For a full discussion of these policies, please refer to the Form 10-K.

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

             Three Months Ended March 31, 2003 Compared to
                   Three Months Ended March 31, 2002

   Corporate Results - Sales, Margins and Expenses

   Net sales (sales) in the first quarter of 2003 rose 17% to 246.0 million from $210.2 million the first quarter of 2002. The positive impact to sales from a weakening US dollar represented $21.9 million of the $35.8 million increase in sales. The Life Science and Clinical Diagnostics segments each grew by 16.9% achieving sales of $117.5 million and $126.1 million, respectively. The positive impact from a weakening US dollar represented $11.3 million of Life Science's total sales growth and $10.5 million of the Clinical Diagnostics sales growth. The contributors to organic growth in Life Science were the process chromatography, food safety and DNA amplification product lines. Clinical Diagnostics sales growth was generated in several areas including quality controls, blood virus screening, autoimmune testing and diabetes monitoring.

   Consolidated gross margins were 58.0% for the first quarter of 2003 compared to 57.7% for the first quarter of 2002 and 57.1% for all of 2002. The gross margin in Life Science declined slightly. The gross margin decline is attributable to several factors without any single one indicating a change in trends. Included are food safety product average pricing, factory utilization versus planned levels and sales mix. This decline was offset by increased gross margins in Clinical Diagnostics. Clinical Diagnostics gross margin improved primarily due to US sourced products sold into foreign markets, above average royalty and license revenue, and improved factory utilization from higher sales and production.

   Selling, general and administrative expense (SG&A) represented 31.4% of sales for the first quarter of 2003 compared to 31.3% of sales in the prior period. Both Life Science and Clinical Diagnostics increased spending in absolute dollars with Life Science growing SG&A at a rate higher than sales growth and Clinical Diagnostics at a rate lower than sales growth. Life Science spending has been for personnel, advertising, facilities and new product marketing. Although the Company is making an investment in SG&A infrastructure in 2003, a longer term goal for management remains a gradual reduction in SG&A spending as a percent of sales.

   Product research and development expense increased 5.7% to $21.4 million in the first quarter of 2003 as compared to the first quarter of 2002. Life Science and Clinical Diagnostics each increased their research and development expenditures in line with development plans in the area of proteomics, process chromatography, food safety, new diagnostic tests and expanded quality control systems.

   Corporate Results - Other Items

   Interest expense decreased from the prior year largely as a result of debt reductions that occurred throughout 2002.
   Included in the first quarter of 2003 is $1.0 million of costs to repurchase $6.7 million of the Company's outstanding subordinated debt. No equivalent amount was included in the first quarter of 2002. Other (income) expense, net in the first quarter of 2003 is mainly interest income compared with a $2.0 million non-cash pre-tax expense for the impairment of an investment and interest income in the first quarter of 2002.

   Exchange gains and losses consist of the premiums and discounts on forward foreign exchange contracts used to hedge against future movements in intercompany accounts receivable and accounts payable, and the revaluation of intercompany accounts receivable and payable where the cost of hedging is prohibitive or a cost effective market does not exist. Gains and losses remained virtually unchanged for the first quarter of 2003 and 2002.

   The Company's effective tax rate was 33% and 32% for the periods March 31, 2003 and 2002, respectively. The rate rose as tax credits represented a smaller percentage of total taxable income.

   Financial Condition

   The Company, as of March 31, 2003, had available approximately $100.0 million under its principal revolving credit agreement and $20.4 million under various foreign lines of credit. Cash and cash equivalents available were $25.2 million. Management believes that this availability, together with cash flow from operations, will be adequate to meet the Company's current objectives for operations, research and development and investment in facilities, equipment and systems.

   Net cash provided by operations was $21.7 million and $18.1 million for the first quarter of 2003 and 2002, respectively. During the current quarter the Company purchased in the open market and retired $6.7 million of its Senior Subordinated Notes due in 2007. The Company will assess the opportunity to retire the remaining outstanding principle balance as the notes become available.

   At March 31, 2003, consolidated net receivables increased by $1.7 million from December 31, 2002. This increase reflects the increased value of foreign receivables as the US dollar continued to weaken from year-end 2002. On a constant currency basis, receivables actually fell as they are represented by lower cost disposables and apparatus products and less equipment which generally is characterized by longer collection periods and conditions precedent to payment.

   At March 31, 2003, consolidated net inventories increased by $6.5 million. A third of the increase is attributable to the appreciation of inventory denominated in foreign currency. The remaining inventory increase is largely attributable to Clinical Diagnostics and in particular the Quality Controls product line which is characterized by long lead times and infrequent batch production necessary to meet customer specifications.

   Net capital expenditures totaled $11.0 million for the first three months of 2003 compared to 8.4 million for the same period of 2002. Capital expenditures for the quarter include reagent rental equipment placed with Clinical Diagnostics customers who then commit to purchase the Company's diagnostic reagents. The remaining expenditures represent additions to production equipment, investment in data communication and business systems and expanded facilities. The most notable new facility is the manufacturing, laboratory and general office space being constructed on Company-owned land in Hercules, California. The estimated cost of this new 166,000 square foot facility is $25 million and is scheduled for occupancy early the first quarter of 2004. As of March 31, 2003 approximately $3.5 million has been capitalized on the project.


   Item 3.   Quantitative and Qualitative Disclosures
             About Market Risk

   During the three months ended March 31, 2003, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended
   December 31, 2002.

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


   PART II.  OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote of Security Holders.

   At the Company's annual meeting of stockholders on April 29, 2003, the following individuals were reelected to the Board of
   Directors:

                              Class of
                            Common Stock        Votes           Votes
                            Elected From         For           Withheld

   James J. Bennett           Class B          4,719,778           302
   Albert J. Hillman          Class A         14,116,250     4,393,245
   Ruediger Naumann-Etienne   Class B          4,719,778           262
   Philip L. Padou            Class A         18,152,935       356,560
   Alice N. Schwartz          Class B          4,719,778           302
   David Schwartz             Class B          4,719,778           302
   Norman Schwartz            Class B          4,719,778           262




   The following proposals were approved at the Company's annual meeting:

                            Votes       Votes                     Broker
                             For       Against    Abstentions    Non-Votes

   Ratification of
     Deloitte & Touche LLP
     as the Company's
     independent auditors  6,544,032    10,378       16,619            --
   2003 Stock Option
     Plan of Bio-Rad
     Laboratories, Inc.    5,620,036   103,214       68,024       779,756


   The foregoing matters are described in detail on pages 5, 6, 17, 18, 19 and 20 of the Company's definitive Proxy Statement dated April 3, 2003, filed with the Securities and Exchange Commission and incorporated herein by reference.

   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.
   10.7      2003 Stock Option Plan
   22.1      Proxy Statement dated April 3, 2003, pages 5, 6, 17,
             18, 19 and 20 (definitive form filed March 27, 2003, and incorporated by reference).
   99.1      Certification of Chief Executive Officer
   99.2      Certification of Chief Financial Officer

   (b)  Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended
   March 31, 2003.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                 BIO-RAD LABORATORIES, INC.
                                       (Registrant)



   Date:  May 13, 2003      /s/ Chrstine A. Tsingos
                            Christine A. Tsingos, Vice President
                            Chief Financial Officer



   Date:  May 13, 2003      /s/ James R. Stark
                            James R. Stark, Corporate Controller

   CERTIFICATION

   I, Norman Schwartz, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Bio-Rad Laboratories, Inc.;

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

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



        Date:   May 13, 2003
                                 /s/ Norman Schwartz
                                 Norman Schwartz
                                 Chief Executive Officer

   CERTIFICATION

   I, Christine A. Tsingos, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Bio-Rad Laboratories, Inc.;

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

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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




        Date:   May 13, 2003
                                 /s/ Christine A. Tsingos
                                 Christine A. Tsingos
                                 Vice President,
                                 Chief Financial Officer