Form 10-Q
period 2003-06-30
BIO RAD LABORATORIES INC
filed 2003-08-06
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003.

                                       OR

       __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________to ______________.

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


                                 (510) 724-7000
                (Registrant's telephone number, including area code)

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

       Indicate by check mark whether the registrant is an accelerated filer
       (as defined in Rule 12b-2 of the Exchange Act).  Yes  X   No_____

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date--

                                                         Shares Outstanding
             Title of each Class                          at July 31, 2003

             Class A Common Stock,
              Par Value $0.0001 per share                   20,620,419

             Class B Common Stock,
              Par Value $0.0001 per share                    4,847,942

            PART I - FINANCIAL INFORMATION

            Item 1.  Financial Statements.




                                      BIO-RAD LABORATORIES, INC.

                               Condensed Consolidated Statements of Income
                                 (In thousands, except per share data)
                                              (Unaudited)

      <caption>                                       Three Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                        2003      2002       2003      2002
      NET SALES . . . . . . . . . . . . . . . . . .  $243,507   $214,660   $489,476  $424,842

      Cost of goods sold  . . . . . . . . . . . . .   107,103     92,386    210,359   181,228
                                                     --------   --------   --------  --------
      GROSS PROFIT  . . . . . . . . . . . . . . . .   136,404    122,274    279,117   243,614

      Selling, general and administrative expense .    79,026     69,486    156,185   135,222

      Product research and development expense  . .    22,731     19,806     44,119    40,047

      Interest expense  . . . . . . . . . . . . . .     3,696      5,982      8,347    11,536

      Foreign exchange losses . . . . . . . . . . .       554      2,059      1,323     2,809

      Other (income) and expense, net . . . . . . .      (880)      (489)    (1,484)      962
                                                     --------   --------   --------  --------
      INCOME BEFORE TAXES . . . . . . . . . . . . .    31,277     25,430     70,627    53,038

      Provision for income taxes  . . . . . . . . .    10,321      9,198     23,307    18,033
                                                     --------   --------   --------  --------
      NET INCOME  . . . . . . . . . . . . . . . . .  $ 20,956   $ 16,232   $ 47,320  $ 35,005
                                                     ========   ========   ========  ========


      Basic earnings per share:
         Net income . . . . . . . . . . . . . . . .     $0.83      $0.65      $1.87     $1.40
                                                     ========   ========   ========  ========
         Weighted average common shares . . . . . .    25,386     25,098     25,336    25,015
                                                     ========   ========   ========  ========
      Diluted earnings per share:
         Net income . . . . . . . . . . . . . . . .     $0.80      $0.62      $1.81     $1.35
                                                     ========   ========   ========  ========
         Weighted average common shares . . . . . .    26,341     26,085     26,214    25,951
                                                     ========   ========   ========  ========


      The accompanying notes are an integral part of these statements.




                                   BIO-RAD LABORATORIES, INC.
                              Condensed Consolidated Balance Sheets
                                (In thousands, except share data)
                                             (Unaudited)
        <table>                                                       June 30,     December 31,
        <caption>                                                       2003           2002
        ASSETS:                                                       <c>            <c>

        Cash and cash equivalents  . . . . . . . . . . . . . .        $ 28,828       $ 27,733

        Accounts receivable, net . . . . . . . . . . . . . . .         211,922        212,282

        Inventories, net . . . . . . . . . . . . . . . . . . .         186,278        166,372

        Prepaid expenses, taxes and other current assets . . .          67,358         59,409
                                                                      --------       --------
           Total current assets  . . . . . . . . . . . . . . .         494,386        465,796

        Net property, plant and equipment  . . . . . . . . . .         151,916        142,235

        Goodwill, net  . . . . . . . . . . . . . . . . . . . .          69,519         69,519

        Other assets . . . . . . . . . . . . . . . . . . . . .          59,549         43,153
                                                                      --------       --------
             Total assets  . . . . . . . . . . . . . . . . . .        $775,370       $720,703
                                                                      ========       ========
        LIABILITIES AND STOCKHOLDERS' EQUITY:

        Accounts payable . . . . . . . . . . . . . . . . . . .        $ 52,891       $ 75,233

        Accrued payroll and employee benefits  . . . . . . . .          67,628         72,213

        Notes payable and current maturities of long-term debt          13,405          7,486

        Sales, income and other taxes payable  . . . . . . . .           8,804         17,019

        Other current liabilities  . . . . . . . . . . . . . .          76,387         50,058
                                                                      --------       --------
           Total current liabilities . . . . . . . . . . . . .         219,115        222,009

        Long-term debt, net of current maturities  . . . . . .          98,940        105,768

        Deferred tax liabilities . . . . . . . . . . . . . . .           8,721          9,839
                                                                      --------       --------
           Total liabilities . . . . . . . . . . . . . . . . .         326,776        337,616
                                                                      --------       --------
        STOCKHOLDERS' EQUITY:

        Preferred stock, $0.0001 par value, 7,500,000 shares
          authorized; none outstanding . . . . . . . . . . . .              --             --

        Class A common stock, $0.0001 par value, 50,000,000 shares authorized; outstanding - 20,583,119 at June 30, 2003
          and 20,402,462 at December 31, 2002 . . . . . . . . .              2              2

        Class B common stock, $0.0001 par value, 20,000,000 shares authorized; outstanding - 4,852,242 at June 30, 2003
          and 4,846,942 at December 31, 2002 . . . . . . . . .               1              1

        Additional paid-in capital . . . . . . . . . . . . . .          39,219         36,141

        Class A treasury stock, zero shares at June 30, 2003
          and zero shares at December 31, 2002 at cost . . . .              --             --

        Retained earnings  . . . . . . . . . . . . . . . . . .         392,161        344,841

        Accumulated other comprehensive income:
          Currency translation and other . . . . . . . . . . .          17,211          2,102
                                                                      --------       --------
           Total stockholders' equity  . . . . . . . . . . . .         448,594        383,087
                                                                      --------       --------
              Total liabilities and stockholders' equity . . .        $775,370       $720,703
                                                                      ========       ========



      The accompanying notes are an integral part of these statements.

      </table>                                        2

                                    BIO-RAD LABORATORIES, INC.
                          Condensed Consolidated Statements of Cash Flows
                                          (In thousands)
                                            (Unaudited)
    <table>                                                                 Six Months Ended
    <caption>                                                                   June 30,
                                                                            2003         2002
    Cash flows from operating activities:
         Cash received from customers . . . . . . . . . . . . . .        $509,178    $428,480
         Cash paid to suppliers and employees . . . . . . . . . .        (421,641)   (354,877)
         Interest paid. . . . . . . . . . . . . . . . . . . . . .          (9,164)    (10,460)
         Income tax payments  . . . . . . . . . . . . . . . . . .         (31,632)    (26,048)
         Miscellaneous receipts (payments). . . . . . . . . . . .            (149)        875
                                                                         --------    --------
         Net cash provided by operating activities  . . . . . . .          46,592      37,970

    Cash flows from investing activities:
         Capital expenditures, net. . . . . . . . . . . . . . . .         (25,368)    (18,974)
         Payments for acquisitions. . . . . . . . . . . . . . . .          (5,957)     (8,568)
         Net purchases of marketable securities and investments .          (2,168)       (114)
         Foreign currency hedges, net . . . . . . . . . . . . . .          (6,783)     (1,142)
                                                                         --------    --------
         Net cash used in investing activities. . . . . . . . . .         (40,276)    (28,798)

    Cash flows from financing activities:
          Net borrowings under line-of-credit arrangements. . . .           2,924       6,980
          Long-term borrowings. . . . . . . . . . . . . . . . . .          10,835      33,523
          Payments on long-term debt. . . . . . . . . . . . . . .         (18,109)    (77,866)
          Proceeds from issuance of common stock. . . . . . . . .           3,078       1,580
          Treasury stock activity, net. . . . . . . . . . . . . .              --       2,287
                                                                         --------    --------
          Net cash used in financing activities . . . . . . . . .          (1,272)    (33,496)

    Effect of exchange rate changes on cash . . . . . . . . . . .          (3,949)      2,850
                                                                         --------    --------
    Net increase (decrease) in cash and cash equivalents. . . . .           1,095     (21,474)

    Cash and cash equivalents at beginning of period. . . . . . .          27,733      47,129
                                                                         --------    --------
    Cash and cash equivalents at end of period. . . . . . . . . .        $ 28,828    $ 25,655
                                                                         ========    ========

    Reconciliation of net income to net cash provided by operating activities:

      Net income  . . . . . . . . . . . . . . . . . . . . . . . .        $ 47,320    $ 35,005
      Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation and amortization. . . . . . . . . . . . .          20,495      17,340
           Decrease in accounts receivable. . . . . . . . . . . .          15,123       6,778
           Increase in inventories  . . . . . . . . . . . . . . .         (11,065)     (8,998)
           Increase in other current assets . . . . . . . . . . .          (6,743)     (9,575)
           Decrease in accounts payable and other
             current liabilities. . . . . . . . . . . . . . . . .         (20,571)     (6,891)
           Decrease in income taxes payable . . . . . . . . . . .         (13,875)     (1,796)
           Other. . . . . . . . . . . . . . . . . . . . . . . . .          15,908       6,107
                                                                         --------    --------
    Net cash provided by operating activities . . . . . . . . . .        $ 46,592    $ 37,970
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


       2. INVENTORIES

       The principal components of inventories are as follows (in millions):

                                              June 30,      December 31,
                                               2003            2002

       Raw materials                          $ 41.4         $ 40.6
       Work in process                          40.5           30.8
       Finished goods                          104.4           95.0
                                              ------         ------
                                              $186.3         $166.4
                                              ======         ======

       3. PROPERTY, PLANT AND EQUIPMENT

       The principal components of property, plant and equipment are as follows (in millions):
                                              June 30,     December 31,
                                                2003           2002

       Land and improvements                  $  9.8         $  9.6
       Buildings and leasehold
         improvements                           89.0           80.5
       Equipment                               267.7          239.4
                                              ------         ------
                                               366.5          329.5
       Accumulated depreciation               (214.6)        (187.3)
                                              ------         ------
       Net property, plant and equipment      $151.9         $142.2
                                              ======         ======

       4.   GOODWILL

       The Company adopted Statement of Financial Accounting Standards
       (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, which provides that goodwill is no longer subject to amortization over its useful life. Goodwill is subject to an annual assessment for impairment applying a fair-value based test. No goodwill was recorded or impaired during the six months ended June 30, 2003.

       5.   ACQUISITIONS

       On March 31, 2003, the Company acquired the outstanding shares of Verdot Industrie of Riom, France for approximately $6 million. The Company has included these operations in its Life Science segment.

       6.   PRODUCT WARRANTY LIABILITY

       The Company warrants certain equipment against defects in design, materials and workmanship, generally for one year. Upon shipment of that equipment, the Company establishes, as part of cost of goods sold, a provision for the expected cost of such warranty.

       Components of the product warranty liability included in Other current liabilities, were as follows (in millions):

            January 1, 2003               $ 7.1
              Provision for warranty        5.8
              Actual warranty costs        (4.6)
                                          -----
            June 30, 2003                 $ 8.3
                                          =====

       7.   LONG-TERM DEBT

       During the first quarter of 2003, the Company repurchased in the open market $6.7 million (par value) of its Senior Subordinated Notes due in 2007. The price paid includes interest to February 2004. The total amount of interest, premiums paid above par, unamortized debt issue cost and unamortized original issue discount recognized as a result of the repurchase was $1.0 million and has been included in interest expense.

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

       Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 955,000 and 987,000 shares, for the three month periods ended June 30, 2003 and

       2002, respectively. There were no anti-dilutive shares for the three month periods ended June 30, 2003 and 2002.

       Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 878,000 and 936,000 for the six month periods ended June 30, 2003 and 2002, respectively. There were no anti-dilutive shares for the six month periods ended June 30, 2003 and 2002.

       9.   STOCK OPTIONS AND PURCHASE PLANS

       Stock Option Plans

       The Company maintains incentive and non-qualified stock option plans for officers and certain other key employees. No options have been issued to non-employees.

       In March of 2003, stockholders approved the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (the Plan). The Plan authorizes the grant to employees of incentive stock options and non-qualified stock options. A total of 1,675,000 shares have been reserved for issuance and may be of either Class A or Class B Common Stock. No options have been granted from this plan during the first six months of 2003.

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

       Had compensation cost for the Company's stock option and stock purchase plans been accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have been as follows (in millions, except per share data):

                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                          2003      2002       2003     2002

       Net income, as reported          $ 21.0    $ 16.2     $ 47.3   $ 35.0
       Deduct: Total stock based
         employee compensation expense
         determined under fair value
         methods for all awards,
         net of related tax effects        0.7       0.3        1.2      0.5
                                        ------    ------     ------   ------
       Pro forma net income             $ 20.3    $ 15.9     $ 46.1   $ 34.5
                                        ======    ======     ======   ======
       Earnings per share:
         Basic - as reported            $ 0.83    $ 0.65     $ 1.87   $ 1.40
                                        ======    ======     ======   ======
         Basic - pro forma              $ 0.80    $ 0.63     $ 1.82   $ 1.38
                                        ======    ======     ======   ======

         Diluted - as reported          $ 0.80    $ 0.62     $ 1.81   $ 1.35
                                        ======    ======     ======   ======
         Diluted - pro forma            $ 0.77    $ 0.61     $ 1.77   $ 1.33
                                        ======    ======     ======   ======

       For purposes of the pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. There were no options granted during the three month periods ended June 30, 2003 and 2002. The fair value of options granted was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                 Six Months Ended
                                                      June 30,
                                                2003           2002

       Expected volatility                        37%            35%
       Risk-free interest rate                  2.65%          3.99%
       Expected life (in years)                  4.2            4.2
       Expected dividend                          --             --

       The weighted average fair value of employee stock options granted during the six months ended June 30, 2003 and 2002 was $11.85 and $9.75, respectively.

       Employee Stock Purchase Plan

       The Company has an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of the Company's Class A common stock. The employees purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter. No compen-sation expense is recorded in connection with the plan. The Company has authorized the sale of 1,890,000 shares of common stock under the plan.

       The Company sold 17,257 shares for $0.5 million and 13,770 shares for $0.4 million under the plan to employees for the three months ended June 30, 2003 and 2002, respectively. At June 30, 2003, 304,655 shares remain authorized under the plan.

       The Company sold 35,898 shares for $1.1 million and 33,820 shares for $0.8 million under the plan to employees for the six months ended June 30, 2003 and 2002, respectively.

       The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions:

                                   Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                     2003      2002        2003      2002

       Expected volatility          51.91%    45.39%      45.22%   40.16%
       Risk free interest rate       1.03%     1.58%       1.02%    1.62%
       Expected life (in years)       .25       .25         .25      .25
       Expected dividend               --        --          --       --

       The weighted average fair value of those purchase rights granted during the three months ended June 30, 2003 and 2002 was $8.73 and $8.35, respectively. The weighted average fair value of those purchase rights granted during the six months ended June 30, 2003 and 2002, was $8.39 and $7.51, respectively.

       10.  FOREIGN EXCHANGE LOSSES

       Foreign exchange losses include premiums and discounts on forward foreign exchange contracts and mark-to-market adjustments on foreign exchange contracts.

       11.  OTHER INCOME AND EXPENSE

       Other (income) and expense, net includes the following components (in millions):

                                  Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                    2003       2002      2003      2002

       Write-down of investment
         in affiliates             $  --      $  --    $   --     $ 2.0
       Interest income              (0.5)      (0.2)     (1.1)     (0.6)
       Other                        (0.4)      (0.3)     (0.4)     (0.4)
                                   -----      -----     -----     -----
       Total Other (income)
         and expense, net          $(0.9)     $(0.5)    $(1.5)    $ 1.0
                                   =====      =====     =====     =====

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

       The components of the Company's total comprehensive income were
       (in millions):
                                       Three Months Ended    Six Months Ended
                                             June 30,            June 30,
                                        2003        2002      2003      2002

       Net Income                      $ 21.0     $ 16.2     $ 47.3   $ 35.0

       Currency translation adjustments  11.1       18.1       14.5     18.1
       Net unrealized holding gains       0.7         --        0.6      0.1
                                       ------     ------     ------   ------
       Total comprehensive income      $ 32.8     $ 34.3     $ 62.4   $ 53.2
                                       ======     ======     ======   ======

       13.  SEGMENT INFORMATION

       Information regarding industry segments for the three months ended June 30, 2003 and 2002 is as follows (in millions):

                                     Life      Clinical       Other
                                    Science   Diagnostics   Operations   Total

       Segment net sales     2003   $114.3      $127.3       $ 1.9      $243.5
                             2002   $100.7      $111.7       $ 2.3      $214.7


       Segment profit(loss)  2003    $15.9      $ 15.7       $(0.1)     $ 31.5
                             2002    $15.8      $  9.7       $(0.4)     $ 25.1

       Information regarding industry segments for the six months ended June 30, 2003 and 2002 is as follows (in millions):

                                     Life      Clinical       Other
                                    Science   Diagnostics   Operations   Total

       Segment net sales     2003   $231.8      $253.4       $ 4.3      $489.5
                             2002   $201.2      $219.6       $ 4.0      $424.8


       Segment profit(loss)  2003    $37.6      $ 34.5       $ 0.1      $ 72.2
                             2002    $35.0      $ 20.6       $(0.8)     $ 54.8


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

       Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before taxes (in millions):

                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                          2003       2002      2003      2002

       Total segment profit             $ 31.5     $ 25.1    $ 72.2    $ 54.8
       Foreign exchange losses            (0.6)      (2.1)     (1.3)     (2.8)
       Net corporate operating,
         interest and other expense
         not allocated to segments        (0.5)       1.9      (1.8)      2.0
       Other income and (expense), net     0.9        0.5       1.5      (1.0)
                                        ------     ------    ------    ------
       Consolidated income before taxes $ 31.3     $ 25.4    $ 70.6    $ 53.0
                                        ======     ======    ======    ======

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

       15.  RECENT ACCOUNTING PRONOUNCEMENTS

       In April 2002, the Financial Accounting Standards Board (FASB)issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt.
       The Company adopted SFAS No. 145 as of January 1, 2002 and will follow APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. As a result of adoption, the expenses incurred (including premiums paid above par, unamortized debt issuance cost and unamortized original issue discount) in the repurchase of outstanding debt on the open market has been included in interest expense. No other impact from adoption was recognized.

       SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002 and addresses accounting for restructuring and similar costs. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that were initiated after December 31, 2002. The adoption of SFAS No. 146 did not have any impact on the condensed consolidated financial statements of the Company.

       In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires certain guarantees to be recorded at fair value. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payment to the guaranteed party based upon changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. The adoption of FIN 45 did not have an impact on our operating results or financial position.

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

       During January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements on the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered in prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have an impact on its operating results or financial position.

       During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a significant impact on its operating results or financial position.

       During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on its operating results or financial position.

       16.  SUBSEQUENT EVENTS

       Subsequent to June 30, 2003, the Company repurchased an additional $10.7 million (par value of its outstanding 11-5/8% Senior
       Subordinated Notes due 2007) at an expense, including interest, unamortized issue costs and unamortized original issue discount of approximately $1.5 million.

       On July 17, 2003, the Company commenced a cash tender offer for all of its outstanding 11-5/8% Senior Subordinated Notes due 2007. In connection with the tender offer, the Company solicited holders of the 2007 notes to consent to proposed amendments to the indenture governing the 2007 notes, which will eliminate substantially all of the restrictive covenants and certain related events of default. As of July 30, 2003, tenders and consents representing approximately 69% of the $88.7 million aggregate principal amount outstanding have been received, and the Company and the trustee executed the supplemental indenture with respect to the proposed amendments. The tender offer will expire at 12:01 a.m., New York City time, on August 14, 2003, unless extended.

       On July 28, 2003 the Company announced that it is offering, subject to market and other conditions, up to $200 million aggregate principal amount of senior subordinated notes in a private offering. The Company intends to use a portion of the net proceeds from this offering to fund the purchase of its outstanding 11-5/8% Senior Subordinated Notes due 2007.

       The Company is currently negotiating a new five-year revolving credit facility to provide up to $150 million in available revolving borrowings on a secured basis. The Company will be required to terminate its existing credit facility prior to the closing of its new credit facility.

       Item 2.   Management's  Discussion and Analysis of
                 Results of Operations and Financial Condition.

       The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's
       Consolidated Financial Statements for the year ended
       December 31, 2002.

       The following table shows gross profit and expense items as a percentage of net sales:

       <caption>                   Three Months Ended    Six Months Ended   Year Ended
                                         June 30,            June 30,      December 31,
                                    2003        2002      2003       2002       2002
         Net sales                 100.0%       100.0%   100.0%     100.0%     100.0%
          Cost of goods sold        44.0         43.0     43.0       42.7       42.9
                                   -----        -----    -----      -----      -----
         Gross profit               56.0         57.0     57.0       57.3       57.1

         Selling, general and
          administrative            32.5         32.4     31.9       31.8       32.4

         Product research and
          development                9.3          9.2      9.0        9.4        9.3

         Net income                  8.6%         7.6%     9.7%       8.2%       7.6%
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

                       Three Months Ended June 30, 2003
                  Compared to Three Months Ended June 30, 2002

       Corporate Results - Sales, Margins and Expenses

       Net sales (sales) for the second quarter of 2003 were $243.5 million compared to $214.7 million in the second quarter of 2002, an increase of 13.4%. The favorable impact from a weakening U.S. dollar provided 9.4% of the reported sales growth for the Company. Growth in Life Science, excluding the favorable impact from currency translation, was 3.7%. Sales increased for the Company's products in the areas of nucleic acid amplification, electrophoresis, microarray and biopharmaceutical production. Sales adjusted for currency declined for the Company's bovine spongiform encephalopathy (BSE) test as competitive pricing pressure impacted certain of the Company's larger accounts. Clinical Diagnostics grew by 4.7% excluding the favorable impact from currency translation. Product groups contributing to growth include quality controls, blood virus screening, and diabetes monitoring.

       Consolidated gross margins were 56.0% for the second quarter of 2003 compared to 57.0% for the second quarter of 2002 and 57.1% for all of 2002. Life Science margins declined on reduced average selling prices in the food testing product line, costs associated with integrating recent acquisitions and not achieving planned factory activity levels. Clinical Diagnostics improved overall on higher volume, partially offset by higher service costs on recently introduced platforms.

       Selling, general and administrative expense (SG&A) increased slightly to 32.5% of sales in the second quarter of 2003 from 32.4% of sales in the second quarter of 2002. Life Science grew SG&A faster than sales growth due to increased spending on personnel, demonstration equipment and professional fees associated with U.S. information technology enhancements. Clinical Diagnostics grew SG&A at a slower rate than sales. The Company expects that the next several quarters of SG&A growth will be approximately equal to sales growth as it plans to relocate some facilities and make information technology improvements in both the U.S. and France. The longer-term goal for Bio-Rad remains a gradual reduction in SG&A spending as a percent of sales.

       Product research and development expense remained virtually unchanged at 9.3% of sales compared to 9.2% in the prior period. In terms of absolute dollar spending both segments increased spending with the larger portion of the growth attributable to Clinical Diagnostics. The Company plans to reinvest between 9% and 10% of sales in research and development to continue to introduce new and enhanced products.

       Corporate Results - Other Items

       In the second quarter of 2003, interest expense declined by $2.3 million compared to the second quarter of 2002. This was the result of lower borrowing levels. The Company retired the last of the term loan portion of its existing credit facility in the second quarter of 2002. Beginning in the third quarter of 2002 and as of June 30, 2003 the Company has retired, through open market purchases, $50.6 million aggregate principal amount of its 11-5/8% Senior Subordinated Notes due 2007.

       Foreign exchange losses decreased by $1.5 million compared to the second quarter of 2002 as the sharp decline in Brazilian and Russian currencies in the second quarter of 2002 was not repeated. Included in foreign exchange losses is the net premium or discount of the Company's forward exchange contracts used to hedge its net intercompany receivable/payable balances.

       The Company's effective tax rate was 33% for the second quarter of 2003 compared to 34% in the second quarter of 2002. For the full year 2002, the effective tax rate was 35%. The decrease to 33% from 34% is the result of the elimination of tax losses in locations which did not provide for a consolidated tax benefit in the second quarter of 2002.

                        Six Months Ended June 30, 2003
                   Compared to Six Months Ended June 30, 2002

       Corporate Results - Sales, Margins and Expenses

       Sales for the first half of 2003 were $489.5 million compared to $424.8 million in the first half of 2002, an increase of 15.2%. The favorable impact from a weakening U.S. dollar provided 9.9% of the reported sales growth for the Company. Sales increased 4.7% in Life Science on a constant currency basis. Clinical Diagnostics sales growth on a constant currency basis was 5.9%. The growth in Life Science is attributed to demand for the Company's process chromatography products for bio-pharmaceutical manufacturing, laboratory supplies and microarray offerings. The growth in Clinical Diagnostics was from products for quality controls, autoimmune testing and diabetes monitoring.

       Adjusted for currency, non-U.S. sales growth was flat in the first half of 2003 compared to the first half of 2002, reflecting general economic conditions while U.S. sales growth exceeded that of the total Company.

       Consolidated gross margins were 57.0% for the first half of 2003 compared to 57.3% for the first half of 2002 and 57.1% for all of 2002. The net overall decrease is attributable to Life Science, as Clinical Diagnostics margins improved less than 1%. Gross margins decreased in Life Science principally due to lower average selling price in food safety products. Clinical Diagnostics margins improved due to improved sales in the form of increased unit volume.

       SG&A increased to 31.9% of sales in the first half of 2003 from 31.8% of sales in the first half of 2002. Overall, Life Science grew SG&A at a rate that exceeded sales while Clinical Diagnostics' SG&A growth was less than its sales growth. Life Science has increased spending on personnel, demonstration equipment and professional services. This segment has current initiatives to grow proteomic and genomic sales, preserve its market share in food safety and enhance its current information technology. Clinical Diagnostics grew SG&A at less than three quarters of its sales growth.

       Product research and development expense increased to $44.1 million or 9.0% of sales in the first half of 2003 compared to 9.4% of sales in the prior year. Spending increased in both Life Science and Clinical Diagnostics in absolute dollars. The Company plans to reinvest between 9% and 10% of sales in research and development going forward to support growth. The Company's spending level during the first half of 2003 was lower than anticipated, but the Company expects spending to increase prior to December 31, 2003.

       Corporate Results - Other Items

       Interest expense for the first half of 2003 decreased from the same period in the prior year, reflecting a reduction in total borrowings. In 2002 the Company retired the remaining $42.5 million aggregate principal of the term loan portion of its existing credit facility. The Company also retired through open market purchases $50.6 million aggregate principal amount of its 11-5/8% Notes due in 2007 as of June 30, 2003.

       Other (income) and expense, net in the first half of 2003 is principally comprised of interest income and other investment income. The first half of 2002 includes a $2.0 million non-cash pre-tax expense reflecting impairment in the Company's investment in Digilab LLC. Foreign exchange losses decreased compared to the same period in 2002 as the exchange losses incurred at the Company's Brazilian subsidiary have not occurred in 2003.
       Foreign exchange losses also include premiums and discounts for the Company's hedging program.

       The Company's effective tax rate declined to 33% for the first half of 2003 compared to 34% for the first half of 2002. The decline is attributed to improved profitability in countries which in the prior period had losses which did not provide a benefit to the overall Company effective rate.

       Liquidity and Capital Resources

       The Company, as of June 30, 2003, had available approximately $100 million, or 100% of the revolving portion of the existing credit facility and $20.1 million under various foreign lines of credit. Cash and cash equivalents available were $28.8 million.

       At June 30, 2003, consolidated accounts receivable decreased by $0.4 million from December 31, 2002. The decrease was due to improved overall collections offset by the appreciation of receivables denominated in foreign currency. Management regularly reviews receivables for collectibility.

       At June 30, 2003, consolidated net inventories increased by $19.9 million from December 31, 2002. Approximately one-third of this increase is due to the strengthening of European and Japanese currency against the U.S. dollar. The remaining increase largely represents levels necessary to meet customer demands for Life Science consumable products. Clinical Diagnostics inventory have grown in part for the U.S. introductions of a new diabetes testing system and large year-end orders in the quality controls product line. Inventory for the Clinical Diagnostics controls business is characterized by long lead times and large infrequent batch production which is necessary to meet customer requirements. Bio-Rad management regularly reviews inventory valuation for excess, obsolete and slow moving products.

       Net capital expenditures totaled $25.4 million for the first six months of 2003 compared to $19.0 million for the same period of 2002. Capital expenditures for the period include reagent rental equipment placed with Clinical Diagnostic customers who then commit to purchase the Company's diagnostic reagents for use. Other expenditures represent the Company's investment in business systems, data communication, production equipment and improvements to production facilities.

       The Company's construction of a new facility on its Hercules Campus in California represents $6.2 million of spending for the first six months of 2003. In total the Company has capitalized $8.0 million of the estimated $25.0 million to complete the project. The project should be complete in the first quarter of 2004.

       The Company continues to review possible acquisitions to expand both its Life Science and Clinical Diagnostics segments. The Company routinely meets with the principals or brokers of the subject companies. Currently no discussions involving a material acquisition (defined as having the potential to be greater than either 5% of total assets, sales or net income) have progressed beyond the most initial phases.

       The Board of Directors has authorized the Company to repurchase up to $18 million of its common stock over an indefinite period of time. Through June 30, 2003, the Company has cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million. The Company's credit agreements restrict its ability to repurchase its own stock. There were no share repurchases made during 2002 or in 2003 to date. The repurchase is designed to improve shareholder value and to satisfy the Company's obligations under its employee stock purchase and stock option plans.

       Subsequent to June 30, 2003, the Company has redeemed an additional $10.7 million of its 11-5/8% Senior Subordinated Notes due 2007 at an expense including interest, premiums paid above par, unamortized issue costs, and unamortized discount of approximately $1.5 million.

       The Company is currently negotiating a new five-year revolving credit facility to replace its $100 million revolving portion of the existing credit facility. The Company anticipates its new credit facility will provide it with up to $150 million in available revolving borrowings, subject to the agreement of the administrative agent and lenders or lenders providing the increase and provided the Company is not in default under the new credit facility. The new credit facility will contain financial covenants and maintenance tests including a leverage ratio test, an interest coverage test and a consolidated net worth test. Restrictive covenants include restrictions on the Company's ability to declare or pay dividends, incur debt (in the case of some of its subsidiaries), guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt. These covenants will be similar to the covenants in the Company's existing credit facility.

       The new credit facility will be secured by substantially all of the Company's personal property assets and the assets of its domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries, and will be guaranteed by all of its existing and future domestic subsidiaries (other than immaterial domestic subsidiaries as defined for purposes of the new credit facility). The Company will terminate its existing credit facility prior to the closing of its new facility. On July 15, 2003 the Company executed a commitment letter with Bank One, N.A. and Bank One Capital Markets, Inc. as agent and arranger, respectively, regarding the new credit facility. The commitments are subject to customary conditions. The Company continues to negotiate the terms; however, once finalized the terms of the new credit facility may differ substantially from those described above.

       On July 17, 2003, the Company commenced a cash tender offer for all of its outstanding 11-5/8% Senior Subordinated Notes due 2007. In connection with the tender offer, the Company solicited holders of the 2007 notes to consent to proposed amendments to the indenture governing the 2007 notes, which will eliminate substantially all of the restrictive covenants and certain related events of default. As of July 30, 2003, tenders and consents representing approximately 69% of the $88.7 million aggregate principal amount outstanding have been received, and the Company and the trustee executed the supplemental indenture with respect to the proposed amendments. The tender offer will expire at 12:01 a.m., New York City time, on August 14, 2003, unless extended.

       On July 28, 2003 the Company announced that it is offering, subject to market and other conditions, up to $200 million aggregate principal amount of senior subordinated notes in a private offering. The Company intends to use a portion of the net proceeds from this offering to fund the purchase of its outstanding 11-5/8% Senior Subordinated Notes due 2007.

       Item 3.   Quantitative and Qualitative Disclosures
                 About Market Risk

       During the six months ended June 30, 2003, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

       Item 4.  Controls and Procedures

       The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

       As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

       There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

       Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits

       The following documents are filed as part of this report:

       Exhibit No.

       31.1    Chief Executive Officer Section 302 Certification
       31.2    Chief Financial Officer Section 302 Certification
       32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       (b)  Reports on Form 8-K

       There were no reports on Form 8-K for the quarter ended
       June 30, 2003.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                  BIO-RAD LABORATORIES, INC.
                                        (Registrant)



       Date:  August 6, 2003    /s/ Christine A. Tsingos
                                Christine A. Tsingos, Vice President,
                                 Chief Financial Officer



       Date:  August 6, 2003    /s/ Sanford S. Wadler
                                Sanford S. Wadler, Vice President,
                                  General Counsel and Secretary