Form 10-Q
period 2003-09-30
BIO RAD LABORATORIES INC
filed 2003-11-13
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-Q

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For  the quarterly period ended  September 30, 2003.

                                     OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ____ SECURITIES EXCHANGE ACT OF 1934


      For the transition period from __________ to _______________


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


                               (510)724-7000
             Registrant's telephone number, including area code

                                  No Change
       Former name, former address and former fiscal year, if changed since last report.

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
      the past 90 days.   Yes   X    No _____
      Indicate by check mark whether the registrant is an accelerated filer
      (as defined in Rule 12b-2 of the Exchange Act).  Yes   X    No _____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date--

                                              Shares Outstanding
            Title of each Class               at October 31, 2003

            Class A Common Stock,
               Par Value $0.0001 per share         20,684,515

            Class B Common Stock,
               Par Value $0.0001 per share          4,842,342

   PART I  - FINANCIAL INFORMATION

   Item 1.  Financial Statements.

                                BIO-RAD LABORATORIES, INC.

                        Condensed Consolidated Statements of Income
                          (In thousands, except per share data)
                                      (Unaudited)

   <caption>                                     Three Months Ended    Nine Months Ended
                                                    September 30,        September 30,
                                                -------------------   -------------------
                                                  2003       2002       2003       2002
                                                --------   --------   --------   --------
   NET SALES                                    $247,704   $224,878   $737,180   $649,720                    $

   Cost of good sold                             110,281     95,852    320,640    277,080
                                                --------   --------    -------    -------
   GROSS PROFIT                                  137,423    129,026    416,540    372,640

   Selling, general and administrative expense    80,356     73,415    236,541    208,637

   Product research and development expense       23,774     19,988     67,893     60,035

   Interest expense                               17,887      6,861     26,234     18,397

   Foreign exchange losses                         1,515      2,727      2,838      5,536

   Other (income) and expense, net                  (527)      (345)    (2,011)       617
                                                --------   --------   --------   --------
   INCOME BEFORE TAXES                            14,418     26,380     85,045     79,418

   Provision for income taxes                      4,758      9,763     28,065     27,796
                                                --------   --------   --------   --------
   NET INCOME                                   $  9,660   $ 16,617   $ 56,980   $ 51,622
                                                ========   ========   ========   ========

   Basic earnings per share:
      Net income                                   $0.38      $0.66      $2.25      $2.06
                                                ========   ========   ========   ========
      Weighted average common shares              25,468     25,160     25,380     25,064
                                                ========   ========   ========   ========

   Diluted earnings per share:
     Net income                                    $0.37      $0.64      $2.17      $1.99
                                                ========   ========   ========   ========
     Weighted average common shares               26,429     26,071     26,292     25,992
                                                ========   ========   ========   ========

   The accompanying notes are an integral part of these statements.

                                BIO-RAD LABORATORIES, INC.
                           Condensed Consolidated Balance Sheets
                             (In thousands, except share data)
                                       (Unaudited)
   <table>                                                  September 30,  December 30,
   <caption>                                                    2003          2002
   <s>                                                      -----------    ----------
   ASSETS:                                                   <c>           <c>

   Cash and cash equivalents                                 $  140,748    $   27,733

   Accounts receivable, net                                     217,674       209,282

   Inventories, net                                             189,189       166,372

   Prepaid expenses, taxes and other current assets              78,129        62,409
                                                             ----------     ---------
   Total current assets                                         625,740       465,796

   Net property, plant and equipment                            164,443       142,235

   Goodwill, net                                                 69,519        69,519

   Other assets                                                  65,981        43,153
                                                             ----------    ----------
       Total assets                                          $  925,683    $  720,703
                                                             ==========    ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                          $   60,516       $50,233

   Accrued payroll and employee benefits                         77,127        72,213

   Notes payable and current maturities of long-term debt         9,612         7,486

   Sales, income and other taxes payable                         14,314        17,019

   Other current liabilities                                     70,757        75,058
                                                             ----------     ---------
       Total current liabilities                                232,326       222,009

   Long-term debt, net of current maturities                    225,196       105,768

   Deferred tax liabilities                                       8,822         9,839
                                                             ----------     ---------
       Total liabilities                                        466,344       337,616

   STOCKHOLDERS' EQUITY:

   Preferred stock, $0.0001 par value, 7,500,000 shares
     authorized; none outstanding                                    --            --

   Class A common stock, $0.0001 par value, 50,000,000
     shares authorized; outstanding - 20,642,459 at
     September 30, 2003 and 20,402,462 at December 31, 2002           2             2

   Class B common stock, $0.0001 par value, 20,000,000
     shares authorized; outstanding - 4,842,642 at
     September 30, 2003 and 4,846,942 at December 31, 2002            1             1

   Additional paid-in capital                                    40,211        36,141
   Class A treasury stock, zero shares at September 30, 2003
     and zero shares at December 31, 2002 at cost                    --            --

   Retained earnings                                            401,821       344,841

   Accumulated other comprehensive income:
     Currency translation and other                              17,304         2,102
                                                             ----------    ----------
     Total stockholders' equity                                 459,339       383,087
                                                             ----------    ----------
       Total liabilities and stockholders' equity            $  925,683    $  720,703
                                                             ==========    ==========

   The accompanying notes are an integral part of these statements.

                          BIO-RAD LABORATORIES, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

   <caption>                                                 Nine Months Ended
                                                                September 30,
                                                           ---------------------
                                                              2003        2002
   <s>                                                     ---------------------
   Cash flows from operating activities:                   <c>        <c>
     Cash received from customers                          $ 753,502  $ 645,269
     Cash paid to suppliers and employees                   (603,741)  (519,406)
     Interest paid                                           (16,484)   (20,991)
     Income tax payments                                     (44,544)   (35,815)
     Miscellaneous receipts                                      831      1,093
                                                           ---------  ---------
     Net cash provided by operating activities                89,564     70,150

   Cash flows from investing activities:
     Capital expenditures, net                               (47,671)   (31,258)
     Payments for acquisitions and investments               (15,569)      (961)
     Net purchases of marketable securities                   (5,174)      (986)
     Foreign currency hedges, net                             (9,596)    (8,568)
                                                           ---------  ---------
     Net cash used in investing activities                   (78,010)   (41,773)

   Cash flows from financing activities:
     Net borrowings under line-of-creditarrangements              70      8,235
     Long-term borrowings                                    249,335     32,723
     Payments on long-term debt                             (131,512)   (88,514)
     Debt retirement costs on 11-5/8% bonds                   (9,467)        --
     Debt issuance costs on 7.5% bonds                        (5,431)        --
     Proceeds from issuance of common stock                    4,070      2,689
     Treasury stock activity, net                                 --      2,287
                                                           ---------  ---------
     Net cash provided by (used in) financing activities     107,065    (42,580)

   Effect of exchange rate changes on cash                    (5,604)     6,324
                                                           ---------  ---------
   Net increase (decrease) in cash and cash equivalents      113,015     (7,879)

   Cash and cash equivalents at beginning of period           27,733     47,129
                                                           ---------  ---------
   Cash and cash equivalents at end of period              $ 140,748  $  39,250
                                                           =========  =========

   Reconciliation of net income to net cash provided by operating activities:

   Net income                                              $  56,980  $  51,622
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                            31,156     27,434
     Decrease in accounts receivable                          11,189      2,218
     Increase in inventories                                 (13,718)   (14,147)
     Increase in other current assets                        (26,911)    (9,867)
     Increase in accounts payable and
       other current liabilities                               1,488      1,250
     Increase (decrease) in income taxes payable              (1,879)     1,980
     Debt retirement costs on 11-5/8% bonds                    9,467         --
     Other                                                    21,792      9,660
                                                           ---------   --------
   Net cash provided by operating activities               $  89,564   $ 70,150
                                                           =========   ========

   The accompanying notes are an integral part of these statements.

                          BIO-RAD LABORATORIES, INC.

            Notes to Condensed Consolidated Financial Statements
                                (Unaudited)


    1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented. All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 2002. Certain prior year items have been reclassified to conform to the current year's presentation.

    2. INVENTORIES

    The principal components of inventories are as follows (in millions):


                                      September 30,   December 31,
                                          2003            2002
                                      ----------------------------

    Raw materials                        $  41.2        $  40.6
    Work in process                         39.9           30.8
    Finished goods                         108.1           95.0
                                         -------        -------
                                         $ 189.2        $ 166.4
                                         =======        =======
    3. PROPERTY, PLANT AND EQUIPMENT

    The principal components of property, plant and equipment are as follows (in millions):
                                      September 30,   December 31,
                                          2003            2002
                                      ----------------------------

    Land and improvements                $   9.8        $   9.6
    Buildings and leasehold
      improvements                          99.7           80.5
    Equipment                              273.5          239.4
                                         -------        -------
                                           383.0          329.5
    Accumulated depreciation              (218.6)        (187.3)
                                         -------        -------
    Net property, plant and equipment    $ 164.4        $ 142.2
                                         =======        =======

    4.   GOODWILL

    The Company adopted Statement of Financial Accounting Standards
    (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, which provides that goodwill is no longer subject to amortization over its useful life. Goodwill is subject to an annual assessment for impairment applying a fair-value based test. No goodwill was recorded or impaired during the nine months ended September 30, 2003.

    5.   ACQUISITIONS AND INVESTMENTS

    On March 31, 2003, the Company acquired the outstanding shares of Verdot Industrie of Riom, France for approximately $6 million. The Company has included these operations in its Life Science segment.

    The Company purchased 1,073,474 shares of ordinary stock of Sartorius AG, of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries for approximately $9.6 million during the nine months ended September 30, 2003. The Company owned approximately 13% of the voting stock of Sartorius AG at September 30, 2003.

    6.   PRODUCT WARRANTY LIABILITY

    The Company warrants certain equipment against defects in design, materials and workmanship, generally for one year. Upon shipment of that equipment, the Company establishes, as part of cost of goods sold, a provision for the expected cost of such warranty.

    Components of the product warranty liability included in Other current liabilities, were as follows (in millions):


                  January 1, 2003               $  7.1
                    Provision for warranty         8.6
                    Actual warranty costs         (6.7)
                                                ------
                  September 30, 2003            $  9.0
                                                ======

    7.      LONG-TERM DEBT

    In August 2003, the Company sold $225.0 million principal amount of Senior Subordinated Notes due 2013. The notes pay a fixed rate of interest of 7.5% per year. The Company has the option to redeem any or all of the notes at any time prior to August 15, 2008 at a redemption price equal to 100% of the principal amount of the notes plus the "applicable premium"(as defined by the indenture) plus accrued and unpaid interest and certain other charges. The notes may be redeemed in whole or in part after August 15, 2008 and before August 15, 2009 at a redemption price of 103.75%; after August 15, 2009 and before August 15, 2010 at a redemption price of 102.50%; for the interim period to August 15, 2011 at 101.25%; thereafter at 100%. The Company's obligations under the notes are not secured and rank junior to all the Company's existing and future senior debt.

    Through July 2003, the Company repurchased in the open market $17.3 million (par value) of its Senior Subordinated Notes due in 2007 at an expense, including interest, unamortized issue costs and unamortized original issue discount of $2.5 million. The remaining $88.7 million (par value) of Senior Subordinated Notes due in 2007 were tendered and repurchased with a portion of the proceeds from the sale of the 7.5% Senior Subordinated Notes at an expense, including interest, unamortized issue costs and unamortized original discount of $11.6 million. This expense is included in interest expense.

    During the quarter, the Company also negotiated a new five-year $150.0 million revolving credit facility to replace its $100.0 million revolving credit facility. The new credit facility contains financial covenants and maintenance tests including a leverage ratio test, an interest coverage test and a consolidated net worth test. Restrictive covenants include restrictions on the Company's ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt. The new credit facility is secured by substantially all of the Company's personal property assets and the assets of its domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries, and is guaranteed by all of its existing and future domestic subsidiaries (other than immaterial domestic subsidiaries as defined for purposes of the new credit facility). The Company terminated its existing credit facility simultaneously with the closing of its new facility.

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


    Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 961,000 and 911,000 shares, for the three months ended September 30, 2003 and 2002, respectively. There were no anti-dilutive shares for the three months ended September 30, 2003 and 2002.

    Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 912,000 and 928,000 for the nine month periods ended September 30, 2003 and 2002, respectively. There were no anti-dilutive shares for the nine months ended September 30, 2003 and 2002.

    9.   STOCK OPTIONS AND PURCHASE PLANS

    Stock Option Plans
    ------------------

    The Company maintains incentive and non-qualified stock option plans for officers and certain other key employees. Under the 1994 Stock Option Plan, 302,933 shares were granted during the first quarter of 2003. No options have been granted subsequently. No options have been issued to non-employees.

    In March of 2003, stockholders approved the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (the Plan). The Plan authorizes the grant to employees of incentive stock options and non-qualified stock options. A total of 1,675,000 shares have been reserved for issuance and may be of either Class A or Class B Common Stock. No options have been granted from this plan during the first nine months of 2003.

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

    Had compensation cost for the Company's stock option and stock purchase plans been accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have been as follows (in millions, except per share data):

                                         Three Months       Nine Months
                                            Ended             Ended
                                        September 30,       September 30,
                                       ------------------------------------
                                        2003      2002     2003      2002
                                       ------------------------------------

    Net income, as reported            $  9.7    $ 16.6   $ 57.0    $ 51.6
    Deduct: Total stock based
      employee compensation expense
      determined under fair value
      methods for all awards,
      net of related tax effects          0.6       0.7      1.8       1.2
                                       ------    ------   ------    ------
    Pro forma net income               $  9.1    $ 15.9   $ 55.2    $ 50.4
                                       ======    ======   ======    ======
    Earnings per share:
      Basic - as reported               $0.38     $0.66    $2.25    $ 2.06
                                        =====     =====    =====    ======
      Basic - pro forma                 $0.36     $0.63    $2.17    $ 2.01
                                        =====     =====    =====    ======

      Diluted - as reported             $0.37     $0.64    $2.17     $1.99
                                        =====     =====    =====     =====
      Diluted - pro forma               $0.34     $0.61    $2.11     $1.94
                                        =====     =====    =====     =====

    For purposes of the pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. There were no options granted during the three month periods ended September 30, 2003 and 2002. The fair value of options granted was estimated using the Black-Scholes model with the following weighted average assumptions:


                                           Nine Months Ended
                                             September 30,
                                            2003        2002
                                          -------------------

    Expected volatility                      37%         35%
    Risk free interest rate                2.65%       3.99%
    Expected life (in years)                4.2         4.2
    Expected dividend                        --          --


    The weighted average fair value of employee stock options granted during the nine months ended September 30, 2003 and 2002 was $11.85 and $9.75, respectively.

    Employee Stock Purchase Plan
    ----------------------------

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

    The Company sold 21,103 shares for $0.7 million and 17,127 shares for $0.5 million under the plan to employees for the three months ended September 30, 2003 and 2002, respectively. At September 30, 2003, 283,552 shares remain authorized under the plan.

    The Company sold 57,001 shares for $1.8 million and 50,947 shares for $1.3 million under the plan to employees for the nine months ended September 30, 2003 and 2002, respectively.

    The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions:

                                    Three Months       Nine Months
                                        Ended             Ended
                                    September 30,     September 30,
                                  ----------------------------------
                                   2003      2002     2003     2002
                                  ----------------------------------

     Expected volatility          33.93%    54.03%   41.75%   45.71%
     Risk free interest rate       0.77%     1.57%    0.95%    1.61%
     Expected life (in years)       .25       .25      .25      .25
     Expected dividend               --        --       --       --

    The weighted average fair value of those purchase rights granted during the three months ended September 30, 2003 and 2002 was $11.45 and $9.98, respectively. The weighted average fair value of those purchase rights granted during the nine months ended September 30, 2003 and 2002, was $9.23 and $8.35, respectively.

    10.  FOREIGN EXCHANGE LOSSES

    Foreign exchange losses include premiums and discounts on forward foreign exchange contracts and mark-to-market adjustments on foreign exchange contracts.

    11.  OTHER INCOME AND EXPENSE

    Other (income) and expense, net includes the following components (in millions):

                                    Three Months        Nine Months
                                        Ended              Ended
                                    September 30,      September 30,
                                   ---------------------------------
                                   2003       2002     2003     2002
                                   ---------------------------------
     Write-down of investment
       in affiliates             $   --     $   --   $   --   $  2.0
     Interest income               (0.5)      (0.2)    (1.6)    (0.8)
     Other                           --       (0.1)    (0.4)    (0.6)
     Total Other (income)        ------     ------   ------   ------
       and expense, net          $ (0.5)    $ (0.3)  $ (2.0)  $  0.6
                                 ======     ======   ======   ======

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

    The components of the Company's total comprehensive income were (in millions):


                                      Three Months      Nine Months
                                          Ended            Ended
                                      September 30,    September 30,
                                   ----------------------------------
                                      2003     2002     2003    2002
                                   ----------------------------------

     Net Income                     $  9.7    $ 16.6  $ 57.0   $ 51.6
     Currency translation
      adjustments                     (0.3)     (1.5)   14.2     16.6
     Net unrealized holding
      gains (losses)                   0.4      (0.4)    1.0     (0.3)
                                    ------    ------  ------   ------
     Total comprehensive income     $  9.8    $ 14.7  $ 72.2   $ 67.9
                                    ======    ======  ======   ======


    13.  SEGMENT INFORMATION

    Information regarding industry segments for the three months ended September 30, 2003 and 2002 is as follows (in millions):

                                   Life      Clinical      Other
                                  Science  Diagnostics   Operations  Total
                                 ------------------------------------------

     Segment net sales    2003    $118.0      $127.6        $ 2.1    $247.7
                          2002    $106.0      $116.8        $ 2.1    $224.9

     Segment profit(loss) 2003     $14.1      $ 15.3        $  --    $ 29.4
                          2002     $17.3      $ 12.9        $(0.2)   $ 30.0


    Information regarding industry segments for the nine months ended September 30, 2003 and 2002 is as follows (in millions):

                                   Life      Clinical      Other
                                  Science  Diagnostics   Operations  Total
                                 ------------------------------------------

     Segment net sales     2003   $349.8      $381.0        $ 6.4    $737.2
                           2002   $307.3      $336.3        $ 6.1    $649.7

     Segment profit(loss)  2003    $51.7      $ 49.8        $ 0.1    $101.6
                           2002    $52.3      $ 33.5        $(1.0)   $ 84.8

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

    Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before taxes
    (in millions):
                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       ---------------------------------------
                                           2003      2002      2003     2002
                                       ---------------------------------------

    Total segment profit                  $ 29.4   $ 30.0     $101.6   $ 84.8
    Foreign exchange losses                 (1.5)    (2.7)      (2.8)    (5.5)
    Costs related to bond redemption       (13.1)      --      (14.1)      --
    Net corporate operating,
      interest and other income
      and expense not allocated
      to segments                           (0.9)    (1.2)      (1.7)     0.7
    Other income and (expense),net           0.5      0.3        2.0     (0.6)
                                          ------   ------     ------   ------
    Consolidated income before taxes      $ 14.4   $ 26.4     $ 85.0   $ 79.4
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

    15.  RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2002, the Financial Accounting Standards Board (FASB)issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt.
    The Company adopted SFAS No. 145 as of January 1, 2002 and will follow APB 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining whether such extinguishment of debt may be classified as extraordinary. As a result of adoption, the expenses incurred (including premiums paid above par, unamortized debt issuance cost and unamortized original issue discount) in the repurchase of outstanding debt on the open market has been included in interest expense. The adoption of SFAS No. 145 did not have any other impact on the condensed consolidated financial statements of the Company.

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

    In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which requires certain guarantees to be recorded at fair value. The interpretation also requires a guarantor to make new disclosures, even when the likelihood of making any payments under the guarantee is remote. In general, the interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based upon changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. The adoption of FIN 45 did not have an impact on our operating results or financial position.

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

    During January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have an impact on its operating results or financial position.


    During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a significant impact on its operating results or financial position.

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

   Item 2.   Management's  Discussion and Analysis of
             Results of Operations and Financial Condition.

   The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's Consolidated Financial Statements for the year ended December 31, 2002.

   The following table shows gross profit and expense items as a percentage of net sales:

                        Three Months Ended    Nine Months Ended   Year Ende
                           September 30,         September 30,    December
                        2003         2002     2003       2002        2002
                        ----         ----     ----       ----        ----

   Net sales            100.0%       100.0%   100.0%     100.0%      100.0%
    Cost of goods sold   44.5         42.6     43.5       42.6        42.9
                        -----        -----    -----      -----       -----
   Gross profit          55.5         57.4     56.5       57.4        57.1

   Selling, general and
    administrative       32.4         32.6     32.1       32.1        32.4

   Product research and
    development           9.6          8.9     9.2        9.2          9.3

   Net income             3.9%         7.4%    7.7%       7.9%         7.6%
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

                Three Months Ended September 30, 2003
           Compared to Three Months Ended September 30, 2002

   Corporate Results - Sales, Margins and Expenses

   Net sales (sales) for the third quarter of 2003 were $247.7 million compared to $224.9 million in the third quarter of 2002, an increase of 10.2%. The favorable impact from a weakening U.S. dollar provided 6.0% of the reported sales growth for the Company. Growth in Life Science, excluding the favorable impact from currency translation, was 5.4%. Sales increased for the Company's products in the areas of Life Science consumables, imaging instrumentation, and process chromatography products. Sales adjusted for currency declined for the Company's bovine spongiform encephalopathy (BSE) test as competitive pricing pressure impacted the market. Clinical Diagnostics grew by 3.0% excluding the favorable impact from currency translation.
   Product groups contributing to growth include quality controls and blood virus screening.

   Consolidated gross margins were 55.5% for the third quarter of 2003 compared to 57.4% for the third quarter of 2002 and 57.1% for all of 2002. Life Science margins declined on reduced average selling prices in the food testing product line, costs associated with integrating recent acquisitions and not achieving planned factory activity levels. Clinical Diagnostics margins remained virtually unchanged.

   Selling, general and administrative expense (SG&A) decreased slightly to 32.4% of sales in the third quarter of 2003 from 32.6% of sales in the third quarter of 2002. Life Science grew SG&A faster than sales growth due to increased spending on personnel, demonstration equipment and professional fees associated with information technology enhancements primarily in the United States. Clinical Diagnostics grew SG&A at a slower rate than sales. The Company expects that the for next several quarters SG&A growth will continue to reflect similar spending levels as it plans to relocate some Life Science facilities in Northern California and make information technology improvements. The longer-term goal for Bio-Rad remains a gradual reduction in SG&A spending as a percent of sales.

   Product research and development expense increased to 9.6% of sales compared to 8.9% in the prior period. In terms of absolute dollar spending both segments increased spending with the larger portion of the growth attributable to Clinical Diagnostics. The Company plans to reinvest between 9% and 10% of sales in research and development to continue to introduce new and enhanced products.

   Corporate Results - Other Items

   In the third quarter of 2003, interest expense of $17.9 million reflects the cost of redeeming the remaining 11-5/8% bonds due in 2007 ($13.1 million), the write-off of unamortized origination costs on the Company's 1999 $100.0 million line of credit of ($0.5 million) and recurring interest expense for the period. Third quarter 2002 interest expense included of $1.6 million of bond redemption costs as the Company made it first purchase of the bonds in this quarter.

   Foreign exchange losses decreased by $1.2 million compared to the third quarter of 2002. During the third quarter of 2002, the Company recorded atypical currency losses on unhedged Brazilian and Russian currency positions due to the extreme currency declines in the period. These dramatic declines did not repeat in 2003. Further, the Company has hedged a portion of its Brazilian exposure in 2003 which has led to increased costs to the Company. Included in foreign exchange losses is the net premium or discount of the Company's forward exchange contracts used to hedge its net intercompany receivable/payable balances.

   The Company's effective tax rate was 33% for the third quarter of 2003 compared to 37% in the third quarter of 2002. For the full year 2002, the effective tax rate was 35%. The decrease is the result of the elimination of tax losses in locations which did not provide for a consolidated tax benefit in the third quarter of 2002.

                Nine Months Ended September 30, 2003
           Compared to Nine Months Ended September 30, 2002

   Corporate Results - Sales, Margins and Expenses

   Sales for the nine months ended September 30, 2003 were $737.2 million compared to $649.7 million for the nine months ended September 30, 2002, an increase of 13.5%. The favorable impact from a weakening U.S. dollar provided 8.6% of the reported sales growth for the Company. Sales increased 4.9% in Life Science on a constant currency basis. Clinical Diagnostics sales growth on a constant currency basis was 4.9%. The growth in Life Science is attributed to demand for the Company's process chromatography products for bio-pharmaceutical manufacturing, laboratory supplies and imaging equipment. The growth in Clinical Diagnostics was from products for quality controls, diabetes monitoring and autoimmune testing.

   Adjusted for currency, sales growth was up over 7.0% for the United States and Asia for the nine months ended September 30, 2003 compared to the same period in 2002.

   Consolidated gross margins were 56.5% for the nine months ended September 30, 2003 compared to 57.4% for the nine months ended September 30, 2002 and 57.1% for all of 2002. The net overall decrease is attributable to Life Science, as Clinical Diagnostics margins improved 0.6%. Gross margins decreased in Life Science principally due to lower average selling price in food safety products. To a lesser extent the underabsorption of factory overhead from planned levels has also contributed to the decline. Clinical Diagnostics margins improved due to improved sales in the form of increased unit volume led by its quality control product line.

   SG&A as a percent of sales remained unchanged at 32.1% for the nine months ended September 30, 2003 compared to the same period in 2002. Overall, Life Science grew SG&A at a rate that exceeded sales growth while Clinical Diagnostics' grew SG&A at a much reduced rate when compared to sales growth. Life Science has increased spending on personnel, demonstration equipment and professional services. This segment has current initiatives to grow proteomic and genomic sales, preserve its market share in food safety and enhance its current information technology.

   Product research and development expense increased in absolute dollars to $67.9 million or 9.2% of sales for the nine months ended September 30, 2003 compared to $60.0 million or 9.2% of sales in the prior year. Spending increased in both Life Science and Clinical Diagnostics in absolute dollars. The Company plans to reinvest between 9% and 10% of sales in research and development going forward to support growth. The Company's spending level during the nine months ended September 30, 2003 was lower than anticipated, as the Company anticipates an annual spending pattern above the current year-to-date rate.

   Corporate Results - Other Items

   Interest expense for the nine months ended September 30, 2003 includes costs associated with redeeming the 11-5/8% bonds due in 2007 of $14.1 million, the write-off of unamortized origination costs of the Company's 1999 $100.0 million line of credit of $0.5 million and recurring interest expense. For the year-to-date, 2002 includes only $1.6 million of bond redemption costs. Recurring interest expense declined for the year 2003 as overall debt levels were lower prior to the Company's issuance of $225.0 million of 7.5% subordinated notes due 2013 in mid August 2003.

   Other (income) and expense, net for the nine months ended September 30, 2003 is principally comprised of interest income and other investment income. The nine months ended September 30, 2002 includes a $2.0 million non-cash pre-tax expense reflecting impairment in the Company's investment in Digilab LLC. Foreign exchange losses decreased compared to the same period in 2002 as the exchange losses incurred at the Company's Brazilian subsidiary have not occurred in 2003. Foreign exchange losses also include premiums and discounts for the Company's hedging program.

   The Company's effective tax rate declined to 33% for the nine months ended September 30, 2003 compared to 35% for the same period in 2002. The decline is attributed to improved profitability in countries which in the prior period had losses which did not provide a benefit to the overall Company effective rate.

   Liquidity and Capital Resources

   The Company, as of September 30, 2003, had available approximately $150.0 million, or 100% under its restated and amended Revolving Credit Facility signed September 5, 2003 and $37.7 million under various foreign lines of credit. Cash and cash equivalents available were $140.7 million. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment, and systems and an acquisition or acquisitions with an accumulated value of around $200 million.

   At September 30, 2003, consolidated accounts receivable increased by $8.4 million from December 31, 2002. The increase is due to the appreciation of receivables denominated in foreign currency as the Euro, for example, has appreciated approximately 11% since December 31, 2002. Reducing the impact of this appreciation is overall improved collections. Management regularly reviews receivables for collectibility.

   At September 30, 2003, consolidated net inventories increased by $22.8 million from December 31, 2002. Approximately one-third of this increase is due to the strengthening of European and Japanese currency against the U.S. dollar. The remaining increase largely represents levels necessary to meet customer demands for Life Science consumable products and preparation for the upcoming relocation of the distribution and assembly plant from Richmond to Hercules, California. The Clinical Diagnostics inventory growth is attributable to the quality controls product line as unit volume growth has exceeded the average Diagnostic segments growth. The Clinical Diagnostics controls business is characterized by long lead times and large infrequent batch production which is necessary to meet customer requirements. Bio-Rad management regularly reviews inventory valuation for excess, obsolete and slow moving products.

   Net capital expenditures totaled $47.7 million for the first nine months of 2003 compared to $31.3 million for the same period of

   2002. The Company's construction of a new facility on its Hercules campus in California represents $16.9 million of spending for the first nine months of 2003. In total, the Company has capitalized $18.6 million of the estimated $25.0 million to complete the project. The project should be complete in the first quarter of 2004. Capital expenditures for the period include reagent rental equipment placed with Clinical Diagnostic customers who then commit to purchase the Company's diagnostic reagents for use. Other expenditures represent the Company's investment in business systems, data communication, production equipment and improvements to production and other facilities.

   The Company continues to review possible acquisitions to expand both its Life Science and Clinical Diagnostics segments. The Company routinely meets with the principals or brokers of the subject companies. Currently no discussions involving a material acquisition (defined as having the potential to be greater than either 5% of Bio-Rad's current total assets, sales or net income) have progressed beyond the most initial phases.

   The Board of Directors has authorized the Company to repurchase up to $18 million of its common stock over an indefinite period of time. Through September 30, 2003, the Company has cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million. The Company's credit agreements restrict its ability to repurchase its own stock. There were no share repurchases made during 2002 or in 2003 to date. The repurchase is designed to improve shareholder value and to satisfy the Company's obligations under its employee stock purchase and stock option plans.

   The Company completed three significant financing transactions during the third quarter of 2003. These transactions were the completion of a new $150.0 million revolving credit facility, the placement of $225.0 million aggregate principal amount of Senior Subordinated Notes in a private offering and completion of a cash tender offer to retire all of its outstanding 11-5/8% Senior Subordinated Notes due in 2007.

   The new $150.0 million revolving credit facility is secured by substantially all of the Company's personal property assets and the assets of its domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries, and is guaranteed by all of its existing and future domestic subsidiaries (other than immaterial domestic subsidiaries as defined for purposes of the new credit facility). The Company terminated its existing $100.0 million revolving credit facility prior to the closing of the new revolving credit facility. Interest varies upon a number of factors including the duration of the specific borrowing and is based upon either the Eurodollar, the Federal Funds effective or the Company corporate based rate. A fee of $0.5 million was paid for originating the loan. The Company will pay a commitment fee annually on the daily unused portion of the revolving credit facility.

   On August 11, 2003 the Company completed the sale of $225 million aggregate principal amount of its 7.5% Senior Subordinated Notes due 2013 in a private offering. The Company used $98.2 million of the net proceeds from this offering to fund the purchase of the outstanding 11-5/8% Senior Subordinated Notes due 2007 pursuant to a tender offer completed on September 30, 2003 with the remainder available for general corporate purposes, which may include acquisitions.

   Subsequent to September 30, 2003, the new Senior Subordinated Notes have been exchanged for the new 7.5% Exchange Notes that have been registered under the Securities Act of 1933, as amended, or applicable state securities laws. This transaction was completed on October 30, 2003, with the new Exchange Notes being virtually identical in all material respects to the 7.5% Senior Subordinated Notes originally issued only to qualified institutional buyers in reliance of Rule 144A and in offshore transactions pursuant to Regulation S under the Securities Act as amended.

   During the third quarter of 2003, the Company completed a cash tender and consent solicitation for all of its outstanding 11-5/8% Senior Subordinated Notes due 2007. Holders received consideration of 110.625% of the principal amount of notes, which included a consent payment of 1.5% of the principal amount of the notes. In accordance with the terms of the indenture governing the notes, any notes still outstanding were called for redemption, redeemed and the notes retired prior to September 30, 2003. This closes the last of the financings originally used to primarily fund the 1999 acquisition by Bio-Rad of Pasteur Sanofi Diagnostics from Sanofi Synthelabo and the Institut Pasteur.

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk

   During the nine months ended September 30, 2003, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended
   December 31, 2002.

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

   (b)  Reports on Form 8-K

   Bio-Rad filed a current report on Form 8-K with the SEC on July 21, 2003 announcing a tender offer for all $88,715,000 aggregate principal amount of its outstanding 11-5/8% Senior
   Subordinated Notes due 2007.

   Bio-Rad filed a current report on Form 8-K with the SEC on July 30, 2003 announcing a private offering of new senior subordinated notes.

   Bio-Rad filed a current report on Form 8-K with the SEC on August 8, 2003 announcing that it has agreed to sell $225,000,000 aggregate principal amount of its 7.50% Senior Subordinated Notes due 2013 in a private offering.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             BIO-RAD LABORATORIES, INC.
                             --------------------------
                                   (Registrant)



   Date:  November 13, 2003    /s/ Christine A. Tsingos
          -----------------   -------------------------
                              Christine A. Tsingos, Vice President,
                               Chief Financial Officer



   Date:  November 13, 2003    /s/ Sanford S. Wadler
          -----------------   -------------------------
                              Sanford S. Wadler, Vice President,
                                General Counsel and Secretary