Form 10-K
period 2003-12-31
BIO RAD LABORATORIES INC
filed 2004-03-15
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 _________

                                 FORM 10-K
      __
     | X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2003

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

                                                                                           Market Value on
                                      Name of Each Exchange      Shares Outstanding    March 1, 2004 of Stocks
       Title of Each Class             on Which Registered          March 1, 2004        Held by Non-Affiliates
       -------------------            ---------------------      ------------------    ------------------------
       Class A Common Stock
       Par Value $0.0001 per share     American Stock Exchange         20,800,252          $918,616,460

       Class B Common Stock
       Par Value $0.0001 per share     American Stock Exchange          4,850,140          $ 29,207,664

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


                   Documents Incorporated by Reference

              Document                             Form 10-K Parts
     _________________________________________    ____________________
     (1) Annual Report to Stockholders for the
         fiscal year ended December 31, 2003
         (specified portions)                           I, II, IV
     (2) Definitive Proxy Statement to be mailed
         to stockholders in connection with the
         registrant's 2004 Annual Meeting of
         Stockholders (specified portions)                 III

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

    As Bio-Rad broadened its product lines, it also expanded its geographical market. The Company has distribution channels in over thirty countries outside the United States through subsidiaries whose primary focus is customer service and product distribution.

    On October 1, 1999 Bio-Rad acquired the stock of Pasteur Sanofi Diagnostics (PSD) and the rights to certain ancillary assets for $210 million. PSD was founded by the Institut Pasteur to commercialize its diagnostic research, and holds certain exclusive licenses from the Institut Pasteur in the HIV and infectious disease diagnostic product market. PSD also expanded the geographic reach and market penetration for the Company's products particularly in Latin America, Africa and France.

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

    We focus on selected segments of the life science market-- proteomics, genomics and cell biology -- for which we estimate 2003 worldwide sales totaled approximately $3.8 billion. The primary technological applications that we supply to these segments consist of electrophoresis, image analysis, molecular detection, chromatography, gene transfer, sample preparation and amplification. The primary end-users in our sectors of the market are universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers and food testing laboratories.

    Clinical Diagnostics Segment.

    The clinical diagnostics industry encompasses a broad array of technologies incorporated into a variety of tests used to detect, identify and quantify substances in blood or other bodily fluids and tissues. The test results are used as aids for medical diagnosis, detection, evaluation, monitoring and treatment of diseases and other medical conditions. The bulk of tests are performed in vitro (outside the body), while the remainder consist of in vivo ("in the body") tests. The most common type of in vitro tests are routine chemistry tests that measure important health parameters, such as glucose, cholesterol or sodium, as part of routine blood checks. Other diagnostic tests are more specialized and require more sophisticated equipment and materials than do routine tests. These specialized tests are also lower-volume and higher-priced than routine tests. We estimate that in 2003 the global clinical diagnostics market totaled approximately $23.5 billion.

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

    Our customer base is broad and diversified. In 2003, no single customer accounted for more than 3% of our total net sales. Our sales are affected by certain external factors. For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding. A significant reduction of government funding would have a detrimental effect on the results of this segment.

    The Company is the leading provider of BSE (Bovine Spongiform Encephalopathy or mad cow) tests throughout the world. Revenues from the sales of testing products for BSE within our Life Science segment represented approximately 11% and 12% of consolidated net revenue in 2003 and 2002, respectively. A large portion of the revenue for this product is from government agencies currently mandating the use of the test. Competition, pricing, changes in test standards, technology or a decrease in government demand could negatively impact the Company's future revenue from this product.

    Most of the Company's international sales are generated by wholly-owned subsidiaries and their branch offices in Australia,

    Austria, Belgium, Brazil, Canada, the Czech Republic, Denmark, England, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Israel, Italy, Japan, Korea, Mexico, the Netherlands, New Zealand, Norway, People's Republic of China, Poland, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan and Thailand. Certain of these subsidiaries also have manufacturing facilities. While Bio-Rad's international operations are subject to certain risks common to foreign operations in general, such as changes in governmental regulations, import restrictions and foreign exchange fluctuations, the Company's international operations are principally in developed nations, which the Company regards as presenting no significantly greater risks to its operations than are present in the United States.

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

    Because of the breadth of its product lines, Life Science does not face the same competitor for all of its products. Competitors in this market include Amersham Biosciences, Invitrogen, Qiagen, Zeiss, Olympus, Leica, Nikon and Applied Biosystems. We compete primarily based on meeting performance specifications.

    Competitors in the Clinical Diagnostics segment range in size from small private companies to large multinational corporations. We compete mainly in specific market niches and do not attempt to pursue the most competitive general diagnostics markets. We compete based on our technological ability to provide customers with very specific tests and believe we are usually a significant competitor within our market niche. Competitors include Abbott Laboratories, bioMerieux, Inc., Roche Diagnostics, BioChem Pharma, Inova, diaSorin and Medical Analysis Systems.

    Product Research and Development

    The Company conducts extensive product research and development activities in all areas of our business, employing approximately 550 people worldwide in these activities. Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future. Our research teams are continuously developing new products and new applications for existing products. In our development and testing of new products and applications, we consult with scientific and medical professionals at universities, hospitals and medical schools, and in industry. We spent approximately $94.3 million, $82.9 million and $76.5 million on research and development activities during the years ended December 31, 2003, 2002 and 2001 respectively.

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

    Employees

    At December 31, 2003 Bio-Rad had approximately 4,800 full-time employees. Fewer than 10% of Bio-Rad's 2,200 U. S. employees are covered by a collective bargaining agreement which will expire on November 7, 2006. Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements. Bio-Rad considers its employee relations in general to be good.

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

    ITEM 2. PROPERTIES

    We own our Corporate headquarters located in Hercules, California. The principal manufacturing and research locations for each segment are as follows:

                                            Approximate
    Segment      Location                   Square Ftg. Owned/Leased

    Life Science Richmond, California           201,000 Owned/Leased
                 Hercules, California           346,800 Owned/Leased
                 Hemel Hempstead, England       102,000 Leased
                 Milan, Italy                    50,000 Leased
                 Riom, France                    24,000 Owned/Leased

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

    The Company recently completed building additional facilities at its Northern California headquarters. Historically, adequate space to expand sales and distribution channels has been available and we have leased space as needed.

    ITEM 3.  LEGAL PROCEEDINGS

    Note 14, "Legal Proceedings," appearing on page 27 of the Exhibit
    13.1 is incorporated herein by reference.

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

                                Class A             Class B
                             High     Low       High       Low
        2003
    Fourth Quarter           65.00   48.81      65.10     47.95
    Third Quarter            62.50   48.52      63.00     50.00
    Second Quarter           62.85   35.35      61.00     35.00
    First Quarter            39.11   33.20      44.35     32.00

       2002
    Fourth Quarter           45.90   36.25      44.35     37.00
    Third Quarter            45.99   34.90      45.00     36.00
    Second Quarter           51.00   36.30      50.25     38.50
    First Quarter            38.00   27.45      37.50     27.50

    On March 1, 2004 the Company had 1,308 holders of record of Class A Common Stock and 208 holders of record of Class B Common Stock. Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

    ITEM 6.  SELECTED FINANCIAL DATA

    The table headed "Summary of Operations and Selected Financial Data" appearing on page 1 of Exhibit 13.1 is incorporated herein by reference.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    The section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 34 through 44 of Exhibit 13.1 is incorporated herein by reference.

    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK

    The section headed "Financial Risk Management" appearing on page 44 of Exhibit 13.1 is incorporated herein by reference.

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements and Notes thereto and the Reports of Independent Public Accountants appearing on pages 2 through 30 of Exhibit 13.1 are incorporated herein by reference.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

    ITEM 9a.  CONTROLS AND PROCEDURES

    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls are also designed that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.
    Management is also required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    As the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

    There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive Proxy Statement mailed to stockholders in connection with the 2004 Annual Meeting of Stockholders ("the 2004 Proxy Statement") are incorporated herein by reference.

    The Company's Board of Directors has determined that Philip L. Padou is an "audit committee financial expert," as defined in
    Item 401(h) of Regulation S-K. Mr. Padou is also an "independent" director, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 121A of the American Stock Exchange Company Guide.

    The Company has adopted a code of business ethics and conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and all other employees. The Company will provide a copy of the code of ethics to any person, without charge, upon request, by writing to the Company at "Bio-Rad Laboratories, Inc., Investor Relations, 1000 Alfred Nobel Drive, Hercules, CA 94547".

    ITEM 11.  EXECUTIVE COMPENSATION

    The sections labeled "Executive Compensation and Other
    Information," "Compensation of Directors," "Compensation
    Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors" and "Stock
    Performance Graph" of the 2004 Proxy Statement are incorporated herein by reference.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

    The section labeled "Principal and Management Stockholders" of the 2004 Proxy Statement is incorporated herein by reference.

                             (a)            (b)              (c)

                          Number of                       Number of
                         securities                       securities
                         to be issued    Weighted-   remaining available
                        upon exercise     average    for future issuance
                             of          exercise        under equity
                         outstanding       price      compensation plans
    Plan category         options,          of            (excluding
                        warrants and    outstanding       securities
                           rights        options,    reflected in column
                                         warrants            (a))
                                         and rights


    Equity
    compensation
     plans approved by
     security
     holders (1)          1,582,915        $ 20.04           2,862,784 (2)

    Equity
     compensation plans
     not approved
     by stockholders             --             --                  --
                         ----------        -------          ----------

    Total                 1,582,915        $ 20.04           2,862,784
                         ==========        =======          ==========


    (1) Consists of the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan, the 2003 Stock Option Plan and the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

    (2) Consists of 918,545 shares available for issuance under the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan, 1,675,000 shares available under the 2003 Stock Option Plan and 269,239 shares available for issuance under the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section labeled "Certain Relationships and Related Party
    Transactions" and "Compensation of Directors" of the 2004 Proxy Statement is incorporated herein by reference.

    ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item is incorporated by reference to the section entitled "Report of the Audit Committee of the Board of Directors" of the 2004 Proxy Statement.

                             P A R T  IV

    ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K

    (a) 1. Index to Financial Statements

           The following Consolidated Financial Statements are
           included in Exhibit 13.1 and are incorporated
           herein by reference pursuant to Item 8:
                                                            Page in
                                                          Exhibit 13.1
           Consolidated Balance Sheets
           at December 31, 2003 and 2002                      2-3

           Consolidated Statements of Income
           for each of the three years in the
           period ended December 31, 2003                       4

           Consolidated Statements of Cash Flows
           for each of the three years in the period
           ended December 31, 2003                              5

           Consolidated Statements of Changes in
           Stockholders' Equity for each of the three
           years in the period ended December 31, 2003          6

           Notes to Consolidated Financial Statements        7-30

           Independent Auditors' Report                     31-32

           Report of Independent Public Accountants            33


        2. Index to Financial Statement Schedule
                                                             Page in
                                                            Form 10-K
           Schedule II Valuation and Qualifying Accounts       12
           Independent Auditors' Report on
             Supplemental Schedule                             13
           Report of Independent Public Accountants
             on Schedule II                                    14

         All other financial statement schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

        3. Index to Exhibits

              The exhibits listed in the accompanying Index to Exhibits on pages 16 through 18 of this report are filed or incorporated by reference as part of this report.

    (b)  Reports on Form 8-K

    None.

                       BIO-RAD LABORATORIES, INC,.
             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              Years Ended December 31, 2003, 2002 and 2001
                             (In thousands)


    Reserve for doubtful accounts receivable


                             Additions
                Balance at  Charged to                           Balance
                Beginning   Costs and                            at End
                 of Year     Expenses    Deductions    Other     of Year

    2003 . . .   $12,122      $4,687      $(3,831)        --     $12,978
                 =======      ======      =======      =====     =======

    2002 . . .   $11,509      $2,857      $(2,244)        --     $12,122
                 =======      ======      =======      =====     =======

    2001 . . .   $10,255      $5,200      $(3,946)        --     $11,509
                 =======      ======      =======      =====     =======

    Valuation allowance for deferred tax asset

                                         Deductions
                 Balance at              Charged to              Balance
                 Beginning               Costs and               at End
                  of Year    Additions    Expenses     Other(A)  of Year

    2003 . . . . $12,867      $1,965      $  (432)         --    $14,400
                 =======      ======      =======     =======    =======

    2002 . . . . $17,302      $1,241      $(2,342)    $(3,334)   $12,867
                 =======      ======      =======     =======    =======

    2001 . . . . $20,620      $4,959      $(2,793)    $(5,484)   $17,302
                 =======      ======      =======     =======    =======

      (A)  Valuation arising from the acquisition of PSD.

          INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE

    To the Board of Directors and Shareholders of Bio-Rad Laboratories, Inc.

    We have audited the consolidated financial statements of Bio-Rad Laboratories, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and for the years then ended, and have issued our report thereon dated March 10, 2004 (which report expresses an unqualified opinion and includes explanatory paragraphs concerning the Company's change in it's method of accounting for goodwill and intangible assets and the application of procedures relating to certain disclosures and reclassifications of consolidated financial statement amounts related to the 2001 consolidated financial statements that were audited by other auditors who have ceased operations); such consolidated financial statements and report are included in the Company's 2003 Annual Report to the Shareholders and are incorporated herein by reference. Our audit also included the 2003 and 2002 consolidated financial statement schedule of the Company, listed in Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated 2003 and 2002 financial statement schedules, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein. The financial statement schedules for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated February 4, 2002, (February 6, 2002, as to a subsequent event), that such 2001 financial statement schedules considered in relation to the 2001 basic financial statements taken as a whole (prior to the disclosures and reclassifications referred to above), presented fairly, in all material respects, the information set forth therein.




    /s/  DELOITTE & TOUCHE LLP


    San Francisco, California
    March 10, 2004

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

                                             BIO-RAD LABORATORIES, INC.

                                             By:/s/ Sanford S. Wadler
                                                ---------------------
                                                  Sanford S. Wadler
                                                      Secretary

                                             Date:   March 12, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Principal Executive Officer:

    /s/ Norman Schwartz            President and Director   March 12, 2004
        (Norman Schwartz)


    Principal Financial Officer
                                   Vice President,
    /s/ Christine A. Tsingos       Chief Financial Officer  March 12, 2004
        (Christine A. Tsingos)

    Principal Accounting Officer:

    /s/ James R. Stark             Corporate Controller     March 12, 2004
         (James R. Stark)

    Other Directors:

    /s/ James J. Bennett           Director                 March 12, 2004
         (James J. Bennett)

    /s/ Albert J. Hillman          Director                 March 12, 2004
         (Albert J. Hillman)

    /s/ Ruediger Naumann-Etienne   Director                 March 12, 2004
        (Ruediger Naumann-Etienne)

    /s/ Philip L. Padou            Director                 March 12, 2004
         (Philip L. Padou)

    /s/ Alice N. Schwartz          Director                 March 12, 2004
        (Alice N. Schwartz)

    /s/ David Schwartz             Director                 March 12, 2004
         (David Schwartz)

                       BIO-RAD LABORATORIES, INC.
                           INDEX TO EXHIBITS
                              ITEM 14(a)3

    Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed under the Securities Exchange Act of 1934."

    Exhibit No.
    ----------
    3.1       Restated Certificate of Incorporation, as of
              February 8, 2002. (1)

    3.2       Bylaws of the Registrant, as amended February 19,
              1980. (2)

    4.1 Credit Agreement dated as of September 9, 2003 among Bio-Rad Laboratories, Inc., the lenders, Bank One,
              N.A., as Administrative Agent, Wells Fargo Bank, N.A.
              And Union Bank of California, N.A., as Syndication Agents and ABN AMRO Bank N.V. and BNP Paribas, as Documentation Agents. (3)

    4.2 Pledge Amendment dated as of September 9, 2003 among Bio-Rad Laboratories, Inc., and Bank One, N.A., as contractual representative. (3)

    4.3 Security Agreement dated as of September 9, 2003 among Bio-Rad Laboratories, Inc., as Grantor and Bank One N.A., as Administrative Agent. (3)

    4.4 The Indenture dated as of August 11, 2003 for 7.50% Senior Subordinated Notes due 2013 among Bio-Rad Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as Trustee. (3)

    4.5 The Exchange and Registration Rights Agreement dated as of August 11, 2003 for 7.50% Senior Subordinated Notes due 2013. (3)

    10.4      1994 Stock Option Plan. (7)

    10.4.1 Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 28, 1998. (8)

    10.4.2 Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated December 6, 1999. (8)

    10.4.3 Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated September 19, 2000. (8)

    10.4.4 Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 25, 2001.

    10.5      Amended and Restated 1988 Employee Stock Purchase Plan.(9)

    10.5.1    Amendment to the Amended 1988 Employee Stock Purchase Plan.

    10.6 Employees' Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (11)

    10.7      2003 Stock Option Plan. (12)

    10.10 Non-competition and employment continuation agreement with James J. Bennett. (11)

    10.12 Split Dollar Life Insurance Agreement dated September 17, 1999 between the Schwartz Irrevocable Descendants Trust and Bio-Rad Laboratories, Inc. (4)

    13.1 Excerpt from Annual Report to Stockholders' for the fiscal year ended December 31, 2003, (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

    21.1      Listing of Subsidiaries.

    23.1      Consent of Independent Public Accountants.

    31.1 Certification of Chief Executive Officer Required by Rule 13a(14(a) (17 CFR 240.13a-14(a)).

    31.2 Certification of Chief Financial Officer Required by Rule 13a(14(a) (17 CFR 240.13a-14(a)).

    32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

    (3) Incorporated by reference from Exhibits to the Company's Form S-4 dated September 19, 2003.

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

    (12) Incorporated by reference from Exhibits to the Company's March 31, 2003, Form 10-Q filing dated May 13, 2003.