Form 10-Q
period 2004-03-31
BIO RAD LABORATORIES INC
filed 2004-05-07
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004.

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

       Indicate by check mark whether the registrant is an accelerated filer
       (as defined in Rule12b-2 of the Exchange Act).  Yes  X   No_____

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date--

                                                         SharesOutstanding
             Title of each Class                         at April 30, 2004

             Class A Common Stock,
              Par Value $0.0001 per share                   20,844,735

             Class B Common Stock,
              Par Value $0.0001 per share                    4,846,440

   PART I  - FINANCIAL INFORMATION



   Item 1.  Financial Statements.



                      BIO-RAD LABORATORIES, INC.

              Condensed Consolidated Statements of Income

                 (In thousands, except per share data)

                              (Unaudited)


                                             -------------------------
                                                Three Months Ended
                                                      March 31,
                                                  2004        2003
                                             -------------------------
   NET SALES                                   $ 266,645   $ 245,969
   Cost of good sold                             115,866     103,256
                                                 -------     -------
   GROSS PROFIT                                  150,779     142,713
   Selling, general and administrative expense    88,492      77,159
   Product research and development expense       25,224      21,388
   Purchased in-process research and
   development expense                               900          --
   Interest expense                                5,050       4,651
   Foreign exchange losses                           202         769
   Other (income) and expense, net                   216        (604)
                                                 -------     -------
   INCOME BEFORE TAXES                            30,695      39,350
   Provision for income taxes                     (8,717)    (12,986)
                                                 -------     -------
   NET INCOME                                  $  21,978   $  26,364
                                                 =======     =======

   Basic earnings per share:
      Net income                                  $ 0.86      $ 1.04
                                                 =======     =======
      Weighted average common shares              25,624      25,284
                                                 =======     =======
   Diluted earnings per share:
     Net income                                   $ 0.83      $ 1.01
                                                 =======     =======
     Weighted average common shares               26,444      26,057
                                                 =======     =======


   The accompanying notes are an integral part of these statements.

                     BIO-RAD LABORATORIES, INC.
                Condensed Consolidated Balance Sheets
                  (In thousands, except share data)
                             (Unaudited)

                                                      -------------------------
                                                       March 31,   December 31,
                                                          2004         2003
   ASSETS:                                            -------------------------
   Cash and cash equivalents                              $ 141,548   $ 148,642
   Accounts receivable, net                                 228,925     234,085
   Inventories, net                                         190,034     190,258
   Prepaid expenses, taxes and other current assets         102,442      97,893
                                                          ---------   ---------
   Total current assets                                     662,949     670,878
   Net property, plant and equipment                        182,964     179,123
   Goodwill, net                                             72,741      69,503
   Other assets                                              78,909      67,354
                                                          ---------   ---------
       Total assets                                         997,563     986,858
                                                          =========   =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable                                       $  57,033   $  53,995
   Accrued payroll and employee benefits                     59,761      71,650
   Notes payable and current maturities of long-term debt     8,530      10,423
   Sales, income and other taxes payable                     21,752      20,833
   Other current liabilities                                 74,120      77,425
                                                          ---------   ---------
       Total current liabilities                            221,196     234,326
   Long-term debt, net of current maturities                226,171     225,835
   Deferred tax liabilities                                  14,581      13,991
   Other long-term liabilities                               17,293      16,899
                                                          ---------   ---------
       Total liabilities                                    479,241     491,051

   STOCKHOLDERS' EQUITY:
   Preferred stock, $0.0001 par value, 7,500,000 shares
     authorized; none outstanding                                --          --
   Class A common stock, $0.0001 par value, 50,000,000
     shares authorized; outstanding - 20,819,714 at
     March 31, 2004 and 20,709,127 at December 31, 2003           2           2
   Class B common stock, $0.0001 par value, 20,000,000
     shares authorized; outstanding - 4,847,940 at
     March 31, 2004 and 4,834,290 at December 31, 2003            1           1
   Additional paid-in capital                                44,312      42,164
   Retained earnings                                        442,990     421,012
   Accumulated other comprehensive income:
     Currency translation and other                          31,017      32,628
                                                          ---------   ---------
     Total stockholders' equity                             518,322     495,807
                                                          ---------   ---------
       Total liabilities and stockholders' equity         $ 997,563   $ 986,858
                                                          =========   =========

   The accompanying notes are an integral part of these statements.

                           BIO-RAD LABORATORIES, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)
                                                      -------------------------
                                                       Three Months EndedThree
                                                            Months Ended
                                                              March 31,
                                                           2004       2003
                                                      -------------------------
   Cash flows from operating activities:
     Cash received from customers                      $ 270,680   $ 250,079
     Cash paid to suppliers and employees               (226,543)   (207,392)
     Interest paid                                        (9,360)     (8,529)
     Income tax payments                                  (9,682)    (12,537)
     Miscellaneous receipts                                2,211          99
                                                       ---------   ---------
     Net cash provided by operating activities            27,306      21,720

   Cash flows from investing activities:
     Capital expenditures, net                           (13,417)    (10,981)
     Payments for acquisitions and investments           (17,996)     (5,957)
     Net purchases of marketable securities               (2,426)     (1,049)
     Foreign currency hedges, net                           (830)     (2,741)
                                                       ---------   ---------
     Net cash used in investing activities               (34,669)    (20,728)

   Cash flows from financing activities:
     Net borrowings (repayments)under
       line-of-credit arrangements                        (2,055)      3,381
     Long-term borrowings                                     --       6,000
     Payments on long-term debt                             (117)    (13,035)
     Proceeds from issuance of common stock                2,148       1,242
                                                       ---------   ---------
     Net cash used in financing activities                   (24)     (2,412)

   Effect of exchange rate changes on cash                   293      (1,090)
                                                       ---------   ---------
   Net decrease in cash and cash equivalents              (7,094)     (2,510)
   Cash and cash equivalents at beginning of period      148,642      27,733
                                                       ---------   ---------
   Cash and cash equivalents at end of period          $ 141,548   $  25,223
                                                       =========   =========

   Reconciliation of net income to net cash provided by operating activities:

   Net income                                          $  21,978   $  26,364
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                        10,500       9,896
     Decrease in accounts receivable                       3,627       2,036
     Decrease (increase)in inventories                     1,182      (4,398)
     Decrease in other current assets                      2,476       9,120
     Increase in accounts payable and
       other current liabilities                         (17,777)    (12,309)
     Increase (decrease) in income taxes payable           8,478     (11,485)
     Other                                                (3,158)      2,496
                                                       ---------   ---------
   Net cash provided by operating activities           $  27,306   $  21,720
                                                       =========   =========



The accompanying notes are an integral part of these statements.

                         BIO-RAD LABORATORIES, INC.

           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)


   1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented. All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 2003. Certain prior year items have been reclassified to conform to the current year's presentation.

   2. INVENTORIES

   The principal components of inventories are as follows (in millions):


                                       March 31,     December 31,
                                         2004            2003
                                      ---------------------------
   Raw materials                         $ 45.7        $  38.8
   Work in process                         38.2           38.8
   Finished goods                         106.1          112.7
                                        -------        -------
                                         $190.0        $ 190.3
                                        =======        =======

   3. PROPERTY, PLANT AND EQUIPMENT

   The principal components of property, plant and equipment are as follows (in millions):
                                        March 31,    December 31,
                                          2004           2003
                                       --------------------------
   Land and improvements                  $ 9.9        $   9.9
   Buildings and leasehold
     improvements                         106.1          106.0
   Equipment                              283.8          273.1
                                        -------        -------
                                          399.8          389.0
    Accumulated depreciation             (216.8)        (209.9)
                                        -------        -------
   Net property, plant and equipment    $ 183.0        $ 179.1
                                        =======        =======

   4.   GOODWILL AND INTANGIBLES

   The Company adopted Statement of Financial Accounting Standards
   (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, which provides that goodwill is no longer subject to amortization over its useful life. Goodwill is subject to an annual assessment for impairment applying a fair-value based test.

   As part of the acquisition of the controls business of Hematronix in March 2004, (see Note 5) the Company added $3.2 million of goodwill and $9.3 million of intangible assets including in-process research and development. Other than in-process research and development, these intangible assets will be amortized over 5-7.5 years at an estimated annual amount of $1.3 million.

   5.   ACQUISITIONS AND INVESTMENTS

   In March 2004, the Company purchased for cash the controls business of Hematronix, Inc. of Plano, Texas. Bio-Rad acquired tangible and intangible assets and assumed certain liabilities for approximately $17 million. Acquired in-process research and development of $0.9 million was charged to expense in the first quarter.

   The Company purchased shares of ordinary stock of Sartorius AG, of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries for approximately $1.3 million during the three months ended March 31, 2004. The Company accounts for this investment using the cost method.

   6.   PRODUCT WARRANTY LIABILITY

   The Company warrants certain equipment against defects in design, materials and workmanship, generally for one year. Upon shipment of that equipment, the Company establishes, as part of cost of goods sold, a provision for the expected cost of such warranty.

   Components of the product warranty liability included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

                                  2004        2003
                                 ------      ------
   January 1,                  $  9.1      $   7.1
     Provision for warranty       3.3          3.0
     Actual warranty costs       (3.1)        (2.4)
                                 ------      ------
   March 31,                   $  9.3      $   7.7
                                 ======      ======

   7.      LONG-TERM DEBT

   In August, 2003, the Company sold $225.0 million principal amount of Senior Subordinated Notes due 2013. The notes pay a fixed rate of interest of 7.5% per year. During 2003, the Company also negotiated a new five-year $150 million revolving credit facility. Interest on the facility varies upon a number of factors including the duration of the specific borrowing and is based upon either the Eurodollar, the Federal Funds effective or the Company corporate-based rate.


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

   Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options of 820,000 and 773,000 shares, for the three months ended March 31, 2004 and 2003, respectively. Options to purchase 7,000 and 50,000 shares of common stock were outstanding during the three month periods ended
   March 31, 2004 and 2003 respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

   9.   STOCK OPTIONS AND PURCHASE PLANS

   Stock Option Plans
   ------------------
   The Company maintains incentive and non-qualified stock option plans for officers and certain other key employees. Under the 2003 Stock Option Plan, 306,990 shares were granted during the first quarter of 2004. Under the 1994 Stock Option Plan, 302,993 shares were granted during the first quarter of 2003. No options have been issued to non-employees.

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

   Had compensation cost for the Company's stock option and stock purchase plans been accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have been as follows (in millions, except per share data):

                                      Three Months Ended
                                           March 31,
                                    --------------------
                                       2004        2003
                                    --------------------
   Net income, as reported            $ 22.0      $ 26.4
   Deduct: Total stock based
     employee compensation expense
     determined under fair value
     methods for all awards,
     net of related tax effects          0.6           0.6
                                      ------        ------
   Pro forma net income               $ 21.4        $ 25.8
                                      ======        ======
   Earnings per share:
     Basic - as reported              $ 0.86        $ 1.04
                                      ======        ======
     Basic - pro forma                $ 0.83        $ 1.02
                                      ======        ======
     Diluted - as reported            $ 0.83        $ 1.01
                                      ======        ======
     Diluted - pro forma              $ 0.81        $ 0.99
                                      ======        ======

   For purposes of the pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. The fair value of options granted was estimated using the Black-Scholes model with the following weighted average assumptions:


                                       Three Months Ended
                                            March 31,
                                       ------------------
                                        2004        2003
                                       ------------------
   Expected volatility                   39%         37%
   Risk-free interest rate              2.73%       2.65%
   Expected life (in years)              4.3         4.2
   Expected dividend                      --          --

   The weighted average fair value of employee stock options granted during the three months ended March 31, 2004 and 2003 was $18.74 and $11.85, respectively.

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

   The Company sold 17,273 shares for $0.7 million and 18,641 shares for $0.6 million under the plan to employees for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, 251,966 shares remain authorized under the plan.

   The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions:

                               Three Months Ended
                                   March 31,
                               ------------------
                                 2004      2003
                               ------------------
   Expected volatility           20.74%    36.69%
   Risk free interest rate        0.87%     1.01%
   Expected life (in years)        .25       .25
   Expected dividend                --        --

   The weighted average fair value of those purchase rights granted during the three months ended March 31, 2004 and 2003 was $11.15 and $7.99, respectively.

   10.  FOREIGN EXCHANGE LOSSES

   Foreign exchange losses include premiums and discounts on forward foreign exchange contracts and mark-to-market adjustments on foreign exchange contracts.

   11.  OTHER INCOME AND EXPENSE

   Other (income) and expense, net includes the following components (in millions):


                                Three Months Ended
                                    March 31,
                                ------------------
                                 2004        2003
                                ------------------
   Write-down of investment    $  2.4      $   --
   Interest income               (0.6)       (0.6)
   Other                         (1.6)         --
   Total Other (income)        -------     -------
     and expense, net          $  0.2      $ (0.6)
                               =======     =======
   The quarter ended March 31, 2004 includes $2.4 million of expense for an other-than-temporary impairment of equity interest in Instrumentation Laboratory, S.p.A., which is accounted for using the cost method.

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

   The components of the Company's total comprehensive income were (in millions):


                                  Three Months Ended
                                      March 31,
                                  ------------------
                                   2004        2003
                                  ------------------
   Net income                     $ 22.0      $ 26.4
   Currency translation
     adjustments                    (3.7)        3.3
   Net unrealized holding
    gains (losses)                   2.1          --
                                  ------      ------
   Total comprehensive income     $ 20.4      $ 29.7
                                  ======      ======

   13.  SEGMENT INFORMATION

   Information regarding industry segments for the three months ended March 31, 2004 and 2003 is as follows (in millions):


                                  Life      Clinical      Other
                                 Science  Diagnostics   Operations
                                ----------------------------------
    Segment net sales    2004    $ 125.6    $ 138.9       $  2.2
                         2003    $ 117.5    $ 126.1       $  2.4

    Segment profit       2004    $  15.0    $  16.4       $   --
                         2003    $  21.6    $  18.8       $  0.3

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

   Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before taxes (in millions):

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                        2004     2003
                                      ------------------
   Total segment profit               $ 31.4   $ 40.7
   Foreign exchange losses              (0.2)    (0.8)
   Net corporate operating,
     interest and other income
     and expense not allocated
     to segments                        (0.3)    (1.1)
   Other income and (expense),net       (0.2)     0.6
                                      -------  -------
   Consolidated income before taxes   $ 30.7   $ 39.4
                                      =======  =======

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


   Item 2.   Management's  Discussion and Analysis of
             Results of Operations and Financial Condition.

   This discussion should be read in conjunction with the information contained in both the Company's Consolidated Financial Statements for the year ended December 31, 2003 and this report for the quarter ended March 31, 2004.

   Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to the Company's future financial performance, operating results, plans and objectives that involve risk and uncertainties. We have based these forward looking statements on our current expectations and projections about future events. However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including among other things: our ability to successfully develop and market new products; our reliance on and access to necessary intellectual property; our ability to service our debt; competition in and government regulation of the industries in which we operate; and the monetary policies of various countries. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

   Overview. We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products. Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics. We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, industry, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components. Because our customers require replication of results from experiments and tests, we estimate that approximately 70% of our revenues are recurring. Approximately 32% of our first quarter 2004 consolidated net sales are from the United States and approximately 68% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling. As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffers when the dollar strengthens in relation to other currencies. Currency fluctuations benefited our consolidated sales expressed in US dollars in the current quarter ended March 31, 2004 as well as the prior period.

   On a currency neutral basis, the diagnostic market is growing in the 3% range comprised of specialty areas experiencing significant growth offset by flat to declining growth in the routine testing market. Pricing for routine diagnostic tests is impacted by declining reimbursement schedules particularly in the US, Japan and Germany.

   The ambient growth of the life science market is currently about 5% on a currency neutral basis. Some spending on government sponsored research has slowed or is being deferred especially in the US and Japan. Large capital instrumentation systems continue to lag with reagents leading the average. The market for BSE tests continues to be very dynamic as established countries consolidate testing resulting in competitive pricing pressures and lower selling prices. Growth in BSE testing will come from opening new testing markets.

   The following shows gross profit and expense items as a percentage of net sales:



                                                Three Months     Year Ended
                                               Ended March 31,  December 31,
                                               -----------------------------
                                                2004     2003       2003
                                               -----------------------------
   Net sales                                    100.0   100.0      100.0
    Cost of goods sold                           43.5    42.0       43.7
                                                -----   -----      -----
   Gross profit                                  56.5    58.0       56.3
   Selling, general and administrative expense   33.2    31.4       32.4
   Product research and development expense       9.5     8.7        9.4
   Net income                                     8.2    10.7        7.6

   Critical Accounting Policies

   As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company has identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, and valuation of inventories as the accounting policies critical to the operations of the Company. For a full discussion of these policies, please refer to the Form 10-K.

                Three Months Ended March 31, 2004 Compared to
                ---------------------------------------------
                      Three Months Ended March 31, 2003
                      ---------------------------------

   Corporate Results -- Sales, Margins and Expenses

   Net sales (sales) in the first quarter of 2004 rose 8.4% to $266.6 million from $246.0 million in the first quarter of 2003. The positive impact to sales from a weakening US dollar represented $22.4 million. For the Company in total, on a currency neutral basis, sales remained essentially flat compared to the prior quarter. The Clinical Diagnostics segment sales grew by 10% to $138.9 million, before adjustment to a currency neutral basis, while the Life Science segment sales grew 7%. Each segment benefited by approximately 9% as a result of weakening US dollar on a comparative basis. Clinical Diagnostics sales experienced sales growth for its quality control product line while sales declined in its blood Virus product line, in part due to a large first quarter 2003 bulk shipment absent from the current quarter. Life Science sales experienced growth in its multiplex immunoassays, image analysis and expression proteomic reagents and apparatus. Sales declined for the food science products as average selling prices declined in the very competitive BSE market and sales volume decreased for the segment's confocal microscopy products.

   Consolidated gross margins were 56.5% for the first quarter of 2004 compared to 58.0% for the first quarter of 2003 and 56.3% for all of 2003. Clinical Diagnostics gross margin remained unchanged when compared to the first quarter of 2003. Life Science gross margins declined in part due to lower average selling prices for the Company's BSE tests, which have been under competitive pricing pressure for several quarters. The Company has lowered the average selling price on these tests to retain its leading market share. Remaining declines in Life Science are due to a mix of higher royalty expenses and increased unfavorable manufacturing variances, due in part to the first quarter relocation of Life Science manufacturing into new facilities.

   Selling, general and administrative expenses (SG&A) represented 33.2% of sales for the first quarter of 2004 compared to 31.4% of sales in the prior period. Both the Clinical Diagnostics and Life Science segments increased SG&A spending at growth rates similar to the Company's growth rate. Increased spending reflects higher costs for facilities, professional services for information technology improvements and other infrastructure investments and personnel costs.

   Product research and development expense increased 17.9% to $25.2 million in the first quarter of 2004 compared to the prior quarter excluding $0.9 million of expense for acquired in-process research and development in the current quarter. Both Life Science and Clinical Diagnostics each increased their research and development expenditures by near equivalent amounts in absolute dollars. Areas of development for the Company are proteomics, process chromatography, food safety, new diagnostic tests and expanded quality control systems.

   Corporate Results- Other Items

   Interest expense increased from the prior year by 8.6%. This increase is the net effect of the Company increasing its average indebtedness from $112 million in the first quarter of 2003 to $235 million for the first quarter of 2004. During the second half of 2003, the Company refinanced all of its debt, represented largely by its 11-5/8% bonds, and replaced it with new 7.5% bonds. This has brought about a significant drop in the average borrowing rate.

   Exchange gains and losses consist of the premiums and discounts on forward foreign exchange contracts used to hedge against future movements in intercompany accounts receivable and accounts payable, and the revaluation of intercompany accounts receivable and payable where the cost of hedging is prohibitive or a cost effective market does not exist.

   Other income and expense for the first quarter of 2004 includes higher interest income on cash balances of approximately $140 million representing the net proceeds from the $225 million bond financing which have not been fully employed for an acquisition or other corporate needs. The Company also received a payment on the divestiture of product know-how which was transacted in a prior period, but was considered contingent at the time. These items were offset as the Company recorded a $2.4 million write-down of an investment due to a recapitalization.

   The Company's effective tax rate was 28% and 33% for the three month periods ended March 31, 2004 and 2003 respectively. The rate decline is principally the result of tax planning opportunities resulting from increased foreign profitability. Should legislation which the Company relied on to effect the lower rate remain unchanged the benefit is expected to last approximately 5 years.

   As of March 31, 2004, the Company had available $141.5 million in cash and cash equivalents, $30.2 million under international lines of credit and $150.0 million under the restated and amended Revolving Credit Facility. Management believes that the availability, together with cash flow from operations, will be adequate to meet the Company's current objectives for operations, research and development, capital additions for plant, equipment and systems and an acquisition or acquisitions with a total value of approximately $200 million.

   Net cash provided by operations was $27.3 million and $21.7 million for the period ending March 31, 2004 and 2003, respectively. The Company's continued profitability, lack of excessive additional operating asset requirements, and lower tax rates have all contributed to the improvement in cash flow from operations on a comparative basis.

   At March 31, 2004, consolidated accounts receivable were $228.9 million, a decrease of $5.2 million from December 31, 2003. The decline represents both an impact from foreign currency, as the March 31, 2004 rate of the Euro declined when compared to year-end, and the essentially flat currency neutral sales.

   At March 31, 2004, consolidated net inventories remained virtually unchanged from December 31, 2003. Included in the reported amount is approximately $2.6 million attributable to the acquisition of the controls business of Hematronix. There was no substantial change in the mix of inventory held by operating segments.

   Net capital expenditures totaled $13.4 million for the first quarter of 2004 compared to $11.0 million for the same period of 2003. Capital expenditures represent the Company's investment in business systems, data communication, the addition and replacement of production machinery equipment and facility additions and leasehold improvements. All periods include reagent rental equipment placed with Clinical Diagnostics customers who then commit to purchase reagents for use.

   The Company continues to review possible acquisitions to expand both its Life Science and Clinical Diagnostics segments. The Company routinely meets with the principals or brokers of the subject companies. Should the Company make a material acquisition it would most likely require an increase in borrowed funds.

   The Board of Directors has authorized the Company to repurchase up to $18 million of the Company's common stock over an indefinite period of time. Through March 31, 2004, the Company has cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million. The Company's credit agreements restrict the Company's ability to repurchase its own stock. There were no share repurchases made during 2003 or 2004. The repurchase is designed to both satisfy the Company's obligations under the employee stock purchase and stock option plans and to improve shareholder value.

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk

   During the three months ended March 31, 2004, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

   PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders.

   At the Company's annual meeting of stockholders on April 27, 2004, the following individuals were reelected to the Board of Directors:

                                Class of
                               Common Stock     Votes           Votes
                               Elected From      For          Withheld
   ---------------------------------------------------------------------
   James J. Bennett              Class B        4,728,670          2,042
   Albert J. Hillman             Class A       11,739,259      5,151,547
   Ruediger Naumann-Etienne      Class B        4,728,710          2,002
   Philip L. Padou               Class A       15,441,433      1,449,373
   Alice N. Schwartz             Class B        4,729,726            986
   David Schwartz                Class B        4,729,726            986
   Norman Schwartz               Class B        4,729,766            946

   The following proposals were approved at the Company's annual meeting:

                                          Votes     Votes
                                           For     Against  Abstentions
  ----------------------------------------------------------------------

   Ratification of Deloitte  &  Touche
   LLP as the Company's independent
   auditors                             6,380,376     39,040     376


   Amend the Certificate Of Incorporation
      A Shares                         15,780,321  1,080,823  29,662
      Total Shares                      6,305,968    110,808   3,016


   The foregoing matters are described in detail on pages 5, 6, 19, 20 and 21 of the Company's definitive Proxy Statement dated March 31, 2004, filed with the Securities and Exchange Commission and incorporated herein by reference.


   Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

   The following documents are filed as part of this report:

   Exhibit No.
   -----------
   22.1 Proxy Statement dated March 31, 2004, pages 5, 6, 19, 20 and 21 (definitive form filed March 26, 2004, and incorporated by reference).
   31.1    Chief Executive Officer Section 302 Certification
   31.2    Chief Financial Officer Section 302 Certification
   32.1    Chief Executive Officer Certification pursuant to 18 U.S.C.
   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   32.2    Chief Financial Officer Certification pursuant to 18 U.S.C.
   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K

   Bio-Rad filed a current report on Form 8-K with the SEC on February 12, 2004, announcing its results of operations and financial condition as of and for the fourth quarter and fiscal year ended December 31, 2003.

                               SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                             BIO-RAD LABORATORIES, INC.
                                   (Registrant)



   Date:  May 7, 2004           /s/ Christine A. Tsingos
          -----------          -------------------------------------
                               Christine A. Tsingos, Vice President,
                               Chief Financial Officer



   Date:  May 7, 2004           /s/ Sanford S. Wadler
          -----------          ------------------------------------
                               Sanford S. Wadler, Vice President,
                               General Counsel and Secretary