Form 10-Q
period 2004-06-30
BIO RAD LABORATORIES INC
filed 2004-08-06
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

       X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004.

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

                                                         Shares Outstanding
             Title of each Class                         at July 30, 2004

             Class A Common Stock,
              Par Value $0.0001 per share                   20,904,467

             Class B Common Stock,
              Par Value $0.0001 per share                    4,844,440

     PART I  - FINANCIAL INFORMATION

    Item 1.  Financial Statements.

                                      BIO-RAD LABORATORIES, INC.

                               Condensed Consolidated Statements of Income
                                 (In thousands, except per share data)
                                              (Unaudited)

                                                     ----------------------------------------
    <caption>                                         Three Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                        2004      2003       2004      2003
                                                     ----------------------------------------
    NET SALES                                        $260,546   $239,325   $523,295  $479,723
    Cost of goods sold                                110,885    104,265    224,370   203,985
                                                     --------   --------   --------  --------
    GROSS PROFIT                                      149,661    135,060    298,925   275,738

    Selling, general and administrative expense        90,199     76,947    177,256   152,269
    Product research and development expense           25,545     21,990     49,878    42,601
    Purchased in-process research and development
      expense                                              --         --        900        --
    Interest expense                                    4,919      3,696      9,969     8,347
    Foreign exchange losses                               545        554        747     1,323
    Other (income) and expense, net                      (866)      (880)      (650)   (1,484)
                                                     --------   --------   --------  --------
    INCOME FROM CONTINUING OPERATIONS BEFORE TAXES     29,319     32,753     60,825    72,682
    Provision for income taxes                          9,048     10,834     17,934    24,050
                                                     --------   --------   --------  --------
    INCOME FROM CONTINUING OPERATIONS                  20,271     21,919     42,891    48,632
                                                     --------   --------   --------  --------
    DISCONTINUED OPERATIONS
    Loss from discontinued operations (net of tax)       (845)      (963)    (1,487)   (1,312)
    Gain on divestiture (net of tax)                    3,437         --      3,437        --
                                                     --------   --------   --------  --------
    TOTAL INCOME (LOSS) FROM DISCONTINUED
       OPERATIONS                                       2,592       (963)     1,950    (1,312)
                                                     --------   --------   --------  --------
    NET INCOME                                       $ 22,863   $ 20,956   $ 44,841  $ 47,320
                                                     ========   ========   ========  ========

    Basic earnings per share:
       Continuing operations                         $   0.79   $   0.86   $   1.67  $   1.92
       Discontinued operations                           0.10      (0.03)      0.08     (0.05)
                                                     --------   --------   --------  --------
       Net income                                    $   0.89   $   0.83   $   1.75  $   1.87
                                                     ========   ========   ========  ========
       Weighted average common shares                  25,699     25,386     25,662    25,336
                                                     ========   ========   ========  ========
    Diluted earnings per share:
      Continuing operations                          $   0.76   $   0.83   $   1.62  $   1.86
      Discontinued operations                            0.10      (0.03)      0.07     (0.05)
                                                     --------   --------   --------  --------
      Net income                                     $   0.86   $   0.80   $   1.69  $   1.81
                                                     ========   ========   ========  ========
      Weighted average common shares                   26,504     26,341     26,474    26,214
                                                     ========   ========   ========  ========

    The accompanying notes are an integral part of these statements.

    </table>                        1

                            BIO-RAD LABORATORIES, INC.
                       Condensed Consolidated Balance Sheets
                         (In thousands, except share data)
                                    (Unaudited)
                                                      -------------------------
                                                         June 30,  December 31,
                                                           2004       2003
                                                      -------------------------
   ASSETS:
   Cash and cash equivalents                            $  155,329  $ 148,642
   Accounts receivable, net                                234,003    234,085
   Inventories, net                                        188,564    190,258
   Prepaid expenses, taxes and other current assets         82,491     97,893
                                                         ---------  ---------
       Total current assets                                660,387    670,878
   Net property, plant and equipment                       186,233    179,123
   Goodwill, net                                            72,741     69,503
   Purchased intangibles                                    33,149     12,251
   Other assets                                             70,250     55,103
                                                         ---------  ---------
       Total assets                                     $1,022,760  $ 986,858
                                                         =========  =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable                                     $   67,340  $  53,995
   Accrued payroll and employee benefits                    59,464     71,650
   Notes payable and current maturities of long-term debt    9,987     10,423
   Sales, income and other taxes payable                    12,634     20,833
   Other current liabilities                                61,712     77,425
                                                         ---------  ---------
       Total current liabilities                           211,137    234,326
   Long-term debt, net of current maturities               226,098    225,835
   Deferred tax liabilities                                 15,962     13,991
   Other long-term liabilities                              25,043     16,899
                                                         ---------  ---------
       Total liabilities                                   478,240    491,051


   STOCKHOLDERS' EQUITY:
   Preferred stock, $0.0001 par value, 7,500,000 shares
     authorized; none outstanding                               --         --
   lass A common stock, $0.0001 par value, 80,000,000
     shares authorized; outstanding -  20,876,552
     at June 30, 2004 and 50,000,000 shares authorized;
     outstanding- 20,709,127 at December 31, 2003                2          2
   Class B common stock, $0.0001 par value, 20,000,000
     shares authorized; outstanding- 4,844,740 at
     June 30, 2004 and 4,834,290 at December 31, 2003            1          1
   Additional paid-in capital                               45,677     42,164
   Retained earnings                                       465,853    421,012
   Accumulated other comprehensive income:
     Currency translation and other                         32,987     32,628
                                                         ---------  ---------
     Total stockholders' equity                            544,520    495,807
                                                         ---------  ---------
       Total liabilities and stockholders' equity       $1,022,760  $ 986,858
                                                         =========  =========

       The accompanying notes are an integral part of these statements.
                                    2

                          BIO-RAD LABORATORIES, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)
                                                      -------------------------
                                                            Six Months Ended
                                                                June 30,
                                                            2004       2003
                                                       ------------------------
    Cash flows from operating activities:
      Cash received from customers                      $ 517,385   $ 499,425
      Cash paid to suppliers and employees               (440,664)   (409,833)
      Interest paid                                        (9,866)     (9,164)
      Income tax payments                                 (20,860)    (31,632)
      Miscellaneous receipts                                3,568        (149)
      Discontinued operations                              (2,019)     (2,055)
                                                        ---------   ---------
      Net cash provided by operating activities            47,544      46,592

    Cash flows from investing activities:
      Capital expenditures, net                           (29,057)    (25,368)
      Payments for acquisitions and investments           (27,540)         --
      Proceeds from divestitures                           19,775          --
      Payments on the purchase of intangible assets        (6,000)         --
      Net purchases of marketable securities               (1,811)     (2,168)
      Foreign currency economic hedges, net                  (802)     (6,783)
                                                        ---------   ---------
      Net cash used in investing activities               (45,435)    (40,276)

    Cash flows from financing activities:
      Net borrowings (repayments) under
        line-of-credit arrangements                           (48)      2,924
      Long-term borrowings                                     --      10,835
      Payments on long-term debt                             (212)    (18,109)
      Proceeds from issuance of common stock                3,513       3,078
                                                        ---------   ---------
      Net cash provided by (used in) financing activities   3,253      (1,272)

    Effect of exchange rate changes on cash                 1,325      (3,949)
                                                        ---------   ---------
    Net increase in cash and cash equivalents               6,687       1,095
    Cash and cash equivalents at beginning of period      148,642      27,733
                                                        ---------   ---------
    Cash and cash equivalents at end of period          $ 155,329   $  28,828
                                                        =========   =========

    Reconciliation of net income to net cash provided by operating activities:
    Income from continuing operations                   $  42,891   $  48,632
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                        22,881      20,495
      Decrease in accounts receivable                      (5,008)     15,123
      Increase in inventories                              (4,603)    (11,065)
      (Increase) decrease in other current assets          14,334      (6,743)
      Decrease in accounts payable and
        other current liabilities                         (24,499)    (20,571)
      Increase (decrease) in income taxes payable             236     (13,875)
      Other                                                 2,799      15,908
                                                        ---------   ---------
    Net cash provided by continuing operations             49,031      47,904
     Discontinued operations                               (1,487)     (1,312)
                                                        ---------   ---------
    Net cash provided by operating activities           $  47,544   $  46,592
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

      2.   INVENTORIES

      The principal components of inventories are as follows (in millions):

                                           June 30,    December 31,
                                             2004           2003
                                          --------      --------
      Raw materials                       $   45.8      $   38.8
      Work in process                         36.1          38.8
      Finished goods                         106.7         112.7
                                          --------      --------
                                          $  188.6      $  190.3
                                          ========      ========

      3.   PROPERTY, PLANT AND EQUIPMENT

      The principal components of property, plant and equipment are as follows (in millions):
                                           June 30,    December 31,
                                              2004          2003
                                          --------      --------
      Land and improvements               $    9.9      $    9.9
      Buildings and leasehold
        improvements                         108.0         106.0
      Equipment                              287.7         273.1
                                          --------      --------
                                             405.6         389.0
      Accumulated depreciation              (219.4)       (209.9)
                                          --------      --------
      Net property, plant and equipment   $  186.2      $  179.1
                                          ========      ========

      4.   GOODWILL AND INTANGIBLES

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, which provides that goodwill is no longer subject to amortization over its useful life. Goodwill is subject to an annual assessment for impairment applying a fair-value based test.

      As part of the acquisition of the controls business of Hematronix in March 2004, (see Note 5) the Company added $3.2 million of Goodwill and $9.3 million of intangible assets including in-process research and development. Other than in-process research and development, these intangible assets will be amortized over 5-
      7.5 years at an estimated annual amount of $1.3 million.

      In June 2004, the Company purchased $14.0 million of intangible assets related to licensing agreements. The Company paid $6.0 million upon acquisition and will pay the remaining $8.0 million over the next two years. These intangible assets will be amortized over 15.5 years at an estimated annual amount of $0.9 million.

      5.   ACQUISITIONS AND INVESTMENTS

      In March 2004, the Company purchased for cash the controls business of Hematronix, Inc. of Plano, Texas. Bio-Rad acquired tangible and intangible assets and assumed certain liabilities for approximately $17 million. Acquired in-process research and development of $0.9 million was charged to expense in the first quarter.

      During the first six months of 2004, the Company invested an additional $10.9 million in Sartorius AG ("Sartorius"), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. At June 30, 2004, the Company owned approximately 21% of the outstanding voting shares of Sartorius. The Sartorius family trust and Sartorius family members hold approximately 60% of the outstanding voting shares. Bio-Rad does not have any representative or designee on Sartorius' board of directors, nor does it have any other influence over the operating and financial policies of Sartorius. Therefore, the Company accounts for this investment using the cost method.

      In June 2004, the Company signed a letter of intent to acquire MJ GeneWorks, Inc. and its subsidiaries. MJ GeneWorks is the parent company of MJ Research, Inc. of Waltham, Massachusetts, a biotechnology company specializing in thermal cycling instrumentation and reagents used to amplify DNA. Under the proposed agreement, Bio-Rad will acquire tangible and intangible assets for approximately $47 million in cash and assume certain liabilities. The acquisition is subject to completion of a definitive purchase agreement which has not been completed as of the date of this filing.

      6.   DISCONTINUED OPERATIONS

      On May 31, 2004, the Company sold a group of assets and transferred certain liabilities that comprise a substantial portion of the Company's confocal microscopy product line to Carl Zeiss Jena GMBH. Proceeds received were $19.8 million and costs included net assets of $5.7 million, lease settlements of $6.7 million and severance, legal and other costs of $1.7 million resulting in a pre-tax gain of $5.7 million. Payments on the lease liability will continue until 2008. All other costs should be settled by December 31, 2004.

      As required by SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," with the disposition of this asset group, the sales and expenses related to this product line for current and prior periods results have been reclassified as a separate line on the income statement titled "Discontinued Operations."

      The discontinued operations generated net sales of $2.4 million and $4.2 million for the three months ended June 30, 2004, and 2003.
      Net sales for the six months ended June 30, 2004 and 2003 were $6.3 million and $9.8 million, respectively. The pre-tax operating losses attributable to the discontinued operations for the three months ended for June 30, 2004 and 2003 were $1.2 million and $1.5 million, respectively. The pre-tax operating losses attributable to the discontinued operations for the six months ended June 30, 2004 and 2003 were $2.0 million and $2.1 million, respectively.

      7.   PRODUCT WARRANTY LIABILITY

      The Company warrants certain equipment against defects in design, materials and workmanship, generally for one year. Upon shipment of that equipment, the Company establishes, as part of cost of goods sold, a provision for the expected cost of such warranty.

      Components of the product warranty liability included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

                                             2004        2003
                                            ------      ------
         January 1,                         $  9.1      $  7.1
            Provision for warranty             5.5         5.8
            Actual warranty costs             (6.4)       (4.6)
                                            ------      ------
         June 30,                           $  8.2      $  8.3
                                            ======      ======

      8.   LONG-TERM DEBT

      In August 2003, the Company sold $225.0 million principal amount of Senior Subordinated Notes due 2013. The notes pay a fixed rate of interest of 7.5% per year. During 2003, the Company also negotiated a new five-year $150 million revolving credit facility. Interest on the facility varies based upon a number of factors including the duration of the specific borrowing and is based upon either the Eurodollar, the Federal Funds effective or the Company corporate-based rate.

      9.   EARNINGS PER SHARE

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

      Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options to purchase 805,000 and 955,000 shares for the three months ended June 30, 2004 and 2003, respectively. Options to purchase 5,000 shares of common stock were outstanding during the three month period ended June 30, 2004, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. There were no anti-dilutive options for the three months ended June 30, 2003.

      Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options to purchase 812,000 and 878,000 shares for the six months ended June 30, 2004 and 2003, respectively. There were 4,000 anti-dilutive options for the six months ended June 30, 2004. There were no anti-dilutive options for the six months ended June 30, 2003.

      10.  STOCK OPTIONS AND PURCHASE PLANS

      Stock Option Plans
      ------------------

      The Company maintains incentive and non-qualified stock option plans for officers and certain other key employees. Under the 2003 Stock Option Plan, options to purchase 306,990 shares were granted during the six months ended June 30, 2004. Under the 1994 Stock Option Plan, options to purchase 302,993 shares were granted during the six months ended June 30, 2003. No options have been issued to non-employees.

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

      Had compensation cost for the Company's stock option and stock purchase plans been accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have been as follows (in millions, except per share data):

                                            Three Months          Six Months
                                            Ended June 30,      Ended June 30,
                                           2004      2003      2004      2003
                                          ------    ------    ------    ------
      Net income, as reported             $ 22.9    $ 21.0    $ 44.8    $ 47.3
      Deduct: Total stock based employee
       compensation expense determined
       under fair value methods for all
       awards, net of related tax effects    0.6       0.7       1.2       1.2
                                          ------    ------    ------    ------
      Pro forma net income                  22.3      20.3      43.6      46.1

      Earnings per share:
       Basic - as reported                $ 0.89    $ 0.83    $ 1.75    $ 1.87
                                          ======    ======    ======    ======
       Basic - pro forma                  $ 0.87    $ 0.80    $ 1.70    $ 1.82
                                          ======    ======    ======    ======

      Diluted - as reported               $ 0.86    $ 0.80    $ 1.69    $ 1.81
                                          ======    ======    ======    ======
      Diluted - pro forma                 $ 0.84    $ 0.77    $ 1.65    $ 1.76
                                          ======    ======    ======    ======

      For purposes of the pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. There were no options granted during the three month periods ended June 30, 2004 and 2003. The fair value of options granted was estimated using the Black-Scholes model with the following weighted average assumptions:

                                             Six Months
                                            Ended June 30,
                                           2004      2003
                                          ------    ------
      Expected volatility                    39%       37%
      Risk-free interest rate              2.73%     2.65%
      Expected life (in years)              4.3       4.2
      Expected dividend                      --        --

      The weighted average fair value of employee stock options granted during the six months ended June 30, 2004 and 2003 was $18.74 and $11.85, respectively.

      Employee Stock Purchase Plan
      ----------------------------

      The Company has an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of shares of the Company's Class A common stock. The employees' purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter. No compensation expense is recorded in connection with the plan. The Company has authorized the sale of 1,890,000 shares of common stock under the plan.

      The Company sold 14,729 shares for $0.7 million and 17,257 shares for $0.5 million under the plan to employees for the three months ended June 30, 2004 and 2003, respectively. The Company sold 32,002 shares for $1.5 million and 35,898 shares for $1.1 million under the plan to employees for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, 237,237 shares remain authorized under the plan.

      The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions:

                                            Three Months          Six Months
                                            Ended June 30,      Ended June 30,
                                           2004      2003      2004      2003
                                          ------    ------    ------    ------
      Expected volatility                 19.55%    51.91%    20.02%    45.22%
      Risk free interest rate              0.93%     1.03%     0.90%     1.02%
      Expected life (in years)             0.25      0.25      0.25      0.25
      Expected dividend                      --        --        --        --

      The weighted average fair value of those purchase rights granted during the three months ended June 30, 2004 and 2003 was $10.69 and $8.73, respectively. The weighted average fair value of those purchase rights granted during the six months ended June 30, 2004 and 2003 was $10.89 and $8.39, respectively.

      11.  FOREIGN EXCHANGE LOSSES

      Foreign exchange losses include premiums and discounts on forward foreign exchange contracts and mark-to-market adjustments on foreign exchange contracts.

      12.  OTHER INCOME AND EXPENSE

      Other (income) and expense, net includes the following components (in millions):

                                            Three Months          Six Months
                                            Ended June 30,      Ended June 30,
                                           2004      2003      2004      2003
                                          ------    ------    ------    ------

      Write-down of investment            $   --    $   --    $  2.4    $   --
      Interest income                       (0.4)     (0.5)     (1.0)     (1.1)
      Other                                 (0.5)     (0.4)     (2.1)     (0.4)
      Total other (income)                ------    ------    ------    ------
       and expense, net                   $ (0.9)   $ (0.9)   $ (0.7)   $ (1.5)
                                          ======    ======    ======    ======

      The six months ended June 30, 2004 includes $2.4 million of expense for an other-than-temporary impairment of equity interest in Instrumentation Laboratory, S.p.A., which is accounted for using the cost method.

      13.  COMPREHENSIVE INCOME

      SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", foreign currency translation adjustments accounted for under SFAS No. 52, "Foreign Currency Translation" and minimum pension liability adjustments made pursuant to SFAS No. 87, "Employers' Accounting for Pensions."

      The components of the Company's total comprehensive income were (in millions):

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                           2004      2003      2004      2003
                                          ------    ------    ------    ------
      Net income, as reported             $ 22.9    $ 21.0    $ 44.8    $ 47.3
      Currency translation
        adjustments                          0.3      11.1      (3.3)     14.5
      Net unrealized holding gains           2.3       0.7       4.4       0.6
                                          ------    ------    ------    ------
      Total comprehensive income          $ 25.5    $ 32.8    $ 45.9    $ 62.4
                                          ======    ======    ======    ======

      14.  SEGMENT INFORMATION

      Information regarding industry segments for the three months ended June 30, 2004 and 2003 is as follows (in millions):

                                           Life       Clinical       Other
                                         Science     Diagnostics   Operations
                                         -------     -----------   ----------
      Segment net sales         2004     $ 113.9         $ 144.4      $   2.3
                                2003     $ 110.1         $ 127.3      $   1.9

      Segment profit(loss)      2004     $  11.9         $  18.0      $    --
                                2003     $  17.4         $  15.7      $  (0.1)


      Information regarding industry segments for the six months ended June 30, 2004 and 2003 is as follows (in millions):

                                           Life       Clinical       Other
                                         Science     Diagnostics   Operations
                                         -------     -----------   ----------
      Segment net sales         2004     $ 235.5         $ 283.3      $ 4.5
                                2003     $ 222.0         $ 253.4      $ 4.3

      Segment profit            2004     $  27.7         $  34.4      $  --
                                2003     $  39.6         $  34.5      $ 0.1

      Segment results are presented in the same manner as the Company presents its operations internally to make operating decisions and assess performance. Net corporate operating income (expense) consists of receipts and expenditures that are not the primary responsibility of segment operating management.

      Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income from continuing operations before taxes (in millions):

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                           2004      2003      2004      2003
                                          ------    ------    ------    ------
      Total segment profit                 $29.9     $33.0     $62.1     $74.2
      Foreign exchange losses               (0.5)     (0.6)     (0.7)     (1.3)
      Net corporate operating,
        interest and other income and
        expense not allocated to segments   (1.0)     (0.5)     (1.3)     (1.7)
      Other income and (expense),net         0.9       0.9       0.7       1.5
      Consolidated income before taxes    ------    ------    ------    ------
        from continuing operations         $29.3     $32.8     $60.8     $72.7
                                          ======    ======    ======    ======

      15.  LEGAL PROCEEDINGS

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

      Item 2.   Management's  Discussion and Analysis of
                Results of Operations and Financial Condition.

      This discussion should be read in conjunction with the information contained in both the Company's Consolidated Financial Statements for the year ended December 31, 2003 and this report for the quarter ended June 30, 2004.

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

      Overview. We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products. Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics. We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, industry, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components. Because our customers require replication of results from experiments and tests, we estimate that approximately 70% of our revenues are recurring. Approximately 36% of our second quarter 2004 consolidated net sales are from the United States and approximately 64% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling. As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffers when the dollar strengthens in relation to other currencies. Currency fluctuations benefited our consolidated sales expressed in US dollars in the current quarter ended June 30, 2004 as well as the prior period.

      On a currency neutral basis, the diagnostic market is growing around 3% comprised of specialty areas experiencing significant growth offset by flat to declining growth in the routine testing market. Pricing for routine diagnostic tests is impacted by declining reimbursement schedules particularly in the US, Japan and Germany.

      The ambient growth of the life science market is currently about 5% on a currency neutral basis. Some spending on government sponsored research has slowed or is being deferred especially in the US and Japan. Large capital instrumentation systems continue to lag the ambient growth rate while reagents are rising faster than that average. The market for BSE tests continues to be very dynamic as established countries consolidate testing resulting in competitive pricing pressures and lower selling prices. We anticipate that growth in BSE testing will come from the opening of new testing markets.

      The following shows gross profit and expense items as a percentage of net sales:

                                    Three Months     Six Months    Year Ended
                                   Ended June 30,  Ended June 30,  December 31,
                                    2004    2003    2004    2003       2003
                                   -----   -----   -----   -----      -----
      Net sales                    100.0   100.0   100.0   100.0      100.0
       Cost of goods sold           42.6    43.6    42.9    42.5       43.2
                                   -----   -----   -----   -----      -----
      Gross profit                  57.4    56.4    57.1    57.5       56.8
      Selling, general and
        administrative expense      34.6    32.2    33.9    31.7       32.4
      Product research and
        development expense          9.8     9.2     9.5     8.9        9.3
      Income from continuing
        operations                   7.8     9.2     8.2    10.1        7.9
      Discontinued operations        1.0    (0.4)    0.4    (0.2)      (0.1)
      Net income                     8.8     8.8     8.6     9.9        7.8

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

                  Three Months Ended June 30, 2004 Compared to
                        Three Months Ended June 30, 2003
                        --------------------------------

      Corporate Results -- Sales, Margins and Expenses

      Net sales (sales) in the second quarter of 2004 rose 8.9% to $260.5 million from $239.3 million in the second quarter of 2003. The positive impact to sales from a weakening US dollar represented $11.2 million. For the Company in total, on a currency neutral basis, sales grew 4.2% compared to the prior year's quarter. The Clinical Diagnostics segment sales grew by 13.4% to $144.4 million, before adjustment to a currency neutral basis, while the Life Science segment sales grew 3.4%. On a currency neutral basis, Clinical Diagnostics sales growth was 8.8%, while Life Science sales declined 1.3%. Clinical Diagnostics sales were driven by its quality control product line and to a lesser extent its diabetes and blood virus products. While quality control products did benefit from the recent Hematronix acquisition, greater than half of its
      growth came from existing products.   Life Science sales experienced
      growth in its multiplex protein array technology, amplification reagents, and electrophoresis product lines. Sales declined for the food science products as average selling prices declined in the very competitive BSE market, but at a slower rate. The Company was recently awarded contracts to provide tests to the US market for enhanced surveillance testing.

      Consolidated gross margins were 57.4% for the second quarter of 2004 compared to 56.4% for the second quarter of 2003 and 56.8% for all of 2003. Both Life Science and Clinical Diagnostics gross margins increased when compared to the second quarter of 2003. Life Science margin improvements are attributable to product sales mix and lower customer support costs on the segment's BSE product line. Clinical Diagnostics margins improvements are attributable to product sales mix and, to a lesser extent, lower compliance costs and the selective termination of some older products.

      Selling, general and administrative expenses (SG&A) represented 34.6% of sales for the second quarter of 2004 compared to 32.2% of sales for the second quarter of 2003. The Company experienced significant growth in the rate of spending for advertising, facilities and professional services for information technology, legal and financial services associated with intellectual property rights and government compliance.

      Product research and development expense increased 16.1% to $25.5 million in the second quarter of 2004 compared to the prior quarter. Both Life Science and Clinical Diagnostics increased their research and development expenditures in absolute dollars. Areas of development for the Life Science segment are proteomics, process chromatography, and food safety. Diagnostic development efforts are focused on expanded tests for its recently announced Bioplex 2200 testing platform, molecular diagnostic tests and expanded software data management product offerings for its quality control product line.

      Corporate Results - Other Items

      Interest expense increased from the prior year by 33%. The increase is the net effect of the Company increasing its average indebtedness from $112.1 million at June 30, 2003 to $236.0 million at June 30, 2004. The Company refinanced all of its debt in the second half of 2003, increasing the amount borrowed with more favorable terms, which included a longer term to maturity and a lower interest rate.

      Exchange gains and losses consist of foreign currency transaction gains and losses and the premiums and discounts on forward foreign exchange contracts used to manage our foreign exchange risk where the cost of economic hedging is prohibitive or a cost effective market does not exist.

      Other income and expense for the second quarter of 2004 and 2003 consists of investment and interest income. Also included in other income and expense are gains or losses associated with the sale of any surplus manufacturing equipment or other productive assets.

      The Company's effective tax rate was 31% and 33% for the second quarter of 2004 and 2003 respectively. The current period benefits from a rate decline from tax planning opportunities resulting from increased foreign profitability.

        In May, the Company sold its U.K. based confocal microscopy product line to Carl Zeiss Jena GMBH. As required by SFAS 144, the sales and expenses related to this product line for current and prior periods have been reclassified to a separate line on the income statement titled "Discontinued Operations." The gain on divestiture was $3.4 million, net of tax. Proceeds received were $19.8 million and costs included assets transferred less related liabilities, legal costs, a provision for leased facilities through August 2008 and minor severance and other costs. See Note 6.

                   Six Months Ended June 30, 2004 Compared to
                         Six Months Ended June 30, 2003
                         ------------------------------

      Corporate Results -- Sales, Margins and Expenses

      Net sales (sales) in the first half of 2004 rose 9.1% to $523.3 million from $479.7 million in the first half of 2003. The positive impact to sales from a weakening US dollar represented $33.3 million. For the Company in total, on a currency neutral basis, sales grew 2.1% compared to the prior year period. Before adjustment to a currency neutral basis, the Clinical Diagnostics segment sales grew by 11.8% to $283.3 million and the Life Science segment sales grew 6.1% to $235.5 million. On a currency neutral basis, the Clinical Diagnostics segment's sales increased 4.9% and the Life Science segment's sales declined 1.0%. The Clinical Diagnostic sales increase is principally due to its quality control, autoimmune testing and diabetes monitoring products. Life Science sales growth is attributable to multiplex protein array technology, amplification reagents, and electrophoresis product lines. Life Science sales declined for food science products as the Company's BSE test faces competitive pricing pressure. Each segment benefited by approximately 6.9% as a result of a weakening US dollar improving their international sales.

      Consolidated gross margins were 57.1% for the first half of 2004 compared to 57.5% for the first half of 2003 and 56.8% for all of 2003. Life Science gross margins excluding the BSE product line remained unchanged from the prior year. The gross margin for the BSE product line has declined, affecting the Life Science segment due to lower overall average prices in a consolidating and competitive market. Diagnostic margins improved on sales mix as higher margin product lines represented a large percentage of the total sales mix.

      Selling, general and administrative expenses (SG&A) represented 33.9% of sales for the first half of 2004 compared to 31.7% of sales in the prior year period. The Company had planned growth in the rate of spending for advertising, personnel, facilities and professional services for information technology improvements, legal and financial services in connection with intellectual property rights and compliance.

      Product research and development expense increased 17.1% to $49.9 million in the first half of 2004 compared to the same period in 2003 excluding $0.9 million of expense for acquired in-process research and development in the first quarter of 2004 associated with the Company's acquisition of Hematronix. Both Life Science and Clinical Diagnostics increased their research and development expenditures in absolute dollars. Areas of development for Life Science are proteomics, process chromatography and food safety. Clinical Diagnostics development efforts were focused on completion and regulatory approval of the recently announced BioplexTM 2200 platform and diagnostic test panels for it and expanded data management software products for the quality control product line.

      Corporate Results - Other Items

      Interest expense for the first half of 2004 increased from the same period in the prior year by 19.4%. This increase is the net effect of the Company increasing its average indebtedness from $112.1 million in the first half of 2003 to $236.0 million for the first half of 2004. During the second half of 2003, the Company refinanced all of its debt and increased the amount borrowed, represented largely by its 11-5/8% bonds, and replaced it with new 7.5% bonds.

      Exchange gains and losses consist of foreign currency transaction gains and losses and the premiums and discounts on forward foreign exchange contracts used to manage our foreign exchange risk where the cost of economic hedging is prohibitive or a cost effective market does not exist.

      Other income and expense for the first half of 2004 includes investment and interest income on its cash balances, marketable securities and notes receivable. The Company also includes in this category any gains or losses associated with the sale of any surplus manufacturing equipment or other productive assets. During the first half of 2004, the Company recorded a $2.4 million write-down in an investee in which has no influence.

      The Company's effective tax rate on continuing operations was 30% and 33% for the first half of 2004 and 2003, respectively. The rate decline is principally the result of tax planning opportunities resulting from increased foreign profitability. Should legislation which the Company relied on to effect the lower rate remain unchanged, this benefit is expected to last approximately 5 years.

      Financial Condition

      As of June 30, 2004, the Company had available $155.3 million in cash and cash equivalents, $26.0 million under international lines of credit and $145.5 million under the restated and amended Revolving Credit Facility. Management believes that this availability, together with cash flow from operations, will be adequate to meet the Company's current objectives for operations, research and development, capital additions for plant, equipment and systems and potential acquisitions.

      Net cash provided by operations was $47.5 million and $46.6 million for the six month period ending June 30, 2004 and 2003, respectively. The Company's continued profitability, an increase in operating asset requirements in line with sales growth, and lower tax rates have all contributed to the improvement in cash flow from operating activities on a comparative basis.

      At June 30, 2004, consolidated accounts receivable were $234.0 million, a decrease of $0.1 million from December 31, 2003. The decline represents both an impact from foreign currency, as the June 30, 2004 rate of the Euro and several other currencies declined when compared to year-end. Excluding foreign currency effects, receivables increased approximately $5.0 million. This is attributable to local payment patterns and sales mix by country with no discernable change to practices, market, or customer risk profiles.

      At June 30, 2004, consolidated net inventories decreased $1.7 million from December 31, 2003. Included in the reported amount is approximately $2.6 million attributable to the acquisition of the controls business of Hematronix. Inventories, net of divestitures, acquisitions and currency, increased by $4.6 million. This increase represents builds for cyclical process chromatography orders and the launch of new products including instrumentation.

      Net capital expenditures totaled $29.1 million for the first six months of 2004 compared to $25.4 million for the same period of 2003. Capital expenditures represent the Company's investment in business systems, data communication, the addition and replacement of production machinery equipment and facility additions and leasehold improvements. All periods include reagent rental equipment placed with Clinical Diagnostics customers who then commit to purchase reagents for use.

      The Company continues to review possible acquisitions to expand both its Life Science and Clinical Diagnostics segments. The Company routinely meets with the principals or brokers of the subject companies. We are evaluating a number of acquisitions on a preliminary basis, but it is not certain that any of these transactions will advance beyond the preliminary stages or be completed. Should the Company make a material acquisition, it would most likely require an increase in borrowed funds. In June 2004, the Company signed a letter of intent to acquire MJ GeneWorks, Inc. and its subsidiaries. The acquisition has not been completed as of the date of this filing. See Note 5.

      The Board of Directors has authorized the Company to repurchase up to $18.0 million of the Company's common stock over an indefinite period of time. Through June 30, 2004, the Company has cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million. The Company's credit agreements restrict the Company's ability to repurchase its own stock. There were no share repurchases made during 2003 or 2004. The repurchase is designed to both satisfy the Company's obligations under the employee stock purchase and stock option plans and to improve shareholder value.

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk

      During the six months ended June 30, 2004, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      PART II.  OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders.

      At the Company's annual meeting of stockholders on April 27, 2004, the following individuals were reelected to the Board of Directors:

                                       Class of
                                      Common Stock         Votes        Votes
                                      Elected From           For     Withheld
                                      ------------    ----------   ----------
      James J. Bennett                  Class B        4,728,670        2,042
      Albert J. Hillman                 Class A       11,739,259    5,151,547
      Ruediger Naumann-Etienne          Class B        4,728,710        2,002
      Philip L. Padou                   Class A       15,441,433    1,449,373
      Alice N. Schwartz                 Class B        4,729,726          986
      David Schwartz                    Class B        4,729,726          986
      Norman Schwartz                   Class B        4,729,766          946

      The following proposals were approved at the Company's annual meeting:

                                               Votes       Votes
                                                For       Against  Abstentions
                                              ---------  ---------  ---------

      Ratification of Deloitte  &  Touche LLP
      as the Company's independent auditors   6,380,376     39,040        376

      Amendment of the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's capital stock from 77,500,000 to 107,500,000 shares by increasing the authorized number of shares of the Company's Class A Common Stock from 50,000,000 to 80,000,000 shares

         A Shares                            15,780,321  1,080,823     29,662
         Total Shares                         6,305,968    110,808      3,016


      Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

      The following documents are filed as part of this report:

      Exhibit No.
      ----------

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


      (b) Reports on Form 8-K

      Bio-Rad furnished a current report on Form 8-K with the SEC on May 6, 2004, announcing its results of operations and financial condition as of and for the first quarter ended March 31, 2004.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                BIO-RAD LABORATORIES, INC.
                                      (Registrant)



      Date:  08/06/04___         /s/ Norman Schwartz
                                 ---------------------------
                                 Norman Schwartz, President,
                                 Chief Executive Officer



      Date:  _08/06/04__          /s/ Christine A. Tsingos
                                  -------------------------------------
                                  Christine A. Tsingos, Vice President,
                                  Chief Financial Officer