Form 10-Q/A
period 2004-06-30
BIO RAD LABORATORIES INC
filed 2004-08-26
CIK 12208

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q/A

                                AMENDMENT NO. 1

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

                       EXPLANATORY NOTE ON AMENDMENT

      This Amendment No. 1 on Form 10-Q/A (this "Amendment") to the
      Quarterly Report on Form 10-Q of Bio-Rad Laboratories, Inc.
      (the "Company") for the six months ended June 30, 2004 (the "Form 10-Q") is being filed to amend Item 1 (Financial Statements) of the Form 10-Q solely to correct one typographical error in the consolidated statements of cash flows. The revised financial statements replace the figure "--" with the figure "(5,957)" in the line item "Payments for acquisitions and investments" for the six months ended June 30, 2003. No other changes to the original Form 10-Q filed on August 8, 2004 have been made. This Amendment also does not reflect any events that have occurred after the original filing date of the Form 10-Q. For ease of reference, this Amendment restates the Form 10-Q in its entirety.

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
                                                         =========  =========

       The accompanying notes are an integral part of these statements.
                                    2

                          BIO-RAD LABORATORIES, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)
                                                      -------------------------
                                                            Six Months Ended
                                                                June 30,
                                                            2004       2003
                                                       ------------------------
    Cash flows from operating activities:
      Cash received from customers                      $ 517,385   $ 499,425
      Cash paid to suppliers and employees               (440,664)   (409,833)
      Interest paid                                        (9,866)     (9,164)
      Income tax payments                                 (20,860)    (31,632)
      Miscellaneous receipts                                3,568        (149)
      Discontinued operations                              (2,019)     (2,055)
                                                        ---------   ---------
      Net cash provided by operating activities            47,544      46,592

    Cash flows from investing activities:
      Capital expenditures, net                           (29,057)    (25,368)
      Payments for acquisitions and investments           (27,540)     (5,957)
      Proceeds from divestitures                           19,775          --
      Payments on the purchase of intangible assets        (6,000)         --
      Net purchases of marketable securities               (1,811)     (2,168)
      Foreign currency economic hedges, net                  (802)     (6,783)
                                                        ---------   ---------
      Net cash used in investing activities               (45,435)    (40,276)

    Cash flows from financing activities:
      Net borrowings (repayments) under
        line-of-credit arrangements                           (48)      2,924
      Long-term borrowings                                     --      10,835
      Payments on long-term debt                             (212)    (18,109)
      Proceeds from issuance of common stock                3,513       3,078
                                                        ---------   ---------
      Net cash provided by (used in) financing activities   3,253      (1,272)

    Effect of exchange rate changes on cash                 1,325      (3,949)
                                                        ---------   ---------
    Net increase in cash and cash equivalents               6,687       1,095
    Cash and cash equivalents at beginning of period      148,642      27,733
                                                        ---------   ---------
    Cash and cash equivalents at end of period          $ 155,329   $  28,828
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

                                BIO-RAD LABORATORIES, INC.
                                      (Registrant)



      Date:  08/26/04___         /s/ Norman Schwartz
                                 ---------------------------
                                 Norman Schwartz, President,
                                 Chief Executive Officer



      Date:  _08/26/04__          /s/ Christine A. Tsingos
                                  -------------------------------------
                                  Christine A. Tsingos, Vice President,
                                  Chief Financial Officer