Form 10-Q
period 2004-09-30
BIO RAD LABORATORIES INC
filed 2004-11-09
CIK 12208

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________________

Commission file number 1-7928

BIO-RAD LABORATORIES, INC.

(Exact name of registrant as specified in its charter

Delaware	94-1381833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive, Hercules, California	94547
(Address of principal executive offices)	(Zip Code)

(510)724-7000
Registrant's telephone number, including area code

No Change
Former name, former address and former fiscal year, if changed since last report.

Indicate by check whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X No _____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date --
Shares Outstanding
Title of Class	at October 29, 2004

Class A Common Stock,
Par Value $0.0001 per share	20,972,814

Class B Common Stock,
Par Value $0.0001 per share	4,840,440

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net sales	$ 258,849	$ 241,810	$ 782,144	$ 721,533
Cost of good sold	116,036	106,818	340,406	310,803
Gross profit	142,813	134,992	441,738	410,730
Selling, general and administrative expense	90,183	78,218	267,439	230,487
Product research and development expense	26,581	23,024	76,459	65,625
Purchased in-process research and
development expense	13,720	--	14,620	--
Interest expense	4,995	17,887	14,964	26,234
Foreign exchange losses	873	1,515	1,620	2,838
Other (income) expense, net	(2,656)	(527)	(3,306)	(2,011)
Income from continuing operations before taxes	9,117	14,875	69,942	87,557
Provision for income taxes	2,827	4,841	20,761	28,891
Income from continuing operations	6,290	10,034	49,181	58,666
Discontinued operations
Loss from discontinued operations (net of tax)	--	(374)	(1,487)	(1,686)
Gain on divestiture (net of tax)	--	--	3,437	--
Total income (loss) from discontinued operations	--	(374)	1,950	(1,686)
Net income	$ 6,290	$ 9,660	$ 51,131	$ 56,980

Basic earnings per share:
Continuing operations	$ 0.24	$ 0.39	$ 1.91	$ 2.31
Discontinued operations	--	(0.01)	0.08	(0.06)
Net income	$ 0.24	$ 0.38	$ 1.99	$ 2.25
Weighted average common shares	25,753	25,468	25,692	25,380

Diluted earnings per share:
Continuing operations	$ 0.24	$ 0.38	$ 1.86	$ 2.23
Discontinued operations	--	(0.01)	0.07	(0.06)
Net income	$ 0.24	$ 0.37	$ 1.93	$ 2.17
Weighted average common shares	26,471	26,429	26,472	26,292

The accompanying notes are an integral part of these statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS:
Cash and cash equivalents	$ 125,154	$ 148,642
Accounts receivable, net	228,186	234,085
Inventories, net	200,183	190,258
Prepaid expenses, taxes and other current assets	104,631	97,893
Total current assets	658,154	670,878
Net property, plant and equipment	192,147	179,123
Goodwill, net	113,266	69,503
Purchased Intangibles	60,469	12,251
Other assets	68,334	55,103
Total assets	$ 1,092,370	$ 986,858

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 55,524	$ 53,995
Accrued payroll and employee benefits	69,968	71,650
Notes payable and current maturities of long-term debt	8,457	10,423
Sales, income and other taxes payable	13,362	20,833
Litigation accrual	50,000	--
Other current liabilities	75,063	77,425
Total current liabilities	272,374	234,326
Long-term debt, net of current maturities	226,009	225,835
Deferred tax liabilities	15,804	13,991
Other long-term liabilities	24,344	16,899
Total liabilities	538,531	491,051

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares
authorized; none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000
shares authorized; outstanding – 20,942,409 at
September 30, 2004 and 50,000,000 shares authorized;
outstanding – 20,709,127 at December 31, 2003	2	2
Class B common stock, $0.0001 par value, 20,000,000
shares authorized; outstanding – 4,840,640 at
September 30, 2004 and 4,834,290 at December 31, 2003	1	1
Additional paid-in capital	47,186	42,164
Retained earnings	472,143	421,012
Accumulated other comprehensive income:
Currency translation and other	34,507	32,628
Total stockholders’ equity	553,839	495,807
Total liabilities and stockholders’ equity	$ 1,092,370	$ 986,858

The accompanying notes are an integral part of these statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Cash received from customers	$ 796,395	$ 737,855
Cash paid to suppliers and employees	(677,032)	(585,582)
Interest paid	(18,922)	(16,484)
Income tax payments	(32,074)	(44,544)
Miscellaneous receipts	5,715	831
Discontinued operations	(2,019)	(2,512)
Net cash provided by operating activities	72,063	89,564

Cash flows from investing activities:
Capital expenditures, net	(41,627)	(47,671)
Payments for acquisitions and investments	(58,444)	(15,569)
Proceeds from divestiture	19,775	--
Payments on purchase of intangible assets	(10,000)	--
Net purchases of marketable securities	(157)	(5,174)
Foreign currency economic hedges, net	624	(9,596)
Net cash used in investing activities	(89,829)	(78,010)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit arrangements	(9,851)	70
Long-term borrowings	--	249,335
Payments on long-term debt	(1,675)	(131,512)
Debt issuance and retirement costs	--	(14,898)
Proceeds from issuance of common stock	5,021	4,070
Net cash provided by (used in) financing activities	(6,505)	107,065

Effect of exchange rate changes on cash	783	(5,604)
Net increase (decrease) in cash and cash equivalents	(23,488)	113,015
Cash and cash equivalents at beginning of period	148,642	27,733
Cash and cash equivalents at end of period	$ 125,154	$ 140,748

Reconciliation of income from continuing operations to net cash provided by operating activities:
Income from continuing operations	$ 49,181	$ 58,666
Adjustments to reconcile net income to net cash provided by
operating activities (net of effects of acquisitions):
Depreciation and amortization	36,731	31,156
Decrease in accounts receivable	10,868	11,189
Increase in inventories	(8,533)	(13,718)
(Increase) decrease in other current assets	572	(26,911)
Increase (decrease) in accounts payable and other current liabilities	(21,873)	1,488
Decrease in income taxes payable	(689)	(1,879)
Debt retirement costs on 11-5/8% bonds	--	9,467
Other	7,293	21,792
Net cash provided by continuing operations	73,550	91,250

Discontinued operations	(1,487)	(1,686)

Net cash provided by operating activities	$ 72,063	$ 89,564

The accompanying notes are an integral part of these statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Bio-Rad Laboratories, Inc. ("Bio-Rad" or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Annual Report for the year ended December 31, 2003.  Certain prior year items have been reclassified to conform to the current year’s presentation.

2.

INVENTORIES

The principal components of inventories are as follows (in millions):

	September 30,	December 31,
	2004	2003

Raw materials	$ 47.7	$ 38.8
Work in process	41.0	38.8
Finished goods	111.5	112.7
	$ 200.2	$ 190.3

3.

PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	September 30,	December 31,
	2004	2003

Land and improvements	$9.9	$9.9
Buildings and leasehold improvements	108.1	106.0
Equipment	302.2	273.1
	420.2	389.0
Accumulated depreciation	(228.1)	(209.9)
Net property, plant and equipment	$ 192.1	$ 179.1

Net capital expenditures include proceeds from the sale of property, plant and equipment of $1.0 million and $0.5 million for the nine months ended September 30, 2004 and 2003, respectively.

4.

GOODWILL AND INTANGIBLES

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, which provides that goodwill is no longer subject to amortization over its useful life.  Goodwill is subject to an annual assessment for impairment applying a fair-value based test.

As part of the acquisition of the controls business of Hematronix, Inc. in March 2004, (see Note 5) the Company added $3.2 million of goodwill and $9.3 million of intangible assets including in-process research and development.  Other than in-process research and development, these intangible assets will be amortized over 5 to 7.5 years at an estimated annual amount of $1.3 million.

In June 2004, the Company purchased $14.0 million of intangible assets related to licensing agreements. The Company paid $6.0 million upon acquisition and $4.0 million in the third quarter.  The Company will pay the remaining $4.0 million over the next two years.  These licensing agreements will be amortized over 15.5 years at an estimated annual amount of $0.9 million.

As part of the acquisition of MJ GeneWorks, Inc. and it subsidiaries in August 2004, (see Note 5) the Company added $40.5 million of goodwill and $42.5 million of intangible assets including $13.7 million of in-process research and development and $22.5 million of developed technology.  Other than in-process research and development, these intangible assets will be amortized over 1 to 5 years at an annual amount of approximately $6 million.

5.

ACQUISITIONS AND INVESTMENTS

In March 2004, the Company purchased for cash the controls business of Hematronix, Inc., of Plano, Texas.  Bio-Rad acquired tangible and intangible assets and assumed certain liabilities for approximately $17 million.  Acquired in-process research and development of $0.9 million was charged to expense in the first quarter.  The Company has included these operations in its Clinical Diagnostics segment.

During the first nine months of 2004, the Company invested an additional $10.9 million in Sartorius AG (“Sartorius”), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  At September 30, 2004, the Company owned approximately 21% of the outstanding voting shares of Sartorius.  The Sartorius family trust and Sartorius family members hold approximately 60% of the outstanding voting shares.  Bio-Rad does not have any representative or designee on Sartorius’ board of directors, nor does it have any other influence over the operating and financial policies of Sartorius.  Therefore, the Company accounts for this investment using the cost method.

In August 2004, the Company acquired the outstanding shares of MJ GeneWorks, Inc. and its subsidiaries, a life science company specializing in premium instruments and consumables used in modern biological research.  The total purchase price of $90.0 million includes $7.0 million of net tangible assets, $40.5 million of goodwill and $42.5 million of intangible assets.  The Company paid $31.0 million in cash and assumed liabilities including $9.0 million in notes payable and capital leases and a $50.0 million litigation accrual (see Note 15).  The allocation of the total purchase price to net tangible assets, goodwill and other intangible assets have been recorded at their fair market value based upon management estimates and third-party valuations that have not been finalized.  The Company is continuing to assess the value of all acquired assets and liabilities and will adjust its carrying value as the final determinations are made.

6.

DISCONTINUED OPERATIONS

On May 31, 2004, the Company sold a group of assets and transferred certain liabilities that comprise a substantial portion of the Company’s confocal microscopy product line to Carl Zeiss Jena GMBH. Proceeds received were $19.8 million and costs included net assets of $5.7 million, lease settlements of $6.7 million and severance, legal and other costs of $1.7 million resulting in a pre-tax gain of $5.7 million.  Payments on the lease liabilities will continue until 2008.  All other costs should be settled by December 31, 2004.

As required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” with the disposition of this asset group, the sales and expenses related to this product line for current and prior periods have been reclassified as a separate line on the income statement titled “Discontinued Operations.”

Since the discontinued operations were sold in the second quarter of 2004, there were no sales or operating losses in the third quarter of 2004.  The discontinued operations generated net sales of $5.9 million and $15.6 million for the three months and nine months ended September 30, 2003, respectively.  The pre-tax operating losses attributable to the discontinued operations for the three months and nine months ended September 30, 2003 were $0.5 million and $2.5 million, respectively.

7.

PRODUCT WARRANTY LIABILITY

The Company warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, the Company establishes, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities were as follows (in millions):

	Nine Months Ended September 30,
	2004	2003
January 1,	$ 9.1	$ 7.1
Provision for warranty	7.8	8.6
Actual warranty costs	(6.8)	(6.7)
September 30,	$ 10.1	$ 9.0

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

In September 2004, the Company repaid approximately $7.7 million of outstanding notes payable assumed in the acquisition of MJ GeneWorks, Inc.

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

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options to purchase 718,000 and 961,000 shares for the three months ended September 30, 2004 and 2003, respectively.  Options to purchase 305,000 shares of common stock were outstanding during the three month period ended September 30, 2004, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.  There were no anti-dilutive options for the three months ended September 30, 2003.

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding stock options to purchase 780,000 and 912,000 shares for the nine months ended September 30, 2004 and 2003, respectively.  There were 9,000 anti-dilutive options for the nine months ended September 30, 2004.  There were no anti-dilutive options for the nine months ended September 30, 2003.

10.

STOCK OPTIONS AND PURCHASE PLANS

Stock Option Plans

The Company maintains incentive and non-qualified stock option plans for officers and certain other key employees.  Under the 2003 Stock Option Plan, options to purchase 306,990 shares were granted during the nine months ended September 30, 2004.  Under the 1994 Stock Option Plan, options to purchase 302,933 shares were granted during the nine months ended September 30, 2003.  No options have been issued to non-employees.

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

Had compensation cost for the Company's stock option and stock purchase plans been accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have been as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$ 6.3	$ 9.7	$ 51.1	$ 57.0
Deduct: Total stock based employee
compensation expense determined
under fair value methods for all awards
net of related tax effects	1.0	0.6	2.2	1.8
Pro forma net income	$ 5.3	$ 9.1	$ 48.9	$ 55.2

Earnings per share:
Basic -- as reported	$ 0.24	$ 0.38	$ 1.99	$ 2.25
Basic -- pro forma	$ 0.20	$ 0.36	$ 1.90	$ 2.17

Diluted -- as reported	$ 0.24	$ 0.37	$ 1.93	$ 2.17
Diluted -- pro forma	$ 0.20	$ 0.34	$ 1.85	$ 2.10

For purposes of the pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. There were no options granted during the three month periods ended September 30, 2004 and 2003.  The fair value of options granted was estimated using the Black-Scholes model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2004	2003
Expected volatility	39%	37%
Risk-free interest rate	2.73%	2.65%
Expected life (in years)	4.3	4.2
Expected dividend	--	--

The weighted average fair value of employee stock options granted during the nine months ended September 30, 2004 and 2003 was $18.74 and $11.85, respectively.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of shares of the Company's Class A common stock.  The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter.  No compensation expense is recorded in connection with the plan.  The Company has authorized the sale of 1,890,000 shares of common stock under the plan.

The Company sold 18,678 shares for $0.9 million and 21,103 shares for $0.7 million under the plan to employees for the three months ended September 30, 2004 and 2003, respectively.  The Company sold 50,680 shares for $2.3 million and 57,001 shares for $1.8 million under the plan to employees for the nine months ended September 30, 2004 and 2003, respectively.  At September 30, 2004, 218,559 shares remain authorized under the plan.

The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Expected volatility	21.13%	33.93%	20.40%	41.75%
Risk free interest rate	1.20%	0.77%	1.01%	0.95%
Expected life (in years)	0.25	0.25	0.25	0.25
Expected dividend	--	--	--	--

The weighted average fair value of those purchase rights granted during the three months ended September 30, 2004 and 2003 was $11.26 and $11.45, respectively.  The weighted average fair value of those purchase rights granted during the nine months ended September 30, 2004 and 2003 was $11.02 and $9.23, respectively.

11.

FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of the Company’s forward foreign exchange contracts used to manage our foreign exchange risk.

12.

OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Write-down of investment	$ - -	$ --	$ 2.4	$ --
Interest income	(0.3)	(0.5)	(1.3)	(1.6)
Other	(2.4)	--	(4.4)	(0.4)
Total other (income) expense, net	$ (2.7)	$ (0.5)	$ (3.3)	$ (2.0)

The nine months ended September 30, 2004 includes $2.4 million of expense for an other-than-temporary impairment of equity interest in Instrumentation Laboratory, S.p.A., which is accounted for using the cost method.

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

The components of the Company’s total comprehensive income were (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$ 6.3	$ 9.7	$ 51.1	$ 57.0
Currency translation adjustments	1.4	(0.3)	(1.9)	14.2
Net unrealized holding gain (loss)	(0.6)	0.4	3.8	1.0
Total comprehensive income	$ 7.1	$ 9.8	$ 53.0	$ 72.2

14.

SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2004 and 2003 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations	Total

Segment net sales	2004	$ 120.6	$ 136.4	$ 1.8	$ 258.8
	2003	$ 112.1	$ 127.6	$ 2.1	$ 241.8

Segment profit (loss)	2004	$ (4.7)	$ 12.1	$ (0.2)	$ 7.2
	2003	$ 14.6	$ 15.3	$ --	$ 29.9

The Life Science segment profit (loss) for 2004 includes $13.7 million of in-process research and development expense purchased as part of the MJ GeneWorks, Inc. acquisition.

Information regarding industry segments for the nine months ended September 30, 2004 and 2003 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations	Total

Segment net sales	2004	$ 356.2	$ 419.7	$ 6.2	$ 782.1
	2003	$ 334.1	$ 381.0	$ 6.4	$ 721.5

Segment profit (loss)	2004	$ 22.9	$ 46.6	$ (0.2)	$ 69.3
	2003	$ 54.2	$ 49.8	$ 0.1	$ 104.1

The Life Science segment profit (loss) for 2004 includes $13.7 million of in-process research and development expense purchased as part of the MJ GeneWorks, Inc. acquisition.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Total segment profit	$ 7.2	$ 29.9	$ 69.3	$ 104.1
Foreign exchange losses	(0.9)	(1.5)	(1.6)	(2.8)
Costs related to bond redemption	--	(13.1)	--	(14.1)
Net corporate operating, interest and other income and expense not allocated to segments	0.1	(0.9)	(1.1)	(1.6)
Other income (expense),net	2.7	0.5	3.3	2.0
Consolidated income from continuing
operations before taxes	$ 9.1	$ 14.9	$ 69.9	$ 87.6

15.

 LEGAL PROCEEDINGS

Applera Corporation and Roche Molecular Systems filed a patent infringement case against MJ Research, Inc. and John and Michael Finney in the U.S. District Court for the District of Connecticut in June 1998.  On August 18, 2004, the Company acquired MJ Research through the acquisition of 100% of the stock of its parent company, MJ GeneWorks, Inc., from John and Michael Finney.  The complaint alleges that MJ Research is infringing on some Polymerase Chain Reaction (PCR) patents. In response to their claims, MJ Research filed counterclaims including, among others, allegations that Applera Corporation had licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws, and MJ Research is seeking injunctive relief, monetary damages, costs and expenses, and other relief.  A trial on these matters commenced in March 2004. The Court elected to hold the trial in two phases: a patent phase and an antitrust phase. In the patent phase, which has concluded, the jury found that MJ Research infringed U.S. patent Nos. 4,683,195, 4,683,202 and 4,965,188 (each relates to PCR process technology) and U.S. patent Nos. 5,656,493, 5,333,675 and 5,475,610 (each relates to thermal cycler instrument technology). The jury found the infringement of the ’195, ’202, ’188 and ’493 patents to be willful.  In addition to direct infringement by MJ Research of the ’675 and ’610 patents, the jury found that MJ Research induced its customers to infringe all of the patents and contributed to infringement by its customers of the ’675 and ’610 patents.  In April 2004, the jury awarded damages to Applera Corporation and Roche Molecular Systems in the amount of $19.8 million.  Applera Corporation and Roche Molecular Systems intend to seek an enhancement of damages, including legal fees, since several infringements were found to be willful.  The antitrust phase of the trial has not yet commenced.  MJ Research filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Nevada on March 29, 2004.    On September 2, 2004, the Bankruptcy Court granted MJ Research’s motion to dismiss its chapter 11 bankruptcy case and the order dismissing the bankruptcy case became final on September 13, 2004.  In connection with these matters, the Company has established a $50.0 million litigation accrual.  See Note 5.

The Company is also party to various other claims, legal actions and complaints arising in the ordinary course of business.  The Company does not believe that any ultimate liability resulting from any of these other lawsuits will have a material adverse effect on its results of operations, financial position or liquidity.  However, the Company cannot give any assurance regarding the ultimate outcome of these lawsuits and their resolution could be material to the Company’s operating results for any particular period, depending upon the level of income for the period.

Item 2.   Management’s Discussion and Analysis of Results of Operation and                 Financial Condition.

This discussion should be read in conjunction with the information contained in both the Company's Consolidated Financial Statements for the year ended December 31, 2003 and this report for the quarter ended September 30, 2004.

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

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, industry, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results from experiments and tests, we estimate that approximately 70% of our revenues are recurring.  Approximately 37% of our third quarter 2004 consolidated net sales are from the United States and approximately 63% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling. As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations benefited our consolidated sales expressed in US dollars in the current quarter ended September 30, 2004 as well as the prior period.

On a currency neutral basis, the diagnostic market is growing around 3% comprised of specialty areas experiencing significant growth offset by flat to declining growth in the routine testing market.  Pricing for routine diagnostic tests is impacted by declining government reimbursement schedules, particularly in the US, Japan, and Germany.

The overall growth of the life science market is currently about 5% on a currency neutral basis.  Some spending on government sponsored research has slowed or is being deferred especially in the US and Japan.  Large capital instrumentation systems continue to lag the overall growth rate while reagents are rising faster than that average.  The market for BSE tests continues to be very dynamic as established countries consolidate testing, resulting in competitive pricing pressures and lower selling prices. We anticipate that any growth in BSE testing will come from the opening of new testing markets.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2004	2003	2004	2003	2003
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.8	44.2	43.5	43.1	43.2
Gross profit	55.2	55.8	56.5	56.9	56.8
Selling, general and
administrative expense	34.8	32.3	34.2	31.9	32.4
Product research and
development expense	15.6	9.5	11.6	9.1	9.3
Income from
continuing operations	2.4	4.1	6.3	8.1	7.9
Discontinued operations	--	(0.1)	0.2	(0.2)	(0.1)
Net income	2.4%	4.0%	6.5%	7.9%	7.8%

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

Three Months Ended September 30, 2004 Compared to

Three Months Ended September 30, 2003

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the third quarter of 2004 rose 7.0% to $258.8 million from $241.8 million in the third quarter of 2003. The positive impact to sales from a weakening US dollar represented $9.7 million. For the Company in total, on a currency neutral basis, third quarter 2004 sales grew 3.1% compared to the third quarter of 2003.  The Clinical Diagnostics segment sales grew by 6.9% to $136.4 million before adjustment to a currency neutral basis, while the Life Science segment sales grew 7.6%.  On a currency neutral basis, Clinical Diagnostics sales growth was 3.1%, while Life Science sales grew 3.5%.  Clinical Diagnostics sales were driven by its quality control product line and, to a lesser extent, its diabetes and autoimmune products.  While quality control products continue to benefit from the recent Hematronix Inc. acquisition, a substantial portion of this product line sales growth is coming from existing products.  Life Science sales experienced growth in its protein expression product lines due in part to the recent acquisition of MJ GeneWorks, Inc., but also amplification and electrophoresis reagents product lines.  The sales growth was partially offset by the implementation of a new enterprise IT system which went live in September.  This implementation delayed shipments and the resultant sales of approximately $5 million.  Sales declined for food science products in the very competitive BSE market as average selling prices continue to decline.  The Company now provides tests to the US market for enhanced surveillance testing.

Consolidated gross margins were 55.2% for the third quarter of 2004 compared to 55.8% for the third quarter of 2003 and 56.8% for all of 2003.  Clinical Diagnostics gross margins increased when compared to the third quarter of 2003.  Most of the improvement was due to sales mix, as higher margin products grew at a faster rate for the quarter.   The increase in gross margin was partially offset by the increase in inventory reserves in Latin America.  Life Science margins declined by more than 1% on lower sales prices for the BSE test, increased amortization of intangibles from the acquisition of MJ GeneWorks, Inc., and higher costs for new facilities and systems.

Selling, general and administrative expenses (SG&A) represented 34.8% of sales for the third quarter of 2004 compared to 32.3% of sales for the third quarter of 2003.  The Company experienced growth in spending for personnel, facilities and professional services for information technology, and financial services associated with government compliance.  Additionally, the Company increased its reserves for bad debts in Latin America.

Product research and development expense increased 15.4% to $26.6 million in the third quarter of 2004.  Both Life Science and Clinical Diagnostics increased their research and development expenditures in absolute dollars.  Areas of development for the Life Science segment are proteomics, process chromatography, and food safety.  Diagnostic development efforts are focused on expanded tests for its recently announced Bioplex 2200 testing platform, diagnostic test panels for it, and expanded software data management product offerings for its quality control product line.

Corporate Results – Other Items

Interest expense decreased from the prior year by $12.9 million.  During the third quarter of 2003 the Company redeemed the remaining 11-5/8% bonds due in 2007, with related expenses of $13.1 million, and wrote-off the unamortized origination costs on the Company’s 1999 $100.0 million line of credit of $0.5 million.  The Company refinanced all of its debt in the second half of 2003, increasing the amount borrowed.  Average indebtedness increased from $171.7 million in the third quarter of 2003 to $237.2 million at September 30, 2004.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of the Company’s forward foreign exchange contracts used to manage our foreign exchange risk.

Other income and expense for the third quarter of 2004 and 2003 consists of investment and interest income.  Also included in other income and expense are gains or losses associated with the sale of any surplus manufacturing equipment or other productive assets.

The Company’s effective tax rate was 31% and 33% for the third quarter of 2004 and 2003, respectively.  The current period benefits from a rate decline from tax planning opportunities resulting from increased foreign profitability.

Nine Months Ended September 30, 2004 Compared to

Nine Months Ended September 30, 2003

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the nine months ended 2004 rose 8.4% to $782.1 million from $721.5 million in the nine months ended 2003. The positive impact on sales from a weakening US dollar represented $43.0 million.  Sales grew 2.5% on a currency neutral basis from the prior year.  Before adjustment to a currency neutral basis, the Clinical Diagnostics segment sales grew by 10.2% to $419.7 million and the Life Science segment sales grew 6.6% to $356.2 million.  The Clinical Diagnostic sales increase is principally due to its quality control, autoimmune testing and diabetes monitoring products.  Life Science sales growth occurred in protein expression analysis, amplification and electrophoresis reagents, and process media product lines. The sales growth was partially offset by the implementation of a new enterprise IT system which went live in September.  This implementation delayed shipments and the resultant sales of approximately $5 million.  Sales declined for food science products as the Company’s BSE test faces competitive pricing pressure.  Each segment benefited by approximately 6% as a result of a weakening US dollar improving their international sales.

Consolidated gross margins were 56.5% for the nine months ended 2004 compared to 56.9% for the nine months ended 2003 and 56.8% for all of 2003.  Life Science gross margins declined overall; however, after excluding the BSE product line, it has remained virtually unchanged.  The gross margin for the BSE product line has declined due to lower overall average prices in a consolidating and competitive market.  Diagnostic margins improved on sales mix as higher margin product lines represented a larger percentage of the total sales mix, and some older product lines were phased out.  The increase in gross margin was partially offset by an increase in inventory reserves in Latin America.

Selling, general and administrative expenses (SG&A) represented 34.2% of sales for the nine months ended 2004 compared to 31.9% of sales in the prior year period.  The Company had planned growth in the rate of spending for personnel, facilities, advertising and professional services for information technology improvements, legal and financial services in connection with intellectual property rights and government compliance.  Additionally, the Company increased its reserves for bad debts in Latin America.

Product research and development expense increased to $76.5 million for the nine months ended 2004, up 16.5%, compared to the same period in 2003.  Both Life Science and Clinical Diagnostics increased their research and development expenditures in absolute dollars.  Areas of development for Life Science are proteomics, process chromatography and food safety.  Clinical Diagnostics development efforts were focused on completion and regulatory approval of the recently announced BioplexTM 2200 platform and diagnostic test panels for it and expanded data management software products for the quality control product line.

Corporate Results -- Other Items

Interest expense for the nine months ended September 30, 2004 decreased from the same period in the prior year by 43.0%. The decrease is the net effect of the Company increasing its average indebtedness from $135.9 million at September 30, 2003 to $236.5 million for the same period of 2004 and refinancing substantially all of its long-term debt.  In August of 2003, the Company refinanced its 11-5/8% bonds, replacing it with new 7.5% bonds.  The Company incurred fees to call debt, including prepayment penalties and the write-off of original issue costs and unamortized discounts of $14.6 million.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of the Company’s forward foreign exchange contracts used to manage our foreign exchange risk.

Other income and expense for the nine months ended September 30, 2004 includes investment and interest income on its cash balances, marketable securities and notes receivable.  The Company also includes in this category any gains or losses associated with the sale of any surplus manufacturing equipment or other productive assets.  During the nine months ended September 30, 2004, the Company recorded a $2.4 million write-down in an investee in which it has no influence.

The Company’s effective tax rate on continuing operations was 31% and 33% for the nine months ended September 30, 2004 and 2003, respectively.  The rate decline is principally the result of tax planning opportunities resulting from increased foreign profitability.  Should legislation which the Company relied on to effect the lower rate remain unchanged, this benefit is expected to last approximately 5 years.

In May, the Company sold its U.K. based confocal microscopy product line to Carl Zeiss Jena GMBH.  As required by SFAS 144, the sales and expenses related to this product line for current and prior periods have been reclassified to a separate line on the income statement titled “Discontinued Operations.” The gain on divestiture was $3.4 million, net of tax.  Proceeds received were $19.8 million and costs included assets transferred less related liabilities, legal costs, a provision for leased facilities through August 2008 and minor severance and other costs. See Note 6.

Financial Condition

As of September 30, 2004, the Company had available $125.2 million in cash and cash equivalents and $28.7 million under international lines of credit.  Under the $150.0 million restated and amended Revolving Credit Facility the Company has $145.5 million available with $4.5 million reserved for standby letters of credit issued by our banks to guarantee the Company’s obligations to certain insurance companies.  Management believes that this availability, together with cash flow from operations, will be adequate to meet the Company’s current objectives for operations, research and development, capital additions for plant, equipment and systems and potential acquisitions, in the under $100 million range.

Net cash provided by operations was $72.1 million and $89.6 million for the nine month period ending September 30, 2004 and 2003, respectively.  This decline represents lower overall profitability from SG&A and research and development expenditures growing faster than sales, accelerating payments from annual to quarterly for the Company’s discretionary profit sharing plan and additional payments to creditors of MJ Research as it emgerged from bankruptcy in September.

At September 30, 2004, consolidated accounts receivable were $228.2 million, a decrease of $5.9 million from December 31, 2003.  Included in the reported amount is approximately $9.3 million attributable to the current year acquisitions of MJ GeneWorks, Inc. and Hematronix, Inc.  Receivables, net of divestitures and acquisitions decreased $8.2 million on lower quarterly sales and limited, improved collections.

At September 30, 2004, consolidated net inventories increased $9.9 million from December 31, 2003.  Included in the reported amount is approximately $8.6 million attributable to the current year acquisitions of MJ GeneWorks, Inc. and Hematronix, Inc.  Increases to inventory, net of divestitures and acquisitions represent builds for process chromatography orders and the launch of new products, including instrumentation.

Net capital expenditures totaled $41.6 million for the nine months ended 2004 compared to $47.7 million for the same period of 2003.  Capital expenditures represent the Company’s investment in business systems, data communication, the addition and replacement of production machinery equipment and facility additions and leasehold improvements. All periods include reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase reagents for use.

The Company continues to review possible acquisitions to expand both its Life Science and Clinical Diagnostics segments.  The Company routinely meets with the principals or brokers of the subject companies.  We are evaluating a number of acquisitions on a preliminary basis, but it is not certain that any of these transactions will advance beyond the preliminary stages or be completed.  Should the Company make a material acquisition, it would most likely require an increase in borrowed funds.  On August 18, 2004, the Company acquired MJ GeneWorks, Inc., and its subsidiaries.  The acquisition has been generally completed as of the date of this filing.  See Note 5.

The Board of Directors has authorized the Company to repurchase up to $18.0 million of the Company's common stock over an indefinite period of time.  Through September 30, 2004, the Company has cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million.  The Company's credit agreements restrict the Company's ability to repurchase its own stock. There were no share repurchases made during 2004 or 2003.  The repurchase is designed to both satisfy the Company's obligations under the employee stock purchase and stock option plans and to improve shareholder value.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2004, there have been no material changes from the disclosures about market risk provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 6.  Exhibits

(a) Exhibits

The following documents are filed as part of this report:

Exhibit No.
10.13	Stock Purchase Agreement dated as of August 16, 2004 by and between the
Company, MJ GeneWorks, Incorporated, Michael J. Finney and John D. Finney,
excluding exhibits and schedules. Pursuant to Regulation S-K Item 601(b)(2), the exhibits and schedules to this agreement have not been filed. The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request. The Company has requested confidential treatment of certain portions of this agreement.
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	11/8/04	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	11/8/04	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer