Form 10-K
period 2004-12-31
BIO RAD LABORATORIES INC
filed 2005-03-03
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to
Commission file number 1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive, Hercules, California			94547
(Address of principal executive offices)			(Zip Code)
(510)724-7000
Registrant's telephone number, including area code
Securities registered pursuant to Section 12 (b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered	Shares Outstanding February 15, 2005	Market Value on February 15, 2005 of Stocks Held by Non-Affiliates
Class A Common Stock Par Value $0.0001 per share	American Stock Exchange	21,043,099	$ 1,001,218,565
Class B Common Stock Par Value $0.0001 per share	American Stock Exchange	4,848,378	$ 30,028,939

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
			Yes X No _____
Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,
And will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.{ }

Indicated by check mark whether the registrant is an accelerated filer ( as defined in Rule 126-2 of the Act)
			Yes X No _____

Documents Incorporated by Reference

	Document	Form 10-K Parts
(1)	Annual Report to Stockholders for the fiscal year
	ended December 31, 2004 (specified portions)	I, II, IV

(2)	Definitive Proxy Statement to be mailed to stockholders
in connection with the registrant's 2005 Annual Meeting
	of Stockholders (specified portions)	III

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

On October 1, 1999 Bio-Rad acquired the stock of Pasteur Sanofi Diagnostics (PSD) and the rights to certain ancillary assets for $210 million.  PSD was founded by the Institut Pasteur to commercialize its diagnostic research, and held certain exclusive licenses from the Institut Pasteur in the HIV and infectious disease diagnostic product market.  PSD also expanded the geographic reach and market penetration for the Company's products particularly in Latin America, Africa and France.

Bio-Rad manufactures and supplies the life science research, healthcare, analytical chemistry and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

Description of Business

Business Segments

The Company operates in two industry segments designated as Life Science and Clinical Diagnostics.  Each operates in both the United States and international markets.  For a description of business and financial information on industry and geographic segments, see Note 15 on pages 29 through 32 of Exhibit 13.1, which is incorporated herein by reference.

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

We focus on selected segments of the life science market all dealing with functional genomics and proteomics and which we estimate 2004 worldwide sales totaled approximately $4 billion.  The primary technological applications that we supply to these segments consist of electrophoresis, image analysis, molecular detection, chromatography, gene transfer, sample preparation and amplification. The primary end-users in our sectors of the market are universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers and food testing laboratories.

Clinical Diagnostics Segment.

The clinical diagnostics industry encompasses a broad array of technologies incorporated into a variety of tests used to detect, identify and quantify substances in blood or other bodily fluids and tissues.  The test results are used as aids for medical diagnosis, detection, evaluation, monitoring and treatment of diseases and other medical conditions.  The bulk of tests are performed in vitro (outside the body), while the remainder consist of in vivo ("in the body") tests.  The most common type of in vitro tests are routine chemistry tests that measure important health parameters, such as glucose, cholesterol or sodium, as part of routine blood checks.  Other diagnostic tests are more specialized and require more sophisticated equipment and materials than do routine tests.  These specialized tests are typically lower-volume and higher-priced than routine tests.  We estimate that in 2004 the global clinical diagnostics market totaled approximately $24.0 billion.

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

Seasonal Operations and Backlog

The Company's business is not inherently seasonal, however, the European custom of concentrating vacation during the summer months usually tempers third quarter sales volume and operating income.

For the most part, the Company operates in markets characterized by short lead times and the absence of significant backlogs.  Management has concluded that backlog information is not material to the Company's business as a whole.

Sales and Marketing

Each of Bio-Rad's segments maintains a sales force to sell its products on a direct basis.  Each sales force is technically trained in the disciplines associated with its products.  Sales are also generated through direct mail advertising, exhibits at trade shows and technical meetings, telemarketing, e-commerce and by extensive advertising in technical and trade publications.  Sales and marketing efforts are augmented by technical service departments that assist customers in effective product utilization and in new product applications.  Bio-Rad also produces and distributes technical literature and holds seminars for customers on the use of its products.

Our customer base is broad and diversified.  In 2004, no single customer accounted for more than 2% of our total net sales.  Our sales are affected by certain external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding. A significant reduction of government funding would have a detrimental effect on the results of this segment.

The Company is the leading provider of BSE (Bovine Spongiform Encephalopathy or mad cow) tests throughout the world.  Revenues from the sales of testing products for BSE within our Life Science segment represented approximately 11% of consolidated net revenue in 2004 and 2003.  A large portion of the revenue for this product is from government agencies currently mandating the use of the test.  Competition, pricing, changes in test standards, technology or a decrease in government demand could negatively impact the Company's future revenue from this product.

Most of the Company's international sales are generated by wholly-owned subsidiaries and their branch offices.  Certain of these subsidiaries also have manufacturing facilities.  While Bio-Rad's international operations are subject to certain risks common to foreign operations in general, such as changes in governmental regulations, import restrictions and foreign exchange fluctuations, the Company's international operations are principally in developed nations, which the Company regards as presenting no significantly greater risks to its operations than are present in the United States.

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

Because of the breadth of its product lines, Life Science does not face the same competitor for all of its products.  Competitors in this market include GE Biosciences, Invitrogen, Qiagen, and Applied BioSystems (Applera).  We compete primarily based on meeting performance specifications.

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

Product Research and Development

The Company conducts extensive product research and development activities in all areas of our business, employing approximately 700 people worldwide in these activities.  Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development and testing of new products and applications, we consult with scientific and medical professionals at universities, hospitals and medical schools, and in industry.  Excluding in-process research and development, we spent approximately $108.3 million, $91.3 million and $79.8 million on research and development activities during the years ended December 31, 2004, 2003 and 2002 respectively.

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

As a multinational manufacturer and distributor of sophisticated instrumentation equipment, we must meet a wide array of electromagnetic compatibility and safety compliance requirements to satisfy regulations in the United States, the European Community and other jurisdictions.  These requirements relating to testing and trials, product licensing, pricing and reimbursement vary widely among countries.

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

Employees

At  January 31, 2005 Bio-Rad had approximately 5,200 full-time employees.  Fewer than 9% of Bio-Rad's approximately 2,700 U. S. employees are covered by a collective bargaining agreement which will expire on November 7, 2006.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  Bio-Rad considers its employee relations in general to be good.

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

ITEM 2. PROPERTIES

We own our Corporate headquarters located in Hercules, California.  The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Richmond, California	Owned/Leased
	Hercules, California	Owned/Leased
	Waltham, Massachusetts	Leased
	Milan, Italy	Leased
	Riom, France	Owned/Leased

Clinical
Diagnostics	Hercules, California	Owned/Leased
	Irvine, California	Leased
	Greater Seattle, Washington	Owned/Leased
	Plano, Texas	Leased
	Lille, France	Owned
	Paris, France	Leased
	Munich, Germany	Leased
	Nazareth-Eke, Belgium	Leased

Most manufacturing and research facilities also house administration, sales and distribution activities.  In addition, we lease office and warehouse facilities in a variety of locations around the world.  The facilities are used principally for sales, service, distribution and administration for both segments.

The Marnes la Coquette facility near Paris, France serves as a significant manufacturing, administrative and research facility.  The lease expires at December 31, 2005.  The Company believes it will successfully conclude negotiations to extend the lease for several years.

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

               STOCKHOLDER MATTERS AND ISSUER PURCHASES OF

               EQUITY SECURITIES

Information Concerning Common Stock

The Company's Class A and Class B Common Stock are listed on the American Stock Exchange with the symbols BIO and BIO.B, respectively.  The following sets forth, for the periods indicated, the high and low prices for the Company's Class A and Class B Common Stock.

	Class A		Class B
	High	Low	High	Low
2004
Fourth Quarter	59.50	50.06	58.25	50.90
Third Quarter	58.50	50.01	57.25	50.25
Second Quarter	61.90	55.15	61.00	55.50
First Quarter	58.79	51.81	59.00	52.00

2003
Fourth Quarter	65.00	48.81	65.10	47.95
Third Quarter	62.50	48.52	63.00	50.00
Second Quarter	62.85	35.35	61.00	35.00
First Quarter	39.11	33.20	44.35	32.00

On February 15, 2005 the Company had 446 holders of record of Class A Common Stock and 198 holders of record of Class B Common Stock. Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 for the security ownership of certain beneficial owners and management.

ITEM 6.  SELECTED FINANCIAL DATA

The table headed "Summary of Operations and Selected Financial Data" appearing on page 1 of Exhibit 13.1 is incorporated herein by reference.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

 CONDITION AND RESULTS OF OPERATIONS

The section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 35 through 46 of Exhibit 13.1 is incorporated herein by reference.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

The section headed "Financial Risk Management" appearing on pages 45 and 46 of Exhibit 13.1 is incorporated herein by reference.

ITEM 8

 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Report of Independent Registered Public Accounting Firm appearing on pages 2 through 34 of Exhibit 13.1 are incorporated herein by reference.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company is made known to management, including the Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Bio-Rad Laboratories is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  The Company’s internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s financial statements presented in accordance with generally accepted accounting principles.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We excluded MJ Geneworks, Inc. from our assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by Bio-Rad in the third quarter of 2004.  MJ Geneworks constituted less than 5% of total assets as of December 31, 2004 and less than 5% of total revenues and net earnings for the year then ended.  Refer to Note 2 to the consolidated financial statements for further discussion of this acquisition and its impact on Bio-Rad’s consolidated financial statements.  Notwithstanding the exclusion of MJ Geneworks from our assessment, there was no material change to our internal control over financial reporting due to the acquisition pursuant to Rule 15d-15 of the Exchange Act.  Our assessment of internal control over financial reporting for fiscal year 2005 will include MJ Geneworks.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  Management has concluded the Company’s internal control over financial reporting was effective as of December 31, 2004.  The Company’s independent auditor, Deloitte and Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Bio-Rad Laboratories, Inc.

Hercules, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bio-Rad Laboratories, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at MJ Geneworks, Inc. and its subsidiaries (“MJ Geneworks”), which was acquired on August 17, 2004 and whose financial statements reflect less than 5% of total consolidated assets as of December 31, 2004 and less than 5% of consolidated revenues and net earnings for the year then ended.  Accordingly, our audit did not include the internal control over financial reporting at MJ Geneworks.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our reports dated March 2, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

San Francisco, California

March 2, 2005

ITEM 9b.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive Proxy Statement mailed to stockholders in connection with the 2005 Annual Meeting of Stockholders (the” 2005 Proxy Statement") are incorporated herein by reference.

The Company’s Board of Directors has determined that Philip L. Padou is an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K.  Mr. Padou is also an “independent” director, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 121A of the American Stock Exchange Company Guide.

The Company has adopted a code of business ethics and conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and all other employees.  The Company will provide a copy of the code of ethics to any person, without charge, upon request, by writing to the Company at “Bio-Rad Laboratories, Inc., Investor Relations, 1000 Alfred Nobel Drive, Hercules, CA  94547”.

ITEM 11.

EXECUTIVE COMPENSATION

The sections labeled "Executive Compensation and Other Information," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors" and "Stock Performance Graph" of the 2005 Proxy Statement are incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The section labeled "Principal and Management Stockholders" of the 2005 Proxy Statement is incorporated herein by reference.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,611,089	$27.20	1,550,795	(2)

Equity compensation plans not approved by stockholders	--	--	--

Total	1,611,089	$27.20	1,550,795

(1) Consists of the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan, the 2003 Stock Option Plan and the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

(2) Consists of 1,372,550 shares available under the 2003 Stock Option Plan and 178,245 shares available for issuance under the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections labeled "Certain Relationships and Related Party Transactions" and "Compensation of Directors" of the 2005 Proxy Statement are incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Report of the Audit Committee of the Board of Directors” of the 2005 Proxy Statement.

P A R T IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Index to Financial Statements

	The following Consolidated Financial Statements are included in Exhibit 13.1 and
	are incorporated herein by reference pursuant to Item 8:
		Page in
		Exhibit 13.1

	Consolidated Balance Sheets at December 31, 2004 and 2003	2-3

	Consolidated Statements of Income for each of the three years
	in the period ended December 31, 2004	4

	Consolidated Statements of Cash Flows for each of the
	three years in the period ended December 31, 2004	5

	Consolidated Statements of Changes in Stockholders' Equity
	for each of the three years in the period ended December 31, 2004	6

	Notes to Consolidated Financial Statements	7-33

	Report of Independent Registered Public Accounting Firm	34

2.	Index to Financial Statement Schedule

		Page in
		Form 10-K

	Schedule II Valuation and Qualifying Accounts	18
	Report of Independent Registered Public Accounting Firm	19

All other financial statement schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 22 through 25 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC,.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

Reserve for doubtful accounts receivable

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Other (A)	Balance at End of Year
2004	$12,978	$2,029	$ (621)	$(980)	$13,406
2003	$12,122	$4,687	$(3,831)	--	$12,978
2002	$11,509	$2,857	$(2,244)	--	$12,122

(A)  Due to the sale of the Company’s confocal microscopy product line.

Valuation allowance for current and long-term deferred tax assets

	Balance at Beginning of Year	Additions	Deductions Charged to Costs and Expenses	Other (B)	Balance at End of Year
2004	$21,446	$1,058	$(4,481)	--	$18,023
2003	$17,215	$4,240	$ (9)	--	$21,446
2002	$20,337	$2,783	$(2,571)	$(3,334)	$17,215

(B)

 Valuation arising from the acquisition of PSD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bio-Rad Laboratories, Inc.

Hercules, California

We have audited the consolidated financial statements of Bio-Rad Laboratories, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 2, 2005; such consolidated financial statements and our report on such consolidated financial statements are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference.  Our report relating to management’s report on the effectiveness of internal controls over financial reporting is included herein.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)2.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set for therein.

DELOITTE & TOUCHE LLP

San Francisco, California

March 2, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:_/s/ Sanford S. Wadler

Sanford S. Wadler

Secretary

Date:   March 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Norman Schwartz	President and Director	March 2, 2005
(Norman Schwartz)

Principal Financial Officer
/s/ Christine A. Tsingos___	Vice President,
(Christine A. Tsingos)	Chief Financial Officer	March 2, 2005

Principal Accounting Officer	Corporate Controller	March 2, 2005
/s/ James R. Stark________
(James R. Stark)

Other Directors:
/s/ James J. Bennett______	Director	March 2, 2005
(James J. Bennett)

/s/ Albert J. Hillman______	Director	March 2, 2005
(Albert J. Hillman)

/s/ Ruediger Naumann-Etienne	Director	March 2, 2005
(Ruediger Naumann-Etienne)

/s/ Philip L. Padou________	Director	March 2, 2005
(Philip L. Padou)

/s/ Alice N. Schwartz______
(Alice N. Schwartz)	Director	March 2, 2005

/s/ David Schwartz________	Director	March 2, 2005
(David Schwartz)

BIO-RAD LABORATORIES, INC.

INDEX TO EXHIBITS

ITEM 14(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

3.1

Restated Certificate of Incorporation, as of February 8, 2002. (1)

3.1.1

Certificate of Amendment to Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc., as of May 6, 2004.

3.2

Bylaws of the Registrant, as amended February 19,1980. (2)

4.1

Credit Agreement dated as of September 9, 2003 among Bio-Rad Laboratories, Inc., the lenders, Bank One, N.A., as Administrative Agent, Wells Fargo Bank, N.A. And Union Bank of California, N.A., as Syndication Agents and ABN AMRO Bank N.V. and BNP Paribas, as Documentation Agents. (3)

4.1.1

Amendment No. 1 to Credit Agreement dated as of December 8, 2004 among Bio-Rad Laboratories, Inc., the lenders referred to herein, JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Illinois), as lender and Administrative Agent, Wells Fargo Bank, N.A. and Union Bank of California, N.A., as Syndication Agents and ABN AMRO Bank N.V. and BNP Paribas, as Documentation agents. (4)

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

4.6

Indenture, dated as of December 21, 2004, between Bio-Rad Laboratories, Inc. and Wells Fargo National Bank, as trustee. (5)

10.4

1994 Stock Option Plan. (6)

10.4.1

Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 28, 1998. (7)

10.4.2

Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated December 6, 1999. (7)

10.4.3

Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated September 19, 2000. (7)

10.4.4

Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 25, 2001.  (8)

10.5

Amended and Restated 1988 Employee Stock Purchase Plan. (9)

10.5.1

Amendment to the Amended 1988 Employee Stock Purchase Plan. (8)

10.6

Employees' Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (10)

10.7

2003 Stock Option Plan. (11)

10.10

Non-competition and employment continuation agreement with James J. Bennett. (10)

10.13

Stock Purchase Agreement dated as of August 16, 2004 by and between the Company, MJ GeneWorks, Incorporated, Michael J. Finney and John D. Finney, excluding exhibits and schedules.  Pursuant to Regulation S-K Item 601(b)(2), the exhibits and schedules to this agreement have not been filed.  The Company agrees to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request.  The Company has requested confidential treatment of certain portions of this agreement. (12)

13.1

Excerpt from Annual Report to Stockholders' for the fiscal year ended December 31, 2004, (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

21.1

Listing of Subsidiaries.

23.1

Consent of Independent Registered Public Accounting Firm.

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

Incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-7 Registration No. 2-66797, which became effective

April 22, 1980.

(3)

Incorporated by reference from Exhibits to the Company's Form S-4 dated September 19, 2003.

(4)

Incorporated by reference from Exhibits to the Company’s Form 8-K filing dated December 14, 2004.

(5)

Incorporated by reference from Exhibits to the Company’s Form 8-K filing dated December 22, 2004.

(6)

Incorporated by reference from the Exhibits to the Company's Form S-8 filing, dated April 28, 1994.

(7)

Incorporated by reference from the Exhibits to the Company's Form  10-K filing for the fiscal year ended December 31, 2000, dated March 28, 2001.

(8)

Incorporated by reference from the Exhibits to the Company's Form  10-K filing for the fiscal year ended December 31, 2003, dated March 15, 2004.

(9)

Incorporated by reference from the Exhibits to the Company's September 30, 1998, Form 10-Q filing dated November 12, 1998.

(10)

         Incorporated by reference from the Exhibits to the Company's September 30, 1997, Form 10-Q filing dated November 13, 1997.

(11)

Incorporated by reference from Exhibits to the Company’s March 31, 2003, Form 10-Q filing dated May 13, 2003.

(12)

Incorporated by reference from Exhibits to the Company’s September 30, 2004, Form 10-Q filing dated November 9, 2004.