Form 10-Q
period 2005-03-31
BIO RAD LABORATORIES INC
filed 2005-05-10
CIK 12208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes X__ No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X__ No_____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares Outstanding
Title of Class	at April 30, 2005

Class A Common Stock,
Par Value $0.0001 per share	21,098,572

Class B Common Stock,
Par Value $0.0001 per share	4,914,208

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bio-Rad Laboratories, Inc.

Consolidated Statements of Income

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004

Net sales	$299,171	$262,749
Cost of good sold	132,765	113,485
Gross profit	166,406	149,264
Selling, general and administrative expense	99,498	87,057
Product research and development expense	26,823	24,333
Purchased in-process research and development expense	--	900
Interest expense	8,117	5,050
Foreign exchange (gains) losses	(277)	202
Other (income) expense, net	(5,838)	216
Income from continuing operations before taxes	38,083	31,506
Provision for income taxes	(8,563)	(8,886)
Income from continuing operations	29,520	22,620
Discontinued operations
Loss from discontinued operations net of tax benefits
of $169 in 2004	--	(642)
Gain on divestiture, net of tax benefits of zero in 2005	3,974	--
Net income	$33,494	$21,978

Basic earnings per share:
Continuing operations	$1.14	$0.88
Discontinued operations	0.15	(0.02)
Net income	$1.29	$0.86
Weighted average common shares	25,909	25,624

Diluted earnings per share:
Continuing operations	$1.11	$0.85
Discontinued operations	0.15	(0.02)
Net income	$1.26	$0.83
Weighted average common shares	26,555	26,444

The accompanying notes are an integral part of these statements.

BIO-RAD LABORATORIES, INC

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS:
Cash and cash equivalents	$317,898	$195,734
Short-term investments	65,907	165,899
Accounts receivable, net	250,968	261,243
Inventories, net	208,920	205,512
Prepaid expenses, taxes and other current assets	77,362	80,072
Total current assets	921,055	908,460
Net property, plant and equipment	197,303	202,324
Goodwill	113,276	113,276
Purchased intangibles, net	56,495	58,638
Other assets	110,785	109,304
Total assets	$1,398,914	$1,392,002

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$67,145	$71,194
Accrued payroll and employee benefits	67,615	79,061
Notes payable and current maturities of long-term debt	9,658	9,457
Sales, income and other taxes payable	15,369	15,835
Litigation accrual	50,000	50,000
Accrued royalties	43,184	39,317
Other current liabilities	45,509	50,511
Total current liabilities	298,480	315,375
Long-term debt, net of current maturities	425,807	425,979
Deferred tax liabilities	26,588	24,772
Other long-term liabilities	23,753	28,988
Total liabilities	774,628	795,114

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; none outstanding
Class A common stock, $0.0001 par value, 80,000,000 shares authorized;
outstanding – 21,063,399 at March 31, 2005 and 20,997,568
shares at December 31, 2004	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares authorized;
outstanding – 4,914,308 at March 31, 2005 and 4,836,540 at December 31, 2004	1	1
Additional paid-in capital	52,681	49,628
Retained earnings	522,748	489,254
Accumulated other comprehensive income:
Currency translation and other	48,854	58,003
Total stockholders’ equity	624,286	596,888
Total liabilities and stockholders’ equity	$1,398,914	$1,392,002

The accompanying notes are an integral part of these statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$296,648	$266,784
Cash paid to suppliers and employees	(259,242)	(221,836)
Interest paid	(8,973)	(9,360)
Income tax payments	(6,532)	(9,682)
Miscellaneous receipts	4,309	2,211
Discontinued operations	(1,327)	(811)
Net cash provided by operating activities	24,883	27,306

Cash flows from investing activities:
Capital expenditures, net	(9,774)	(13,417)
Payments for acquisitions and investments	--	(17,996)
Payments on purchase of intangible assets	(1,000)	--
Purchases of marketable securities and investments	(667,698)	(509,301)
Sales of marketable securities and investments	769,682	490,722
Foreign currency economic hedges, net	2,675	(830)
Net cash provided by (used in) investing activities	93,885	(50,822)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit arrangements	208	(2,055)
Long-term borrowings	--	--
Payments on long-term debt	(121)	(117)
Proceeds from issuance of common stock	2,708	2,148
Net cash provided by (used in) financing activities	2,795	(24)

Effect of exchange rate changes on cash	601	293
Net increase (decrease) in cash and cash equivalents	122,164	(23,247)
Cash and cash equivalents at beginning of period	195,734	65,395
Cash and cash equivalents at end of period	$317,898	$42,148

Reconciliation of income from continuing operations to net cash provided by operating activities:
Income from continuing operations	$29,520	$22,620
Adjustments to reconcile net income to net cash provided by
operating activities (net of effects of acquisitions):
Depreciation and amortization	15,171	10,500
Decrease in accounts receivable	2,583	3,627
(Increase) decrease in inventories	(7,600)	1,182
(Increase) decrease in other current assets	(1,310)	2,476
Decrease in accounts payable and other current liabilities	(11,636)	(17,777)
Increase in income taxes payable	11,058	8,478
Other	(16,877)	(3,158)
Net cash provided by continuing operations	20,909	27,948

Discontinued operations	3,974	(642)

Net cash provided by operating activities	$24,883	$27,306

The accompanying notes are an integral part of these statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.

BASIS OF PRESENTATION

In this report, “Bio-Rad,” “we,” “us,” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report for the year ended December 31, 2004.  Certain prior year items have been reclassified to conform to the current year’s presentation.

2.

INVENTORIES

The principal components of inventories are as follows (in millions):

	March 31, 2005	December 31, 2004

Raw materials	$46.6	$45.0
Work in process	52.1	48.2
Finished goods	110.2	112.3
	$208.9	$205.5

3.

PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	March 31, 2005	December 31, 2004

Land and improvements	$9.9	$10.0
Buildings and leasehold improvements	114.7	119.4
Equipment	327.7	321.2
	452.3	450.6
Accumulated depreciation	(255.0)	(248.3)
Net property, plant and equipment	$197.3	$202.3

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.1 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively.

4.

SHORT-TERM INVESTMENTS

Short-term investments consist of the following (in millions):

	March 31,	December 31,
	2005	2004
Available-for-sale securities:
Auction rate securities	$52.2	$146.5
Certificate of deposit	4.0	4.0
Variable rate notes	7.7	8.4
U.S Agencies	2.0	7.0
Total short-term investments	$65.9	$165.9

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value.  As of March 31, 2005, the short-term investments will mature within one year.

5.

GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

In March 2005, we purchased the rights to certain patents for $1.0 million.  These intangible assets are included in the Clinical Diagnostics segment.

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	March 31, 2005
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
Developed Product Technology	11	$ 28.3	$ 4.0	$ 24.3
Licenses	16	14.0	0.6	13.4
Know How	8	9.6	3.0	6.6
Covenants Not to Compete	10	6.1	0.9	5.2
Patents	16	5.5	0.7	4.8
Customer Lists	6	1.7	0.5	1.2
Other	2	2.9	1.9	1.0
		$ 68.1	$ 11.6	$ 56.5

	December 31, 2004
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
Developed Product Technology	11	$ 28.3	$ 2.5	$ 25.8
Licenses	16	14.1	0.4	13.7
Know How	8	9.9	2.8	7.1
Covenants Not to Compete	10	6.1	0.6	5.5
Patents	16	4.6	0.7	3.9
Customer Lists	6	1.7	0.3	1.4
Other	2	2.9	1.7	1.2
		$ 67.6	$ 9.0	$ 58.6

Recorded intangible asset amortization expense for the three months ended March 31, 2005 and 2004 was $2.8 million and $1.4 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2006, 2007, 2008, 2009, and 2010 is $10.1 million, $9.8 million, $8.6 million, $5.6 million and $2.2 million, respectively.

6.

ACQUISITIONS AND INVESTMENTS

On April 6, 2005, we submitted a proposal to the Board of Directors of BioSource International, Inc., a broad-based life sciences company, to acquire all of Bio-Source’s outstanding shares for $8.50 per share in cash.  We currently own approximately 6.8% of the outstanding shares of BioSource.  On April 11, 2005, BioSource announced in a press release that its Board of Directors rejected our acquisition proposal and that it has retained financial and legal advisors to assist Bio-Source in evaluating strategic alternatives, including a possible sale of BioSource.  Although we have not made any further attempts to acquire BioSource, we may do so in the future.

At March 31, 2005, we owned approximately 23% of the outstanding voting shares of Sartorius AG (“Sartorius”), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  The Sartorius family trust and Sartorius family members hold approximately 60% of the outstanding voting shares.  Bio-Rad does not have any representative or designee on Sartorius’ board of directors, nor does it have any other influence over the operating and financial policies of Sartorius.  Therefore, we account for this investment using the cost method.

7.

DISCONTINUED OPERATIONS

On May 31, 2004, we sold a group of assets and transferred certain liabilities that comprise a substantial portion of our confocal microscopy product line to Carl Zeiss Jena GmbH.  As required by Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” with the disposition of this asset group, the sales and expenses related to this product line for current and prior periods have been reclassified as a separate line on the income statement titled “Discontinued Operations.”

Since the discontinued operations were sold in the second quarter of 2004, there have been no sales or operating losses in the three months ended March 31, 2005.  However, during the current quarter, we reached an agreement to settle the $6.7 million estimated lease commitment that comprised the most significant portion of the original shut-down provision.  We have revised our estimate based on the settlement agreement, and now require only $1.6 million to exit the facility during 2005.  Consequently, we recognized a $4.0 million gain on the revised disposition of the confocal microscopy product line, net of cash payments and reserve requirements.

The discontinued operations generated net sales of $3.9 million for the three months ended March 31, 2004.  The pre-tax operating losses attributable to the discontinued operations for the three months ended March 31, 2004 were $0.8 million.

8.

PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities were as follows (in millions):

	Three Months Ended March 31
	2005	2004
January 1,	$10.1	$9.1
Provision for warranty	2.9	3.3
Actual warranty costs	(2.7)	(3.1)
March 31,	$10.3	$9.3

9.

LONG-TERM DEBT

In December 2004, Bio-Rad sold $200.0 million principal amount of Senior Subordinated Notes due 2014 (“6.125% Notes”).  The notes pay a fixed rate of interest of 6.125% per year.  Bio-Rad has the right to repurchase up to 35% of the 6.125% Notes any time prior to December 15, 2007 upon any sale of Bio-Rad’s common stock at a specified redemption price plus accrued and unpaid interest and certain other charges.  Furthermore, Bio-Rad has the option to redeem any or all of the 6.125% Notes at various declining redemption prices or at 100% of the principal amount plus the “applicable premium” (as defined by the indenture) along with accrued and unpaid interest and certain other charges depending on the date redeemed.  Bio-Rad’s obligations under the 6.125% Notes are not secured, rank equal to other senior subordinated notes and rank junior to all Bio-Rad’s existing and future senior debt.

In August 2003, Bio-Rad sold $225.0 million principal amount of Senior Subordinated Notes due 2013. (“7.5% Notes”)  The notes pay a fixed rate of interest of 7.5% per year.  Bio-Rad has the right to repurchase up to 35% of the 7.5% Notes any time prior to August 15, 2006 upon any sale of Bio-Rad’s common stock at a specified redemption price plus accrued and unpaid interest and certain other charges.  Furthermore, Bio-Rad has the option to redeem any or all of the 7.5% Notes at various declining redemption prices or at 100% of the principal amount plus the “applicable premium” (as defined by the indenture) along with accrued and unpaid interest and certain other charges depending on the date redeemed. Bio-Rad’s obligations under the 7.5% Notes are not secured and rank equal to other senior subordinated notes and rank junior to all our existing and future senior debt.

10.

EARNINGS PER SHARE

We calculate basic earnings per share (EPS) and diluted EPS in accordance with SFAS No. 128, "Earnings Per Share."  Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period.  Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of common stock equivalents that are to be added to the weighted average number of shares outstanding.  Common stock equivalents are excluded from the diluted earnings per share calculation if the effect would be anti-dilutive.

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding options to purchase 646,000 and 820,000 shares of stock for the three months ended March 31, 2005 and 2004, respectively.  Options to purchase 477,000 and 7,000 shares of common stock were outstanding during the three month periods ended March 31, 2005 and March 31, 2004, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares

11.

STOCK OPTIONS AND PURCHASE PLANS

Stock Option Plans

Bio-Rad maintains incentive and non-qualified stock option plans for officers and certain other key employees.  Under the 2003 Stock Option Plan, options to purchase 307,822 shares and 306,990 shares were granted during the three months ended March 31, 2005 and March 31, 2004, respectively.  No options have been issued to non-employees.

Bio-Rad applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for those plans.  No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation cost for Bio-Rad's stock option and stock purchase plans been accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," Bio-Rad's pro forma net income and earnings per share would have been as follows (in millions, except per share data):

March 31,
	2005	2004

Net income, as reported	$ 33.5	$ 22.0
Deduct: Total stock based employee compensation
expense determined under fair value methods for all
awards net of related tax effects	0.9	0.6
Pro forma net income	$ 32.6	$ 21.4

Earnings per share:
Basic -- as reported	$ 1.29	$ 0.86
Basic -- pro forma	$ 1.26	$ 0.83

Diluted -- as reported	$ 1.26	$ 0.83
Diluted -- pro forma	$ 1.23	$ 0.81

Employee Stock Purchase Plan

Bio-Rad has an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of shares of Bio-Rad’s Class A common stock.  The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter.  No compensation expense is recorded in connection with the plan.  At March 31, 2005, Bio-Rad has authorized the sale of 1,890,000 shares of common stock under the plan.

Bio-Rad sold 22,062 shares for $1.0 million and 17,273 shares for $0.7 million under the plan to employees for the three months ended March 31, 2005 and 2004, respectively.  At March 31, 2005, 178,245 shares remain authorized under the plan.

In December 2004, the Financial Standards Board issued SFAS 123 (revised 2004), “Share-Based Payment.”  This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements.  SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  We are required to adopt SFAS 123 (R) in its first quarter of fiscal 2006, beginning January 1, 2006.  We are currently evaluating the impact of adoption of this statement.

12.

FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

13.

OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended March 31,
	2005	2004

Write-down of investment	$--	$2.4
Interest and investment income	(4.0)	(0.9)
Other	(1.8)	(1.3)
Total other (income) expense, net	$(5.8)	$0.2

The three months ended March 31, 2004 includes $2.4 million of expense for an other-than-temporary impairment of equity interest in Instrumentation Laboratory, S.p.A., which is accounted for using the cost method.

14.

COMPREHENSIVE INCOME

SFAS 130, "Reporting Comprehensive Income" requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", foreign currency translation adjustments accounted for under SFAS 52, "Foreign Currency Translation" and minimum pension liability adjustments made pursuant to SFAS 87, "Employers' Accounting for Pensions."

The components of Bio-Rad’s total comprehensive income were (in millions):

	March 31,
	2005	2004
Net income, as reported	$33.5	$22.0
Currency translation adjustments	(9.2)	(3.7)
Net unrealized holding gain (loss) net of tax effect
of $1.0 million in 2005 and $0.6 million in 2004	--	2.1
Total comprehensive income	$24.3	$20.4

15.

SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2005 and 2004 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations	Total

Segment net sales	2005	$ 144.1	$ 151.9	$ 3.2	$ 299.2
	2004	$ 121.6	$ 138.9	$ 2.2	$ 262.7

Segment profit (loss)	2005	$ 15.5	$ 17.0	$ (0.5)	$ 32.0
	2004	$ 15.8	$ 16.4	$ --	$ 32.2

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating income (expense) consists of receipts and expenditures that are not the primary responsibility of segment operating management.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  The following reconciles total segment profit to consolidated income from continuing operations before taxes (in millions):

	Three Months Ended March 31,
	2005	2004

Total segment profit	$32.0	$32.2
Foreign exchange gains (losses)	0.3	(0.2)
Net corporate operating, interest and
other income and expense not
allocated to segments	--	(0.3)
Other income (expense), net	5.8	(0.2)
Consolidated income from continuing
operations before taxes	$38.1	$31.5

16.

 LEGAL PROCEEDINGS

Applera Corporation (“Applera”) and Roche Molecular Systems (“Roche”) filed a patent infringement case against MJ Research, Inc. and John and Michael Finney in the U.S. District Court for the District of Connecticut in June 1998. On August 18, 2004, we acquired MJ Research through the acquisition of 100% of the stock of its parent company, MJ GeneWorks, Incorporated, from John and Michael Finney. The complaint alleges that MJ Research is infringing certain patents relating to Polymerase Chain Reaction (PCR) and instruments for performing PCR. In response to their claims, MJ Research filed counterclaims including, among others, allegations that Applera had licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws. A trial on these matters commenced in March 2004. The Court elected to hold the trial in two phases: a patent phase and an antitrust phase.

In the patent phase, which has concluded, the jury found that MJ Research infringed three U.S. patents related to PCR process technology and three U.S. patents related to thermal cycler instrument technology. The jury found the infringement of four of the six patents to be willful. MJ Research filed for chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Nevada on March 29, 2004, and the Bankruptcy Court later granted MJ Research’s motion to dismiss the bankruptcy case, which became final in September 2004. In April 2004, the jury awarded damages to Applera and Roche in the amount of $19.8 million. Applera and Roche sought an enhancement of damages, including legal fees, since several infringements were found to be willful. On March 30, 2005, the Court granted Applera’s and Roche’s motion for enhancement of damages and increased the damages awarded to $35.4 million in addition to awarding reasonable attorneys’ fees and costs in an amount yet to be determined by the Court. On March 31, 2005 the Court entered judgment in favor of Applera and Roche in that amount, subject to later amendment after it awards attorneys’ fees and costs. In connection with this ruling, in April we posted a surety bond in the amount of $37.2 million to stay the enforcement of the judgment pending appeal.  The bond amount will be amended to reflect attorneys’ fees or interest, as necessary.

Regarding the antitrust phase of the trial, the Court ruled against MJ Research on all of its patent misuse defenses and federal antitrust counterclaims and dismissed all of its counterclaims, including the state antitrust and unfair competition claims, based on those rulings.  The Court denied MJ Research’s motion for reconsideration of the Court’s ruling on patent misuse. On April 1, 2005, Applera moved the Court for entry of a permanent injunction on the asserted claims of the three U.S. patents related to thermal cycler instrument technology. On April 14, 2005, MJ Research and John and Michael Finney filed a notice of appeal to the United States Court of Appeal for the Federal Circuit. In addition, they filed several post-judgment motions, including a motion for a new trial and a motion for judgment as a matter of law.  Applera has filed a motion to amend the judgment to include prejudgment interest in the amount of approximately $1.0 million. In connection with these matters, we have established a $50.0 million litigation accrual.

Applera filed four actions in the Regional Court of Düsseldorf, Germany during the period from August 2002 through September 2003 against MJ Research and others alleging infringement of four European patents relating to thermal cyclers. We are also a defendant in one of the actions.  The suit seeks actual damages, costs and expenses and injunctive relief. Three of the actions had a trial before the Düsseldorf court in April 2004. One of these actions has since been dismissed. In May 2004, the Düsseldorf court issued an adverse ruling against MJ Research and us, which included an injunction against us and MJ Research from selling any real-time PCR instruments and reagents in Germany. In December 2004, the European Patent Office revoked the patent and the injunctions against MJ Research and Bio-Rad were lifted, allowing MJ Research and us to resume sales of real-time PCR thermal cyclers and reagents. In another of these actions, the Düsseldorf court rendered an adverse decision against MJ Research in April 2005. A decision on a separate action concerning Applera’s European patent relating to automated performance of PCR is pending.

We are a defendant in an action in Japan which is similar to the action concerning the revoked European patent relating to real-time PCR. Applera commenced this action against us on May 7, 2002. The complaint alleges that we are infringing a Japanese patent which is a counterpart to the revoked European patent and seeks injunctive relief but not damages.  In November 2003, the Japanese court issued an adverse ruling against us which enjoined us from selling real-time PCR instruments and reagents in Japan. We appealed the decision and also filed a separate action in the Japanese Patent Office seeking revocation of the Japanese patent.  In March 2005, the Japanese Patent Office revoked the Japanese patent.

We and MJ Research are also defendants in an action in the U.S. District Court for the District of Connecticut which is similar to the action concerning the European real-time PCR patent. Applera commenced the action against us on November 9, 2004. The complaint alleges that we are infringing a U.S. patent which is a counterpart to the revoked European real-time PCR patent.  The complaint seeks damages and injunctive relief.

We are also party to various claims, legal actions and complaints arising in the ordinary course of business. We do not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on our results of operations, financial position or liquidity. However, we cannot give any assurance regarding the ultimate outcome of these lawsuits and their resolution could be material to our operating results for any particular period, depending upon the level of income for the period.

Item 2.

Management’s Discussion and Analysis of Results of Operation and

Financial Condition.

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2004 and this report for the quarter ended March 31, 2005.

Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to Bio-Rad’s future financial performance, operating results, plans and objectives that involve risk and uncertainties.  We have based these forward looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including among other things: our ability to successfully develop and market new products; our reliance on and access to necessary intellectual property; our ability to service our debt; competition in and government regulation of the industries in which we operate; and the monetary policies of various countries.  We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, industry, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results from experiments and tests, we estimate that approximately 70% of our revenues are recurring.  Approximately 36% of our first quarter 2005 consolidated net sales are from the United States and approximately 64% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling. As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations benefited our consolidated sales expressed in US dollars in the current quarter ended March 31, 2005 as well as in the prior year.

On a currency neutral basis, the diagnostic market is growing around 3% comprised of specialty areas experiencing significant growth offset by flat to declining growth in the routine testing market.  Pricing for routine diagnostic tests is impacted by declining government reimbursement schedules, particularly in the US, Japan, and Germany.

The overall average growth of the life science market is currently about 5% on a currency neutral basis.  Some spending on government sponsored research has slowed or is being deferred especially in the US and Japan.  Large capital instrumentation systems sales continue to lag the overall growth rate.  Reagent sales are rising faster than the average growth.  The market for BSE tests continues to be very dynamic as established countries consolidate testing and new competitors enter the market, resulting in competitive pricing pressures and lower average selling prices per test.  Growth in BSE will come only from new testing markets.  Current testing levels are largely dependant on government mandates to safeguard the respective country’s beef supply.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended March 31,		Year Ended December 31,
	2005	2004	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	44.4	43.2	44.0
Gross profit	55.6	56.8	56.0
Selling, general and
administrative expense	33.3	33.1	34.7
Product research and
development expense,
excluding purchased in-
process research and
development expense	9.0	9.6	9.9
Income from
continuing operations	9.9	8.6	6.1
Discontinued operations	1.3	(0.2)	0.2

Net income	11.2%	8.4%	6.3%

Critical Accounting Policies

As previously disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2004, we have identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, valuation of inventories, allowance for doubtful accounts, litigation reserves, and warranty reserves as the accounting policies critical to the operations of Bio-Rad. For a full discussion of these policies, please refer to our Form 10-K for the period ended December 31, 2004.

Three Months Ended March 31, 2005 Compared to

Three Months Ended March 31, 2004

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the first quarter of 2005 rose 13.9% to $299.2 million from $262.7 million in the first quarter of 2004. The positive impact to sales from a weakening US dollar represented $9.8 million. For Bio-Rad in total, on a currency neutral basis, first quarter 2005 sales grew 10.2% compared to the first quarter of 2004.  The Clinical Diagnostics segment sales grew by 9.4% before adjustment to a currency neutral basis, while the Life Science segment sales grew 18.5%.  On a currency neutral basis, Clinical Diagnostics sales growth was 5.5%, while Life Science sales grew 14.9%.  Clinical Diagnostics sales were driven by its quality control product line and, to a lesser extent, blood virus products.  Life Science sales experienced growth in the protein expression product lines due, in part, to the recent acquisition of MJ GeneWorks, Inc., and also in our amplification and electrophoresis reagent products.  Sales declined for food science products in the very competitive BSE market as average selling prices continue to decline.  Life Science sales for the first quarter of 2004 have been presented net of the confocal microscopy product line which was recorded as discontinued operations in 2004.

Consolidated gross margins were 55.6% for the first quarter of 2005 compared to 56.8% for the first quarter of 2004 and 56.0% for all of 2004.  Clinical Diagnostics gross margins decreased by less than one-half percent when compared to the first quarter of 2004.  The decline reflects higher service costs for our equipment placed with customers who purchase diagnostic reagents.  Life Science margins declined by approximately 2.4% on lower average selling prices for the BSE test, increased amortization of intangibles from the acquisition of MJ GeneWorks, Inc., and sales mix, as instrument sales with generally lower gross margins replace higher margin reagents.

Selling, general and administrative expenses (SG&A) represented 33.3% of sales for the first quarter 2005 compared to 33.1% of sales for the first quarter of 2004.  Both Clinical Diagnostics and Life Science segments increased SG&A expense at a rate of growth similar to sales.  Increased spending reflects, in large part, the acquisition of MJ Research, as well as higher personnel, facilities, and professional services for compliance, litigation, and information technology.

Product research and development expense increased 6.3% to $26.8 million in the first quarter 2005.  Most of the increase is attributable to Life Science, as Clinical Diagnostics remained flat compared to the prior year.  Areas of development for the Life Science segment are proteomics, process chromatography, and food safety.  Diagnostic development efforts are focused on expanded tests for its Bioplex 2200 TM testing platform, and expanded software data management product offerings for its quality control product line, as well as enhancements to existing product offerings in diabetes monitoring and blood virus diagnostics.

Corporate Results – Other Items

Interest expense increased from the prior year by $3.1 million.  Average indebtedness increased from $237 million in the first quarter of 2004 to $436 million at March 31, 2005.  The increase reflects interest costs on the $200 million 6.125% Subordinated Debt placed in December 2004.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

Other income and expense for the first quarter of 2005 rose significantly compared to the first quarter of 2004.  Investment income including interest rose as we invested an incremental $200 million in short-term investments and cash equivalents.  Additionally we had gains on marketable securities of $1.5 million.  Other income and expense in the first quarter of 2004 included a $2.4 million write-down of a foreign minority investment due to a recapitalization.  Also included in other income and expense are gains or losses associated with the sale of surplus manufacturing or other productive assets.

Bio-Rad’s effective tax rate was 22.5% and 28.2% for the first quarter of 2005 and 2004, respectively.  The current period tax expense benefited from several favorable items that are unique to the current period.  They include a reduction in the valuation allowance of deferred tax assets on various foreign deductions and losses, the settlement of our liability in a disputed lease abandonment and the settlement of a tax audit in Austria.

In May 2004, we sold our U.K. based confocal microcsopy product line to Carl Zeiss Jena GmbH.  As required by SFAS 144, the sales and expenses related to this product line for current and prior periods have been reclassified to a separate line on the income statement titled “Discontinued Operations.”  The original gain on divestiture in 2004 was $3.4 million, net of tax.  Proceeds received were $19.8 million and costs included assets transferred less related liabilities, legal costs, a provision for leased facilities through August 2008 and minor severance and other costs.  During the current quarter we recorded a gain of $4.0 million in discontinued operations as a result of the reduction of the provision for leased facilities.  Bio-Rad and the landlord reached an agreement whereby we will leave the premises by the third quarter of 2005 and will have to pay only a portion of the remaining lease costs and partial dilapidation charges.

Financial Condition

As of March 31, 2005, we had available $317.9 million in cash and cash equivalents and $25.6 million under international lines of credit.  We also had $65.9 million of short-term investments.  Under the $150.0 million restated and amended Revolving Credit Facility we have $145.0 million available with $5.0 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and potential acquisitions.

Net cash provided by operations was $24.9 million and $27.3 million for the three months ended March 31, 2005 and 2004, respectively.  This decline represents increased operating expenditures for SG&A and research and development including legal fees, auditing fees and other professional fees for information technology, advertising and promotion.

At March 31, 2005, consolidated accounts receivable were $251.0 million, a decrease of $10.3 million from December 31, 2004.  The decline in consolidated accounts receivable is attributable to lower sales and a strengthening of the US dollar from December 31, 2004 to March 31, 2005.

At March 31, 2005, consolidated net inventories increased $3.4 million from December 31, 2004.  Additions to inventory were largely for BSE shipments to Japan for sales which will take place in the second quarter as well as new Life Science product introductions, offset by the strengthening of the US dollar.

Net capital expenditures totaled $9.8 million for the three months ended March 31, 2005 compared to $13.4 million for the same period of 2004.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for compliance, and leasehold improvements. All periods include reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase reagents for use. Included to a lesser extent than in prior periods is our investment in business systems and data communication.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  We are evaluating a number of acquisitions on a preliminary basis, but it is not certain that any of these transactions will advance beyond the preliminary stages or be completed.  On April 6, 2005, we submitted a proposal to the Board of Directors of BioSource International, Inc., a life sciences company, to acquire all of Bio-Source’s outstanding shares for $8.50 per share in cash.  We currently own approximately 6.8% of the outstanding shares of BioSource.  On April 11, 2005, BioSource announced in a press release that its Board of Directors rejected our acquisition proposal and that it has retained financial and legal advisors to assist Bio-Source in evaluating strategic alternatives, including a possible sale of BioSource.  Although we have not made any further attempts to acquire BioSource, we may do so in the future.  We would require approximately $75 million of cash at the offer price of $8.50 per share to consummate the transaction.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time.  Through March 31, 2005, Bio-Rad has cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million.  Our credit agreements restrict our ability to repurchase our stock. There were no share repurchases made in the first quarter of 2005 or all of 2004.  The repurchase was designed to both satisfy our obligations under the employee stock purchase and stock option plans and to improve shareholder value.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2005, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.  Controls and Procedures

Bio-Rad maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Bio-Rad’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to Bio-Rad’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 16, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Form 10-Q.

Item 6.  Exhibits

(a) Exhibits

The following documents are filed as part of this report:

Exhibit No
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

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	May 10 2005	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	May 10, 2005	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer