Form 10-Q
period 2005-06-30
BIO RAD LABORATORIES INC
filed 2005-08-09
CIK 12208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Shares Outstanding
Title of Class	at July 29, 2005

Class A Common Stock,
Par Value $0.0001 per share	21,206,252

Class B Common Stock,
Par Value $0.0001 per share	4,903,003

PART 1 – FINANCIAL INFORMATION Item 1. Financial Statements.
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$ 291,302	$ 260,546	$ 590,473	$ 523,295
Cost of goods sold	130,659	110,885	263,424	224,370
Gross profit	160,643	149,661	327,049	298,925
Selling, general and administrative expense	104,222	90,199	203,720	177,256
Product research and development expense	28,499	25,545	55,322	49,878
Purchased in-process research and
development expense	--	--	--	900
Interest expense	8,044	4,919	16,161	9,969
Foreign exchange (gains) losses	(922)	545	(1,199)	747
Other (income) expense, net	(4,689)	(866)	(10,527)	(650)
Income from continuing operations before taxes	25,489	29,319	63,572	60,825
Provision for income taxes	7,101	9,048	15,664	17,934
Income from continuing operations	18,388	20,271	47,908	42,891
Discontinued operations
Loss from discontinued operations (net of tax)	--	(845)	--	(1,487)
Gain on divestiture (net of tax)	--	3,437	3,974	3,437
Total income from discontinued operations	--	2,592	3,974	1,950
Net income	$ 18,388	$ 22,863	$ 51,882	$ 44,841

Basic earnings per share:
Continuing operations	$ 0.71	$ 0.79	$ 1.85	$ 1.67
Discontinued operations	--	0.10	0.15	0.08
Net income	$ 0.71	$ 0.89	$ 2.00	$ 1.75
Weighted average common shares	26,020	25,699	25,965	25,662

Diluted earnings per share:
Continuing operations	$ 0.69	$ 0.76	$ 1.80	$ 1.62
Discontinued operations	--	0.10	0.15	0.07
Net income	$ 0.69	$ 0.86	$ 1.95	$ 1.69
Weighted average common shares	26,610	26,504	26,583	26,474

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS:
Cash and cash equivalents	$ 252,132	$ 195,734
Restricted cash	35,565	--
Short-term investments	91,252	165,899
Accounts receivable, net	243,387	261,243
Inventories, net	211,526	205,512
Prepaid expenses, taxes and other current assets	83,496	80,072
Total current assets	917,358	908,460
Net property, plant and equipment	189,802	202,324
Goodwill	113,276	113,276
Purchased intangibles, net	53,260	58,638
Other assets	118,879	109,304
Total assets	$ 1,392,575	$ 1,392,002

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 69,254	$ 71,194
Accrued payroll and employee benefits	67,926	79,061
Notes payable and current maturities of long-term debt	11,479	9,457
Sales, income and other taxes payable	11,549	15,835
Litigation accrual	50,000	50,000
Accrued royalties	32,812	39,317
Other current liabilities	47,828	50,511
Total current liabilities	290,848	315,375
Long-term debt, net of current maturities	425,864	425,979
Deferred tax liabilities	27,011	24,772
Other long-term liabilities	20,208	28,988
Total liabilities	763,931	795,114

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares
authorized; none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000
shares authorized; outstanding – 21,140,778 at
June 30, 2005 and 20,997,568 at December 31, 2004	2	2
Class B common stock, $0.0001 par value, 20,000,000
shares authorized; outstanding – 4,906,108 at
June 30, 2005 and 4,836,540 at December 31, 2004	1	1
Additional paid-in capital	54,803	49,628
Retained earnings	541,136	489,254
Accumulated other comprehensive income:
Currency translation and other	32,702	58,003
Total stockholders’ equity	628,644	596,888
Total liabilities and stockholders’ equity	$ 1,392,575	$ 1,392,002

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$ 583,459	$ 517,385
Cash paid to suppliers and employees	(527,665)	(440,664)
Interest paid	(15,459)	(9,866)
Income tax payments	(20,161)	(20,860)
Miscellaneous receipts	8,971	3,568
Discontinued operations	(1,327)	(2,019)
Net cash provided by operating activities	27,818	47,544

Cash flows from investing activities:
Capital expenditures, net	(17,591)	(29,057)
Payments for acquisitions and investments	(2,674)	(27,540)
Restriction of cash related to MJ acquisition litigation	(35,565)	--
Proceeds from divestiture	--	19,775
Payments on purchase of intangible assets	(1,000)	(6,000)
Purchases of marketable securities	(796,590)	(1,094,829)
Sales of marketable securities	870,905	1,054,215
Foreign currency economic hedges, net	5,509	(802)
Net cash provided by (used in) investing activities	22,994	(84,238)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit arrangements	1,138	(48)
Payments on long-term debt	(231)	(212)
Debt issuance and retirement costs	(331)	--
Proceeds from issuance of common stock	4,516	3,513
Net cash provided by financing activities	5,092	3,253

Effect of exchange rate changes on cash	494	1,325
Net increase (decrease) in cash and cash equivalents	56,398	(32,116)
Cash and cash equivalents at beginning of period	195,734	65,395
Cash and cash equivalents at end of period	$ 252,132	$ 33,279

Reconciliation of income from continuing operations to net cash provided by operating activities:
Income from continuing operations	$ 47,908	$ 42,891
Adjustments to reconcile net income to net cash provided by
operating activities (net of effect of acquisitions):
Depreciation and amortization	30,091	22,881
Increase in accounts receivable	(24)	(5,008)
Increase in inventories	(16,321)	(4,603)
(Increase) decrease in other current assets	(4,140)	14,334
Decrease in accounts payable and other current liabilities	(16,117)	(24,499)
Increase (decrease) in income taxes payable	(9,323)	236
Other	(8,230)	2,799
Net cash provided by continuing operations	23,844	49,031

Discontinued operations	3,974	(1,487)

Net cash provided by operating activities	$ 27,818	$ 47,544

The accompanying notes are an integral part of these consolidated financial statements.

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

2.

RESTRICTED CASH

Restricted cash of $35.6 million represents deposits in a money market account that have been used as collateral to protect the surety company in connection with its execution of a surety bond in the amount of $37.2 million to stay the enforcement of the judgment in the legal matter described in Note 17.

3.

INVENTORIES

The principal components of inventories are as follows (in millions):

	June 30,	December 31,
	2005	2004

Raw materials	$ 45.8	$ 45.0
Work in process	56.0	48.2
Finished goods, net	109.7	112.3
	$ 211.5	$ 205.5

4.

PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	June 30,	December 31,
	2005	2004

Land and improvements	$ 9.9	$ 10.0
Buildings and leasehold improvements	121.2	119.4
Equipment	316.6	321.2
	447.7	450.6
Accumulated depreciation	(257.9)	(248.3)
Net property, plant and equipment	$ 189.8	$ 202.3

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.1 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively.

5.

SHORT-TERM INVESTMENTS

Short-term investments consist of the following (in millions):

	June 30,	December 31,
	2005	2004
Available-for-sale securities:
Auction rate securities	$ 7.0	$ 146.5
Certificate of deposit	--	4.0
Variable rate notes	7.0	8.4
U.S. Agencies	17.9	7.0
Asset backed securities	24.3	--
Corporate obligations	26.8	--
Other	8.3	--
Total short-term investments	$ 91.3	$ 165.9

Short-term investments consist of securities with original maturities in excess of three months and are available for use in current operations or other activities such as capital expenditures or acquisitions.  Short-term investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management has classified these short-term investments as “Available for Sale” and as such, unrealized gains and losses are included as a separate component of accumulated other comprehensive income or (loss), net of any related tax effect.

6.

GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

In March 2005, we purchased the rights to certain patents for $1.0 million.  These intangible assets are included in the Clinical Diagnostics segment.

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	June 30, 2005
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
Developed Product Technology	11	$ 28.3	$ 5.3	$ 23.0
Licenses	16	14.0	.8	13.2
Know How	8	9.0	3.2	5.8
Covenants Not to Compete	10	6.1	1.2	4.9
Patents	16	5.5	.8	4.7
Customer Lists	6	1.7	.7	1.0
Other	2	2.9	2.2	.7
		$ 67.5	$ 14.2	$ 53.3

	December 31, 2004
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
Developed Product Technology	11	$ 28.3	$ 2.5	$ 25.8
Licenses	16	14.1	0.4	13.7
Know How	8	9.9	2.8	7.1
Covenants Not to Compete	10	6.1	0.6	5.5
Patents	16	4.6	0.7	3.9
Customer Lists	6	1.7	0.3	1.4
Other	2	2.9	1.7	1.2
		$ 67.6	$ 9.0	$ 58.6

Recorded intangible asset amortization expense for the three months ended June 30, 2005 and 2004 was $2.8 million and $0.8 million, respectively.  Recorded intangible asset amortization expense for the six months ended June 30, 2005 and 2004 was $5.6 million and $2.2 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2006, 2007, 2008, 2009, and 2010 is $10.3 million, $10.0 million, $8.7 million, $5.8 million and $2.4 million, respectively.

7.

ACQUISITIONS AND INVESTMENTS

On April 6, 2005, we submitted a proposal to the Board of Directors of BioSource International, Inc. (BioSource), a broad-based life sciences company, to acquire all of Bio-Source’s outstanding shares for $8.50 per share in cash.  We currently own approximately 6.9% of the outstanding shares of BioSource.  On April 11, 2005, BioSource announced in a press release that its Board of Directors rejected our acquisition proposal and that it has retained financial and legal advisors to assist BioSource in evaluating strategic alternatives, including a possible sale of BioSource.  On July 26, 2005, BioSource announced in a press release that it has entered into a definitive merger agreement under which Invitrogen Corporation will acquire BioSource for $12.50 per share in cash.  According to the press release, the transaction with Invitrogen is subject to customary closing conditions, including regulatory approval and approval of BioSource stockholders, and is expected to be completed by the end of 2005.

At June 30, 2005, we owned slightly less than 25% of the outstanding voting shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  The Sartorius family trust and Sartorius family members hold approximately 60% of the outstanding voting shares.  Bio-Rad does not have any representative or designee on Sartorius’ board of directors, nor does it have any other influence over the operating and financial policies of Sartorius.  Therefore, we account for this investment using the cost method.

8.

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

Since the discontinued operations were sold in the second quarter of 2004, there were no sales or operating losses in the six months ended June 30, 2005.  However, during the prior quarter, we reached an agreement to settle the $6.7 million estimated lease commitment that comprised the most significant portion of the original shut-down provision.  We have revised our estimate based on that settlement agreement, and now require only $1.6 million to exit the facility during 2005.  Consequently, in the first quarter of 2005 we recognized a $4.0 million gain on the revised disposition of the confocal microscopy product line, net of cash payments and reserve requirements.

The discontinued operations generated net sales of $3.9 million and $6.3 million for the three months and six months ended June 30, 2004, respectively.  The pre-tax operating losses attributable to the discontinued operations for the three months and six months ended June 30, 2004 were $1.2 million and $2.0 million, respectively.

9.

PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities were as follows (in millions):

	Six Months Ended June 30,
	2005	2004

January 1,	$ 10.1	$ 9.1
Provision for warranty	5.6	5.5
Actual warranty costs	(5.4)	(6.4)
June 30,	$ 10.3	$ 8.2

10.

LONG-TERM DEBT

In June 2005, Bio-Rad entered into a new Credit Agreement, which amends and restates the Credit Agreement dated September 9, 2003, as amended December 8, 2004.  Borrowings are permitted up to a maximum of $150.0 million on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  This Credit Agreement may be increased up to an additional $50 million and will mature on June 21, 2010.

In December 2004, Bio-Rad sold $200.0 million principal amount of Senior Subordinated Notes due 2014 (6.125% Notes).  The notes pay a fixed rate of interest of 6.125% per year.  Bio-Rad has the right to repurchase up to 35% of the 6.125% Notes any time prior to December 15, 2007 upon any sale of Bio-Rad’s common stock at a specified redemption price plus accrued and unpaid interest and certain other charges.  Furthermore, Bio-Rad has the option to redeem any or all of the 6.125% Notes at various declining redemption prices or at 100% of the principal amount plus the “applicable premium” (as defined by the indenture) along with accrued and unpaid interest and certain other charges depending on the date redeemed.  Bio-Rad’s obligations under the 6.125% Notes are not secured, rank equal to other senior subordinated notes and rank junior to all Bio-Rad’s existing and future senior debt.

In August 2003, Bio-Rad sold $225.0 million principal amount of Senior Subordinated Notes due 2013 (7.5% Notes).  The notes pay a fixed rate of interest of 7.5% per year.  Bio-Rad has the right to repurchase up to 35% of the 7.5% Notes any time prior to August 15, 2006 upon any sale of Bio-Rad’s common stock at a specified redemption price plus accrued and unpaid interest and certain other charges.  Furthermore, Bio-Rad has the option to redeem any or all of the 7.5% Notes at various declining redemption prices or at 100% of the principal amount plus the “applicable premium” (as defined by the indenture) along with accrued and unpaid interest and certain other charges depending on the date redeemed. Bio-Rad’s obligations under the 7.5% Notes are not secured, rank equal to other senior subordinated notes and rank junior to all our existing and future senior debt.

11.

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

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding options to purchase 590,000 and 805,000 shares of stock for the three months ended June 30, 2005 and 2004, respectively.  Options to purchase 603,000 and 5,000 shares of common stock were outstanding during the three months ended June 30, 2005 and 2004, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding options to purchase 618,000 and 812,000 shares of stock for the six months ended June 30, 2005 and June 30, 2004, respectively.  There were 540,000 and 4,000 anti-dilutive options for the six months ended June 30, 2005 and 2004, respectively.

12.

STOCK OPTIONS AND PURCHASE PLANS

Stock Option Plans

Bio-Rad maintains incentive and non-qualified stock option plans for officers and certain other key employees.  Under the 2003 Stock Option Plan, options to purchase 307,822 shares and 306,990 shares were granted during the six months ended June 30, 2005 and June 30, 2004, respectively.  No options have been issued to non-employees.

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

Had compensation cost for Bio-Rad's stock option and stock purchase plans been accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," Bio-Rad's pro forma net income and earnings per share would have been as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$ 18.4	$ 22.9	$ 51.9	$ 44.8
Deduct: Total stock based employee
compensation expense determined
under the fair value methods for all
awards net of related tax effects	0.9	0.6	1.7	1.2
Pro forma net income	$ 17.5	$ 22.3	$ 50.2	$ 43.6

Earnings per share:
Basic – as reported	$ 0.71	$ 0.89	$ 2.00	$ 1.75
Basic – pro forma	$ 0.67	$ 0.87	$ 1.93	$ 1.70

Diluted – as reported	$ 0.69	$ 0.86	$ 1.95	$ 1.69
Diluted – pro forma	$ 0.66	$ 0.84	$ 1.89	$ 1.65

Employee Stock Purchase Plan

Bio-Rad has an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of shares of Bio-Rad’s Class A common stock.  The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter.  No compensation expense is recorded in connection with the plan.  At June 30, 2005, Bio-Rad has authorized the sale of 2,390,000 shares of common stock under the plan.

Bio-Rad sold 21,337 shares for $0.9 million and 14,729 shares for $0.7 million under the plan to employees for the three months ended June 30, 2005 and 2004, respectively.  Bio-Rad sold 43,399 shares for $1.9 million and 32,002 shares for $1.5 million under the plan to employees for the six months ended June 30, 2005 and 2004, respectively.  At June 30, 2005, authorized shares under the plan remain at 656,908.

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), “Share-Based Payment.”  This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements.  SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  We are required to adopt SFAS 123 (R) beginning January 1, 2006.  We are currently evaluating the impact of adoption of this statement.

13.

FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.

14.

OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Write-down of investment	$ --	$ --	$ --	$ 2.4
Interest and investment income	(4.4)	(1.7)	(8.4)	(2.6)
Other	(0.3)	0.8	(2.1)	(0.5)
Total other (income) expense, net	$ (4.7)	$ (0.9)	$ (10.5)	$ (0.7)

The six months ended June 30, 2004 includes $2.4 million of expense for an other-than-temporary impairment of equity interest in Instrumentation Laboratory, S.p.A., which is accounted for using the cost method.

15.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," foreign currency translation adjustments accounted for under SFAS No. 52, "Foreign Currency Translation" and minimum pension liability adjustments made pursuant to SFAS No. 87, "Employers' Accounting for Pensions."

The components of Bio-Rad’s total comprehensive income were (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$ 18.4	$ 22.9	$ 51.9	$ 44.8
Currency translation adjustments	(16.0)	0.3	(25.2)	(3.3)
Net unrealized holding gain (loss)	(0.1)	2.3	(0.1)	4.4
Total comprehensive income	$ 2.3	$ 25.5	$ 26.6	$ 45.9

16.

SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2005 and 2004 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations	Total

Segment net sales	2005	$ 133.1	$ 155.2	$ 3.0	$ 291.3
	2004	$ 113.9	$ 144.4	$ 2.2	$ 260.5

Segment profit	2005	$ 2.6	$ 17.3	$ --	$ 19.9
	2004	$ 11.9	$ 18.0	$ --	$ 29.9

Information regarding industry segments for the six months ended June 30, 2005 and 2004 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations	Total

Segment net sales	2005	$ 277.2	$ 307.2	$ 6.1	$ 590.5
	2004	$ 235.5	$ 283.3	$ 4.5	$ 523.3

Segment profit (loss)	2005	$ 18.1	$ 34.3	$ (0.5)	$ 51.9
	2004	$ 27.7	$ 34.4	$ --	$ 62.1

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Total segment profit	$ 19.9	$ 29.9	$ 51.9	$ 62.1
Foreign exchange gains (losses)	0.9	(0.5)	1.2	(0.7)
Net corporate operating, interest and other
income (expense) not allocated to segments	--	(1.0)	--	(1.3)
Other income (expense), net	4.7	0.9	10.5	0.7
Consolidated income from continuing
operations before taxes	$ 25.5	$ 29.3	$ 63.6	$ 60.8

17.

LEGAL PROCEEDINGS

Applera Corporation (Applera) and Roche Molecular Systems (Roche) filed a patent infringement case against MJ Research, Inc. and John and Michael Finney in the U.S. District Court for the District of Connecticut in June 1998. On August 18, 2004, we acquired MJ Research through the acquisition of 100% of the stock of its parent company, MJ GeneWorks, Incorporated, from John and Michael Finney. The complaint alleges that MJ Research is infringing certain patents relating to Polymerase Chain Reaction (PCR) and instruments for performing PCR. In response to their claims, MJ Research filed counterclaims including, among others, allegations that Applera had licensed and enforced these patents through anticompetitive conduct in violation of federal and state antitrust laws. A trial on these matters commenced in March 2004.  The Court elected to hold the trial in two phases: a patent phase and an antitrust phase.

In the patent phase, which has concluded, the jury found that MJ Research infringed three U.S. patents related to PCR process technology and three U.S. patents related to thermal cycler instrument technology. The jury found the infringement of four of the six patents to be willful. MJ Research filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Nevada on March 29, 2004, and later, the Bankruptcy Court granted MJ Research’s motion to dismiss the bankruptcy case, which became final in September 2004. In April 2004, the jury awarded damages to Applera and Roche in the amount of $19.8 million. Applera and Roche sought an enhancement of damages, including legal fees, since several infringements were found to be willful. On March 30, 2005, the Court granted Applera’s and Roche’s motion for enhancement of damages and increased the damages awarded to $35.4 million in addition to awarding reasonable attorneys’ fees and costs in an amount yet to be determined by the Court. On March 31, 2005 the Court entered judgment in favor of Applera and Roche in that amount, subject to later amendment after it awards attorneys’ fees and costs. In connection with this ruling, in April we posted a surety bond in the amount of $37.2 million collateralized by the restricted cash of $35.6 million to stay the enforcement of the judgment pending appeal.  The bond amount will be amended to reflect attorneys’ fees or interest, as necessary.

Regarding the antitrust phase of the trial, the Court ruled against MJ Research on all of its patent misuse defenses and federal antitrust counterclaims and dismissed all of its counterclaims, including the state antitrust and unfair competition claims, based on those rulings.  The Court denied MJ Research’s motion for reconsideration of the Court’s ruling on patent misuse. On April 1, 2005, Applera moved the Court for entry of a permanent injunction on the asserted claims of the three U.S. patents related to thermal cycler instrument technology. On April 14, 2005, MJ Research and John and Michael Finney filed a notice of appeal to the United States Court of Appeal for the Federal Circuit. In addition, they filed several post-judgment motions, including a motion for a new trial and a motion for judgment as a matter of law.  Applera has filed a motion to amend the judgment to include prejudgment interest in the amount of approximately $1.0 million. .   On May 13, 2005, Applera also moved the Court for joinder of Bio-Rad as an additional defendant in the case.  We are opposing the motion for joinder and the motion for entry of a permanent injunction.  In connection with these matters, we have established a $50.0 million litigation accrual.

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

Bio-Rad and MJ Research are also defendants in an action in the U.S. District Court for the District of Connecticut which is similar to the action concerning the European real-time PCR patent. Applera commenced the action against us on November 9, 2004. The complaint alleges that we are infringing a U.S. patent which is a counterpart to the revoked European real-time PCR patent.  The complaint seeks damages and injunctive relief.

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

Item 2.

Management’s Discussion and Analysis of Results of Operations

and Financial Condition.

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2004 and this report for the quarter and six months ended June 30, 2005.

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

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, industry, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results from experiments and tests, we estimate that approximately 70% of our revenues are recurring.  Approximately 37% of our second quarter 2005 consolidated net sales are from the United States and approximately 63% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling. As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations benefited our consolidated sales expressed in US dollars in the current quarter ended June 30, 2005 as well as in the prior year.

On a currency neutral basis, the diagnostic market is growing around 3% comprised of specialty areas experiencing significant growth offset by flat to declining growth in the routine testing market.  Pricing for routine diagnostic tests is impacted by government reimbursement schedules, particularly in the US, Japan, and Germany.

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

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2005	2004	2005	2004	2004
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.9	42.6	44.6	42.9	44.0
Gross profit	55.1	57.4	55.4	57.1	56.0
Selling, general and
administrative expense	35.8	34.6	34.5	33.9	34.7
Product research and
development expense	9.8	9.8	9.4	9.5	9.9
Income from
continuing operations	6.3	7.8	8.1	8.2	6.1
Discontinued operations	--	1.0	0.7	0.4	0.2
Net income	6.3%	8.8%	8.8%	8.6%	6.3%

Critical Accounting Policies

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, we have identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, valuation of inventories, allowance for doubtful accounts, litigation reserves, and warranty reserves as the accounting policies critical to the operations of Bio-Rad. For a full discussion of these policies, please refer to our Form 10-K for the period ended December 31, 2004.

Three Months Ended June 30, 2005 Compared to

Three Months Ended June 30, 2004

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the second quarter of 2005 rose 11.8% to $291.3 million from $260.5 million in the second quarter of 2004. The positive impact to sales from a weakening US dollar represented $8.7 million. For Bio-Rad in total, on a currency neutral basis, second quarter 2005 sales grew 8.5% compared to the second quarter of 2004.  The Clinical Diagnostics segment sales grew by 7.5% before adjustment to a currency neutral basis, while the Life Science segment sales grew 16.9%.  On a currency neutral basis, Clinical Diagnostics segment sales growth was 4.1%, while Life Science segment sales grew 13.7%.  Clinical Diagnostics segment sales were driven by its quality control product line, blood virus, and diabetes products.  Life Science segment sales experienced growth in the protein expression product lines due, in part, to the recent acquisition of MJ GeneWorks, Inc., and also in our amplification, electrophoresis reagent, multianalyte detection, core imaging and BioEducation products.  Sales declined for food science products in the very competitive BSE market, as average selling prices continue to decline and deliveries declined as the number of tenders awarded were lower in the current quarter.  Life Science segment sales for the second quarter of 2004 have been presented net of the confocal microscopy product line, which was recorded as discontinued operations in 2004.

Consolidated gross margins were 55.1% for the second quarter of 2005 compared to 57.4% for the second quarter of 2004 and 56.0% for all of 2004.  Clinical Diagnostics segment gross margins improved by approximately 0.5% when compared to the second quarter of 2004.  The improvements reflect lower requirements for inventory provisions, offset by higher service costs and warehouse expenses.  Life Science segment margins declined by approximately 6% on lower average selling prices for the BSE test, increased amortization of intangibles from the acquisition of MJ GeneWorks, Inc., and increased inventory provisions for automated BSE equipment designated for the North American market which is not performing a sufficient number of tests to make the equipment economically viable.

Selling, general and administrative expenses (SG&A) represented 35.8% of sales for the second quarter of 2005 compared to 34.6% of sales for the second quarter of 2004.  Both Clinical Diagnostics and Life Science segments increased SG&A expense at a rate of growth in excess of sales.  Increased spending for the Life Science segment reflects additional litigation costs, amortization of MJ Research intangibles and an increase in the provision for uncollectible receivables.

Product research and development expense increased 11.6% to $28.5 million in the second quarter 2005.  Both Life Science and Clinical Diagnostics segments increased expenditures with Clinical Diagnostics segment growing faster than sales growth and Life Science at a rate below sales growth.  Beginning in 2005, a Corporate sponsored external project was transferred to Life Science.  This amount was previously reported as a Corporate net operating expense not allocated to segments.  Corporate presently has no R&D expense included in its costs not allocated to the segments.  Areas of development for the Life Science segment are proteomics, process chromatography, and food safety.  Diagnostic development efforts are focused on expanded tests for its Bioplex 2200 TM testing platform, as well as enhancements to existing product offerings in diabetes monitoring, blood virus diagnostics and clinical microbiology.

Corporate Results – Other Items

Interest expense increased from the second quarter 2004 by $3.1 million.  Average indebtedness increased from $234.8 million in the second quarter of 2004 to $435.9 million in the second quarter of 2005.  The interest increase reflects costs on the $200 million 6.125% Subordinated Debt placed in December 2004.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.  During the quarter, we experienced incremental gains on foreign exchange from the unhedged portion of our Brazilian subsidiary’s net intercompany payables as the Brazilian Real strengthened appreciably against the Euro and US dollar.

Other income and expense for the second quarter of 2005 increased compared to the second quarter of 2004 as investment income, including interest, rose as we invested an incremental $200 million in short-term investments and cash equivalents – the proceeds of the December $200 million Subordinated Debt.  Also included in other income and expense are gains or losses associated with the sale of surplus manufacturing or other productive assets.

Bio-Rad’s effective tax rate was 28% and 31% for the second quarter of 2005 and 2004, respectively.  The reduction in tax rate resulted from foreign organizational efficiencies.

In May 2004, we sold our U.K. based confocal microscopy product line to Carl Zeiss Jena GmbH.  As required by SFAS 144, the sales and expenses related to this product line for current and prior periods have been reclassified to a separate line on the income statement titled “Discontinued Operations.”  The original gain on divestiture in 2004 was $3.4 million, net of tax.  Proceeds received were $19.8 million and costs included assets transferred less related liabilities, legal costs, a provision for leased facilities through August 2008 and minor severance and other costs.  During the first quarter of 2005, we recorded a gain of $4.0 million in discontinued operations as a result of the reduction of the provision for leased facilities.  Bio-Rad and the landlord reached an agreement whereby we will leave the premises by the third quarter of 2005 and will have to pay only a portion of the remaining lease costs and partial dilapidation charges.

Six Months Ended June 30, 2005 Compared to

Six Months Ended June 30, 2004

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the first half of 2005 rose 12.8% to $590.5 million from $523.3 million in the first half of 2004.  The positive impact to sales from a weakening US dollar represented $18.5 million. For Bio-Rad in total, on a currency neutral basis, sales grew 9.3% compared to the prior period.  Before adjustment to a currency neutral basis, the Clinical Diagnostics segment sales grew by 8.4% to $307.2 million and the Life Science segment sales grew 17.7% to $277.2 million.  On a currency neutral basis, the Clinical Diagnostics segment’s sales increased 4.8% and the Life Science segment’s sales grew 14.3%.  The Clinical Diagnostic sales increase is principally due to its quality control, autoimmune testing and diabetes monitoring products.  Life Science segment sales growth is attributable to multiplex protein array technology, amplification reagents, and electrophoresis product lines.  Life Science segment sales declined for food science products as our BSE test faces significant competitive pricing pressure which has resulted in a lower average selling price.

Consolidated gross margins were 55.4% for the first half of 2005 compared to 57.1% for the first half of 2004 and 56.0% for all of 2004.  Life Science segment gross margins excluding the BSE product line declined from the prior year.  This decline has been caused by a shift in sales mix to lower margin instruments with the acquisition of MJ Research and amortization of intangibles.  The gross margin for the BSE product line has declined, further affecting the Life Science segment due to lower overall average prices in a consolidating and competitive market.  Diagnostic margins have remained unchanged during the period.   With the continued global integration of MJ products into the Bio-Rad direct sales force, expiration of distributor agreements and reduction in overhead costs, Life Science segment margins should improve.

Selling, general and administrative expenses (SG&A) represented 34.5% of sales for the first half of 2005 compared to 33.9% of sales in the prior year period.  Both Life Science and Clinical Diagnostics segments have increased spending at a rate in excess of sales growth.  Expenses contributing to this overall increase include personnel costs, the amortization of acquired intangibles, financial compliance including external and internal audit fees, and consulting fees related to information technology infrastructure.

Product research and development expense increased 10.9% to $55.3 million in the first half of 2005 compared to the same period in 2004 excluding $0.9 million of expense for acquired in-process research and development in the first quarter of 2004 associated with our acquisition of Hematronix. Both Life Science and Clinical Diagnostics segments increased their research and development expenditures in absolute dollars.  Areas of development for the Life Science segment are proteomics, process chromatography and food safety and reagents across several core scientific methods.  Clinical Diagnostics segment development efforts were focused on completion and regulatory approval of the BioplexTM 2200 platform and diagnostic test panels for it and improvements to existing product offerings in blood virus, diabetes monitoring and clinical microbiology.

Corporate Results  Other Items

Interest expense for the first half of 2005 increased from the same period in the prior year by $6.2 million. This increase is the net effect of Bio-Rad increasing its average indebtedness from $235.0 million in the first half of 2004 to $436 million for the first half of 2005.  In December of 2004, we borrowed an additional $200 million of subordinated debt at 6.125%.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The exchange gains reported in the 2005 period reflect the strengthening of the Brazilian Real versus the US dollar and the Euro.  In late 2004, we stopped hedging the Real because of the expense, moving to an unhedged position for these intercompany receivables and payables.  Losses in 2004 included the cost of hedging the Brazilian Real.

Other income and expense for the first half of 2005 includes investment and interest income on our cash and cash equivalents, short-term investments, marketable securities and notes receivable.  We also include in this category any gains or losses associated with the sale of any surplus manufacturing equipment or other productive assets.  During the first half of 2004, we recorded a $2.4 million write-down in an investee on whom we have no influence.

Bio-Rad’s effective tax rate on continuing operations was 25% and 29% for the first half of 2005 and 2004, respectively.  The reduction in tax rate resulted from foreign organizational efficiencies.

Financial Condition

As of June 30, 2005, we had available $252.1 million in cash and cash equivalents and $24.1 million under international lines of credit.  We also had $91.3 million of short-term investments.  Under the $150.0 million restated and amended Revolving Credit Facility we have $145.0 million available with $5.0 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and potential acquisitions.

Net cash provided by operations was $27.8 million and $47.5 million for the six months ended June 30, 2005 and 2004, respectively.  This decline represents increased operating expenditures for SG&A and research and development including personnel costs, legal fees, auditing fees and other professional fees for information technology enhancements, advertising and promotion.  Additionally, we have increased our investment in inventory for new product introductions.

At June 30, 2005, consolidated net accounts receivable were $243.4 million, a decrease of $17.9 million from December 31, 2004.  The decline in consolidated accounts receivable is attributable to lower sequential quarterly sales and a strengthening of the US dollar from December 31, 2004 to June 30, 2005.

At June 30, 2005, consolidated net inventories increased $6.0 million from December 31, 2004.  We have increased inventories in connection with our protein and gene expression product lines in the Life Science segment.  Clinical Diagnostics segment increases are attributable to Bio-Plex 2200 TM equipment, a new diagnostic platform.  The impact of a strengthened US dollar has caused an offsetting reduction in the value of inventory held in a foreign currency.

Net capital expenditures totaled $17.6 million for the six months ended June 30, 2005 compared to $29.1 million for the same period of 2004.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for compliance, information technology equipment and leasehold improvements. All periods include reagent rental equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use on this equipment.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  We are evaluating a number of acquisitions on a preliminary basis, but it is not certain that any of these transactions will advance beyond the preliminary stages to be completed.  On April 6, 2005, we submitted a proposal to the Board of Directors of BioSource International, Inc., a life sciences company, to acquire all of BioSource’s outstanding shares for $8.50 per share in cash.  We currently own approximately 6.9% of the outstanding shares of BioSource.  On July 26, 2005, BioSource and Invitrogen announced in a press release that Invitrogen had agreed to buy BioSource for $12.50 in cash per share or $130 million.  Although we have not made any further attempts to acquire BioSource, we are reviewing our options.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time.  Through June 30, 2005, Bio-Rad has cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million.  Our credit agreements restrict our ability to repurchase our stock. There were no share repurchases made during 2005 or 2004.  The repurchase was designed to both satisfy our obligations under the employee stock purchase and stock option plans and to improve shareholder value.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2005, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Note 17, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q.

Item 4.

Submission of Matters to a Vote of Security Holders.

At Bio-Rad's annual meeting of stockholders on April 26, 2005, the following individuals were reelected to the Board of Directors:

	Class of
	Common Stock	Votes	Votes
	Elected From	For	Withheld

James J. Bennett	Class B	4,779,295	2,870
Albert J. Hillman	Class A	12,554,855	5,258,632
Ruediger Naumann-Etienne	Class B	4,779,613	2,552
Philip L. Padou	Class A	17,299,529	513,958
Alice N. Schwartz	Class B	4,776,121	6,044
David Schwartz	Class B	4,779,405	2,760
Norman Schwartz	Class B	4,776,051	6,114

The following proposals were approved at our annual meeting:

	Votes	Votes		Broker
	For	Against	Abstentions	Non-Vote
Ratification of Deloitte & Touche LLP
as Bio-Rad’s independent auditors	6,523,988	38,816	710	--
Employee Stock Purchase Plan Amendment	5,851,037	24,751	45,260	642,466

The foregoing matters are described in detail on pages 5, 6, 19, 20, and 21 of Bio-Rad’s definitive Proxy Statement dated April 1, 2005, filed with the Securities and Exchange Commission and incorporated herein by reference.

Item 6.	Exhibits
(a)Exhibits

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

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	August 8, 2005	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	August 8, 2005	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer