Form 10-Q
period 2005-09-30
BIO RAD LABORATORIES INC
filed 2005-11-08
CIK 12208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

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
Shares Outstanding
Title of Class	at October 31, 2005

Class A Common Stock,
Par Value $0.0001 per share	21,283,108

Class B Common Stock,
Par Value $0.0001 per share	4,883,908

PART 1 – FINANCIAL INFORMATION Item 1. Financial Statements.
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$ 283,225	$ 258,849	$ 873,698	$ 782,144
Cost of goods sold	126,413	116,036	389,837	340,406
Gross profit	156,812	142,813	483,861	441,738
Selling, general and administrative expense	102,738	90,183	306,458	267,439
Product research and development expense	28,673	26,581	83,995	76,459
Purchased in-process research and
development expense	--	13,720	--	14,620
Interest expense	8,210	4,995	24,371	14,964
Foreign exchange (gains) losses, net	(97)	873	(1,296)	1,620
Other (income) expense, net	(3,506)	(2,656)	(14,033)	(3,306)
Income from continuing operations before taxes	20,794	9,117	84,366	69,942
Provision for income taxes	4,575	2,827	20,239	20,761
Income from continuing operations	16,219	6,290	64,127	49,181
Discontinued operations
Loss from discontinued operations (net of tax)	--	--	--	(1,487)
Gain on divestiture (net of tax)	--	--	3,974	3,437
Total income from discontinued operations	--	--	3,974	1,950
Net income	$ 16,219	$ 6,290	$ 68,101	$ 51,131

Basic earnings per share:
Continuing operations	$ 0.62	$ 0.24	$ 2.47	$ 1.91
Discontinued operations	--	--	0.15	0.08
Net income	$ 0.62	$ 0.24	$ 2.62	$ 1.99
Weighted average common shares	26,115	25,753	26,015	25,692

Diluted earnings per share:
Continuing operations	$ 0.61	$ 0.24	$ 2.41	$ 1.86
Discontinued operations	--	--	0.15	0.07
Net income	$ 0.61	$ 0.24	$ 2.56	$ 1.93
Weighted average common shares	26,695	26,471	26,620	26,472

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS:
Cash and cash equivalents	$ 243,980	$ 195,734
Restricted cash	35,828	--
Short-term investments	114,522	165,899
Accounts receivable, net	244,466	261,243
Inventories, net	223,146	205,512
Prepaid expenses, taxes and other current assets	90,701	80,072
Total current assets	952,643	908,460
Net property, plant and equipment	182,045	202,324
Goodwill	113,276	113,276
Purchased intangibles, net	50,709	58,638
Other assets	127,318	109,304
Total assets	$ 1,425,991	$ 1,392,002

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 68,076	$ 71,194
Accrued payroll and employee benefits	70,924	79,061
Notes payable and current maturities of long-term debt	8,985	9,457
Sales, income and other taxes payable	13,032	15,835
Litigation accrual	50,000	50,000
Accrued royalties	36,727	39,317
Other current liabilities	51,489	50,511
Total current liabilities	299,233	315,375
Long-term debt, net of current maturities	425,812	425,979
Deferred tax liabilities	31,287	24,772
Other long-term liabilities	20,702	28,988
Total liabilities	777,034	795,114

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares authorized outstanding –
21,245,989 at September 30,2005 and 20,997,568 at December 31, 2004	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares authorized;
outstanding – 4,913,208 at September 30,2005 and 4,836,540 at December 31, 2004	1	1
Additional paid-in capital	57,593	49,628
Retained earnings	557,355	489,254
Accumulated other comprehensive income:
Currency translation and other	34,006	58,003
Total stockholders’ equity	648,957	596,888
Total liabilities and stockholders’ equity	$ 1,425,991	$ 1,392,002

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Cash received from customers	$ 865,235	$ 796,395
Cash paid to suppliers and employees	(762,788)	(677,032)
Interest paid	(24,489)	(18,922)
Income tax payments	(30,085)	(32,074)
Miscellaneous receipts	12,345	5,715
Discontinued operations	(1,327)	(2,019)
Net cash provided by operating activities	58,891	72,063

Cash flows from investing activities:
Capital expenditures, net	(26,297)	(41,627)
Payments for acquisitions and investments	(3,646)	(58,444)
Payment of restricted cash	(35,828)	--
Proceeds from divestiture	--	19,775
Payments on purchase of intangible assets	(5,000)	(10,000)
Purchases of marketable securities	(850,547)	(1,601,313)
Sales of marketable securities	901,601	1,625,763
Foreign currency economic hedges, net	5,422	624
Net cash used in investing activities	(14,295)	(65,222)

Cash flows from financing activities:
Repayments under line-of-credit arrangements	(1,812)	(9,851)
Payments on long-term debt	(273)	(1,675)
Debt issuance and retirement costs	(331)	--
Proceeds from issuance of common stock	6,919	5,021
Net cash provided by (used in) financing activities	4,503	(6,505)

Effect of exchange rate changes on cash	(853)	783
Net increase in cash and cash equivalents	48,246	1,119
Cash and cash equivalents at beginning of period	195,734	65,395
Cash and cash equivalents at end of period	$ 243,980	$ 66,514

Reconciliation of income from continuing operations to net cash provided by operating activities:
Income from continuing operations	$ 64,127	$ 49,181
Adjustments to reconcile income from continuing operations to net cash provided by operating activities (net of effects of acquisitions):
Depreciation and amortization	44,581	36,731
(Increase) decrease in accounts receivable	(2,314)	10,868
Increase in inventories	(28,221)	(8,533)
(Increase) decrease in other current assets	(5,350)	572
Increase (decrease) in accounts payable and other current liabilities	3,594	(21,873)
Decrease in income taxes payable	(5,383)	(689)
Other	(12,143)	5,806
Net cash provided by operating activities	$ 58,891	$ 72,063

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

Restricted cash of $35.8 million represents deposits in a money market account that have been used as collateral to protect the surety company in connection with its execution of a surety bond in the amount of $37.2 million to stay the enforcement of the judgment in the legal matter described in Note 17.

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following (in millions):

	September 30,	December 31,
	2005	2004
Available-for-sale securities:
Auction rate securities	$ 10.2	$ 146.5
Certificate of deposit	--	4.0
Variable rate notes	7.8	8.4
U.S. Agencies	24.7	7.0
Asset backed securities	31.9	--
Corporate obligations	31.3	--
Other	8.6	--
Total short-term investments	$ 114.5	$ 165.9

Short-term investments consist of securities with readily determinable fair market values and original maturities in excess of three months and are available for use in current operations or other activities such as capital expenditures or acquisitions.  Short-term investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Management has classified these short-term investments as “Available-for-Sale” and as such, unrealized gains and losses are included as a separate component of accumulated other comprehensive income or (loss), net of any related tax effect.

4.	INVENTORIES

The principal components of inventories are as follows (in millions):

	September 30,	December 31,
	2005	2004

Raw materials	$ 49.9	$ 45.0
Work in process	54.8	48.2
Finished goods, net	118.4	112.3
	$ 223.1	$ 205.5

5.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	September 30,	December 31,
	2005	2004

Land and improvements	$ 9.8	$ 10.0
Buildings and leasehold improvements	117.2	119.4
Equipment	317.1	321.2
	444.1	450.6
Accumulated depreciation	(262.1)	(248.3)
Net property, plant and equipment	$ 182.0	$ 202.3

Net capital expenditures include proceeds from the sale of property, plant and equipment of $3.3 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	September 30, 2005
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net

Developed Product Technology	11	$ 28.3	$ 6.7	$ 21.6
Licenses	16	14.0	1.0	13.0
Know How	8	8.9	3.5	5.4
Covenants Not to Compete	10	6.1	1.6	4.5
Patents	16	5.7	0.9	4.8
Customer Lists	6	1.7	0.9	0.8
Other	2	3.0	2.4	0.6
		$ 67.7	$ 17.0	$ 50.7

	December 31, 2004
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net

Developed Product Technology	11	$ 28.3	$ 2.5	$ 25.8
Licenses	16	14.1	0.4	13.7
Know How	8	9.9	2.8	7.1
Covenants Not to Compete	10	6.1	0.6	5.5
Patents	16	4.6	0.7	3.9
Customer Lists	6	1.7	0.3	1.4
Other	2	2.9	1.7	1.2
		$ 67.6	$ 9.0	$ 58.6

Recorded intangible asset amortization expense for the three months ended September 30, 2005 and 2004 was $2.7 million and $1.8 million, respectively.  Recorded intangible asset amortization expense for the nine months ended September 30, 2005 and 2004 was $8.3 million and $3.9 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2006, 2007, 2008, 2009, and 2010 is $10.3 million, $9.9 million,

$8.6 million, $5.7 million and $2.3 million, respectively.

7.	ACQUISITIONS AND INVESTMENTS

At September 30, 2005, we owned approximately 25% of the outstanding voting shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares.  Bio-Rad does not have any representative or designee on Sartorius’ board of directors, nor does it have any other influence over the operating and financial policies of Sartorius.  Therefore, we account for this investment using the cost method.

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

Since the discontinued operations were sold in the second quarter of 2004, there were no sales or operating losses in the nine months ended September 30, 2005.  However, during the first quarter of 2005, we reached an agreement to settle the $6.7 million estimated lease commitment that comprised the most significant portion of the original shut-down provision.  We have revised our estimate based on that settlement agreement, and only required $1.6 million to exit the facility during 2005.  Consequently, in the first quarter of 2005, we recognized a $4.0 million gain on the revised disposition of the confocal microscopy product line, net of cash payments and reserve requirements.

The discontinued operations generated net sales of zero and $6.3 million for the three months and nine months ended September 30, 2004, respectively.  The pre-tax operating losses attributable to the discontinued operations for the three months and nine months ended September 30, 2004 were zero and $2.0 million, respectively.

9.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Changes in the product warranty liability included in other current liabilities and other long-term liabilities were as follows (in millions):

	Nine Months Ended September 30,
	2005	2004

January 1,	$ 10.1	$ 9.1
Provision for warranty	9.3	7.8
Actual warranty costs	(8.3)	(6.8)
September 30,	$ 11.1	$ 10.1

10.	LONG-TERM DEBT

In June 2005, Bio-Rad entered into a new Credit Agreement, which amends and restates the Credit Agreement dated September 9, 2003, as amended December 8, 2004.  Borrowings are permitted up to a maximum of $150.0 million on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  Under certain conditions, this Credit Agreement may be increased up to an additional $50 million and will mature on June 21, 2010.

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

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding options to purchase 580,000 and 718,000 shares of stock for the three months ended September 30, 2005 and 2004, respectively.  Options to purchase 308,000 and 305,000 shares of common stock were outstanding during the three months ended September 30, 2005 and 2004, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding options to purchase 605,000 and 780,000 shares of stock for the nine months ended September 30, 2005 and September 30, 2004, respectively.  There were 272,000 and 9,000 anti-dilutive options for the nine months ended September 30, 2005 and 2004, respectively.

12.	STOCK OPTIONS AND PURCHASE PLANS

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), “Share-Based Payment.”  This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements.  SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition.  We are required to adopt SFAS 123R beginning January 1, 2006.  We are currently evaluating the impact of adoption of this statement.

Stock Option Plans

Bio-Rad maintains incentive and non-qualified stock option plans for officers and certain other key employees.  Under the 2003 Stock Option Plan, options to purchase 307,822 shares and 306,990 shares were granted during the nine months ended September 30, 2005 and September 30, 2004, respectively.  No options have been issued to non-employees.

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

Had compensation cost for Bio-Rad's stock option and stock purchase plans been accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation," Bio-Rad's pro forma net income and earnings per share would have been as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$ 16.2	$ 6.3	$ 68.1	$ 51.1
Deduct: Total stock-based employee
compensation expense determined
under the fair value methods for all
awards net of related tax effects	0.8	1.0	2.5	2.2
Pro forma net income	$ 15.4	$ 5.3	$ 65.6	$ 48.9

Earnings per share:
Basic – as reported	$ 0.62	$ 0.24	$ 2.62	$ 1.99
Basic – pro forma	$ 0.59	$ 0.20	$ 2.52	$ 1.90

Diluted – as reported	$ 0.61	$ 0.24	$ 2.56	$ 1.93
Diluted – pro forma	$ 0.58	$ 0.20	$ 2.46	$ 1.85

Employee Stock Purchase Plan

Bio-Rad has an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of shares of Bio-Rad’s Class A common stock.  The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter.  No compensation expense is recorded in connection with the plan.  At September 30, 2005, Bio-Rad has authorized the sale of 2,390,000 shares of common stock under the plan.

Bio-Rad sold 26,556 shares for $1.1 million and 18,678 shares for $0.9 million under the plan to employees for the three months ended September 30, 2005 and 2004, respectively.  Bio-Rad sold 69,955 shares for $3.0 million and 50,680 shares for $2.3 million under the plan to employees for the nine months ended September 30, 2005 and 2004, respectively.  At September 30, 2005, 630,352 shares remain authorized under the plan.

13.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.

14.	OTHER INCOME AND EXPENSE

Other (income) expense, net, includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Write-down of investment	$ --	$ --	$ --	$ 2.4
Interest and investment income	(4.0)	(1.2)	(12.4)	(3.7)
Other	0.5	(1.5)	(1.6)	(2.0)
Total other (income) expense, net	$ (3.5)	$ (2.7)	$ (14.0)	$ (3.3)

The nine months ended September 30, 2004 includes $2.4 million of expense for an other-than-temporary impairment of equity interest in Instrumentation Laboratory, S.p.A., which is accounted for using the cost method.  See Note 18 (Subsequent Events).

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

The components of Bio-Rad’s total comprehensive income were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$ 16.2	$ 6.3	$ 68.1	$ 51.1
Currency translation adjustments	(1.8)	1.4	(26.9)	(1.9)
Net unrealized holding gain (loss),
net of tax	3.1	(0.6)	2.9	3.8
Total comprehensive income	$ 17.5	$ 7.1	$ 44.1	$ 53.0

16.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2005 and 2004 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations	Total

Segment net sales	2005	$ 132.1	$ 148.3	$ 2.8	$ 283.2
	2004	$ 120.6	$ 136.4	$ 1.8	$ 258.8

Segment profit (loss)	2005	$ 3.4	$ 15.0	$ (0.4)	$ 18.0
	2004	$ (4.7)	$ 12.1	$ (0.2)	$ 7.2

Information regarding industry segments for the nine months ended September 30, 2005 and 2004 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations	Total

Segment net sales	2005	$ 409.3	$ 455.5	$ 8.9	$ 873.7
	2004	$ 356.2	$ 419.7	$ 6.2	$ 782.1

Segment profit (loss)	2005	$ 21.5	$ 49.4	$ (0.9)	$ 70.0
	2004	$ 22.9	$ 46.6	$ (0.2)	$ 69.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total segment profit	$ 18.0	$ 7.2	$ 70.0	$ 69.3
Foreign exchange gains (losses)	0.1	(0.9)	1.3	(1.6)
Net corporate operating, interest and other income
(expense) not allocated to segments	(0.8)	0.1	(0.9)	(1.1)
Other income (expense), net	3.5	2.7	14.0	3.3
Consolidated income from continuing
operations before taxes	$ 20.8	$ 9.1	$ 84.4	$ 69.9

17.	LEGAL PROCEEDINGS

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

In April 2004, the jury awarded damages to Applera and Roche in the amount of $19.8 million. Applera and Roche sought an enhancement of damages, including legal fees, since several infringements were found to be willful. On March 30, 2005, the Court granted Applera’s and Roche’s motion for enhancement of damages and increased the damages awarded to $35.4 million in addition to awarding reasonable attorneys’ fees and costs in an amount yet to be determined by the Court. On March 31, 2005 the Court entered judgment in favor of Applera and Roche in that amount, subject to later amendment after it awards attorneys’ fees and costs. In connection with this ruling, in April we posted a surety bond in the amount of $37.2 million collateralized by the restricted cash of $35.8 million to stay the enforcement of the judgment pending appeal.  The bond amount will be amended to reflect attorneys’ fees or interest, as necessary.

Regarding the antitrust phase of the trial, the Court ruled against MJ Research on all of its patent misuse defenses and federal antitrust counterclaims and dismissed all of its counterclaims, including the state antitrust and unfair competition claims, based on those rulings.  The Court denied MJ Research’s motion for reconsideration of the Court’s ruling on patent misuse. On April 1, 2005, Applera moved the Court for entry of a permanent injunction on the asserted claims of the three U.S. patents related to thermal cycler instrument technology. On April 14, 2005, MJ Research and John and Michael Finney filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In addition, they filed several post-judgment motions, including a motion for a new trial and a motion for judgment as a matter of law.  Applera filed a motion to amend the judgment to include prejudgment interest in the amount of approximately $1.0 million.  On May 13, 2005, Applera also moved the Court for joinder of Bio-Rad as an additional defendant in the case.  We are opposed to the motion for joinder and the motion for entry of a permanent injunction.  In connection with these matters, we have established a $50.0 million litigation accrual.

On August 25, 2005, the Court denied MJ Research’s and Michael and John Finney’s motion for a new trial and their motion for judgment as a matter of law.  On August 29, 2005, the Court granted Applera’s motion to amend the judgment to include prejudgment interest in the amount of approximately $0.9 million.  On August 30, 2005, the Court granted Applera’s motion for entry of a permanent injunction but denied Applera’s motion for joinder of Bio-Rad as an additional defendant in the case.  The injunction ruling, among other things, enjoins MJ Research, Michael and John Finney and, among others, MJ Research’s successors (which includes Bio-Rad) from making, using, offering to sell, or selling in the U.S. any products that were found at trial to directly infringe certain claims of two of the three U.S. patents held by Applera relating to thermal cycler instrument technology.  The injunction further enjoins them from contributing to the infringement of these claims by selling, offering to sell, or importing into the U.S. any products found at trial to infringe and from inducing others to infringe certain claims of all three of the U.S. patents relating to thermal cycler instrument technology.  Bio-Rad has taken action to comply with and believes it is now fully complying with this injunction.

On August 30, 2005, Bio-Rad entered into what it believes was an enforceable settlement agreement with Applera and Roche to settle this and all other pending litigation among the parties.  On Friday, September 2, 2005, Bio-Rad issued a press release in response to Applera’s September 1, 2005 press release regarding the injunction, in which Bio-Rad stated its belief that the parties had reached a settlement.

On September 8, 2005, Bio-Rad filed a motion with the Court to enforce the settlement agreement and for an award of attorneys’ fees and costs.  In addition, on September 30, 2005, Bio-Rad filed a motion to stay the injunction pending a favorable ruling on its motion to enforce the settlement agreement or, if that motion is not granted, a decision by the Court of Appeals for the Federal Circuit on the appeal of the judgment.  Applera and Roche are opposing these motions.  On September 12, 2005, Applera filed motion to hold MJ Research and Bio-Rad in contempt for allegedly violating the injunction.  MJ Research and Bio-Rad are opposing this motion.

Applera also filed four actions in the Regional Court of Düsseldorf, Germany during the period from August 2002 through September 2003 against MJ Research and others alleging infringement of four European patents relating to thermal cyclers. We are also a defendant in one of the actions.  The suit seeks actual damages, costs and expenses and injunctive relief. Three of the actions had a trial before the Düsseldorf court in April 2004. One of these actions has since been dismissed. In May 2004, the Düsseldorf court issued an adverse ruling against MJ Research and us, which included an injunction against us and MJ Research from selling any real-time PCR instruments and reagents in Germany. In December 2004, the European Patent Office revoked the patent and the injunctions against MJ Research and Bio-Rad were lifted, allowing MJ Research and us to resume sales of real-time PCR thermal cyclers and reagents. In another of these actions, the Düsseldorf court rendered an adverse decision against MJ Research in April 2005. A decision on a separate action concerning Applera’s European patent relating to automated performance of PCR is pending.

We are also a defendant in an action in Japan which is similar to the action concerning the revoked European patent relating to real-time PCR. Applera commenced this action against us on May 7, 2002. The complaint alleges that we are infringing a Japanese patent which is a counterpart to the revoked European patent and seeks injunctive relief but not damages.  In November 2003, the Japanese court issued an adverse ruling against us which enjoined us from selling real-time PCR instruments and reagents in Japan. We appealed the decision and also filed a separate action in the Japanese Patent Office seeking revocation of the Japanese patent.  In March 2005, the Japanese Patent Office revoked the Japanese patent.

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

18.	SUBSEQUENT EVENTS

On July 26, 2005, BioSource International, Inc (BioSource) announced in a press release that it had entered into a definitive merger agreement under which Invitrogen Corporation will acquire BioSource for $12.50 per share in cash   At September 30, 2005, we owned 665,639 shares of the outstanding shares of BioSource.  In October 2005, we tendered our shares of BioSource to Invitrogen Corporation for $12.50 per share in cash and received cash of approximately $8.3 million.

At September 30, 2005, Bio-Rad owned 12,164,237 shares of Instrumentation Laboratory, S.p.A.  On October 6, 2005, we entered into an agreement to sell all the shares back to Instrumentation Laboratory, S.p.A.  In October, we received cash of approximately $12.0 million

A pre-tax gain on these transactions of approximately $11 million will be recorded in other income in the fourth quarter of 2005.

Item 2.

Management’s Discussion and Analysis of Results of Operations

and Financial Condition.

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2004 and this report for the quarter and nine months ended September 30, 2005.

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

Overview.  We are a multinational manufacturer and worldwide distributor of life science research and clinical diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, industry, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results from experiments and tests, we estimate that approximately 70% of our revenues are recurring.  Approximately 37% of our third quarter 2005 consolidated net sales are from the United States and approximately 63% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Pound Sterling. As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations benefited our consolidated sales expressed in US dollars in the current quarter ended September 30, 2005 as well as in the prior year.

On a currency neutral basis, the diagnostic market is growing around 3% comprised of specialty areas experiencing significant growth offset by flat to declining growth in the routine testing market.  Pricing for routine diagnostic tests is impacted by government reimbursement schedules, particularly in the US, Japan, and Germany.

The overall average growth of the life science market is currently about 5% on a currency neutral basis.  Some spending on government sponsored research has slowed or is being deferred especially in the US and Japan.  Large capital instrumentation systems sales continue to lag the overall growth rate.  Reagent sales are rising faster than the average growth.  The market for BSE tests continues to be very dynamic as countries with established testing programs consolidate testing sites and new competitors enter the market, resulting in competitive pricing pressures and lower average selling prices per test.  Growth in BSE will come only from new testing markets.  Current BSE testing levels are largely dependent on government mandates to safeguard the respective country’s beef supply.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2005	2004	2005	2004	2004
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.6	44.8	44.6	43.5	44.0
Gross profit	55.4	55.2	55.4	56.5	56.0
Selling, general and
administrative expense	36.3	34.8	35.1	34.2	34.7
Product research and
development expense	10.1	10.3	9.6	9.8	9.9
Income from continuing operations	5.7	2.4	7.3	6.3	6.1
Discontinued operations	--	--	0.5	0.2	0.2
Net income	5.7%	2.4%	7.8%	6.5%	6.3%

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

Three Months Ended September 30, 2005 Compared to

Three Months Ended September 30, 2004

Corporate Results – Sales, Margins and Expenses

Net sales (sales) in the third quarter of 2005 rose 9.4% to $283.2 million from $258.8 million in the third quarter of 2004. The positive impact to sales from a weakening US dollar represented $2.6 million. For Bio-Rad in total, on a currency neutral basis, third quarter 2005 sales grew 8.4% compared to the third quarter of 2004.  The Clinical Diagnostics segment sales grew by 8.7% before adjustment to a currency neutral basis, while the Life Science segment sales grew 9.5% before currency adjustment.  On a currency neutral basis, Clinical Diagnostics segment sales growth was 7.5%, while Life Science segment sales grew 8.7%.  Each product group of the Clinical Diagnostics segment contributed to sales growth.  Life Science segment sales experienced growth in the protein expression product lines due, in part, to the acquisition of MJ GeneWorks, Inc., and also in our amplification, electrophoresis reagent, multianalyte detection, core imaging and BioEducation products.  Sales declined for food science products in the very competitive BSE market, as average selling prices declined compared to the prior period.

Consolidated gross margins were 55.4% for the third quarter of 2005 compared to 55.2% for the third quarter of 2004 and 56.0% for all of 2004.  Clinical Diagnostics segment gross margins improved by approximately 1.6% when compared to the third quarter of 2004.  The improvements in 2005 reflect lower requirements for inventory provisions, offset by overall higher service costs and warehouse expenses.  Also included in 2004 and absent in 2005 was a freight refund to a hospital purchasing group.

Life Science segment margins declined by approximately 1.4% on lower average selling prices for the BSE test, and increased warranty expenses as the Company has increased its obligations for the short term to accommodate its customers, while the MJ products covered by the injunction cannot be serviced and Bio-Rad products are being offered in the short term.

Selling, general and administrative expenses (SG&A) represented 36.3% of sales for the third quarter of 2005 compared to 34.8% of sales for the third quarter of 2004.  Clinical Diagnostics SG&A core spending increased in line with sales growth after adjusting the prior period for increased bad debt reserves in Latin America which did not occur this period.  Life Science segments increased SG&A expense at a rate of growth in excess of sales.  Increased spending for the Life Science segment reflects additional litigation costs, amortization of intangibles from the MJ acquisition, personnel expenses, third party commissions and allowance for doubtful accounts.

Product research and development expense, after adjusting for purchased in process research and development associated with the MJ Research acquisition in 2004, rose from $26.6 million to $28.7 million.  Clinical Diagnostics increased expenditures faster than sales growth.  Life Science spending remained constant compared to the prior year.  Corporate presently has no research and development expense included in its 2005 costs not allocated to the segments.  Areas of development for the Life Science segment are proteomics, process chromatography, and food safety.  Diagnostic development efforts are focused on expanded tests for its Bio-Plex 2200 TM testing platform, as well as enhancements to existing product offerings in diabetes monitoring, blood virus diagnostics and clinical microbiology.

Corporate Results – Other Items

Interest expense increased from the third quarter 2004 by $3.2 million.  Average indebtedness increased from $237.2 million in the third quarter of 2004 to $435.8 million in the third quarter of 2005.  The interest increase reflects costs on the $200 million 6.125% Subordinated Debt placed in December 2004.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.  During the quarter, we experienced incremental foreign exchange gains on our Brazilian subsidiary’s net intercompany payables as the Brazilian Real strengthened against the Euro and US dollar.

Other income and expense for the third quarter of 2005 increased compared to the third quarter of 2004 as investment income, including interest, rose as we invested an incremental $200 million in short-term investments and cash equivalents – the proceeds of the December $200 million Subordinated Debt.  Also included in other income and expense are gains and losses associated with the sale of surplus manufacturing or other productive assets.

Bio-Rad’s effective tax rate was 22% and 31% for the third quarter of 2005 and 2004, respectively.  The reduction in tax rate resulted from an increase in the benefit of foreign organizational restructuring, an increase in the benefit for the reduction in the valuation allowance for foreign deferred tax assets, adjustments necessary to reflect actual tax liabilities and other miscellaneous items.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

On August 30, 2005, the Federal District Court in Connecticut granted a permanent injunction in our ongoing litigation with Applera and Roche.  Among other things, the injunction prevents us from selling the MJ Research line of thermal cycling products that we acquired in August 2004 in the United States.  However, Bio-Rad believes that a settlement agreement with Applera and Roche had been reached and Bio-Rad has made motions to the court asking that the settlement agreement be enforced and requesting a stay of the injunction during an appeal.  Although the timing and outcome of these motions are uncertain at this time, if the injunction continues in place throughout the fourth quarter, our Life Science segment could be negatively impacted with sales being reduced by as much as $10 to $15 million and pre-tax operating profit reduced by $8 to $10 million versus prior expectations.

Nine months Ended September 30, 2005 Compared to

Nine months Ended September 30, 2004

Corporate Results – Sales, Margins and Expenses

Net sales (sales) in the nine months ended 2005 rose 11.7% to $873.7 million from $782.1 million in the nine months ended 2004.  The positive impact to sales from a weakening US dollar represented $21.1 million. For Bio-Rad in total, on a currency neutral basis, sales grew 9.0% compared to the prior period.  Before adjustment to a currency neutral basis, the Clinical Diagnostics segment sales grew by 8.5% to $455.5 million and the Life Science segment sales grew 14.9% to $409.3 million.  On a currency neutral basis, the Clinical Diagnostics segment’s sales increased 5.6% and the Life Science segment’s sales grew 12.4%.  Each of the Clinical Diagnostic product lines has contributed to the segment’s overall sales growth.  Life Science segment sales growth is attributable to the MJ acquisition as well as established products including multiplex protein array technology, process chromatography and electrophoresis product lines.  Life Science segment sales declined for food science products as our BSE test faces competitive pricing pressure which has resulted in a lower average selling price, and a decline in the number of tests as some governments have relaxed their criteria for testing.

Consolidated gross margins were 55.4% for the nine months ended 2005 compared to 56.5% for the nine months ended 2004 and 56.0% for all of 2004.  The Life Science segment gross margin decline is primarily due to declining BSE sales and increased costs from amortization of intangibles associated with the MJ acquisition.  Diagnostic margins have improved on lower provisions for obsolete inventory from the prior period, and a reduction in factory overhead offset by higher service costs.

Selling, general and administrative expenses (SG&A) represented 35.1% of sales for the nine months ended 2005 compared to 34.2% of sales in the prior year period.  The Life Science segment has increased spending at a rate in excess of sales growth.  Clinical Diagnostics is increasing at the rate of sales growth.  Expenses contributing to this overall increase include personnel costs and legal fees, the amortization of recently acquired intangibles, consulting fees related to information technology infrastructure, and third party commissions.

Product research and development expense increased 9.9% to $84.0 million in the nine months ended 2005 compared to the same period in 2004 after excluding $14.6 million of expense for acquired in-process research and development in the same period of 2004 associated with our acquisitions of Hematronix and MJ Research.  The Clinical Diagnostics segment accounted for most of the increase in research and development expenditures while the Life Science segment showed modest growth.  Areas of development for the Life Science segment are proteomics, process chromatography and food safety and reagents across several core scientific methods.  Clinical Diagnostics segment development efforts were focused on assay development for the Bio-Plex 2200 TM  platform and improvements to existing product offerings in blood virus, diabetes monitoring and clinical microbiology and offerings from its quality control product line.

Corporate Results – Other Items

Interest expense for the nine months ended 2005 increased from the same period in the prior year by $9.4 million. This increase is the net effect of Bio-Rad increasing its average indebtedness from $236.5 million in the nine months ended 2004 to $435.9 million for the nine months ended 2005.  In December of 2004, we borrowed an additional $200 million of subordinated debt at 6.125%.

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

Other income and expense for the nine months ended 2005 includes investment and interest income on our cash and cash equivalents, short-term and long-term investments, marketable securities and notes receivable.  During the nine months ended 2004, we recorded a $2.4 million write-down in an investee on whom we have no influence.

Bio-Rad’s effective tax rate on continuing operations was 24% and 30% for the nine months ended 2005 and 2004, respectively.  The reduction in tax rate resulted from an increase in the benefit for the foreign organizational restructuring, a benefit for reduction in the valuation allowance for foreign defined tax assets and other miscellaneous items.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

In May 2004, we sold our U.K. based confocal microscopy product line to Carl Zeiss Jena GmbH.  As required by SFAS 144, the sales and expenses related to this product line for current and prior periods have been reclassified to a separate line on the income statement titled “Discontinued Operations.”  The original gain on divestiture in 2004 was $3.4 million, net of tax.  Proceeds received were $19.8 million and costs included assets transferred less related liabilities, legal costs, a provision for leased facilities through August 2008 and minor severance and other costs.  During the first quarter of 2005, we recorded a gain of $4.0 million in discontinued operations as a result of the reduction of the provision for leased facilities.  Bio-Rad and the landlord reached an agreement whereby we left the premises by the third quarter of 2005 and were required to pay only a portion of the remaining lease costs and partial dilapidation charges.

Financial Condition

As of September 30, 2005, we had available $244.0 million in cash and cash equivalents and $28.1 million under international lines of credit.  We also had $114.5 million of short-term investments.  Under the $150.0 million restated and amended Revolving Credit Facility we have $145.6 million available with $4.4 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and potential acquisitions.

Net cash provided by operations was $58.9 million and $72.1 million for the nine months ended September 30, 2005 and 2004, respectively.  This decline represents increased operating expenditures for SG&A and research and development including personnel costs, legal fees, and other professional fees for information technology infrastructure, and third party commissions.  Additionally, we have increased our investment in inventory for new product introductions, and in anticipation of increased fourth quarter deliveries and customer acceptance where required.

At September 30, 2005, consolidated net accounts receivable were $244.5 million, a decrease of $16.8 million from December 31, 2004.  The decline in consolidated accounts receivable is attributable to lower sequential quarterly sales and a strengthening of the US dollar from December 31, 2004 to September 30, 2005.  This causes receivables from our customers denominated in their local currency to decline in terms of their US dollar value.

At September 30, 2005, consolidated net inventories increased $17.6 million from December 31, 2004.  We have increased inventories in connection with our protein and gene expression product lines in the Life Science segment.  Clinical Diagnostics segment increases are attributable to Bio-Plex 2200 TM equipment, a new diagnostic platform and quality control product, which has scheduled fourth quarter deliveries in excess of its routine inventory build cycle.  The impact of a strengthened US dollar has caused an offsetting reduction in the value of inventory held in a foreign currency.

Net capital expenditures totaled $26.3 million for the nine months ended September 30, 2005 compared to $41.6 million for the same period of 2004.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for compliance, information technology equipment and leasehold improvements. All periods include reagent rental equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use on this equipment.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  We are evaluating a number of acquisitions on a preliminary basis, but it is not certain that any of these transactions will advance beyond the preliminary stages to be completed.

At September 30, 2005, we owned 665,639 shares of the outstanding shares of BioSource.  On July 26, 2005, BioSource and Invitrogen announced in a press release that Invitrogen had agreed to buy BioSource for $12.50 per share in cash or $130 million.  In October 2005, Bio-Rad tendered its shares in BioSource and received cash of approximately $8.3 million.  Bio-Rad owned 12,164,237 shares of Instrumentation Laboratory, S.p.A. at September 30, 2005.  In October 2005, we entered into an agreement to sell all our shares back to Instrumentation Laboratory S.p.A. and received cash of approximately $12.0 million.  A pre-tax gain on these transactions of approximately $11 million will be recorded in other income in the fourth quarter of 2005.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time.  Through September 30, 2005, Bio-Rad has cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million.  Our credit agreements restrict our ability to repurchase our stock. There were no share repurchases made during 2005 or 2004.  The repurchase was designed to both satisfy our obligations under the employee stock purchase and stock option plans and to improve shareholder value.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2005, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Note 17, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q.

Item 6.

Exhibits

(a) Exhibits

The following documents are filed as part of this report:

Exhibit No.
10.1	Amendment No. 1 to Amended and Restated Credit Agreement
31.1	Chief Executive Officer Section 302 Certification
31.2	Chief Financial Officer Section 302 Certification
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC. (Registrant)

Date	November 7, 2005	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	November 7, 2005	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer