Form 10-K
period 2005-12-31
BIO RAD LABORATORIES INC
filed 2006-03-03
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to
Commission file number 1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive, Hercules, California		94547
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code		(510)724-7000
Securities registered pursuant to Section 12 (b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered	Shares Outstanding February 15, 2006	Market Value on February 15, 2006 of Stocks Held by Non-Affiliates
Class A Common Stock Par Value $0.0001 per share	American Stock Exchange	21,375,972	$ 1,161,463,132
Class B Common Stock Par Value $0.0001 per share	American Stock Exchange	4,909,908	$ 33,364,188

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		[ X ] Yes	[ ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
		[ ] Yes	[ X ] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		[ X ] Yes	[ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference
In Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 or the Exchange Act. (Check one):
Large accelerated filer [ X ]	Accelerated filer [ ]		Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
		[ ] Yes	[ X ] No

Documents Incorporated by Reference

	Document	Form 10-K Parts
(1)	Annual Report to Stockholders for the fiscal year
	ended December 31, 2005 (specified portions)	I, II, IV

(2)	Definitive Proxy Statement to be mailed to stockholders
in connection with the registrant's 2006 Annual Meeting
	of Stockholders (specified portions)	III

P A R T  I

ITEM 1.	BUSINESS

General

Incorporated in 1957, Bio-Rad Laboratories, Inc. (referred to in this report as “Bio-Rad,” “we,” “us,” and “our”) was initially engaged in the development and production of specialty chemicals used in biochemical, pharmaceutical and other life science research applications.  In 1967, Bio-Rad entered the field of clinical diagnostics with the development of its first test kit based on separation techniques and materials developed for life science research.  Recognizing that the fields of clinical diagnostics and life science research were evolving toward more automated techniques, Bio-Rad expanded into the field of analytical and measuring instrument systems through internal research and development efforts and acquisitions in the late 1970's and 1980's.

As Bio-Rad broadened its product lines, it also expanded its geographical market. Bio-Rad has distribution channels in over thirty countries outside the United States through subsidiaries whose primary focus is customer service and product distribution.

On October 1, 1999 Bio-Rad acquired the stock of Pasteur Sanofi Diagnostics (PSD) and the rights to certain ancillary assets for $210 million.  PSD was founded by the Institut Pasteur to commercialize its diagnostic research, and held certain exclusive licenses from the Institut Pasteur in the HIV and infectious disease diagnostic product market.  PSD also expanded the geographic reach and market penetration for our products particularly in Latin America, Africa and France.

Bio-Rad manufactures and supplies the life science research, healthcare, analytical chemistry and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

Description of Business

Business Segments

Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Each operates in both the United States and international markets.  For a description of business and financial information on industry and geographic segments, see Note 15 on pages 30 through 33 of Exhibit 13.1, which is incorporated herein by reference.

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

We focus on selected segments of the life science market all dealing with functional genomics and proteomics and which we estimate 2005 worldwide sales totaled approximately $4 billion.  The primary technological applications that we supply to these segments consist of electrophoresis, image analysis, molecular detection, chromatography, gene transfer, sample preparation and amplification. The primary end-users in our sectors of the market are universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers and food testing laboratories.

Clinical Diagnostics Segment.

The clinical diagnostics industry encompasses a broad array of technologies incorporated into a variety of tests used to detect, identify and quantify substances in blood or other bodily fluids and tissues.  The test results are used as aids for medical diagnosis, detection, evaluation, monitoring and treatment of diseases and other medical conditions.  The bulk of tests are performed in vitro (outside the body), while the remainder consist of in vivo ("in the body") tests.  The most common type of in vitro tests are routine chemistry tests that measure important health parameters, such as glucose, cholesterol or sodium, as part of routine blood checks.  Other diagnostic tests are more specialized and require more sophisticated equipment and materials than do routine tests.  These specialized tests are typically lower-volume and higher-priced than routine tests.  We estimate that in 2005 the global clinical diagnostics market totaled approximately $28.0 billion.

The primary end-users in the areas of the clinical diagnostics industry we target are hospital laboratories, reference laboratories, physician office laboratories, government agencies and other diagnostics manufacturers.

Raw Materials and Components

We utilize a wide variety of chemicals, biological materials, electronic components, machined metal parts, optical parts, minicomputers and peripheral devices.  Most of these materials and components are available from numerous sources and we have not experienced difficulty in securing adequate supplies.

Patents and Trademarks

We own numerous U.S. and international patents and patent licenses.  We believe, however, that our ability to develop and manufacture our products depends primarily on our knowledge, technology and special skills.  We pay royalties on the sales of certain products under several patent license agreements.  We view these patents and license agreements as valuable assets.

Seasonal Operations and Backlog

Our business is not inherently seasonal, however, the European custom of concentrating vacation during the summer months usually tempers third quarter sales volume and operating income.

For the most part, we operate in markets characterized by short lead times and the absence of significant backlogs.  Management has concluded that backlog information is not material to our business as a whole.

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

Our customer base is broad and diversified.  In 2005, no single customer accounted for more than 2% of our total net sales.  Our sales are affected by certain external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding. A significant reduction of government funding would have a detrimental effect on the results of this segment.

Bio-Rad is the leading provider of BSE (Bovine Spongiform Encephalopathy or mad cow) tests throughout the world.  Revenues from the sales of BSE testing products within our Life Science segment was less than 10% of consolidated net revenue in 2005.  In 2004, the BSE revenue was approximately 11% of consolidated net revenue.  A large portion of the revenue for this product is driven by government agencies currently mandating the use of the test.  Competition, pricing, changes in test standards, technology or a decrease in testing demand could negatively impact our future revenue from this product.

Most of our international sales are generated by wholly-owned subsidiaries and their branch offices.  Certain of these subsidiaries also have manufacturing facilities.  While Bio-Rad's international operations are subject to certain risks common to foreign operations in general, such as changes in governmental regulations, import restrictions and foreign exchange fluctuations, our international operations are principally in developed nations, which we regard as presenting no significantly greater risks to its operations than are present in the United States.

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

Competitors in the Clinical Diagnostics segment range in size from small private companies to large multinational corporations. We compete mainly in specific market niches and do not attempt to pursue the most competitive general diagnostics markets.  We compete based on our technological ability to provide customers with very specific tests and believe we are usually a significant competitor within our market niche.  Competitors include Abbott Laboratories, bioMerieux, Inc., Roche Diagnostics, Tosoh, Inova, diaSorin and Fisher-MAS.

Product Research and Development

We conduct extensive product research and development activities in all areas of our business, employing approximately 700 people worldwide in these activities.  Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development and testing of new products and applications, we consult with scientific and medical professionals at universities, hospitals and medical schools, and in industry.  Excluding in-process research and development, we spent approximately $115.1 million, $108.3 million and $91.3 million on research and development activities during the years ended December 31, 2005, 2004 and 2003 respectively.

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

Our operations are subject to federal, state, local and foreign environmental laws and regulations that govern such activities as transportation of goods, emissions to air and discharges to water, as well as handling and disposal practices for solid, hazardous and medical wastes.  In addition to environmental laws that regulate our operations, we are also subject to environmental laws and regulations that create liabilities and clean-up responsibility for spills, disposals or other releases of hazardous substances into the environment as a result of our operations or otherwise impacting real property that we own or operate.  The environmental laws and regulations also subject us to claims by third parties for damages resulting from any spills, disposals or releases resulting from our operations or at any of our properties.

Employees

At  January 31, 2006, Bio-Rad had approximately 5,200 full-time employees.  Fewer than 9% of Bio-Rad's approximately 2,600 U. S. employees are covered by a collective bargaining agreement which will expire on November 7, 2006.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  Bio-Rad considers its employee relations in general to be good.

Available Information

Bio-Rad files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934.  The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Bio-Rad, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Bio-Rad’s website address is www.bio-rad.com.  We make available, free of charge through our Internet website, our Form 10-K's, 10-Q's and 8-K's, and any amendments to these forms, as soon as reasonably practicable after filing with the SEC.

ITEM 1A.	RISK FACTORS

The industries and market segments in which we operate are highly competitive, and we may not be able to compete effectively with larger companies with greater financial resources than we have.

The life science and clinical diagnostics markets are each highly competitive.  Some of our competitors have greater financial resources than we do and are less leveraged than we are, making them better equipped to license technologies and intellectual property from third parties or to fund research and development, manufacturing and marketing efforts.  Moreover, competitive and regulatory conditions in many markets in which we operate restrict our ability to fully recover, through price increases, higher costs of acquired goods and services resulting from inflation and other drivers of cost increases.  Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics.  Although we believe that we have certain technological and other advantages over our competitors, maintaining these advantages will require us to continue to invest in research and development, sales and marketing and customer service and support.  We cannot assure you that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining such advantages.

We have significant international operations which subject us to various foreign risks such as general economic and market conditions in the countries in which we operate.

A significant portion of our sales are made outside of the United States.  Our foreign subsidiaries generated 64% of our net sales in the year ended December 31, 2005.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  Although we enter into forward foreign exchange contracts to hedge against future movements in foreign exchange rates that affect our intercompany receivables and payables denominated in foreign currencies, we cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

We are dependent on government funding and the capital spending policies of our customers, and the effect of potential healthcare reform on government funding and our customers’ ability to purchase our products is uncertain.

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies.  The capital spending policies of these institutions and companies have a significant effect on the demand for our products.  Such policies are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities among various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods.  If government funding to our customers were to decrease, or if our customers were to decrease or reallocate their capital spending budgets in a manner adverse to us, our business, financial condition or results of operations could be materially adversely affected.

Healthcare reform and the growth of managed care organizations have been and continue to be significant factors in the clinical diagnostics market.  The trend towards managed care, together with efforts to reform the healthcare delivery system in the U.S.  and Europe, has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce costs.  Consolidation among healthcare providers has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage.  These competitive forces place constraints on the levels of overall pricing, and thus could have a material adverse effect on our profit margins for products we sell in clinical diagnostics markets.  To the extent that the healthcare industry seeks to address the need to contain costs by limiting the number of clinical tests being performed, our results of operations could be materially and adversely affected.  If these changes in the United States and European healthcare markets continue, we could be forced to alter our approach in selling, marketing, distributing and servicing our products.

We derive a portion of our profits from our tests for “mad cow” disease.

A portion of our revenues and profits derive from the sale of our tests for Bovine Spongiform Encephalopathy (“BSE” or “mad cow” disease).  We believe that there are multiple other competitors that offer BSE tests approved by regulatory authorities in Europe and Japan.  However, our BSE tests have limited patent protection.  Further, government subsidies have supported purchases by our customers of BSE tests.  If governments in our key markets cease or substantially reduce the subsidies provided, we may have to lower prices for, or reduce sales of, our BSE tests.  Finally, if the threat to the world food supply from BSE was materially reduced, either through eradication of BSE or otherwise, sales of BSE tests would materially decline.  If any of these events were to occur, it could have a material negative impact on our financial condition or results of operations.

Our failure to improve our product offerings and develop and introduce new products may negatively impact our business.

Our future success depends on our ability to continue to improve our product offerings and develop and introduce new product lines and extensions that integrate new technological advances.  If we are unable to integrate technological advances into our product offerings or to design, develop, manufacture and market new product lines and extensions successfully and in a timely manner, our operating results will be adversely affected.  While we expect to continue to invest in research and development for all of our market segments, we cannot assure you that our product and process development efforts will be successful or that new products we introduce will achieve market acceptance.

If we experience a disruption of our information technology systems, or if we fail to successfully manage and integrate our information technology and reporting systems, it could harm our business.

Our information technology (“IT”) systems are an integral part of our business, and a serious disruption of our IT systems could have a material adverse effect on our business and results of operations.  We depend on our IT systems to process orders, manage inventory and collect accounts receivable.  Our IT systems also allow us to efficiently purchase products from our suppliers and ship products to our customers on a timely basis, maintain cost-effective operations and provide customer service.  While we have contingency plans in place in case of an emergency, we cannot assure you that the plans will allow us to operate at our current level of efficiency.

Our ability to implement our business plan in a rapidly evolving market requires an effective planning, reporting and management process.  We expect that we will need to continue to improve and further integrate our IT systems, reporting systems and procedures and train and educate our employees with respect to these improvements and integrations on an ongoing basis in order to effectively run our business.  If we fail to successfully manage and integrate our IT and reporting systems, it could adversely affect our business or operating results.

Risks relating to intellectual property rights may negatively impact our business.

We rely on a combination of copyright, trade secret, patent and trademark laws and third-party nondisclosure agreements to protect our intellectual property rights and products.  However, we cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable, or that meaningful protection or adequate remedies will be available to us.  For instance, it may be possible for unauthorized third parties to copy our intellectual property, to reverse engineer or obtain and use information that we regard as proprietary, or to develop equivalent technologies independently.  Additionally, third parties may assert exclusive patent, copyright and other intellectual property rights to technologies that are important to us.  If we are unable to license or otherwise access protected technology used in our products, or if we lose our rights under any existing licenses, we could be prohibited from manufacturing and marketing such products.  We may find it necessary to enforce our patents or other intellectual property rights or to defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial costs to us and divert our resources.  We also could incur substantial costs to redesign our products, to defend any legal action taken against us or to pay damages to an infringed party.  The foregoing matters could adversely impact our business.

We are subject to substantial government regulation.

Some of our products (primarily diagnostic products), production processes and our marketing are subject to federal, state, local and foreign regulation, including the U.S. Food and Drug Administration (“FDA”) and its foreign counterparts.  We are also subject to government regulation of the use and handling of a number of materials and controlled substances.  Failure to comply with present or future regulations could result in substantial liability to us, suspension or cessation of our operations, restrictions on our ability to expand at our present locations or require us to make significant capital expenditures or incur other significant expenses.

We are currently subject to environmental regulations and enforcement proceedings.

Our operations are subject to federal, state, local and foreign environmental laws and regulations that govern such activities as transportation of goods, emissions to air and discharges to water, as well as handling and disposal practices for solid, hazardous and medical wastes.  In addition to environmental laws that regulate our operations, we are also subject to environmental laws and regulations that create liability and clean-up responsibility for spills, disposals or other releases of hazardous substances into the environment as a result of our operations or otherwise impacting real property that we own or operate.  The environmental laws and regulations also subject us to claims by third parties for damages resulting from any spills, disposals or releases resulting from our operations or at any of our properties.

We will in the future incur capital and operating costs to comply with currently existing laws and regulations, and possible new statutory enactments, and these expenditures may be significant.  We have incurred, and may in the future incur, fines related to environmental matters and liability for costs or damages related to spills or other releases of hazardous substances into the environment at sites where we have operated, or at off-site locations where we have sent hazardous substances for disposal.  In that regard, we currently are investigating soil and groundwater contamination at one of our properties under the oversight of a state agency.  Based on the currently available information, we believe that the costs to clean up this contamination will not have a material adverse effect on the future results of our operations or our financial condition.  We can provide no assurance, however, that such matters or any future obligations to comply with environmental laws and regulations will not have a material impact on our operations or financial condition.

We cannot assure you that we will be able to integrate acquired companies, products or technologies into our company successfully.

As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies.  In order to be successful in these activities, we must, among other things:

•

assimilate the operations and personnel of acquired companies;

•

minimize potential disruption to our ongoing business;

•

retain key technical and management personnel;

•

integrate acquired companies into our strategic and financial plans;

•

accurately assess the value of target companies, products and technologies;

•

harmonize standards, controls, procedures and policies; and

•

minimize the impact to our relationships with our employees and customers.

The benefits of any acquisition may prove to be less than anticipated and may not outweigh the costs reported in our financial statements.  Completing any potential future acquisition could cause significant diversion of our management’s time and resources.  If we acquire new companies, products or technologies, we may be required to assume contingent liabilities and record impairment charges for goodwill and other intangible assets over time.  We cannot assure you that we will successfully overcome these risks or any other problems we encounter in connection with any acquisitions, and any such acquisitions could adversely affect our business, financial position or operating results.

Loss of key personnel could hurt our business.

Our products and services are highly technical in nature.  In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services.  In addition, some of our manufacturing positions are highly technical.  We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry.  We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time.  Any failure on our part to hire, train and retain a sufficient number of qualified personnel could seriously damage our business.  Additionally, if we were to lose a sufficient number of our research and development scientists and were unable to replace them or satisfy our needs for research and development through outsourcing, it could adversely affect our business.

A significant majority of our voting stock is held by the Schwartz family, which could lead to conflicts of interest.

We have two classes of voting stock, Class A Common Stock and Class B Common Stock.  With a few exceptions, holders of Class A and Class B Common Stock vote as a single class.  When voting as a single class, each share of Class A Common Stock is entitled to one-tenth of a vote, while each share of Class B Common Stock has one vote.  In the election or removal of directors, the classes vote separately and the holders of Class A Common Stock are entitled to elect 25% of the Board of Directors, with holders of Class B Common Stock electing the remaining directors.

As of February 15, 2006 the Schwartz family collectively held approximately 17% of our Class A Common Stock and 89% of our Class B Common Stock.  As a result, the Schwartz family is able to elect a majority of the directors, effect fundamental changes in our direction and control matters affecting us, including the allocation of business opportunities that may be suitable for our company.  In addition, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

The Schwartz family may exercise its control over us according to interests that are different from other investors’ or debtors’ interests.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations.  While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we can not assure you that our disclosure controls and procedures over internal control of financial reporting will be effective in accomplishing all control objectives all of the time.  Deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

Terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, security systems, vendors and customers, which could significantly impact our net sales, costs and expenses, and financial condition.

Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States, and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained or incorporated in this document.

The threat of terrorist attacks in the United States since September 11, 2001 continues to create many economic and political uncertainties.  The potential for future terrorist attacks, the United States and international responses to terrorist attacks, and other acts of war or hostility, including the war in Iraq, may cause greater uncertainty and cause our business to suffer in ways that we cannot currently predict.  Events such as those referred to above could cause or contribute to a general decline in investment valuations, which in turn could reduce the market value of your investment.  In addition, terrorist attacks, particularly acts of bioterrorism that directly impact our physical facilities or those of our suppliers or customers could have an impact on our sales, supply chain, production capability and costs and our ability to deliver our products to our customers.

We have substantial debt and have the ability to incur additional debt.  The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under the notes.

As of December 31, 2005 we and our subsidiaries have approximately $426.1 million of outstanding indebtedness.  In addition, the indenture governing the notes permits us to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenant contained in the indenture.

The following chart shows certain important credit statistics and is presented as of December 31, 2005.

At December 31, 2005
(in millions)
Total debt	$426.1
Stockholders’ equity	$658.0
Debt to equity ratio	0.7

The incurrence of substantial amounts of debt may have important consequences to you.  For instance, it could:

•

make it more difficult for us to satisfy our financial obligations, including those relating to the notes;

•

require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;

•

increase our vulnerability to general adverse economic and industry conditions;

•

limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•

place us at a competitive disadvantage compared with some of our competitors that have less debt; and

•

limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control.  Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategy.

The agreements governing our debt impose restrictions on our business.

The indenture governing our notes and the terms of other debt instruments, including without limitation our credit facilities and other agreements we may enter in the future, contain or will contain covenants imposing significant restrictions on our business.  These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  These covenants place restrictions on our ability to, among other things:

•

incur additional debt;

•

create liens;

•

make investments;

•

enter into transactions with affiliates;

•

sell assets;

•

in the case of some of our subsidiaries, guarantee debt;

•

declare or pay dividends, redeem stock or make other distributions to shareholders; and

•

consolidate or merge.

Our existing credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including a maximum consolidated leverage ratio test, minimum consolidated interest coverage ratio test and a minimum net worth test.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.  The breach of any of these restrictions could result in a default.  An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.  If we were unable to repay debt to our senior secured lenders, these lenders could proceed against the collateral securing that debt.  In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on our notes and repay the principal amount of the notes or may cause the future subsidiary guarantors, if any, to be unable to make payments under the guarantees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own our Corporate headquarters located in Hercules, California.  The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Richmond, California	Owned/Leased
	Hercules, California	Owned/Leased
	Waltham, Massachusetts	Leased
	Milan, Italy	Leased
	Riom, France	Owned/Leased

Clinical
Diagnostics	Hercules, California	Owned/Leased
	Irvine, California	Leased
	Greater Seattle, Washington	Owned/Leased
	Plano, Texas	Leased
	Lille, France	Owned
	Paris, France	Leased
	Munich, Germany	Leased
	Nazareth-Eke, Belgium	Leased

Most manufacturing and research facilities also house administration, sales and distribution activities.  In addition, we lease office and warehouse facilities in a variety of locations around the world.  The facilities are used principally for sales, service, distribution and administration for both segments.

We have several facilities near Paris.  The Marnes la Coquette facility serves as a significant manufacturing, administrative and research facility.  The lease formally expired at December 31, 2005.  We believe we will successfully conclude negotiations to extend the lease for several years.  In 2006 we will also occupy a new facility which will become our logistics center for distributing Bio-Rad products throughout Europe.

ITEM 3.	LEGAL PROCEEDINGS

Note 14, "Legal Proceedings," appearing on page 27 of the Exhibit 13.1 is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Bio-Rad's security holders during the fourth quarter of the fiscal year covered by this report.

P A R T  II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Concerning Common Stock

Bio-Rad's Class A and Class B Common Stock are listed on the American Stock Exchange with the symbols BIO and BIO.B, respectively.  The following sets forth, for the periods indicated, the high and low prices for our Class A and Class B Common Stock.

	Class A		Class B
	High	Low	High	Low
2005
Fourth Quarter	66.90	53.60	65.00	53.25
Third Quarter	62.52	51.02	61.75	52.00
Second Quarter	59.60	47.20	59.10	48.00
First Quarter	58.88	47.06	58.15	47.00

2004
Fourth Quarter	59.50	50.06	58.25	50.90
Third Quarter	58.50	50.01	57.25	50.25
Second Quarter	61.90	55.15	61.00	55.50
First Quarter	58.79	51.81	59.00	52.00

On February 15, 2006 we had 412 holders of record of Class A Common Stock and 191 holders of record of Class B Common Stock. Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 for the security ownership of certain beneficial owners and management.

ITEM 6.	SELECTED FINANCIAL DATA

The table headed "Summary of Operations and Selected Financial Data" appearing on page 1 of Exhibit 13.1 is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The section headed "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 35 through 47 of Exhibit 13.1 is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The section headed "Financial Risk Management" appearing on pages 46 and 47 of Exhibit 13.1 is incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Bio-Rad carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to Bio-Rad is made known to management, including the Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Bio-Rad Laboratories is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act").  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of our financial statements presented in accordance with generally accepted accounting principles.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has used the framework set forth in the report entitled "Internal Control – Integrated Framework" published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of Bio-Rad’s internal control over financial reporting as of December 31, 2005.  Management has concluded our internal control over financial reporting was effective as of December 31, 2005.  Bio-Rad’s independent auditor, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of Bio-Rad’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Bio-Rad Laboratories, Inc.
Hercules, California

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bio-Rad Laboratories, Inc. and subsidiaries (the “Company”), maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting   Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Francisco, California

March 2, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections labeled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the definitive Proxy Statement mailed to stockholders in connection with the 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement") are incorporated herein by reference.

Bio-Rad’s Board of Directors has determined that Philip L. Padou is an "audit committee financial expert," as defined in Item 401(h) of Regulation S-K.  Mr. Padou is also an "independent" director, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 121A of the American Stock Exchange Company Guide.

We have adopted a code of business ethics and conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and all other employees.  We will provide a copy of the code of ethics to any person, without charge, upon request, by writing to us at "Bio-Rad Laboratories, Inc., Investor Relations, 1000 Alfred Nobel Drive, Hercules, CA  94547."

ITEM 11.	EXECUTIVE COMPENSATION

The sections labeled “Executive Compensation and Other Information,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors" and "Stock Performance Graph" of the 2006 Proxy Statement are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section labeled "Principal and Management Stockholders" of the 2006 Proxy Statement is incorporated herein by reference.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,537,253	$34.55	1,688,233	(2)

Equity compensation plans not approved by stockholders	--	--	--

Total	1,537,253	$34.55	1,688,233

(1) Consists of the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan, the 2003 Stock Option Plan and the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

(2) Consists of 1,100,468 shares available under the 2003 Stock Option Plan and 587,765 shares available for issuance under the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The sections labeled "Certain Relationships and Related Party Transactions" and "Compensation of Directors" of the 2006 Proxy Statement are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled "Report of the Audit Committee of the Board of Directors" of the 2006 Proxy Statement.

P A R T IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Index to Financial Statements

	The following Consolidated Financial Statements are included in Exhibit 13.1 and
	are incorporated herein by reference pursuant to Item 8:
		Page in
		Exhibit 13.1

	Consolidated Balance Sheets at December 31, 2005 and 2004	2-3

	Consolidated Statements of Income for each of the three years
	in the period ended December 31, 2005	4

	Consolidated Statements of Cash Flows for each of the
	three years in the period ended December 31, 2005	5

	Consolidated Statements of Changes in Stockholders' Equity
	for each of the three years in the period ended December 31, 2005	6

	Notes to Consolidated Financial Statements	7-33

	Report of Independent Registered Public Accounting Firm	34

2.	Index to Financial Statement Schedule

		Page in
		Form 10-K

	Schedule II Valuation and Qualifying Accounts	23
	Report of Independent Registered Public Accounting Firm	24

All other financial statement schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 27 through 30 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

Reserve for doubtful accounts receivable

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Other (A)	Balance at End of Year
2005	$ 13,406	$ 1,669	$ (1,774)	--	$ 13,301
2004	$ 12,978	$ 2,029	$ (621)	$ (980)	$ 13,406
2003	$ 12,122	$ 4,687	$ (3,831)	--	$ 12,978

(A)  Due to the sale of our confocal microscopy product line.

Valuation allowance for current and long-term deferred tax assets

	Balance at Beginning of Year	Additions	Deductions Charged to Costs and Expenses	Other	Balance at End of Year
2005	$ 18,023	$ 4,590	$ (4,876)	--	$ 17,737
2004	$ 21,446	$ 1,058	$ (4,481)	--	$ 18,023
2003	$ 17,215	$ 4,240	$ (9)	--	$ 21,446

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bio-Rad Laboratories, Inc.
Hercules, California

We have audited the consolidated financial statements of Bio-Rad Laboratories, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 2, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a) 2.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte &Touche LLP

San Francisco, California

March 2, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Sanford S. Wadler
Sanford S. Wadler
Secretary

Date:	March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Norman Schwartz	President and Director	March 2, 2006
(Norman Schwartz)

Principal Financial Officer
/s/ Christine A. Tsingos___	Vice President,
(Christine A. Tsingos)	Chief Financial Officer	March 2, 2006

Principal Accounting Officer
/s/ James R. Stark________	Corporate Controller	March 2, 2006
(James R. Stark)

Other Directors:
/s/ James J. Bennett______	Director	March 2, 2006
(James J. Bennett)

/s/ Albert J. Hillman______	Director	March 2, 2006
(Albert J. Hillman)

/s/ Ruediger Naumann-Etienne	Director	March 2, 2006
(Ruediger Naumann-Etienne)

/s/ Philip L. Padou________	Director	March 2, 2006
(Philip L. Padou)

/s/ Alice N. Schwartz______	Director	March 2, 2006
(Alice N. Schwartz)

/s/ David Schwartz________	Director	March 2, 2006
(David Schwartz)

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 14(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed under the Securities Exchange Act of 1934. "

Exhibit No.

3.1	Restated Certificate of Incorporation, as of February 8, 2002. (1)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of
Bio-Rad Laboratories, Inc., as of May 6, 2004. (2)

3.2	Bylaws of the Registrant, as amended February 19,1980. (3)

4.1	Credit Agreement dated as of September 9, 2003 among Bio-Rad
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
(Illinois)), as lender and Administrative Agent, Wells Fargo Bank, N.A. and
Union Bank of California, N.A., as Syndication Agents and ABN AMRO
Bank N.V. and BNP Paribas, as Documentation agents. (5)

4.2	Pledge Amendment dated as of September 9, 2003 among Bio-Rad
Laboratories, Inc., and Bank One, N.A., as contractual representative. (4)

4.3	Security Agreement dated as of September 9, 2003 among Bio-Rad
Laboratories, Inc., as Grantor and Bank One N.A., as Administrative
Agent. (4)

4.4	Indenture dated as of August 11, 2003 for 7.50% Senior Subordinated
Notes due 2013 among Bio-Rad Laboratories, Inc., as Issuer, and
Wells Fargo Bank, N.A., as Trustee. (4)

4.5	The Exchange and Registration Rights Agreement dated as of August 11, 2003 for 7.50% Senior Subordinated Notes due 2013. (4)

4.6	Indenture dated as of December 21, 2004, between Bio-Rad Laboratories, Inc.
and Wells Fargo National Bank, as trustee. (6)

10.1	Amended and Restated Credit Agreement, dated as of June 21, 2005, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein,
JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA
(Main Office Chicago)), as a lender and administrative agent, Wells Fargo
Bank, N.A. and Union Bank of California N.A., as syndication agents and
ABN AMRO Bank N.V. and BNP Paribas, as documentation agents. (7)

10.1.1	Amendment No. 1 to Amended and Restated Credit Agreement. (8)

10.2	Amended and Restated Security Agreement, dated as of June 21, 2005, between Bio-Rad Laboratories, Inc. and JPMorgan Chase Bank, N.A.
(successor by merger to Bank One, NA (Main Office Chicago)), as administrative agent. (7)

10.3	Amended and Restated Pledge Agreement, dated as of June 21, 2005, between Bio-Rad Laboratories, Inc. and JPMorgan Chase Bank, N.A.
(successor by merger to Bank One, NA (Main Office Chicago)), as administrative agent. (7)

10.4	1994 Stock Option Plan. (9)

10.4.1	Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated April 28, 1998. (10)

10.4.2	Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated December 6, 1999. (10)

10.4.3	Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated September 19, 2000. (10)

10.4.4	Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated April 25, 2001. (11)

10.5	Amended and Restated 1988 Employee Stock Purchase Plan. (12)

10.5.1	Amendment to the Amended 1988 Employee Stock Purchase Plan. (11)

10.6	Employees' Deferred Profit Sharing Retirement Plan (Amended and Restated
effective January 1, 1997). (13)

10.7	2003 Stock Option Plan. (14)

10.10	Non-competition and employment continuation agreement with
James J Bennett. (15)

10.13	Stock Purchase Agreement dated as of August 16, 2004 by and between
Bio-Rad, MJ GeneWorks, Incorporated, Michael J. Finney and John D.
Finney, excluding exhibits and schedules. Pursuant to Regulation S-K
Item 601(b)(2), the exhibits and schedules to this agreement have not been filed. We agree to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request. We have requested confidential treatment of certain portions of this agreement. (16)

13.1	Excerpt from Annual Report to Stockholders' for the fiscal year ended
December 31, 2005 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)
(17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)
(17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

(1)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2001, dated March 28, 2002.

(2)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2004, dated March 3, 2005.

(3)	Incorporated by reference from the Exhibits to Bio-Rad’s Registration
Statement on Form S-7 Registration No. 2-66797, which became effective April 22, 1980.

(4)	Incorporated by reference from the Exhibits to Bio-Rad’s Form S-4 dated
September 19, 2003.

(5)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 8-K filing dated
December 14, 2004.

(6)	Incorporated by reference from the Exhibits to Bio-Rad’s Form S-8 filing, dated
December 22, 2004.

(7)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 8-K filing, dated
June 24, 2005.

(8)	Incorporated by reference from the Exhibits to Bio-Rad’s September 30, 2005
10-Q filing, dated November 8, 2005

(9)	Incorporated by reference from the Exhibits to Bio-Rad’s Form S-8 filing, dated
April 29, 1994.

(10)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2000, dated March 28, 2001.

(11)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2003, dated March 15, 2004.

(12)	Incorporated by reference from the Exhibits to Bio-Rad’s September 30, 1998,
Form 10-Q filing, dated November 12, 1998.

(13)	Incorporated by reference from the Exhibits to Bio-Rad’s September 30, 1997,
Form 10-Q filing, dated November 13, 1997.

(14)	Incorporated by reference from the Exhibits to Bio-Rad’s March 31, 2003,
Form 10-Q filing, dated May 13, 2003.

(15)	Incorporated by reference from the Exhibits to Bio-Rad’s June 30, 1997
Form 10-Q filing, dated March 27, 1997.

(16)	Incorporated by reference from the Exhibits to Bio-Rad’s September 30, 2004
Form 10-Q filing, dated November 9, 2004.