Form 10-Q
period 2006-03-31
BIO RAD LABORATORIES INC
filed 2006-05-09
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		[ X ] Yes	[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 or the Exchange Act. (Check one):
Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
		[ ] Yes	[ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares Outstanding
Title of Class		at April 30, 2006
Class A Common Stock,
Par Value $0.0001 per share		21,426,035
Class B Common Stock,
Par Value $0.0001 per share		4,909,908

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bio-Rad Laboratories, Inc.

Condensed Consolidated Statements of Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$ 308,338	$ 299,171
Cost of good sold	132,810	132,765
Gross profit	175,528	166,406
Selling, general and administrative expense	100,070	99,498
Product research and development expense	28,091	26,823
Interest expense	8,019	8,117
Foreign exchange (gains) losses	11	(277)
Other (income) expense, net	(4,542)	(5,838)
Income from continuing operations before taxes	43,879	38,083
Provision for income taxes	(12,681)	(8,563)
Income from continuing operations	31,198	29,520
Discontinued operations
Gain on divestiture, net of tax benefits of zero in 2005	--	3,974
Net income	$ 31,198	$ 33,494

Basic earnings per share:
Continuing operations	$ 1.19	$ 1.14
Discontinued operations	--	0.15
Net income	$ 1.19	$ 1.29
Weighted average common shares	26,277	25,909

Diluted earnings per share:
Continuing operations	$ 1.16	$ 1.11
Discontinued operations	--	0.15
Net income	$ 1.16	$ 1.26
Weighted average common shares	26,829	26,555

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS:
Cash and cash equivalents	$ 265,587	$ 296,716
Restricted cash	--	36,138
Short-term investments	129,176	116,343
Accounts receivable, net	259,231	247,192
Inventories, net	225,844	212,342
Prepaid expenses, taxes and other current assets	111,811	99,480
Total current assets	991,649	1,008,211
Net property, plant and equipment	180,774	180,258
Goodwill	113,276	113,276
Purchased intangibles, net	27,269	28,449
Other assets	101,817	96,388
Total assets	$ 1,414,785	$ 1,426,582

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 66,643	$ 72,950
Accrued payroll and employee benefits	67,921	81,076
Notes payable and current maturities of long-term debt	3,785	3,341
Sales, income and other taxes payable	22,268	15,841
Litigation accrual	11,534	55,701
Accrued royalties	30,083	34,386
Other current liabilities	56,898	55,948
Total current liabilities	259,132	319,243
Long-term debt, net of current maturities	425,971	425,687
Deferred tax liabilities	4,833	2,281
Other long-term liabilities	22,194	21,397
Total liabilities	712,130	768,608

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; none outstanding
Class A common stock, $0.0001 par value, 80,000,000 shares authorized;
outstanding – 21,393,834 at March 31, 2006 and 21,316,556
at December 31, 2005	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares authorized;
outstanding – 4,909,908 at March 31, 2006 and December 31, 2005	1	1
Additional paid-in capital	64,000	60,112
Retained earnings	602,005	570,807
Accumulated other comprehensive income:
Currency translation and other	36,647	27,052
Total stockholders’ equity	702,655	657,974
Total liabilities and stockholders’ equity	$ 1,414,785	$ 1,426,582

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$ 299,764	$ 296,648
Cash paid to suppliers and employees	(283,973)	(259,242)
Litigation settlement related to MJ acquisition	(44,167)	--
Interest paid	(8,938)	(8,973)
Income tax payments	(9,562)	(6,532)
Miscellaneous receipts	5,133	2,982
Excess tax benefits from stock-based compensation	(328)	--
Net cash provided by (used in) operating activities	(42,071)	24,883

Cash flows from investing activities:
Capital expenditures, net	(11,318)	(9,774)
Payments for acquisitions and investments	(586)	--
Payments on purchase of intangible assets	--	(1,000)
Purchases of marketable securities and investments	(38,522)	(667,698)
Sales of marketable securities and investments	22,890	769,682
Receipt of restricted cash	36,498	--
Foreign currency economic hedges, net	(725)	2,675
Net cash provided by investing activities	8,237	93,885

Cash flows from financing activities:
Net borrowings under line-of-credit arrangements	162	208
Payments on long-term debt	(117)	(121)
Proceeds from issuance of common stock	2,323	2,708
Excess tax benefits on stock compensation	328	--
Net cash provided by financing activities	2,696	2,795

Effect of exchange rate changes on cash	9	601
Net increase (decrease) in cash and cash equivalents	(31,129)	122,164
Cash and cash equivalents at beginning of period	296,716	195,734
Cash and cash equivalents at end of period	$ 265,587	$ 317,898

Reconciliation of net income to net cash provided by operating activities:
Net income	$ 31,198	$ 33,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,971	15,171
Stock based compensation	1,143	--
Excess tax benefits from stock based compensation	(328)	--
(Increase) decrease in accounts receivable	(8,650)	2,583
Increase in inventories	(10,780)	(7,600)
Increase in other current assets	(8,418)	(1,310)
Decrease in accounts payable and other current liabilities	(30,956)	(11,636)
Increase in income taxes payable	4,991	11,058
Decrease in litigation accrual	(44,167)	--
Other	10,925	(16,877)
Net cash provided by (used in) operating activities	$ (42,071)	$ 24,883

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

In this report, “Bio-Rad,” “we,” “us,” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report for the year ended December 31, 2005.  Certain prior year items have been reclassified to conform to the current year’s presentation.

Share-Based Compensation Accounting Policy

Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related Interpretations, in accounting for our share-based compensation plans.  All employee stock options were granted at or above the grant date market price.  Accordingly, no compensation cost was recognized in the financial statements but was included as a pro forma disclosure in the consolidated financial statements.  We also recorded no compensation expense in connection with our Employee Stock Purchase Plan as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period.

As of January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS)123(R), “Share-Based Payment” using the modified-prospective method.  Under this transition method we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In accordance with the modified prospective transition method, our results for prior periods have not been restated.  See Note 11 for information on the impact of our adoption of SFAS 123(R).

2.	RESTRICTED CASH

Restricted cash of $36.1 million December 31, 2005 represented deposits in a money market account that was used as collateral to protect the surety company in connection with its execution of a surety bond in the amount of $37.2 million to stay the enforcement of the judgment in a legal matter.  This matter has since been settled and the surety bond is no longer needed.  The cash is no longer restricted and has been returned to cash and equivalents.

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following (in millions):

	March 31, 2006	December 31, 2005
Available-for-sale securities:
Asset backed securities	$ 45.0	$ 36.6
Corporate obligations	37.3	31.4
U.S Agencies	19.9	25.5
Variable rate notes	10.2	8.7
Auction rate securities	--	3.9
Marketable equity securities	7.7	--
Other	9.1	10.2
Total short-term investments	$ 129.2	$ 116.3

Management classifies investments in marketable securities at the time of purchase.  Marketable debt and equity securities classified as short-term investments have been designated as available-for-sale and are stated at fair value which approximates cost.  These investments are marked to market, with unrealized gains and losses reported as a component of comprehensive income.

4.	INVENTORIES

The principal components of inventories are as follows (in millions):

	March 31, 2006	December 31, 2005

Raw materials	$ 49.0	$ 48.3
Work in process	55.9	51.6
Finished goods	120.9	112.4
	$ 225.8	$ 212.3

5.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	March 31, 2006	December 31, 2005

Land and improvements	$ 9.7	$ 9.8
Buildings and leasehold improvements	121.5	120.0
Equipment	332.4	322.4
	463.6	452.2
Accumulated depreciation	(282.8)	(271.9)
Net property, plant and equipment	$ 180.8	$ 180.3

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.1 million for the three months ended March 31, 2006 and 2005.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	March 31, 2006
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
Developed Product Technology	5	$ 9.2	$ 1.9	$ 7.3
Licenses	13	14.0	1.5	12.5
Know How	6	8.9	4.1	4.8
Covenants Not to Compete	2	2.0	0.8	1.2
Patents	4	1.0	--	1.0
Customer Lists	1	0.6	0.3	0.3
Other	3	2.2	2.0	0.2
		$ 37.9	$ 10.6	$ 27.3

	December 31, 2005
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
Developed Product Technology	5	$ 9.2	$ 1.4	$ 7.8
Licenses	13	14.0	1.3	12.7
Know How	6	8.7	3.7	5.0
Covenants Not to Compete	2	2.0	0.7	1.3
Patents	4	1.0	--	1.0
Customer Lists	1	0.6	0.2	0.4
Other	3	2.2	2.0	0.2
		$ 37.7	$ 9.3	$ 28.4

Recorded purchased intangible asset amortization expense for the three months ended March 31, 2006 and 2005 was $1.3 million and $2.8 million, respectively. Estimated purchased intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is $5.1 million, $4.5 million, $3.0 million, $2.0 million and $1.4 million, respectively.

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

Since the discontinued operations were sold in the second quarter of 2004, there were no sales or operating losses in the three months ended March 31, 2005.  However, during that quarter, we reached an agreement to settle the $6.7 million estimated lease commitment that comprised the most significant portion of the original shut-down provision.  Consequently, we recognized a $4.0 million gain on the revised disposition of the confocal microscopy product line.

8.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities were as follows (in millions):

	2006	2005
January 1,	$ 12.0	$ 10.1
Provision for warranty	3.2	2.9
Actual warranty costs	(3.3)	(2.7)
March 31,	$ 11.9	$ 10.3

9.	LONG-TERM DEBT

In June 2005, Bio-Rad entered into a new Credit Agreement, which amends and restates the Credit Agreement dated September 9, 2003, as amended December 8, 2004.  Borrowings are permitted up to a maximum of $150.0 million on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  Under certain conditions, this Credit Agreement may be increased up to an additional $50 million.  It will mature on June 21, 2010.

In December 2004, Bio-Rad sold $200.0 million principal amount of Senior Subordinated Notes due 2014 (6.125% Notes).  The notes pay a fixed rate of interest of 6.125% per year.  Upon any sale of our common stock, we have the right to repurchase up to 35% of the 6.125% Notes any time prior to December 15, 2007 at a specified redemption price plus accrued and unpaid interest and certain other charges.  Furthermore, we have the option to redeem any or all of the 6.125% Notes at various declining redemption prices or at 100% of the principal amount plus the “applicable premium” (as defined by the indenture) along with accrued and unpaid interest and certain other charges depending on the date redeemed.  Bio-Rad’s obligations under the 6.125% Notes are not secured, rank equal to other senior subordinated notes and rank junior to all Bio-Rad’s existing and future senior debt.

In August 2003, Bio-Rad sold $225.0 million principal amount of Senior Subordinated Notes due 2013 (7.5% Notes).  The notes pay a fixed rate of interest of 7.5% per year.  Upon any sale of our common stock, we have the right to repurchase up to 35% of the 7.5% Notes any time prior to August 15, 2006 at a specified redemption price plus accrued and unpaid interest and certain other charges.  Furthermore, we have the option to redeem any or all of the 7.5% Notes at various declining redemption prices or at 100% of the principal amount plus the “applicable premium” (as defined by the indenture) along with accrued and unpaid interest and certain other charges depending on the date redeemed. Bio-Rad’s obligations under the 7.5% Notes are not secured, rank equal to other senior subordinated notes and rank junior to all Bio-Rad’s existing and future senior debt.

10.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period.  Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of common stock equivalents that are to be added to the weighted average number of shares outstanding.  Common stock equivalents are excluded from the diluted earnings per share calculation if the effect would be anti-dilutive.

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding options to purchase 552,000 and 646,000 shares of stock for the three months ended March 31, 2006 and 2005, respectively.  Options to purchase 270,000 and 477,000 shares of common stock were outstanding during the three month periods ended March 31, 2006 and March 31, 2005, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

11.	STOCK OPTIONS AND PURCHASE PLANS

Descriptions of Share-Based Compensation Plans

Stock Option Plans

We maintain incentive and non-qualified stock option plans for officers and certain other employees.  The 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (the Plan) authorizes the grant to employees of incentive stock options and non-qualified stock options.  A total of 1,675,000 shares have been reserved for issuance and may be of either Class A or Class B Common Stock.  At March 31, 2006, 1,103,538 shares remain available to be granted.

Under the Amended 1994 Stock Option Plan, Bio-Rad may grant options to its employees for up to 3,550,000 shares of common stock provided that no option shall be granted after March 1, 2004.

Under the plans, Class A and Class B options are granted at prices not less than fair market value on the date of grant.  Generally, options granted have a term of 10 years and vest in increments of 20% per year over a five-year period on the yearly anniversary date of the grant.  For options granted before January 1, 2001, options vest in increments of 25% over a four-year period on the yearly anniversary date of the grant.

ESPP Plan

Bio-Rad has an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of our Class A common stock.  The employees purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter.  Bio-Rad has authorized the sale of 2,390,000 shares of common stock under the Plan.

Impact of Adoption of SFAS 123(R)

As a result of adopting SFAS 123(R) on January 1, 2006, our income before income taxes and net income for the three months ended March 31, 2006 are $1.1 million and $1.2 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25.  Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $1.23 and $1.20, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $1.19 and $1.16, respectively.

Included in our share-based compensation expense in the first quarter of 2006 is the cost related to prior year option grants that vest after January 1, 2006 and the cost related to our ESPP first quarter stock purchase.  We did not grant any stock options in the first quarter of 2006.

For options granted before January 1, 2006, we amortized the fair value on an accelerated basis.  For options granted after January 1, 2006, we will amortize the fair value on a straight-line basis.  All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.  Prior to the adoption of SFAS 123(R), we presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows.  SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  First quarter 2006 results included $0.3 million of excess tax benefits classified as a financing cash inflow that would have been classified as an operating cash inflow had we not adopted SFAS 123(R).

Share-Based Compensation Expense

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 in accounting for the compensation cost for our stock option and stock purchase plans in the first quarter 2005 (in millions, except per share data).

March 31,
2005

Net income, as reported	$ 33.5
Deduct: Total stock based employee compensation
expense determined under fair value methods for all
awards net of related tax effects	0.9
Pro forma net income	$ 32.6

Earnings per share:
Basic -- as reported	$ 1.29
Basic -- pro forma	$ 1.26

Diluted -- as reported	$ 1.26
Diluted -- pro forma	$ 1.23

Determining Fair Value

Valuation Assumptions for Stock Options

No stock options were granted during the first quarter of 2006.  The fair value for stock options granted during the first quarter of 2005 was estimated at the grant date using a Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

Three Months Ended March 31, 2005
Risk-free interest rate	3.45%
Expected life (in years)	4.7
Volatility	37%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life was estimated using the historical exercise behavior of employees.  Volatility was based on the historical volatilities of our common stock for a period equal to the stock option’s expected life.  The weighted average grant date fair value of options granted in 2005 was $20.76.

Valuation Assumptions for ESPP

The fair value of the employees’ purchase rights for the first quarter of 2006 was estimated using a Black-Scholes model, assuming no dividends and the following assumptions:

Three Months Ended March 31, 2006
Risk-free interest rate	4.11%
Expected life (in years)	0.25
Volatility	36%

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  Volatility was based on the historical volatility of our common stock for a period equal to the stock option’s expected life.  The weighted average fair value of purchase rights granted during the three months ended March 31, 2006 and 2005 were $14.66 and $12.52 respectively.

Summary of Stock Option Activity

The following table summarizes our stock option activity during the first quarter 2006:

	Three Months Ended March 31, 2006
			Weighted
		Weighted	Remaining	Aggregate
		Average	Average	Intrinsic Value
		Exercise	Contractual	as of
	Shares	Price	Term	March 31, 2006
Outstanding, beginning of year	1,589,206	$ 34.43
Granted	--	--
Exercised	(57,605)	$ 24.44
Forfeited/Expired	(16,464)	$ 46.47
Outstanding, end of period	1,515,137	$ 34.67	6.04	$ 41,933,064

Exercisable, end of period	935,828	$ 25.77	5.03	$ 34,236,200

Intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was approximately $2 million and $5 million, respectively.

Cash received from stock options exercised during the three months ended March 31, 2006 and 2005 was $1.4 million and $1.7 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $0.4 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.

We sold 19,673 shares for $0.9 million and 22,062 shares for $1.0 million under our employee stock purchase plan for the three months ended March 31, 2006 and 2005, respectively.  At March 31, 2006, 587,765 shares remain authorized under the Plan.

We currently issue new shares to satisfy stock option exercises and ESPP stock purchases.

As of March 31, 2006, there was approximately $5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of approximately 2 years.

12.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

13.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended March 31,
	2006	2005

Interest and investment income	$ (4.4)	$ (4.0)
Other	(0.1)	(1.8)
Total other (income) expense, net	$ (4.5)	$ (5.8)

14.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income were (in millions):

	March 31,
	2006	2005
Net income, as reported	$ 31.2	$ 33.5
Currency translation adjustments	5.0	(9.2)
Net unrealized holding gain net of tax effect
of $2.7 million in 2006 and $1.0 million in 2005	4.6	--
Total comprehensive income	$ 40.8	$ 24.3

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2006 and 2005 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations	Total

Segment net sales	2006	$ 144.8	$ 160.3	$ 3.2	$ 308.3
	2005	$ 144.1	$ 151.9	$ 3.2	$ 299.2

Segment profit (loss)	2006	$ 14.1	$ 25.9	$ --	$ 40.0
	2005	$ 15.5	$ 17.0	$ (0.5)	$ 32.0

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

	Three Months Ended March 31,
	2006	2005

Total segment profit	$ 40.0	$ 32.0
Foreign exchange gains	--	0.3
Net corporate operating, interest and
other income and expense not
allocated to segments	(0.6)	--
Other income (expense), net	4.5	5.8
Consolidated income from continuing
operations before taxes	$ 43.9	$ 38.1

16.	LEGAL PROCEEDINGS

On February 9, 2006, Bio-Rad entered into a settlement agreement with Applera Corporation (Applera) and Roche Molecular Systems (Roche), which resolves a long-standing patent infringement lawsuit in the U.S. District Court of Connecticut.  Applera and Roche filed the lawsuit against MJ Research, Inc. and John and Michael Finney in June 1998.  Bio-Rad acquired MJ Research through the acquisition of 100% of the stock of its parent company, MJ GeneWorks, Incorporated.  The lawsuit alleged that MJ Research infringed certain patents relating to PCR and instruments for performing PCR and sought damages and injunctive relief.  In connection with the settlement of this lawsuit, Bio-Rad’s 1998 thermal cycler supplier license relating to Applera’s core thermal cycler patents and Roche’s PCR patents has been amended to include the MJ Research thermal cyclers that were subject to this litigation.

Bio-Rad and MJ Research were also defendants in another action in the U.S. District Court for the District of Connecticut.  Applera commenced the action against us on November 9, 2004.  The complaint alleged that Bio-Rad was infringing a U.S. patent which is a counterpart to the revoked European real-time PCR patent described below.  The complaint sought damages and injunctive relief.  On February 9, 2006, Bio-Rad entered into a settlement agreement (with an effective date of April 1, 2005) with Applera, which resolves this lawsuit as well as any issues surrounding back royalties.  In connection with the settlements, Bio-Rad entered into a royalty-bearing license agreement with Applera relating to Bio-Rad’s real-time instrument business in the United States and a term limited license in the rest of the world.

At the time of the MJ acquisition, Bio-Rad established a $50.0 million litigation accrual as part of the purchase accounting of the acquisition.  The actual total net settlement amount with respect to all of the above-referenced settlement agreements, including amounts related to previously accrued back royalties, was approximately $62 million.

Applera also filed four actions in the Regional Court of Düsseldorf, Germany during the period from August 2002 through September 2003 against MJ Research and others alleging infringement of four European patents relating to thermal cyclers.  Bio-Rad is also a defendant in one of the actions.  The suit seeks actual damages, costs and expenses and injunctive relief.  Three of the actions had a trial before the Düsseldorf court in April 2004.  One of these actions has since been dismissed, and two of these actions have been resolved in the settlement with Applera described above.  In May 2004, the Düsseldorf court issued an adverse ruling against MJ Research and us, which included an injunction against us and MJ Research from selling any real-time PCR instruments and reagents in Germany. In December 2004, the European Patent Office revoked the patent and the injunctions against MJ Research and Bio-Rad were lifted, allowing MJ Research and us to resume sales of real-time PCR thermal cyclers and reagents.  Applera appealed revocation of the patent, and the appeal hearing will be held in July 2006.

We are party to various claims, legal actions and complaints arising in the ordinary course of business. We do not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on our results of operations, financial position or liquidity. However, we cannot give any assurance regarding the ultimate outcome of these lawsuits and their resolution could be material to our operating results for any particular period, depending upon the level of income for the period.

Item 2.	Management’s Discussion and Analysis of Results of Operation and
Financial Condition.

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2005 and this report for the quarter ended March 31, 2006.

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

Overview

We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, industry, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results from experiments and tests, we estimate that approximately 70% of our revenues are recurring.  Approximately 36% of our first quarter 2006 consolidated net sales are from the United States and approximately 64% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling. As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations were detrimental to our consolidated sales expressed in US dollars in the current quarter ended March 31, 2006.  We benefited in the prior year from foreign currency fluctuations.

On a currency neutral basis, the diagnostic market is growing around 4% comprised of specialty areas experiencing significant growth offset by flat to declining growth in the routine testing market.  Pricing for routine diagnostic tests is impacted by declining government reimbursement schedules, particularly in the US, Japan, and Germany.

The overall average growth of the life science market is currently about 5% on a currency neutral basis.  Some spending on government sponsored research has slowed or is being deferred especially in the US and Japan.  Large capital instrumentation systems sales continue to lag behind the overall growth rate.  Reagent sales are rising faster than the average growth.  The market for BSE tests continues to be very dynamic as countries with established testing programs consolidate testing sites and new competitors enter the market, resulting in competitive pricing pressures and lower average selling prices per test.  Growth in BSE will come only from new testing markets.  Current BSE testing levels are largely dependant on government mandates to safeguard the respective country’s beef supply.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended March 31,		Year Ended December 31,
	2006	2005	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	43.1	44.4	45.3
Gross profit	56.9	55.6	54.7
Selling, general and administrative expense	32.5	33.3	35.2
Product research and development expense	9.1	9.0	9.7
Income from continuing operations	10.1	9.9	6.6
Discontinued operations	--	1.3	0.3

Net income	10.1%	11.2%	6.9%

Critical Accounting Policies

As previously disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2005, we have identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, valuation of inventories, allowance for doubtful accounts, warranty reserves and litigation reserves as the accounting policies critical to the operations of Bio-Rad.  For a full discussion of these policies, please refer to our Form 10-K for the period ended December 31, 2005.

Three Months Ended March 31, 2006 Compared to
Three Months Ended March 31, 2005

Corporate Results – Sales, Margins and Expenses

Net sales (sales) in the first quarter of 2006 rose 3.0% to $308.3 million from $299.2 million in the first quarter of 2005.  The negative impact to sales from a strengthening US dollar represented $15.6 million. For Bio-Rad in total, on a currency neutral basis, first quarter 2006 sales grew 8.3% compared to the first quarter of 2005.  The Clinical Diagnostics segment sales grew by 5.5% before adjustment to a currency neutral basis, while the Life Science segment sales grew 0.5%.  On a currency neutral basis, Clinical Diagnostics segment sales growth was 10.9%, while Life Science segment sales grew 5.6%.

Sales growth in the Clinical Diagnostics segment was the result of adding a new large European customer and increased unit sales for our blood virus, autoimmune and diabetes products.  Additionally, a recurring sale under a large supply agreement in Asia took place in the first quarter as compared to the second quarter in the prior year.  Life Science segment growth was impacted positively by pent up demand related to thermal cycling products caused by the suspension of manufacturing related to the ABI injunction and increased process chromatography orders.  Offsetting these positive impacts to sales were a decline in BSE due to lower average selling prices and lower overall BSE testing which is prescribed statutorily.

Consolidated gross margins were 56.9% for the first quarter of 2006 compared to 55.6% for the first quarter of 2005 and 54.7% for all of 2005.  Clinical Diagnostics segment gross margins increased by 3.0% when compared to the first quarter of 2005.  A number of factors have caused the improvement to margins in the current quarter.  The favorable impact of an increase in production lowered unit costs related to fixed manufacturing overhead for the quality control product line.  Lower requirements for warranty and service costs related to recently introduced blood virus equipment was another factor.  Improved operating results in emerging markets and increased overall volume in autoimmune, diabetes and blood virus testing also improved the Clinical Diagnostics segment margins.  We have also seen an increase in raw material costs for some products which may offset some of these gains in the future.  Some Clinical Diagnostics segment products, especially quality controls, are characterized by large and infrequent production cycles and long lead times.   Life Science segment margins declined overall by approximately 0.7% compared to the first quarter of 2005, from lower sales and average selling prices for the BSE test.  Life Science segment gross margins excluding the impact of the BSE product line increased by less than 1% over the prior period.  A factor aiding this increase is lower intangible amortization due to the impairment of intangible assets recorded in the fourth quarter of 2005.

Selling, general and administrative expenses (SG&A) represented 32.5% of sales for the first quarter 2006 compared to 33.3% of sales for the first quarter of 2005.  SG&A expense was positively impacted by currency fluctuations as a strengthening US dollar causes the translation of expense denominated in other currencies to be reduced.  On a currency neutral basis, these expenses for both the Clinical Diagnostics and Life Science segments grew at a rate less than sales growth.  Included in SG&A in the first quarter of 2006 is the impact of expensing stock based compensation.  Approximately 70% of the total cost of $1.1 million was recorded in SG&A.  The current quarter also reflects the decision by many local operations managers to delay some budgeted expenses to better evaluate general economic trends facing their specific local operations.

Product research and development expense increased 4.7% to $28.1 million in the first quarter 2006 compared to the first quarter of 2005.  Since we predominantly carry out research and development in the United States, currency fluctuations do not have as material an impact.  Areas of development for the Life Science segment are proteomics, process chromatography, and food safety.  Diagnostic development efforts are focused on expanded tests for its BioPlex 2200® System, and expanded software data management product offerings for its quality control product line, as well as enhancements to existing product offerings in diabetes monitoring and blood virus diagnostics.

Corporate Results – Other Items

Interest expense is similar to the prior year quarter.  Average indebtedness decreased slightly from $436 million in the first quarter of 2005 to $431 million at March 31, 2006.  Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

Other income and expense for the first quarter of 2006 consists principally of interest, dividends and realized gains and losses from cash and equivalents, short term investments and notes receivable.  All short-term investments have been designated as available-for-sale and are marked to market, with unrealized gains and losses reported as a component of comprehensive income.

Bio-Rad’s effective tax rate was 29% and 22% for the first quarter of 2006 and 2005, respectively.  The lower effective tax rate for the first quarter of 2005 was the result of several items unique to that period including a reduction of valuation allowances on certain foreign deferred tax assets, settlement of a lease abandonment dispute and settlement of a tax audit in Austria.  The effective tax rates for the first quarter of 2006 and 2005 both reflect tax benefits for nontaxable dividend income and export sales.  The 2006 effect of SFAS 123(R) is an increase to the rate of 1%.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Financial Condition

Historically, our principal capital requirement was for working capital to fund our internal growth.  Management assesses Bio-Rad’s liquidity in terms of our ability to generate cash to fund our operations and make acquisitions.  The relevant factors that effect liquidity are cash flows from operations, capital expenditures, acquisition opportunities, common stock repurchases, the adequacy of available bank lines of credit and the ability to raise long-term capital by borrowing in the debt markets with satisfactory terms and conditions.

As of March 31, 2006, we had available $265.6 million in cash and cash equivalents and $31.5 million under international lines of credit.  We also had $129.2 million of short-term investments.  Under the $150.0 million restated and amended Revolving Credit Facility we have $145.6 million available with $4.4 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and potential acquisitions.

Cash Flows from Operations

Net cash used in operations was $42.1 million for the three months ended March 31, 2006 and net cash provided by operations was $24.9 million for the three months ended March 31, 2005.  The decline in net cash provided by operations was mainly the result of payments totaling $44.2 million relating to the settlement of the ABI lawsuit.  This payment reduced an acquisition liability set up as part of the purchase of MJ in August 2004.  We also had slower collections of accounts receivable, additions to inventory and larger payments for royalties.  Slower receivable collections were the result of delayed billings in Northern Europe caused by the forced relocation of our facility in Hemel Hempstead, England, the site of an oil depot explosion in December 2005.  Collections in Asia were effected by both sales late in the quarter and a disagreement with a customer over back orders caused by the ABI litigation and injunction.  Both of these items should adjust in the subsequent quarter.  Inventory additions were generally in the Clinical Diagnostic segment for new product introductions, planned sales increases of our quality control products which are characterized by large batch sizes and long lead times, and the internalizing of some equipment manufacturing which had been previously outsourced.  Royalty payments were larger than ordinary due to the accumulation of several quarters of royalty accruals while the settlement with ABI announced in February 2006 was negotiated.  In subsequent quarters, royalty payments will be reduced and occur routinely.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolesence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies.

Cash Flows for Investing Activities

Net capital expenditures totaled $11.3 million for the three months ended March 31, 2006 compared to $9.8 million for the same period of 2005.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for compliance, and leasehold improvements. All periods include reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase reagents for use and investment in business systems and data communication upgrades and enhancement.  During the first quarter of 2006, we made tenant improvements and equipped our new European logistics center which is scheduled for move-in around June 2006.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  We are evaluating and negotiating acquisitions on a preliminary basis, but it is not certain that any of these transactions will advance beyond the preliminary stages or be completed.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time.  Through March 31, 2006, Bio-Rad has cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million.  Our credit agreements restrict our ability to repurchase our stock. There were no share repurchases made in the first quarter of 2006 or all of 2005.  The repurchase was designed to both satisfy our obligations under the employee stock purchase and stock option plans and to improve shareholder value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2006, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Note 16, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q.

Item 6.	Exhibits

(a) Exhibits

The following documents are filed as part of this report:

Exhibit No

10.13	Stock Purchase Agreement dated as of August 16, 2004 by and between Bio-Rad
Laboratories, Inc., MJ GeneWorks, Incorporated, Michael J. Finney and
John D. Finney.*#

10.14	Connecticut Settlement Agreement dated as of February 9, 2006 by and between
Bio-Rad Laboratories, Inc., MJ Research, Inc., Michael J. Finney, John D. Finney,
MJ Bioworks, Inc., MJ GeneWorks, Incorporated, Applera Corporation, and
Roche Molecular Systems, Inc.*†

10.15	Real-Time Settlement Agreement dated as of February 9, 2006 by and between
Bio-Rad Laboratories, Inc., MJ Research, Inc., and Applera Corporation, through its Applied Biosystems Group.*†

10.16	Amended and Restated Thermal Cycler Supplier Agreement dated as February 9,
2006 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and
Applera Corporation, through its Applied Biosystems Group.*†

10.17	Real-Time Instrument Patent License Agreement dated as of February 9, 2006, by and between Bio-Rad Laboratories, Inc., MJ Research, Inc., and
Applera Corporation, through its Applied Biosystems Group.*†

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to Regulation S-K Item 601(b)(2), the exhibits and schedules to this agreement have not been filed. We agree to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request.
#	We previously filed a redacted version of this agreement pursuant to a confidential treatment request. The version filed as part of this report is not redacted.
†	We have requested confidential treatment of certain portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	May 9, 2006	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	May 9, 2006	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer