Form 10-Q
period 2006-06-30
BIO RAD LABORATORIES INC
filed 2006-08-08
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		[ X ] Yes	[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 or the Exchange Act. (Check one):
Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
		[ ] Yes	[ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares Outstanding
Title of Class		at July 31, 2006
Class A Common Stock,
Par Value $0.0001 per share		21,467,917
Class B Common Stock,
Par Value $0.0001 per share		4,909,908

PART 1 – FINANCIAL INFORMATION Item 1. Financial Statements.
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$ 317,747	$ 291,302	$ 626,085	$ 590,473
Cost of goods sold	133,085	130,659	265,895	263,424
Gross profit	184,662	160,643	360,190	327,049
Selling, general and administrative expense	110,466	104,222	210,536	203,720
Product research and development expense	30,971	28,499	59,062	55,322
Interest expense	7,880	8,044	15,899	16,161
Foreign exchange (gains) losses	1,241	(922)	1,252	(1,199)
Other (income) expense, net	(7,753)	(4,689)	(12,295)	(10,527)
Income from continuing operations before taxes	41,857	25,489	85,736	63,572
Provision for income taxes	9,591	7,101	22,272	15,664
Income from continuing operations	32,266	18,388	63,464	47,908
Discontinued operations
Gain on divestiture, net of tax benefits
of zero in 2005	--	--	--	3,974
Net income	$ 32,266	$ 18,388	$ 63,464	$ 51,882

Basic earnings per share:
Continuing operations	$ 1.22	$ 0.71	$ 2.41	$ 1.85
Discontinued operations	--	--	--	0.15
Net income	$ 1.22	$ 0.71	$ 2.41	$ 2.00
Weighted average common shares	26,341	26,020	26,309	25,965

Diluted earnings per share:
Continuing operations	$ 1.20	$ 0.69	$ 2.36	$ 1.80
Discontinued operations	--	--	--	0.15
Net income	$ 1.20	$ 0.69	$ 2.36	$ 1.95
Weighted average common shares	26,900	26,610	26,865	26,583

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS:
Cash and cash equivalents	$ 245,646	$ 296,716
Restricted cash	--	36,138
Short-term investments	188,319	116,343
Accounts receivable, net	273,014	247,192
Inventories, net	244,339	212,342
Prepaid expenses, taxes and other current assets	106,855	99,480
Total current assets	1,058,173	1,008,211
Net property, plant and equipment	183,783	180,258
Goodwill	113,276	113,276
Purchased intangibles, net	26,238	28,449
Other assets	112,566	96,388
Total assets	$ 1,494,036	$ 1,426,582

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 69,302	$ 72,950
Accrued payroll and employee benefits	76,980	81,076
Notes payable and current maturities of long-term debt	4,478	3,341
Sales, income and other taxes payable	19,396	15,841
Litigation accrual	10,742	55,701
Accrued royalties	35,059	34,386
Other current liabilities	65,064	55,948
Total current liabilities	281,021	319,243
Long-term debt, net of current maturities	425,873	425,687
Deferred tax liabilities	7,180	2,281
Other long-term liabilities	23,848	21,397
Total liabilities	737,922	768,608

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares authorized; outstanding –
21,464,736 at June 30, 2006 and 21,316,556 at December 31, 2005	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares authorized; outstanding –
4,909,908 at June 30, 2006 and December 31, 2005	1	1
Additional paid-in capital	68,770	60,112
Retained earnings	634,271	570,807
Accumulated other comprehensive income:
Currency translation and other	53,070	27,052
Total stockholders’ equity	756,114	657,974
Total liabilities and stockholders’ equity	$ 1,494,036	$ 1,426,582

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$ 612,996	$ 583,459
Cash paid to suppliers and employees	(549,519)	(527,665)
Litigation settlement related to MJ acquisition	(44,960)	--
Interest paid	(15,403)	(15,459)
Income tax payments	(2,620)	(20,161)
Miscellaneous receipts	11,498	7,644
Excess tax benefits from stock-based compensation	(500)	--
Net cash provided by operating activities	11,492	27,818

Cash flows from investing activities:
Capital expenditures, net	(24,851)	(17,591)
Payments for acquisitions and investments	(5,589)	(2,674)
Receipt (payment) of restricted cash related to MJ acquisition litigation	36,138	(35,565)
Proceeds from divestitures	1,000	--
Payments on purchase of intangible assets	--	(1,000)
Purchases of marketable securities and investments	(127,763)	(796,590)
Sales of marketable securities and investments	51,823	870,905
Foreign currency economic hedges, net	(2,514)	5,509
Net cash provided by (used in) investing activities	(71,756)	22,994

Cash flows from financing activities:
Net borrowings under line-of-credit arrangements	798	1,138
Payments on long-term debt	(230)	(231)
Debt issuance and retirement costs	--	(331)
Proceeds from issuance of common stock	5,467	4,516
Excess tax benefits on stock compensation	500	--
Net cash provided by financing activities	6,535	5,092

Effect of exchange rate changes on cash	2,659	494
Net increase (decrease) in cash and cash equivalents	(51,070)	56,398
Cash and cash equivalents at beginning of period	296,716	195,734
Cash and cash equivalents at end of period	$ 245,646	$ 252,132

Reconciliation of net income to net cash provided by operating activities:
Net income	$ 63,464	$ 51,882
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	26,436	30,091
Stock based compensation	2,524	--
Excess tax benefits from stock based compensation	(500)	--
Increase in accounts receivable	(13,340)	(24)
Increase in inventories	(23,916)	(16,321)
(Increase) decrease in other current assets	992	(4,140)
Decrease in accounts payable and other current liabilities	(13,620)	(16,117)
Increase (decrease) in income taxes payable	3,135	(9,323)
Litigation settlement related to MJ acquisition	(44,960)	--
Other	11,277	(8,230)
Net cash provided by operating activities	$ 11,492	$ 27,818

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

Share-Based Compensation Accounting Policy

Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in accounting for our share-based compensation plans.  All employee stock options were granted at or above the grant date market price.  Accordingly, no compensation cost was recognized in the financial statements but was included as a pro forma disclosure in the consolidated financial statements.  We also recorded no compensation expense in connection with our Employee Stock Purchase Plan (ESPP) as the purchase price of the stock was not less than 85% of the lower of the fair market value of our common stock at the beginning of each offering period or at the end of each purchase period.

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

New Financial Accounting Standard

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertain tax positions, prescribes a recognition threshold and measurement attribute for recognition and provides guidance on classification, disclosure and other issues.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are in the process of evaluating the impact of the adoption of FIN 48 on the results of operations and financial condition.

2.	RESTRICTED CASH

Restricted cash of $36.1 million at December 31, 2005 represented deposits in a money market account that was used as collateral to protect a surety company in connection with its execution of a surety bond in the amount of $37.2 million to stay the enforcement of a judgment in a legal matter.  This matter has since been settled and the surety bond is no longer needed.  The cash is no longer restricted and has been returned to cash and cash equivalents.

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following (in millions):

	June 30, 2006	December 31, 2005
Available-for-sale securities:
Asset backed securities	$ 41.4	$ 36.6
Corporate obligations	84.1	31.4
U.S Agencies	30.5	25.5
Variable rate notes	10.2	8.7
Auction rate securities	--	3.9
Marketable equity securities	7.7	--
Certificates of deposit	5.0	--
Other	9.4	10.2
Total short-term investments	$ 188.3	$ 116.3

Management classifies investments in marketable securities at the time of purchase.  Marketable debt and equity securities classified as short-term investments have been designated as available-for-sale and are stated at fair value which approximates cost.  These investments are marked to market, with unrealized gains and losses reported as a component of comprehensive income.

4.	INVENTORIES

The principal components of inventories are as follows (in millions):

	June 30, 2006	December 31, 2005

Raw materials	$ 52.3	$ 48.3
Work in process	63.0	51.6
Finished goods	129.0	112.4
	$ 244.3	$ 212.3

5.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	June 30, 2006	December 31, 2005

Land and improvements	$ 9.6	$ 9.8
Buildings and leasehold improvements	120.3	120.0
Equipment	339.0	322.4
	468.9	452.2
Accumulated depreciation	(285.1)	(271.9)
Net property, plant and equipment	$ 183.8	$ 180.3

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.1 million for the six months ended June 30, 2006 and 2005.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	June 30, 2006
	Remaining
	Weighted
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
Developed Product Technology	4	$ 9.2	$ 2.4	$ 6.8
Licenses	13	14.0	1.8	12.2
Know How	3	9.4	4.7	4.7
Covenants Not to Compete	3	2.0	0.9	1.1
Patents	4	1.0	--	1.0
Customer Lists	3	0.6	0.3	0.3
Other	2	2.2	2.1	0.1
		$ 38.4	$ 12.2	$ 26.2

	December 31, 2005
	Remaining
	Weighted
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
Developed Product Technology	5	$ 9.2	$ 1.4	$ 7.8
Licenses	14	14.0	1.3	12.7
Know How	4	8.7	3.7	5.0
Covenants Not to Compete	3	2.0	0.7	1.3
Patents	4	1.0	--	1.0
Customer Lists	3	0.6	0.2	0.4
Other	1	2.2	2.0	0.2
		$ 37.7	$ 9.3	$ 28.4

Recorded purchased intangible asset amortization expense for the three months ended June 30, 2006 and 2005 was $1.3 million and $2.8 million, respectively.  Recorded intangible asset amortization expense for the six months ended June 30, 2006 and 2005 was $2.6 million and $5.6 million, respectively.  Estimated purchased intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is $5.2 million, $4.5 million, $3.0 million, $2.1 million and $1.4 million, respectively.

7.	DISCONTINUED OPERATIONS

On May 31, 2004, we sold a group of assets and transferred certain liabilities that comprised a substantial portion of our confocal microscopy product line to Carl Zeiss Jena GmbH.  Since the discontinued operations were sold in the second quarter of 2004, there were no sales or operating losses in the six months ended June 30, 2005.  However, during the first quarter of 2005, we reached an agreement to settle the $6.7 million estimated retained lease commitment that comprised the most significant portion of the original shut-down provision.  Consequently, we recognized a $4.0 million gain on the revised disposition of the confocal microscopy product line in March 2005

8.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities were as follows (in millions):

	2006	2005
January 1,	$ 12.0	$ 10.1
Provision for warranty	7.4	5.6
Actual warranty costs	(7.0)	(5.4)
June 30,	$ 12.4	$ 10.3

9.	LONG-TERM DEBT

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

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding options to purchase 559,000 and 590,000 shares of stock for the three months ended June 30, 2006 and 2005, respectively.  Options to purchase 485,000 and 603,000 shares of common stock were outstanding during the three month periods ended June 30, 2006 and 2005, respectively, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding options to purchase 556,000 and 618,000 shares of stock for the six months ended June 30, 2006 and 2005, respectively.  There were 343,000 and 540,000 anti-dilutive options for the six months ended June 30, 2006 and 2005, respectively.

11.	STOCK OPTION AND PURCHASE PLANS

Description of Share-Based Compensation Plans

Stock Option Plans

We maintain incentive and non-qualified stock option plans for officers and certain other employees.  The 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (the Plan) authorizes the grant to employees of incentive stock options and non-qualified stock options.  A total of 1,675,000 shares have been reserved for issuance and may be of either Class A or Class B Common Stock.  At June 30, 2006, 804,667 shares remain available to be granted.

Under the Amended 1994 Stock Option Plan, Bio-Rad may grant options to its employees for up to 3,550,000 shares of common stock provided that no option shall be granted after March 1, 2004.

Under both of these plans, Class A and Class B options are granted at prices not less than fair market value on the date of grant.  Generally, options granted have a term of 10 years and vest in increments of 20% per year over a five-year period on the yearly anniversary date of the grant.  For options granted before January 1, 2001, options vest in increments of 25% over a four-year period on the yearly anniversary date of the grant.

Employee Stock Purchase Plan (ESPP Plan)

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

Impact of Adoption of SFAS 123(R)

For the three months ended June 30, 2006, we recognized pre-tax share-based compensation expense of $1.4 million and after-tax share-based compensation expense of $1.2 million.  After-tax share-based compensation expense reduced our net income per share and diluted net income per share by $0.05 and $0.04, respectively, for the three months ended June 30, 2006.

For the six months ended June 30, 2006, we recognized pre-tax share-based compensation expense of $2.5 million and after-tax share-based compensation expense of $2.4 million.  After-tax share-based compensation expense reduced our net income per share and diluted net income per share by $0.09 for the six months ended June 30, 2006 and 2005.

Included in our share-based compensation expense is the cost related to prior year option grants that vest after January 1, 2006 and the cost related to our ESPP stock purchases.

Prior to the adoption of SFAS 123(R), we presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows.  SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The recognized tax benefit was $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2006.

For options granted before January 1, 2006, we amortized the fair value on an accelerated basis.  For options granted after January 1, 2006 we amortized the fair value on a straight-line basis.  All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

In accordance with SFAS 123(R), we recognize share-based compensation net of estimated forfeitures.  Prior to January 1, 2006, we recognized forfeitures and the corresponding reduction in pro forma expenses as they occurred.

Share-Based Compensation Expense

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123(R) in accounting for the compensation cost for our stock option and stock purchase plans in the three and six months ended June 30, 2005 (in millions, except per share data).

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$ 18.4	$ 51.9
Deduct: Total stock based employee compensation
expense determined under fair value methods for all
awards net of related tax effects	0.9	1.7
Pro forma net income	$ 17.5	$ 50.2

Earnings per share:
Basic -- as reported	$ 0.71	$ 2.00
Basic -- pro forma	$ 0.67	$ 1.93

Diluted -- as reported	$ 0.69	$ 1.95
Diluted -- pro forma	$ 0.66	$ 1.89

Determining Fair Value

Valuation Assumptions for Stock Options

We currently use the Black-Scholes option-pricing model to calculate the fair value of share-based awards.  This model incorporates various assumptions including volatility, expected life and interest rates.  The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	36%	--	36%	37%
Risk-free interest rate	4.62%	--	4.62%	3.45%
Expected life (in years)	7.4	--	7.4	4.7
Expected dividend	--	--	--	--
Weighted average fair
value of options granted	$ 29.85	--	$ 29.85	$ 20.76

Volatility was based on the historical volatilities of our common stock for a period equal to the stock option’s expected life.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  In 2005 the expected life was estimated using the historical exercise behavior of employees.  In 2006 we estimated the expected life using the simplified method described in the SEC’s Staff Accounting Bulletin No. 107.  We do not anticipate paying any cash dividends in the future and therefore use an expected dividend yield of zero.

Valuation Assumptions for ESPP

The fair value of the employee’s purchase rights for the three and six months ended June 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	30%	23%	33%	28%
Risk-free interest rate	4.63%	2.78%	4.36%	2.57%
Expected life (in years)	.25	.25	.25	.25
Expected dividend	--	--	--	--
Weighted average fair
value of options granted	$ 13.35	$ 9.65	$ 14.02	$ 10.82

The major assumptions are primarily based on historical data.  Volatility was based on the historical volatilities of our common stock for a period equal to the purchase right’s expected life.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  We do not anticipate paying any cash dividends in the future and therefore use an expected dividend yield of zero.

Summary of Stock Option Activity

The following table summarizes our stock option activity for the six months ended June 30, 2006:

			Weighted
		Weighted	Remaining	Aggregate
		Average	Average	Intrinsic Value
		Exercise	Contractual	as of
	Shares	Price	Term	June 30, 2006
Outstanding, beginning of period	1,589,206	$ 34.43
Granted	313,233	$ 62.68
Exercised	(88,334)	$ 27.40
Forfeited/Expired	(33,146)	$ 51.11
Outstanding, end of period	1,780,959	$ 39.43	6.45	$ 45,440,361

Exercisable, end of period	905,231	$ 25.52	4.74	$ 35,685,636

Intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was approximately $1 million and $3 million, respectively.

Cash received from stock options exercised during the three and six months ended June 30, 2006 was $1.0 million and $2.4 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2006, respectively.

We sold 40,173 shares for $2.1 million and 21,337 shares for $0.9 million under our ESPP for the three months ended June 30, 2006 and 2005, respectively.  We sold 59,846 shares for $3.0 million and 43,399 shares for $1.9 million under the plan to employees for the six months ended June 30, 2006 and 2005, respectively.  At June 30, 2006, 547,592 shares remain authorized under the Plan.

We currently issue new shares to satisfy stock option exercises and ESPP stock purchases but may use repurchased stock to fulfill our obligations.

As of June 30, 2006, there was approximately $12 million of total unrecognized compensation cost from stock options.  That cost is expected to be recognized over a weighted-average period of approximately two years.

12.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of our forward foreign exchange contracts used to manage our foreign exchange risk.

13.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Interest and investment income	$ (6.2)	$ (4.4)	$ (10.6)	$ (8.4)
Other	(1.6)	(0.3)	(1.7)	(2.1)
Total other (income) expense, net	$ (7.8)	$ (4.7)	$ (12.3)	$ (10.5)

14.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income were (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Net income, as reported	$ 32.3	$ 18.4	$ 63.5	$ 51.9
Currency translation adjustments	14.5	(16.0)	19.5	(25.2)
Net unrealized holding gain net of tax effect of
$1.2 and $0.1 million for the three months
ended June 30, 2006 and 2005 and $3.9 and
$0.9 million for the six months ended
June 30, 2006 and 2005, respectively	1.9	(0.1)	6.5	(0.1)
Total comprehensive income	$ 48.7	$ 2.3	$ 89.5	$ 26.6

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2006 and 2005 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations	Total

Segment net sales	2006	$ 134.4	$ 180.2	$ 3.1	$ 317.7
	2005	$ 133.1	$ 155.2	$ 3.0	$ 291.3

Segment profit (loss)	2006	$ 4.3	$ 31.3	$ --	$ 35.6
	2005	$ 2.6	$ 17.3	$ --	$ 19.9

Information regarding industry segments for the six months ended June 30, 2006 and 2005 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations	Total

Segment net sales	2006	$ 279.2	$ 340.5	$ 6.4	$ 626.1
	2005	$ 277.2	$ 307.2	$ 6.1	$ 590.5

Segment profit (loss)	2006	$ 18.4	$ 57.2	$ --	$ 75.6
	2005	$ 18.1	$ 34.3	$ (0.5)	$ 51.9

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Total segment profit	$ 35.6	$ 19.9	$ 75.6	$ 51.9
Foreign exchange gains (losses)	(1.2)	0.9	(1.3)	1.2
Net corporate operating, interest and
other income and expense not
allocated to segments	(0.3)	--	(0.9)	--
Other income (expense), net	7.8	4.7	12.3	10.5
Consolidated income from continuing
operations before taxes	$ 41.9	$ 25.5	$ 85.7	$ 63.6

16.	LEGAL PROCEEDINGS

In the second quarter of 2006, Bio-Rad reached a settlement agreement with bioMérieux resolving various licensing disputes between the two companies.  The licensing disputes were originally between bioMérieux and Pasteur Sanofi Diagnostics (PSD) and were part of Bio-Rad’s acquisition of PSD in 1999.  As a result of the settlement, Bio-Rad recorded $11.7 million of revenue.

Applera Corporation (Applera) filed an action in the Regional Court of Düsseldorf, Germany in June 2003 against MJ Research, Inc. (which Bio-Rad acquired in 2004) and others alleging infringement of a European patent relating to real-time PCR thermal cycler technology.  Bio-Rad is also a defendant in this action.  The suit seeks actual damages, costs and expenses and injunctive relief.  In May 2004, the Düsseldorf court issued an adverse ruling against MJ Research and us, which included an injunction against us and MJ Research from selling any real-time PCR instruments and reagents in Germany.  In December 2004, the European Patent Office revoked the patent for lack of novelty and the injunctions against MJ Research and Bio-Rad were lifted, allowing MJ Research and us to resume sales of real-time PCR thermal cyclers and reagents.  Applera appealed revocation of the patent, and in July 2006 the European Patent Office reversed its novelty rejection and reinstated the patent, subject to further review by the Opposition Division of the European Patent Office for other grounds for revocation.  The patent will be returned to the Opposition Division for review of these other issues.

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

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2005 and this report for the quarter and six months ended June 30, 2006.

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

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of research, healthcare, industrial, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results from experiments and tests, we estimate that approximately 70% of our revenues are recurring.  Approximately 35% of our second quarter 2006 consolidated net sales are from the United States and approximately 65% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling.  As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations were detrimental to our consolidated sales expressed in US dollars in the current quarter ended June 30, 2006.  We benefited in the prior year from foreign currency fluctuations.

On a currency neutral basis, the diagnostic market is growing around 4% comprised of specialty areas experiencing significant growth offset by flat to declining growth in the routine testing market.  Pricing for routine diagnostic tests is impacted by declining government reimbursement schedules, particularly in the United States, Japan, and Germany.

The overall average growth of the life science market is currently about 5% on a currency neutral basis.  Some spending on government sponsored research has slowed or is being deferred especially in the United States and Japan.  Large capital instrumentation systems sales continue to lag behind the overall growth rate.  Reagent sales are rising faster than the average growth.  The market for BSE tests continues to be very dynamic as countries with established testing programs consolidate testing sites and new competitors enter the market, resulting in competitive pricing pressures and lower average selling prices per test.  Growth in BSE will likely come only from new testing markets.  Current BSE testing levels are largely dependant on government mandates to safeguard the respective country’s beef supply.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2006	2005	2006	2005	2005
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	41.9	44.9	42.5	44.6	45.3
Gross profit	58.1	55.1	57.5	55.4	54.7
Selling, general and
administrative expense	34.8	35.8	33.6	34.5	35.2
Product research and
development expense	9.7	9.8	9.4	9.4	9.7
Income from
continuing operations	10.2	6.3	10.1	8.1	6.6
Discontinued operations	--	--	--	0.7	0.3
Net income	10.2%	6.3%	10.1%	8.8%	6.9%

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

Three Months Ended June 30, 2006 Compared to

Three Months Ended June 30, 2005

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the second quarter of 2006 rose 9.1% to $317.7 million from $291.3 million in the second quarter of 2005. The negative impact to sales from a strengthening US dollar represented $1.9 million.  For Bio-Rad in total, on a currency neutral basis, second quarter 2006 sales grew 9.7% compared to the second quarter of 2005.  The Clinical Diagnostics segment sales grew by 16.1% before adjustment to a currency neutral basis, while the Life Science segment sales grew 1.0%.  On a currency neutral basis, Clinical Diagnostics segment sales growth was 16.6%, while Life Science segment sales grew 1.8%.  Clinical Diagnostics segment sales growth benefited from an $11.7 million settlement with bioMérieux which included back royalties and licensing revenue.  Additionally, we benefited from increased sales in Eastern Europe of blood virus products, which represent large value but have a sporadic ordering pattern.  Demand for Clinical Diagnostics segment quality control products also increased.  Life Science segment sales benefited from growth in product lines focused on protein expression analysis and purification of protein-based pharmaceuticals.  This growth was offset by revenue declines in the BSE product line from declining average selling prices per test.

Consolidated gross margins were 58.1% for the second quarter of 2006 compared to 55.1% for the second quarter of 2005 and 54.7% for all of 2005.  Clinical Diagnostics segment gross margins improved by more than 4% when compared to the second quarter of 2005, largely due to the benefit of the bioMérieux settlement which had no current quarter related cost of revenue.  Quality control products also improved margins due to more efficient manufacturing and some selective product pricing increases.  Life Science segment gross margins for the period have improved by less than one percent.  There were no significant trends in cost or operating efficiency for the Life Science segment.  Reductions occurred in intangible amortization which were offset by an increase in service costs.

Selling, general and administrative expenses (SG&A) represented 34.8% of sales for the second quarter of 2006 compared to 35.8% of sales for the second quarter of 2005.  SG&A grew by 6.0% without adjustment for the decline caused by currency which is estimated to have had a less than one-half of one percent impact, lowering growth.  The increase in SG&A was largely attributable to the Clinical Diagnostics segment while the Life Science segment SG&A declined slightly.  Overall, we had increased compensation costs from share-based compensation and employee salary increases.  Other costs increased from one-time charges to settle a partnership dispute of $2.0 million and a negotiated settlement to reduce Life Science segment leased facilities of $1.6 million.  Legal fees declined from the prior period offsetting some of the previously mentioned growth.

Product research and development expense remained relatively flat at 9.7% of sales or $31.0 million in the second quarter 2006.  Both Life Science and Clinical Diagnostics segments increased expenditures at a rate similar to the consolidated growth rate of 9%.  Currency had little impact on R&D spending as approximately 70% of R&D spending is incurred in the United States.  Areas of interest for the Life Science segment are proteomics, process chromatography and food safety.  Clinical Diagnostics segment areas of interest include expanded tests for the Bio-Plex 2200 TM system, expanded software data management offerings for the quality control product line and enhancements to existing diabetes monitoring and blood virus diagnostics.

Corporate Results – Other Items

Interest expense is similar to the second quarter of 2005.  Average indebtedness decreased from $436 million in the second quarter of 2005 to $431 million in the second quarter of 2006.  The minor decrease reflects the paydown of foreign local lines of credit.  The vast majority of our debt, $425 million, is fixed rate borrowings of 7.5% ($225 million) and 6.125% ($200 million) due in 2013 and 2014, respectively.  We will not be subjected to increased borrowing costs despite a rising interest rate environment unless we add new debt.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The exchange loss recorded in the current quarter and exchange gain in the prior year are both largely a result of our decision not to hedge our Brazilian subsidiary’s net intercompany payables, denominated in US dollars and Euros.

Other income and expense (net) for the second quarter of 2006 increased compared to the second quarter of 2005 as investment income, especially interest, rose as returns on cash and short-term investments improved from that available in the prior period.  Also included in other income and expense are gains or losses associated with the sale of surplus manufacturing or other productive assets.

Our effective tax rate was 23% for the second quarter of 2006 and 28% for the second quarter of 2005.  The lower effective tax rate for the second quarter of 2006 was the result of several items unique to that period including a reduction of the valuation allowances on certain foreign deferred tax assets and the settlement of an IRS tax audit for 1995 and 1996.  The effective tax rates for the second quarters of both 2006 and 2005 reflect tax benefits for nontaxable dividend income and export sales.  The second quarter 2006 effect of SFAS 123(R) is an increase to the tax rate of 1%.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Six Months Ended June 30, 2006 Compared to

Six Months Ended June 30, 2005

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the first half of 2006 rose 6.0% to $626.1 million from $590.5 million in the first half of 2005.  The negative impact to sales from a strengthening US dollar represented $17.5 million. For Bio-Rad in total, on a currency neutral basis, sales grew 9.0% compared to the prior period.  Before adjustment to a currency neutral basis, the Clinical Diagnostics segment sales grew by 10.8% to $340.5 million and the Life Science segment sales grew 0.7% to $279.2 million.  On a currency neutral basis, Clinical Diagnostics segment sales increased 13.7% and Life Science segment sales grew 3.8%.  The Clinical Diagnostics segment sales growth is in part attributable to the $11.7 million in back royalties and license fees in our settlement with bioMérieux.  We have delivered several large orders in Asia and to emerging markets which occur infrequently when compared to the delivery patterns in developed markets.  Excluding these items, blood virus, diabetes and quality control products are experiencing growth at or just above diagnostic industry growth rates.  Life Science segment sales growth rates are net of the effect of declining BSE sales.  Excluding BSE sales, the remaining product lines had growth in the range of 7% (unadjusted for foreign currency) led by continued growth in gene expression products and instrumentation and process purification products.

Consolidated gross margins were 57.5% for the first half of 2006 compared to 55.4% for the first half of 2005 and 54.7% for all of 2005.  Clinical Diagnostic segment gross margins increased approximately 3.7% over the prior period.  The agreement with bioMérieux for back royalties and license fees had no cost of sales associated with it in the period presented.  Additionally, improvements in factory efficiency and some average selling prices improved gross margin for the quality control product line.  Life Science segment gross margins excluding the BSE product line increased from the prior year by approximately 1%.  Including the impact of lower average selling prices in the BSE product lines, gross margin in the Life Science segment remained relatively unchanged.

Selling, general and administrative expenses (SG&A) represented 33.6% of sales for the first half of 2006 compared to 34.5% of sales in the prior year period.  Our SG&A increased 3.3% in absolute dollars before adjustment for any change in currency translation.  The strengthening dollar lowered international spending such that on a currency neutral basis SG&A grew by 5.8%.  Most of the growth in SG&A in absolute dollars was concentrated in the Clinical Diagnostics segment with the Life Science segment growing insignificantly.  Overall, we had increased costs for share-based compensation, salary increases, agent commissions and a one-time settlement with a business partner.

Product research and development expense increased 6.8% to $59.1 million in the first half of 2006 compared to the same period in 2005.  In absolute dollar spending, the $3.7 million increase was equally attributable to both the Life Science and Clinical Diagnostics segments.  Areas of development for the Life Science segment are proteomics, multi-analyte detection and process chromatography.  Clinical Diagnostics segment development efforts are focused on expanded tests for the Bio-Plex 2200 testing platform, as well as enhancements to existing offerings in clinical microbiology, blood virus and quality control products.

Corporate Results  Other Items

Interest expense for the first half of 2006 declined by $0.3 million from the prior year to $15.9 million.  This decrease is the net effect of a small decrease in our average indebtedness from $436 million in the first half of 2005 to $431 million for the first half of 2006.  Our borrowing costs should remain relatively unchanged for the near term as $425 million of the outstanding amount represents fixed rate borrowings of 7.5% and 6.125%, due in 2013 and 2014, respectively.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The exchange loss in 2006 reflects the weakening of the Brazilian Real versus the US dollar and the Euro.  In late 2004, we stopped hedging the Real because of the expense, moving to an unhedged position for these intercompany receivables and payables.  The exchange gains reported in the 2005 period reflect the strengthening of the Brazilian Real versus the US dollar and the Euro.

Other income and expense for the first half of 2006 includes investment income, generally interest on our cash and cash equivalents, short-term investments, marketable securities and notes receivable.  We also include in this category any gains or losses associated with the sale of any surplus manufacturing equipment or other productive assets.

Bio-Rad’s effective tax rate was 26% for the first half of 2006 and 25% for the first half of 2005.  The effective tax rates for both six month periods are lower than the statutory rate due to reductions of the valuation allowances on certain foreign deferred tax assets and tax benefits for nontaxable dividend income and export sales.  The 2006 effective tax rate reflects a benefit for the settlement of an IRS tax audit for 1995 and 1996.  The 2006 six month period effect of SFAS 123(R) is an increase to the tax rate of 1%.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Financial Condition

Our principal capital requirement is for working capital to fund the growth of Bio-Rad.  Management assesses our liquidity in terms of our ability to generate cash to fund our operations and make acquisitions.  The relevant factors that effect liquidity are cash flows from operations, capital expenditures, acquisition opportunities, common stock repurchases, the adequacy of available bank lines of credit and the ability to raise long-term capital by borrowing in the debt markets with satisfactory terms and conditions.

As of June 30, 2006, we had available $245.6 million in cash and cash equivalents and $29.1 million under international lines of credit.  We also had $188.3 million of short-term investments.  Under the $150.0 million restated and amended Revolving Credit Facility we have $145.6 million available with $4.4 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies related to the deductible on the co-insurance provision of policies issued for us as the beneficiary.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and potential acquisitions.

Cash Flows from Operations

Net cash provided by operations was $11.5 million and $27.8 million for the six months ended June 30, 2006 and 2005, respectively.  The decline in net cash provided by operations was mainly the result of payments totaling $45.0 million relating to the settlement of the ABI lawsuit.  This payment reduced an acquisition liability set up as part of the purchase of MJ in August 2004.  Adjusting for this item, net cash provided by operations improved year over year as a result of higher receipts from increased sales and a much slower growth in total expenses.  Inventory additions were generally in the Clinical Diagnostic segment for new product introductions, planned sales increases of our quality control products which are characterized by large batch sizes and long lead times, and the internalizing of some equipment manufacturing which had been previously outsourced.  Also included in the current quarter is a significant tax refund that is atypical to most quarters and covers several periods.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies.

Cash Flows for Investing Activities

Net capital expenditures totaled $24.9 million for the six months ended June 30, 2006 compared to $17.6 million for the same period of 2005.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for compliance, and leasehold improvements. All periods include reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase our reagents for use.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  During the first half of 2006, we made tenant improvements and equipped our new European logistics center which was occupied in early June 2006.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  We are evaluating and negotiating acquisitions on a preliminary basis, but it is not certain that any of these transactions will advance beyond the preliminary stages or be completed.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time.  Through June 30, 2006, we have cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million.  Our credit agreements restrict our ability to repurchase our stock. There were no share repurchases made in the first half of 2006 or all of 2005.  The repurchase was designed to both satisfy our obligations under the employee stock purchase and stock option plans and to improve shareholder value.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2006, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Note 16, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q.

Item 4.

Submission of Matters to a Vote of Security Holders.

At Bio-Rad's annual meeting of stockholders on April 25, 2006, the following individuals were reelected to the Board of Directors:

	Class of
	Common Stock	Votes	Votes
	Elected From	For	Withheld

James J. Bennett	Class B	4,755,776	2,655
Albert J. Hillman	Class A	17,102,122	1,868,078
Ruediger Naumann-Etienne	Class B	4,755,816	2,615
Philip L. Padou	Class A	18,013,587	956,613
Alice N. Schwartz	Class B	4,755,776	2,655
David Schwartz	Class B	4,755,776	2,655
Norman Schwartz	Class B	4,755,816	2,615

The following proposals were approved at our annual meeting:

	Votes	Votes		Broker
	For	Against	Abstentions	Non-Vote
Ratification of Deloitte & Touche LLP
as Bio-Rad’s independent auditors	6,634,051	20,743	657	--

The foregoing matters are described in detail on pages 5, 6 and 18 of Bio-Rad’s definitive Proxy Statement dated March 31, 2006 filed with the Securities and Exchange Commission and incorporated herein by reference.

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

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	August 7, 2006	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	August 7, 2006	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer