Form 10-Q
period 2006-09-30
BIO RAD LABORATORIES INC
filed 2006-11-08
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		[ X ] Yes	[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 or the Exchange Act. (Check one):
Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
		[ ] Yes	[ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Shares Outstanding
Title of Class		at October 31, 2006
Class A Common Stock,
Par Value $0.0001 per share		21,567,886
Class B Common Stock,
Par Value $0.0001 per share		4,909,908

PART 1 – FINANCIAL INFORMATION Item 1. Financial Statements.
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$ 304,764	$ 283,225	$ 930,849	$ 873,698
Cost of goods sold	137,975	126,413	403,870	389,837
Gross profit	166,789	156,812	526,979	483,861
Selling, general and administrative expense	105,950	102,738	316,486	306,458
Product research and development expense	30,988	28,673	90,050	83,995
Interest expense	8,212	8,210	24,111	24,371
Foreign exchange (gains) losses	(293)	(97)	959	(1,296)
Other (income) expense, net	(10,514)	(3,506)	(22,809)	(14,033)
Income from continuing operations before taxes	32,446	20,794	118,182	84,366
Provision for income taxes	9,296	4,575	31,568	20,239
Income from continuing operations	23,150	16,219	86,614	64,127
Discontinued operations
Gain on divestiture, net of tax benefits
of zero in 2005	--	--	--	3,974
Net income	$ 23,150	$ 16,219	$ 86,614	$ 68,101

Basic earnings per share:
Continuing operations	$ 0.88	$ 0.62	$ 3.29	$ 2.47
Discontinued operations	--	--	--	0.15
Net income	$ 0.88	$ 0.62	$ 3.29	$ 2.62
Weighted average common shares	26,407	26,115	26,342	26,015

Diluted earnings per share:
Continuing operations	$ 0.86	$ 0.61	$ 3.22	$ 2.41
Discontinued operations	--	--	--	0.15
Net income	$ 0.86	$ 0.61	$ 3.22	$ 2.56
Weighted average common shares	26,971	26,695	26,900	26,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS:
Cash and cash equivalents	$ 238,418	$ 296,716
Restricted cash	--	36,138
Short-term investments	243,155	116,343
Accounts receivable, net	273,367	247,192
Inventories, net	246,207	212,342
Prepaid expenses, taxes and other current assets	91,566	99,480
Total current assets	1,092,713	1,008,211
Net property, plant and equipment	182,728	180,258
Goodwill	113,276	113,276
Purchased intangibles, net	24,926	28,449
Other assets	109,992	96,388
Total assets	$ 1,523,635	$ 1,426,582

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 64,513	$ 72,950
Accrued payroll and employee benefits	79,456	81,076
Notes payable and current maturities of long-term debt	3,768	3,341
Sales, income and other taxes payable	19,075	15,841
Litigation accrual	9,838	55,701
Accrued royalties	35,203	34,386
Other current liabilities	69,459	55,948
Total current liabilities	281,312	319,243
Long-term debt, net of current maturities	425,750	425,687
Deferred tax liabilities	7,577	2,281
Other long-term liabilities	24,256	21,397
Total liabilities	738,895	768,608

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares authorized; outstanding –
21,558,014 at September 30, 2006 and 21,316,556 at December 31, 2005	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares authorized; outstanding –
4,909,908 at September 30, 2006 and December 31, 2005	1	1
Additional paid-in capital	75,271	60,112
Retained earnings	657,421	570,807
Accumulated other comprehensive income:
Currency translation and other	52,045	27,052
Total stockholders’ equity	784,740	657,974
Total liabilities and stockholders’ equity	$ 1,523,635	$ 1,426,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Cash received from customers	$ 915,289	$ 865,235
Cash paid to suppliers and employees	(789,626)	(762,788)
Litigation settlement related to MJ acquisition	(45,963)	--
Interest paid	(24,528)	(24,489)
Income tax payments	(9,595)	(30,085)
Miscellaneous receipts	19,080	11,018
Excess tax benefits from stock-based compensation	(1,291)	--
Net cash provided by operating activities	63,366	58,891

Cash flows from investing activities:
Capital expenditures, net	(38,079)	(26,297)
Payments for acquisitions and investments	(11,397)	(3,646)
Receipt (payment) of restricted cash related to MJ acquisition litigation	36,138	(35,828)
Proceeds from divestitures	12,772	--
Payments on purchase of intangible assets	--	(5,000)
Purchases of marketable securities and investments	(226,526)	(850,547)
Sales of marketable securities and investments	94,726	901,601
Foreign currency economic hedges, net	(1,677)	5,422
Net cash used in investing activities	(134,043)	(14,295)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit arrangements	118	(1,812)
Payments on long-term debt	(358)	(273)
Debt issuance and retirement costs	--	(331)
Proceeds from issuance of common stock	8,511	6,919
Excess tax benefits on stock compensation	1,291	--
Net cash provided by financing activities	9,562	4,503

Effect of exchange rate changes on cash	2,817	(853)
Net increase (decrease) in cash and cash equivalents	(58,298)	48,246
Cash and cash equivalents at beginning of period	296,716	195,734
Cash and cash equivalents at end of period	$ 238,418	$ 243,980

Reconciliation of net income to net cash provided by operating activities:
Net income	$ 86,614	$ 68,101
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	40,300	44,581
Stock based compensation	3,928	--
Excess tax benefits from stock based compensation	(1,291)	--
Increase in accounts receivable	(14,947)	(2,314)
Increase in inventories	(25,646)	(28,221)
(Increase) decrease in other current assets	19,028	(5,350)
Increase (decrease) in accounts payable and other current liabilities	(10,176)	3,594
Increase (decrease) in income taxes payable	1,865	(5,383)
Litigation settlement related to MJ acquisition	(45,963)	--
Other	9,654	(16,117)
Net cash provided by operating activities	$ 63,366	$ 58,891
Non-cash Investing Activities:
Tender of Accent stock	$ (3,200)	$ --
Receipt of Nanometrics stock	$ 5,354	$ --

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

As of January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS)123(R), “Share-Based Payment” using the modified-prospective method.  Under this transition method we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  In accordance with the modified prospective transition method, our results for prior periods have not been restated.  See Note 12 for information on the impact of our adoption of SFAS 123(R).

New Financial Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements” to eliminate the diversity in practice that exists due to different definitions of fair value and the limited guidance for applying those definitions in GAAP.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the impact of the adoption of SFAS 157 on the results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting for uncertain tax positions, prescribes a recognition threshold and measurement attribute for recognition and provides guidance on classification, disclosure and other issues.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are in the process of evaluating the impact of the adoption of FIN 48 on the results of operations and financial condition.

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

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following (in millions):

	September 30, 2006	December 31, 2005
Available-for-sale securities:
Asset backed securities	$ 39.9	$ 36.6
Corporate obligations	131.7	31.4
U.S. Agencies	32.6	25.5
Variable rate notes	10.7	8.7
Auction rate securities	--	3.9
Marketable equity securities	7.9	--
Certificates of deposit	5.1	--
Mortgage backed securities	15.3	10.2
Total short-term investments	$ 243.2	$ 116.3

Management classifies investments in marketable securities at the time of purchase.  Marketable debt and equity securities classified as short-term investments have been designated as available-for-sale and are stated at fair value which approximates cost.  These investments are marked to market, with unrealized gains and losses reported as a component of comprehensive income.

4.	INVENTORIES

The principal components of inventories are as follows (in millions):

	September 30, 2006	December 31, 2005

Raw materials	$ 52.4	$ 48.3
Work in process	60.1	51.6
Finished goods	133.7	112.4
	$ 246.2	$ 212.3

5.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	September 30, 2006	December 31, 2005

Land and improvements	$ 9.5	$ 9.8
Buildings and leasehold improvements	120.8	120.0
Equipment	340.4	322.4
	470.7	452.2
Accumulated depreciation	(288.0)	(271.9)
Net property, plant and equipment	$ 182.7	$ 180.3

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.2 million and $3.3 million for the nine months ended September 30, 2006 and 2005, respectively.

6.	ACCENT/NANOMETRICS MERGER

During July 2006, Accent Semiconductor Technology Inc. (Accent), a private company, was acquired by Nanometrics Inc. (Nanometrics), a publicly held company.  In preparation for the merger, Accent repaid the $11.8 million note receivable and accrued interest owed to Bio-Rad as part of Accent’s 2000 purchase of the assets and certain liabilities of our former semiconductor and optoelectronic metrology business.  As part of the merger agreement, we tendered our ownership interest in Accent in exchange for approximately 600,000 shares of Nanometrics stock valued at $5.4 million on conversion.  We also received a $2.5 million facilitation fee for aiding in the merger.  These transactions resulted in a gain of $4.7 million included in Other (income) expense, net.  Our current ownership interest in Nanometrics is less than 5%, is marked to market and included in Other assets.  There are certain restrictions on selling our Nanometrics shares within the first year of ownership.

7.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	September 30, 2006
	Remaining
	Weighted
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
Developed Product Technology	4	$ 9.2	$ 2.9	$ 6.3
Licenses	13	14.0	2.0	12.0
Know How	3	9.4	5.1	4.3
Covenants Not to Compete	2	2.0	1.0	1.0
Patents	4	1.0	0.1	0.9
Customer Lists	2	0.6	0.3	0.3
Other	5	2.1	2.0	0.1
		$ 38.3	$ 13.4	$ 24.9

	December 31, 2005
	Remaining
	Weighted
	Average	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
Developed Product Technology	5	$ 9.2	$ 1.4	$ 7.8
Licenses	14	14.0	1.3	12.7
Know How	4	8.7	3.7	5.0
Covenants Not to Compete	3	2.0	0.7	1.3
Patents	4	1.0	--	1.0
Customer Lists	3	0.6	0.2	0.4
Other	1	2.2	2.0	0.2
		$ 37.7	$ 9.3	$ 28.4

Recorded purchased intangible asset amortization expense for the three months ended September 30, 2006 and 2005 was $1.2 and $2.7 million, respectively.  Recorded purchased intangible asset amortization expense for the nine months ended September 30, 2006 and 2005 was $3.8 million and $8.3 million, respectively.  Based on existing purchased intangible assets, estimated purchased intangible asset amortization expense for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is $5.2 million, $4.4 million, $3.2 million, $2.1 million and $1.4 million, respectively.

8.	DISCONTINUED OPERATIONS

On May 31, 2004, we sold a group of assets and transferred certain liabilities that comprised a substantial portion of our confocal microscopy product line to Carl Zeiss Jena GmbH.  Since the discontinued operations were sold in the third quarter of 2004, there were no sales or operating losses in the nine months ended September 30, 2005.  However, during the first quarter of 2005, we reached an agreement to settle the $6.7 million estimated retained lease commitment that comprised the most significant portion of the original shut-down provision.  Consequently, we recognized a $4.0 million gain on the revised disposition of the confocal microscopy product line in March 2005.

9.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities were as follows (in millions):

	2006	2005
January 1,	$ 12.0	$ 10.1
Provision for warranty	11.1	9.3
Actual warranty costs	(10.8)	(8.3)
September 30,	$ 12.3	$ 11.1

10.	LONG-TERM DEBT

In June 2005, Bio-Rad entered into a new Credit Agreement, which amended and restated the Credit Agreement dated September 9, 2003, as amended December 8, 2004.  Borrowings are permitted up to a maximum of $150.0 million on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  Under certain conditions, this Credit Agreement may be increased up to an additional $50 million.  It will mature on June 21, 2010.

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

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period.  Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that Bio-Rad has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.  Common stock equivalents are excluded from the diluted earnings per share calculation if the effect would be anti-dilutive.

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding options to purchase 564,000 and 580,000 shares of stock for the three months ended September 30, 2006 and 2005, respectively.  There were 326,000 and 308,000 anti-dilutive options for the three months ended September 30, 2006 and 2005, respectively.

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding options to purchase 558,000 and 605,000 shares of stock for the nine months ended September 30, 2006 and 2005, respectively.  There were 382,000 and 272,000 anti-dilutive options for the nine months ended September 30, 2006 and 2005, respectively.

12.	STOCK OPTION AND PURCHASE PLANS

Description of Share-Based Compensation Plans

Stock Option Plans

We have two stock option plans for officers and certain other employees: the Amended 1994 Stock Option Plan (the “1994 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).  Both plans authorize the grant to employees of incentive stock options and non-qualified stock options.  The maximum number of shares issuable over the term on the 2003 Plan is 1,675,000 shares and may be of either Class A or Class B Common Stock.  Of these shares, 809,630 remain available to be granted as of September 30, 2006.  We no longer make stock option grants under the 1994 Plan.

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

Employee Stock Purchase Plan (ESPP)

Bio-Rad has an employee stock purchase plan that provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of our Class A common stock.  The employees purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter.  Bio-Rad has authorized the sale of 2,390,000 shares of common stock under the ESPP.

Impact of Adoption of SFAS 123(R)

For the three months ended September 30, 2006, we recognized pre-tax share-based compensation expense of $1.4 million and after-tax share-based compensation expense of $1.2 million.  After-tax share-based compensation expense reduced our net income per share and diluted net income per share by $0.04 for the three months ended September 30, 2006.

For the nine months ended September 30, 2006, we recognized pre-tax share-based compensation expense of $3.9 million and after-tax share-based compensation expense of $3.5 million.  After-tax share-based compensation expense reduced our net income per share and diluted net income per share by $0.13 for the nine months ended September 30, 2006 and 2005.

Included in our share-based compensation expense is the cost related to prior year option grants that vest after January 1, 2006 and the cost related to our ESPP stock purchases.

Prior to the adoption of SFAS 123(R), we presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows.  SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The recognized tax benefit was $0.8 million and $1.3 million, respectively, for the three and nine months ended September 30, 2006.

For options granted before January 1, 2006, we amortized the fair value on an accelerated basis.  For options granted after January 1, 2006, we amortized the fair value on a straight-line basis.  All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

In accordance with SFAS 123(R), we recognize share-based compensation net of estimated forfeitures.  Prior to January 1, 2006, we recognized forfeitures and the corresponding reduction in pro forma expenses as they occurred.

Share-Based Compensation Expense

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 in accounting for the compensation cost for our stock option and stock purchase plans in the three and nine months ended September 30, 2005 (in millions, except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$ 16.2	$ 68.1
Deduct: Total stock based employee compensation
expense determined under fair value methods for all
awards net of related tax effects	0.8	2.5
Pro forma net income	$ 15.4	$ 65.6

Earnings per share:
Basic -- as reported	$ 0.62	$ 2.62
Basic -- pro forma	$ 0.59	$ 2.52

Diluted -- as reported	$ 0.61	$ 2.56
Diluted -- pro forma	$ 0.58	$ 2.46

Determining Fair Value

Valuation Assumptions for Stock Options

We currently use the Black-Scholes option-pricing model to calculate the fair value of share-based awards.  This model incorporates various assumptions including volatility, interest rate and expected life.  The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants.  No stock options were granted during the three month periods ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
	2006	2005
Expected volatility	36%	37%
Risk-free interest rate	4.62%	3.45%
Expected life (in years)	7.4	4.7
Expected dividend	--	--
Weighted average fair value
of options granted	$29.85	$20.76

Volatility was based on the historical volatilities of our common stock for a period equal to the stock option’s expected life.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  In 2005, the expected life was estimated using the historical exercise behavior of employees.  In 2006, we estimated the expected life using the simplified method described in the SEC’s Staff Accounting Bulletin No. 107.  We do not anticipate paying any cash dividends in the future and therefore use an expected dividend yield of zero.

Valuation Assumptions for ESPP

The fair value of the employee’s purchase rights for the three and nine months ended September 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected volatility	24%	27%	30%	27%
Risk-free interest rate	5.01%	3.16%	4.59%	2.76%
Expected life (in years)	.25	.25	.25	.25
Expected dividend	--	--	--	--
Weighted average fair value
of options granted	$13.24	$12.19	$13.75	$11.26

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

The following table summarizes our stock option activity for the nine months ended September 30, 2006:

			Weighted	Aggregate
		Weighted	Remaining	Intrinsic Value
		Average	Average	as of
		Exercise	Contractual	September 30, 2006
	Shares	Price	Term	(in millions)
Outstanding, beginning of period	1,589,206	$ 34.43
Granted	313,233	$ 62.68
Exercised	(159,967)	$ 26.45
Forfeited/Expired	(35,486)	$ 51.28
Outstanding, end of period	1,706,986	$ 40.01	6.26	$ 52.4

Exercisable, end of period	833,598	$ 25.54	4.46	$ 37.7

Intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $3.2 million and $6.6 million, respectively.

Cash received from stock options exercised during the three and nine months ended September 30, 2006 was $1.8 million and $4.2 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $1.0 million and $1.7 million for the three and nine months ended September 30, 2006, respectively.

We sold 21,645 shares for $1.2 million and 26,556 shares for $1.1 million under our ESPP for the three months ended September 30, 2006 and 2005, respectively.  We sold 81,491 shares for $4.3 million and 69,955 shares for $3.0 million under the ESPP to employees for the nine months ended September 30, 2006 and 2005, respectively.  At September 30, 2006, there are 525,947 remaining authorized shares under the ESPP.

We currently issue new shares to satisfy stock option exercises and ESPP stock purchases, but may use repurchased stock to fulfill our obligations.

As of September 30, 2006, there was $10.4 million of total unrecognized compensation cost from stock options.  That cost is expected to be recognized over a weighted-average period of approximately two years.

13.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of our forward foreign exchange contracts used to manage our foreign exchange risk.

14.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Interest and investment income	$ (5.5)	$ (4.0)	$ (16.1)	$ (12.4)
Gain on exchange of stock (Note 6)	(4.7)	--	(4.7)	--
Other	(.3)	0.5	(2.0)	(1.6)
Total other (income) expense, net	$ (10.5)	$ (3.5)	$ (22.8)	$ (14.0)

15.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income, as reported	$ 23.2	$ 16.2	$ 86.6	$ 68.1
Currency translation adjustments	(1.9)	(1.8)	17.6	(26.9)
Net unrealized holding gain net of tax effect of
$0.5 and $1.8 million for the three months
ended September 30, 2006 and 2005 and $4.4 and
$2.7 million for the nine months ended
September 30, 2006 and 2005, respectively	0.9	3.1	7.4	2.9
Total comprehensive income	$ 22.2	$ 17.5	$ 111.6	$ 44.1

16.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2006 and 2005 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2006	$ 137.4	$ 164.4	$ 3.0
	2005	$ 132.1	$ 148.3	$ 2.8

Segment profit (loss)	2006	$ 6.3	$ 15.9	$ (0.1)
	2005	$ 3.4	$ 15.0	$ (0.4)

Information regarding industry segments for the nine months ended September 30, 2006 and 2005 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2006	$ 416.6	$ 504.8	$ 9.4
	2005	$ 409.3	$ 455.5	$ 8.9

Segment profit (loss)	2006	$ 24.8	$ 73.1	$ (0.1)
	2005	$ 21.5	$ 49.4	$ (0.9)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Total segment profit	$ 22.1	$ 18.0	$ 97.8	$ 70.0
Foreign exchange gains (losses)	0.3	0.1	(1.0)	1.3
Net corporate operating, interest and
other income and expense not
allocated to segments	(0.5)	(0.8)	(1.4)	(0.9)
Other income (expense), net	10.5	3.5	22.8	14.0
Consolidated income from continuing
operations before taxes	$ 32.4	$ 20.8	$ 118.2	$ 84.4

17.	LEGAL PROCEEDINGS

In the second quarter of 2006, Bio-Rad reached a settlement agreement with bioMérieux resolving various licensing disputes between the two companies.  The licensing disputes were originally between bioMérieux and Pasteur Sanofi Diagnostics (PSD) and were part of Bio-Rad’s acquisition of PSD in 1999.  As a result of the settlement, Bio-Rad recorded $11.7 million of revenue in the second quarter of 2006.

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

On August 14, 2006, Bio-Rad announced in a press release that it had signed a definitive agreement to acquire Ciphergen Biosystems, Inc.’s ProteinChip Systems® business and worldwide technology rights to the Surface Enhanced Laser Desorption/Ionization (SELDI-TOF-MS) for approximately $20 million in cash.  The acquisition will include certain product lines, manufacturing capability, and intellectual property as well as access to Ciphergen’s life science customer base.  In addition, Bio-Rad will make a $3 million equity investment in Ciphergen.

In October 2006, Bio-Rad completed the acquisition of Blackhawk BioSystems, Inc. for approximately $17 million.  Blackhawk is a provider of quality control products used in infectious disease testing.  With the acquisition of the Blackhawk infectious disease controls, we will be able to offer a broader line of quality control products for the clinical laboratory.  This acquisition will be included in the Clinical Diagnostics segment.

Item 2.

Management’s Discussion and Analysis of Results of Operations

and Financial Condition.

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2005 and this report for the quarter and nine months ended September 30, 2006.

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

Overview.  We are a multinational manufacturer and worldwide distributor of life science research and clinical diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of research, healthcare, industrial, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results from experiments and tests, we estimate that approximately 70% of our revenues are recurring.  Approximately 36% of our third quarter 2006 consolidated net sales are from the United States and approximately 64% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling.  As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations benefited our consolidated sales expressed in US dollars in the current quarter ended September 30, 2006.  For the year-to-date period, currency fluctuations were detrimental to our consolidated sales.  We benefited throughout the prior year from foreign currency fluctuations.

On a currency neutral basis, the diagnostic market is growing around 4% comprised of specialty areas experiencing significant growth offset by flat to declining growth in the routine testing market.  Pricing for routine diagnostic tests is impacted by declining government reimbursement schedules, particularly in the United States, Japan, and Germany.

The overall average growth of the life science market is currently about 5% on a currency neutral basis.  Some spending on government sponsored research has slowed or is being deferred especially in the United States and Japan.  Large capital instrumentation systems sales continue to lag behind the overall growth rate.  Reagent sales are rising faster than the average growth.  The market for Bovine Spongiform Encephalopathy (BSE) tests continues to decline as countries with established testing programs consolidate testing sites and new competitors enter the market, resulting in competitive pricing pressures and lower average selling prices per test.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2006	2005	2006	2005	2005
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.3	44.6	43.4	44.6	45.3
Gross profit	54.7	55.4	56.6	55.4	54.7
Selling, general and
administrative expense	34.8	36.3	34.0	35.1	35.2
Product research and
development expense	10.2	10.1	9.7	9.6	9.7
Income from
continuing operations	7.6	5.7	9.3	7.3	6.6
Discontinued operations	--	--	--	0.5	0.3
Net income	7.6%	5.7%	9.3%	7.8%	6.9%

Critical Accounting Policies

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, we have identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, valuation of inventories, allowance for doubtful accounts, litigation reserves, and warranty reserves as the accounting policies critical to the operations of Bio-Rad.  For a full discussion of these policies, please refer to our Form 10-K for the year ended December 31, 2005.

Three Months Ended September 30, 2006 Compared to

Three Months Ended September 30, 2005

Corporate Results  Sales, Margins and Expenses

Net sales (sales) in the third quarter of 2006 rose 7.6% to $304.8 million from $283.2 million in the third quarter of 2005. The positive impact to sales from a weakening US dollar represented $7.1 million.  For Bio-Rad in total, on a currency neutral basis, third quarter 2006 sales grew 5.1% compared to the third quarter of 2005.  The Clinical Diagnostics segment sales grew by 10.8% before adjustment to a currency neutral basis, while the Life Science segment sales grew 4.0% before adjustment.  On a currency neutral basis, Clinical Diagnostics segment sales growth was 7.8%, while Life Science segment sales grew 2.0%.

Clinical Diagnostics segment growth was led by blood virus, quality control products and contract manufacturing.  Life Science segment sales increased for product lines focused on protein expression, analysis and purification.  Life Science segment revenue for the BSE product line continued to decline.  Geographically, sales into emerging markets showed substantial growth for both Clinical Diagnostics and Life Science segments.

Consolidated gross margins were 54.7% for the third quarter of 2006 compared to 55.4% for the third quarter of 2005 and 54.7% for all of 2005.  Clinical Diagnostics segment gross margins remained unchanged when compared to the prior year.  Similar to prior periods, Life Science segment margins were negatively impacted by declining average selling prices for the BSE product line.  Additionally, costs increased for obsolete inventory, royalties and other manufacturing costs.

Selling, general and administrative expenses (SG&A) represented 34.8% of sales for the third quarter of 2006 compared to 36.3% of sales for the third quarter of 2005.  SG&A grew by 3.1% without adjustment for the increase caused by currency, which is estimated to have had a 1.5% impact on the total growth rate.  The Clinical Diagnostics segment SG&A expense in absolute dollars grew at the rate of sales growth.  Life Science segment SG&A expense declined on lower personnel costs as the segment reduced headcount from a year ago.  Additionally, legal costs for the Life Science segment declined as the prior year’s quarter had significant activity related to the ABI settlement. Overall, we had increased costs from share-based compensation and employee salary increases.

Product research and development expense remained relatively flat at 10.2% of sales or $31.0 million in the third quarter of 2006.  Both Clinical Diagnostics and Life Science segments increased expenditures in absolute dollars over the prior period.  Areas of interest for the Clinical Diagnostics segment include expanded tests for the Bio-Plex 2200 TM system, expanded software date management for the quality control product line and improvements to existing diabetes monitoring.  Life Science segment spending increases were concentrated into gene expression products.  Currency had little impact on R&D, as spending is concentrated in the United States.

Corporate Results – Other Items

Interest expense is similar to the third quarter of 2005.  Average indebtedness decreased from approximately $436 million in the third quarter of 2005 to approximately $431 million in the third quarter of 2006.  The minor decrease reflects the paydown of foreign local lines of credit.  Our borrowing costs should remain relatively unchanged for the near term as $425 million of the outstanding amount represents fixed rate borrowings of 7.5% and 6.125%, due in 2013 and 2014, respectively.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of forward foreign exchange contracts used to manage our foreign exchange risk.  The exchange gain recorded in the current quarter is a result of unhedged positions related to currencies for Brazil, Russia and other eastern European countries which are either relatively small or costly to hedge.

Other income and expense, net, for the third quarter of 2006 increased compared to the third quarter of 2005 as investment income, especially interest, rose as returns on cash and short-term investments improved from that available in the prior period.  Included in the current quarter is a gain of $4.7 million associated with the tender of our ownership in Accent Semiconductor Technology Inc. (Accent), a privately held company.  In conjunction with the merger of Accent and Nanometrics Inc., a publicly held company, Bio-Rad’s stock in Accent was exchanged for approximately 600,000 shares of Nanometrics stock valued at $5.4 million on conversion.  We also received a $2.5 million facilitation fee for aiding in the merger which is included in the gain of $4.7 million.  Bio-Rad has less than a 5% interest in Nanometrics and has designated the investment available for sale and marked the investment to market.  Also included in other income and expense are gains or losses associated with the sale of surplus manufacturing or other productive assets.

Our effective tax rate was 29% for the third quarter of 2006 and 22% for the third quarter of 2005.  The higher effective tax rate for the third quarter of 2006 was the result of several items unique to the third quarter of 2005 including a reduction of the valuation allowances on certain foreign deferred tax assets.  The effective tax rates for the third quarters of both 2006 and 2005 reflect tax benefits for nontaxable dividend income, export sales and adjustments necessary to reflect actual tax liabilities.  The effect of SFAS 123(R) in the third quarter of 2006 is an increase to the tax rate of approximately 1%.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Nine Months Ended September 30, 2006 Compared to

Nine Months Ended September 30, 2005

Corporate Results  Sales, Margins and Expenses

Net sales (sales) in the nine months ended 2006 rose 6.5% to $930.8 million from $873.7 million in the nine months ended 2005.  The negative impact to sales from a strengthening US dollar represented $10.4 million.  For Bio-Rad in total, on a currency neutral basis, sales grew 7.7% compared to the prior period.  Before adjustment to a currency neutral basis, the Clinical Diagnostics segment sales grew by 10.8% to $504.8 million and the Life Science segment sales grew 1.8% to $416.6 million.  On a currency neutral basis, Clinical Diagnostics segment sales increased 11.8% and Life Science segment sales grew 3.2%.  The Clinical Diagnostics segment sales growth is in part attributable to the $11.7 million in back royalties and license fees in our settlement with bioMérieux.  The Clinical Diagnostics segment delivered several large orders in Asia and to emerging markets which occur infrequently when compared to the delivery patterns in more developed markets like the United States and European Union.  Blood virus and quality control products are experiencing growth at or just above diagnostic industry growth rates.  Life Science segment sales growth rates are net of the effect of declining BSE sales.  Excluding BSE sales, the remaining product lines had growth in the range of 7% (unadjusted for foreign currency) led by continued growth in gene expression products and instrumentation and process purification products.

Consolidated gross margins were 56.6% for the nine months ended 2006 compared to 55.4% for the nine months ended 2005 and 54.7% for all of 2005.  Clinical Diagnostic segment gross margins increased approximately 2.4% over the prior period.  The agreement with bioMérieux for back royalties and license fees had no cost of sales associated with it in the period presented.  Additionally, improvements in factory efficiency and limited price increases improved gross margin for the quality control product line.  Life Science segment gross margins excluding the BSE product line increased from the prior year by approximately 0.3%.  Including the impact of lower average selling prices in the BSE product lines, gross margin in the Life Science segment declined by approximately 0.6%.

Selling, general and administrative expenses (SG&A) represented 34.0% of sales for the nine months ended 2006 compared to 35.1% of sales in the prior year period.  Our SG&A increased 3.3% in absolute dollars before adjustment for any change in currency translation.  The strengthening dollar lowered international spending such that on a currency neutral basis SG&A grew by 4.4%.  Overall, we had increased costs for share-based compensation, salary increases, agent commissions and a one-time settlement with a business partner. Most of the growth in SG&A in absolute dollars was concentrated in the Clinical Diagnostics segment with a decline in the Life Science segment occurring primarily in the third quarter.

Product research and development expense increased 7.2% to $90.1 million in the nine months ended 2006 compared to the same period in 2005.  In absolute dollar spending, the $6.1 million increase was equally attributable to both segments.  Areas of development for the Life Science segment are proteomics, multi-analyte detection and process chromatography.  Clinical Diagnostics segment development efforts are focused on expanded tests for the Bio-Plex 2200 testing platform, as well as enhancements to existing offerings in clinical microbiology, blood virus and quality control products.

Corporate Results  Other Items

Interest expense for the nine months ended 2006 declined by $0.3 million from the prior year to $24.1 million.  This decrease is the net effect of a small decrease in our average indebtedness from approximately $436 million in the nine months ended 2005 to approximately $431 million for the nine months ended 2006.  Our borrowing costs should remain relatively unchanged for the near term as $425 million of the outstanding amount represents fixed rate borrowings of 7.5% and 6.125%, due in 2013 and 2014, respectively.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The exchange loss in 2006 reflects losses on unhedged positions, differences in timing and estimating intercompany shipments, and payments and other transaction costs.  In late 2004, we stopped hedging the Brazilian Real because of the expense, moving to an unhedged position for these intercompany receivables and payables.  The exchange gains reported in the 2005 period reflect the strengthening of the Brazilian Real versus the US dollar and the Euro.  For 2006 year-to-date the Brazilian Real has had only a minor impact on total exchange gains and losses.

Other income and expense, net, for the nine months ended 2006 includes investment income, mainly interest on our cash and cash equivalents, short-term investments, marketable securities and notes receivable.  Interest and investment income rose approximately $2.0 million as market returns improved.  The Accent stock tender and facilitation fee added $4.7 million.  We also include in this category any gains or losses associated with the sale of any surplus manufacturing equipment or other productive assets.

Bio-Rad’s effective tax rate was 27% for the nine months ended 2006 and 24% on continuing operations for the nine months ended 2005.  The effective tax rates for both nine-month periods are lower than the statutory rate due to reductions of the valuation allowances on certain foreign deferred tax assets and tax benefits for nontaxable dividend income and export sales.  The 2006 effective tax rate reflects a benefit for the settlement of an IRS tax audit for 1995 and 1996.  The effect of SFAS 123(R) for the nine month period is an increase to the tax rate of approximately 1%.

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

As of September 30, 2006, we had available $238.4 million in cash and cash equivalents and $29.2 million available under international lines of credit.  We also had $243.2 million of short-term investments.  Under the $150.0 million restated and amended Revolving Credit Facility we have $145.6 million available with $4.4 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies related to the deductible on the co-insurance provision of policies issued for us as the beneficiary.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and potential acquisitions.

Cash Flows from Operations

Net cash provided by operations was $63.4 million and $58.9 million for the nine months ended September 30, 2006 and 2005, respectively.  The increase in net cash provided by operations resulted from improved profitability and increases in investment income.  Included in year-to-date cash flows from operations are $46.0 million in payments relating to the settlement with ABI.  These payments reduced an acquisition liability set up as part of the purchase of MJ Research in August 2004.  Inventory additions were generally in the Clinical Diagnostic segment for new product introductions, planned sales increases of our quality control products which are characterized by large batch sizes and long lead times, and the internalizing of some equipment manufacturing which had been previously outsourced.  The increase in accounts receivable reflect sales growth with extended terms to Eastern Europe and Asia, which typically require payment terms in excess of our average mix.  Also included in the year-to-date cash flows from operations is a significant tax refund that is atypical to most quarters and covers several periods.

We regularly review the allowance for uncollectible accounts receivable and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies.

Cash Flows for Investing Activities

Net capital expenditures totaled $38.1 million for the nine months ended September 30, 2006 compared to $26.3 million for the same period of 2005.  Net capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for compliance, and leasehold improvements. All periods include reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase our reagents for use.  Also included in net capital expenditures are investments in business systems and data communication upgrades and enhancements.  During the nine months ended 2006, we made tenant improvements and equipped our new European logistics center which was occupied in June 2006.

During the fourth quarter, we acquired Blackhawk Biosystems, Inc., a provider of quality control products, for approximately $17 million.  We expect to close an asset purchase of the ProteinChip Systems® business of Ciphergen Inc. and worldwide technology rights to the Surface Enhanced Laser Desorption/Ionization (SELDI-TOF-MS) for up to $20 million in the fourth quarter.  We continue to review other possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of companies for possible acquisitions.  We are evaluating and negotiating acquisitions on a preliminary basis, but it is not certain that any of these transactions will advance beyond the preliminary stages or be completed.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time.  Through September 30, 2006, we have cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million.  Our credit agreements restrict our ability to repurchase our stock. There were no share repurchases made in the nine months ended 2006 or all of 2005.  The repurchase was designed to both satisfy our obligations under the employee stock purchase and stock option plans and to improve shareholder value.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2006, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	November 8, 2006	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	November 8, 2006	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer