Form 10-K
period 2006-12-31
BIO RAD LABORATORIES INC
filed 2007-03-01
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware	94-1381833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive, Hercules, California	94547
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(510) 724-7000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock Par Value $0.0001 per share	American Stock Exchange

Class B Common Stock Par Value $0.0001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		[ X ] Yes	[ ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		[ ] Yes	[ X ] No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		[ X ] Yes	[ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		[ ] Yes	[ X ] No

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the
Registrant’s Class A Common Stock held by non-affiliates was approximately $1,155,928,919 and the aggregate market value of the registrant’s
Class B Common Stock held by non-affiliates was approximately $33,232,753.

As of February 15, 2007, there were 21,621,342 shares of Class A Common Stock and 4,992,970 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference

	Document	Form 10-K Parts
(1)	Annual Report to Stockholders for the fiscal year
	ended December 31, 2006 (specified portions)	I, II, IV

(2)	Definitive Proxy Statement to be mailed to stockholders
in connection with the registrant's 2007 Annual Meeting
	of Stockholders (specified portions)	III

P A R T I

ITEM 1.	BUSINESS

General

Founded in 1952 and incorporated in 1957, Bio-Rad Laboratories, Inc. (referred to in this report as “Bio-Rad,” “we,” “us,” and “our”) was initially engaged in the development and production of specialty chemicals used in biochemical, pharmaceutical and other life science research applications.  In 1967, Bio-Rad entered the field of clinical diagnostics with the development of its first test kit based on separation techniques and materials developed for life science research.  Bio-Rad expanded into the field of analytical and measuring instrument systems through internal research and development efforts and acquisitions in the late 1970's and 1980's.  In 1999, Bio-Rad acquired the stock of Pasteur Sanofi Diagnostics and the rights to certain ancillary assets.  This strengthened our position in the HIV and infectious disease diagnostic product market.  In 2000 and 2004, Bio-Rad divested its semiconductor, optoelectronic metrology and confocal microscopy product lines.

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

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Each operates in both the United States and international markets.  For a description of business and financial information on industry and geographic segments, see Note 15 on pages 28 through 31 of Exhibit 13.1, which is incorporated herein by reference.

Life Science Segment

Life science is the study of the characteristics, behavior, and structure of living organisms and their component systems.  Life science researchers use a variety of products and systems-- including reagents, instruments, software and apparatus-- to advance the study of life processes, drug discovery, biotechnology and food pathogen testing, primarily within a laboratory setting.

We focus on selected segments of the life science market which we estimate to be approximately $4 billion.  The primary technological applications that we supply to these segments consist of electrophoresis, image analysis, molecular detection, chromatography, gene transfer, sample preparation and amplification. The primary end-users in our sectors of the market are universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers and food testing laboratories.

Clinical Diagnostics Segment

The clinical diagnostics market encompasses a broad array of technologies incorporated into a variety of tests used to detect, identify and quantify substances in blood or other body fluids and tissues.  The test results are used as aids for medical diagnosis, detection, evaluation, monitoring and treatment of diseases and other medical conditions in humans.  The bulk of tests are performed in vitro (“outside the body”), while the remainder consist of in vivo (“in the body”) tests.  The most common type of in vitro tests are routine chemistry tests that measure important health parameters, such as glucose, cholesterol or sodium, as part of routine blood checks.  Other diagnostic tests are more specialized and require more sophisticated equipment and materials than do routine tests.  These specialized tests are typically lower-volume and higher-priced than routine tests.  We estimate the global clinical diagnostics market in which we participate to be approximately $10 billion.

The primary end-users of clinical diagnostics are hospital laboratories, reference laboratories, physician office laboratories, government agencies and other diagnostics manufacturers.

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

Our customer base is broad and diversified.  In 2006, no single customer accounted for more than 2% of our total net sales.  Our sales are affected by certain external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding would have a detrimental effect on the results of this segment.

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

Because of the breadth of its product lines, the Life Science segment does not face the same competitors for all of its products.  Competitors in this market include GE Biosciences, Invitrogen, Qiagen, and Applied BioSystems (Applera).  We compete primarily based on meeting performance specifications.

Competitors in the Clinical Diagnostics segment range in size from small private companies to large multinational corporations.  We compete mainly in specific market niches and do not attempt to pursue the most competitive general diagnostics markets.  We compete based on our technological ability to provide customers with very specific tests and believe we are usually a significant competitor within our market niche.  Competitors include Abbott Laboratories, bioMérieux, OCD, Roche Diagnostics, Tosoh, Inova, diaSorin and Thermo Fisher Scientific.

Product Research and Development

We conduct extensive product research and development activities in all areas of our business, employing approximately 750 people worldwide in these activities.  Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development and testing of new products and applications, we consult with scientific and medical professionals at universities, hospitals and medical schools, and in industry.  Excluding in-process research and development, we spent approximately $123.4 million, $115.1 million and $108.3 million on research and development activities during the years ended December 31, 2006, 2005 and 2004 respectively.

Regulatory Matters

The manufacturing, marketing and labeling of certain of our products (primarily diagnostic products) are subject to regulation in the United States by the Center for Devices and Radiological Health of the United States Food and Drug Administration (FDA) and in other jurisdictions by state and foreign government authorities.  FDA regulations require that some new products have pre-marketing approval by the FDA and require certain products to be manufactured in accordance with “good manufacturing practices,” to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations.

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

Employees

At January 31, 2007, Bio-Rad had approximately 5,400 full-time employees.  Fewer than 8% of Bio-Rad's approximately 2,800 U. S. employees are covered by a collective bargaining agreement which will expire on November 7, 2009.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  Bio-Rad considers its employee relations in general to be good.

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

Bio-Rad’s website address is www.bio-rad.com.  We make available, free of charge through our website, our Form 10-K's, 10-Q's and 8-K's, and any amendments to these forms, as soon as reasonably practicable after filing with the SEC.

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

A significant portion of our sales are made outside of the United States.  Our foreign subsidiaries generated 65% of our net sales in the year ended December 31, 2006.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  Although we enter into forward foreign exchange contracts to hedge against future movements in foreign exchange rates that affect our intercompany receivables and payables denominated in foreign currencies, we cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

We are dependent on government funding and the capital spending policies of our customers, and the effect of potential healthcare reform on government funding and our customers’ ability to purchase our products is uncertain.

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies.  The capital spending policies of these institutions and companies have a significant effect on the demand for our products.  Such policies are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities among various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods.  If government funding to our customers were to decrease, or if our customers were to decrease or reallocate their budgets in a manner adverse to us, our business, financial condition or results of operations could be materially adversely affected.

Healthcare reform and the growth of managed care organizations have been and continue to be significant factors in the clinical diagnostics market.  The trend towards managed care, together with efforts to reform the healthcare delivery system in the United States and Europe, has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce costs.  Consolidation among healthcare providers has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage.  These competitive forces place constraints on the levels of overall pricing, and thus could have a material adverse effect on our profit margins for products we sell in clinical diagnostics markets.  To the extent that the healthcare industry seeks to address the need to contain costs by limiting the number of clinical tests being performed, our results of operations could be materially and adversely affected.  If these changes in the healthcare markets in the United States and Europe continue, we could be forced to alter our approach in selling, marketing, distributing and servicing our products.

We derive a portion of our profits from our tests for “mad cow” disease.

A portion of our revenues and profits derive from the sale of our tests for Bovine Spongiform Encephalopathy (BSE or “mad cow” disease).  We believe that there are multiple other competitors that offer BSE tests approved by regulatory authorities in Europe and Japan.  Further, government subsidies have supported purchases by our customers of BSE tests.  If governments in our key markets cease or substantially reduce the subsidies provided, we may have to lower prices for, or reduce sales of, our BSE tests.  Finally, if the threat to the world food supply from BSE was materially reduced, either through eradication of BSE or otherwise, sales of BSE tests would materially decline.  If any of these events were to occur, it could have a material negative impact on our financial condition or results of operations.

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

Our information technology (IT) systems are an integral part of our business, and a serious disruption of our IT systems could have a material adverse effect on our business and results of operations.  We depend on our IT systems to process orders, manage inventory and collect accounts receivable.  Our IT systems also allow us to efficiently purchase products from our suppliers and ship products to our customers on a timely basis, maintain cost-effective operations and provide customer service.  While we have contingency plans in place in case of an emergency, we cannot assure you that the plans will allow us to operate at our current level of efficiency.

Our ability to implement our business plan in a rapidly evolving market requires effective planning, reporting and analytical processes.  We expect that we will need to continue to improve and further integrate our IT systems, reporting systems and operating procedures by training and educating our employees with respect to these improvements and integrations on an ongoing basis in order to effectively run our business.  If we fail to successfully manage and integrate our IT, reporting systems and operating procedures, it could adversely affect our business or operating results.

Risks relating to intellectual property rights may negatively impact our business.

We rely on a combination of copyright, trade secret, patent and trademark laws and third-party nondisclosure agreements to protect our intellectual property rights and products.  However, we cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable, or that meaningful protection or adequate remedies will be available to us.  For instance, it may be possible for unauthorized third parties to copy our intellectual property, to reverse engineer or obtain and use information that we regard as proprietary, or to develop equivalent technologies independently.  Additionally, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us.  If we are unable to license or otherwise access protected technology used in our products, or if we lose our rights under any existing licenses, we could be prohibited from manufacturing and marketing such products.  We may find it necessary to enforce our patents or other intellectual property rights or to defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial costs to us and divert our resources.  We also could incur substantial costs to redesign our products, to defend any legal action taken against us or to pay damages to an infringed party.  The foregoing matters could adversely impact our business.

We are subject to substantial government regulation.

Some of our products (primarily diagnostic products), production processes and marketing are subject to federal, state, local and foreign regulation, including the FDA and its foreign counterparts.  We are also subject to government regulation of the use and handling of a number of materials and controlled substances.  Failure to comply with present or future regulations could result in substantial liability to us, suspension or cessation of our operations, restrictions on our ability to expand at our present locations or require us to make significant capital expenditures or incur other significant expenses.

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

As of February 15, 2007 the Schwartz family collectively held approximately 17% of our Class A Common Stock and 89% of our Class B Common Stock.  As a result, the Schwartz family is able to elect a majority of the directors, effect fundamental changes in our direction and control matters affecting us, including the allocation of business opportunities that may be suitable for our company.  In addition, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

The Schwartz family may exercise its control over us according to interests that are different from other investors’ or debtors’ interests.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations.  While management continues to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures over internal control of financial reporting will be effective in accomplishing all control objectives all of the time.  Deficiencies, particularly a material weakness in internal control over financial reporting, which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

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

As of December 31, 2006 we and our subsidiaries have approximately $426.1 million of outstanding indebtedness.  In addition, the indenture governing the notes permits us to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenant contained in the indenture.

The following chart shows certain important credit statistics and is presented as of December 31, 2006.

At December 31, 2006
(in millions)
Total debt	$426.1
Stockholders’ equity	$819.5
Debt to equity ratio	0.5

The incurrence of substantial amounts of debt may have important consequences to you.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt; and
•	limit our ability to obtain additional financing required to fund working capital and
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

The indenture governing our notes and the terms of other debt instruments, including without limitation our credit facilities and other agreements we may enter in the future, contain or will contain covenants imposing significant restrictions on our business.  These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  These covenants place restrictions on our ability to, among other things:

•	incur additional debt;
•	acquire other businesses or assets through merger or purchase;
•	create liens;
•	make investments;
•	enter into transactions with affiliates;
•	sell assets;
•	in the case of some of our subsidiaries, guarantee debt;
•	declare or pay dividends, redeem stock or make other distributions to shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own our Corporate headquarters located in Hercules, California.  The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Richmond, California	Owned/Leased
	Hercules, California	Owned/Leased
	Riom, France	Owned/Leased

Clinical
Diagnostics	Hercules, California	Owned/Leased
	Irvine, California	Leased
	Greater Seattle, Washington	Owned/Leased
	Plano, Texas	Leased
	Lille, France	Owned
	Mitry Mori, France	Leased
	Paris, France	Leased
	Nazareth-Eke, Belgium	Leased

Most manufacturing and research facilities also house administration, sales and distribution activities.  In addition, we lease office and warehouse facilities in a variety of locations around the world.  The facilities are used principally for sales, service, distribution and administration for both segments.

ITEM 3.	LEGAL PROCEEDINGS

Note 14, “Legal Proceedings,” appearing on page 28 of Exhibit 13.1 is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Bio-Rad's security holders during the fourth quarter of the fiscal year covered by this report.

P A R T II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Concerning Common Stock

Bio-Rad's Class A and Class B Common Stock are listed on the American Stock Exchange with the symbols BIO and BIO.B, respectively.  The following sets forth, for the periods indicated, the high and low closing prices for our Class A and Class B Common Stock.

	Class A		Class B
	High	Low	High	Low

2006
Fourth Quarter	84.01	68.91	83.57	70.51
Third Quarter	73.73	63.65	73.00	64.84
Second Quarter	71.30	62.15	71.32	62.00
First Quarter	68.18	57.25	68.36	58.60

2005
Fourth Quarter	66.90	53.60	65.00	53.25
Third Quarter	62.52	51.02	61.75	52.00
Second Quarter	59.60	47.20	59.10	48.00
First Quarter	58.88	47.06	58.15	47.00

On February 15, 2007, we had 381 holders of record of Class A Common Stock and 183 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 for the security ownership of certain beneficial owners and management.

ITEM 6.	SELECTED FINANCIAL DATA

The table headed “Summary of Operations and Selected Financial Data” appearing on page 1 of Exhibit 13.1 is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The section headed “Management's Discussion and Analysis of Results of Operations and Financial Condition” appearing on pages 33 through 44 of Exhibit 13.1 is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The section headed “Financial Risk Management” appearing on pages 43 and 44 of Exhibit 13.1 is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Report of Independent Registered Public Accounting Firm appearing on pages 1 through 32 of Exhibit 13.1 are incorporated herein by reference.

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

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of Bio-Rad’s internal control over financial reporting as of December 31, 2006.  Management has concluded our internal control over financial reporting was effective as of December 31, 2006.  Bio-Rad’s independent auditor, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of Bio-Rad’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Bio-Rad Laboratories, Inc.

Hercules, California

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bio-Rad Laboratories, Inc. and subsidiaries (the “Company"), maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our reports dated February 28, 2007 expressed unqualified opinions on those financial statements and financial statement schedule and included an explanatory paragraph concerning the adoption of a new accounting standard in 2006.

/s/ Deloitte & Touche LLP
San Francisco, California
February 28, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement mailed to stockholders in connection with its 2007 annual meeting of stockholders (the “2007 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Bio-Rad’s Board of Directors has determined that Mr. Ruediger Naumann-Etienne is an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K.  Mr. Naumann-Etienne is also an “independent” director, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 121A of the American Stock Exchange Company Guide.

We have adopted a code of business ethics and conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and all other employees.  We will provide a copy of the code of ethics to any person, without charge, upon request, by writing to us at “Bio-Rad Laboratories, Inc., Investor Relations, 1000 Alfred Nobel Drive, Hercules, CA  94547.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2007 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”  In addition, the information from a portion of the 2007 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2007 Proxy Statement under “Principal and Management Stockholders.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,555,846	$41.29	1,331,910	(2)

Equity compensation plans not approved by stockholders	--	--	--

Total	1,555,846	$41.29	1,331,910

(1) Consists of the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan, the 2003 Stock Option Plan and the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

(2) Consists of 824,360 shares available under the 2003 Stock Option Plan and 507,550 shares available for issuance under the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2007 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2007 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

P A R T IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Index to Financial Statements

	The following Consolidated Financial Statements are included in Exhibit 13.1 and
	are incorporated herein by reference pursuant to Item 8:
		Page in
		Exhibit 13.1

	Consolidated Balance Sheets at December 31, 2006 and 2005	2-3

	Consolidated Statements of Income for each of the three years
	in the period ended December 31, 2006	4

	Consolidated Statements of Cash Flows for each of the
	three years in the period ended December 31, 2006	5

	Consolidated Statements of Changes in Stockholders' Equity
	for each of the three years in the period ended December 31, 2006	6

	Notes to Consolidated Financial Statements	7-31

	Report of Independent Registered Public Accounting Firm	32

2.	Index to Financial Statement Schedule

		Page in
		Form 10-K

	Schedule II Valuation and Qualifying Accounts	20
	Report of Independent Registered Public Accounting Firm	21

All other financial statement schedules are omitted because they are not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 23 through 26 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

Reserve for doubtful accounts receivable

	Balance at	Additions
	Beginning	Charged to Costs			Balance at
	of Year	and Expenses	Deductions	Other (A)	End of Year
2006	$ 13,301	$ 1,931	$ (537)	$ 570	$ 15,265
2005	$ 13,406	$ 1,669	$ (1,774)	--	$ 13,301
2004	$ 12,978	$ 2,029	$ (621)	$ (980)	$ 13,406

(A)  2006 is due to an acquisition and 2004 is due to the sale of our confocal microscopy product line.

Valuation allowance for current and long-term deferred tax assets

	Balance at		Deductions
	Beginning		Charged to Costs		Balance at
	of Year	Additions	and Expenses	Other (B)	End of Year
2006	$ 17,737	$ 6,102	$ (1,770)	$ 4,425	$ 26,494
2005	$ 18,023	$ 4,590	$ (4,876)	--	$ 17,737
2004	$ 21,446	$ 1,058	$ (4,481)	--	$ 18,023

(B)  Due to an acquisition

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bio-Rad Laboratories, Inc.

Hercules, California

We have audited the consolidated financial statements of Bio-Rad Laboratories, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007; (which report on the financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting standard in 2006) such consolidated financial statements and reports are included in your 2006 Annual Report to Stockholders and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a) 2.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte Touche LLP
San Francisco, California
February 28, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Sanford S. Wadler
Sanford S. Wadler
Secretary

Date:	February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Norman Schwartz	President and Director	February 28, 2007
(Norman Schwartz)

Principal Financial Officer
/s/ Christine A. Tsingos___	Vice President,
(Christine A. Tsingos)	Chief Financial Officer	February 28, 2007

Principal Accounting Officer
/s/ James R. Stark________	Corporate Controller	February 28, 2007
(James R. Stark)

Other Directors:
/s/ James J. Bennett______	Director	February 28, 2007
(James J. Bennett)

/s/ Albert J. Hillman______	Director	February 28, 2007
(Albert J. Hillman)

/s/ Ruediger Naumann-Etienne	Director	February 28, 2007
(Ruediger Naumann-Etienne)

/s/ Alice N. Schwartz______	Director	February 28, 2007
(Alice N. Schwartz)

/s/ David Schwartz________	Director	February 28, 2007
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
James J. Bennett. (15)

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
December 31, 2006 (to be deemed filed only to the extent required by the
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

(4)	Incorporated by reference from the Exhibits to Bio-Rad’s Form S-4 dated
September 19, 2003.

(5)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 8-K filing dated
December 14, 2004.

(6)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 8-K filing, dated
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
Form 10-Q filing, dated November 12, 1998.

(13)	Incorporated by reference from the Exhibits to Bio-Rad’s September 30, 1997,
Form 10-Q filing, dated November 13, 1997.

(14)	Incorporated by reference from the Exhibits to Bio-Rad’s March 31, 2003,
Form 10-Q filing, dated May 13, 2003.

(15)	Incorporated by reference from the Exhibits to Bio-Rad’s December 31, 1996
Form 10-K filing, dated March 27, 1997.

(16)	Incorporated by reference from the Exhibits to Bio-Rad’s September 30, 2004
Form 10-Q filing, dated November 9, 2004.