Form 10-Q
period 2007-03-31
BIO RAD LABORATORIES INC
filed 2007-05-04
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission file number		1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware			94-1381833
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive, Hercules, California			94547
(Address of principal executive offices)			(Zip Code)
(510) 724-7000
Registrant's telephone number, including area code
No Change
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
			X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).
				Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Class			Shares Outstanding at April 30, 2007

Class A Common Stock,
Par Value $0.0001 per share			21,656,526

Class B Common Stock,
Par Value $0.0001 per share			4,992,970

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Bio-Rad Laboratories, Inc.
Condensed Consolidated Statements of Income
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$ 322,508	$ 308,338
Cost of good sold	143,127	132,810
Gross profit	179,381	175,528
Selling, general and administrative expense	107,750	100,070
Product research and development expense	32,781	28,091
Interest expense	7,869	8,019
Foreign exchange (gains) losses	(272)	11
Other (income) expense, net	(6,186)	(4,542)
Income before taxes	37,439	43,879
Provision for income taxes	(10,442)	(12,681)
Net income	$ 26,997	$ 31,198

Basic earnings per share:
Net income	$ 1.02	$ 1.19
Weighted average common shares	26,580	26,277

Diluted earnings per share:
Net income	$ 0.99	$ 1.16
Weighted average common shares	27,156	26,829

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS:
Cash and cash equivalents	$ 230,314	$ 223,607
Short-term investments	241,418	264,473
Accounts receivable, net	290,116	292,970
Inventories, net	259,965	253,045
Prepaid expenses, taxes and other current assets	107,879	95,682
Total current assets	1,129,692	1,129,777
Net property, plant and equipment	188,763	189,627
Goodwill	119,492	119,492
Purchased intangibles, net	44,220	44,605
Other assets	124,876	112,667
Total assets	$ 1,607,043	$ 1,596,168

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 61,946	$ 83,411
Accrued payroll and employee benefits	70,590	92,101
Notes payable and current maturities of long-term debt	4,609	3,042
Sales, income and other taxes payable	22,240	19,949
Litigation accrual	7,767	8,810
Accrued royalties	36,781	31,826
Other current liabilities	68,158	80,394
Total current liabilities	272,091	319,533
Long-term debt, net of current maturities	425,504	425,625
Deferred tax liabilities	12,207	7,512
Other long-term liabilities	36,577	23,960
Total liabilities	$ 746,379	$ 776,630

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized;
none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares
authorized; outstanding – 21,652,967 at March 31, 2007 and
21,594,311 at December 31, 2006	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares
authorized; outstanding – 4,992,970 at March 31, 2007 and
4,909,908 at December 31, 2006	1	1
Additional paid-in capital	85,627	78,230
Retained earnings	696,070	674,070
Accumulated other comprehensive income:
Currency translation and other	78,964	67,235
Total stockholders’ equity	860,664	819,538
Total liabilities and stockholders’ equity	$ 1,607,043	$ 1,596,168

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$ 327,214	$ 299,764
Cash paid to suppliers and employees	(324,067)	(283,973)
Litigation settlement	(1,033)	(44,167)
Interest paid	(8,540)	(8,938)
Income tax payments	(12,424)	(9,562)
Miscellaneous receipts	7,987	5,133
Excess tax benefits from share-based compensation	(1,778)	(328)
Net cash used in operating activities	(12,641)	(42,071)

Cash flows from investing activities:
Capital expenditures, net	(10,636)	(11,318)
Payments for acquisitions and long-term investments	(860)	(586)
Payments on purchase of intangible assets	(675)	--
Purchases of marketable securities and investments	(71,930)	(38,522)
Sales of marketable securities and investments	95,662	22,890
Foreign currency economic hedges, net	297	(725)
Receipt of restricted cash	--	36,498
Net cash provided by investing activities	11,858	8,237

Cash flows from financing activities:
Net borrowings under line-of-credit arrangements	1,463	162
Payments on long-term debt	(123)	(117)
Proceeds from issuance of common stock	4,147	2,323
Excess tax benefits from share-based compensation	1,778	328
Net cash provided by financing activities	7,265	2,696

Effect of exchange rate changes on cash	225	9
Net increase (decrease) in cash and cash equivalents	6,707	(31,129)
Cash and cash equivalents at beginning of period	223,607	296,716
Cash and cash equivalents at end of period	$ 230,314	$ 265,587

Reconciliation of net income to net cash used in operating activities:
Net income	$ 26,997	$ 31,198
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,375	12,971
Share-based compensation	1,266	1,143
Excess tax benefits from share-based compensation	(1,778)	(328)
(Increase) decrease in accounts receivable	5,134	(8,650)
Increase in inventories	(5,486)	(10,780)
Increase in other current assets	(8,981)	(8,418)
Decrease in accounts payable and other current liabilities	(40,684)	(30,956)
Increase (decrease) in income taxes payable	(1,562)	4,991
Decrease in litigation accrual	(1,033)	(44,167)
Other	(889)	10,925
Net cash used in operating activities	$ (12,641)	$ (42,071)

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

In this report, “Bio-Rad,” “we,” “us,” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report for the year ended December 31, 2006.

2.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following (in millions):

	March 31, 2007	December 31, 2006
Available-for-sale securities:
Corporate obligations	$ 108.9	$ 143.7
Asset backed securities	52.7	43.5
U.S Agencies	29.6	32.5
Mortgage backed securities	18.8	15.4
Marketable equity securities	15.8	14.4
Variable rate notes	10.6	10.0
Certificates of deposit	5.0	5.0
Total short-term investments	$ 241.4	$ 264.5

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

3.	INVENTORIES

The principal components of inventories are as follows (in millions):

	March 31, 2007	December 31, 2006
Raw materials	$ 48.2	$ 59.3
Work in process	58.5	57.7
Finished goods	153.3	136.0
	$ 260.0	$ 253.0

4.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	March 31,	December 31,
	2007	2006

Land and improvements	$ 9.6	$ 9.6
Buildings and leasehold improvements	122.3	122.0
Equipment	369.3	357.6
	501.2	489.2
Accumulated depreciation	(312.4)	(299.6)
Net property, plant and equipment	$ 188.8	$ 189.6

Net capital expenditures include proceeds from the sale of property, plant and equipment that are negligible for the three months ended March 31, 2007 and $0.1 million for the three months ended March 31, 2006.

5.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Other than goodwill, we have no intangible assets with an indefinite life.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	March 31, 2007
	Average
	Remaining	Carrying	Accumulated
	Life	Amount	Amortization	Net
Developed Product Technology	1-14	$ 27.9	$ 4.5	$ 23.4
Licenses	5-12	15.4	2.4	13.0
Know How	1-3	9.9	6.1	3.8
Covenants Not to Compete	1-4	2.4	1.3	1.1
Patents	3	1.0	0.2	0.8
Customer Lists	1-14	1.4	0.5	0.9
Other	4-14	1.3	0.1	1.2
		$ 59.3	$ 15.1	$ 44.2

	December 31, 2006
	Average
	Remaining	Carrying	Accumulated
	Life	Amount	Amortization	Net
Developed Product Technology	2-15	$ 27.9	$ 3.6	$ 24.3
Licenses	13	14.0	2.2	11.8
Know How	1-4	9.8	5.7	4.1
Covenants Not to Compete	2-5	2.4	1.1	1.3
Patents	4	1.0	0.1	0.9
Customer Lists	2-15	1.4	0.4	1.0
Other	5-15	1.3	0.1	1.2
		$ 57.8	$ 13.2	$ 44.6

Recorded purchased intangible asset amortization expense for the three months ended March 31, 2007 and 2006 was $1.8 million and $1.3 million, respectively. Estimated purchased intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is $6.6 million, $5.1 million, $3.9 million, $3.2 million and $2.4 million, respectively.

6.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities were as follows (in millions):

	2007	2006
January 1,	$ 12.9	$ 12.0
Provision for warranty	3.9	3.2
Actual warranty costs	(4.2)	(3.3)
March 31,	$ 12.6	$ 11.9

7.	LONG-TERM DEBT

In June 2005, Bio-Rad entered into a new Credit Agreement, which amends and restates the Credit Agreement dated September 9, 2003, as amended December 8, 2004.  Borrowings are permitted up to a maximum of $150.0 million on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  Under certain conditions, this Credit Agreement may be increased up to an additional $50 million.  Borrowings under the credit agreement are payable on June 21, 2010.  We had no outstanding balance as of March 31, 2007.

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

8.	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of adoption, we recognized a charge of approximately $5 million to the January 1, 2007 retained earnings balance.  As of the adoption date, we had gross tax effected unrecognized tax benefits of $13.3 million of which $12.8 million, if recognized, would affect the effective tax rate.  Also as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $1.9 million.  We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.

The following table summarizes the open tax years that are subject to examination by tax authorities as of March 31, 2007:

U.S.	1997 - 2006
Canada	2002 - 2006
U.K.	2001 - 2006
France	2003 - 2006
Germany	2004 - 2006
Japan	2002 - 2006
Italy	1999 - 2006

It is reasonably possible that within the next twelve months approximately $2.5 million of previously unrecognized tax benefits will be recorded.  These benefits are related to uncertainty regarding the sustainability of certain deductions for tax years that remain subject to examination by the relevant tax authorities.

9.	EARNINGS PER SHARE

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

Weighted average shares used for diluted earnings per share include the dilutive effect of outstanding options to purchase 576,000 and 552,000 shares of stock for the three months ended March 31, 2007 and 2006, respectively.  Options to purchase 294,000 and 270,000 shares of common stock were outstanding during the three month periods ended March 31, 2007 and March 31, 2006, but were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

10.	SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with SFAS 123(R), Share-Based Payment, which was adopted January 1, 2006 utilizing the modified prospective transition method.

Description of Share-Based Compensation Plans

Stock Option Plans

We have two stock option plans for officers and certain other employees: the Amended 1994 Stock Option Plan (the “1994 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).  Both plans authorize the grant to employees of incentive stock options and non-qualified stock options.  The maximum number of shares issuable under the 2003 Plan is 1,675,000 shares and may be of either Class A or Class B Common Stock.  Of these shares, 825,510 remain available to be granted as of March 31, 2007.  We no longer make stock option grants under the 1994 Plan.

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

Share-Based Compensation Expense

Included in our share-based compensation expense is the cost related to option grants that vest after January 1, 2006 and the cost related to our ESPP stock purchases.

For the three months ended March 31, 2007 and 2006 we recognized pre-tax share-based compensation expense of $1.3 million and $1.1 million, respectively.  The tax benefit recognized in the income statement for the three months ended March 31, 2007 and 2006 related to share-based compensation was $0.3 million and $0.2 million, respectively.  We did not capitalize any share-based compensation expense.  In accordance with SFAS 123(R), we recognize share-based compensation net of estimated forfeitures.

For options granted before January 1, 2006, we amortized the fair value on an accelerated basis.  For options granted after January 1, 2006, we amortized the fair value on a straight-line basis.  All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock Options

No stock options were granted during the first quarter of 2007 or 2006.

The following table summarizes our stock option activity during the first quarter 2007:

	Three Months Ended March 31, 2007
			Weighted	Aggregate
		Weighted	Remaining	Intrinsic Value
		Average	Average	as of
		Exercise	Contractual	March 31, 2007
	Shares	Price	Term	(in millions)
Outstanding, beginning of year	1,667,769	$ 40.06
Granted	--	--
Exercised	(119,365)	$ 23.63
Forfeited/Expired	(3,160)	$ 51.13
Outstanding, end of period	1,545,244	$ 41.31	6.10	$ 44.1

Exercisable, end of period	913,035	$ 30.15	4.84	$ 36.2

Intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was approximately $7 million and $2 million, respectively.

Cash received from stock options exercised during the three months ended March 31, 2007 and 2006 was $2.8 million and $1.4 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $2.0 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was approximately $9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of approximately 3 years.

Employee Stock Purchase Plan

The fair value of the employees’ purchase rights was estimated using a Black-Scholes model with the following assumptions:

	Three Months
	Ended March 31,
	2007	2006
Expected volatility	28%	36%
Risk-free interest rate	5.06%	4.11%
Expected life (in years)	.25	.25
Expected dividend	--	--
Weighted average fair value
of purchase rights	$ 17.19	$ 14.66

The major assumptions are primarily based on historical data.  Volatility was based on the historical volatilities of our common stock for a period equal to the expected life of the purchase rights.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  We do not anticipate paying any cash dividends in the future and therefore use an expected dividend yield of zero.

We sold 22,353 shares for $1.3 million and 19,673 shares for $0.9 million under our employee stock purchase plan for the three months ended March 31, 2007 and 2006, respectively.  At March 31, 2007, 485,197 shares remain authorized under the Plan.

We currently issue new shares to satisfy stock option exercises and ESPP stock purchases.

11.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

12.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months
	Ended March 31,
	2007	2006
Interest and investment income	$ (5.4)	$ (4.4)
Other	(0.8)	(0.1)
Total other (income) expense, net	$ (6.2)	$ (4.5)

13.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income were as follows (in millions):

	March 31,
	2007	2006
Net income, as reported	$ 27.0	$ 31.2
Currency translation adjustments	3.3	5.0
Net unrealized holding gains on available-for-sale
investments net of tax effect of $4.9 million in
2007 and $2.7 million in 2006	8.4	4.6
Total comprehensive income	$ 38.7	$ 40.8

14.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2007 and 2006 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2007	$ 141.6	$ 177.6	$ 3.3
	2006	$ 144.8	$ 160.3	$ 3.2

Segment profit	2007	$ 5.5	$ 25.7	$ 0.2
	2006	$ 14.1	$ 25.9	$ --

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

	Three Months Ended
	March 31,
	2007	2006

Total segment profit	$ 31.4	$ 40.0
Foreign exchange gains	0.3	--
Net corporate operating, interest and other income
and expense not allocated to segments	(0.5)	(0.6)
Other income (expense), net	6.2	4.5
Consolidated income from continuing
operations before taxes	$ 37.4	$ 43.9

15.	LEGAL PROCEEDINGS

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

We are party to various claims, legal actions and complaints arising in the ordinary course of business. We do not believe that any ultimate liability resulting from any of these matters will have a material adverse effect on our results of operations, financial position or liquidity. However, we cannot give any assurance regarding the ultimate outcome of these lawsuits and their resolution could be material to our operating results for any particular period, depending upon the level of income for the period.

Item 2.	Management’s Discussion and Analysis of Results of Operation and
Financial Condition.

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2006 and this report for the quarter ended March 31, 2007.

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

Overview

We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, industry, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results from experiments and tests, we estimate that approximately 70% of our revenues are recurring.  Approximately 36% of our first quarter 2007 consolidated net sales are from the United States and approximately 64% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling. As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations were beneficial to our consolidated sales expressed in US dollars in the current quarter ended March 31, 2007.

On a currency neutral basis, the diagnostic market is growing around 4% comprised of specialty areas experiencing significant growth offset by flat to declining growth in the routine testing market.  Pricing for routine diagnostic tests is impacted by declining government reimbursement schedules, particularly in the U.S., Japan, and Germany.

The overall average growth of the life science market is currently about 5% on a currency neutral basis.  Some spending on government sponsored research has slowed or is being deferred especially in the U.S. and Asia.  Reagent sales are rising faster than the average growth.  The market for BSE tests continues to decline as countries with established testing programs reduce the required number of tests performed, resulting in competitive pricing pressures and lower average selling prices per test.  Current BSE testing levels are largely dependant on government mandates to safeguard the respective country’s beef supply.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended,		Year Ended
	March 31,		December 31,
	2007	2006	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	44.4	43.1	44.1
Gross profit	55.6	56.9	55.9
Selling, general and administrative expense	33.4	32.5	34.5
Product research and development expense,
excluding in-process research and development	10.2	9.1	9.7
Net income	8.4%	10.1%	8.1%

Critical Accounting Policies

As previously disclosed in the our Annual Report on Form 10-K for the year ended December 31, 2006, we have identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, valuation of inventories, allowance for doubtful accounts, warranty reserves and litigation reserves as the accounting policies critical to the operations of Bio-Rad.  For a full discussion of these policies, please refer to our Form 10-K for the period ended December 31, 2006.

Three Months Ended March 31, 2007 Compared to
Three Months Ended March 31, 2006

Corporate Results – Sales, Margins and Expenses

Net sales (sales) in the first quarter of 2007 rose 4.6% to $322.5 million from $308.3 million in the first quarter of 2006.  The positive impact to sales from a weakening US dollar represented $12.9 million.  For Bio-Rad in total, on a currency neutral basis, first quarter 2007 sales grew 0.4% compared to the first quarter of 2006.  The Clinical Diagnostics segment sales grew by 10.8% before adjustment to a currency neutral basis, while the Life Science segment sales declined 2.2%.  On a currency neutral basis, Clinical Diagnostics segment sales growth was 5.9%, while Life Science segment sales declined 5.7%.

Sales growth in the Clinical Diagnostics segment was the result of stronger than average growth in the U.S. and Canada, and the developing markets of Eastern Europe, Asia and Latin America.  Product lines contributing to the overall growth in the Clinical Diagnostics segment were quality control, diabetes, autoimmune and clinical microbiology.  Life Science segment sales were impacted by declining sales in Europe and Japan on a currency neutral basis.  Products for protein expression analysis experienced material growth while process chromatography sales were flat year-over-year.  There was a decline in sales growth in parts of our gene expression product line and further declines in BSE test sales.

Consolidated gross margins were 55.6% for the first quarter of 2007 compared to 56.9% for the first quarter of 2006 and 55.9% for all of 2006.  Clinical Diagnostics segment gross margins decreased by less than half of one percent when compared to the first quarter of 2006.  An increase in the cost of providing service on the installed base of instruments was the principal component causing this decline.  Life Science segment margins declined overall by approximately 2.8% compared to the first quarter of 2006.  Life Science segment gross margins, excluding the impact of the BSE product line, decreased by approximately 2.0% compared to the prior period.  Factors contributing to the decline in the Life Science segment gross margin include a one-time settlement for back royalties, costs associated with the integration of the SELDI product line acquired in November of 2006 and an increase in the cost of service.  The BSE product line continues to experience extreme pricing pressure in a very competitive market as well as some reduction in the overall number of tests performed.

Selling, general and administrative expenses (SG&A) represented 33.4% of sales for the first quarter of 2007, compared to 32.5% of sales for the first quarter of 2006, an overall increase of 7.7%.  The SG&A expense increase on a currency neutral basis was approximately 4.0% with the weakening of the US dollar causing an incremental increase of 3.7% attributable to international operations.  The principal driver of increased costs on a global basis is personnel and related costs.  The increased SG&A spending of $7.7 million including currency impact is concentrated in the Clinical Diagnostics segment.  Life Science segment SG&A spending was unchanged on a currency neutral basis and increased primarily as a result of the foreign currency impact from a weakening US dollar.

Product research and development expense increased 16.7% to $32.8 million in the first quarter of 2007, compared to the first quarter of 2006.  Since we predominantly carry out research and development in the United States, currency fluctuations do not have as significant an impact as they do on sales and SG&A.  The current quarter increased investment in research and development of $4.7 million is attributed approximately 60% to the Clinical Diagnostics segment with the remainder in the Life Science segment.  Areas of development for the Life Science segment are proteomics, process chromatography, and multi-analyte detection.  Clinical Diagnostics segment development efforts are focused on expanded tests for its BioPlex 2200® System, expanded software data management product offerings for its quality control product line, and enhancements to existing product offerings in diabetes monitoring, blood virus diagnostics and clinical microbiology.

Corporate Results – Other Items

Interest expense is similar to the prior year as most of our debt is fixed rate debt.  Average indebtedness remained virtually unchanged from the first quarter of 2006.  Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of forward foreign exchange contracts used to manage our foreign exchange risk.

Other income and expense for the first quarter of 2007 consists primarily of interest, dividends and realized gains and losses from cash and cash equivalents and short term investments.  All short-term investments have been designated as available-for-sale and are marked to market, with unrealized gains and losses reported as a component of comprehensive income.

Bio-Rad’s effective tax rate was 28% and 29% for the first quarter of 2007 and 2006, respectively.  The effective tax rates for the first quarter of 2007 and 2006 both reflect tax benefits for nontaxable dividend income and research and development tax credits.  The effective tax rates for the first quarter of 2007 and 2006 do not reflect any discrete items that significantly impacted the effective tax rate.

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

As of March 31, 2007, we had available $230.3 million in cash and cash equivalents and $27.5 million under international lines of credit.  We also had $241.4 million of short-term investments.  Under the $150.0 million restated and amended Revolving Credit Facility we have $145.6 million available with $4.4 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and potential acquisitions.  A large acquisition may cause us to consider additional borrowings.

Cash Flows from Operations

Net cash used by operations was $12.6 million and $42.1 million for the three months ended March 31, 2007 and 2006, respectively.  The decrease in net cash used by operations in the current quarter was mainly the result of not having the $44.2 million payment relating to the settlement of the ABI lawsuit.  This payment reduced an acquisition liability set up as part of the purchase of MJ in August 2004.  We also experienced slower collections of accounts receivable, additions to inventory and larger payments for year-end employee accruals, other fourth quarter expenses and to resolve a dispute with a supplier.  Slower receivable collections were the result of increased growth in Eastern Europe and Asia which typically have longer collection times than the U.S and the E.U., excluding the Mediterranean countries.  Inventory additions were generally in the Clinical Diagnostics segment for new product introductions, and planned sales increases of our quality control products which are characterized by large batch sizes and long lead times.  Payments to suppliers and employees also were higher than in the prior periods.  Annual bonuses and commissions paid in the first quarter of 2007 related to 2006 were higher than the prior year.  Fourth quarter 2006 expenses included accruals for higher agent commissions, advertising expenses and a settlement of $2.0 million with a supplier.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and government reimbursement policies.

Cash Flows for Investing Activities

Net capital expenditures totaled $10.6 million for the three months ended March 31, 2007 compared to $11.3 million for the same period of 2006.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions to meet regulatory requirements, and leasehold improvements. All periods include reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase reagents for use and investment in business systems and data communication upgrades and enhancements.  During the first quarter of 2006, we made tenant improvements and equipped our new European logistics center.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  We are actively evaluating and meeting with principals representing possible acquisition candidates, but it is not certain that any of these transactions will advance and be completed.

Cash Flows from Financing Activities

Net cash flow provided from financing was $7.3 million for the first quarter of 2007 compared to $2.7 million in 2006.  The increased cash flow is primarily due to increased proceeds from the issuance of common stock related to the employee stock option plan.  Borrowing on local lines of credit also grew by approximately $1.3 million.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time.  Through March 31, 2007, Bio-Rad has cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million.  Our credit agreements restrict our ability to repurchase our stock. There were no share repurchases made in the first quarter of 2007 or all of 2006.  The repurchase was designed to both satisfy our obligations under the employee stock purchase and stock option plans and to improve shareholder value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2007, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Note 15, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of

Part 1, Item 1 of this Form 10-Q.

Item 6.	Exhibits

(a) Exhibits

The following documents are filed as part of this report:

Exhibit No

10.7.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	May 4, 2007	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	May 4, 2007	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer