Form 10-Q
period 2007-06-30
BIO RAD LABORATORIES INC
filed 2007-08-08
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission file number		1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware			94-1381833
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive, Hercules, California			94547
(Address of principal executive offices)			(Zip Code)
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

			X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).
				Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Class			Shares Outstanding at July 30, 2007

Class A Common Stock,
Par Value $0.0001 per share			21,708,713

Class B Common Stock,
Par Value $0.0001 per share			4,992,270

PART 1 – FINANCIAL INFORMATION Item 1. Financial Statements.
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$ 339,114	$ 317,747	$ 661,622	$ 626,085
Cost of goods sold	149,123	133,085	292,250	265,895
Gross profit	189,991	184,662	369,372	360,190
Selling, general and administrative expense	119,551	110,466	227,301	210,536
Product research and development expense	34,754	30,971	67,535	59,062
Interest expense	7,867	7,880	15,736	15,899
Foreign exchange (gains) losses	(398)	1,241	(670)	1,252
Other (income) expense, net	(7,495)	(7,753)	(13,681)	(12,295)
Income before taxes	35,712	41,857	73,151	85,736
Provision for income taxes	10,041	9,591	20,483	22,272
Net income	$ 25,671	$ 32,266	$ 52,668	$ 63,464

Basic earnings per share:
Net income	$ 0.96	$ 1.22	$ 1.98	$ 2.41
Weighted average common shares	26,657	26,341	26,619	26,309

Diluted earnings per share:
Net income	$ 0.95	$ 1.20	$ 1.94	$ 2.36
Weighted average common shares	27,164	26,900	27,160	26,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS:
Cash and cash equivalents	$ 232,403	$ 223,607
Short-term investments	270,463	264,473
Accounts receivable, net	303,266	292,970
Inventories, net	265,185	253,045
Prepaid expenses, taxes and other current assets	96,422	95,682
Total current assets	1,167,739	1,129,777
Net property, plant and equipment	191,605	189,627
Goodwill	121,492	119,492
Purchased intangibles, net	44,272	44,605
Other assets	129,635	112,667
Total assets	$ 1,654,743	$ 1,596,168

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 67,229	$ 83,411
Accrued payroll and employee benefits	82,436	92,101
Notes payable and current maturities of long-term debt	4,604	3,042
Sales, income and other taxes payable	16,683	19,949
Litigation accrual	6,707	8,810
Accrued royalties	31,705	31,826
Other current liabilities	72,485	80,394
Total current liabilities	281,849	319,533
Long-term debt, net of current maturities	426,165	425,625
Deferred tax liabilities	11,338	7,512
Other long-term liabilities	38,592	23,960
Total liabilities	757,944	$ 776,630

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized;
none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares
authorized; outstanding – 21,702,913 at June 30, 2007 and
21,594,311 at December 31, 2006	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares
authorized; outstanding – 4,992,270 at June 30, 2007 and
4,909,908 at December 31, 2006	1	1
Additional paid-in capital	89,290	78,230
Retained earnings	721,741	674,070
Accumulated other comprehensive income:
Currency translation and other	85,765	67,235
Total stockholders’ equity	896,799	819,538
Total liabilities and stockholders’ equity	$ 1,654,743	$ 1,596,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$ 654,230	$ 612,996
Cash paid to suppliers and employees	(600,174)	(549,519)
Litigation settlement	(2,082)	(44,960)
Interest paid	(15,026)	(15,403)
Income tax payments	(17,835)	(2,620)
Miscellaneous receipts	16,590	11,498
Excess tax benefits from share-based compensation	(2,272)	(500)
Net cash provided by operating activities	33,431	11,492

Cash flows from investing activities:
Capital expenditures, net	(27,270)	(24,851)
Payments for acquisitions and long-term investments	(2,496)	(5,589)
Proceeds from divestitures	--	1,000
Payments on purchase of intangible assets	(2,075)	--
Purchases of marketable securities and investments	(202,563)	(127,763)
Sales of marketable securities and investments	197,210	51,823
Foreign currency economic hedges, net	1,212	(2,514)
Receipt of restricted cash	--	36,138
Net cash used in investing activities	(35,982)	(71,756)

Cash flows from financing activities:
Net borrowings under line-of-credit arrangements	1,226	798
Payments on long-term debt	(305)	(230)
Proceeds from issuance of common stock	6,162	5,467
Excess tax benefits from share-based compensation	2,272	500
Net cash provided by financing activities	9,355	6,535

Effect of exchange rate changes on cash	1,992	2,659
Net increase (decrease) in cash and cash equivalents	8,796	(51,070)
Cash and cash equivalents at beginning of period	223,607	296,716
Cash and cash equivalents at end of period	$ 232,403	$ 245,646

Reconciliation of net income to net cash provided by operating activities:
Net income	$ 52,668	$ 63,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,840	26,436
Share-based compensation	2,372	2,524
Excess tax benefits from share-based compensation	(2,272)	(500)
Increase in accounts receivable	(5,524)	(13,340)
Increase in inventories	(8,957)	(23,916)
(Increase) decrease in other current assets	(4,120)	992
Decrease in accounts payable and other current liabilities	(28,743)	(13,620)
Increase in income taxes payable	2,489	3,135
Decrease in litigation accrual	(2,082)	(44,960)
Other	(1,240)	11,277
Net cash provided by operating activities	$ 33,431	$ 11,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

In this report, “Bio-Rad,” “we,” “us,” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Estimates have been prepared on the basis of the best available information.  Actual results could differ materially from those estimates.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report for the year ended December 31, 2006.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles.  The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are in the process of evaluating the impact of the adoption of SFAS 159 on the results of our operations and financial condition.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to different definitions of fair value and the limited guidance for applying those definitions in GAAP.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are in the process of evaluating the impact of the adoption of SFAS 157 on the results of our operations and financial condition.

2.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following (in millions):

	June 30,	December 31,
	2007	2006
Available-for-sale securities:
Corporate obligations	$ 149.9	$ 143.7
Asset backed securities	46.2	43.5
U.S Agencies	26.3	32.5
Mortgage backed securities	21.3	15.4
Marketable equity securities	17.1	14.4
Variable rate notes	9.7	10.0
Certificates of deposit	--	5.0
Total short-term investments	$ 270.5	$ 264.5

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date.  Marketable debt and equity securities classified as short-term investments have been designated as available-for-sale and are stated at fair value.  These investments are marked to market, with unrealized gains and losses reported as a component of comprehensive income.  We review our short-term investments for other-than-temporary losses on a quarterly basis.

3.	INVENTORIES

The principal components of inventories are as follows (in millions):

	June 30,	December 31,
	2007	2006

Raw materials	$ 49.6	$ 59.3
Work in process	64.9	57.7
Finished goods	150.7	136.0
	$ 265.2	$ 253.0

4.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	June 30,	December 31,
	2007	2006

Land and improvements	$ 9.6	$ 9.6
Buildings and leasehold improvements	124.2	122.0
Equipment	376.4	357.6
	510.2	489.2
Accumulated depreciation	(318.6)	(299.6)
Net property, plant and equipment	$ 191.6	$ 189.6

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.1 million for the six months ended June 30, 2007 and June 30, 2006.

5.	ACQUISITION

DiaMed Holding AG (DiaMed), a private Swiss company, develops, manufactures and markets a complete line of reagents and instruments used in blood typing and screening.  Founded in 1977 and based in Switzerland, DiaMed has unaudited annual sales of approximately $200 million to hospitals, clinical laboratories and blood banks in more than 100 countries.

In May 2007, Bio-Rad announced that it had signed a definitive agreement to acquire approximately 77.7% of the outstanding shares of DiaMed.  Under the terms of the agreement, Bio-Rad will pay approximately 477 million Swiss francs (approximately $390 million using June 30, 2007 exchange rates) in cash to acquire these shares.  DiaMed holds approximately 9.6% of its outstanding shares as treasury shares.  After the closing of this transaction, Bio-Rad will conduct a tender offer to acquire the remaining 12.7% outstanding shares as outlined in the share purchase agreement.  The transaction is subject to certain closing conditions, including regulatory approvals, and is expected to close by the end of the year.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

In November 2006, we acquired Ciphergen Biosystems, Inc.’s ProteinChipR Systems business and worldwide rights to its Surface Enhanced Laser Desorption/Ionization (SELDI) technology.  At that time, the SELDI patent was under review by the U.S. Patent and Trademark Office and we had agreed to pay an additional $2.0 million to Ciphergen if the patent was granted.  We have been notified that the patent will be issued and have accrued the payment and recorded additional goodwill on the Ciphergen acquisition.

Other than goodwill, we have no intangible assets with an indefinite life.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	June 30, 2007
	Average
	Historical	Carrying	Accumulated
	Life	Amount	Amortization	Net
Developed Product Technology	5-15	$ 27.9	$ 5.2	$ 22.7
Licenses	5-14	17.3	2.8	14.5
Know How	6-7	10.0	6.6	3.4
Covenants Not to Compete	5	2.4	1.4	1.0
Patents	4	1.0	0.3	0.7
Customer Lists	2-15	1.4	0.6	0.8
Other	7-15	1.3	0.1	1.2
		$ 61.3	$ 17.0	$ 44.3

	December 31, 2006
	Average
	Historical	Carrying	Accumulated
	Life	Amount	Amortization	Net
Developed Product Technology	5-15	$ 27.9	$ 3.6	$ 24.3
Licenses	14	14.0	2.2	11.8
Know How	6-7	9.8	5.7	4.1
Covenants Not to Compete	5	2.4	1.1	1.3
Patents	4	1.0	0.1	0.9
Customer Lists	2-15	1.4	0.4	1.0
Other	7-15	1.3	0.1	1.2
		$ 57.8	$ 13.2	$ 44.6

Recorded purchased intangible asset amortization expense for the three months ended June 30, 2007 and 2006 was $1.9 million and $1.3 million, respectively.  Recorded purchased intangible asset amortization expense for the six months ended June 30, 2007 and 2006 was $3.7 million and $2.6 million, respectively. Estimated purchased intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is $7.0 million, $5.5 million, $4.3 million, $3.6 million and $2.5 million, respectively.

7.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities were as follows (in millions):

	2007	2006

January 1,	$ 12.9	$ 12.0
Provision for warranty	7.6	7.4
Actual warranty costs	(7.8)	(7.0)
June 30,	$ 12.7	$ 12.4

8.	LONG-TERM DEBT

In June 2005, Bio-Rad entered into a new Credit Agreement, which amends and restates the Credit Agreement dated September 9, 2003, as amended December 8, 2004.  Borrowings are permitted up to a maximum of $150.0 million on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  Under certain conditions, this Credit Agreement may be increased up to an additional $50 million.  Borrowings under the credit agreement are payable on June 21, 2010.  We had no outstanding balance as of June 30, 2007.

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

The Credit Agreement, the 6.125% Notes, and the 7.5% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test, an interest coverage test and a consolidated net worth test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all financial ratios as of June 30, 2007.

9.	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

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

The following table summarizes the open tax years that are subject to examination by tax authorities as of June 30, 2007:

U.S.	1997 - 2006
Canada	2002 - 2006
U.K.	2001 - 2006
France	2003 - 2006
Germany	2004 - 2006
Japan	2002 - 2006
Italy	1999 - 2006

It is reasonably possible that within the next twelve months approximately $7.7 million of previously unrecognized tax benefits will be recorded.  These benefits are related to uncertainty regarding the sustainability of certain deductions for tax years that remain subject to examination by the relevant tax authorities.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended		Six Month Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic shares	26,657	26,341	26,619	26,309
Stock options and other	507	559	541	556
Diluted shares	27,164	26,900	27,160	26,865

Anti-dilutive shares	301	485	293	343

11.	SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with SFAS 123(R), Share-Based Payment, which was adopted January 1, 2006 utilizing the modified prospective transition method.

Description of Share-Based Compensation Plans

Stock Option Plans

We have two stock option plans for officers and certain other employees: the Amended 1994 Stock Option Plan (the “1994 Plan”) and the 2003 Stock Option Plan (the “2003 Plan”).  Both plans authorize the grant to employees of incentive stock options and non-qualified stock options.  We no longer make stock option grants under the 1994 Plan or 2003 Plan.

Under both of these plans, Class A and Class B options have been granted at prices not less than fair market value on the date of grant.  Generally, options granted have a term of 10 years and vest in increments of 20% per year over a five-year period on the yearly anniversary date of the grant.  For options granted before January 1, 2001, options vest in increments of 25% over a four-year period on the yearly anniversary date of the grant.

In April 2007, our stockholders approved the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan (the “2007 Plan”).  The 2007 Plan authorizes the grant to employees of stock options, restricted stock awards, stock appreciation rights and other types of equity awards.  A total of 1,650,360 shares have been reserved for issuance of equity awards and may be of either Class A or Class B Common Stock.  No equity awards have been granted from this plan during the first six months of 2007.

Employee Stock Purchase Plan (ESPP)

Bio-Rad has an employee stock purchase plan which provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of our Class A common stock.  The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter.  Bio-Rad has authorized the sale of 2,390,000 shares of common stock under the ESPP.

Share-Based Compensation Expense

Included in our share-based compensation expense is the cost related to option grants that vest after January 1, 2006 and the cost related to our ESPP stock purchases.

For the three months ended June 30, 2007 and 2006 we recognized pre-tax share-based compensation expense of $1.1 million and $1.4 million, respectively.  The tax benefit recognized in the income statement for the three months ended June 30, 2007 and 2006 related to share-based compensation was $0.2 million and $0.2 million, respectively.  For the six months ended June 30, 2007 and 2006 we recognized pre-tax share-based compensation expense of $2.4 million and $2.5 million, respectively.  The tax benefit recognized in the income statement for the six months ended June 30, 2007 and 2006 related to share-based compensation was $0.5 million and $0.4 million, respectively.  We did not capitalize any share-based compensation expense.  In accordance with SFAS 123(R), we recognize share-based compensation net of estimated forfeitures.

For options granted before January 1, 2006, we amortized the fair value on an accelerated basis.  For options granted after January 1, 2006, we amortized the fair value on a straight-line basis.  All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock Options

No stock options were granted during the first six months of 2007.  The weighted average fair value for stock options granted during the second quarter of 2006 was estimated using a Black-Scholes option-pricing model with the following assumptions.

Three and Six Months Ended
June 30, 2006

Expected volatility	36%
Risk-free interest rate	4.62%
Expected life (in years)	7.4
Expected dividend	--
Weighted average fair value
of options granted	$29.85

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

The following table summarizes our stock option activity during the first six months of 2007:

	Six Months Ended June 30, 2007
			Weighted	Aggregate
		Weighted	Remaining	Intrinsic Value
		Average	Average	as of
		Exercise	Contractual	June 30, 2007
	Shares	Price	Term	(in millions)
Outstanding, beginning of year	1,667,769	$40.06
Granted	0
Exercised	(147,936)	$24.40
Forfeited/Expired	(7,018)	$54.37
Outstanding, end of period	1,512,815	$41.53	5.87	$51.5

Exercisable, end of period	944,426	$32.28	4.85	$40. 9

Intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of stock options exercised during each of the three month periods ended June 30, 2007 and 2006 was approximately $1 million.  The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was approximately $9 million and $3 million, respectively.

Cash received from stock options exercised during the three months ended June 30, 2007 and 2006 was $0.8 million and $1.0 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $0.6 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively.  Cash received from stock options exercised during the six months ended June 30, 2007 and 2006 was $3.6 million and $2.4 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $2.6 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, there was approximately $8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of approximately 2 years.

Employee Stock Purchase Plan

The fair value of the employees’ purchase rights was estimated using a Black-Scholes model with the following weighted average assumptions:

	Three Month Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected volatility	19%	30%	23%	33%
Risk-free interest rate	5.04%	4.63%	5.05%	4.36%
Expected life (in years)	.25	.25	.25	.25
Expected dividend	--	--	--	--
Weighted average fair value
of purchase rights	$13.42	$13.35	$15.22	$14.02

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

We sold 20,675 shares for $1.2 million and 40,173 shares for $2.1 million under our employee stock purchase plan for the three months ended June 30, 2007 and 2006, respectively.  We sold 43,028 shares for $2.6 million and 59,846 shares for $3.0 million under our employee stock purchase plan for the six months ended June 30, 2007 and 2006, respectively.  At June 30, 2007, 464,522 shares remain authorized under the Plan.

We currently issue new shares to satisfy stock option exercises and ESPP stock purchases.

12.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

13.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest and investment income	$ (8.5)	$ (6.2)	$ (13.9)	$ (10.6)
Other	1.0	(1.6)	0.2	(1.7)
Total other (income) expense, net	$ (7.5)	$ (7.8)	$ (13.7)	$ (12.3)

14.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income were as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income, as reported	$ 25.7	$ 32.3	$ 52.7	$ 63.5
Currency translation adjustments	5.3	14.5	8.6	19.5
Net unrealized holding gains on available-for-sale
investments net of tax effect of $0.8 and $1.2
million for the three months ended June 30, 2007
and 2006 and $5.7 and $3.9 million for the six months
ended June 30, 2007 and 2006, respectively	1.5	1.9	9.9	6.5
Total comprehensive income	$ 32.5	$ 48.7	$ 71.2	$ 89.5

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2007 and 2006 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2007	$ 146.0	$ 189.8	$ 3.3
	2006	$ 134.4	$ 180.2	$ 3.1

Segment profit	2007	$ 1.5	$ 26.4	$ 0.3
	2006	$ 4.3	$ 31.3	$ --

Information regarding industry segments for the six months ended June 30, 2007 and 2006 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2007	$ 287.6	$ 367.5	$ 6.5
	2006	$ 279.2	$ 340.5	$ 6.4

Segment profit	2007	$ 7.0	$ 52.1	$ 0.5
	2006	$ 18.4	$ 57.2	$ --

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total segment profit	$ 28.2	$ 35.6	$ 59.6	$ 75.6
Foreign exchange gains (losses)	0.4	(1.2)	0.7	(1.3)
Net corporate operating, interest and
other income and expense not
allocated to segments	(0.4)	(0.3)	(0.8)	(0.9)
Other income (expense), net	7.5	7.8	13.7	12.3
Consolidated income before taxes	$ 35.7	$ 41.9	$ 73.2	$ 85.7

16.	LEGAL PROCEEDINGS

In February 2006, Bio-Rad completed negotiations with Applera Corporation (Applera) and Roche Molecular Systems, Inc. to settle the patent infringement litigation against MJ Research, Inc. (MJ Research) which Bio-Rad acquired in 2004.  The total net settlement amount, including amounts related to previously accrued back royalties, was approximately $62 million.  In connection with the settlements, we entered into a royalty-bearing license agreement with Applera relating to our real-time instrument business in the United States and a term limited license in the rest of the world.

Applera Corporation filed an action in the Regional Court of Düsseldorf, Germany in June 2003 against MJ Research, Inc. and others alleging infringement of a European patent relating to real-time PCR thermal cycler technology.  Bio-Rad is also a defendant in this action.  The suit seeks actual damages, costs and expenses and injunctive relief.  In May 2004, the Düsseldorf court issued an adverse ruling against MJ Research and us, which included an injunction against us and MJ Research from selling any real-time PCR instruments and reagents in Germany.  In December 2004, the European Patent Office revoked the patent for lack of novelty and the injunctions against MJ Research and Bio-Rad were lifted, allowing MJ Research and us to resume sales of real-time PCR thermal cyclers and reagents.  Applera appealed revocation of the patent, and in July 2006 the European Patent Office reversed its novelty rejection and reinstated the patent, subject to further review by the Opposition Division of the European Patent Office for other grounds for revocation.

In May 2007, Applera and Bio-Rad settled the litigation in the Düsseldorf court, and Bio-Rad agreed to withdraw its opposition to Applera’s European patent relating to real-time PCR instruments.  As part of the settlement, the parties extended Bio-Rad’s existing license to Applera’s European patent.

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

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2006 and this report for the quarter and six months ended June 30, 2007.

Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to Bio-Rad’s future financial performance, operating results, plans and objectives that involve risk and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as, “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including among other things: our ability to successfully develop and market new products; our reliance on and access to necessary intellectual property; our ability to integrate acquisitions; our ability to service our debt; competition in and government regulation of the industries in which we operate; and the monetary policies of various countries.  We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of research, healthcare, industrial, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results in manufacturing processes, research experiments and diagnostic tests, much of our revenues are recurring.  Approximately 36% of our second quarter 2007 consolidated net sales are from the United States and approximately 64% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling.  As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations contributed to the increase in our consolidated sales expressed in US dollars in the current quarter and half year ended June 30, 2007.  We benefited in the quarter ended June 30, 2006 from foreign currency fluctuations with little impact for the half year ended June 30, 2006.

On a currency neutral basis, we estimate the in vitro diagnostic market is growing approximately 6% and is comprised of specialty areas experiencing significant growth offset by slower growth in the routine testing market.  Pricing for routine diagnostic tests is impacted by declining government reimbursement schedules, particularly in the United States, Japan, and Germany.

We estimate the overall average growth of the life science market is currently about 5% on a currency neutral basis.  Some spending on government sponsored research has slowed or is being deferred especially in the United States and Asia.  The market for BSE (bovine spongiform encephalopathy) tests continues to decline as countries with established testing programs reduce the required number of tests performed, resulting in competitive pricing pressures and lower average selling prices per test.  Current BSE testing levels are largely dependant on government mandates to safeguard the respective country’s beef supply.

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

There have been no changes in Bio-Rad’s accounting policies during the three months and six months ended June 30, 2007 except for the treatment of tax contingency accruals.  Effective January 1, 2007, Bio-Rad began to measure and record tax contingency accruals in accordance with FIN 48.  The expanded disclosure requirements of FIN 48 are presented in Note 9 to these consolidated condensed financial statements.

FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Only tax positions meeting the more-likely-than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation.  FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes.  Tax positions that meet the more-likely-than-not threshold are then measured to determine the amount of benefit to recognize in the financial statements.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2007	2006	2007	2006	2006

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.0	41.9	44.2	42.5	44.1
Gross profit	56.0	58.1	55.8	57.5	55.9
Selling, general and
administrative expense	35.3	34.8	34.4	33.6	34.5
Product research and
development expense,
excluding purchased
in-process research and
development	10.2	9.7	10.2	9.4	9.7
Net income	7.6%	10.2%	8.0%	10.1%	8.1%

Three Months Ended June 30, 2007 Compared to

Three Months Ended June 30, 2006

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the second quarter of 2007 rose 6.7% to $339.1 million from $317.7 million in the second quarter of 2006.  The positive impact to sales from a strengthening US dollar represented $11.8 million of sales growth.  For Bio-Rad in total, on a currency neutral basis, second quarter 2007 sales grew 3.0% compared to the second quarter of 2006.  Before adjustment to a currency neutral basis, the Clinical Diagnostics segment sales grew by 5.4%, while the Life Science segment sales grew 8.6%.  On a currency neutral basis, Clinical Diagnostics segment sales growth was 1.4%, while Life Science segment sales grew 5.2%.  Clinical Diagnostics segment sales in the second quarter of 2006 benefited from an $11.7 million settlement with bioMérieux which included back royalties.  There was no similar event in the current quarter.  Adjusting for this single item, Clinical Diagnostics segment growth was 12.7% for the current quarter.  Clinical Diagnostics segment growth after adjustment for currency and the settlement was driven by quality control, blood virus and clinical microbiology products.  Life Science segment sales growth is attributable to protein discovery products associated with the Ciphergen acquisition, protein separation and protein function reagents and equipment.  Sales of process chromatography media were strong as the products continued to gain broad market acceptance.  Sales of our BSE test declined offsetting overall growth in the Life Science segment.  Geographically, locations with significant growth were the United States, Asia Pacific (excluding Japan) and Eastern Europe.

Consolidated gross margins were 56.0% for the second quarter of 2007 compared to 58.1% for the second quarter of 2006 and 55.9% for all of 2006.  Clinical Diagnostics segment gross margins excluding the bioMérieux settlement which had no cost associated in the prior period, was slightly higher when compared to the second quarter of 2006 without the settlement.  Life Science segment gross margins for the period declined by one and a quarter points.  Declining BSE margins and underabsorbed factory overhead from lower-than-planned sales contributed to the decrease.

Selling, general and administrative expenses (SG&A) represented 35.3% of sales for the second quarter of 2007 compared to 34.8% of sales for the second quarter of 2006.  SG&A grew by 8.2% without adjustment for the increase caused by currency which is estimated to have had a $3.4 million or 3.0% impact, accelerating growth.  The increase in SG&A was attributable evenly to the Clinical Diagnostics and the Life Science segments.  The largest factor affecting the increase was personnel costs and related expenses, such as benefits and travel expenses mainly related to acquisitions made in 2006.

Product research and development expense rose to 10.2% of sales or $34.8 million in the second quarter of 2007.  Both Life Science and Clinical Diagnostics segments increased expenditures at a rate of growth greater than the rate of sales growth.  Currency had less than an $0.8 million impact on R&D spending as a significant portion of R&D spending is incurred in the United States.  Areas of interest for the Life Science segment are genomics, proteomics, process chromatography and food safety.  The Clinical Diagnostics segment areas of interest include expanded tests for the BioPlex® 2200 system and enhancements to existing quality controls, diabetes monitoring and blood virus diagnostics.

Corporate Results – Other Items

Interest expense is similar to the second quarter of 2006.  Average indebtedness remained virtually unchanged at $430 million in the second quarter of 2007.  The vast majority of our debt, $425 million, is fixed rate borrowings of 7.5% ($225 million) and 6.125% ($200 million) due in 2013 and 2014, respectively.  We will not be subjected to significant increased borrowing costs despite an increased interest rate environment unless we add new debt.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The exchange gain recorded in the current quarter and exchange loss in the prior year are both largely a result of our decision not to hedge our Brazilian subsidiary’s current net intercompany payables, denominated in US dollars and Euros.

Other income and expense (net) for the second quarter of 2007 declined slightly compared to the second quarter of 2006.  Investment income, especially interest, rose as returns on cash and short-term investments improved from that available in the prior period.  Offsetting this increase were losses on the disposal of certain fixed assets as we began renovations of several facilities.

Our effective tax rate was 28% for the second quarter of 2007 and 23% for the second quarter of 2006.  The effective tax rates for the second quarters of both 2007 and 2006 reflect tax benefits for nontaxable dividend income.  The 2007 effective tax rate reflects a benefit for tax credits.  The lower effective tax rate for the second quarter of 2006 is due to export sales, a settlement of an IRS tax audit for 1995 and 1996, and reductions in valuation allowances on certain foreign deferred tax assets.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Six Months Ended June 30, 2007 Compared to

Six Months Ended June 30, 2006

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the first half of 2007 rose 5.7% to $661.6 million from $626.1 million in the first half of 2006.  The positive impact to sales from a weakening US dollar represented $24.6 million.  For Bio-Rad in total, on a currency neutral basis, sales grew 1.7% compared to the prior period.  Before adjustment to a currency neutral basis, the Clinical Diagnostics segment sales grew by 7.9% to $367.5 million and the Life Science segment sales grew 3.0% to $287.6 million.  On a currency neutral basis, Clinical Diagnostics segment sales increased 3.5% and Life Science segment sales declined by 0.4%.  Adjusted for the bioMérieux settlement, currency neutral sales growth would be 3.7% on a consolidated basis and 7.2% for the Clinical Diagnostics segment.  Sales growth in the Clinical Diagnostics segment is attributable to quality control, clinical microbiology, diabetes, and blood virus product lines.  Life Science segment sales growth rates are net of the effect of declining BSE sales.  Product lines contributing to increasing sales are process chromatography, protein discovery products associated with the Ciphergen acquisition and protein function reagents and instruments.

Consolidated gross margins were 55.8% for the first half of 2007 compared to 57.5% for the first half of 2006 and 55.9% for all of 2006.  The bioMérieux settlement in 2006 raised that period’s gross margin by 0.8% from 56.7%.  Clinical Diagnostics segment gross margins remained virtually unchanged from the prior period rising only 0.2% after elimination of the settlement which had no associated costs in the period reported.  Life Science segment gross margins excluding the BSE product line decreased from the prior year by approximately 1.5%.  The decrease was caused by the underabsorption of factory costs due to lower than anticipated production levels, higher royalty costs and sales mix.

Selling, general and administrative expenses (SG&A) represented 34.4% of sales for the first half of 2007 compared to 33.6% of sales in the prior year period.  Our SG&A increased 8% in absolute dollars before adjustment for any change in currency translation.  The weakening dollar increased international spending such that on a currency neutral basis, adjusted  SG&A growth was 4.6%.  Overall net costs increased for personnel including fringe benefits, information technology operating costs and conceptualization and design of enhancements to our information technology infrastructure.

Product research and development expense increased 14.3% to $67.5 million in the first half of 2007 compared to the same period in 2006.  In absolute dollar spending, the $8.5 million increase was equally attributable to both the Life Science and Clinical Diagnostics segments.  Areas of development for the Life Science segment are amplification, proteomics and process chromatography.  Clinical Diagnostics segment development efforts are focused on expanded tests for the BioPlex 2200 testing platform, as well as enhancements to existing offerings in clinical microbiology, blood virus and quality control products.

Corporate Results  Other Items

Interest expense for the first half of 2007 declined by $0.2 million from the prior year to $15.7 million.  This decrease is the net effect of a small decrease in our average indebtedness from the first half of 2006.  Our borrowing costs should remain relatively unchanged since $425 million of the total outstanding debt represents fixed rate borrowings of 7.5% and 6.125%, due in 2013 and 2014, respectively.  Additions to our average indebtedness in the form of new borrowings or increased borrowing on current lines of credit would cause the cost component to rise.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The year 2007 generally represents gains on the unhedged position of current intercompany debt between Bio-Rad Brazil and Bio-Rad USA and France.  Losses in 2006 reflect losses in Brazil and the estimating process involved in the timing of shipments and settling intercompany debt.

Other income and expense for the first half of 2007 includes investment income; generally interest income on our cash and cash equivalents, short-term investments, marketable securities and any notes receivable.  We also include in this category any gains or losses associated with the sale or disposal of any surplus manufacturing equipment or other productive assets.

Bio-Rad’s effective tax rate was 28% for the first half of 2007 and 26% for the first half of 2006.  The effective tax rates for both six month periods are lower than the statutory rate due to tax benefits for nontaxable dividend income.  The 2007 effective tax rate reflects a benefit for tax credits.  The 2006 effective tax rate reflects a benefit for export sales, the settlement of an IRS tax audit for 1995 and 1996, and reductions in valuation allowances on certain foreign deferred tax assets.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Financial Condition

Our principal capital requirement is for working capital to fund the growth of Bio-Rad.  Management assesses our liquidity in terms of our ability to generate cash to fund our operations and make acquisitions.  The relevant factors that affect liquidity are cash flows from operations, capital expenditures, acquisition opportunities, common stock repurchases, the adequacy of available bank lines of credit and the ability to raise long-term capital by borrowing in the debt markets with satisfactory terms and conditions.

As of June 30, 2007, we had available $232.4 million in cash and cash equivalents and $270.4 million of short-term investments.  We also had $29.1 million under international lines of credit.  Under the $150.0 million restated and amended Revolving Credit Facility we have $145.6 million available with $4.4 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies related to the deductible on the co-insurance provision of policies issued for us as the beneficiary.  We estimate that approximately $390 million of our total available liquidity is required to close the DiaMed acquisition.  The closing is subject to regulatory approval in several countries and could close before the end of the year.  After the closing, Bio-Rad will conduct a tender offer to acquire the remaining shares of DiaMed.  We are investigating financing options to fund the acquisition.  After funding the acquisition, management believes that the remaining availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems.

Cash Flows from Operations

Net cash provided by operations was $33.4 million and $11.5 million for the six months ended June 30, 2007 and 2006, respectively.  Comparing the first half of 2007 to the first half of 2006, the cash paid to suppliers and employees represents proportionally higher growth in expenses than customer collection and sales.  The main improvement in net cash provided by operations is the result of not having the $44.2 million payment relating to the settlement of the ABI litigation in 2006.  This payment reduced an acquisition liability set up as part of the 2004 purchase of MJ GeneWorks, Inc.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies.

Cash Flows for Investing Activities

Net capital expenditures totaled $27.3 million for the six months ended June 30, 2007 compared to $24.9 million for the same period of 2006.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for compliance, and leasehold improvements. All periods include reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase our reagents for use.  An increase in the investment in reagent rental equipment is anticipated later in the year in connection with the introduction of the BioPlex 2200 multi-analyte system into the diagnostic testing market.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  We are evaluating some acquisitions on a preliminary basis.  It is not certain that any of these transactions will advance beyond the preliminary stages or be completed.  Should we decide to make an acquisition of any material size, we would need to raise capital, most probably in the public debt market.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time.  This repurchase was designed to both satisfy our obligations under the employee stock purchase and stock option plans and to improve shareholder value.  Through June 30, 2007, we have cumulatively repurchased 1,179,272 shares of Class A Common Stock and 60,000 shares of Class B Common Stock for a total of $14.7 million.  Our credit agreements restrict our ability to repurchase our stock. There were no share repurchases made in the first half of 2007 or all of 2006.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2007, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 16, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

A discussion of risk factors relevant to Bio-Rad is included in our Form 10K for the year ended December 31, 2006 as filed on March 1, 2007.  There have been no significant changes to these risk factors as of June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At Bio-Rad's annual meeting of stockholders on April 25, 2007, the following individuals were elected to the Board of Directors:

	Class of
	Common Stock	Votes	Votes
	Elected From	For	Withheld

James J. Bennett	Class B	4,831,706	2,625
Louis Drapeau	Class A	19,377,841	607,123
Albert J. Hillman	Class A	17,923,362	2,061,062
Ruediger Naumann-Etienne	Class B	4,832,194	2,137
Alice N. Schwartz	Class B	4,832,128	2,203
David Schwartz	Class B	4,831,568	2,763
Norman Schwartz	Class B	4,831,608	2,723

The following proposals were approved at our annual meeting:

	Votes	Votes		Broker
	For	Against	Abstentions	Non-Vote

Ratification of Deloitte & Touche LLP
as Bio-Rad’s independent auditors	6,776,518	55,645	665	3,276

Approval of the Bio-Rad Laboratories, Inc.
2007 Incentive Award Plan	6,198,526	174,836	36,523	426,219

Item 5.	Other Information

None.

The foregoing matters are described in detail on pages 5-6 and 21-25 of Bio-Rad’s definitive Proxy Statement dated March 30, 2007 filed with the Securities and Exchange Commission and incorporated herein by reference.

Item 6.	Exhibits
(a) Exhibits

The following documents are filed as part of this report:

Exhibit No.

2.1	Share Purchase Agreement dated as of May 14, 2007 by and among Bio-Rad Laboratories,
Inc. and certain selling shareholders regarding the purchase of 77.6765% of the equity of
DiaMed Holding AG. * †

10.15.1	Amendment No. 1 to Real-Time Settlement Agreement dated as of May 4, 2007 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and Applera Corporation,
through its Applied Biosystems Group. †

10.17.1	Amendment No. 1 to Real-Time Patent License Agreement dated as of May 4, 2007 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and Applera Corporation
through its Applied Biosystems Group. †

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350,
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

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	August 8, 2007	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	August 8, 2007	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer