Form 10-Q
period 2007-09-30
BIO RAD LABORATORIES INC
filed 2007-11-09
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission file number		1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware			94-1381833
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive, Hercules, California			94547
(Address of principal executive offices)			(Zip Code)
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

			X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).
				Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Class			Shares Outstanding at October 29, 2007

Class A Common Stock,
Par Value $0.0001 per share			21,838,637

Class B Common Stock,
Par Value $0.0001 per share			5,006,440

PART 1 – FINANCIAL INFORMATION Item 1. Financial Statements.
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$ 339,742	$ 304,764	$ 1,001,364	$ 930,849
Cost of goods sold	151,385	137,975	443,635	403,870
Gross profit	188,357	166,789	557,729	526,979
Selling, general and administrative expense	117,687	105,950	344,988	316,486
Product research and development expense	33,145	30,988	100,680	90,050
Interest expense	7,847	8,212	23,583	24,111
Foreign exchange (gains) losses	257	(293)	(413)	959
Other (income) expense, net	(5,687)	(10,514)	(19,368)	(22,809)
Income before taxes	35,108	32,446	108,259	118,182
Provision for income taxes	7,137	9,296	27,620	31,568
Net income	$ 27,971	$ 23,150	$ 80,639	$ 86,614

Basic earnings per share:
Net income	$ 1.05	$ 0.88	$ 3.03	$ 3.29
Weighted average common shares	26,715	26,407	26,651	26,342

Diluted earnings per share:
Net income	$ 1.03	$ 0.86	$ 2.96	$ 3.22
Weighted average common shares	27,270	26,971	27,197	26,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS:
Cash and cash equivalents	$ 472,792	$ 223,607
Short-term investments	70,613	264,473
Accounts receivable, net	303,201	292,970
Inventories, net	273,575	253,045
Prepaid expenses, taxes and other current assets	99,381	95,682
Total current assets	1,219,562	1,129,777
Net property, plant and equipment	201,608	189,627
Goodwill	121,492	119,492
Purchased intangibles, net	42,535	44,605
Other assets	127,287	112,667
Total assets	$ 1,712,484	$ 1,596,168

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 68,102	$ 83,411
Accrued payroll and employee benefits	89,769	92,101
Notes payable and current maturities of long-term debt	4,907	3,042
Sales, income and other taxes payable	14,885	19,949
Litigation accrual	5,632	8,810
Accrued royalties	30,867	31,826
Other current liabilities	72,299	80,394
Total current liabilities	286,461	319,533
Long-term debt, net of current maturities	426,141	425,625
Deferred tax liabilities	12,049	7,512
Other long-term liabilities	41,493	23,960
Total liabilities	766,144	776,630

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized;
none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares
authorized; outstanding – 21,831,542 at September 30, 2007 and
21,594,311 at December 31, 2006	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares
authorized; outstanding – 5,006,440 at September 30, 2007 and
4,909,908 at December 31, 2006	1	1
Additional paid-in capital	94,088	78,230
Retained earnings	749,712	674,070
Accumulated other comprehensive income:
Currency translation and other	102,537	67,235
Total stockholders’ equity	946,340	819,538
Total liabilities and stockholders’ equity	$ 1,712,484	$ 1,596,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Cash received from customers	$ 1,007,292	$ 915,289
Cash paid to suppliers and employees	(880,104)	(789,626)
Litigation settlement	(3,147)	(45,963)
Interest paid	(24,008)	(24,528)
Income tax payments	(32,720)	(9,595)
Miscellaneous receipts	23,735	19,080
Excess tax benefits from share-based compensation	(2,619)	(1,291)
Net cash provided by operating activities	88,429	63,366

Cash flows from investing activities:
Capital expenditures, net	(45,938)	(38,079)
Payments for acquisitions and long-term investments	(2,496)	(11,397)
Proceeds from divestitures	--	12,772
Payments on purchase of intangible assets	(2,075)	--
Purchases of marketable securities and investments	(265,342)	(226,526)
Sales of marketable securities and investments	458,036	94,726
Foreign currency economic hedges, net	(2,127)	(1,677)
Receipt of restricted cash	--	36,138
Net cash provided by (used in) investing activities	140,058	(134,043)

Cash flows from financing activities:
Net borrowings under line-of-credit arrangements	1,350	118
Payments on long-term debt	(488)	(358)
Proceeds from issuance of common stock	9,109	8,511
Excess tax benefits from share-based compensation	2,619	1,291
Net cash provided by financing activities	12,590	9,562

Effect of exchange rate changes on cash	8,108	2,817
Net increase (decrease) in cash and cash equivalents	249,185	(58,298)
Cash and cash equivalents at beginning of period	223,607	296,716
Cash and cash equivalents at end of period	$ 472,792	$ 238,418

Reconciliation of net income to net cash provided by operating activities:
Net income	$ 80,639	$ 86,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,406	40,300
Share-based compensation	3,877	3,928
Excess tax benefits from share-based compensation	(2,619)	(1,291)
Decrease (increase) in accounts receivable	5,240	(14,947)
Increase in inventories	(10,819)	(25,646)
(Increase) decrease in other current assets	(2,192)	19,028
Decrease in accounts payable and other current liabilities	(26,102)	(10,176)
(Decrease) increase in income taxes payable	(9,697)	1,865
Decrease in litigation accrual	(3,147)	(45,963)
Other	9,843	9,654
Net cash provided by operating activities	$ 88,429	$ 63,366
Non-cash investing activities:
Tender of Accent stock	--	$ (3,200)
Receipt of Nanometrics stock	--	$ 5,354

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, which permits entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles.  The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are in the process of evaluating the impact of the adoption of SFAS 159 on the results of our operations and financial condition.

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

2.	SHORT-TERM INVESTMENTS

Short-term investments consist of the following (in millions):

	September 30,	December 31,
	2007	2006
Available-for-sale securities:
Corporate obligations	$ 13.8	$ 143.7
Asset backed securities (including mortgage backed)	39.2	58.9
U.S. Agencies	--	32.5
Marketable equity securities	17.6	14.4
Variable rate notes	--	10.0
Certificates of deposit	--	5.0
Total short-term investments	$ 70.6	$ 264.5

As of September 30, 2007 we had converted a major portion of our short-term investments to cash in anticipation of an acquisition.  See Note 5.

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

3.	INVENTORIES

The principal components of inventories are as follows (in millions):

	September 30,	December 31,
	2007	2006

Raw materials	$ 51.3	$ 59.3
Work in process	65.5	57.7
Finished goods	156.8	136.0
	$ 273.6	$ 253.0

4.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	September 30,	December 31,
	2007	2006

Land and improvements	$ 9.6	$ 9.6
Buildings and leasehold improvements	127.0	122.0
Equipment	399.9	357.6
	536.5	489.2
Accumulated depreciation	(334.9)	(299.6)
Net property, plant and equipment	$ 201.6	$ 189.6

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.1 million and $0.2 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

5.	ACQUISITION

DiaMed Holding AG (DiaMed), a private Swiss company, develops, manufactures and markets a complete line of reagents and instruments used in blood typing and screening.  Founded in 1977 and based in Switzerland, DiaMed has unaudited annual sales of approximately $200 million to hospitals, clinical laboratories and blood banks in more than 100 countries.

In May 2007, Bio-Rad announced that we had signed a definitive agreement to acquire approximately 77.7% of the outstanding shares of DiaMed.  The transaction closed on October 1, 2007.  Under the terms of the agreement, Bio-Rad paid 476.9 million Swiss francs (approximately $409 million) in cash to acquire these shares.  DiaMed holds approximately 9.6% of its outstanding shares as treasury shares.  After the closing of this transaction, Bio-Rad will conduct a tender offer to acquire the remaining 12.7% outstanding shares as outlined in the share purchase agreement.  The DiaMed transaction and their results will be included in our consolidated financial statements beginning in the fourth quarter of 2007.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

In November 2006, we acquired Ciphergen Biosystems, Inc.’s ProteinChip® Systems business and worldwide rights to its Surface Enhanced Laser Desorption/Ionization (SELDI) technology.  At that time, the SELDI patent was under review by the U.S. Patent and Trademark Office and we had agreed to pay an additional $2.0 million to Ciphergen if the patent was granted.  We have been notified that the patent will be issued and have accrued the payment and recorded additional goodwill relating to the Ciphergen acquisition.

Other than goodwill, we have no intangible assets with an indefinite life.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	September 30, 2007
	Average
	Historical	Carrying	Accumulated
	Life	Amount	Amortization	Net
Developed Product Technology	5-15	$ 27.9	$ 6.2	$ 21.7
Licenses	5-14	17.3	3.2	14.1
Know How	6-7	10.5	7.3	3.2
Covenants Not to Compete	5	2.4	1.5	0.9
Patents	4	1.0	0.3	0.7
Customer Lists	2-15	1.4	0.7	0.7
Other	7-15	1.3	0.1	1.2
		$ 61.8	$ 19.3	$ 42.5

	December 31, 2006
	Average
	Historical	Carrying	Accumulated
	Life	Amount	Amortization	Net
Developed Product Technology	5-15	$ 27.9	$ 3.6	$ 24.3
Licenses	14	14.0	2.2	11.8
Know How	6-7	9.8	5.7	4.1
Covenants Not to Compete	5	2.4	1.1	1.3
Patents	4	1.0	0.1	0.9
Customer Lists	2-15	1.4	0.4	1.0
Other	7-15	1.3	0.1	1.2
		$ 57.8	$ 13.2	$ 44.6

Recorded purchased intangible asset amortization expense for the three months ended September 30, 2007 and 2006 was $1.9 million and $1.2 million, respectively.  Recorded purchased intangible asset amortization expense for the nine months ended September 30, 2007 and 2006 was $5.6 million and $3.8 million, respectively. Estimated purchased intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is $7.0 million, $5.5 million, $4.3 million, $3.6 million and $2.6 million, respectively.

7.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities are as follows (in millions):

	2007	2006

January 1,	$ 12.9	$ 12.0
Provision for warranty	10.3	11.1
Actual warranty costs	(10.4)	(10.8)
September 30,	$ 12.8	$ 12.3

8.	LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2007	December 31, 2006

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	200.0	200.0
Capitalized leases	1.7	1.1
	426.7	426.1
Less current maturities	(0.6)	(0.5)
Long-term debt	$ 426.1	$ 425.6

In September 2007, Bio-Rad entered into Amendment No. 2 to the Amended and Restated Credit Agreement (the “Credit Agreement”).  Amendment No. 2 amends certain provisions of the Credit Agreement including increasing the amount of borrowings permissible under the Credit Agreement to $200 million from $150 million, which may be increased up to an additional $50 million under certain conditions, and amending certain covenants to permit the acquisition by Bio-Rad of DiaMed including, but not limited to, the incurrence of certain indebtedness and liens in connection with such acquisition.

Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  Borrowings under the credit agreement are payable on June 21, 2010.  We had no outstanding balance as of September 30, 2007.

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

The Credit Agreement, the 6.125% Notes, and the 7.5% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test, an interest coverage test and a consolidated net worth test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all financial ratios as of September 30, 2007.

9.	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of adoption, we recognized a charge of approximately $5 million to the January 1, 2007 retained earnings balance.  As of the adoption date, we had gross tax effected unrecognized tax benefits of $13.3 million of which $12.8 million, if recognized, would affect the effective tax rate.  Also as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $1.9 million.  We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.

The following table summarizes the open tax years that are subject to examination by tax authorities as of September 30, 2007:

U.S.	1997 - 2006
Canada	2002 - 2006
U.K.	2001 - 2006
France	2004 - 2006
Germany	2004 - 2006
Japan	2002 - 2006
Italy	1999 - 2006

It is reasonably possible that within the next twelve months approximately $3.6 million of previously unrecognized tax benefits will be recorded.  These benefits are related to uncertainty regarding the sustainability of certain deductions for tax years that remain subject to examination by the relevant tax authorities.

10.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period less the weighted average number of unvested restricted shares outstanding.  Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of common stock equivalents that are to be added to the weighted average number of shares outstanding.  Common stock equivalents are excluded from the diluted earnings per share calculation if the effect would be anti-dilutive.

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average shares outstanding	26,765	26,407	26,668	26,342
Weighted average unvested restricted shares	(50)	--	(17)	--
Basic shares	26,715	26,407	26,651	26,342
Effect of potentially dilutive securities:
Stock options and restricted stock awards	555	564	546	558
Diluted weighted average common shares	27,270	26,971	27,197	26,900
Anti-dilutive shares	292	326	278	382

11.	SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with SFAS 123(R), Share-Based Payment, which was adopted January 1, 2006 utilizing the modified prospective transition method.

Description of Share-Based Compensation Plans

Stock Option and Award Plans

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

In April 2007, our stockholders approved the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan (the “2007 Plan”).  The 2007 Plan authorizes the grant to employees of stock options, restricted stock awards, stock appreciation rights and other types of equity awards.  A total of 1,650,360 shares have been reserved for issuance of equity awards and may be of either Class A or Class B Common Stock.  Generally, stock awards issued under the 2007 Plan vest in increments of 20% per year over a five-year period on the yearly anniversary date of the grant.  Stock options granted under the 2007 Plan have a ten year term.  At September 30, 2007, there were 1,488,380 shares available to be granted.

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

Share-Based Compensation Expense

Included in our share-based compensation expense is the cost related to stock option, restricted stock and restricted stock unit grants that vest after January 1, 2006, as well as the cost related to our ESPP stock purchases.

For the three months ended September 30, 2007 and 2006, we recognized pre-tax share-based compensation expense of $1.5 million and $1.4 million, respectively.  The tax benefit related to share-based compensation recognized in the income statement for the three months ended September 30, 2007 and 2006 was $0.3 million and $0.2 million, respectively.  For each of the nine months ended September 30, 2007 and 2006, we recognized pre-tax share-based compensation expense of $3.9 million.  The tax benefit related to share-based compensation recognized in the income statement for the nine months ended September 30, 2007 and 2006 was $0.8 million and $0.6 million, respectively.  We did not capitalize any share-based compensation expense.  In accordance with SFAS 123(R), we recognize share-based compensation net of estimated forfeitures.

For options granted before January 1, 2006, we amortized the fair value on an accelerated basis.  For options and awards granted after January 1, 2006, we amortized the fair value on a straight-line basis.  All stock compensation awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock compensation awards made during the three months ended September 30, 2007 included stock options, restricted stock and restricted stock units representing 162,980 shares of common stock.  The awards generally vest over 5 years at 20% per year based on continued service with Bio-Rad.

Stock Options

The weighted average fair value for stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	34%	--	34%	36%
Risk-free interest rate	4.72%	--	4.72%	4.62%
Expected life (in years)	8.5	--	8.5	7.4
Expected dividend	--	--	--	--
Weighted average fair value of
options granted	$ 37.05	--	$ 37.05	$ 29.85

Volatility was based on the historical volatilities of our common stock for a period equal to the stock option’s expected life.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the number of years that we estimate, based primarily on historical experience, that the options will be outstanding prior to exercise.  We do not anticipate paying any cash dividends in the future and therefore use an expected dividend yield of zero.

The following table summarizes our stock option activity during the first nine months of 2007:

			Weighted	Aggregate
		Weighted	Remaining	Intrinsic Value
		Average	Average	as of
		Exercise	Contractual	September 30, 2007
	Shares	Price	Term	(in millions)
Outstanding, beginning of period	1,667,769	$ 40.06
Granted	59,000	$ 75.09
Exercised	(192,286)	$ 26.46
Forfeited/Expired	(12,384)	$ 56.77
Outstanding, end of period	1,522,099	$ 43.00	5.80	$ 72.3

Exercisable, end of period	899,986	$ 32.22	4.59	$ 52.5

Intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of stock options exercised during each of the three month periods ended September 30, 2007 and 2006 was approximately $2.2 million and $3.2 million, respectively.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was approximately $10.9 million and $6.6 million, respectively.

Cash received from stock options exercised during the three months ended September 30, 2007 and 2006 was $1.5 million and $1.8 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $0.5 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively.  Cash received from stock options exercised during the nine months ended September 30, 2007 and 2006 was $5.1 million and $4.2 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $3.1 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, there was approximately $9.2 million of total unrecognized compensation cost related to stock options granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of approximately 2 years.

Restricted Stock

Restricted stock was granted during the third quarter under the 2007 Plan.  The fair value of each share of restricted stock is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes our restricted stock activity during the nine months ended September 30, 2007:

Weighted Average
	Restricted	Grant-Date
	Stock	Fair Value

Nonvested shares, beginning of period	--	--
Granted	75,970	$ 75.33
Vested	--	--
Cancelled/Forfeited	--	--
Nonvested shares, end of period	75,970	$ 75.33

As of September 30, 2007, there was approximately $4.7 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a weighted-average period of approximately 5 years.

Restricted Stock Units

Restricted stock units were granted during the third quarter under the 2007 Plan.  The fair value of each restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes our restricted stock unit activity during the nine months ended September 30, 2007:

		Weight Average
		Grant-Date
	Units	Fair Value

Outstanding, beginning of period	--	--
Granted	28,010	$ 75.33
Vested	--	--
Cancelled/Forfeited	(1,000)	$ 75.33
Outstanding, end of period	27,010	$ 75.33

As of September 30, 2007, there was approximately $1.6 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  That cost is expected to be recognized over a weighted-average period of approximately 5 years.

Employee Stock Purchase Plan

The fair value of the employees’ purchase rights was estimated using a Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	29%	24%	25%	30%
Risk-free interest rate	4.95%	5.01%	5.01%	4.59%
Expected life (in years)	0.25	0.25	0.25	0.25
Expected dividend	--	--	--	--
Weighted average fair value
of purchase rights	$ 16.23	$ 13.24	$15.59	$ 13.75

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

We sold 22,479 shares for $1.5 million and 21,645 shares for $1.2 million under our employee stock purchase plan for the three months ended September 30, 2007 and 2006, respectively.  We sold 65,507 shares for $4.0 million and 81,491 shares for $4.3 million under our employee stock purchase plan for the nine months ended September 30, 2007 and 2006, respectively.  At September 30, 2007, there were 442,043 authorized shares remaining in the employee stock purchase plan.

We currently issue new shares to satisfy stock option exercises, restricted stock issuances and ESPP stock purchases.

12.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

13.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest and investment income	$ (5.8)	$ (5.5)	$ (19.7)	$ (16.1)
Gain on exchange of stock	--	(4.7)	--	(4.7)
Other	0.1	(0.3)	0.3	(2.0)
Total other (income) expense, net	$ (5.7)	$ (10.5)	$ (19.4)	$ (22.8)

14.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income, as reported	$ 28.0	$ 23.2	$ 80.6	$ 86.6
Currency translation adjustments	20.8	(1.9)	29.4	17.6
Net unrealized holding gains (losses) on available-for-sale
investments net of tax effect of $2.3 and $0.5 million
for the three months ended September 30, 2007 and
2006 and $3.4 and $4.4 million for the nine months
ended September 30, 2007 and 2006, respectively	(4.0)	0.9	5.9	7.4
Total comprehensive income	$ 44.8	$ 22.2	$ 115.9	$ 111.6

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2007 and 2006 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2007	$143.0	$193.3	$3.4
	2006	$137.4	$164.4	$3.0

Segment profit (loss)	2007	$5.2	$24.5	$0.2
	2006	$6.3	$15.9	$(0.1)

Information regarding industry segments for the nine months ended September 30, 2007 and 2006 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2007	$430.6	$560.8	$10.0
	2006	$416.6	$504.8	$9.4

Segment profit (loss)	2007	$12.2	$76.5	$0.8
	2006	$24.8	$73.1	$(0.1)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Total segment profit	$ 29.9	$ 22.1	$ 89.5	$ 97.8
Foreign exchange gains (losses)	(0.3)	0.3	0.4	(1.0)
Net corporate operating, interest and
other income and expense not
allocated to segments	(0.2)	(0.5)	(1.0)	(1.4)
Other income (expense), net	5.7	10.5	19.4	22.8
Consolidated income before taxes	$ 35.1	$ 32.4	$ 108.3	$ 118.2

16.	LEGAL PROCEEDINGS

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

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2006 and this report for the quarter and nine months ended September 30, 2007.

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

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of research, healthcare, industrial, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results in manufacturing processes, research experiments and diagnostic tests, much of our revenues are recurring.  Approximately 37% of our year-to-date 2007 consolidated net sales are from the United States and approximately 63% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling.  As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations contributed to the increase in our consolidated sales expressed in US dollars in the current quarter and nine months ended September 30, 2007.

On a currency neutral basis, we estimate the in vitro diagnostic market is growing approximately 4% and is comprised of specialty areas experiencing significant growth offset by slower growth in the routine testing market.  Pricing for routine diagnostic tests is impacted by declining government reimbursement schedules, particularly in the United States, Japan, and Germany.

We estimate the overall average growth of the life science market is currently about 4% on a currency neutral basis.  Some spending on government sponsored research has slowed or is being deferred especially in Japan.  The market for BSE (bovine spongiform encephalopathy) tests continues to decline as countries with established testing programs reduce the required number of tests performed, resulting in competitive pricing pressures and lower average selling prices per test.  Current BSE testing levels are largely dependant on government mandates to safeguard the respective country’s beef supply.

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, we have identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, valuation of inventories, allowance for doubtful accounts, warranty reserves and litigation reserves as the accounting policies and estimates critical to the operations of Bio-Rad.  For a full discussion of these policies, please refer to our Form 10-K for the period ended December 31, 2006.

There have been no changes in Bio-Rad’s accounting policies during the three months and nine months ended September 30, 2007 except for the treatment of tax contingency accruals.  Effective January 1, 2007, Bio-Rad began to measure and record tax contingency accruals in accordance with FIN 48.  The expanded disclosure requirements of FIN 48 are presented in Note 9 to these consolidated condensed financial statements.

FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation.  FIN 48 also provides guidance on accounting for derecognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes.  Tax positions that meet the more-likely-than-not threshold are then measured to determine the amount of benefit to recognize in the financial statements.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2007	2006	2007	2006	2006

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.6	45.3	44.3	43.4	44.1
Gross profit	55.4	54.7	55.7	56.6	55.9
Selling, general and
administrative expense	34.6	34.8	34.5	34.0	34.5
Product research and
development expense,
excluding purchased
in-process research and
development	9.8	10.2	10.1	9.7	9.7
Net income	8.2%	7.6%	8.1%	9.3%	8.1%

Three Months Ended September 30, 2007 Compared to

Three Months Ended September 30, 2006

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the third quarter of 2007 rose 11.5% to $339.7 million from $304.8 million in the third quarter of 2006.  The positive impact to sales from a weakening US dollar represented $10.7 million of sales growth.  For consolidated Bio-Rad, on a currency neutral basis, third quarter 2007 sales grew 8% compared to the third quarter of 2006.  Before adjustment to a currency neutral basis, the Clinical Diagnostics segment sales grew by 17.6%, while the Life Science segment sales grew 4.1%.  On a currency neutral basis, Clinical Diagnostics segment sales growth was 13.5%, while Life Science segment sales grew 1.2%.  The Clinical Diagnostics segment had sales growth of greater than 10% before currency adjustment in each major product group with the most significant growth in quality control products.  Life Science segment sales growth, excluding the BSE product line, exceeded 8% before any adjustment for foreign currency.  Product lines providing growth in the Life Science segment were the recently acquired protein discovery tools, protein separation, multi-analyte detection and protein interaction systems.  The high number of antibody-based drugs commercialized or in clinical trials has resulted in strong sales of ceramic hydroxyl appetite (CHT) process chromatography media.  In addition, deliveries of the Bio-Plex multiplex immunoassay system to the Center for Disease Control’s BioWatch program have positively impacted third quarter sales with additional impact expected in the fourth quarter.  Sales of our BSE test declined, offsetting overall growth in the Life Science segment.  Geographically, locations with significant growth were the United States, Asia Pacific (excluding Japan) and Latin America.

Consolidated gross margins were 55.4% for the third quarter of 2007 compared to 54.7% for the third quarter of 2006 and 55.9% for the year 2006.  The Clinical Diagnostics segment gross margin improved from the prior year by approximately 1% as higher than planned sales resulted in improved absorption of fixed costs.  Life Science segment margins remained unchanged from the prior period.

Selling, general and administrative expenses (SG&A) represented 34.6% of sales for the third quarter of 2007 compared to 34.8% of sales for the third quarter of 2006.  SG&A grew by 11.1% without adjustment for the increase caused by currency which is estimated to have had a $3.0 million or 2.9% impact, accelerating growth.  The increase in SG&A was $7.9 million for the Clinical Diagnostics segment and $5.1 million for the Life Science segment.  Factors affecting the increase in SG&A expense are the acquisition of businesses from the fourth quarter of 2006, increased personnel costs and benefits and to a lesser extent facility and travel expenses.

Product research and development expense rose to $33.1 million or 9.8% of sales in the third quarter of 2007.  Both Life Science and Clinical Diagnostics segments increased with Clinical Diagnostics segment accounting for most of the increased spending.  Currency did not have a significant impact on the increase in research and development spending as most of this spending occurs in the United States.  Areas of interest for the Life Science segment are genomics, proteomics, process chromatography and food safety.  The Clinical Diagnostics segment areas of interest include additional assays for the BioPlex® 2200 system and enhancements to existing quality controls, diabetes monitoring and blood virus diagnostics.

Corporate Results – Other Items

Interest expense for the third quarter of 2007 declined by $0.4 million compared to the third quarter of 2006.  Average indebtedness remained virtually unchanged at $431 million in the third quarter of 2007.  Our debt is mainly fixed rate borrowings at 7.5% and 6.125%.  We will not be subjected to significant increased borrowing costs despite an increased interest rate environment unless we add new debt.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The exchange loss recorded in the current quarter and exchange gain in the prior year are both largely a result of the estimating process inherent in the timing of shipments and settling of intercompany debt.  We do not currently hedge the net intercompany payable of our Brazilian subsidiary denominated in US dollars and Euros.

Other income and expense, net for the third quarter of 2007 declined $4.8 million compared to the third quarter of 2006, which included a gain of $4.7 million related to the 2006 tendering of our ownership in Accent Optical Technologies, Inc. (Accent).

Our effective tax rate was approximately 20% for the third quarter of 2007 and 29% for the third quarter of 2006.  The effective tax rates for the third quarters of both 2007 and 2006 reflect tax benefits for nontaxable dividend income.  The lower effective tax rate for the third quarter of 2007 reflects benefits from tax audit settlements and adjustments necessary to reflect actual tax liabilities based on filing amended returns.  The benefit from filing amended returns is classified as noncurrent since it is not expected to be realized within one year.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Nine Months Ended September 30, 2007 Compared to

Nine Months Ended September 30, 2006

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the first nine months of 2007 rose 7.6% to $1.0 billion from $930.8 million in the first nine months of 2006.  The positive impact to sales from a weakening US dollar represented $35.3 million.  For Bio-Rad in total, on a currency neutral basis, sales grew 3.8% compared to the prior period.  Before adjustment to a currency neutral basis, the Clinical Diagnostics segment sales grew by 11.1% to $560.8 million and the Life Science segment sales grew 3.4% to $430.6 million.  On a currency neutral basis, Clinical Diagnostics segment sales increased 6.8% and Life Science segment sales increased by 0.1%.  The Clinical Diagnostics segment experienced sales growth in all product groups with the strongest growth in quality controls and clinical microbiology.  Sales growth was supplemented by a fourth quarter 2006 acquisition and the withdrawal of a competitor in the US HIV market.  On a currency neutral basis, Life Science segment sales grew 4.2% excluding the food science product line.  Sales gains were largely attributable to protein detection and interaction systems as well as process chromatography chemicals and reagents.  The ongoing decline in BSE sales continues to offset the growth in the remaining Life Science product lines.  Geographically, sales growth was strongest in the US and Asia, excluding Japan.

Consolidated gross margins were 55.7% for the first nine months of 2007 compared to 56.6% for the first nine months of 2006 and 55.9% for the year 2006.  The bioMérieux settlement in 2006 raised the Clinical Diagnostics segment’s gross margin by 1% for the year 2006 to date.  After excluding the impact of the bioMérieux settlement in 2006, the Clinical Diagnostics segment had a small improvement in margins estimated at less than 0.4%.  The gross profit percentage decreased by more than 1% for the Life Science segment and was the result of lower than planned sales volume, the newly acquired protein discovery products and further decline in the BSE product line.

Selling, general and administrative expenses (SG&A) represented 34.5% of sales for the first nine months of 2007 compared to 34.0% of sales in the prior year period.  Our SG&A increased 9.0% in absolute dollars before adjustment for any change in currency translation.  The weakening dollar increased international spending such that on a currency neutral basis, adjusted SG&A growth was 5.8%.  Spending increases primarily represent higher personnel costs from acquisitions and compensation increases.  To a lesser extent, facility, travel and information technology costs also contributed to the growth in SG&A expense.

Product research and development expense increased 11.8% to $100.7 million in the first nine months of 2007 compared to the same period in 2006.  In absolute dollar spending, the increase related to the Life Science and Clinical Diagnostics segments was $4.7 million and $6.3 million, respectively.  Areas of development for the Life Science segment were amplification, proteomics and process chromatography.  Clinical Diagnostics segment development efforts were focused on additional assays for the BioPlex 2200 testing platform, as well as enhancements to existing offerings in clinical microbiology, autoimmunity, diabetes monitoring, blood virus and quality control products.

Corporate Results  Other Items

Interest expense for the first nine months of 2007 declined by $0.5 million from the prior year to $23.6 million.  Our borrowing costs should remain relatively unchanged since $425 million of the total outstanding debt represents fixed rate borrowings at 7.5% and 6.125%, due in 2013 and 2014, respectively.  Additions to our average indebtedness in the form of new borrowings or the utilization of our current lines of credit would cause the cost component to rise.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The net gains for the first nine months of 2007 generally represents the unhedged position of the current intercompany debt of our Brazilian subsidiary.  Losses in 2006 reflect the result of the estimating process involved in forecasting the timing of shipments and intercompany payments.

Other income and expense, net for the first nine months of 2007 includes investment income, generally consisting of interest income on our cash and cash equivalents, short-term investments, marketable securities and any notes receivable.  We also include in this category any gains or losses associated with the sale or disposal of any surplus manufacturing equipment or other productive assets.  The decline in other income and expense is the net result of generally higher returns on invested funds offset by the absence of the gain relating to the 2006 tendering of our ownership interest in Accent.

Bio-Rad’s effective tax rate was approximately 26% for the first nine months of 2007 and 27% for the first nine months of 2006.  The effective tax rates for both nine month periods are lower than the statutory rate due to tax benefits for nontaxable dividend income.  The 2007 effective tax rate reflects benefits for research and development tax credits and adjustments necessary to reflect actual tax liabilities based on filing amended returns.  The benefit from filing amended returns is classified as noncurrent since it is not expected to be realized within one year.  The 2006 effective tax rate reflects a benefit for export sales.

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

As of September 30, 2007, we had available $472.8 million in cash and cash equivalents and $70.6 million of short-term investments.  We also had $25.8 million available under international lines of credit.  Under the $200.0 million Amended and Restated Credit Agreement we have $195.6 million available with $4.4 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies related to the deductible on the co-insurance provision of policies issued for us as the beneficiary.  Closing the DiaMed acquisition on October 1, 2007 required $409 million of our cash and cash equivalents.  After the closing, Bio-Rad will conduct a tender offer to acquire the remaining shares of DiaMed estimated at September 30, 2007 to be approximately $65 million.  After funding the acquisition, management believes that the remaining availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, and capital additions for plant, equipment and systems.

Cash Flows from Operations

Net cash provided by operations was $88.4 million and $63.4 million for the nine months ended September 30, 2007 and 2006, respectively.  The principal components of the change in cash flow from operations is the absence of the $44.2 million payment relating to the Applera settlement in 2006, offset by higher income tax payments.  Additionally, the 2006 period benefited from the bioMérieux royalty settlement which provided approximately $11.7 million in cash flow.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies.

Cash Flows for Investing Activities

Net capital expenditures totaled $45.9 million for the nine months ended September 30, 2007 compared to $38.1 million for the same period of 2006.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  All periods include reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase our reagents for use.  An increase in the investment in reagent rental equipment has occurred in connection with the introduction of the BioPlex 2200 multi-analyte system into the diagnostic testing market and improved placements of blood virus testing equipment.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.

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

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time of which $3.3 million is remaining.  Our credit agreements restrict our ability to repurchase our stock.  There were no share repurchases made in the first nine months of 2007 or for the year 2006.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2007, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

A discussion of risk factors relevant to Bio-Rad is included in our Form 10-K for the year ended December 31, 2006 as filed on March 1, 2007.  There have been no significant changes to these risk factors as of September 30, 2007.

Looking to the fourth quarter of 2007, we are including this additional risk factor related to DiaMed Holding AG (DiaMed).

We may experience difficulties in integrating DiaMed, or we may not be able to realize the anticipated benefits from the acquisition.

On October 1, 2007 we acquired 77.7% of the stock of DiaMed, a private Swiss company, which had not been subject to the requirements of United States generally accepted accounting principles including interim reporting.  We must assess and test their disclosure controls, procedures and internal controls over financial reporting.  Achieving the benefits of the acquisition of DiaMed depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the acquired business into Bio-Rad.  Factors that could affect our ability to achieve these benefits include:

•	difficulties in integrating and managing personnel, financial reporting, information technology and other systems used by DiaMed;
•	the failure of DiaMed to perform in accordance with our expectations;
•	insufficient new revenue to offset expenses;
•	deficiencies in DiaMed’s disclosure controls and procedures and internal controls over financial reporting;
•	any future impairment charges that we may incur with respect to the assets of DiaMed;
•	the loss of acquired business customers;
•	the loss of any of the key employees;
•	diversion of management’s attention from other business concerns;
•	entering new markets in which we have little or no experience;
•	new regulatory requirements;
•	unidentified issues not discovered in our due diligence process;

We cannot assure you that we will successfully overcome these risks or any other problems we encounter in connection with this acquisition.  This acquisition could adversely affect our business, financial position or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits
(a) Exhibits

The following documents are filed as part of this report:

Exhibit No.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	November 8, 2007	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	November 8, 2007	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer