Form 10-K
period 2007-12-31
BIO RAD LABORATORIES INC
filed 2008-02-29
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware	94-1381833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive, Hercules, California	94547
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(510) 724-7000
Securities registered pursuant to Section 12(b) of the Act:
Name of Each Exchange
Title of Each Class	on Which Registered

Class A Common Stock Par Value $0.0001 per share	American Stock Exchange

Class B Common Stock Par Value $0.0001 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		[ X ] Yes	[ ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		[ ] Yes	[ X ] No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		[ X ] Yes	[ ] No
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

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the
Registrant’s Class A Common Stock held by non-affiliates was approximately $1,363,506,563 and the aggregate market value of the registrant’s
Class B Common Stock held by non-affiliates was approximately $36,929,400.

As of February 22, 2008, there were 21,889,861 shares of Class A Common Stock and 5,078,078 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference

	Document	Form 10-K Parts
(1)	Annual Report to Stockholders for the fiscal year
	ended December 31, 2007 (specified portions)	I, II, IV

(2)	Definitive Proxy Statement to be mailed to stockholders
in connection with the registrant's 2008 Annual Meeting
	of Stockholders (specified portions)	III

P A R T I

ITEM 1.	BUSINESS

General

Founded in 1952 and incorporated in 1957, Bio-Rad Laboratories, Inc. (referred to in this report as “Bio-Rad,” “we,” “us,” and “our”) was initially engaged in the development and production of specialty chemicals used in biochemical, pharmaceutical and other life science research applications.  In 1967, Bio-Rad entered the field of clinical diagnostics with the development of its first test kit based on separation techniques and materials developed for life science research.  Bio-Rad expanded into the field of analytical and measuring instrument systems through internal research and development efforts and acquisitions in the late 1970's and 1980's.  In 1999, Bio-Rad acquired the stock of Pasteur Sanofi Diagnostics and the rights to certain ancillary assets.  This strengthened our position in the HIV and infectious disease diagnostic product market.  In 2000 and 2004, Bio-Rad divested its semiconductor, optoelectronic metrology and confocal microscopy product lines.  In late 2007, we acquired 77.7% of the registered shares or 85.96% of the outstanding shares of DiaMed Holding AG.  This acquisition has enhanced our position in the immunahematology market.

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

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  For a description of business and financial information on industry and geographic segments, see Note 15 on pages 34 through 37 of Exhibit 13.1, which is incorporated herein by reference.

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

Seasonal Operations and Backlog

Our business is not inherently seasonal.  However, the European custom of concentrating vacation during the summer months usually tempers third quarter sales volume and operating income.

For the most part, we operate in markets characterized by short lead times and the absence of significant backlogs.  Management has concluded that backlog information is not material to our business as a whole.

Sales and Marketing

Each of Bio-Rad's segments maintains a sales force to sell its products on a direct basis.  Each sales force is technically trained in the disciplines associated with its products.  Sales are also generated through direct mail advertising, exhibits at trade shows and technical meetings, telemarketing, e-commerce and by extensive advertising in technical and trade publications.  Sales and marketing efforts are augmented by technical service departments that assist customers in effective product utilization and in new product applications.  We also produce and distribute technical literature and hold seminars for customers on the use of our products.

Our customer base is broad and diversified.  In 2007, no single customer accounted for more than 2% of our total net sales.  Our sales are affected by certain external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding would have a detrimental effect on the results of this segment.

Most of our international sales are generated by our wholly-owned subsidiaries and their branch offices.  Certain of these subsidiaries also have manufacturing facilities.  While Bio-Rad's international operations are subject to certain risks common to foreign operations in general, such as changes in governmental regulations, import restrictions and foreign exchange fluctuations, our international operations are principally in developed nations, which we regard as presenting no significantly greater risks to its operations than are present in the United States.

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

Because of the breadth of its product lines, the Life Science segment does not face the same competitors for all of its products.  Competitors in this market include GE Biosciences, Invitrogen, Qiagen, Thermo Fisher Scientific and Applied BioSystems.  We compete primarily based on meeting performance specifications.

Competitors in the Clinical Diagnostics segment range in size from small private companies to large multinational corporations.  We compete mainly in specific market niches and do not attempt to pursue the most competitive general diagnostics markets.  We compete based on our technological ability to provide customers with very specific tests and believe we are usually a significant competitor within our market niche.  Competitors include Abbott Laboratories, bioMérieux, OCD, Roche Diagnostics, Tosoh, Inova, diaSorin and Siemens.

Product Research and Development

We conduct extensive product research and development activities in all areas of our business, employing approximately 810 people worldwide in these activities.  Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development and testing of new products and applications, we consult with scientific and medical professionals at universities, hospitals and medical schools, and in industry.  Excluding in-process research and development, we spent approximately $140.5 million, $123.4 million and $115.1 million on research and development activities during the years ended December 31, 2007, 2006 and 2005, respectively.

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

Our operations are subject to federal, state, local and foreign environmental laws and regulations that govern such activities as transportation of goods, emissions to air and discharges to water, as well as handling and disposal practices for solid, hazardous and medical wastes.  In addition to environmental laws that regulate our operations, we are also subject to environmental laws and regulations that create liabilities and clean-up responsibility for spills, disposals or other releases of hazardous substances into the environment as a result of our operations or otherwise impacting real property that we own or operate.  The environmental laws and regulations could also subject us to claims by third parties for damages resulting from any spills, disposals or releases resulting from our operations or at any of our properties.

Employees

At December 31, 2007, Bio-Rad had approximately 6,400 full-time employees.  Fewer than 8% of Bio-Rad's approximately 2,760 U. S. employees are covered by a collective bargaining agreement which will expire on November 7, 2009.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  Bio-Rad considers its employee relations in general to be good.

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

ITEM 1A	RISK FACTORS

We may experience difficulties in integrating DiaMed, or we may not be able to realize the anticipated benefits from the acquisition.

On October 1, 2007, we acquired approximately 77.7% of the registered shares, or 85.96% of the outstanding shares, of DiaMed, a private Swiss company, which prior to the acquisition had not been subject to the requirements of United States generally accepted accounting principles including interim reporting.  We must assess and test their disclosure controls, procedures and internal controls over financial reporting in 2008.  Achieving the benefits of our acquisition of DiaMed depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the acquired business into Bio-Rad.  Factors that could affect our ability to achieve these benefits include:

•	difficulties in integrating and managing personnel, financial reporting, information technology and other systems used by DiaMed;
•	the failure of DiaMed to perform in accordance with our expectations;
•	insufficient new revenue to offset expenses;

•	deficiencies in DiaMed’s disclosure controls and procedures and internal controls over financial reporting;
•	any future impairment charges that we may incur with respect to the goodwill, purchased intangibles or other assets of DiaMed;
•	the loss of acquired business customers;
•	diversion of management’s attention from other business concerns;
•	entering new markets in which we have little or no experience;
•	new regulatory requirements;
•	any issues related to DiaMed’s intellectual property, including protecting DiaMed’s intellectual property and risks that DiaMed’s intellectual property infringes the rights of others;
•	unidentified issues not discovered in our due diligence process.

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

A significant portion of our sales are made outside of the United States.  Our foreign subsidiaries generated 66% of our net sales in the year ended December 31, 2007.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

A portion of our revenues and profits derive from the sale of our tests for Bovine Spongiform Encephalopathy (BSE or “mad cow” disease).  We believe that there are multiple other competitors that offer BSE tests approved by regulatory authorities in Europe and Japan.  Further, government subsidies have supported purchases by our customers of BSE tests.  If governments in our key markets cease or substantially reduce the subsidies provided, we may have to lower prices for, or experience reduced sales of our BSE tests.  Finally, if the threat to the world food supply from BSE was materially reduced, either through eradication of BSE or otherwise, sales of BSE tests would materially decline.  If any of these events were to occur, it could have a material negative impact on our financial condition or results of operations.

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

If we experience a disruption of our information technology systems, or if we fail to successfully implement, manage and integrate our information technology and reporting systems, it could harm our business.

Our information technology (IT) systems are an integral part of our business, and a serious disruption of our IT systems could have a material adverse effect on our business and results of operations.  We depend on our IT systems to process orders, manage inventory and collect accounts receivable.  Our IT systems also allow us to efficiently purchase products from our suppliers and ship products to our customers on a timely basis, maintain cost-effective operations and provide customer service.  We cannot assure you that our contingency plans will allow us to operate at our current level of efficiency.

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

We may in the future incur capital and operating costs to comply with currently existing laws and regulations, and possible new statutory enactments, and these expenditures may be significant.  We have incurred, and may in the future incur, fines related to environmental matters and liability for costs or damages related to spills or other releases of hazardous substances into the environment at sites where we have operated, or at off-site locations where we have sent hazardous substances for disposal.  In that regard, we currently are investigating soil and groundwater contamination at one of our properties under the oversight of a state agency.  Based on the currently available information, we believe that the costs to clean up this contamination will not have a material adverse effect on the future results of our operations or our financial condition.  We can provide no assurance, however, that such matters or any future obligations to comply with environmental laws and regulations will not have a material impact on our operations or financial condition.

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

The benefits of any acquisition may prove to be less than anticipated and may not outweigh the costs reported in our financial statements.  Completing any potential future acquisition could cause significant diversion of our management’s time and resources.  If we acquire new companies, products or technologies, we may be required to assume contingent liabilities or record impairment charges for goodwill and other intangible assets over time.  We cannot assure you that we will successfully overcome these risks or any other problems we encounter in connection with any acquisitions, and any such acquisitions could adversely affect our business, financial position or operating results.

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

As of February 22, 2008, the Schwartz family collectively held approximately 16% of our Class A Common Stock and 89% of our Class B Common Stock.  As a result, the Schwartz family is able to elect a majority of the directors, effect fundamental changes in our direction and control matters affecting us, including the allocation of business opportunities that may be suitable for our company.  In addition, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

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

Natural disasters, terrorist attacks or acts of war may cause damage or disruption to us and our employees, facilities, information systems, security systems, vendors and customers, which could significantly impact our net sales, costs and expenses, and financial condition.

We have significant manufacturing and distribution facilities located in Southern and Northern California.  California has experienced a number of earthquakes, wildfires, flooding, landslides and other natural disasters in recent years.  The occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage.  Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States, and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained or incorporated in this document.  Any of these events could cause a decrease in our revenue, earnings and cash flows.

We may incur losses in future periods due to write-downs in the value of financial instruments.

We have positions in a variety of financial instruments including asset backed securities and other similar instruments. Financial markets are quite volatile and the markets for these securities can be illiquid. The value of these securities will continue to be impacted by external market factors including default rates, changes in the value of the underlying property, such as residential or commercial real estate, rating agency actions, the prices at which observable market transactions occur and the financial strength of various entities, such as financial guarantors who provide insurance for the securities. Should we need to liquidate these positions for cash, our ability to sell these instruments without significant losses may also be limited by the market environment.

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under the notes.

As of December 31, 2007 we and our subsidiaries have approximately $452.8 million of outstanding indebtedness.  In addition, the indenture governing the notes permits us to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenant contained in the indenture.

The following chart shows certain important credit statistics.

At December 31, 2007
(in millions)
Total debt	$ 452.8
Stockholders’ equity	$ 971.7
Debt to equity ratio	0.5

The incurrence of substantial amounts of debt may have important consequences to you.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt; and
•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We own our corporate headquarters located in Hercules, California.  The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Richmond, California	Owned/Leased
	Hercules, California	Owned/Leased
	Riom, France	Owned/Leased

Clinical
Diagnostics	Hercules, California	Owned/Leased
	Irvine, California	Leased
	Greater Seattle area, Washington	Owned/Leased
	Plano, Texas	Leased
	Lille, France	Owned
	Greater Paris area, France	Leased
	Nazareth-Eke, Belgium	Leased
	Cressier, Switzerland	Owned/Leased

Most manufacturing and research facilities also house administration, sales and distribution activities.  In addition, we lease office and warehouse facilities in a variety of locations around the world.  The facilities are used principally for sales, service, distribution and administration for both segments.

ITEM 3.	LEGAL PROCEEDINGS

Note 14, “Legal Proceedings,” appearing on page 34 of Exhibit 13.1 is incorporated herein by reference.

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

	Class A		Class B
	High	Low	High	Low

2007
Fourth Quarter	107.57	90.68	107.92	91.80
Third Quarter	91.53	74.16	90.67	73.67
Second Quarter	75.57	68.81	74.75	68.75
First Quarter	87.64	67.67	87.25	67.49

2006
Fourth Quarter	84.01	68.91	83.57	70.51
Third Quarter	73.73	63.65	73.00	64.84
Second Quarter	71.30	62.15	71.32	62.00
First Quarter	68.18	57.25	68.36	58.60

On February 22, 2008, we had 565 holders of record of Class A Common Stock and 182 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

The section headed “Stock Performance Graph” in the Annual Report to Stockholders for the fiscal year ended December 31, 2007 is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The table headed “Summary of Operations and Selected Financial Data” appearing on page 1 of Exhibit 13.1 is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The section headed “Management's Discussion and Analysis of Results of Operations and Financial Condition” appearing on pages 40 through 52 of Exhibit 13.1 is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The section headed “Financial Risk Management” appearing on pages 51 and 52 of Exhibit 13.1 is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Report of Independent Registered Public Accounting Firm appearing on pages 2 through 39 of Exhibit 13.1 are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Bio-Rad Laboratories, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of our financial statements presented in accordance with generally accepted accounting principles.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of Bio-Rad’s internal control over financial reporting as of December 31, 2007.  Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DiaMed Holding AG, Inc., acquired on October 1, 2007, which are included in our fiscal 2007 consolidated financial statements and which consisted of 42% and 31% of net and total assets, respectively, and 4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2007.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements of Bio-Rad Laboratories, Inc. for the three years ended December 31, 2007 and have issued an attestation report on the effectiveness of Bio-Rad’s internal control over financial reporting, as stated in their report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with its 2008 annual meeting of stockholders (the “2008 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Bio-Rad’s Board of Directors has determined that Mr. Ruediger Naumann-Etienne and Mr. Louis Drapeau are “audit committee financial experts,” as defined in Item 401(h) of Regulation S-K.  Mr. Naumann-Etienne and Mr. Drapeau are also “independent” directors, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 121A of the American Stock Exchange Company Guide.

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

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2008 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”  In addition, the information from a portion of the 2008 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2008 Proxy Statement under “Principal and Management Stockholders.”

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,418,401	$ 43.64	1,916,402 (2)

Equity compensation plans not approved by stockholders	--	--	--

Total	1,418,401	$ 43.64	1,916,402

(1)

Consists of the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan, the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

(2)

Consists of 1,490,240 shares available under the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and 426,162 shares available for issuance under the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2008 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2008 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

P A R T IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Index to Financial Statements

	The following Consolidated Financial Statements are included in Exhibit 13.1 and
	are incorporated herein by reference pursuant to Item 8:
		Page in
		Exhibit 13.1

	Consolidated Balance Sheets at December 31, 2007 and 2006	2-3

	Consolidated Statements of Income for each of the three years
	in the period ended December 31, 2007	4

	Consolidated Statements of Cash Flows for each of the
	three years in the period ended December 31, 2007	5

	Consolidated Statements of Changes in Stockholders' Equity
	for each of the three years in the period ended December 31, 2007	6

	Notes to Consolidated Financial Statements	7-37

	Report of Independent Registered Public Accounting Firm	38-39

2.	Index to Financial Statement Schedule

		Page in
		Form 10-K

	Schedule II Valuation and Qualifying Accounts	18
	Report of Independent Registered Public Accounting Firm	19

All other financial statement schedules are omitted because they are not required or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 21 through 25 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

Reserve for doubtful accounts receivable

	Balance at	Additions
	Beginning	Charged to Costs			Balance at
	of Year	and Expenses	Deductions	Other (A)	End of Year

2007	$ 15,265	$ 3,925	$ (3,227)	$ 5,447	$ 21,410
2006	$ 13,301	$ 1,931	$ (537)	$ 570	$ 15,265
2005	$ 13,406	$ 1,669	$ (1,774)	--	$ 13,301

(A)  Due to acquisitions.

Valuation allowance for current and long-term deferred tax assets

	Balance at		Deductions
	Beginning		Charged to Costs		Balance at
	of Year	Additions	and Expenses	Other (B)	End of Year

2007	$ 26,494	$ 9,079	$ (5,551)	$ 1,097	$ 31,119
2006	$ 17,737	$ 6,102	$ (1,770)	$ 4,425	$ 26,494
2005	$ 18,023	$ 4,590	$ (4,876)	--	$ 17,737

(B)  Due to acquisitions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bio-Rad Laboratories, Inc.

Hercules, California

We have audited the consolidated financial statements of Bio-Rad Laboratories, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company's internal control over financial reporting as of December 31, 2007, and have issued our report thereon dated February 29, 2008 (which report on the financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of new accounting standards in 2007 and 2006); such report is included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)2.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte Touche LLP
San Francisco, California
February 29, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Sanford S. Wadler
Sanford S. Wadler
Secretary

Date:	February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Norman Schwartz	President and Director	February 29, 2008
(Norman Schwartz)

Principal Financial Officer
/s/ Christine A. Tsingos___	Vice President,
(Christine A. Tsingos)	Chief Financial Officer	February 29, 2008

Principal Accounting Officer
/s/ James R. Stark________	Corporate Controller	February 29, 2008
(James R. Stark)

Other Directors:
/s/ James J. Bennett______	Director	February 29, 2008
(James J. Bennett)

/s/ Louis Drapeau_____	Director	February 29, 2008
(Louis Drapeau)

/s/ Albert J. Hillman______	Director	February 29, 2008
(Albert J. Hillman)

/s/ Ruediger Naumann-Etienne	Director	February 29, 2008
(Ruediger Naumann-Etienne)

/s/ Alice N. Schwartz______	Director	February 29, 2008
(Alice N. Schwartz)

/s/ David Schwartz________	Director	February 29, 2008
(David Schwartz)

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

2.1	Share Purchase Agreement as of May 14, 2007 by and among Bio-Rad Laboratories,
Inc. and certain selling shareholders regarding the purchase of 77.6765% of the equity of DiaMed Holding AG. (17)

3.1	Restated Certificate of Incorporation, as of February 8, 2002. (1)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of
Bio-Rad Laboratories, Inc., as of May 6, 2004. (2)

3.2	Bylaws of the Registrant, as amended February 19,1980. (3)

4.1	Credit Agreement dated as of September 9, 2003 among Bio-Rad
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
(Illinois)), as lender and Administrative Agent, Wells Fargo Bank, N.A. and
Union Bank of California, N.A., as Syndication Agents and ABN AMRO
Bank N.V. and BNP Paribas, as Documentation agents. (5)

4.1.2	Amendment No. 2 to Amended and Restated Credit Agreement dated as of
September 27, 2007 among Bio-Rad Laboratories, Inc., the lenders referred to herein, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office
Chicago), as lender and contractual representative. (18)

4.2	Pledge Amendment dated as of September 9, 2003 among Bio-Rad
Laboratories, Inc., and Bank One, N.A., as contractual representative. (4)

4.3	Security Agreement dated as of September 9, 2003 among Bio-Rad Laboratories, Inc., as Grantor and Bank One N.A., as Administrative Agent. (4)

4.4	Indenture dated as of August 11, 2003 for 7.50% Senior Subordinated Notes due 2013
among Bio-Rad Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as
Trustee. (4)

4.5	The Exchange and Registration Rights Agreement dated as of August 11, 2003 for
7.50% Senior Subordinated Notes due 2013. (4)

4.6	Indenture dated as of December 21, 2004, between Bio-Rad Laboratories, Inc.
and Wells Fargo National Bank, as trustee. (6)

10.1	Amended and Restated Credit Agreement, dated as of June 21, 2005, by and among
Bio-Rad Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A.
(successor by merger to Bank One, NA(Main Office Chicago)), as a lender and administrative agent,Wells Fargo Bank, N.A. and Union Bank of California N.A.,
as syndication agents and ABN AMRO Bank N.V. and BNP Paribas, as documentation agents. (7)

10.1.1	Amendment No. 1 to Amended and Restated Credit Agreement. (8)

10.2	Amended and Restated Security Agreement, dated as of June 21, 2005, between
Bio-Rad Laboratories, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as administrative agent. (7)

10.3	Amended and Restated Pledge Agreement, dated as of June 21, 2005, between
Bio-Rad Laboratories, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to
Bank One, NA (Main Office Chicago)), as administrative agent. (7)

10.4	1994 Stock Option Plan. (9)

10.4.1	Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated April 28, 1998. (10)

10.4.2	Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated December 6, 1999. (10)

10.4.3	Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated September 19, 2000. (10)

10.4.4	Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated April 25, 2001. (11)

10.5	Amended and Restated 1988 Employee Stock Purchase Plan. (12)

10.5.1	Amendment to the Amended 1988 Employee Stock Purchase Plan. (11)

10.6	Employees' Deferred Profit Sharing Retirement Plan (Amended and Restated
effective January 1, 1997). (13)

10.7	2003 Stock Option Plan. (14)

10.7.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (19)

10.8	2007 Incentive Award Plan (21)

10.10	Non-competition and employment continuation agreement with
James J. Bennett. (15)

10.13	Stock Purchase Agreement dated as of August 16, 2004 by and between Bio-Rad,
MJ GeneWorks, Incorporated, Michael J. Finney and John D. Finney, excluding exhibits and schedules. Pursuant to Regulation S-K Item 601(b)(2), the exhibits and schedules to this agreement have not been filed. We agree to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request. We have requested confidential treatment of certain portions of this agreement. (16)

10.14	Connecticut Settlement Agreement dated as of February 9, 2006 by and between
Bio-Rad Laboratories, Inc., MJ Research, Inc., and Applera Corporation, through its
Applied Biosystems Group. (16)

10.15	Real-Time Settlement Agreement dated as of February 9, 2006 by and between
Bio-Rad Laboratoreis, Inc., MJ Research Inc., and Applera Corporation, through its Applied Biosystems Group. (16)

10.15.1	Amendment No. 1 to Real-Time Settlement Agreement dated as of May 4, 2007 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and Applera Corporation,
through its Applied Biosystems Group.(20)

10.16	Amended and Restated Thermal Cycler Supplier Agreement dated as of February 9,
2006 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and Applera
Corporation, through its Applied Biosystems Group. (16)

10.17	Real-Time Instrument Patent License Agreement dated as of February 9, 2006, by and between Bio-Rad Laboratories, Inc., Mj Research, Inc., and Applera
Corporation through its Applied Biosystems Group. (16)

10.17.1	Amendment No. 1 to Real-Time Patent License Agreement dated as of May 4, 2007 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and Applera
Corporation through its Applied Biosystems Group.(20)

13.1	Excerpt from Annual Report to Stockholders' for the fiscal year ended
December 31, 2007 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)
(17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)
(17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
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
Form 10-Q filing, dated November 12, 1998.

(13)	Incorporated by reference from the Exhibits to Bio-Rad’s September 30, 1997,
Form 10-Q filing, dated November 13, 1997.

(14)	Incorporated by reference from the Exhibits to Bio-Rad’s March 31, 2003,
Form 10-Q filing, dated May 13, 2003.

(15)	Incorporated by reference from the Exhibits to Bio-Rad’s December 31, 1996
Form 10-K filing, dated March 27,1997.

(16)	Incorporated by reference from the Exhibits to Bio-Rad’s March 31, 2006
Form 10-Q filing, dated May 9, 2006.

(17)	Incorporated by reference from the Exhibits to Bio-Rad’s May 14, 2007 Form 8-K filing, dated May 14, 2007.

(18)	Incorporated by reference from the Exhibits to Bio-Rad’s September 27, 2007
Form 8-K filing, dated October 3, 2007.

(19)	Incorporated by reference from the Exhibits to Bio-Rad’s March 31, 2007
Form 10-Q filing, dated May 4, 2007.

(20)	Incorporated by reference from the Exhibits to Bio-Rad’s June 30, 2007
Form 10-Q filing, dated August 8, 2007.

(21)	Incorporated by reference from the Exhibits to Bio-Rad’s S-8 filing, dated
July 30, 2007.