Form 10-Q
period 2008-03-31
BIO RAD LABORATORIES INC
filed 2008-05-08
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission file number		1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware			94-1381833
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive, Hercules, California			94547
(Address of principal executive offices)			(Zip Code)
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

			X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).
				Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Class			Shares Outstanding at April 30, 2008
Class A Common Stock,
Par Value $0.0001 per share			21,932,431

Class B Common Stock,
Par Value $0.0001 per share			5,077,248

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$ 422,197	$ 322,508
Cost of goods sold	195,314	143,127
Gross profit	226,883	179,381
Selling, general and administrative expense	139,655	107,750
Product research and development expense	37,489	32,781
Interest expense	7,957	7,869
Foreign exchange (gains) losses, net	2,593	(272)
Other (income) expense, net	(193)	(6,186)
Income before taxes and minority interests	39,382	37,439
Provision for income taxes	(10,823)	(10,442)
Minority interests in earnings of consolidated subsidiaries	(2,064)	--
Net income	$ 26,495	$ 26,997

Basic earnings per share:
Net income	$ 0.99	$ 1.02
Weighted average common shares	26,881	26,580

Diluted earnings per share:
Net income	$ 0.96	$ 0.99
Weighted average common shares	27,464	27,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS:
Cash and cash equivalents	$ 129,480	$ 161,764
Short-term investments	47,643	61,977
Accounts receivable, net	366,509	358,076
Inventories, net	365,059	321,015
Prepaid expenses, taxes and other current assets	140,340	126,142
Total current assets	1,049,031	1,028,974
Net property, plant and equipment	287,573	271,561
Goodwill	352,671	328,439
Purchased intangibles, net	232,614	210,304
Other assets	131,399	132,316
Total assets	$ 2,053,288	$ 1,971,594

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 98,929	$ 96,470
Accrued payroll and employee benefits	96,836	121,255
Notes payable and current maturities of long-term debt	15,677	15,627
Sales, income and other taxes payable	36,832	27,905
Litigation accrual	3,430	5,473
Accrued royalties	37,175	44,069
Other current liabilities	98,567	103,369
Total current liabilities	387,446	414,168
Long-term debt, net of current maturities	442,446	441,805
Deferred tax liabilities	48,773	51,215
Other long-term liabilities	62,107	58,282
Total liabilities	940,772	965,470

Minority interests	30,249	34,434

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized;
none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares
authorized; outstanding – 21,920,299 at March 31, 2008 and
21,877,695 at December 31, 2007	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares
authorized; outstanding – 5,077,778 at March 31, 2008 and
5,006,400 at December 31, 2007	1	1
Additional paid-in capital	105,996	98,629
Retained earnings	788,562	762,067
Accumulated other comprehensive income:
Currency translation and other	187,706	110,991
Total stockholders’ equity	1,082,267	971,690
Total liabilities, minority interests and stockholders’ equity	$ 2,053,288	$ 1,971,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$ 436,521	$ 327,214
Cash paid to suppliers and employees	(421,973)	(324,067)
Litigation settlement	(1,098)	(1,033)
Interest paid	(8,938)	(8,540)
Income tax payments	(6,398)	(12,424)
Miscellaneous receipts	1,668	7,987
Excess tax benefits from share-based compensation	(1,959)	(1,778)
Net cash used in operating activities	(2,177)	(12,641)

Cash flows from investing activities:
Capital expenditures, net	(19,045)	(10,636)
Payments for acquisitions and long-term investments	(17,106)	(860)
Payments on purchase of intangible assets	(675)	(675)
Purchases of marketable securities and investments	(24,872)	(71,930)
Sales of marketable securities and investments	32,779	95,662
Foreign currency economic hedges, net	(6,045)	297
Net cash provided by (used in) investing activities	(34,964)	11,858

Cash flows from financing activities:
Net borrowings (payments) under line-of-credit arrangements	(668)	1,463
Payments on long-term debt	(2,190)	(123)
Proceeds from issuance of common stock	3,688	4,147
Excess tax benefits from share-based compensation	1,959	1,778
Net cash provided by financing activities	2,789	7,265

Effect of exchange rate changes on cash	2,068	225
Net increase (decrease) in cash and cash equivalents	(32,284)	6,707
Cash and cash equivalents at beginning of period	161,764	223,607
Cash and cash equivalents at end of period	$ 129,480	$ 230,314

Reconciliation of net income to net cash used in operating activities:
Net income	$ 26,495	$ 26,997
Adjustments to reconcile net income to net cash used in
operating activities excluding the effects of acquisitions:
Depreciation and amortization	23,740	14,375
Minority interests	2,064	--
Share-based compensation	1,586	1,266
Excess tax benefits from share-based compensation	(1,959)	(1,778)
Decrease in accounts receivable	11,504	5,134
Increase in inventories	(16,715)	(5,486)
Increase in other current assets	(3,884)	(8,981)
Decrease in accounts payable and other current liabilities	(53,844)	(40,684)
(Decrease) increase in income taxes payable	2,912	(1,562)
Decrease in litigation accrual	(1,098)	(1,033)
Other	7,022	(889)
Net cash used in operating activities	$ (2,177)	$ (12,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

In this report, “Bio-Rad,” “we,” “us,” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Estimates have been prepared on the basis of the best available information.  Actual results could differ materially from those estimates.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We are in the process of evaluating the new disclosure requirements under SFAS 161.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We do not expect this adoption to have a material impact on our financial statements.  See Note 16.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  We have adopted this statement as of January 1, 2008.  The adoption created no impact to our financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations.  SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statement and separate from the parent company’s equity.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This statement is effective for us on January 1, 2009.  We are still in the process of evaluating the impact that SFAS 160 will have on our Consolidated Financial Statements.

2.	ACQUISITIONS

On October 1, 2007, we purchased 85.96% of the outstanding shares of DiaMed Holding AG (DiaMed), a private Swiss company that develops, manufactures and markets a complete line of reagents and instruments used in blood typing and screening.  Please see the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 for further disclosure on the acquisition of shares of DiaMed from the majority shareholders and the forthcoming tender offer to minority shareholders.

In March 2008, we acquired an additional 556 shares of DiaMed.  This brings our total ownership of the outstanding shares of DiaMed to 89.54%.  The owners of the 556 shares received a first payment of approximately $14 million with a second payment to be paid when the tender offer is made to the remaining minority shareholders which is to take place before October 1, 2008.  The purchase of these minority interest shares increased the value of our purchased intangibles, goodwill and other current liabilities by approximately $7 million, $7 million, and $6 million respectively.  Our liability for minority interests decreased by approximately $6 million.

3.	SHORT-TERM INVESTMENTS

These investments are marked to market, with unrealized gains and losses reported as a component of comprehensive income.  We review our short-term investments for other-than-temporary losses on a quarterly basis.  There were no material other-than-temporary losses for the reported periods.

Short-term investments consist of the following (in millions):

	March 31,	December 31,
	2008	2007
Available-for-sale securities:
Corporate obligations	$ 17.2	$ 10.3
Asset backed securities (including mortgage backed)	25.7	34.5
U.S. agencies	1.2	--
Marketable equity securities	3.5	17.2
Total short-term investments	$ 47.6	$ 62.0

4.	INVENTORIES

The principal components of inventories are as follows (in millions):

	March 31,	December 31,
	2008	2007

Raw materials	$ 70.0	$ 61.6
Work in process	101.3	88.4
Finished goods	193.8	171.0
	$ 365.1	$ 321.0

5.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	March 31,	December 31,
	2008	2007

Land and improvements	$ 12.3	$ 11.9
Buildings and leasehold improvements	188.1	181.8
Equipment	449.9	420.6
	650.3	614.3
Accumulated depreciation	(362.7)	(342.7)
Net property, plant and equipment	$ 287.6	$ 271.6

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.1 million for the three months ended March 31, 2008 and a negligible amount for the three months ended March 31, 2007.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill balances have been included in Corporate for segment reporting purposes in Note 15.  Changes to goodwill were as follows (in millions):

	2008	2007

January 1	$ 328.4	$ 119.5
Additional DiaMed share purchase	6.7	--
Updated purchase accounting estimates	(11.9)
Currency fluctuations	29.5	--
March 31	$ 352.7	$ 119.5

Goodwill related to the DiaMed acquisition remains preliminary as we are still working through the final accounting.  In the current quarter, goodwill declined as estimated acquisition liabilities were settled without requiring payment and an increase in work in process inventory was recorded.  Goodwill also increased in the quarter due to the additional DiaMed shares purchased in March 2008 (see Note 2).

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	March 31, 2008
	Average
	Historical	Carrying	Accumulated
	Life (years)	Amount	Amortization	Net
Customer relationships/lists	2-16	$ 82.3	$ 3.5	$ 78.8
Know how	6-10	95.3	13.2	82.1
Developed product technology	5-15	47.3	9.2	38.1
Licenses	1-14	20.9	5.7	15.2
Tradenames	5-15	18.9	1.8	17.1
Covenants not to compete	5	2.4	1.7	0.7
Patents	4	1.0	0.4	0.6
Other	7	0.1	0.1	--
		$ 268.2	$ 35.6	$ 232.6

	December 31, 2007
	Average
	Historical	Carrying	Accumulated
	Life (years)	Amount	Amortization	Net
Customer relationships/lists	2-16	$ 71.0	$ 2.0	$ 69.0
Know how	6-10	81.4	9.7	71.7
Developed product technology	5-15	44.3	7.6	36.7
Licenses	1-14	20.4	4.3	16.1
Tradenames	5-15	16.2	0.8	15.4
Covenants not to compete	5	2.4	1.6	0.8
Patents	4	1.0	0.4	0.6
Other	7	0.1	0.1	--
		$ 236.8	$ 26.5	$ 210.3

Recorded purchased intangible asset amortization expense for the three months ended March 31, 2008 and 2007 was $7.5 million and $1.8 million, respectively.  Estimated purchased intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is $24.4 million, $23.7 million, $23.2 million, $21.4 million and $18.7 million, respectively.

7.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities are as follows (in millions):

	2008	2007

January 1	$ 15.3	$ 12.9
Provision for warranty	3.9	3.9
Actual warranty costs	(3.0)	(4.2)
March 31	$ 16.2	$ 12.6

8.	LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31,	December 31,
	2008	2007

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	200.0	200.0
Other debt	0.4	0.4
Capitalized leases	28.6	27.4
	454.0	452.8
Less current maturities	(11.6)	(11.0)
Long-term debt	$ 442.4	$ 441.8

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

Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  Borrowings under the credit agreement are payable on June 21, 2010.  We had no outstanding balance as of March 31, 2008.

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

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement, the 6.125% Notes, and the 7.5% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test, an interest coverage test and a consolidated net worth test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all covenants as of March 31, 2008.

9.	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes.

We recognize interest and penalties accrued related to unrecognized tax benefits as a component of income tax expense.

It is reasonably possible that within the next twelve months approximately $7.9 million of previously unrecognized tax benefits will be recorded.  These benefits are related to uncertainty regarding the sustainability of deductions and tax credits for tax years that remain subject to examination by the relevant tax authorities.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Weighted average shares outstanding	26,955	26,580
Weighted average unvested restricted shares	(74)	--
Basic shares	26,881	26,580
Effect of potentially dilutive securities:
Stock options and restricted stock awards	583	576
Diluted weighted average common shares	27,464	27,156
Anti-dilutive shares	59	294

11.	SHARE-BASED COMPENSATION

Included in our share-based compensation expense is the cost related to stock option, restricted stock and restricted stock unit grants that vest after January 1, 2006, as well as the cost related to our employee stock purchase plan stock purchases.

For the three months ended March 31, 2008 and 2007, we recognized pre-tax share-based compensation expense of $1.6 million and $1.3 million, respectively.  We did not capitalize any share-based compensation expense.  In accordance with SFAS 123(R), we recognize share-based compensation net of estimated forfeitures.

Stock Options

No stock options were granted during the first quarter of 2008 or 2007.

The following table summarizes our stock option activity during the first three months of 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	as of
		Exercise	Contractual	March 31, 2008
	Shares	Price	Term	(in millions)
Outstanding, January 1, 2008	1,488,275	$ 43.06
Granted	--	--
Exercised	(94,754)	$ 22.17
Forfeited/Expired	(17,640)	$ 53.31
Outstanding, March 31, 2008	1,375,881	$ 44.36	5.56	$ 61.3
Vested and expected to vest
March 31,2008	1,345,586	$ 43.93	5.51	$ 60.6
Exercisable, March 31, 2008	936,293	$ 36.03	4.64	$ 49.5

Cash received from stock options exercised during the three months ended March 31, 2008 and 2007 was $2.1 million and $2.8 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $2.2 million and $2.0 million for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was approximately $7 million of total unrecognized compensation cost related to stock options granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of approximately three years.

Restricted Stock

The following table summarizes our restricted stock activity during the three months ended March 31, 2008:

	Restricted	Weighted Average
	Stock	Grant-Date
	Shares	Fair Value

Nonvested shares, January 1, 2008	75,720	$ 75.33
Granted	--
Vested	--
Cancelled/Forfeited	(1,805)
Nonvested shares, March 31, 2008	73,915

As of March 31, 2008, there was approximately $4 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a weighted-average period of approximately four years.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the three months ended March 31, 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	as of
		Grant-Date	Contractual	March 31, 2008
	Units	Fair Value	Term	(in millions)
Outstanding, January 1, 2008	26,750	$ 75.32
Granted	--
Exercised	--
Forfeited/Expired	(320)
Outstanding, March 31, 2008	26,430		2.44	$ 2.4
Expected to vest, March 31, 2008	23,546		2.36	$ 2.1

As of March 31, 2008, there was approximately $1 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  That cost is expected to be recognized over a weighted-average period of approximately four years.

Employee Stock Purchase Plan

We sold 20,993 shares for $1.6 million and 22,353 shares for $1.3 million under our employee stock purchase plan for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008, there were 405,169 authorized shares remaining in the employee stock purchase plan.

12.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

13.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2008	2007

Interest and investment income	$ (0.4)	$ (5.4)
Other	0.2	(0.8)
Total other (income) expense, net	$ (0.2)	$ (6.2)

14.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income are as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007

Net income, as reported	$ 26.5	$ 27.0
Currency translation adjustments	78.5	3.3
Net unrealized holding gains (losses) on available-for-sale
investments net of tax effect of ($1.3) and $4.9 million
for the three months ended March 31, 2008 and
2007, respectively	(1.8)	8.4
Total comprehensive income	$ 103.2	$ 38.7

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2008 and 2007 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2008	$154.6	$263.7	$3.9
	2007	$141.6	$177.6	$3.3

Segment profit	2008	$9.7	$32.0	$0.5
	2007	$5.5	$25.7	$0.2

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

	Three Months Ended
	March 31,
	2008	2007

Total segment profit	$ 42.2	$ 31.4
Foreign exchange gains (losses)	(2.6)	0.3
Net corporate operating, interest and other
expense not allocated to segments	(0.4)	(0.5)
Other income , net	0.2	6.2
Consolidated income before taxes	$ 39.4	$ 37.4

16.	Fair Value Measurement

Effective January 1, 2008, we adopted SFAS 157 which defines fair value measurements and implements a hierarchical disclosure requirement.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date,” or the “exit price.”  Accordingly, an entity must now determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability, not those of the reporting entity itself.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  Additionally, SFAS 157 establishes a fair value hierarchy which gives precedence to fair value measurements calculated using observable inputs to those using unobservable inputs.  This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1	Quoted prices in active markets for identical securities
•	Level 2	Other significant observable inputs (including quoted prices in active markets for similar securities)
•	Level 3	Significant unobservable inputs (including our assumptions in determining the fair value of investments)

Financial assets carried at fair value as of March 31, 2008 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total

Available-for-sale securities	$ 20.8	$ 26.8	$ 47.6
Long-term assets	49.7	--	49.7
Total	$ 70.5	$ 26.8	$ 97.3

17.	LEGAL PROCEEDINGS

Eppendorf AG filed a patent infringement case against us and our subsidiaries, MJ GeneWorks, Inc. and MJ Research, Inc., in the U.S. District Court for the Western District of Wisconsin on October 31, 2007.  The complaint alleges that our thermocycler devices with gradient functionality infringe U.S. Patent No. 6,767,512.  Eppendorf seeks damages, including treble damages for alleged willful infringement, injunctive relief and reasonable attorneys’ fees, expenses and costs.  Pre-trial discovery is ongoing.  A trial date has been set for February 2009.

In addition to the case mentioned above, we are party to various claims, legal actions and complaints arising in the ordinary course of business. We do not believe, at this time, that any ultimate liability resulting from any of these matters will have a material adverse effect on our results of operations, financial position or liquidity. However, we cannot give any assurance regarding the ultimate outcome of these lawsuits and their resolution could be material to our operating results for any particular period, depending upon the level of income for the period.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2007 and this report for the quarter ended March 31, 2008.

Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to Bio-Rad’s future financial performance, operating results, plans and objectives that involve risk and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as, “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including among other things: our ability to successfully develop and market new products; our reliance on and access to necessary intellectual property; our ability to integrate any acquired business acquisitions; our substantial leverage and ability to service our debt; competition in and government regulation of the industries in which we operate; and the monetary policies of various countries.  We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results in manufacturing processes, research experiments and diagnostic tests, much of our revenues are recurring.  Approximately 35% of our year-to-date 2008 consolidated net sales are from the United States and approximately 65% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling.  As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations contributed to the increase in our consolidated sales expressed in US dollars in the current quarter ended March 31, 2008.

The market for reagents and apparatus remains good while growth rates have slowed due to both public and private grant funding being more measured.  The market for large capital equipment has slowed, as many pharmaceutical and biotechnology customers delayed or reduced their capital spending.  Bio-Rad is generally less impacted by trends in capital spending as lower priced reagents and apparatus comprise more than 70% of product sales.

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we have identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, valuation of inventories, allowance for doubtful accounts, warranty reserves and litigation reserves as the accounting policies and estimates critical to the operations of Bio-Rad.  For a full discussion of these policies, please refer to our Annual Report on Form 10-K for the period ended December 31, 2007.

Recently Issued Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We are in the process of evaluating the new disclosure requirements under SFAS 161.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  The partial adoption of this statement did not have a material impact on our financial statements.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We expect the adoption of SFAS 157 to impact the way in which we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  We have adopted this statement as of January 1, 2008.  The adoption created no impact to our financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations.  SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations.  Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statement and separate from the parent company’s equity.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This statement is effective for us on January 1, 2009.  We are still in the process of evaluating the impact that SFAS 160 will have on our Consolidated Financial Statements.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Year Ended
	March 31,		December
	2008	2007	2007

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	46.3	44.4	45.8
Gross profit	53.7	55.6	54.2
Selling, general and administrative expense	33.1	33.4	34.8
Product research and development expense,
excluding purchased in-process research
and development	8.9	10.2	9.6
Net income	6.3%	8.4%	6.4%

Three Months Ended March 31, 2008 Compared to

Three Months Ended March 31, 2007

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the first quarter of 2008 rose 30.9% to $422.2 million from $322.5 million in the first quarter of 2007.  The positive impact to sales from a weakening US dollar represented $22.6 million of sales growth.  For consolidated Bio-Rad, on a currency neutral basis, first quarter 2008 sales grew 23.9% compared to the first quarter of 2007.  Included in this first quarter amount are sales of DiaMed Holding AG (DiaMed), a fourth quarter 2007 acquisition, of approximately $62.7 million.

Our Life Science segment sales were $154.6 million, which represents 9.2% sales growth before adjustment from the positive impact, resulting from stronger international currencies.  The favorable impact from these strengthening currencies represents 6.9% of the first quarter total sales growth.  The limited amount of sales growth during the quarter was supplied by our process chromatography product line and multianalyte detection.

Our Clinical Diagnostics segment sales were $263.7 million, which represents 48.4% sales growth before adjustments for the positive impact which resulted from translation and the acquisition of DiaMed.  These amounts represent 7.1% and 35.3% of the first quarter total sales growth.  Clinical Diagnostics segment sales growth, excluding the DiaMed acquisition, was generated by quality control products, contract manufacturing and BioPlex®2200 placements.

Consolidated gross margins were 53.7% for the first quarter of 2008 compared to 55.6% for the first quarter of 2007 and 54.2% for the year 2007.  Excluding the impact of the DiaMed acquisition, gross margin for the first quarter of 2008 was 56.2%.  While we benefit from increased sales as the US dollar weakens, the opposite is true for cost of sales for our international manufacturing sites.

Life Science segment gross margins improved from the first quarter of 2007 by approximately 2.1%.  The improvement was the result of increased sales and slower growth in factory overhead costs.

Clinical Diagnostics segment gross margins, excluding the impact of the recent DiaMed acquisition, declined by approximately 0.6% driven by higher manufacturing costs related to new product placements and higher raw material costs especially on foreign manufactured or sourced products.

Selling, general and administrative expenses (SG&A) represented 33.1% of sales for the first quarter of 2008 compared to 33.4% of sales for the first quarter of 2007.  Excluding the impact from the DiaMed acquisition, SG&A rose in the first quarter of 2008 to 34.5% when compared to the prior year.  After adjustment for the effect of foreign currency and DiaMed, SG&A rose approximately 9.1% driven by higher personnel costs, agent commissions, travel expenses and professional fees.  Both the Life Science and Clinical Diagnostics segments experienced similar impacts to SG&A as did the company in total.

Product research and development expense rose to $37.5 million or 8.9% of sales in the first quarter of 2008.  Excluding the impact of the DiaMed acquisition, before any currency adjustment, research and development expense rose 6.7% over the same period last year.  Life Science segment research and development expense was unchanged from the prior year.  Life Science segment development efforts are directed toward amplification, proteomics and process chromatography.  The Clinical Diagnostics segment, excluding the DiaMed acquisition, represented almost all the growth in research and development spending.  Clinical Diagnostics segment research and development efforts are concentrating on additional assays for the BioPlex 2200 testing platform and improvements to existing diabetes monitoring, autoimmune, blood virus and quality control products.

Corporate Results – Other Items

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The exchange loss recorded in the current quarter was a result of foreign currency denominated assets of DiaMed.  Bio-Rad chose not to hedge during the period prior to March 31, 2008.  In April 2008, the acquired DiaMed locations participated in the hedging program consistent with our past practices.  Exchange gains in the prior year were largely the result of the estimating process inherent in the timing of shipments and settling of intercompany debt.  We do not currently hedge the net intercompany payable of our Brazilian subsidiaries denominated in US dollars, Euros and Swiss Francs.

Other income and expense, net for the first quarter of 2008 declined $6.0 million compared to the first quarter of 2007.  This largely represents a decline in interest income as we had approximately $300 million less cash and short-term investments at March 31, 2008 than the comparable quarter due to the cash purchase of DiaMed.

Bio-Rad’s effective tax rate was 27% and 28% for the first quarter of 2008 and 2007, respectively.  The effective tax rates for the first quarter of 2008 and 2007 both reflect tax benefits for nontaxable dividend income and research and development tax credits.  The effective tax rate for the first quarter of 2008 reflects a discrete item due to an increase in the FIN 48 liability.  The effective tax rate for the first quarter of 2007 does not reflect any discrete items that significantly impact the effective tax rate.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates and changes in tax laws or regulations, which could cause our estimate of taxes to change.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and intermediate or finished products are then shipped for completion and/or distribution to facilities around the globe.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows of capital expenditure, and tax expense are covered by cash flow from operations.  We currently operate with an adequate level of interest coverage and our current market capitalization is high relative to our current level of debt.  In addition to the strong positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and our revolving credit facility.

At March 31, 2008, we had available $177.1 million in cash, cash equivalents and short-term investments, and $23.7 million under international lines of credit.  Under the $200.0 million restated and amended Revolving Credit Facility, we have $195.3 million available with $4.7 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and to make the offer to the minority shareholders of DiaMed Holding as outlined in the DiaMed purchase and sale agreement.

Cash Flows from Operations

Net cash used in operations was $2.2 million and $12.6 million for the three months ended March 31, 2008 and 2007, respectively.  The net improvement of $10.4 million represents approximately an $11.4 million improvement in the net change in cash received from customers and cash paid to suppliers.  The improvement is attributable in part to greater cash collections from robust fourth quarter 2007 sales.  Additionally, we experienced a reduction in taxes paid of $6.0 million.  Offsetting these items is less investment income as invested funds declined due to the DiaMed acquisition.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and government reimbursement policies.

Cash Flows for Investing Activities

Net capital expenditures totaled $19.0 million for the three months ended March 31, 2008 compared to $10.6 million for the same period of 2007.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Approximately $4.0 million of this increase was due to DiaMed and represents similar ongoing additions and replacement of manufactured equipment and reagent rental placements in our Clinical Diagnostics segment.  Additionally, we have four facility expansions and refurbishment projects, which will be completed over the next three quarters.  All periods include reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase our reagents for use.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.

In 2008, we intend to offer to buy the outstanding shares of the minority shareholders of DiaMed Holding, AG.  During the first quarter of 2008, we purchased 556 shares from certain minority shareholders as described in Note 2.  The persons holding these shares received a first payment of approximately $14 million toward the total price.  With this first payment and the strengthening of the Swiss Franc versus the US dollar, we now estimate the cash required to purchase the remaining shares of DiaMed at approximately $62 million.

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

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time of which $3.3 million is remaining.  Our credit agreements restrict our ability to repurchase our stock.  There were no share repurchases made in the first three months of 2008 or for the year 2007.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2008, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

A discussion of risk factors relevant to Bio-Rad is included in our Form 10-K for the year ended December 31, 2007 as filed on February 29, 2008.  There have been no significant changes to these risk factors as of March 31, 2008.

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

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	May 8, 2008	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	May 8, 2008	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer