Form 10-Q
period 2008-06-30
BIO RAD LABORATORIES INC
filed 2008-08-07
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2008

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission file number		1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware			94-1381833
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive, Hercules, California			94547
(Address of principal executive offices)			(Zip Code)
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

			X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).
				Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Class			Shares Outstanding at July 29, 2008
Class A Common Stock,
Par Value $0.0001 per share			22,068,171

Class B Common Stock,
Par Value $0.0001 per share			5,072,959

PART 1 – FINANCIAL INFORMATION Item 1. Financial Statements.
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$ 452,361	$ 339,114	$ 874,558	$ 661,622
Cost of goods sold	203,940	149,123	399,254	292,250
Gross profit	248,421	189,991	475,304	369,372
Selling, general and administrative expense	146,634	119,551	286,289	227,301
Product research and development expense	42,079	34,754	79,568	67,535
Income from operations	59,708	35,686	109,447	74,536
Interest expense	7,991	7,867	15,948	15,736
Foreign exchange (gains) losses	(288)	(398)	2,305	(670)
Other (income) expense, net	(3,951)	(7,495)	(4,144)	(13,681)
Income before taxes and minority interests	55,956	35,712	95,338	73,151
Provision for income taxes	10,632	10,041	21,455	20,483
Minority interests in earnings of
consolidated subsidiaries	1,926	--	3,990	--
Net income	$ 43,398	$ 25,671	$ 69,893	$ 52,668

Basic earnings per share:
Net income	$ 1.61	$ 0.96	$ 2.60	$ 1.98
Weighted average common shares	26,947	26,657	26,914	26,619

Diluted earnings per share:
Net income	$ 1.58	$ 0.95	$ 2.54	$ 1.94
Weighted average common shares	27,478	27,164	27,470	27,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS:
Cash and cash equivalents	$ 183,643	$ 161,764
Short-term investments	43,512	61,977
Accounts receivable, net	376,985	358,076
Inventories, net	382,684	321,015
Prepaid expenses, taxes and other current assets	132,958	126,142
Total current assets	1,119,782	1,028,974
Net property, plant and equipment	290,737	271,561
Goodwill	347,439	328,439
Purchased intangibles, net	221,681	210,304
Other assets	119,281	132,316
Total assets	$ 2,098,920	$ 1,971,594

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 102,320	$ 96,470
Accrued payroll and employee benefits	105,069	121,255
Notes payable and current maturities of long-term debt	14,680	15,627
Sales, income and other taxes payable	41,241	27,905
Litigation accrual	2,304	5,473
Accrued royalties	44,235	44,069
Other current liabilities	98,238	103,369
Total current liabilities	408,087	414,168
Long-term debt, net of current maturities	440,687	441,805
Deferred tax liabilities	42,004	51,215
Other long-term liabilities	61,409	58,282
Total liabilities	952,187	965,470

Minority interests	32,175	34,434

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized;
none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares
authorized; outstanding – 22,064,035 at June 30, 2008 and
21,877,695 at December 31, 2007	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares
authorized; outstanding – 5,074,784 at June 30, 2008 and
5,006,440 at December 31, 2007	1	1
Additional paid-in capital	110,796	98,629
Retained earnings	831,960	762,067
Accumulated other comprehensive income:
Currency translation and other	171,799	110,991
Total stockholders’ equity	1,114,558	971,690
Total liabilities, minority interests and stockholders’ equity	$ 2,098,920	$ 1,971,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$ 877,910	$ 654,230
Cash paid to suppliers and employees	(781,755)	(600,174)
Litigation settlement	(2,213)	(2,082)
Interest paid	(15,448)	(15,026)
Income tax payments	(16,848)	(17,835)
Miscellaneous receipts	7,757	16,590
Excess tax benefits from share-based compensation	(2,492)	(2,272)
Net cash provided by operating activities	66,911	33,431

Cash flows from investing activities:
Capital expenditures, net	(39,584)	(27,270)
Payments for acquisitions and long-term investments	(17,110)	(2,496)
Payments on purchase of intangible assets	(675)	(2,075)
Purchases of marketable securities and investments	(32,993)	(202,563)
Sales of marketable securities and investments	43,466	197,210
Foreign currency economic hedges, net	(5,257)	1,212
Net cash used in investing activities	(52,153)	(35,982)

Cash flows from financing activities:
Net borrowings (payments) under line-of-credit arrangements	(773)	1,226
Payments on long-term debt	(4,414)	(305)
Proceeds from issuance of common stock	6,371	6,162
Excess tax benefits from share-based compensation	2,492	2,272
Net cash provided by financing activities	3,676	9,355

Effect of exchange rate changes on cash	3,445	1,992
Net increase (decrease) in cash and cash equivalents	21,879	8,796
Cash and cash equivalents at beginning of period	161,764	223,607
Cash and cash equivalents at end of period	$ 183,643	$ 232,403

Reconciliation of net income to net cash provided by operating activities:
Net income	$ 69,893	$ 52,668
Adjustments to reconcile net income to net cash provided by
operating activities excluding the effects of acquisitions:
Depreciation and amortization	49,323	28,840
Minority interest	3,990	--
Share-based compensation	3,119	2,372
Excess tax benefits from share-based compensation	(2,492)	(2,272)
(Increase) decrease in accounts receivable	1,950	(5,524)
Increase in inventories	(38,717)	(8,957)
(Increase) decrease in other current assets	307	(4,120)
Decrease in accounts payable and other current liabilities	(33,271)	(28,743)
Increase in income taxes payable	8,461	2,489
Decrease in litigation accrual	(2,213)	(2,082)
Other	6,561	(1,240)
Net cash provided by operating activities	$ 66,911	$ 33,431

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles.  This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not anticipate that the adoption of SFAS 162 will have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We are in the process of evaluating the new disclosure requirements under SFAS 161.

As amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157,  SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  See Note 16.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We expect the adoption of SFAS 157 to impact the way in which we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling income interest.  This statement is effective for us on January 1, 2009.  We are still in the process of evaluating the impact that SFAS 160 will have on our consolidated financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  We did not elect the fair value option for any assets or liabilities, therefore the adoption of SFAS 159 did not impact our consolidated financial statements.

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

In March 2008, we acquired an additional 556 shares of DiaMed.  This brings our total ownership of the outstanding shares of DiaMed to 89.54%.  The owners of the 556 shares received a first payment of approximately $14 million with a second payment to be paid when the tender offer is made to the remaining minority shareholders which is to take place before October 1, 2008.  The purchase of these minority interest shares increased the value of our purchased intangibles, goodwill and other current liabilities by approximately $7 million, $7 million, and $6 million respectively.  Our liability for minority interests decreased by approximately $6 million as a result of this transaction.

3.	SHORT-TERM INVESTMENTS

These investments are marked to market, with unrealized gains and losses reported as a component of comprehensive income.  We review our short-term investments for other-than-temporary losses on a quarterly basis.  We recognized $0.6 million in other-than-temporary losses for the first half of 2008.  There were no other-than-temporary losses for the first half of 2007.

Short-term investments consist of the following (in millions):

	June 30,	December 31,
	2008	2007
Available-for-sale securities:
Corporate obligations	$ 16.4	$ 10.3
Asset backed securities (including mortgage backed)	22.1	34.5
U.S. agencies	4.0	--
Marketable equity securities	1.0	17.2
Total short-term investments	$ 43.5	$ 62.0

4.	INVENTORIES

The principal components of inventories are as follows (in millions):

	June 30,	December 31,
	2008	2007

Raw materials	$ 74.9	$ 61.6
Work in process	109.9	88.4
Finished goods	197.9	171.0
	$ 382.7	$ 321.0

5.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	June 30,	December 31,
	2008	2007

Land and improvements	$ 12.1	$ 11.9
Buildings and leasehold improvements	192.7	181.8
Equipment	460.5	420.6
	665.3	614.3
Accumulated depreciation	(374.6)	(342.7)
Net property, plant and equipment	$ 290.7	$ 271.6

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.9 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill balances have been included in Corporate for segment reporting purposes in Note 15.  Changes to goodwill were as follows (in millions):

	2008	2007

January 1	$ 328.4	$ 119.5
Additional DiaMed share purchase	6.7	--
Updated purchase accounting allocation	(9.7)	--
Ciphergen acquisition	--	2.0
Currency fluctuations	22.0	--
June 30	$ 347.4	$ 121.5

Goodwill related to the DiaMed acquisition remains preliminary, as we are in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed.  In the first half of the year, goodwill declined as some estimated acquisition liabilities were settled without requiring payment, additional collections were made on opening balance receivables, and an increase in work in process inventory was recorded.  Goodwill also increased due to the additional DiaMed shares purchased in March 2008 (see Note 2).  The completion of the purchase price allocation is pending the finalization of certain analyses of inventory, taxes and valuations for certain fixed assets and property.  The final allocation may result in adjustments to the carrying value of DiaMed’s recorded assets and liabilities, revisions to the useful lives of intangible assets and the determination of any residual amount that will be allocated to goodwill.  The related depreciation and amortization from the acquired assets is also subject to revision based on the final allocation.

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	June 30, 2008
	Average
	Historical	Carrying	Accumulated
	Life (years)	Amount	Amortization	Net
Customer relationships/lists	2-16	$ 82.9	$ 5.3	$ 77.6
Know how	6-10	93.0	15.6	77.4
Developed product technology	5-15	46.7	10.5	36.2
Licenses	1-14	20.8	7.0	13.8
Tradenames	5-15	18.4	2.7	15.7
Covenants not to compete	5	2.4	1.9	0.5
Patents	4	1.0	0.5	0.5
Other	7	0.1	0.1	--
		$ 265.3	$ 43.6	$ 221.7

	December 31, 2007
	Average
	Historical	Carrying	Accumulated
	Life (years)	Amount	Amortization	Net
Customer relationships/lists	2-16	$ 71.0	$ 2.0	$ 69.0
Know how	6-10	81.4	9.7	71.7
Developed product technology	5-15	44.3	7.6	36.7
Licenses	1-14	20.4	4.3	16.1
Tradenames	5-15	16.2	0.8	15.4
Covenants not to compete	5	2.4	1.6	0.8
Patents	4	1.0	0.4	0.6
Other	7	0.1	0.1	--
		$ 236.8	$ 26.5	$ 210.3

Recorded purchased intangible asset amortization expense for the three months ended June 30, 2008 and 2007 was $8.3 and $1.9 million, respectively.  Recorded purchased intangible asset amortization expense for the six months ended June 30, 2008 and 2007 was $15.8 million and $3.7 million, respectively.  Estimated purchased intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is $26.4 million, $24.4 million, $23.6 million, $21.8 million and $19.1 million, respectively.

7.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities are as follows (in millions):

	2008	2007

January 1	$ 15.3	$ 12.9
Provision for warranty	8.2	7.6
Actual warranty costs	(7.4)	(7.8)
June 30	$ 16.1	$ 12.7

8.	LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30,	December 31,
	2008	2007

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	200.0	200.0
Other debt	0.4	0.4
Capitalized leases	25.8	27.4
	451.2	452.8
Less current maturities	(10.5)	(11.0)
Long-term debt	$ 440.7	$ 441.8

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

Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  Borrowings under the credit agreement are payable on June 21, 2010.  We had no outstanding balance as of June 30, 2008.

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

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement, the 6.125% Notes, and the 7.5% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test, an interest coverage test and a consolidated net worth test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all covenants as of June 30, 2008.

9.	PROVISION FOR INCOME TAXES

Bio-Rad’s effective tax rate was 19% and 28% for the second quarter of 2008 and 2007, respectively.  The effective tax rates for the second quarter of 2008 and 2007 reflect tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign taxes.  The lower effective tax rate for the second quarter of 2008 reflects discrete events that reduced tax expense by decreasing tax liabilities for uncertain tax positions as a result of the expiration of statute of limitations and settlements of claims for refunds.

It is reasonably possible that within the next twelve months approximately $3.9 million of previously unrecognized tax benefits will be recorded.  These benefits are related to uncertainty regarding the sustainability of deductions for tax years that remain subject to examination by the relevant tax authorities.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average shares outstanding	27,038	26,657	26,997	26,619
Weighted average unvested restricted shares	(91)	--	(83)	--
Basic shares	26,947	26,657	26,914	26,619
Effect of potentially dilutive securities:
Stock options and restricted stock awards	531	507	556	541
Diluted weighted average common shares	27,478	27,164	27,470	27,160
Anti-dilutive shares	113	301	81	293

11.	SHARE-BASED COMPENSATION

Included in our share-based compensation expense is the cost related to stock option, restricted stock and restricted stock unit grants that vest after January 1, 2006, as well as the cost related to our employee stock purchase plan stock purchases.

For the three months ended June 30, 2008 and 2007, we recognized pre-tax share-based compensation expense of $1.5 million and $1.1 million, respectively.  For the six months ended June 30, 2008 and 2007, we recognized pre-tax share-based compensation expense of $3.1 million and $2.4 million, respectively.  We did not capitalize any share-based compensation expense.  In accordance with SFAS 123(R), we recognize share-based compensation net of estimated forfeitures.

Stock compensation awards made during the three months ended June 30, 2008 included stock options, restricted stock and restricted stock units representing 174,930 shares of common stock.  The awards generally vest over five years at 20% per year based on continued service with Bio-Rad.

Stock Options

The weighted average fair value for stock options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions and weighted average fair values.  There were no stock options granted in the first half of 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected volatility	34%	--	34%	--
Risk-free interest rate	3.92%	--	3.92%	--
Expected life (in years)	8.48	--	8.48	--
Expected dividend	--	--	--	--
Weighted average fair value
of options granted	$ 42.21	--	$ 42.21	--

Volatility is based on the historical volatilities of our common stock for a period equal to the stock option’s expected life.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life represents the number of years that we estimate, based primarily on historical experience, that the options will be outstanding prior to exercise.  We do not anticipate paying any cash dividends in the future and therefore use an expected dividend yield of zero.

The following table summarizes our stock option activity during the first six months of 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	as of
		Exercise	Contractual	June 30, 2008
	Shares	Price	Term	(in millions)
Outstanding, January 1, 2008	1,488,275	$ 43.06
Granted	59,000	$ 88.35
Exercised	(137,163)	$ 24.53
Forfeited/Expired	(20,165)	$ 54.02
Outstanding, June 30, 2008	1,389,947	$ 46.65	5.55	$ 48.0
Vested and expected to vest
June 30, 2008	1,356,411	$ 46.08	5.48	$ 47.6
Exercisable, June 30, 2008	950,136	$ 37.88	4.60	$ 40.9

Cash received from stock options exercised during the three months ended June 30, 2008 and 2007 was $1.3 and $0.8 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $0.7 and $0.6 million for the three months ended June 30, 2008 and 2007, respectively.  Cash received from stock options exercised during the six months ended June 30, 2008 and 2007 was $3.4 million and $3.6 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $2.8 million and $2.6 million for the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, there was approximately $9.0 million of total unrecognized compensation cost related to stock options granted under our stock option plans.  That cost is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock

The following table summarizes our restricted stock activity during the six months ended June 30, 2008:

	Restricted	Weighted Average
	Stock	Grant-Date
	Shares	Fair Value

Nonvested shares, January 1, 2008	75,720	$ 75.33
Granted	78,485	$ 88.09
Vested	--	--
Cancelled/Forfeited	(2,610)	$ 76.05
Nonvested shares, June 30, 2008	151,595	$ 81.92

As of June 30, 2008, there was approximately $9.6 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a weighted average period of approximately five years.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the six months ended June 30, 2008:

		Weighted	Aggregate
		Average	Intrinsic Value
		Remaining	as of
		Contractual	June 30, 2008
	Units	Term	(in millions)
Outstanding, January 1, 2008	26,750
Granted	37,445
Vested	--
Forfeited/Expired	(405)
Outstanding, June 30, 2008	63,790	2.69	$ 5.2
Expected to vest, June 30, 2008	56,174	2.60	$ 4.5

The weighted average grant-date fair value of restricted stock units granted during the six months ended June 30, 2008 was $88.00.

As of June 30, 2008, there was approximately $4.0 million of total unrecognized compensation cost related to restricted stock units granted under the 2007 Plan.  That cost is expected to be recognized over a weighted average period of approximately five years.

Employee Stock Purchase Plan

We sold 20,653 shares for $1.4 million and 20,675 shares for $1.2 million under our employee stock purchase plan for the three months ended June 30, 2008 and 2007, respectively.  We sold 41,646 shares for $3.0 million and 43,028 shares for $2.6 million under our employee stock purchase plan for the six months ended June 30, 2008 and 2007, respectively.  At June 30, 2008, there were 384,516 authorized shares remaining in the employee stock purchase plan.

12.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

13.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Interest and investment income	$ (4.6)	$ (8.5)	$ (4.9)	$ (13.9)
Impairment on investment	2.3	--	2.3	--
Other	(1.7)	1.0	(1.5)	0.2
Total other (income) expense, net	$ (4.0)	$ (7.5)	$ (4.1)	$ (13.7)

In June 2008, we recognized $2.3 million of an other-than-temporary impairment loss on an investee included in long-term assets.  In light of continuing declines in its market price, we no longer believe that the investment value will recover in the foreseeable future.

14.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net income, as reported	$ 43.4	$ 25.7	$ 69.9	$ 52.7
Currency translation adjustments	(11.2)	5.3	67.3	8.6
Net unrealized holding gains (losses) on
available-for-sale investments net of tax effect
of ($4.2) and $0.8 million for the three months
ended June 30, 2008 and 2007 and ($5.6) and
$5.7 million for the six months ended
June 30, 2008 and 2007, respectively	(4.7)	1.5	(6.5)	9.9
Total comprehensive income	$ 27.5	$ 32.5	$ 130.7	$ 71.2

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2008 and 2007 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2008	$161.6	$287.4	$3.4
	2007	$146.0	$189.8	$3.3

Segment profit	2008	$9.3	$43.1	$--
	2007	$1.5	$26.4	$0.3

Information regarding industry segments for the six months ended June 30, 2008 and 2007 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2008	$316.3	$551.1	$7.2
	2007	$287.6	$367.5	$6.5

Segment profit	2008	$19.0	$75.1	$0.5
	2007	$7.0	$52.1	$0.5

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating income (expense) consists of receipts and expenditures that are not the primary responsibility of segment operating management.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  The following reconciles total segment profit to consolidated income before taxes and minority interests (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Total segment profit	$ 52.4	$ 28.2	$ 94.6	$ 59.6
Foreign exchange gains (losses)	0.3	0.4	(2.3)	0.7
Net corporate operating, interest and other
expense not allocated to segments	(0.7)	(0.4)	(1.1)	(0.8)
Other income, net	4.0	7.5	4.1	13.7
Consolidated income before taxes and
minority interests	$ 56.0	$ 35.7	$ 95.3	$ 73.2

16.	FAIR VALUE MEASUREMENT

Effective January 1, 2008, we partially adopted SFAS 157 which defines fair value measurements and implements a hierarchical disclosure requirement.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date,” or the “exit price.”  Accordingly, an entity must now determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability, not assumptions made by the reporting entity.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  Additionally, SFAS 157 establishes a fair value hierarchy which gives precedence to fair value measurements calculated using observable inputs to those using unobservable inputs.  This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1	Quoted prices in active markets for identical securities
•	Level 2	Other significant observable inputs (including quoted prices in active markets for similar securities)
•	Level 3	Significant unobservable inputs (including our assumptions in determining the fair value of investments)

Financial assets carried at fair value as of June 30, 2008 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total

Available-for-sale securities	$ 21.1	$ 22.4	$ 43.5
Long-term assets	39.8	--	39.8
Total	$ 60.9	$ 22.4	$ 83.3

17.	LEGAL PROCEEDINGS

Eppendorf AG filed a patent infringement case against us and our subsidiaries, MJ GeneWorks, Inc. and MJ Research, Inc., in the U.S. District Court for the Western District of Wisconsin on October 31, 2007.  The complaint alleges that our thermocycler devices with gradient functionality infringe U.S. Patent No. 6,767,512.  Eppendorf seeks damages, including treble damages for alleged willful infringement, injunctive relief and reasonable attorneys’ fees, expenses and costs.  In August 2008 the parties settled this litigation.

In addition to the case mentioned above, we are party to various claims, legal actions and complaints arising in the ordinary course of business. We do not believe, at this time, that any ultimate liability resulting from these matters will have a material adverse effect on our results of operations, financial position or liquidity. However, we cannot give any assurance regarding the ultimate outcome of these lawsuits and their resolution could be material to our operating results for any particular period, depending upon the level of income for the period.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2007 and this report for the quarter and six months ended June 30, 2008.

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

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results in manufacturing processes, research experiments and diagnostic tests, much of our revenues are recurring.  Approximately 30% of our year-to-date 2008 consolidated net sales are from the United States and approximately 70% are international sales largely denominated in local currency with the majority of these sales in Euros, Yen and British Sterling.  As a result, our consolidated sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations contributed to the increase in our consolidated sales expressed in U.S. dollars in the current quarter and six months ended June 30, 2008.

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

Corporate Results

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Year Ended
	2008	2007	2008	2007	December 2007

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.1	44.0	45.7	44.2	45.8
Gross profit	54.9	56.0	54.3	55.8	54.2
Selling, general and administrative expense	32.4	35.3	32.7	34.4	34.8
Product research and development expense,
excluding purchased in-process research
and development	9.3	10.2	9.1	10.2	9.6
Net income	9.6%	7.6%	8.0%	8.0%	6.4%

Three Months Ended June 30, 2008 Compared to

Three Months Ended June 30, 2007

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the second quarter of 2008 rose 33.4% to $452.4 million from $339.1 million in the second quarter of 2007.  The positive impact to sales from a weakening U.S. dollar represented $27.3 million of sales growth.  For consolidated Bio-Rad, on a currency neutral basis, second quarter 2008 sales grew 25.4% compared to the second quarter of 2007.  Included in this second quarter amount are sales of DiaMed Holding AG (DiaMed), a fourth quarter 2007 acquisition, of approximately $63.5 million.

Our Life Science segment sales were $161.6 million, representing 10.7% sales growth before adjustment for the positive foreign exchange impact of stronger international currencies.  The favorable impact from these strengthening currencies provided 7.6% of the second quarter total sales growth.  During the quarter, product groups contributing to net sales growth included new thermal cycler products, gel documentation, protein interaction and multianalyte detection reagents and equipment. This sales growth was partially offset by the continued decline in sales of food safety products.  Sales growth was concentrated in North America, Latin America and Asia.

Our Clinical Diagnostics segment sales were $287.4 million, representing 51.4% sales growth before adjustment for the positive impact resulting from currency translation.  The favorable impact from stronger currencies represents 8.5%, while the DiaMed acquisition accounts for 33.5% of the second quarter growth.  Clinical Diagnostics segment sales growth, excluding the DiaMed acquisition, was generated by quality control products, diabetes monitoring products including the in2itTM analyzer for point-of-care hemoglobin A1C testing, BioPlex®2200 placements with additional assays and new clinical microbiology products.  Clinical Diagnostics segment sales growth was concentrated in North America and Europe.

Consolidated gross margins were 54.9% for the second quarter of 2008 compared to 56.0% for the second quarter of 2007 and 54.2% for the year 2007.  Excluding the impact of the DiaMed acquisition, gross margin for the second quarter of 2008 was 56.1%.  While we benefit from increased sales as the U.S. dollar weakens, cost of sales also increases at our international manufacturing sites or from non-U.S. suppliers.  Life Science segment gross margins improved from the second quarter of 2007 by approximately 2%.  The improvement was the result of increased sales, improved absorption of factory overhead and the move of new products to more cost efficient off-shore manufacturing.  Clinical Diagnostics segment gross margins, excluding the impact of the recent DiaMed acquisition, declined by approximately 1.5% driven by a loss of royalty income on expired HIV patents and higher costs related to our foreign manufacturing and foreign-sourced products.

Selling, general and administrative expenses (SG&A) represented 32.4% of sales for the second quarter of 2008 compared to 35.3% of sales for the second quarter of 2007.  Excluding the impact from the DiaMed acquisition, SG&A was 33.7% in the second quarter of 2008 when compared to the prior year.  After adjustment for the effect of foreign currency and DiaMed, SG&A rose approximately 3.0% driven by higher personnel costs, agent commissions, travel expenses and professional fees.  Both the Life Science and Clinical Diagnostics segments experienced growth in real spending after adjustment for changes in foreign currency and the exclusion of DiaMed.  Life Science segment grew SG&A near its currency neutral sales growth of 3.2% while Clinical Diagnostics segment grew in line with its currency neutral sales growth.

Product research and development expense rose to $42.1 million or 9.3% of sales in the second quarter of 2008.  Excluding the impact of the DiaMed acquisition, before any currency adjustment, research and development expense rose 10.0% over the same period last year.  The Life Science segment’s research and development expense increased less than 5% from the prior year, while Clinical Diagnostics segment’s research and development expense (excluding DiaMed) increased by 17.8%.  Life Science segment development efforts are directed toward genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment research and development efforts are concentrating on additional assays for the BioPlex 2200 testing platform and improvements to existing immunohematology, diabetes monitoring, autoimmune, blood virus and quality control products.

Corporate Results – Other Items

Interest expense remains virtually unchanged from the prior period as our principal debt obligations are fixed rate U.S. dollar borrowings from our 2003 and 2004 subordinated debt.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The exchange gain recorded in the current quarter is the result of including DiaMed entities and smaller variances in the estimating process inherent in the timing of shipments and settling of intercompany debt.  We do not currently hedge the net intercompany payable of our Brazilian subsidiaries denominated in U.S. dollars, Euros and Swiss Francs.  In April 2008, the recently acquired DiaMed locations began participating in the hedging program consistent with our past practices.

Other income and expense, net for the second quarter of 2008 declined $3.5 million compared to the second quarter of 2007.  This largely represents a decline in investment income as we had approximately $275 million less cash and short-term investments at June 30, 2008 than the comparable quarter due to the cash purchase acquisition of DiaMed.  Included in the current quarter is an impairment loss on an investee of $2.3 million.

Bio-Rad’s effective tax rate was 19% and 28% for the second quarter of 2008 and 2007, respectively.  The effective tax rates for the second quarter of 2008 and 2007 reflect tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign taxes.  The lower effective tax rate for the second quarter of 2008 reflects discrete events that reduced tax expense by decreasing tax liabilities for uncertain tax positions as a result of the expiration of statute of limitations and settlements of claims for refunds.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Six Months Ended June 30, 2008 Compared to

Six Months Ended June 30, 2007

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the first half of 2008 rose 32.2% to $874.6 million from $661.6 million in the first half of 2007.  The positive impact to sales from a weakening U.S. dollar represented $49.8 million.  For consolidated Bio-Rad on a currency neutral basis, first half 2008 sales grew 24.7% compared to the prior period.  Included in this first half year sales are DiaMed Holding sales of approximately $126.2 million.

Our Life Science segment sales were $316.3 million, representing 10.0% sales growth before adjustments from the positive foreign exchange impact, resulting from stronger international currencies.  The favorable impact from these stronger currencies represents 7.2% of the first half of 2008 sales growth.  Product groups contributing to the 2.7% currency neutral sales growth were process chromatography media, protein function reagents and equipment and new thermal cycler products.

Our Clinical Diagnostics segment sales were $551.1 million, representing 50.0% sales growth before adjustment for the positive foreign exchange impact, resulting from currency translation.  The favorable impact of stronger currencies represents 7.9%, while the DiaMed acquisition accounts for 34.4% of the first half of 2008 sales growth.  The Clinical Diagnostics segment is experiencing sales growth in most product groups excluding blood virus which has declined due to a reduction in royalty revenue as some patents related to HIV expired.

Consolidated gross margins were 54.3% for the first half of 2008 compared to 55.8% for the first half of 2007 and 54.2% for all of 2007.  Excluding the impact of the DiaMed acquisition, our consolidated gross margin for the first half of 2008 was 56.1%.  While we benefit from increased sales as the U.S. dollar weakens, we are detrimentally impacted by rising cost of sales from our own international manufacturing sites as well as our non-U.S. suppliers.  Life Science segment gross margins improved in the first half of 2008 by approximately 2%.  The improvement is the result of increased sales with better manufacturing overhead absorption and the move of new products to more cost efficient off-shore manufacturing.  Clinical Diagnostics segment gross margins, excluding the impact of the recent DiaMed acquisition, declined by approximately 1% from the prior period on lower royalty revenue due to some HIV patents expiring and higher international costs from our own manufacturing sites and non-U.S. sourced materials.

Selling, general and administrative expenses (SG&A) represented 32.7% of sales for the first half of 2008 compared to 34.4% of sales in the prior year period.  Excluding the impact of the DiaMed acquisition our SG&A increased 12.1% or 5.9% on a currency neutral basis.  Overall net costs increased for personnel including fringe benefits, information technology operating costs, professional services and travel.

Product research and development expense (R&D) increased 17.8% to $79.6 million in the first half of 2008 compared to the same period in 2007.  In absolute dollar spending, the $12.0 million increase was generally attributable to the Clinical Diagnostics segment with the Life Science segment accounting for less than 10%.  The Clinical Diagnostics segment R&D includes expenses attributable to the recently acquired DiaMed operation.  Life Science segment development efforts are directed towards genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment development efforts are focused on expanded tests for the BioPlex 2200 testing platform, as well as automation and other enhancements to existing offerings in immunohematology, clinical microbiology, blood virus and quality control products.

Corporate Results  Other Items

Interest expense remains virtually unchanged from the prior period as our principal debt obligations are fixed rate borrowings in U.S. dollars from our 2003 and 2004 subordinated debt.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The first half of 2008 exchange loss of $2.3 million includes losses incurred on our DiaMed operations prior to the time they were included in our hedging program.  In April 2008, the DiaMed locations began participating in the hedging program consistent with our past practices.  The year 2007 generally represents gains on the unhedged position of current intercompany debt between Bio-Rad Brazil, Bio-Rad USA and France.

Other income and expense for the first half of 2008 includes investment income; generally interest income on our cash and cash equivalents, short-term investments, marketable securities and any notes receivable.  We also include in this category any gains or losses associated with the sale or disposal of surplus manufacturing equipment or other productive assets.  The decline of $9.5 million from the prior year represents a decline in investment income, as we had approximately $275 million less in invested funds after the DiaMed acquisition.  Included in the first half of the year is an impairment loss on an investee of $2.3 million.

Bio-Rad’s effective tax rate was 23% for the first six months of 2008 and 28% for the first six months of 2007.  The effective tax rates for both six month periods are lower than the statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign taxes.  The lower effective tax rate for the first half of 2008 reflects discrete events that reduced tax expense by decreasing tax liabilities for uncertain tax positions as a result of the expiration of statute of limitations and settlements of claims for refunds.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and intermediate or finished products are then shipped for completion and/or distribution to facilities around the globe.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows of capital expenditure and tax expense are covered by cash flow from operations.  We currently operate with an adequate level of interest coverage and our current market capitalization is high relative to our current level of debt.  In addition to the strong positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and our revolving credit facility.

At June 30, 2008, we had available $227.2 million in cash, cash equivalents and short-term investments, and $26.1 million under international lines of credit.  Under the $200.0 million restated and amended Revolving Credit Facility, we have $195.3 million available with $4.7 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and to make the offer to the minority shareholders of DiaMed Holding as outlined in the DiaMed purchase and sale agreement.

Cash Flows from Operations

Net cash provided by operations was $66.9 million and $33.4 million for the six months ended June 30, 2008 and 2007, respectively.  The net improvement of $33.5 million represents approximately a $42.1 million improvement in the net change in cash received from customers and cash paid to suppliers.  The improvement is attributable in part to greater cash collections from robust fourth quarter 2007 sales.  Additionally, we experienced a reduction in taxes paid of $1.0 million.  Offsetting these items is less investment income as invested funds declined due to the DiaMed acquisition.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and government reimbursement policies.

Cash Flows for Investing Activities

Net capital expenditures totaled $39.6 million for the six months ended June 30, 2008 compared to $27.3 million for the same period of 2007.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Approximately $8.0 million of this increase was due to DiaMed and represents similar ongoing additions and replacement of manufactured equipment and reagent rental placements.  Additionally, we have four facility expansions and refurbishment projects which will be completed over the next two quarters.  All periods include reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase our reagents for use.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.

In the second half of 2008, we intend to offer to buy the remaining outstanding shares of the minority shareholders of DiaMed Holding, AG.  During the first quarter of 2008, we purchased 556 shares from certain minority shareholders as described in Note 2.  The persons holding these shares received a first payment of approximately $14 million toward the total price.  With this first payment and the strengthening of the Swiss Franc versus the U.S. dollar, we now estimate the cash required to purchase the remaining shares of DiaMed, based on current rates, at approximately $62 million.

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

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time of which $3.3 million is remaining.  Our credit agreements restrict our ability to repurchase our stock.  There were no share repurchases made in the first six months of 2008 or for the year 2007.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards (SFAS) 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles.  This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not anticipate that the adoption of SFAS 162 will have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We are in the process of evaluating the new disclosure requirements under SFAS 161.

As amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  The partial adoption of this statement did not have a material impact on our consolidated financial statements.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We expect the adoption of SFAS 157 to impact the way in which we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  This statement is effective for us on January 1, 2009.  We are still in the process of evaluating the impact that SFAS 160 will have on our consolidated financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  We did not elect the fair value option for any assets or liabilities, therefore the adoption of SFAS 159 did not impact our consolidated financial statements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2008, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

A discussion of risk factors relevant to Bio-Rad is included in our Form 10-K for the year ended December 31, 2007 as filed on February 29, 2008.  There have been no significant changes to these risk factors as of June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At Bio-Rad's annual meeting of stockholders on April 22, 2008, the following individuals were elected to the Board of Directors:

	Class of
	Common Stock	Votes	Votes
	Elected From	For	Withheld

James J. Bennett	Class B	4,911,491	8,569
Louis Drapeau	Class A	19,640,365	704,375
Albert J. Hillman	Class A	19,624,255	688,265
Ruediger Naumann-Etienne	Class B	4,916,423	3,637
Alice N. Schwartz	Class B	4,911,491	8,569
David Schwartz	Class B	4,911,501	8,559
Norman Schwartz	Class B	4,911,501	8,559

The following proposal was approved at our annual meeting:

		Votes	Votes		Broker
		For	Against	Abstentions	Non-Vote

Ratification of Deloitte & Touche LLP
as Bio-Rad’s independent auditors		6,911,560	37,073	4,290	--

Item 5.	Other Information

None.

Item 6.	Exhibits
(a) Exhibits

The following documents are filed as part of this report:

Exhibit No.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	August 7, 2008	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	August 7, 2008	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer