Form 10-Q
period 2008-09-30
BIO RAD LABORATORIES INC
filed 2008-11-07
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission file number		1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware			94-1381833
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive, Hercules, California			94547
(Address of principal executive offices)			(Zip Code)
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

			X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).
				Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Class			Shares Outstanding at October 31, 2008

Class A Common Stock,
Par Value $0.0001 per share			22,154,599

Class B Common Stock,
Par Value $0.0001 per share			5,138,057

PART 1 – FINANCIAL INFORMATION Item 1. Financial Statements.
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$ 441,842	$ 339,742	$ 1,316,400	$ 1,001,364
Cost of goods sold	201,300	151,385	600,554	443,635
Gross profit	240,542	188,357	715,846	557,729
Selling, general and administrative expense	150,518	117,687	436,807	344,988
Product research and development expense	38,830	33,145	118,398	100,680
Income from operations	51,194	37,525	160,641	112,061
Interest expense	8,180	7,847	24,128	23,583
Foreign exchange (gains) losses	91	257	2,396	(413)
Other (income) expense, net	(523)	(5,687)	(4,667)	(19,368)
Income before taxes and minority interests	43,446	35,108	138,784	108,259
Provision for income taxes	12,557	7,137	34,012	27,620
Minority interests in earnings of
consolidated subsidiaries	3,056	--	7,046	--
Net income	$ 27,833	$ 27,971	$ 97,726	$ 80,639

Basic earnings per share:
Net income	$ 1.03	$ 1.05	$ 3.63	$ 3.03
Weighted average common shares	27,029	26,715	26,953	26,651

Diluted earnings per share:
Net income	$ 1.01	$ 1.03	$ 3.55	$ 2.96
Weighted average common shares	27,605	27,270	27,517	27,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS:
Cash and cash equivalents	$ 193,627	$ 161,764
Short-term investments	40,685	61,977
Accounts receivable, net	348,253	358,076
Inventories, net	383,266	321,015
Prepaid expenses, taxes and other current assets	117,615	126,142
Total current assets	1,083,446	1,028,974
Net property, plant and equipment	293,128	271,561
Goodwill	325,641	328,439
Purchased intangibles, net	199,769	210,304
Other assets	112,961	132,316
Total assets	$ 2,014,945	$ 1,971,594

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 100,626	$ 96,470
Accrued payroll and employee benefits	107,502	121,255
Notes payable and current maturities of long-term debt	11,886	15,627
Sales, income and other taxes payable	32,985	27,905
Litigation accrual	1,161	5,473
Accrued royalties	34,580	44,069
Other current liabilities	97,074	103,369
Total current liabilities	385,814	414,168
Long-term debt, net of current maturities	446,378	441,805
Deferred tax liabilities	36,528	51,215
Other long-term liabilities	60,406	58,282
Total liabilities	929,126	965,470
Minority interests	35,584	34,434
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized;
none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares
authorized; outstanding – 22,153,501 at September 30, 2008 and
21,877,695 at December 31, 2007	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares
authorized; outstanding – 5,071,395 at September 30, 2008 and
5,006,440 at December 31, 2007	1	1
Additional paid-in capital	118,586	98,629
Retained earnings	859,793	762,067
Accumulated other comprehensive income:
Currency translation and other	71,853	110,991
Total stockholders’ equity	1,050,235	971,690
Total liabilities, minority interests and stockholders’ equity	$ 2,014,945	$ 1,971,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Cash received from customers	$ 1,318,003	$ 1,007,292
Cash paid to suppliers and employees	(1,152,538)	(880,104)
Litigation settlement	(3,344)	(3,147)
Interest paid	(24,141)	(24,008)
Income tax payments	(31,053)	(32,720)
Miscellaneous receipts	9,562	23,735
Excess tax benefits from share-based compensation	(3,459)	(2,619)
Net cash provided by operating activities	113,030	88,429

Cash flows from investing activities:
Capital expenditures, net	(62,729)	(45,938)
Payments for acquisitions and long-term investments	(18,069)	(2,496)
Payments on purchase of intangible assets	(3,400)	(2,075)
Purchases of marketable securities and investments	(62,557)	(265,342)
Sales of marketable securities and investments	65,437	458,036
Foreign currency economic hedges, net	(550)	(2,127)
Net cash provided by (used in) investing activities	(81,868)	140,058

Cash flows from financing activities:
Net borrowings (payments) under line-of-credit arrangements	(172)	1,350
Payments on long-term debt	(9,349)	(488)
Proceeds from issuance of common stock	10,471	9,109
Excess tax benefits from share-based compensation	3,459	2,619
Net cash provided by financing activities	4,409	12,590

Effect of exchange rate changes on cash	(3,708)	8,108
Net increase in cash and cash equivalents	31,863	249,185
Cash and cash equivalents at beginning of period	161,764	223,607
Cash and cash equivalents at end of period	$ 193,627	$ 472,792

Reconciliation of net income to net cash provided by operating activities:
Net income	$ 97,726	$ 80,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,322	43,406
Minority interest	7,046	--
Share-based compensation	5,276	3,877
Excess tax benefits from share-based compensation	(3,459)	(2,619)
Decrease in accounts receivable	6,117	5,240
Increase in inventories	(60,470)	(10,819)
(Increase) decrease in other current assets	32	(2,192)
Decrease in accounts payable and other current liabilities	(21,344)	(26,102)
(Decrease) increase in income taxes payable	7,995	(9,697)
Decrease in litigation accrual	(3,344)	(3,147)
Other	3,133	9,843
Net cash provided by operating activities	$ 113,030	$ 88,429
Non-cash investing and financing activities:
Capital lease obligation for facilities	$ 9,741	$ --

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

In this report, “Bio-Rad,” “we,” “us,” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements.  Accordingly, they do not include all the information and footnotes for complete financial statements.  The statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Estimates have been prepared on the basis of the best available information.  Actual results could differ materially from those estimates.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (EPS) pursuant to the two-class method.  This FSP becomes effective for us on January 1, 2009.  Early adoption of the FSP is not permitted; however, it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data.  We do not currently expect that this FSP will have a material impact on our EPS data in fiscal year 2009 or on EPS for any prior periods presented in the financial data upon adoption.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles.  This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not anticipate that the adoption of SFAS 162 will have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We do not believe the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

As amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157, SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  See Note 16.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We expect the adoption of SFAS 157 to impact the way in which we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our consolidated financial statements.

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

On October 1, 2007, we purchased 85.96% of the outstanding shares of DiaMed Holding AG (DiaMed), a private Swiss company that develops, manufactures and markets a broad line of reagents and instruments used in blood typing and screening.  Please see the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007 for further disclosure on the acquisition of shares of DiaMed from the majority shareholders and the forthcoming tender offer to minority shareholders.

In March 2008, we acquired an additional 556 shares of DiaMed.  This brings our total ownership of the outstanding shares of DiaMed to 89.54%.  The purchase of these minority interest shares increased the value of our purchased intangibles, goodwill and other current liabilities by approximately $7 million, $7 million, and $6 million respectively.  Our liability for minority interests decreased by approximately $6 million as a result of this transaction.  The owners of the 556 shares received a first payment of approximately $14 million with a second payment to be paid when the tender offer is made to the remaining minority shareholders.

3.	SHORT-TERM INVESTMENTS

Short-term investments are marked to market, with unrealized gains and losses reported as a component of comprehensive income.  We review our short-term investments for other-than-temporary losses on a quarterly basis.  We did not recognize any other-than-temporary losses in the three months ended September 30, 2008 or 2007.  We recognized $0.6 million in other-than-temporary losses for the nine months ended September 30, 2008.  There were no other-than-temporary losses for the nine months ended September 30, 2007.

Short-term investments consist of the following (in millions):

	September 30,	December 31,
	2008	2007
Available-for-sale securities:
Corporate obligations	$ 9.9	$ 10.3
Asset backed securities (including mortgage backed)	18.1	34.5
U.S. Agencies	3.8	--
Marketable equity securities	8.9	17.2
Total short-term investments	$ 40.7	$ 62.0

4.	INVENTORIES

The principal components of inventories are as follows (in millions):

	September 30,	December 31,
	2008	2007

Raw materials	$ 71.9	$ 61.6
Work in process	106.2	88.4
Finished goods	205.2	171.0
	$ 383.3	$ 321.0

5.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	September 30,	December 31,
	2008	2007

Land and improvements	$ 16.3	$ 11.9
Buildings and leasehold improvements	188.1	181.8
Equipment	456.4	420.6
	660.8	614.3
Accumulated depreciation	(367.7)	(342.7)
Net property, plant and equipment	$ 293.1	$ 271.6

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.9 million and $0.1 million for the nine months ended September 30, 2008 and 2007, respectively.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill balances have been included in Corporate for segment reporting purposes in Note 15.  Changes to goodwill were as follows (in millions):

	2008	2007

January 1	$ 328.4	$ 119.5
Additional DiaMed share purchase	6.7	--
Final purchase accounting allocation	(11.4)	--
Ciphergen acquisition	--	2.0
Currency fluctuations	1.9	--
September 30	$ 325.6	$ 121.5

As of September 30, 2008, the purchase price allocation related to the DiaMed acquisition was finalized.  The completion of the purchase price allocation involved certain analyses of inventory, taxes and external valuations for certain fixed assets and property.  The final revisions included adjustments to the carrying value of DiaMed’s recorded assets and liabilities and related depreciation and amortization, with the residual amount being allocated to goodwill.  Overall, goodwill declined as some estimated acquisition liabilities were settled without requiring payment, additional collections were made on opening balance receivables, and an increase in work in process inventory was recorded.  These reductions were partially offset by the additional DiaMed shares purchased in March 2008 (see Note 2).

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	September 30, 2008
	Average
	Historical	Carrying	Accumulated
	Life (years)	Amount	Amortization	Net
Customer relationships/lists	2-16	$ 73.4	$ 6.1	$ 67.3
Know how	6-10	83.3	16.4	66.9
Developed product technology	5-15	45.0	11.7	33.3
Licenses	1-14	25.9	8.0	17.9
Tradenames	5-15	16.8	3.2	13.6
Covenants not to compete	5	2.4	2.0	0.4
Patents	4	1.0	0.6	0.4
Other	7	0.1	0.1	--
		$ 247.9	$ 48.1	$ 199.8

	December 31, 2007
	Average
	Historical	Carrying	Accumulated
	Life (years)	Amount	Amortization	Net
Customer relationships/lists	2-16	$ 71.0	$ 2.0	$ 69.0
Know how	6-10	81.4	9.7	71.7
Developed product technology	5-15	44.3	7.6	36.7
Licenses	1-14	20.4	4.3	16.1
Tradenames	5-15	16.2	0.8	15.4
Covenants not to compete	5	2.4	1.6	0.8
Patents	4	1.0	0.4	0.6
Other	7	0.1	0.1	--
		$ 236.8	$ 26.5	$ 210.3

Recorded purchased intangible asset amortization expense for the three months ended September 30, 2008 and 2007 was $7.5 and $1.9 million, respectively.  Recorded purchased intangible asset amortization expense for the nine months ended September 30, 2008 and 2007 was $23.3 million and $5.6 million, respectively.  Estimated purchased intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 is $26.8 million, $24.8 million, $24.1 million, $22.2 million and $19.5 million, respectively.

7.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities are as follows (in millions):

	2008	2007

January 1,	$ 15.3	$ 12.9
Provision for warranty	13.1	10.3
Actual warranty costs	(13.2)	(10.4)
September 30,	$ 15.2	$ 12.8

8.	LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30,	December 31,
	2008	2007

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	200.0	200.0
Other debt	0.2	0.4
Capitalized leases	28.8	27.4
	454.0	452.8
Less current maturities	(7.6)	(11.0)
Long-term debt	$ 446.4	$ 441.8

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

Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  Borrowings under the credit agreement are payable on September 21, 2010.  We had no outstanding balance as of September 30, 2008.

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

The credit agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement, the 6.125% Notes, and the 7.5% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test, an interest coverage test and a consolidated net worth test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all financial ratios as of September 30, 2008.

9.	PROVISION FOR INCOME TAXES

Bio-Rad’s effective tax rate was 29% and 20% for the third quarter of 2008 and 2007, respectively.  The effective tax rates for the third quarter of 2008 and 2007 reflect tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign rates.  The lower effective tax rate for the third quarter of 2007 reflects benefits from tax audit settlements and adjustments necessary to reflect actual tax liabilities based on filing amended returns.

It is reasonably possible that within the next twelve months approximately $1.2 million of previously unrecognized tax benefits will be recorded.  These benefits are related to uncertainty regarding the sustainability of tax positions for years that remain subject to examination by the relevant tax authorities.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average shares outstanding	27,171	26,765	27,055	26,668
Weighted average unvested restricted shares	(142)	(50)	(102)	(17)
Basic shares	27,029	26,715	26,953	26,651
Effect of potentially dilutive securities:
Stock options and restricted stock awards	576	555	564	546
Diluted weighted average common shares	27,605	27,270	27,517	27,197
Anti-dilutive shares	113	292	83	278

11.	SHARE-BASED COMPENSATION

Included in our share-based compensation expense is the cost related to stock option, restricted stock and restricted stock unit grants that vest after January 1, 2006, as well as the cost related to our employee stock purchase plan stock purchases.

For the three months ended September 30, 2008 and 2007, we recognized pre-tax share-based compensation expense of $2.2 million and $1.5 million, respectively.  For the nine months ended September 30, 2008 and 2007, we recognized pre-tax share-based compensation expense of $5.3 million and $3.9 million, respectively.  We did not capitalize any share-based compensation expense.  In accordance with SFAS 123(R), we recognize share-based compensation net of estimated forfeitures.

Stock compensation awards made during the nine months ended September 30, 2008 included stock options, restricted stock and restricted stock units representing 174,930 shares of common stock.  The awards generally vest over five years at 20% per year based on continued service with Bio-Rad.  There were no stock compensation awards made during the three months ended September 30, 2008.

Stock Options

The weighted average fair value for stock options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions and weighted average fair values.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	--	34%	34%	34%
Risk-free interest rate	--	4.72%	3.92%	4.72%
Expected life (in years)	--	8.5	8.5	8.5
Expected dividend	--	--	--	--
Weighted average fair value
of options granted	--	$ 37.05	$ 42.21	$ 37.05

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

The following table summarizes our stock option activity during the first nine months of 2008:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	as of
		Exercise	Contractual	September 30, 2008
	Shares	Price	Term	(in millions)
Outstanding, January 1, 2008	1,488,275	$ 43.06
Granted	59,000	$ 88.35
Exercised	(197,131)	$ 29.37
Forfeited/Expired	(21,567)	$ 53.93
Outstanding, September 30, 2008	1,328,577	$ 46.92	5.33	$ 69.4
Vested and expected to vest
September 30, 2008	1,299,912	$ 46.41	5.27	$ 68.5
Exercisable, September 30, 2008	901,458	$ 38.20	4.39	$ 54.9

Cash received from stock options exercised during the three months ended September 30, 2008 and 2007 was $2.4 and $1.5 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $1.7 and $0.5 million for the three months ended September 30, 2008 and 2007, respectively.  Cash received from stock options exercised during the nine months ended September 30, 2008 and 2007 was $5.8 million and $5.1 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $4.6 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, there was approximately $8.2 million of total unrecognized compensation cost related to stock options granted under our stock option plans.  That cost is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock

The following table summarizes our restricted stock activity during the nine months ended September 30, 2008:

	Restricted	Weighted Average
	Stock	Grant-Date
	Shares	Fair Value
Nonvested shares, January 1, 2008	75,720	$ 75.33
Granted	78,485	$ 88.09
Vested	(14,625)	$ 75.33
Cancelled/Forfeited	(3,163)	$ 76.52
Nonvested shares, September 30, 2008	136,417	$ 82.64

As of September 30, 2008, there was approximately $9.0 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a weighted average period of approximately four years.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the nine months ended September 30, 2008:

		Weighted	Aggregate
		Average	Intrinsic Value
		Remaining	as of
		Contractual	September 30, 2008
	Units	Term	(in millions)
Outstanding, January 1, 2008	26,750
Granted	37,445
Vested	(2,593)
Cancelled/Forfeited	(953)
Outstanding, September 30, 2008	60,649	2.55	$ 6.0
Expected to vest, September 30, 2008	53,754	2.47	$ 5.3

The weighted average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2008 was $88.00.

As of September 30, 2008, there was approximately $3.7 million of total unrecognized compensation cost related to restricted stock units granted under the 2007 Plan.  That cost is expected to be recognized over a weighted average period of approximately four years.

Employee Stock Purchase Plan

We sold 24,069 shares for $1.7 million and 22,479 shares for $1.5 million under our employee stock purchase plan for the three months ended September 30, 2008 and 2007, respectively.  We sold 65,715 shares for $4.7 million and 65,507 shares for $4.0 million under our employee stock purchase plan for the nine months ended September 30, 2008 and 2007, respectively.  At September 30, 2008, there were 360,447 authorized shares remaining in the employee stock purchase plan.

12.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

13.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Interest and investment income	$ (2.6)	$ (5.8)	$ (7.4)	$ (19.7)
Impairment on investments	1.4	--	3.7	--
Other	0.7	0.1	(1.0)	0.3
Total other (income) expense, net	$ (0.5)	$ (5.7)	$ (4.7)	$ (19.4)

For the nine months ended September 30, 2008, we recognized $2.7 million of an other-than-temporary impairment loss on an investee included in long-term assets.  In light of continuing declines in its market price, we no longer believe that the investment will recover in the foreseeable future.  Additionally, we recognized $1.0 million of impairment in an equity investee.

14.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net income, as reported	$ 27.8	$ 28.0	$ 97.7	$ 80.6
Currency translation adjustments	(88.6)	20.8	(21.3)	29.4
Net unrealized holding gains (losses) on available-for-sale
investments net of tax effects of ($6.7) and ($2.3) million
for the three months ended September 30, 2008 and
2007 and ($12.3) and $3.4 million for the nine months
ended September 30, 2008 and 2007, respectively	(11.3)	(4.0)	(17.8)	5.9
Total comprehensive income (loss)	$ (72.1)	$ 44.8	$ 58.6	$ 115.9

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2008 and 2007 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2008	$156.9	$281.4	$3.6
	2007	$143.0	$193.3	$3.4

Segment profit	2008	$9.3	$34.3	$0.1
	2007	$5.2	$24.5	$0.2

Information regarding industry segments for the nine months ended September 30, 2008 and 2007 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2008	$473.1	$832.4	$10.9
	2007	$430.6	$560.8	$10.0

Segment profit	2008	$28.2	$109.4	$0.7
	2007	$12.2	$76.5	$0.8

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Total segment profit	$ 43.7	$ 29.9	$ 138.3	$ 89.5
Foreign exchange gains (losses)	(0.1)	(0.3)	(2.4)	0.4
Net corporate operating, interest and other
income and expense not allocated to segments	(0.7)	(0.2)	(1.8)	(1.0)
Other income (expense), net	0.5	5.7	4.7	19.4
Consolidated income before taxes and
minority interests	$ 43.4	$ 35.1	$ 138.8	$ 108.3

16.	FAIR VALUE MEASUREMENT

Effective January 1, 2008, we partially adopted SFAS 157 which defines fair value measurements and implements a hierarchical disclosure requirement.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date,” or the “exit price.”  Accordingly, an entity must now determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability, not assumptions made by the reporting entity.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  Additionally, SFAS 157 establishes a fair value hierarchy which gives precedence to fair value measurements calculated using observable inputs to those using unobservable inputs.  This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1	Quoted prices in active markets for identical securities
•	Level 2	Other significant observable inputs (including quoted prices in active markets for similar securities)
•	Level 3	Significant unobservable inputs (including our assumptions in determining the fair value of investments)

Financial assets carried at fair value as of September 30, 2008 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total

Available-for-sale securities	$ 20.7	$ 20.0	$ 40.7
Long-term assets	31.7	--	31.7
Total	$ 52.4	$ 20.0	$ 72.4

17.	LEGAL PROCEEDINGS

Eppendorf AG filed a patent infringement case against us and our subsidiaries, MJ GeneWorks, Inc. and MJ Research, Inc., in the U.S. District Court for the Western District of Wisconsin on October 31, 2007.  The complaint alleges that our thermocycler devices with gradient functionality infringe U.S. Patent No. 6,767,512.  Eppendorf sought damages, including treble damages for alleged willful infringement, injunctive relief and reasonable attorneys’ fees, expenses and costs.  In August 2008 the parties settled this litigation.

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

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2007 and this report for the quarter and nine months ended September 30, 2008.

Other than statements of historical fact, statements made in this report include forward-looking statements, such as statements with respect to Bio-Rad’s future financial performance, operating results, plans and objectives that involve risk and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as, “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including among other things: our ability to successfully develop and market new products; our reliance on and access to necessary intellectual property; our ability to integrate acquisitions; our ability to service our debt; competition in and government regulation of the industries in which we operate; and the monetary policies of various countries.  We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of research, healthcare, industrial, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results in manufacturing processes, research experiments and diagnostic tests, much of our revenues are recurring.  Approximately 30% of our year-to-date 2008 consolidated net sales are from the United States and approximately 70% are international sales largely denominated in local currency with the majority of these sales in Euros, Swiss Franc, Yen and British Sterling.  As a result, our consolidated sales expressed in dollars benefit when the US dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations contributed to the increase in our consolidated sales expressed in US dollars in the current quarter and nine months ended September 30, 2008.

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

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, we have identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, valuation of inventories, allowance for doubtful accounts, warranty reserves and litigation reserves as the accounting policies and estimates critical to the operations of Bio-Rad.  For a full discussion of these policies, please refer to our Form 10-K for the period ended December 31, 2007.

Corporate Results

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2008	2007	2008	2007	2007

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.6	44.6	45.6	44.3	45.8
Gross profit	54.4	55.4	54.4	55.7	54.2
Selling, general and
administrative expense	34.1	34.6	33.2	34.5	34.8
Product research and
development expense,
excluding purchased
in-process research and
development	8.8	9.8	9.0	10.1	9.6
Net income	6.3%	8.2%	7.4%	8.1%	6.4%

Three Months Ended September 30, 2008 Compared to

Three Months Ended September 30, 2007

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the third quarter of 2008 rose 30.1% to $441.8 million from $339.7 million in the third quarter of 2007.  The positive impact to sales from a weakening US dollar represented $19.6 million of sales growth.  On a currency neutral basis, third quarter 2008 sales grew 24.3% compared to the third quarter of 2007.  For consolidated Bio-Rad, excluding the DiaMed acquisition, overall currency neutral growth was 5.6%.   The Clinical Diagnostics segment sales grew by 45.6%, while the Life Science segment sales grew 9.7%.  On a currency neutral basis, Clinical Diagnostics segment sales growth was 39.4%, while the Life Science segment sales grew 4.4%.  The Clinical Diagnostics segment also benefited from the acquisition of DiaMed providing 32.9% of the segment’s total currency neutral sales growth.  Clinical Diagnostics segment product lines contributing to sales growth were the BioPlex 2200 ® system and reagents, our quality control product offerings and clinical microbiology products.  Life Science segment currency neutral sales growth excluding the food science products (principally BSE) grew 5.7%.  Product lines providing growth in the Life Science segment were process chromatography media, protein separation, protein interaction and multi analyte detection.  Sales of our BSE test declined offsetting overall growth.  Geographically, each segment contributed to sales growth without considering the DiaMed acquisition, with the greatest growth in the Asia Pacific area.

Consolidated gross margins were 54.4% for the third quarter of 2008 compared to 55.4% for the third quarter of 2007 and 54.2% for the year 2007.  The Clinical Diagnostics segment gross margin declined from the prior year by approximately 2.4%, which includes the DiaMed acquisition and purchase accounting amortization.  Excluding just the acquisition, Clinical Diagnostics segment margin increased approximately 0.9%.  Life Science segment margins increased from the prior period by approximately 1.7%.  The Life Science segment margin improvement resulted from higher sales and overall lower unit manufacturing costs.

Selling, general and administrative expenses (SG&A) represented 34.1% of sales for the third quarter of 2008 compared to 34.6% of sales for the third quarter of 2007.  SG&A grew by 27.9% without adjustment for the increase caused by currency which is estimated to have had a $5.6 million or 4.7% additional impact.  Excluding the impact of DiaMed, the SG&A currency neutral growth is estimated at 5.9%.  The increase in total SG&A is largely a result of the acquisition of DiaMed including compliance and integration costs in the current quarter.  The currency neutral growth of Life Science and Clinical Diagnostics segments (excluding DiaMed), is the result of higher personnel costs and to a lesser extent, travel expenses and third party commissions.

Product research and development expense rose to $38.8 million or 8.8% of sales in the third quarter of 2008.  Both Life Science and Clinical Diagnostics segments increased with the Clinical Diagnostics segment accounting for most of the increased spending.  Research and development spending increased 17.2% including DiaMed, and 12.8% on a currency neutral basis.  Areas of interest for the Life Science segment are genomics, proteomics, process chromatography and food safety.  The Clinical Diagnostics segment areas of interest include additional assays for the BioPlex 2200 system and enhancements to existing quality controls, diabetes monitoring, blood typing and blood virus diagnostics.

Corporate Results – Other Items

Interest expense for the third quarter of 2008 increased by $0.3 million compared to the third quarter of 2007.  Average indebtedness increased to $446.4 million in the third quarter of 2008.  Debt increased from the prior period because of the DiaMed acquisition and capitalized obligations for the addition of facilities in Hercules, California.  Our debt is mainly fixed rate borrowings at 7.5% and 6.125%.  We should not be subjected to significant increased borrowing costs in an increased interest rate environment unless we add new debt.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The exchange loss recorded in the current quarter and in the prior year are both largely a result of the estimating process inherent in the timing of shipments and settling of intercompany debt.  We do not currently hedge the net intercompany payable of our Brazilian subsidiaries denominated in US dollars, Euros and Swiss Francs.

Other income and expense, net for the third quarter of 2008 declined $5.2 million compared to the third quarter of 2007.  The change represents both a decline in investment income on invested funds in 2007 which were approximately $400 million greater prior to the acquisition of DiaMed.  Additionally in the third quarter of 2008, we impaired an investment in an “equity method” investee in the amount of $1.0 million.

Bio-Rad’s effective tax rate was 29% and 20% for the third quarter of 2008 and 2007, respectively.  The effective tax rates for the third quarter of 2008 and 2007 reflect tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign rates.  The lower effective tax rate for the third quarter of 2007 reflects benefits from tax audit settlements and adjustments necessary to reflect actual tax liabilities based on filing amended returns.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Nine Months Ended September 30, 2008 Compared to

Nine Months Ended September 30, 2007

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the first nine months of 2008 rose 31.5% to $1.3 billion from $1.0 billion in the first nine months of 2007.  The positive impact to sales from a weakening US dollar represented $69.4 million.  For Bio-Rad in total, on a currency neutral basis, sales grew 24.5% compared to the prior year period.  Excluding the impact of the DiaMed acquisition, consolidated sales increased 5.6% on a currency neutral basis.  The Clinical Diagnostics segment sales grew by 48.4% to $832.4 million and the Life Science segment sales grew 9.9% to $473.1 million.  On a currency neutral basis, Clinical Diagnostics segment sales increased 41.2%, or 7.3% excluding the DiaMed acquisition, and Life Science segment sales increased by 3.3%.  The Clinical Diagnostics segment, excluding DiaMed, experienced sales growth in all product groups with the strongest growth in the BioPlex 2200 system, quality controls and clinical microbiology.  On a currency neutral basis, Life Science segment sales grew 5.9% excluding the food science product line.  Sales gains were largely attributable to protein function reagents and equipment as well as process chromatography media.  The ongoing decline in BSE sales continues to offset the growth in the remaining Life Science segment product lines.  Geographically, sales growth was strongest in Asia and the United States.

Consolidated gross margins were 54.4% for the first nine months of 2008 compared to 55.7% for the first nine months of 2007 and 54.2% for the year 2007.  Excluding the impact of the DiaMed acquisition, our consolidated gross margin for the first nine months of 2008 was 56.2%, which was relatively unchanged from the prior year period.  The Clinical Diagnostics segment gross margin has declined 3.6% from the prior year period including the DiaMed acquisition with its purchased intangible amortization.  Excluding this event, Clinical Diagnostics segment margins remained unchanged.  Life Science segment margins increased by approximately 2.0%, resulting from higher sales and increased efforts to reduce manufacturing overhead costs.

Selling, general and administrative expenses (SG&A) represented 33.2% of sales for the first nine months of 2008 compared to 34.5% of sales in the prior year period.  Our SG&A increased 26.6% in absolute dollars before adjustment for any change in currency translation.  The weakening dollar increased international spending such that on a currency neutral basis, SG&A growth was 20.9%.  The increase in SG&A on a currency neutral basis is largely the result of the DiaMed acquisition including incremental compliance and integration costs.  The currency neutral growth of Life Science and Clinical Diagnostics segments (excluding DiaMed) is the result of higher personnel costs, information technology operating costs and travel expenses.

Product research and development expense increased to $118.4 million, a 17.6% increase in the first nine months of 2008 compared to the same period in 2007.  On a currency neutral basis, research and development spending increased 13.0% including DiaMed.  Most all of the currency neutral research and development spending growth is attributable to the Clinical Diagnostics segment including DiaMed.  Life Science segment development efforts are directed toward genomics, proteomics and process chromatography application.  Clinical Diagnostics segment efforts include development efforts at DiaMed along with expanded tests for the BioPlex 2200 system and improvements on additions to existing autoimmune, blood virus and quality control products.

Corporate Results  Other Items

Interest expense for the first nine months of 2008 increased by $0.5 million from the prior year to $24.1 million.  With the DiaMed acquisition, we have added capitalized lease obligations which increase overall interest expense.  We also added a lease obligation for additional facilities at our campus in Hercules, California.  Our debt is still largely represented by our subordinated notes with fixed borrowing rates of 7.5% and 6.125%.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The net losses for the first nine months of 2008 generally arose from the first quarter of 2008 when DiaMed foreign currency exposures were not integrated into our hedging program.  We have not experienced similar losses in the subsequent quarters of 2008 since we began the DiaMed integration.  We continue to exclude the intercompany debt of our Brazilian subsidiary from our hedging program.

Other income and expense, net for the first nine months of 2008 includes investment income, generally consisting of interest income on our cash and cash equivalents, short-term investments, marketable securities and any notes receivable.  We also include in this category any gains or losses associated with the sale or disposal of any surplus manufacturing equipment or other productive assets.  The decline in other income and expense is the result of less investment income after employing approximately $400 million to acquire DiaMed.

Bio-Rad’s effective tax rate was 25% for the first nine months of 2008 and 26% for the first nine months of 2007.  The effective tax rates for both nine month periods are lower than the statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign rates.  The lower effective tax rate for the first nine months of 2008 reflects discrete events that reduced tax expense by decreasing tax liabilities for uncertain tax positions as a result of the expiration of statutes of limitations and settlements of claims for refunds.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and intermediate or finished products are then shipped for completion and/or distribution to facilities around the globe.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows of capital expenditures and tax expense are covered by cash flow from operations.  We currently operate with an adequate level of interest coverage and our current market capitalization is high relative to our current level of debt.  In addition to the strong positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and our revolving credit facility.

As of September 30, 2008, we had available $234.3 million in cash and cash equivalents and short-term investments, and $19.6 million available under international lines of credit.  Under the $200.0 million Amended and Restated Credit Agreement we have $192.2 million available with $7.8 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies related to the deductible on the co-insurance provision of policies issued for us as the beneficiary.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and to make the offer to the minority shareholders of DiaMed Holding as outlined in the DiaMed purchase and sale agreement.

Cash Flows from Operations

Net cash provided by operations was $113.0 million and $88.4 million for the nine months ended September 30, 2008 and 2007, respectively.  The net improvement of $24.6 million reflects the inclusion of the DiaMed acquisition in the current year.  Both cash received from customers and cash paid to suppliers have increased due to the inclusion of the DiaMed operations with Bio-Rad in the nine months of 2008.  The decline in miscellaneous receipts from the prior year largely represents less investment income as cash investments held at September 30, 2007 were used to acquire an 86% interest in DiaMed Holding in October 1, 2007.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies.

Cash Flows for Investing Activities

Net capital expenditures totaled $62.7 million for the nine months ended September 30, 2008 compared to $45.9 million for the same period of 2007.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  All periods include reagent rental equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use.  An increase in the investment in reagent rental equipment has occurred in connection with the introduction of the BioPlex 2200 system into the diagnostic testing market and improved placements of blood virus testing equipment.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.

We intend to offer to buy the remaining outstanding shares of the minority shareholders of DiaMed Holding, AG.  During the first quarter of 2008, we purchased 556 shares from certain minority shareholders as described in Note 2.  The persons holding these shares received a first payment of approximately $14 million toward the total price.  Due to the weakening of the Swiss Franc versus the U.S. dollar, we now estimate the cash required to purchase the remaining shares of DiaMed, based on rates at September 30, 2008, at approximately $55 million.

During the current quarter, we acquired additional land and buildings in the business park in Hercules, California that serves as the Corporate, Life Science and Clinical Diagnostics headquarters of Bio-Rad.  The facility was financed through a capitalized lease obligation that transfers title to us as the end of the lease term.  The net present value of the lease payments is $9.7 million.  The above transaction is not included as a cash transaction in the condensed consolidated statement of cash flows for the current period since the seller provided 100% of the financing.

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

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time of which $3.3 million is remaining.  Our credit agreements restrict our ability to repurchase our stock.  There were no share repurchases made in the first nine months of 2008 or for the year 2007.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (EPS) pursuant to the two-class method.  This FSP becomes effective for us on January 1, 2009.  Early adoption of the FSP is not permitted; however, it will apply retrospectively to EPS data for all periods presented in the financial statements or in financial data.  We do not currently expect that this FSP will have a material impact on our EPS data in fiscal year 2009 or on EPS for any prior periods presented in the financial data upon adoption.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with generally accepted accounting principles.  This statement will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not anticipate that the adoption of SFAS 162 will have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows.  To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes.  SFAS 161 is effective for us on January 1, 2009.  We do not believe the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

As amended in February 2008 by FSP FAS 157-2, Effective Date of FASB Statement No. 157, SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009.  As such, we partially adopted the provisions of SFAS 157 effective January 1, 2008.  See Note 16.  We expect to adopt the remaining provisions of SFAS 157 beginning in 2009.  We expect the adoption of SFAS 157 to impact the way in which we calculate fair value for our annual impairment review of goodwill and non-amortizable intangible assets, and when conditions exist that require us to calculate the fair value of long-lived assets; however, we do not expect this adoption to have a material impact on our consolidated financial statements.

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2008, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

A discussion of risk factors relevant to Bio-Rad is included in our Form 10-K for the year ended December 31, 2007 as filed on February 29, 2008.  There have been no significant changes to these risk factors as of September 30, 2008.

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

BIO-RAD LABORATORIES, INC. (Registrant)

Date:	November 7, 2008	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	November 7, 2008	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer