Form 10-K
period 2008-12-31
BIO RAD LABORATORIES INC
filed 2009-02-27
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission file number 1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware	94-1381833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive, Hercules, California	94547
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(510) 724-7000
Securities registered pursuant to Section 12(b) of the Act:
Name of Each Exchange
Title of Each Class	on Which Registered

Class A Common Stock Par Value $0.0001 per share	New York Stock Exchange

Class B Common Stock Par Value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		[ X ] Yes	[ ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		[ ] Yes	[ X ] No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		[ X ] Yes	[ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		[ ] Yes	[ X ] No

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the
Registrant’s Class A Common Stock held by non-affiliates was approximately $1,487,138,626 and the aggregate market value of the registrant’s
Class B Common Stock held by non-affiliates was approximately $39,900,219.

As of February 17, 2009, there were 22,185,629 shares of Class A Common Stock and 5,134,698 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference

	Document	Form 10-K Parts
(1)	Annual Report to Stockholders for the fiscal year
	ended December 31, 2008 (specified portions)	I, II, IV

(2)	Definitive Proxy Statement to be mailed to stockholders
in connection with the registrant's 2009 Annual Meeting
	of Stockholders (specified portions)	III

P A R T I

ITEM 1.	BUSINESS

General

Founded in 1952 and incorporated in 1957, Bio-Rad Laboratories, Inc. (referred to in this report as “Bio-Rad,” “we,” “us,” and “our”) was initially engaged in the development and production of specialty chemicals used in biochemical, pharmaceutical and other life science research applications.  In 1967, Bio-Rad entered the field of clinical diagnostics with the development of its first test kit based on separation techniques and materials developed for life science research.  Bio-Rad expanded into the field of analytical and measuring instrument systems through internal research and development efforts and acquisitions in the late 1970's and 1980's.  In 1999, Bio-Rad acquired the stock of Pasteur Sanofi Diagnostics and the rights to certain ancillary assets.  This strengthened our position in the HIV and infectious disease diagnostic product market.  In 2000 and 2004, Bio-Rad divested its semiconductor, optoelectronic metrology and confocal microscopy product lines.  In late 2007, we acquired 77.7% of the registered shares or 85.96% of the outstanding shares of DiaMed Holding AG.  During 2008, we acquired additional shares of DiaMed, bringing our total ownership percentage to 93.46% at December 31, 2008.  These acquisitions have enhanced our position in the immunohematology market.

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

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  For a description of business and financial information on industry and geographic segments, see Note 14 on pages 30 through 33 of Exhibit 13.1, which is incorporated herein by reference.

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

Clinical Diagnostics Segment

The global clinical diagnostic market is estimated to be approximately $35 billion in 2008 and growing at four to five percent annually.  We estimate the worldwide clinical diagnostics segment in which we participate to be approximately $10 billion.  The market encompasses a broad array of technologies incorporated into a variety of products used to detect, identify, monitor and quantify substances in patient and donor blood or other bodily fluids and tissues.  The vast majority of these tests are performed "in vitro" (outside the body).  The information generated by these tests helps physicians diagnose disease and guide patient therapy and treatment, all of which helps improve patient care.  It is estimated that diagnostic testing influences nearly seventy percent of patient care decisions made by doctors while comprising less than five percent of total healthcare costs.

The market is split into several sub segments consisting of clinical chemistry, immunoassay, microbiology, hematology, molecular, coagulation, blood banking and blood typing.  Bio-Rad has significant positions in blood virus testing (blood banking and immunoassay); immunohematology (blood typing); hemoglobin A1c testing for diabetes monitoring (clinical chemistry and immunoassay); autoimmune disease testing (immunoassay); and quality control (crossing all sub segments).

Consumers of clinical diagnostic products are hospital laboratories, reference laboratories, physician office laboratories, government agencies, and diagnostic manufacturers.  Purchasing decisions are normally based on improving the healthcare of patients, improving laboratory efficiency, and reducing overall costs.  Bio-Rad's products and services generally meet or exceed these criteria leading to strong customer loyalty and recurring revenue exceeding eighty percent of total sales.

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

Our customer base is broad and diversified.  In 2008, no single customer accounted for more than 2% of our total net sales.  Our sales are affected by certain external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding would have a detrimental effect on the results of this segment.

Most of our international sales are generated by our wholly-owned subsidiaries and their branch offices.  Certain of these subsidiaries also have manufacturing facilities.  Bio-Rad’s international operations are subject to certain risks common to foreign operations in general, such as changes in governmental regulations, import restrictions and foreign exchange fluctuations.  However, our international operations are principally in developed nations, which we regard as presenting no significantly greater risks to our operations than are present in the United States.

Competition

The markets served by our product groups are highly competitive.  Our competitors range in size from start-ups to large multinational corporations with significant resources and reach.  Reliable independent information on sales and market share of products produced by our competitors is not generally available. We believe, however, based on our own estimates, no one company is so dominant that it prevents other companies, including Bio-Rad, from competing effectively.  We compete mainly in market segments where our products and technology offer customers specific advantages over the competition.  We tend to avoid head to head competition against entrenched competitors with me-too products.

Because of the breadth of its product lines, the Life Science segment does not face the same competitors for all of its products.  Competitors in this market include GE Biosciences, Qiagen, Thermo Fisher Scientific and Life Technologies.  We compete primarily based on meeting performance specifications.

Major competitors in the clinical diagnostic segment include Roche, Abbott Laboratories (Diagnostic Division), Siemens Medical Diagnostics Solutions (formerly Dade-Behring, Diagnostics Products Corporation, and Bayer Diagnostics), Beckman Coulter, Becton-Dickinson, bioMérieux, Johnson & Johnson (Ortho Clinical Diagnostics), Thermo Fisher, Tosoh, Immucor, Cepheid, and DiaSorin.

Product Research and Development

We conduct extensive product research and development activities in all areas of our business, employing approximately 790 people worldwide in these activities.  Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development and testing of new products and applications, we consult with scientific and medical professionals at universities, hospitals and medical schools, and in industry.  Excluding in-process research and development, we spent approximately $159.5 million, $140.5 million, and $123.4 million on research and development activities during the years ended December 31, 2008, 2007 and 2006, respectively.

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

Employees

At December 31, 2008, Bio-Rad had approximately 6,600 full-time employees.  Fewer than 8% of Bio-Rad's approximately 2,830 U. S. employees are covered by a collective bargaining agreement which will expire on November 7, 2009.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  Bio-Rad considers its employee relations in general to be good.

Available Information

Bio-Rad files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Bio-Rad, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Bio-Rad’s website address is www.bio-rad.com.  We make available, free of charge through our website, our Form 10-Ks, 10-Qs and 8-Ks, and any amendments to these forms, as soon as reasonably practicable after filing with the SEC.

ITEM 1A.	RISK FACTORS

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition, or liquidity.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies expected to continue into 2009.  Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies.  In the second half of 2008, added concerns fueled by the U.S.  government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers.  These factors have lead to a decrease in spending by businesses and consumers alike.  Our customers and vendors may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and vendors may increase their prices, reduce their output or change terms of sales. Additionally, if customers’ or vendors’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us and vendors may restrict credit or impose different payment terms. Any inability of current and/or potential customers to pay us for our products or any demands by vendors for different payment terms may adversely affect our earnings and cash flow.  Additionally, strengthening of the U.S. dollar associated with the global financial crisis may adversely affect the results of our international operations when those results are translated into U.S. dollars. Furthermore, the disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms, if at all.  Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

We cannot assure you that we will be able to integrate acquired companies, products or technologies into our company successfully, or we may not be able to realize the anticipated benefits from the acquisitions.

As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies.  In order to be successful in these activities, we must, among other things:

•	assimilate the operations and personnel of acquired companies;
•	retain acquired business customers;
•	minimize potential disruption to our ongoing business;
•	retain key technical and management personnel;
•	integrate acquired companies into our strategic and financial plans;
•	accurately assess the value of target companies, products and technologies;
•	comply with new regulatory requirements;
•	harmonize standards, controls, procedures and policies;
•	minimize the impact to our relationships with our employees and customers; and
•	assess, document and remediate any deficiencies in disclosure controls and procedures and internal controls over financial reporting.

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

A significant portion of our sales are made outside of the United States.  Our foreign subsidiaries generated 70% of our net sales in the year ended December 31, 2008.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

We are dependent on government funding and the capital spending programs of our customers, and the effect of potential healthcare reform on government funding and our customers’ ability to purchase our products is uncertain.

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies.  The capital spending programs of these institutions and companies have a significant effect on the demand for our products.  Such policies are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities among various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods.  If government funding to our customers were to decrease, or if our customers were to decrease or reallocate their budgets in a manner adverse to us, our business, financial condition or results of operations could be materially adversely affected.

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

Our products and services are highly technical in nature.  In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services.  In addition, some of our manufacturing positions are highly technical.  We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry.  We generally do not enter into employment agreements requiring these employees to continue in our employment for any period of time.  Any failure on our part to hire, train and retain a sufficient number of qualified personnel could substantially damage our business.  Additionally, if we were to lose a sufficient number of our research and development scientists and were unable to replace them or satisfy our needs for research and development through outsourcing, it could adversely affect our business.

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

As of February 17, 2009, the Schwartz family collectively held approximately 16% of our Class A Common Stock and 90% of our Class B Common Stock.  As a result, the Schwartz family is able to elect a majority of the directors, effect fundamental changes in our direction and control matters affecting us, including the allocation of business opportunities that may be suitable for our company.  In addition, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

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

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under our notes.

As of December 31, 2008 we and our subsidiaries have approximately $453.1 million of outstanding indebtedness.  In addition, the indenture governing our notes permits us to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture.

The following chart shows certain important credit statistics.

At December 31, 2008
(in millions)
Total debt	$ 453.1
Stockholders’ equity	$1,040.7
Debt to equity ratio	0.4

The incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt; and
•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and
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

The indenture governing our notes and the terms of other debt instruments, including without limitation our credit facilities and other agreements we may enter in the future, contain or will contain covenants imposing significant restrictions on our business.  These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  These covenants place restrictions on our ability to, among other things:

•	incur additional debt;
•	acquire other businesses or assets through merger or purchase;
•	create liens;
•	make investments;
•	enter into transactions with affiliates;
•	sell assets;
•	in the case of some of our subsidiaries, guarantee debt; and
•	declare or pay dividends, redeem stock or make other distributions to shareholders.

Our existing credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including a maximum consolidated leverage ratio test, minimum consolidated interest coverage ratio test and a minimum net worth test.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.  The breach of any of these restrictions could result in a default.  An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.  If we were unable to repay debt to our senior secured lenders, these lenders could proceed against the collateral securing that debt.  The collateral is substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on our notes and repay the principal amount of the notes or may cause the future subsidiary guarantors, if any, to be unable to make payments under the guarantees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our corporate headquarters located in Hercules, California.  The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Richmond, California	Owned/Leased
	Hercules, California	Owned/Leased
	Riom, France	Owned/Leased
	Singapore	Leased

Clinical
Diagnostics	Hercules, California	Owned/Leased
	Irvine, California	Leased
	Greater Seattle area, Washington	Owned/Leased
	Plano, Texas	Leased
	Lille, France	Owned
	Greater Paris area, France	Leased
	Nazareth-Eke, Belgium	Leased
	Cressier, Switzerland	Owned/Leased

Most manufacturing and research facilities also house administration, sales and distribution activities.  In addition, we lease office and warehouse facilities in a variety of locations around the world.  The facilities are used principally for sales, service, distribution and administration for both segments.

ITEM 3.	LEGAL PROCEEDINGS

Note 13, “Legal Proceedings,” appearing on page 30 of Exhibit 13.1 is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of Bio-Rad’s security holders during the fourth quarter of the fiscal year covered by this report.

P A R T II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Concerning Common Stock

Bio-Rad’s Class A and Class B Common Stock are listed on the New York Stock Exchange with the symbols BIO and BIO.B, respectively.  The following sets forth, for the periods indicated, the high and low closing prices for our Class A and Class B Common Stock.

	Class A		Class B
	High	Low	High	Low
2008
Fourth Quarter	99.26	61.52	97.00	62.14
Third Quarter	108.10	78.12	108.09	78.05
Second Quarter	92.27	78.08	92.00	78.75
First Quarter	100.65	84.81	100.78	85.49

2007
Fourth Quarter	107.57	90.68	107.92	91.80
Third Quarter	91.53	74.16	90.67	73.67
Second Quarter	75.57	68.81	74.75	68.75
First Quarter	87.64	67.67	87.25	67.49

On February 17, 2009, we had 575 holders of record of Class A Common Stock and 171 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The table headed “Summary of Operations and Selected Financial Data” appearing on page 1 of Exhibit 13.1 is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The section headed “Management’s Discussion and Analysis of Results of Operations and Financial Condition” appearing on pages 36 through 48 of Exhibit 13.1 is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The section headed “Financial Risk Management” appearing on pages 46 and 47 of Exhibit 13.1 is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto and the Report of Independent Registered Public Accounting Firm appearing on pages 2 through 35 of Exhibit 13.1 are incorporated herein by reference.

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

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of Bio-Rad’s internal control over financial reporting as of December 31, 2008.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements of Bio-Rad Laboratories, Inc. for the three years ended December 31, 2008 and has issued an attestation report on the effectiveness of Bio-Rad’s internal control over financial reporting, as stated in their report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2009 annual meeting of stockholders (the “2009 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Bio-Rad’s Board of Directors has determined that Mr. Ruediger Naumann-Etienne and Mr. Louis Drapeau are “audit committee financial experts,” as defined in Item 401(h) of Regulation S-K.  Mr. Naumann-Etienne and Mr. Drapeau are also “independent” directors, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 303A.02 of the New York Stock Exchange Listed Company Manual.

We have adopted a code of business ethics and conduct that applies to our principal executive officer, principal financial officer, controller and all other employees.  We will provide a copy of the code of ethics to any person, without charge, upon request, by writing to us at “Bio-Rad Laboratories, Inc., Investor Relations, 1000 Alfred Nobel Drive, Hercules, CA  94547.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2009 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”  In addition, the information from a portion of the 2009 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2009 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,303,794	$ 46.52	1,657,970 (2)

Equity compensation plans not approved by stockholders	--	--	--

Total	1,303,794	$ 46.52	1,657,970

(1)

Consists of the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan, the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

(2)

Consists of 1,320,341 shares available under the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and 337,629 shares available for issuance under the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2009 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2009 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

P A R T IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Index to Financial Statements

	The following Consolidated Financial Statements are included in Exhibit 13.1 and
	are incorporated herein by reference pursuant to Item 8:
		Page in
		Exhibit 13.1

	Consolidated Balance Sheets at December 31, 2008 and 2007	2-3

	Consolidated Statements of Income for each of the three years
	in the period ended December 31, 2008	4

	Consolidated Statements of Cash Flows for each of the
	three years in the period ended December 31, 2008	5

	Consolidated Statements of Changes in Stockholders’ Equity
	for each of the three years in the period ended December 31, 2008	6

	Notes to Consolidated Financial Statements	7-33

	Report of Independent Registered Public Accounting Firm	34-35

2.	Index to Financial Statement Schedule

		Page in
		Form 10-K

	Schedule II Valuation and Qualifying Accounts	19
	Report of Independent Registered Public Accounting Firm	20

All other financial statement schedules are omitted because they are not required or the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 21 through 26 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

Reserve for doubtful accounts receivable

	Balance at	Additions
	Beginning	Charged to Costs			Balance at
	of Year	and Expenses	Deductions	Other (A)	End of Year
2008	$ 21,410	$ 7,602	$ (9,472)	$ 27	$ 19,567
2007	$ 15,265	$ 3,925	$ (3,227)	$ 5,447	$ 21,410
2006	$ 13,301	$ 1,931	$ (537)	$ 570	$ 15,265

(A)  Due to acquisitions.

Valuation allowance for current and long-term deferred tax assets

	Balance at		Deductions
	Beginning		Charged to Costs		Balance at
	of Year	Additions	and Expenses	Other (B)	End of Year
2008	$ 31,119	$ 10,570	$ (1,026)	--	$ 40,663
2007	$ 26,494	$ 9,079	$ (5,551)	$ 1,097	$ 31,119
2006	$ 17,737	$ 6,102	$ (1,770)	$ 4,425	$ 26,494

(B)  Due to acquisitions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bio-Rad Laboratories, Inc.

Hercules, California

We have audited the consolidated financial statements of Bio-Rad Laboratories, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our report thereon dated February 25, 2009 (which report on the financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting standard in 2007); such report is included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)2.  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
San Francisco, California
February 25, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Sanford S. Wadler
Sanford S. Wadler
Secretary

Date:	February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Norman Schwartz	President and Director	February 26, 2009
(Norman Schwartz)

Principal Financial Officer
/s/ Christine A. Tsingos	Vice President,
(Christine A. Tsingos)	Chief Financial Officer	February 26, 2009

Principal Accounting Officer
/s/ James R. Stark	Corporate Controller	February 26, 2009
(James R. Stark)

Other Directors:
/s/ James J. Bennett	Director	February 26, 2009
(James J. Bennett)

/s/ Louis Drapeau	Director	February 26, 2009
(Louis Drapeau)

/s/ Albert J. Hillman	Director	February 26, 2009
(Albert J. Hillman)

Director
(Ruediger Naumann-Etienne)

/s/ Alice N. Schwartz	Director	February 26, 2009
(Alice N. Schwartz)

/s/ David Schwartz	Director	February 26, 2009
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
Bio-Rad Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A.
(successor by merger to Bank One, NA(Main Office Chicago)), as a lender and administrative agent,Wells Fargo Bank, N.A. and Union Bank of California N.A.,
as syndication agents and ABN AMRO Bank N.V. and BNP Paribas, as documentation agents. (7)

10.1.1	Amendment No. 1 to Amended and Restated Credit Agreement. (8)

10.2	Amended and Restated Security Agreement, dated as of June 21, 2005, between
Bio-Rad Laboratories, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as administrative agent. (7)

10.3	Amended and Restated Pledge Agreement, dated as of June 21, 2005, between
Bio-Rad Laboratories, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to
Bank One, NA (Main Office Chicago)), as administrative agent. (7)

10.4	1994 Stock Option Plan. (9)

10.4.1	Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated April 28, 1998. (10)

10.4.2	Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated December 6, 1999. (10)

10.4.3	Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated September 19, 2000. (10)

10.4.4	Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated April 25, 2001. (11)

10.5	Amended and Restated 1988 Employee Stock Purchase Plan. (12)

10.5.1	Amendment to the Amended 1988 Employee Stock Purchase Plan. (11)

10.6	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated
effective January 1, 1997). (13)

10.7	2003 Stock Option Plan. (14)

10.7.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (19)

10.8	2007 Incentive Award Plan (21)

10.10	Non-competition and employment continuation agreement with
James J. Bennett. (15)

10.13	Stock Purchase Agreement dated as of August 16, 2004 by and between Bio-Rad,
MJ GeneWorks, Incorporated, Michael J. Finney and John D. Finney, excluding exhibits and schedules. Pursuant to Regulation S-K Item 601(b)(2), the exhibits and schedules to this agreement have not been filed. We agree to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request. We have requested confidential treatment of certain portions of this agreement. (16)

10.14	Connecticut Settlement Agreement dated as of February 9, 2006 by and between
Bio-Rad Laboratories, Inc., MJ Research, Inc., and Applera Corporation, through its
Applied Biosystems Group. (16)

10.15	Real-Time Settlement Agreement dated as of February 9, 2006 by and between
Bio-Rad Laboratoreis, Inc., MJ Research Inc., and Applera Corporation, through its Applied Biosystems Group. (16)

10.15.1	Amendment No. 1 to Real-Time Settlement Agreement dated as of May 4, 2007 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and Applera Corporation,
through its Applied Biosystems Group.(20)

10.16	Amended and Restated Thermal Cycler Supplier Agreement dated as of February 9,
2006 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and Applera
Corporation, through its Applied Biosystems Group. (16)

10.17	Real-Time Instrument Patent License Agreement dated as of February 9, 2006, by and between Bio-Rad Laboratories, Inc., MJ Research, Inc., and Applera
Corporation through its Applied Biosystems Group. (16)

10.17.1	Amendment No. 1 to Real-Time Patent License Agreement dated as of May 4, 2007 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and Applera
Corporation through its Applied Biosystems Group.(20)

13.1	Excerpt from Annual Report to Stockholders’ for the fiscal year ended
December 31, 2008 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K).

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)
(17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)
(17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
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