Form 10-Q
period 2009-03-31
BIO RAD LABORATORIES INC
filed 2009-05-08
CIK 12208

10Q f10Q03312009.htm FOR BIO-RAD LABORATORIES, INC.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from				to
Commission file number 1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)
Delaware			94-1381833
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive, Hercules, California			94547
(Address of principal executive offices)			(Zip Code)

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
				Yes [ X ]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
				Yes [ ]	No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

				Yes [ ]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Class			Shares Outstanding at April 30, 2009
Class A Common Stock, Par Value $0.0001 per share			22,232,434
Class B Common Stock, Par Value $0.0001 per share			5,133,698

BIO-RAD LABORATORIES, INC.
FORM 10-Q MARCH 31, 2009
TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

2

ITEM 1. FINANCIAL STATEMENTS

2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

2

CONDENSED CONSOLIDATED BALANCE SHEETS

3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 4. CONTROLS AND PROCEDURES

24

PART II – OTHER INFORMATION

24

ITEM 1. LEGAL PROCEEDINGS

24

ITEM 1A. RISK FACTORS

25

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

32

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

32

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

32

ITEM 5. OTHER INFORMATION

33

ITEM 6. EXHIBITS

33

SIGNATURES

33

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$ 400,933	$ 422,197
Cost of goods sold	172,031	195,314
Gross profit	228,902	226,883
Selling, general and administrative expense	140,313	139,655
Product research and development expense	37,152	37,489
Income from operations	51,437	49,739
Interest expense	7,807	7,957
Foreign exchange (gains) losses, net	(774)	2,593
Other (income) expense, net	1,159	(193)
Income before taxes	43,245	39,382
Provision for income taxes	(11,202)	(10,823)
Net income including noncontrolling interests	32,043	28,559
Less: Net income attributable to noncontrolling interests	(1,778)	(2,064)
Net income attributable to Bio-Rad	$ 30,265	$ 26,495

Basic earnings per share:
Net income attributable to Bio-Rad	$ 1.11	$ 0.98
Weighted average common shares	27,321	26,955

Diluted earnings per share:
Net income attributable to Bio-Rad	$ 1.10	$ 0.96
Weighted average common shares	27,618	27,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS:
Cash and cash equivalents	$ 192,870	$ 204,524
Short-term investments	29,960	38,950
Accounts receivable, net	326,307	339,653
Inventories, net	369,041	375,616
Prepaid expenses, taxes and other current assets	131,744	135,198
Total current assets	1,049,922	1,093,941
Net property, plant and equipment	294,611	300,732
Goodwill	307,916	321,820
Purchased intangibles, net	211,245	228,590
Other assets	91,614	92,181
Total assets	$ 1,955,308	$ 2,037,264

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 95,952	$ 117,982
Accrued payroll and employee benefits	91,621	119,420
Notes payable and current maturities of long-term debt	6,253	9,578
Sales, income and other taxes payable	36,739	33,731
Accrued royalties	27,301	30,874
Other current liabilities	98,013	106,449
Total current liabilities	355,879	418,034
Long-term debt, net of current maturities	444,209	445,979
Deferred tax liabilities	39,965	42,570
Other long-term liabilities	56,956	60,041
Total liabilities	897,009	966,624

STOCKHOLDERS’ EQUITY:
Bio-Rad stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares
authorized; none outstanding	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares
authorized; outstanding – 22,222,472 at March 31, 2009
and 22,182,451 at December 31, 2008	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares
authorized; outstanding – 5,134,698 at March 31, 2009
and 5,137,357 at December 31, 2008	1	1
Additional paid-in capital	128,377	124,401
Retained earnings	881,841	851,577
Accumulated other comprehensive income:
Currency translation and other	16,391	64,750
Total Bio-Rad stockholders’ equity	1,026,612	1,040,731
Noncontrolling interests	31,687	29,909
Total stockholders’ equity	1,058,299	1,070,640
Total liabilities and stockholders’ equity	$ 1,955,308	$ 2,037,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Cash received from customers	$ 395,356	$ 436,521
Cash paid to suppliers and employees	(375,628)	(421,973)
Interest paid	(8,775)	(8,938)
Income tax payments	(6,012)	(6,398)
Miscellaneous receipts	1,457	570
Excess tax benefits from share-based compensation	(27)	(1,959)
Net cash provided by (used in) operating activities	6,371	(2,177)

Cash flows from investing activities:
Capital expenditures, net	(18,667)	(19,045)
Payments for acquisitions and long-term investments	(441)	(17,106)
Payments on purchase of intangible assets	--	(675)
Purchases of marketable securities and investments	(12,400)	(24,872)
Sales of marketable securities and investments	13,231	32,779
Foreign currency economic hedges, net	5,561	(6,045)
Net cash used in investing activities	(12,716)	(34,964)

Cash flows from financing activities:
Net payments under line-of-credit arrangements	(2,084)	(668)
Payments on long-term debt	(1,882)	(2,190)
Proceeds from issuance of common stock	1,896	3,688
Excess tax benefits from share-based compensation	27	1,959
Net cash provided by (used in) financing activities	(2,043)	2,789

Effect of exchange rate changes on cash	(3,266)	2,068
Net decrease in cash and cash equivalents	(11,654)	(32,284)
Cash and cash equivalents at beginning of period	204,524	161,764
Cash and cash equivalents at end of period	$ 192,870	$ 129,480

Reconciliation of net income including noncontrolling interests to net cash provided by (used in) operating activities:
Net income including noncontrolling interests	$ 32,043	$ 28,559
Adjustments to reconcile net income including noncontrolling interests to net cash provided by (used in) operating activities excluding the effects of acquisitions:
Depreciation and amortization	22,327	23,740
Share-based compensation	2,047	1,586
Excess tax benefits from share-based compensation	(27)	(1,959)
Decrease in accounts receivable	356	11,504
Increase in inventories	(4,597)	(16,715)
(Increase) decrease in other current assets	635	(3,884)
Decrease in accounts payable and other current liabilities	(47,732)	(53,844)
Increase in income taxes payable	4,467	2,912
Other	(3,148)	5,924
Net cash provided by (used in) operating activities	$ 6,371	$ (2,177)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

In this report, “Bio-Rad,” “we,” “us,” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Estimates have been prepared on the basis of the best available information.  Actual results could differ materially from those estimates.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Significant Accounting Policies

We have expanded our disclosure regarding our significant accounting policies relating to Goodwill and Long-Lived Assets.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a full discussion of our significant accounting policies.

Goodwill

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill is assessed for impairment by applying fair-value based tests annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We perform impairment tests of goodwill at our reporting unit level, which is one level below our reporting segments.  Our reporting units are identified as components for which discrete financial information is available and is regularly reviewed by management.  Goodwill amounts are assigned to the reporting units based upon the amounts allocated at the time of their respective acquisition.

The goodwill impairment test consists of a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill.  We use discounted cash flow models to determine the fair value of a reporting unit.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

Long-Lived Assets

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We assess the impairment of long-lived assets (including identifiable intangible assets) whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that we consider important that could trigger an impairment review include:

•	significant under-performance relative to expected, historical or projected future operating results;
•	significant changes in the manner of use of the long-lived assets, intangible assets or the strategy for our overall business;
•	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life; and
•	significant negative industry, legal, regulatory or economic trends.

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method.  Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets.  We estimate the future cash flows of the long-lived assets using current and long-term financial forecasts.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If this is the case, an impairment loss would be recognized.  The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued the following FASB Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  These FSPs become effective for our interim period ending June 30, 2009.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly.  We are currently evaluating the effect that this FSP will have on our consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  This FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of this FSP will not affect our financial condition, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  We do not believe the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on our consolidated financial statements.

On January 1, 2009 we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  This statement also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  These disclosure requirements have been applied retrospectively to all periods presented.  There were no changes to the ownership percentages of the noncontrolling interests in the first quarter of 2009.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements; however, the adoption impacted certain captions previously used on the consolidated income statement, largely identifying net income including noncontrolling interests and net income attributable to Bio-Rad.  Certain captions on the consolidated balance sheet and statement of cash flows have also changed.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  This FSP became effective for us on January 1, 2009, at which time we adopted the FSP.  This FSP did not have a material impact on our EPS data in the first quarter of 2009 or on EPS for any prior periods.  See Note 9.

As amended in February 2008 by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  This FSP became effective for us beginning January 1, 2009.  The adoption of this FSP did not have a material impact on our consolidated financial statements.

2.	AVAILABLE-FOR-SALE INVESTMENTS

Available-for-sale investments consist of the following (in millions):

	March 31,	December 31,
	2009	2008
Current:
Corporate obligations	$ 8.5	$ 7.0
Municipal obligations	3.1	5.0
Asset backed securities (including mortgage-backed)	3.5	12.5
U.S. Agencies	8.4	7.3
Marketable equity securities	6.5	7.2
	30.0	39.0

Long-term:
Marketable equity securities	16.8	20.3
Asset backed securities (including mortgage-backed)	6.0	--
	22.8	20.3

Total	$ 52.8	$ 59.3

In the first quarter of 2009 and 2008 we recognized $2.5 million and $0.8 million, respectively of other-than-temporary impairment losses on available-for-sale investments.  In light of continuing declines in their market price, we no longer believe that these investments will recover in the foreseeable future.

At March 31, 2009 and December 31, 2008, we had total accumulated unrealized losses of $16.4 million and $13.2 million, respectively and no accumulated unrealized gains.  The fair value of our available-for-sale investments has declined due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability to hold these investments until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

We determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability, not assumptions made by the reporting entity.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  SFAS 157 establishes a fair value hierarchy which gives precedence to fair value measurements calculated using observable inputs to those using unobservable inputs.  This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1	Quoted prices in active markets for identical securities
•	Level 2	Other significant observable inputs (including quoted prices in active markets for similar securities)
•	Level 3	Significant unobservable inputs (including our assumptions in determining the fair value of investments)

Financial assets carried at fair value as of March 31, 2009 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Short-term investments
Corporate obligations	$ 7.5	$ 1.0	$ 8.5
Municipal obligations	--	3.1	3.1
Asset backed securities	--	3.5	3.5
U.S. Agencies	--	8.4	8.4
Marketable equity securities	6.3	0.2	6.5
	13.8	16.2	30.0
Long-term investments
Marketable equity securities	16.8	--	16.8
Asset backed securities	--	6.0	6.0
	16.8	6.0	22.8

Total	$ 30.6	$ 22.2	$ 52.8

3.	INVENTORIES

The principal components of inventories, net are as follows (in millions):

	March 31,	December 31,
	2009	2008

Raw materials	$ 70.0	$ 69.5
Work in process	105.1	105.0
Finished goods	193.9	201.1
	$ 369.0	$ 375.6

4.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	March 31,	December 31,
	2009	2008

Land and improvements	$ 16.2	$ 16.6
Buildings and leasehold improvements	191.5	193.3
Equipment	466.5	466.0
	674.2	675.9
Accumulated depreciation	(379.6)	(375.2)
Net property, plant and equipment	$ 294.6	$ 300.7

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.3 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

5.	ACQUISITIONS

In December 2008, we acquired 100% of the shares of DiaMed Fennica Oy (Fennica) and 100% of the shares of DiaMed (G.B.) Limited.  These companies were independent distributors of DiaMed products and will be included in our Clinical Diagnostics segment.  The total cash purchase price of these acquisitions was approximately $17.0 million.  We are in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed.  The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management.  The completion of the purchase price allocation is pending the finalization of certain analyses of inventory, taxes and liabilities.  The final allocation may result in adjustments to the carrying value of the recorded assets and liabilities, revisions of the useful lives of intangible assets and the determination of any residual amount that will be allocated to goodwill.  The related depreciation and amortization from the acquired assets is also subject to revision based on the final allocation.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total

December 31, 2008	$ 43.5	$ 278.3	$ 321.8
Currency fluctuations	--	(13.9)	(13.9)
March 31, 2009	$ 43.5	$ 264.4	$ 307.9

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	March 31, 2009
	Average
	Remaining	Carrying	Accumulated
	Life (years)	Amount	Amortization	Net
Customer relationships/lists	2-15	$ 79.3	$ 8.9	$ 70.4
Know how	1-8	85.3	20.3	65.0
Developed product technology	1-13	43.6	13.6	30.0
Licenses	3-11	37.3	9.2	28.1
Tradenames	4-13	20.0	5.0	15.0
Covenants not to compete	3-10	4.8	2.4	2.4
Patents	2	1.0	0.7	0.3
Other	3	0.1	0.1	--
		$ 271.4	$ 60.2	$ 211.2

	December 31, 2008
	Average
	Remaining	Carrying	Accumulated
	Life (years)	Amount	Amortization	Net
Customer relationships/lists	2-15	$ 83.4	$ 7.6	$ 75.8
Know how	1-8	90.8	18.9	71.9
Developed product technology	1-13	44.7	12.6	32.1
Licenses	3-11	37.5	8.8	28.7
Tradenames	4-13	21.1	4.2	16.9
Covenants not to compete	3-10	4.9	2.1	2.8
Patents	2	1.0	0.6	0.4
Other	3	0.1	0.1	--
		$ 283.5	$ 54.9	$ 228.6

Recorded purchased intangible asset amortization expense for the three months ended March 31, 2009 and 2008 was $7.2 million and $7.5 million, respectively.  Estimated purchased intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 is $29.4 million, $28.4 million, $26.1 million, $23.6 million and $20.6 million, respectively.

7.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities are as follows (in millions):

December 31, 2008	$ 15.8
Provision for warranty	3.4
Actual warranty costs	(3.9)
March 31, 2009	$ 15.3

8.	LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31,	December 31,
	2009	2008

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	200.0	200.0
Other debt	0.2	0.4
Capitalized leases	25.0	27.8
	450.2	453.2
Less current maturities	(6.0)	(7.2)
Long-term debt	$ 444.2	$ 446.0

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

Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  Borrowings under the credit agreement are payable on June 21, 2010.  We had no outstanding balance as of March 31, 2009.

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

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement, the 6.125% Notes, and the 7.5% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test, an interest coverage test and a consolidated net worth test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all covenants as of March 31, 2009.

9.	EARNINGS PER SHARE

Effective January 1, 2009, we adopted FSP No. EITF 03-6-1 which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  As our unvested restricted shares qualify as participating securities, we have included these shares in the computation of EPS for the three months ended March 31, 2009 and 2008, respectively.  The adoption of this FSP did not have a material impact on our EPS for these periods.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Weighted average shares outstanding	27,321	26,955
Effect of potentially dilutive securities:
Stock options and restricted stock awards	297	583
Diluted weighted average common shares	27,618	27,538
Anti-dilutive shares	345	59

10.	SHARE-BASED COMPENSATION

Included in our share-based compensation expense is the cost related to stock option, restricted stock and restricted stock unit grants that vest after January 1, 2006, as well as the cost related to our employee stock purchase plan stock purchases.

For the three months ended March 31, 2009 and 2008, we recognized pre-tax share-based compensation expense of $2.0 million and $1.6 million, respectively.  We did not capitalize any share-based compensation expense.  In accordance with SFAS 123(R), we recognize share-based compensation net of estimated forfeitures.

Stock Options

No stock options were granted during the first quarter of 2009 or 2008.

The following table summarizes our stock option activity during the first three months of 2009:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	as of
		Exercise	Contractual	March 31, 2009
	Shares	Price	Term	(in millions)
Outstanding, January 1, 2009	1,254,127	$ 48.84
Granted	--	--
Exercised	(8,779)	$ 19.91
Forfeited/Expired	(9,407)	$ 59.26
Outstanding, March 31, 2009	1,235,941	$ 48.97	5.08	$ 22.8
Vested and expected to vest
March 31,2009	1,216,070	$ 48.59	5.04	$ 22.8
Exercisable, March 31, 2009	914,906	$ 42.14	4.29	$ 21.8

Cash received from stock options exercised during the three months ended March 31, 2009 and 2008 was $0.2 million and $2.1 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised was nominal for the current period and $2.2 million for the three months ended March 31, 2008.

As of March 31, 2009, there was approximately $6.6 million of total unrecognized compensation cost related to stock options granted under our stock option plans.  That cost is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock

The following table summarizes our restricted stock activity during the three months ended March 31, 2009:

	Restricted	Weighted Average
	Stock	Grant-Date
	Shares	Fair Value

Nonvested shares, January 1, 2009	135,914	$ 82.64
Granted	--
Vested	--
Cancelled/Forfeited	(2,140)	$ 82.67
Nonvested shares, March 31, 2009	133,774	$ 82.64

As of March 31, 2009, there was approximately $7.9 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a weighted average period of approximately four years.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the three months ended March 31, 2009:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic Value
		Grant-	Remaining	as of
		Date	Contractual	March 31, 2009
	Units	Fair Value	Term	(in millions)
Outstanding, January 1, 2009	60,649	$ 83.08
Granted	--
Exercised	--
Forfeited/Expired	(600)	$ 81.66
Outstanding, March 31, 2009	60,049	$ 83.10	2.05	$ 4.0
Expected to vest, March 31, 2009	54,406		1.97	$ 3.6

As of March 31, 2009, there was approximately $3.2 million of total unrecognized compensation cost related to restricted stock units granted under the 2007 Plan.  That cost is expected to be recognized over a weighted average period of approximately four years.

Employee Stock Purchase Plan

We sold 30,723 shares for $1.7 million and 20,993 shares for $1.6 million under our employee stock purchase plan for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, there were 306,906 authorized shares remaining in the employee stock purchase plan.

11.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

12.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2009	2008

Interest and investment income	$ (0.9)	$ (1.8)
Net realized losses on investments	--	0.6
Other-than-temporary impairment on investments	2.5	0.8
Miscellaneous other (income) expense items	(0.4)	0.2
Other (income) expense, net	$ 1.2	$ (0.2)

13.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income (loss) are as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Net income attributable to Bio-Rad, as reported	$ 30.3	$ 26.5
Currency translation adjustments	(45.2)	78.5
Other post-employment benefits adjustments net of tax of $0
for the three months ended March 31, 2009	0.1	--
Net unrealized holding losses on available-for-sale
investments net of tax effect of $0 and ($1.3) million for
the three months ended March 31, 2009 and 2008, respectively	(3.3)	(1.8)
Total comprehensive income (loss)	$ (18.1)	$ 103.2

14.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2009 and 2008 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2009	$140.3	$257.5	$3.1
	2008	$154.6	$263.7	$3.9

Segment profit	2009	$5.9	$38.1	$0.2
	2008	$9.7	$32.0	$0.5

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended
	March 31,
	2009	2008

Total segment profit	$ 44.2	$ 42.2
Foreign exchange gains (losses)	0.8	(2.6)
Net corporate operating, interest and other
expense not allocated to segments	(0.6)	(0.4)
Other income (expense), net	(1.2)	0.2
Consolidated income before taxes	$ 43.2	$ 39.4

15.	LEGAL PROCEEDINGS

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

16.	SUBSEQUENT EVENT

On April 30, 2009, we acquired 955 of the remaining 1,000 shares of DiaMed Holding AG, held by multiple noncontrolling shareholders.  Their interests have been recorded as noncontrolling interests on the consolidated balance sheet as of March 31, 2009.  Based on April 30, 2009 foreign exchange rates, approximately $30 million was paid to these shareholders under the terms of the original purchase agreement dated October 1, 2007.  The acquisition of the noncontrolling shares will be accounted for as an equity transaction.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2008 and this report for the quarter ended March 31, 2009.

Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to Bio-Rad’s future financial performance, operating results, plans and objectives that involve risk and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as, “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including among other things: changes in general domestic and worldwide economic conditions; our ability to successfully develop and market new products; our reliance on and access to necessary intellectual property; our ability to successfully integrate any acquired business; our substantial leverage and ability to service our debt; competition in and government regulation of the industries in which we operate; and the monetary policies of various countries.  We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise except as required by Federal Securities law.

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results in manufacturing processes, research experiments and diagnostic tests, much of our revenues are recurring.  Approximately 34% of our year-to-date 2009 consolidated net sales are from the United States and approximately 66% are international sales largely denominated in local currency with the majority of these sales in Euros, Swiss Franc, Yen and British Sterling.  As a result, our consolidated sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens in relation to other currencies.  Currency fluctuations contributed to the decrease in our consolidated sales expressed in U.S. dollars in the current quarter ended March 31, 2009.

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

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Year Ended
	March 31,		December
	2009	2008	2008

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	42.9	46.3	45.4
Gross profit	57.1	53.7	54.6
Selling, general and administrative expense	35.0	33.1	33.5
Product research and development expense,
excluding purchased in-process research
and development	9.3	8.9	9.0
Net income attributable to Bio-Rad	7.5	6.3	5.1

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for year ended December 31, 2008, we have identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, valuation of inventories, valuation of investments, warranty reserves, allowance for doubtful accounts and litigation reserves as the accounting policies and estimates critical to the operations of Bio-Rad.  For a full discussion of these policies, please refer to our Form 10-K for the year ended December 31, 2008.  We have expanded our disclosure regarding our critical accounting policies and estimates relating to goodwill and long-lived assets.

Valuation of Goodwill and Long-lived Assets

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill amounts are assigned to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for subsequent significant transfers of business between reporting units.  We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  There was no indication of impairment in the first quarter of 2009.  We perform the impairment tests of goodwill at our reporting unit level, which is one level below our reporting segments.  The goodwill impairment test consists of a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

We use projected discounted cash flow models to determine the fair value of a reporting unit.  The discounted cash value projected for goodwill may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller.  Projections such as discounted cash flow models are inherently uncertain and accordingly, actual future cash flows may differ materially from projected cash flows.   Management judgment is required in developing the assumptions for the discounted cash flow model.  These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, expected foreign currency rates, discount rates and terminal values.  We estimate future cash flows using current and long-term high level strategic financial forecasts.  These forecasts take into account the current economic environment.  The discount rates used are compiled using independent sources, current trends in similar businesses and other observable market data.  Changes to these rates might result in material changes in the valuation and determination of the recoverability of goodwill.  For example, an increase in the discount rate used to discount cash flows will decrease the computed fair value.  In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we apply a 10% decrease to the fair value of each reporting unit.

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of the reporting units to the enterprise market capitalization including an implied control premium.  In performing the reconciliation we may, depending on the volatility of the market value of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around the valuation date.  We compare the implied control premium to premiums paid in observable recent transactions of comparable companies to determine if the fair values of the reporting units are reasonable.

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We assess the impairment of long-lived assets (including identifiable intangibles) whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that we consider important that could trigger an impairment review include:

•	significant under-performance relative to expected, historical or projected future operating results;
•	significant changes in the manner of use of the long-lived assets, intangible assets or the strategy for our overall business;
•	A current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life; and
•	significant negative industry, legal, regulatory or economic trends.

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method.  Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets.  We estimate the future cash flows of the long-lived assets using current and long-term financial forecasts.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If this is the case, an impairment loss would be recognized.  The impairment loss recognized is the amount by which the carrying amount exceeds the fair value.

Three Months Ended March 31, 2009 Compared to

Three Months Ended March 31, 2008

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the first quarter of 2009 declined 5.0% to $400.9 million from $422.2 million in the first quarter of 2008.  The negative impact to sales from a strengthening U.S. dollar represented a decline of 8.2%.  For consolidated Bio-Rad, on a currency neutral basis, first quarter 2009 sales grew 3.2% compared to the first quarter of 2008.  Sales growth was generated by the Pacific Rim and United States markets.

The Life Science segment sales for the quarter were $140.3 million, down 9.2% or 3.0% on a currency neutral basis, compared to the same period last year.  Performance of the Life Science segment was negatively impacted by a general slowness in the research market in the U.S. and Europe.  In addition, the timing of the delivery of certain process chromatography products had an adverse impact on the first quarter when compared to the same period last year.  Sales across a number of product lines in the Life Science segment performed well during the quarter, in particular the Bio-Plex® suspension array system assays and our real-time polymerase chain reaction (PCR) instruments and reagents.

The Clinical Diagnostics segment reported sales of $257.5 million for the quarter, down 2.3% compared to the first quarter in 2008.  On a currency neutral basis, the Clinical Diagnostics segment increased 7.2%.  These results reflect continued growth across all product lines, most notable quality control, diabetes, microbiology and blood virus testing products.  Performance in this segment also benefited from placements of the BioPlex®2200 system, which employs multiplexing technology to analyze multiple disease markers from a single patient sample.

Consolidated gross margins were 57.1% for the first quarter of 2009 compared to 53.7% for the first quarter of 2008 and 54.6% for the year 2008.  While a strengthening dollar is detrimental to foreign currency denominated sales, cost of sales for our international manufacturing sites declined as well, offsetting a portion of the negative sales impact.

Life Science segment gross margins improved from the first quarter of 2008 by approximately 2%.  The improvement was the result of better factory overhead absorption, reduction in costs and improved efficiency in our Singapore manufacturing plant.  Clinical Diagnostics segment gross margins increased by approximately 4% driven by the cessation of royalties for blood typing and blood virus products, the inclusion of a DiaMed Holding AG (DiaMed) distributors acquired at year-end, and an improvement in BioPlex 2200 margins as volumes increase and efficiencies improve.

Selling, general and administrative expenses (SG&A) represented 35.0% of sales for the first quarter of 2009 compared to 33.1% of sales for the first quarter of 2008.  After adjustment for the effect of foreign currency, SG&A rose 7.7% driven by higher personnel costs, agent commissions, software costs, bad debts and professional fees.  Both the Life Science and Clinical Diagnostics segments experienced similar impacts to SG&A as did the company in total.

Product research and development expense declined slightly to $37.2 million or 9.3% of sales in the first quarter of 2009 compared to $37.5 million or 8.9% of sales in the first quarter of 2008.  Life Science segment research and development expense declined from the prior year.  Life Science segment development efforts are directed toward amplification, proteomics and process chromatography.  Clinical Diagnostics segment research and development expense increased at a rate faster than currency neutral sales growth.  Clinical Diagnostics segment research and development efforts are concentrating on additional assays for the BioPlex 2200 testing platform and improvements to existing diabetes monitoring, autoimmune, blood virus, blood typing and quality control products.

Corporate Results – Other Items

Interest expense for the first quarter of 2009 declined by $0.2 million compared to the first quarter of 2008.  Average indebtedness declined slightly to $452.5 million in the first quarter of 2009.  Debt decreased due to slightly lower borrowings and the impact of currency translation on interest expense incurred on other than U.S. dollars.  Our debt is mainly fixed rate borrowings at 7.5% and 6.125%, which will require renewal or payment in 2013 and 2014, respectively.  We should not be subjected to significant increased borrowing costs in an increased interest rate environment unless we add new debt.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of our forward foreign exchange contracts used to manage our foreign exchange risk.  During the first quarter of 2008, the DiaMed locations did not fully participate in our hedge program and generated losses during that period.  Their inclusion in the program after April 2008 is the main reason for the favorable comparison to the prior year.  Additional current quarter gains are the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.

We do not currently hedge the net intercompany payable of our Brazilian and Russian subsidiaries denominated in U.S. dollars, Euros, Swiss Francs and Rubles.

Other income and expense, net for the first quarter of 2009 declined $1.4 million compared to the first quarter of 2008.  The current quarter includes $2.5 million of other-than-temporary impairment on short and long-term marketable equity and debt securities owned by us.  Offsetting these impairments are interest income and dividends on our portfolio of investments and miscellaneous non-operating gains and losses from the sale of property, plant and equipment.

Bio-Rad’s effective tax rate was 26% and 27% for the first quarter of 2009 and 2008, respectively.  The effective tax rates for the first quarter of 2009 and 2008 both reflect tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign rates.  The effective tax rate for the first quarter of 2008 also reflects a discrete item due to an increase in the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, liability.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates and changes in tax laws or regulations, which could cause our estimate of taxes to change.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and intermediate or finished products are then shipped for completion and/or distribution to facilities around the globe.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows of capital expenditure and tax expense are covered by cash flow from operations.  We currently operate with an adequate level of interest coverage and our current market capitalization is sufficient relative to our current level of debt.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our revolving credit facility.

At March 31, 2009, we had available $222.8 million in cash, cash equivalents and short-term investments, and $24.1 million under international lines of credit.  Under the $200.0 million restated and amended Revolving Credit Facility, we have $192.3 million available with $7.7 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and to make the offer to the minority shareholders of DiaMed as outlined in the DiaMed purchase and sale agreement.

Cash Flows from Operations

Net cash provided by operations was $6.4 million in the current quarter compared to a use of $2.2 million for the three months ended March 31, 2008.  The net improvement of $8.6 million represents a $5.2 million improvement in the net change in cash received from customers and cash paid to suppliers.  The improvement is mostly attributable to lower payments to suppliers and employees.  Additionally, we experienced a reduction in taxes paid.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and government reimbursement policies.

Cash Flows for Investing Activities

Net capital expenditures totaled $18.7 million for the three months ended March 31, 2009 compared to $19.0 million for the same period of 2008.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase our reagents for use.

On April 30, 2009, we acquired 955 of the remaining 1,000 shares of DiaMed Holding AG, held by multiple noncontrolling shareholders.  Their interests have been recorded as noncontrolling interests on the consolidated balance sheet as of March 31, 2009.  Based on April 30, 2009 foreign exchange rates, approximately $30 million was paid to these shareholders under the terms of the original purchase agreement dated October 1, 2007.  The acquisition of the noncontrolling shares will be accounted for as an equity transaction.

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

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time of which $3.3 million is remaining.  Our credit agreements restrict our ability to repurchase our stock.  There were no share repurchases made in the first three months of 2009 or for the year 2008.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued the following FASB Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  These FSPs become effective for our interim period ending June 30, 2009.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly.  We are currently evaluating the effect that this FSP will have on our consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  This FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of this FSP will not affect our financial condition, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  We do not believe the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on our consolidated financial statements.

On January 1, 2009 we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  This statement also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  These disclosure requirements have been applied retrospectively to all periods present.  There were no changes to the ownership percentages of the noncontrolling interests in the first quarter of 2009.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements; however, the adoption impacted certain captions previously used on the consolidated income statement, largely identifying net income including noncontrolling interests and net income attributable to Bio-Rad.  Certain captions on the consolidated balance sheet and statement of cash flows have also changed.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP No. EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  This FSP became effective for us on January 1, 2009, at which time we adopted the FSP.  This FSP did not have a material impact on our EPS data in the first quarter of 2009 or on EPS for any prior periods.  See Note 9.

As amended in February 2008 by FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.  This FSP became effective for us beginning January 1, 2009.  The adoption of this FSP did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2009, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies expected to continue through 2009.  Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies.  In the second half of 2008, added concerns fueled by U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets.  These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers.  These factors have led to a decrease in spending by businesses and consumers alike.  Our customers and vendors may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and vendors may increase their prices, reduce their output or change terms of sales. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us and suppliers may restrict credit or impose different payment terms. Any inability of current and/or potential customers to pay us for our products or any demands by suppliers for different payment terms may adversely affect our earnings and cash flow.  Additionally, strengthening of the U.S. dollar associated with the global financial crisis may adversely affect the results of our international operations when those results are translated into U.S. dollars. Furthermore, the disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms, if at all.  Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

A significant portion of our sales are made outside of the United States.  Our foreign subsidiaries generated 66% of our net sales in the three months ended March 31, 2009.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

We are dependent on government funding and the capital spending programs of our customers. The effect of potential healthcare reform on government funding and our customers’ ability to purchase our products is uncertain.

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

As of March 31, 2009 we and our subsidiaries have approximately $450.2 million of outstanding indebtedness.  In addition, the indenture governing our notes permits us to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture.

The following chart shows certain important credit statistics.

At March 31, 2009
(in millions)
Total debt	$ 450.2
Stockholders’ equity	$ 1,058.3
Debt to equity ratio	0.4

The incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt;
and
•	limit our ability to obtain additional financing required to fund working capital and capital
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 8, 2009	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	May 8, 2009	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer