Form 10-Q
period 2009-06-30
BIO RAD LABORATORIES INC
filed 2009-08-05
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
				Yes [ ]	No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

				Yes [ ]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Class			Shares Outstanding at July 29, 2009
Class A Common Stock, Par Value $0.0001 per share			22,284,233
Class B Common Stock, Par Value $0.0001 per share			5,131,547

BIO-RAD LABORATORIES, INC.
FORM 10-Q JUNE 30, 2009
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

ITEM 1. FINANCIAL STATEMENTS

2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

2

CONDENSED CONSOLIDATED BALANCE SHEETS

3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

27

ITEM 4. CONTROLS AND PROCEDURES

28

PART II – OTHER INFORMATION

28

ITEM 1. LEGAL PROCEEDINGS

28

ITEM 1A. RISK FACTORS

28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

35

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

35

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

36

ITEM 5. OTHER INFORMATION

36

ITEM 6. EXHIBITS

36

SIGNATURES

37

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$ 427,183	$ 452,361	$ 828,116	$ 874,558
Cost of goods sold	185,221	203,940	357,253	399,254
Gross profit	241,962	248,421	470,863	475,304
Selling, general and administrative expense	143,670	146,634	283,983	286,289
Research and development expense	42,407	42,079	79,558	79,568
Income from operations	55,885	59,708	107,322	109,447
Interest expense	10,367	7,991	18,174	15,948
Foreign exchange (gains) losses	2,551	(288)	1,777	2,305
Other (income) expense, net	(6,307)	(3,951)	(5,148)	(4,144)
Income before taxes	49,274	55,956	92,519	95,338
Provision for income taxes	(9,974)	(10,632)	(21,176)	(21,455)
Net income including noncontrolling interests	39,300	45,324	71,343	73,883
Less: Net income attributable to
noncontrolling interests	(1,331)	(1,926)	(3,109)	(3,990)
Net income attributable to Bio-Rad	$ 37,969	$ 43,398	$ 68,234	$ 69,893

Basic earnings per share:
Net income attributable to Bio-Rad	$ 1.39	$ 1.61	$ 2.50	$ 2.59
Weighted average common shares	27,370	27,038	27,346	26,997

Diluted earnings per share:
Net income attributable to Bio-Rad	$ 1.37	$ 1.57	$ 2.47	$ 2.54
Weighted average common shares	27,742	27,569	27,681	27,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS:
Cash and cash equivalents	$ 533,474	$ 204,524
Short-term investments	29,885	38,950
Accounts receivable, net	335,828	339,653
Inventories, net	377,594	375,616
Prepaid expenses, taxes and other current assets	121,054	135,198
Total current assets	1,397,835	1,093,941
Net property, plant and equipment	302,836	300,732
Goodwill	318,264	321,820
Purchased intangibles, net	213,933	228,590
Other assets	111,589	92,181
Total assets	$ 2,344,457	$ 2,037,264

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 90,850	$ 117,982
Accrued payroll and employee benefits	104,267	119,420
Notes payable and current maturities of long-term debt	5,874	9,578
Sales, income and other taxes payable	46,486	33,731
Accrued royalties	35,373	30,874
Other current liabilities	100,759	106,449
Total current liabilities	383,609	418,034
Long-term debt, net of current maturities	738,454	445,979
Deferred tax liabilities	42,418	42,570
Other long-term liabilities	52,335	60,041
Total liabilities	1,216,816	966,624

STOCKHOLDERS’ EQUITY:
Bio-Rad stockholders’ equity:
Class A common stock, $0.0001 par value, 80,000,000 shares
authorized; outstanding – 22,277,179 at June 30, 2009
and 22,182,451 at December 31, 2008	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares
authorized; outstanding – 5,131,547 at June 30, 2009
and 5,137,357 at December 31, 2008	1	1
Additional paid-in capital	118,920	124,401
Retained earnings	919,810	851,577
Accumulated other comprehensive income	71,448	65,158
Total Bio-Rad stockholders’ equity	1,110,181	1,041,139
Noncontrolling interests	17,460	29,501
Total stockholders’ equity	1,127,641	1,070,640
Total liabilities and stockholders’ equity	$ 2,344,457	$ 2,037,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Cash received from customers	$ 831,208	$ 877,910
Cash paid to suppliers and employees	(698,527)	(781,755)
Interest paid	(15,340)	(15,448)
Income tax payments	(13,220)	(16,848)
Miscellaneous receipts	7,830	5,544
Excess tax benefits from share-based compensation	(88)	(2,492)
Net cash provided by operating activities	111,863	66,911

Cash flows from investing activities:
Capital expenditures, net	(33,395)	(39,584)
Payments for acquisitions and long-term investments	(33,805)	(17,110)
Payments on purchase of intangible assets	(5,360)	(675)
Purchases of marketable securities and investments	(21,697)	(32,993)
Sales of marketable securities and investments	23,382	43,466
Foreign currency economic hedges, net	105	(5,257)
Net cash used in investing activities	(70,770)	(52,153)

Cash flows from financing activities:
Net payments under line-of-credit arrangements	(2,228)	(773)
Long-term borrowings	294,750	--
Payments on long-term debt	(3,585)	(4,414)
Proceeds from issuance of common stock	4,396	6,371
Debt issuance costs on 8% bonds	(2,316)	--
Excess tax benefits from share-based compensation	88	2,492
Net cash provided by financing activities	291,105	3,676

Effect of exchange rate changes on cash	(3,248)	3,445
Net increase in cash and cash equivalents	328,950	21,879
Cash and cash equivalents at beginning of period	204,524	161,764
Cash and cash equivalents at end of period	$ 533,474	$ 183,643

Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$ 71,343	$ 73,883
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	47,765	49,323
Share-based compensation	4,117	3,119
Excess tax benefits from share-based compensation	(88)	(2,492)
Decrease in accounts receivable	6,982	1,950
(Increase) decrease in inventories	1,165	(38,717)
Decrease in other current assets	8,600	307
Decrease in accounts payable and other current liabilities	(34,959)	(33,271)
Increase in income taxes payable	10,722	8,461
Other	(3,784)	4,348
Net cash provided by operating activities	$ 111,863	$ 66,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

In this report, “Bio-Rad,” “we,” “us,” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Estimates have been prepared on the basis of the best available information.  Actual results could differ materially from those estimates.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K, for the year ended December 31, 2008, as amended May 18, 2009 on Form 8-K.  We have evaluated subsequent events through August 5, 2009, the date these financial statements were issued.

Significant Accounting Policies

We have expanded our disclosure regarding our significant accounting policies relating to Goodwill and Long-Lived Assets.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as amended May 18, 2009 on Form 8-K, for a full discussion of our significant accounting policies.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This statement replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws as sources of authoritative GAAP for SEC registrants. This statement is effective for our interim period ending September 30, 2009 and we do not believe its adoption will have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement became effective for our interim period ended June 30, 2009, and did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued the following FASB Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  These FSPs became effective for our interim period ended June 30, 2009.

FSP FAS 157- 4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements,  when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The effect of this FSP did not have a material impact on our condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  This FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of this FSP did not affect our financial condition, results of operations or cash flows.  See Note 2.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009 we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  This statement also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  These disclosure requirements have been applied retrospectively to all periods presented.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  The adoption of this standard impacted certain captions previously used on the consolidated income statement, largely identifying net income including noncontrolling interests and net income attributable to Bio-Rad.  Certain captions on the consolidated balance sheets and statements of cash flows have also changed.

On January 1, 2009, we adopted SFAS 141R, Business Combinations.  SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations.  Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  This FSP became effective for us beginning January 1, 2009.  The adoption of this FSP did not have a material impact on our EPS data in the six months of 2009 or on EPS for any prior periods.  See Note 10.

2.	FAIR VALUE MEASUREMENTS

Available-for-sale investments

Available-for-sale investments consist of the following (in millions):

	June 30, 2009
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Short-term investments:
Corporate obligations	$ 8.0	$ --	$ --	$ 8.0
Municipal obligations	3.0	--	--	3.0
Asset-backed securities	2.0	--	--	2.0
U.S. government sponsored agencies	9.5	--	--	9.5
Marketable equity securities	8.7	--	(1.3)	7.4
	31.2	--	(1.3)	29.9
Long-term investments:
Marketable equity securities	29.7	1.3	(4.6)	26.4
Asset-backed securities	7.7	0.1	(2.1)	5.7
	37.4	1.4	(6.7)	32.1

Total	$ 68.6	$ 1.4	$ (8.0)	$ 62.0

	December 31, 2008
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Short-term investments:
Corporate obligations	$ 7.0	$ --	$ --	$ 7.0
Municipal obligations	5.0	--	--	5.0
Asset-backed securities	14.1	--	(1.6)	12.5
U.S. government sponsored agencies	7.3	--	--	7.3
Marketable equity securities	10.6	--	(3.4)	7.2
	44.0	--	(5.0)	39.0
Long-term investments:
Marketable equity securities	28.5	--	(8.2)	20.3
	28.5	--	(8.2)	20.3

Total	$ 72.5	$ --	$ (13.2)	$ 59.3

The following is a summary of the amortized cost and estimated fair value of our investments at June 30, 2009 by maturity date (in millions):

	Amortized	Fair
	Cost	Value
Mature in less than one year	$ 20.6	$ 20.6
Mature in one to five years	0.3	0.3
Mature in more than five years	9.3	7.3
Total	$ 30.2	$ 28.2

The fair value of our available-for-sale investments has declined due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.

We determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability, not assumptions made by the reporting entity.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs.  This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1	Quoted prices in active markets for identical securities
•	Level 2	Other significant observable inputs (including quoted prices in active markets for similar securities)
•	Level 3	Significant unobservable inputs (including our assumptions in determining the fair value of investments)

Financial assets carried at fair value as of June 30, 2009 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Short-term investments:
Corporate obligations	$ 7.0	$ 1.0	$ 8.0
Municipal obligations	--	3.0	3.0
Asset-backed securities	--	2.0	2.0
U.S. government sponsored agencies	--	9.5	9.5
Marketable equity securities	7.2	0.2	7.4
	14.2	15.7	29.9
Long-term investments:
Marketable equity securities	26.4	--	26.4
Asset-backed securities	--	5.7	5.7
	26.4	5.7	32.1

Total	$ 40.6	$ 21.4	$ 62.0

Financial assets carried at fair value as of December 31, 2008 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Short-term investments:
Corporate obligations	$ 6.0	$ 1.0	$ 7.0
Municipal obligations	--	5.0	5.0
Asset backed securities	--	12.5	12.5
U.S. government sponsored agencies	--	7.3	7.3
Marketable equity securities	7.0	0.2	7.2
	13.0	26.0	39.0
Long-term marketable equity securities	20.3	--	20.3
Total	$ 33.3	$ 26.0	$ 59.3

Other Financial Instruments

In June 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, notes payable, and accounts payable, the carrying amounts approximate fair value.

The estimated fair value of financial instruments in the table below has been determined using available market information or other appropriate valuation methodologies.  Estimates are not necessarily indicative of the amounts that could be realized in a current market exchange as considerable judgment is required in interpreting market data used to develop estimates of fair value.  The use of different market assumptions or estimation techniques could have a material effect on the estimated fair value.  Other assets includes some financial instruments that have fair values based on market quotations.  Long-term debt has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our financial instruments is as follows (in millions):

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other assets	$ 98.4	$ 114.9	$ 79.8	$ 78.2
Total long-term debt	$ 719.8	$ 698.5	$ 425.0	$ 381.0

3.	INVENTORIES

The components of inventories, net are as follows (in millions):

	June 30,	December 31,
	2009	2008

Raw materials	$ 69.6	$ 69.5
Work in process	109.2	105.0
Finished goods	198.8	201.1
	$ 377.6	$ 375.6

4.	PROPERTY, PLANT AND EQUIPMENT

The principal components of property, plant and equipment are as follows (in millions):

	June 30,	December 31,
	2009	2008

Land and improvements	$ 16.6	$ 16.6
Buildings and leasehold improvements	198.7	193.3
Equipment	491.5	466.0
	706.8	675.9
Accumulated depreciation	(404.0)	(375.2)
Net property, plant and equipment	$ 302.8	$ 300.7

Net capital expenditures include proceeds from the sale of property, plant and equipment of $0.4 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.

5.	ACQUISITIONS

In December 2008, we acquired 100% of the shares of DiaMed Fennica Oy (Fennica) and 100% of the shares of DiaMed (G.B.) Limited.  These companies were independent distributors of DiaMed products and are included in our Clinical Diagnostics segment.  The total cash purchase price of these acquisitions was approximately $17 million.  We are in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed.  The preliminary allocation of the purchase price included in the current period balance sheet is based on the best estimates of management.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment are as follows (in millions):

	Life Science	Clinical Diagnostics	Total

December 31, 2008	$ 43.5	$ 278.3	$ 321.8
Updated purchase accounting allocation	--	(0.3)	(0.3)
Currency fluctuations	--	(3.2)	(3.2)
June 30, 2009	$ 43.5	$ 274.8	$ 318.3

Goodwill related to the acquisition of DiaMed Fennica and DiaMed (G.B.) Limited remains preliminary, as we are in the process of finalizing the purchase price to the individual assets acquired and liabilities assumed.  In the first half of 2009, goodwill declined as some estimated acquisition liabilities were settled without requiring payment.  The completion of the purchase price allocation is pending the finalization of certain analyses of inventory, taxes and liabilities.  The final allocation may result in adjustments to the carrying value of the recorded assets and liabilities, revisions of the useful lives of intangible assets and the determination of any residual amount that will be allocated to goodwill.  The related depreciation and amortization from the acquired assets is also subject to revision based on the final allocation.

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	June 30, 2009
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships/lists	$ 85.5	$ 11.3	$ 74.2
Know how	89.6	24.0	65.6
Developed product technology	44.4	15.0	29.4
Licenses	37.4	10.4	27.0
Tradenames	21.2	6.2	15.0
Covenants not to compete	5.1	2.6	2.5
Patents	1.0	0.8	0.2
Other	0.1	0.1	--
	$ 284.3	$ 70.4	$ 213.9

	December 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Customer relationships/lists	$ 83.4	$ 7.6	$ 75.8
Know how	90.8	18.9	71.9
Developed product technology	44.7	12.6	32.1
Licenses	37.5	8.8	28.7
Tradenames	21.1	4.2	16.9
Covenants not to compete	4.9	2.1	2.8
Patents	1.0	0.6	0.4
Other	0.1	0.1	--
	$ 283.5	$ 54.9	$ 228.6

Recorded purchased intangible asset amortization expense for the three months ended June 30, 2009 and 2008 was $7.8 million and $8.3 million, respectively.  Recorded purchased intangible asset amortization expense for the six months ended June 30, 2009 and 2008 was $15.0 million and $15.8 million, respectively.  Estimated purchased intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $29.9 million, $28.8 million, $26.2 million, $23.6 million and $20.7 million, respectively.

7.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Components of the product warranty liability included in other current liabilities and other long-term liabilities are as follows (in millions):

December 31, 2008	$ 15.8
Provision for warranty	7.1
Actual warranty costs	(8.0)
June 30, 2009	$ 14.9

8.	LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30,	December 31,
	2009	2008

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	200.0	200.0
8.0% Senior Subordinated Notes	294.8	--
Other debt	0.2	0.4
Capitalized leases	24.1	27.8
	744.1	453.2
Less current maturities	(5.6)	(7.2)
Long-term debt	$ 738.5	$ 446.0

In May 2009, Bio-Rad sold $300.0 million principal amount of Senior Subordinated Notes due 2016 (8.0% Notes).  The sale yielded proceeds of $294.8 million at an effective interest rate of 8.3%.  The notes pay a fixed rate of interest of 8.0% per year.  We have the option to redeem any or all of the 8.0% Notes at various declining redemption prices or at 100% of the principal amount plus the “applicable premium” (as defined by the indenture) along with accrued and unpaid interest and certain other charges depending on the date redeemed.  Bio-Rad’s obligations under the 8.0% Notes are not secured, rank equal to other senior subordinated notes and rank junior to all Bio-Rad’s existing and future senior debt.

In May 2009, Bio-Rad entered into Amendment No. 3 to the Amended and Restated Credit Agreement (the "Credit Agreement"). Amendment No. 3 amends certain provisions of the Credit Agreement including increasing the amount of certain indebtedness permitted under the Credit Agreement under certain conditions, as well as increasing the permitted maximum leverage ratio to permit the issuance of the $300 million Senior Subordinated Notes.

Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  Borrowings under the credit agreement are payable on June 21, 2010.  We had no outstanding balance as of June 30, 2009.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement, the 6.125% Notes, the 7.5% Notes, and the 8.0% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test, an interest coverage test and a consolidated net worth test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all covenants as of June 30, 2009.

9.	NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

December 31, 2008	$ 29.5
Net income attributable to noncontrolling interests	3.1
Purchase of noncontrolling interests	(14.5)
Currency fluctuations	(0.6)
June 30, 2009	$ 17.5

On April 30, 2009, we acquired 955 of the remaining 1,000 shares of DiaMed Holding AG, which were held by multiple noncontrolling shareholders.  We paid approximately $30 million to these shareholders under the terms of the original purchase agreement dated October 1, 2007.  As this acquisition is accounted for as an equity transaction, Bio-Rad’s additional paid-in capital was reduced by $14.2 million.  Although we own virtually all the shares of DiaMed Holding AG, there are still outstanding noncontrolling interests in certain subsidiaries acquired as part of the DiaMed acquisition.

10.	EARNINGS PER SHARE

Effective January 1, 2009, we adopted new guidance which concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  As our unvested restricted shares qualify as participating securities, we have included these shares in the computation of EPS for the three and six months ended June 30, 2009 and 2008.  The adoption of this FSP did not have a material impact on our EPS for these periods.

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for that period.  Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding.  Potential common shares are excluded from the diluted earnings per share calculation if the effect would be anti-dilutive.

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted average shares outstanding	27,370	27,038	27,346	26,997
Effect of potentially dilutive securities:
Stock options and restricted stock awards	372	531	335	556
Diluted weighted average common shares	27,742	27,569	27,681	27,553
Anti-dilutive shares	273	113	268	81

11.	SHARE-BASED COMPENSATION

Included in our share-based compensation expense is the cost related to stock option, restricted stock and restricted stock unit grants that vest after January 1, 2006, as well as the cost related to our employee stock purchase plan stock purchases.

For the three months ended June 30, 2009 and 2008, we recognized pre-tax share-based compensation expense of $2.1 million and $1.5 million, respectively.  For the six months ended June 30, 2009 and 2008, we recognized pre-tax share based compensation expense of $4.1 and $3.1 million, respectively.  We did not capitalize any share-based compensation expense.  We recognize share-based compensation net of estimated forfeitures.

Stock Options

Share-based compensation awards made during the six months ended June 30, 2009 included stock options and restricted stock units representing 179,185 shares of common stock.  Share-based awards made during the six months ended June 30, 2008 included stock options, restricted stock and restricted stock units representing 174,930 shares of common stock.  The awards generally vest over five years at 20% per year based on continued service with Bio-Rad.

The following table summarizes our stock option activity during the first six months of 2009:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	as of
		Exercise	Contractual	June 30, 2009
	Shares	Price	Term	(in millions)

Outstanding, January 1, 2009	1,254,127	$ 48.84
Granted	58,500	$ 75.07
Exercised	(29,680)	$ 39.15
Forfeited/Expired	(11,011)	$ 59.03
Outstanding, June 30, 2009	1,271,936	$ 50.19	5.08	$ 32.9
Vested and expected to vest
June 30, 2009	1,247,359	$ 49.73	5.02	$ 32.8
Exercisable, June 30, 2009	959,485	$ 43.75	4.26	$ 30.6

Cash received from stock options exercised during the three months ended June 30, 2009 and 2008 was $1.0 million and $1.3 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $0.6 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively.  Cash received from stock options exercised during the six months ended June 30, 2009 and 2008 was $1.2 million and $3.4 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $0.7 million and $2.8 million for the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there was approximately $7.9 million of total unrecognized compensation cost related to stock options granted under our stock option plans.  That cost is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock

The following table summarizes our restricted stock activity during the six months ended June 30, 2009:

	Restricted	Weighted Average
	Stock	Grant-Date
	Shares	Fair Value

Nonvested shares, January 1, 2009	135,914	$ 82.64
Granted	--
Vested	(15,318)	$ 88.09
Cancelled/Forfeited	(2,308)	$ 82.68
Nonvested shares, June 30, 2009	118,288	$ 81.94

As of June 30, 2009, there was approximately $7.3 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a weighted average period of approximately four years.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the six months ended June 30, 2009:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic Value
		Grant-	Remaining	as of
		Date	Contractual	June 30, 2009
	Units	Fair Value	Term	(in millions)

Nonvested, January 1, 2009	60,649	$ 83.08
Granted	120,685	$ 74.40
Vested	(4,167)	$ 88.00
Forfeited/Expired	(1,250)	$ 82.93
Nonvested, June 30, 2009	175,917	$ 77.01	2.65	$ 13.3

As of June 30, 2009, there was approximately $10.4 million of total unrecognized compensation cost related to restricted stock units granted under the 2007 Plan.  That cost is expected to be recognized over a weighted average period of approximately five years.

Employee Stock Purchase Plan

We sold 26,730 shares for $1.5 million and 20,653 shares for $1.4 million under our employee stock purchase plan for the three months ended June, 2009 and 2008, respectively.  We sold 57,453 shares for $3.2 million and 41,646 shares for $3.0 million under our employee stock purchase plan for the six months ended June 30, 2009 and 2008, respectively.  At June 30, 2009, there were 280,176 authorized shares remaining in the employee stock purchase plan.

12.	FOREIGN EXCHANGE GAINS AND LOSSES

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in value of our forward foreign exchange contracts used to manage our foreign exchange risk.

13.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest and investment income	$ (2.9)	$ (4.7)	$ (3.8)	$ (6.5)
Net realized losses on investments	--	--	--	0.7
Impairment on investments	--	2.4	2.5	3.2
Miscellaneous other (income) expense items	(3.4)	(1.7)	(3.8)	(1.5)
Other (income) expense, net	$ (6.3)	$ (4.0)	$ (5.1)	$ (4.1)

We recognized impairments on some of our available-for-sale investments in light of the continuing declines in their market prices.  We did not believe these particular investments would recover in the near future.

14.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income including noncontrolling interests	$ 39.3	$ 45.3	$ 71.3	$ 73.9
Currency translation adjustments	44.3	(11.2)	(1.0)	67.3
Post-employment benefits adjustments net of
nominal tax for the three and six months ended
June 30, 2009, respectively.	--	--	0.1	--
Net unrealized holding gains (losses) on available-
for-sale investments net of tax effect of
($3.1) million and ($4.2) million for the three and
six months ending June 30, 2008, respectively.
There was no tax effect for the three or
six months ended June 30, 2009.	9.8	(2.6)	4.1	(4.0)
Reclassification adjustments for gains (losses)
included in net income including noncontrolling
interests, net of tax effect of ($1.1) million and
($1.4) million for the three and six months ended
June 30, 2008, respectively. There was no tax
effect for the three or six months ended
June 30, 2009.	--	(2.1)	2.5	(2.5)
Total comprehensive income	93.4	29.4	77.0	134.7
Comprehensive income attributable to
noncontrolling interests	(2.3)	(1.6)	(2.5)	(7.3)
Comprehensive income attributable to Bio-Rad	$ 91.1	$ 27.8	$ 74.5	$ 127.4

Reclassification adjustments are calculated using the specific identification method.

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2009 and 2008 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2009	$149.7	$274.3	$3.2
	2008	$161.6	$287.4	$3.4

Segment profit	2009	$9.5	$36.6	$0.1
	2008	$9.3	$43.1	$--

Information regarding industry segments for the six months ended June 30, 2009 and 2008 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2009	$290.1	$531.9	$6.1
	2008	$316.3	$551.1	$7.2

Segment profit	2009	$15.5	$74.7	$0.3
	2008	$19.0	$75.1	$0.5

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Total segment profit	$ 46.2	$ 52.4	$ 90.5	$ 94.6
Foreign exchange gains (losses)	(2.6)	0.3	(1.8)	(2.3)
Net corporate operating, interest and other
expense not allocated to segments	(0.6)	(0.7)	(1.3)	(1.1)
Other income, net	6.3	4.0	5.1	4.1
Consolidated income before taxes	$ 49.3	$ 56.0	$ 92.5	$ 95.3

16.	LEGAL PROCEEDINGS

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2008, as amended on May 18, 2009 on Form 8-K, and this report for the quarter and six months ended June 30, 2009.

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

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results in manufacturing processes, research experiments and diagnostic tests, much of our revenues are recurring.  Approximately 34% of our year-to-date 2009 consolidated net sales are from the United States and approximately 66% are from international locations.  The international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen and British Sterling.  As a result, our consolidated sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we also benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and we benefit from lower international operating expenses.

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

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.4	45.1	43.1	45.7
Gross profit	56.6	54.9	56.9	54.3
Selling, general and administrative expense	33.6	32.4	34.3	32.7
Research and development expense	9.9	9.3	9.6	9.1
Net income attributable to Bio-Rad	8.9	9.6	8.2	8.0

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for year ended December 31, 2008, as amended May 18, 2009 on Form 8-K, we have identified accounting for income taxes, valuation of long-lived and intangible assets and goodwill, valuation of inventories, valuation of investments, warranty reserves, allowance for doubtful accounts and litigation reserves as the accounting policies and estimates critical to the operations of Bio-Rad.  For a full discussion of these policies, please refer to our amended Form 10-K for the year ended December 31, 2008.  We have expanded our disclosure regarding our critical accounting policies and estimates relating to goodwill and long-lived assets.

Valuation of Goodwill and Long-lived Assets

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill amounts are assigned to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for subsequent significant transfers of business between reporting units.  We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  There was no indication of impairment in the first six months of 2009.  We perform the impairment tests of goodwill at our reporting unit level, which is one level below our reporting segments.  The goodwill impairment test consists of a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

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

Three Months Ended June 30, 2009 Compared to

Three Months Ended June 30, 2008

Results of Operations

Net sales (sales) in the second quarter of 2009 declined 5.6% to $427.2 million from $452.4 million in the second quarter of 2008.  On a currency neutral basis, sales increased 3.5%.  Sales growth was generated by the Asia Pacific, United States and Latin American markets.

The Life Science segment sales for the second quarter were $149.7 million, down 7.4% or 0.4% on a currency neutral basis, compared to the same period last year.  Performance of the Life Science segment was negatively impacted by weakened sales in Europe and delays in spending by the National Institute of Health (NIH) and the National Science Foundation (NSF).  Large instrumentation sales were weak as many of our biotechnology customers face capital constraints and project delays.  Sales across a number of product lines in the Life Science segment performed well during the quarter, in particular the Bio-Plex® suspension array system assays, process media and our real-time polymerase chain reaction (PCR) instruments and reagents.  Life Science had very strong sales in Asia Pacific.

The Clinical Diagnostics segment reported sales of $274.3 million for the second quarter, down 4.6% compared to the second quarter in 2008.  On a currency neutral basis, the Clinical Diagnostics segment increased 5.8%.  These results reflect continued growth across most product lines, most notable quality control, microbiology and blood virus testing products.  Performance in this segment also benefited from placements of the BioPlex®2200 system, which employs multiplexing technology to analyze multiple disease markers from a single patient sample.

Consolidated gross margins were 56.6% for the second quarter of 2009 compared to 54.9% for the second quarter of 2008.  Life Science segment gross margins improved from the second quarter of 2008 by approximately 0.5%.  The improvement was the result of better factory overhead absorption, reduction in costs and improved efficiency.  Our Singapore manufacturing plant contributed to these lower costs.  Clinical Diagnostics segment gross margins increased by approximately 2.5% driven by the cessation of royalties for blood typing and blood virus products, the inclusion of DiaMed Holding AG (DiaMed) distributors acquired at year-end, and an improvement in BioPlex 2200 margins as volumes increase.

Selling, general and administrative expenses (SG&A) represented 33.6% of sales for the second quarter of 2009 compared to 32.4% of sales for the second quarter of 2008.  The Life Science segment had declines in SG&A at a rate greater than the decline in sales both before and after adjusting for currency, the result of cost-cutting efforts to temper weakened sales.  The Clinical Diagnostic segment had SG&A growth increase faster than sales, largely driven by acquisition and integration costs related to the DiaMed distributors.

Research and development expense increased to $42.4 million or 9.9% of sales in the second quarter of 2009 compared to $42.1 million or 9.3% of sales in the second quarter of 2008.  Life Science segment research and development expense declined from the prior year but still represents a near 9% effort.  Life Science segment development efforts are directed toward amplification, proteomics and process chromatography.  Clinical Diagnostics segment research and development expense increased to approximately 10% of sales for the second quarter of 2009.  Clinical Diagnostics segment research and development efforts are concentrating on additional assays for the BioPlex 2200 testing platform and improvements to existing blood typing instrumentation, diabetes monitoring, autoimmune, blood virus and quality control products.

Interest expense for the second quarter of 2009 increased by $2.4 million compared to the second quarter of 2008.  Indebtedness increased by $294 million in the second quarter of 2009 due to the addition of the $300 million Senior Subordinated Notes issued in May 2009.  Included in this increase is interest and amortization of bond discount and debt issuance costs.  Our debt is mainly fixed rate borrowings which will require renewal or payment in 2013, 2014 and 2016.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The loss in the current quarter is attributable to greater market volatility, higher costs to hedge, inherent forecast error in amounts to hedge and implementation losses in returning to hedging local Brazilian exposures.

Other income and expense, net for the second quarter of 2009 increased $2.4 million compared to the second quarter of 2008.  The current quarter includes $4.6 million of income for relief of a foreign non-income based tax obligation, offset by lower dividend and interest income in the current capital markets.  The reversal of this tax obligation is a one-time event.  Additionally, no other-than-temporary impairments on investments were recorded in the current quarter.

Bio-Rad’s effective tax rate was 20% and 19% for the second quarter of 2009 and 2008, respectively.  The effective tax rates for the second quarter of 2009 and 2008 both reflect tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign tax rates.  The lower effective tax rate for the second quarter of 2008 also reflects a benefit from a decrease in tax liabilities for uncertain tax positions as a result of the expiration of statute of limitations and settlements of claims for refunds.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing tax laws or regulations, tax audits and settlements, and generation of tax credits.

Six Months Ended June 30, 2009 Compared to

Six Months Ended June 30, 2008

Results of Operations

Net sales (sales) in the first half of 2009 declined 5.3% to $828.1 million from $874.6 million in the first half of 2008.  For consolidated Bio-Rad on a currency neutral basis, first half 2009 sales grew 3.4% compared to the prior period.

Our Life Science segment sales were $290.1 million, a decline of 8.3% compared to the first half of 2008 or 1.6% on a currency neutral basis.  Excluding the impact of a declining BSE market, Life Science segment sales grew a currency neutral 1.0%.  Product groups showing positive growth include PCR chemicals and instruments, as well as bio-education.  Reported sales in Asia Pacific have provided year-to-date growth while other geographic regions have declined.

Our Clinical Diagnostics segment sales were $531.9 million, down 3.5% compared to the first half of 2008.  Excluding the impact of foreign currency, sales increased 6.4% compared to the first half of 2008.  The Clinical Diagnostics segment is experiencing sales growth in Bio-Plex 2200, quality controls and blood virus products.  On a regional basis, growth areas were Asia Pacific, the United States and Latin America.

Consolidated gross margins were 56.9% for the first half of 2009 compared to 54.3% for the first half of 2008 and 54.6% for all of 2008.  Life Science segment gross margins improved in the first half of 2009 by approximately 1.3%.  The improvement is the result of better manufacturing overhead absorption from a reduction in costs, the move of new products to more cost efficient off-shore manufacturing and sales mix favoring higher margin reagents and fewer instruments with typically lower margins.  Clinical Diagnostics segment gross margins improved by approximately 3.3% generally on improved results from immunohematology products.  Improvements included lower royalties from the expiration of patents, additional revenue due to the acquisition of distributors and lower amortization of purchased intangibles.

Selling, general and administrative expenses (SG&A) represented 34.3% of sales for the first half of 2009 compared to 32.7% of sales in the prior year period.  Overall net costs increased for personnel including fringe benefits, third party commissions on Asia Pacific and Latin America sales, and purchased intangible amortization from DiaMed distributor acquisitions.

Research and development expense (R&D) was $79.6 million, increasing to 9.6% of sales, compared to 9.1% in the first half of 2008.  Life Science segment development efforts are directed towards genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment development efforts are focused on expanded tests for the BioPlex 2200 testing platform, as well as other enhancements to existing offerings in immunohematology automation, clinical microbiology, blood virus and quality control products.

Interest expense for the first half of 2009 increased 14% to $18.2 million when compared to the first half of 2008.  An additional $300 million of Senior Subordinated Notes were issued in May 2009 increasing our indebtedness to $744.1 million at June 30, 2009 and increasing our interest expense.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The first half of 2009 exchange loss of $1.8 million is attributable to greater market volatility, higher costs to hedge, inherent forecast error and implementation losses in returning to hedging local Brazilian exposures.

Other income and expense for the first half of 2009 includes investment and dividend income; generally interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  The current year increase includes $4.6 million for relief of a foreign non-income based tax obligation, offset by lower interest and dividend income in current capital markets and a decline in the amount of permanent impairments of marketable equity securities.  We also include in this category any gains or losses associated with the sale or disposal of surplus manufacturing equipment or other productive assets.

Bio-Rad’s effective tax rate was 23% for the first six months of 2009 and 23% for the first six months of 2008.  The effective tax rates for both six month periods are lower than the statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign tax rates.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the globe.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows of capital expenditure and tax expense are covered by cash flow from operations.  We currently operate with an adequate level of interest coverage.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our revolving credit facility.

At June 30, 2009, we had available $563.4 million in cash, cash equivalents and short-term investments, and $23.4 million under international lines of credit.  Under the $200.0 million restated and amended Revolving Credit Facility we have $195.4 million available with $4.6 million reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for plant, equipment and systems and future acquisitions.

Cash Flows from Operations

Net cash provided by operations was $111.9 million compared to $66.9 million for the six months ended June 30, 2008.  The net improvement of $45.0 million represents a $36.5 million improvement in the net change in cash received from customers and cash paid to suppliers.  The improvement is mostly attributable to lower payments to suppliers for inventories as inventory levels have remained unchanged during the current year and were up significantly in the prior year.  Additionally, we experienced a reduction in taxes paid of $3.6 million.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and government reimbursement policies.

Cash Flows for Investing Activities

Net capital expenditures totaled $33.4 million for the six months ended June 30, 2009 compared to $39.6 million for the same period of 2008.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics customers who then contract to purchase our reagents for use.

On April 30, 2009, we acquired 955 of the remaining 1,000 shares of DiaMed Holding AG, held by multiple noncontrolling shareholders.  We paid approximately $30 million to these shareholders under the terms of the original purchase agreement dated October 1, 2007.  The acquisition of the noncontrolling shares was accounted for as an equity transaction.  Although we own virtually all the shares of DiaMed Holding AG, there are still outstanding noncontrolling interests in certain subsidiaries acquired as part of the DiaMed acquisition.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  We are evaluating some acquisitions on a preliminary basis.  It is not certain that any of these transactions will advance beyond the preliminary stages or be completed.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time of which $3.3 million is remaining.  Our credit agreements restrict our ability to repurchase our stock.  There were no share repurchases made in the first six months of 2009 or for the year 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 168, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This statement replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws as sources of authoritative GAAP for SEC registrants. This statement is effective for our interim period ending September 30, 2009 and we do not believe its adoption will have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement became effective for our interim period ended June 30, 2009, and did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued the following FASB Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  These FSPs became effective for our interim period ended June 30, 2009.

FSP FAS 157- 4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements,  when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The effect of this FSP did not have a material impact on our condensed consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  This FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of this FSP did not affect our financial condition, results of operations or cash flows.  See Note 2.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009 we adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  This statement also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  These disclosure requirements have been applied retrospectively to all periods presented.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  The adoption of this standard impacted certain captions previously used on the consolidated income statement, largely identifying net income including noncontrolling interests and net income attributable to Bio-Rad.  Certain captions on the consolidated balance sheets and statements of cash flows have also changed.

On January 1, 2009, we adopted SFAS 141R, Business Combinations.  SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations.  Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS 141R changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business.  SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R did not have a material impact on our condensed consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  This FSP became effective for us beginning January 1, 2009.  The adoption of this FSP did not have a material impact on our EPS data in the six months of 2009 or on EPS for any prior periods.  See Note 10.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2009, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended May 18, 2009 on Form 8-K.

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

A significant portion of our sales are made outside of the United States.  Our foreign subsidiaries generated 66% of our net sales in the six months ended June 30, 2009.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

We rely on a combination of copyright, trade secret, patent and trademark laws and third-party nondisclosure agreements to protect our intellectual property rights and products.  However, we cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable, or that meaningful protection or adequate remedies will be available to us.  For instance, it may be possible for unauthorized third parties to copy our intellectual property, to reverse engineer or obtain and use information that we regard as proprietary, or to develop equivalent technologies independently.  Additionally, third parties have previously and may assert patent, copyright and other intellectual property rights to technologies that are important to us.  If we are unable to license or otherwise access protected technology used in our products, or if we lose our rights under any existing licenses, we could be prohibited from manufacturing and marketing such products.  We may find it necessary to enforce our patents or other intellectual property rights or to defend ourselves against claimed infringement of the rights of others through litigation, which could result in substantial costs to us and divert our resources.  We also could incur substantial costs to redesign our products, to defend any legal action taken against us or to pay damages to an infringed party.  The foregoing matters could adversely impact our business.

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

As of June 30, 2009 we and our subsidiaries have approximately $744.1 million of outstanding indebtedness.  In addition, the indentures governing our notes permit us to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indentures.

The following chart shows certain important credit statistics.

At June 30, 2009
(in millions)
Total debt	$ 744.1
Stockholders’ equity	$ 1,127.6
Debt to equity ratio	0.7

The incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt;
and
•	limit our ability to obtain additional financing required to fund working capital and capital
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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At Bio-Rad’s annual meeting of stockholders on April 28, 2009, the following individuals were elected to the Board of Directors:

	Class of
	Common Stock	Votes	Votes
	Elected From	For	Withheld

James J. Bennett	Class B	4,896,663	39,839
Louis Drapeau	Class A	20,367,128	677,231
Albert J. Hillman	Class A	20,037,099	1,007,260
Ruediger Naumann-Etienne	Class B	4,901,433	35,069
Alice N. Schwartz	Class B	4,896,663	39,839
David Schwartz	Class B	4,896,663	39,839
Norman Schwartz	Class B	4,896,663	39,839

The following proposal was approved at our annual meeting:

	Votes	Votes		Broker
	For	Against	Abstentions	Non-Vote
Ratification of Deloitte & Touche LLP
as Bio-Rad’s independent auditors	6,987,105	18,526	35,307	--

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.4.5	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated
February 18, 2009

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	August 5, 2009	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	August 5, 2009	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer