Form 10-Q
period 2009-09-30
BIO RAD LABORATORIES INC
filed 2009-11-05
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]	No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Class	Shares Outstanding at October 28, 2009
Class A Common Stock, Par Value $0.0001 per share	22,358,838
Class B Common Stock, Par Value $0.0001 per share	5,124,315

BIO-RAD LABORATORIES, INC.
FORM 10-Q SEPTEMBER 30, 2009
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

Item 1. Financial Statements

2

Condensed Consolidated Statements of Income

2

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Cash Flows

4

Notes to Condensed Consolidated Financial Statements

5

Item 2. Management’s Discussion and Analysis

20

Item 3. Quantitative and Qualitative Disclosures about Market Risk

28

Item 4. Controls and Procedures

28

PART II – OTHER INFORMATION

29

Item 1. Legal Proceedings

29

Item 1A. Risk Factors

29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

36

Item 3. Defaults Upon Senior Securities

36

Item 4. Submission of Matters to a Vote of Security Holders

36

Item 5. Other Information

36

Item 6. Exhibits

36

SIGNATURES

37

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$ 461,055	$ 441,842	$ 1,289,171	$ 1,316,400
Cost of goods sold	200,545	201,300	557,797	600,554
Gross profit	260,510	240,542	731,374	715,846
Selling, general and administrative expense	153,623	150,518	437,606	436,807
Research and development expense	39,516	38,830	119,075	118,398
Income from operations	67,371	51,194	174,693	160,641
Interest expense	14,487	8,180	32,661	24,128
Foreign exchange losses	1,472	91	3,249	2,396
Other (income) expense, net	192	(523)	(4,956)	(4,667)
Income before taxes	51,220	43,446	143,739	138,784
Provision for income taxes	(11,920)	(12,557)	(33,096)	(34,012)
Net income including noncontrolling interests	39,300	30,889	110,643	104,772
Less: Net income attributable to
noncontrolling interests	(776)	(3,056)	(3,885)	(7,046)
Net income attributable to Bio-Rad	$ 38,524	$ 27,833	$ 106,758	$ 97,726

Basic earnings per share:
Net income attributable to Bio-Rad	$ 1.40	$ 1.02	$ 3.90	$ 3.61
Weighted average common shares	27,431	27,171	27,375	27,055

Diluted earnings per share:
Net income attributable to Bio-Rad	$ 1.38	$ 1.00	$ 3.85	$ 3.54
Weighted average common shares	27,875	27,747	27,749	27,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS:
Cash and cash equivalents	$ 554,179	$ 204,524
Short-term investments	87,930	38,950
Accounts receivable, net	350,762	339,653
Inventories, net	383,896	375,616
Prepaid expenses, taxes and other current assets	126,634	135,198
Total current assets	1,503,401	1,093,941
Property, plant and equipment, net	305,921	300,732
Goodwill	327,469	321,820
Purchased intangibles, net	216,730	228,590
Other assets	124,685	92,181
Total assets	$ 2,478,206	$ 2,037,264

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 92,381	$ 117,982
Accrued payroll and employee benefits	118,891	119,420
Notes payable and current maturities of long-term debt	5,346	9,578
Income and other taxes payable	53,810	33,731
Accrued royalties	45,575	30,874
Other current liabilities	99,692	106,449
Total current liabilities	415,695	418,034
Long-term debt, net of current maturities	738,687	445,979
Deferred income taxes	41,218	42,570
Other long-term liabilities	54,935	60,041
Total liabilities	1,250,535	966,624

STOCKHOLDERS’ EQUITY:
Bio-Rad stockholders’ equity:
Class A common stock, $0.0001 par value, 80,000,000 shares
authorized; outstanding – 22,348,945 at September 30, 2009
and 22,182,451 at December 31, 2008	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares
authorized; outstanding – 5,131,347 at September 30, 2009
and 5,137,357 at December 31, 2008	1	1
Additional paid-in capital	125,083	124,401
Retained earnings	958,335	851,577
Accumulated other comprehensive income	125,240	65,158
Total Bio-Rad stockholders’ equity	1,208,661	1,041,139
Noncontrolling interests	19,010	29,501
Total stockholders’ equity	1,227,671	1,070,640
Total liabilities and stockholders’ equity	$ 2,478,206	$ 2,037,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Cash received from customers	$ 1,291,054	$ 1,318,003
Cash paid to suppliers and employees	(1,030,153)	(1,152,538)
Interest paid	(31,511)	(24,141)
Income tax payments	(27,746)	(31,053)
Miscellaneous receipts	8,088	6,218
Excess tax benefits from share-based compensation	(380)	(3,459)
Net cash provided by operating activities	209,352	113,030

Cash flows from investing activities:
Capital expenditures, net	(48,931)	(62,729)
Payments for acquisitions and long-term investments	(35,937)	(18,069)
Payments on purchases of intangible assets	(7,430)	(3,400)
Purchases of marketable securities and investments	(91,484)	(62,557)
Sales of marketable securities and investments	36,632	65,437
Foreign currency economic hedges, net	(6,211)	(550)
Net cash used in investing activities	(153,361)	(81,868)

Cash flows from financing activities:
Net payments under line-of-credit arrangements	(2,641)	(172)
Long-term borrowings	294,750	--
Payments on long-term debt	(5,253)	(9,349)
Proceeds from issuance of common stock	7,668	10,471
Debt issuance costs on 8% Notes	(2,641)	--
Excess tax benefits from share-based compensation	380	3,459
Net cash provided by financing activities	292,263	4,409

Effect of exchange rate changes on cash	1,401	(3,708)
Net increase in cash and cash equivalents	349,655	31,863
Cash and cash equivalents at beginning of period	204,524	161,764
Cash and cash equivalents at end of period	$ 554,179	$ 193,627

Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$ 110,643	$ 104,772
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	74,003	74,322
Share-based compensation	6,670	5,276
Excess tax benefits from share-based compensation	(380)	(3,459)
Decrease in accounts receivable	3,485	6,117
(Increase) decrease in inventories	5,177	(60,470)
Decrease in other current assets	9,235	32
Decrease in accounts payable and other current liabilities	(12,973)	(21,344)
Increase in income taxes payable	18,659	7,995
Other	(5,167)	(211)
Net cash provided by operating activities	$ 209,352	$ 113,030

Non-cash investing and financing activities:
Capital lease obligation for facilities	$ --	$ 9,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

In this report, “Bio-Rad,” “we,” “us,” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of operations for the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim periods are not necessarily indicative of the results for the entire year.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during each reporting period.  Estimates have been prepared on the basis of the best available information.  Actual results could differ materially from those estimates.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K, for the year ended December 31, 2008, as amended May 18, 2009 on Form 8-K.  We have evaluated subsequent events through November 4, 2009, the date these financial statements were issued.

Significant Accounting Policies

We have expanded our disclosure herein regarding our significant accounting policies relating to Goodwill and Long-Lived Assets.  Please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, as amended May 18, 2009 on Form 8-K, for a full discussion of our significant accounting policies.

Goodwill

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill is assessed for impairment by applying fair value based tests annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We perform impairment tests of goodwill at our reporting unit level, which is one level below our reporting segments.  Our reporting units are identified as components for which discrete financial information is available and is regularly reviewed by management.  Goodwill amounts are assigned to the reporting units based upon the amounts allocated at the time of their respective acquisition.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (FASB Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The FASB Codification explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws as sources of authoritative GAAP for SEC registrants.  The FASB Codification became effective for our interim period ended September 30, 2009 and the adoption of the FASB Codification did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued guidance in regard to multiple-deliverable revenue arrangements, and guidance in regard to certain arrangements that include software elements.  The guidance in regard to multiple-deliverable revenue arrangements requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method.  The guidance in regard to certain arrangements that include software elements removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  The two new issuances should be applied on a prospective basis for revenue arrangements entered into or materially modified and will be effective for our interim period ending March 31, 2011, with early adoption permitted.  We do not expect to adopt early and the effect of adopting these two new issuances is under review by management.

In May 2009, we adopted general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In April 2009, we adopted the following new general standards intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

A new general standard in regard to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The general standard also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The effect of this new general standard did not have a material impact on our condensed consolidated financial statements.

A new general standard in regard to interim disclosures about fair value of financial instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  As this general standard amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of this general standard did not affect our financial condition, results of operations or cash flows.  See Note 2.

A new general standard in regard to recognition and presentation of other-than-temporary impairments, amends current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This general standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The adoption of this general standard did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009 we adopted a new standard in regard to noncontrolling interests in consolidated financial statements.  This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  This statement also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  These disclosure requirements have been applied retrospectively to all periods presented.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  The adoption of this standard impacted certain captions previously used on the consolidated income statement, largely identifying net income including noncontrolling interests and net income attributable to Bio-Rad.  Certain captions on the consolidated balance sheets and statements of cash flows have also changed.

On January 1, 2009, we adopted new guidance in regard to determining whether instruments granted in share-based payment transactions are participating securities.  This guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  The adoption of this guidance did not have a material impact on our EPS data in the nine months of 2009 or on EPS for any prior periods.  See Note 9.

2.	FAIR VALUE MEASUREMENTS

We determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability, not assumptions made by the reporting entity.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs.  This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1	Quoted prices in active markets for identical securities
•	Level 2	Other significant observable inputs (including quoted prices in active markets for similar securities)
•	Level 3	Significant unobservable inputs (including our assumptions in determining the fair value of investments)

Financial assets carried at fair value as of September 30, 2009 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Short-term investments and cash equivalents:
Cash equivalents	$ 332.9	$ 21.0	$ 353.9
Corporate debt securities	--	25.0	25.0
Municipal obligations	--	1.0	1.0
Asset-backed securities	--	1.6	1.6
U.S. government sponsored agencies	--	43.3	43.3
Foreign government obligations	--	9.0	9.0
Marketable equity securities	8.1	--	8.1
	341.0	100.9	441.9
Long-term investments:
Marketable equity securities	40.7	0.2	40.9
Asset-backed securities	--	4.9	4.9
	40.7	5.1	45.8

Total	$ 381.7	$ 106.0	$ 487.7

Financial assets carried at fair value as of December 31, 2008 are classified in the hierarchy as follows in millions):

	Level 1	Level 2	Total
Short-term investments and cash equivalents:
Cash equivalents	$ 67.1	$ --	$ 67.1
Corporate debt securities	6.0	1.0	7.0
Municipal obligations	--	5.0	5.0
Asset-backed securities	--	12.5	12.5
U.S. government sponsored agencies	--	7.3	7.3
Marketable equity securities	7.0	0.2	7.2
	80.1	26.0	106.1

Long-term marketable equity securities	20.3	--	20.3

Total	$ 100.4	$ 26.0	$ 126.4

As of September 30, 2009 and December 31, 2008, we do not hold any financial assets that use Level 3 inputs to determine fair value.

Available-for-sale investments

Available-for-sale investments consist of the following (in millions):

	September 30, 2009
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 25.0	$ --	$ --	$ 25.0
Municipal obligations	1.0	--	--	1.0
Asset-backed securities	1.6	--	--	1.6
U.S. government sponsored agencies	43.2	--	--	43.2
Foreign government obligations	9.0	--	--	9.0
Marketable equity securities	8.5	0.3	(0.7)	8.1
	88.3	0.3	(0.7)	87.9
Long-term investments:
Marketable equity securities	29.9	11.4	(0.4)	40.9
Asset-backed securities	6.3	0.1	(1.5)	4.9
	36.2	11.5	(1.9)	45.8

Total	$ 124.5	$ 11.8	$ (2.6)	$ 133.7

	December 31, 2008
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 7.0	$ --	$ --	$ 7.0
Municipal obligations	5.0	--	--	5.0
Asset-backed securities	14.1	--	(1.6)	12.5
U.S. government sponsored agencies	7.3	--	--	7.3
Marketable equity securities	10.6	--	(3.4)	7.2
	44.0	--	(5.0)	39.0
Long-term investments:
Marketable equity securities	28.5	--	(8.2)	20.3
	28.5	--	(8.2)	20.3

Total	$ 72.5	$ --	$ (13.2)	$ 59.3

As of September 30, 2009 and December 31, 2008, we had investments with gross unrealized losses of $2.6 million and $1.8 million, respectively, that were in a loss position for 12 months or more.  As of December 31, 2008, we had investments with gross unrealized losses of $11.4 million that were in a loss position for less than 12 months.  The number of investment positions that are in an unrealized loss position are 44 and 59 as of September 30, 2009 and December 31, 2008, respectively.

The securities with unrealized losses are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2009 by contractual maturity date (in millions):

	Amortized	Fair
	Cost	Value
Mature in less than one year	$ 78.2	$ 78.2
Mature in one to five years	0.2	0.2
Mature in more than five years	7.7	6.3
Total	$ 86.1	$ 84.7

Other Financial Instruments

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, notes payable, accounts payable, and foreign exchange contracts, the carrying amounts approximate fair value.

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

The estimated fair value of our financial instruments is as follows (in millions):

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other assets	$ 108.1	$ 128.6	$ 79.8	$ 78.2
Total long-term debt	$ 719.8	$ 719.2	$ 425.0	$ 381.0

3.	INVENTORIES

The components of inventories, net are as follows (in millions):

	September 30,	December 31,
	2009	2008

Raw materials	$ 71.2	$ 69.5
Work in process	114.3	105.0
Finished goods	198.4	201.1
	$ 383.9	$ 375.6

4.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment, net, are as follows (in millions):

	September 30,	December 31,
	2009	2008

Land and improvements	$ 16.9	$ 16.6
Buildings and leasehold improvements	202.9	193.3
Equipment	505.6	466.0
	725.4	675.9
Accumulated depreciation	(419.5)	(375.2)
Property, plant and equipment, net	$ 305.9	$ 300.7

Net capital expenditures included in the condensed consolidated statements of cash flows are net of proceeds from the sale of property, plant and equipment of $0.4 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively.

5.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment are as follows (in millions):

	Life Science	Clinical Diagnostics	Total

December 31, 2008	$ 43.5	$ 278.3	$ 321.8
Updated purchase price allocation	--	(1.6)	(1.6)
Currency fluctuations	--	7.3	7.3
September 30, 2009	$ 43.5	$ 284.0	$ 327.5

The decline in goodwill is related to the completion of the purchase price allocations for the December 2008 acquisitions of DiaMed Fennica Oy and DiaMed (G.B.) Limited.

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	September 30, 2009
			Net
	Purchase	Accumulated	Carrying
	Price	Amortization	Amount
Customer relationships/lists	$ 90.3	$ 13.8	$ 76.5
Know how	92.1	26.0	66.1
Developed product technology	45.5	16.5	29.0
Licenses	37.6	11.4	26.2
Tradenames	23.7	7.7	16.0
Covenants not to compete	5.7	3.0	2.7
Patents	1.0	0.8	0.2
Other	0.1	0.1	--
	$ 296.0	$ 79.3	$ 216.7

	December 31, 2008
			Net
	Purchase	Accumulated	Carrying
	Price	Amortization	Amount
Customer relationships/lists	$ 83.4	$ 7.6	$ 75.8
Know how	90.8	18.9	71.9
Developed product technology	44.7	12.6	32.1
Licenses	37.5	8.8	28.7
Tradenames	21.1	4.2	16.9
Covenants not to compete	4.9	2.1	2.8
Patents	1.0	0.6	0.4
Other	0.1	0.1	--
	$ 283.5	$ 54.9	$ 228.6

Recorded purchased intangible asset amortization expense for the three months ended September 30, 2009 and 2008 was $8.2 million and $7.5 million, respectively.  Recorded purchased intangible asset amortization expense for the nine months ended September 30, 2009 and 2008 was $23.2 million and $23.3 million, respectively.  Estimated purchased intangible asset amortization expense (based on existing intangible assets) for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $31.5 million, $30.1 million, $27.0 million, $24.2 million and $21.3 million, respectively.

6.	PRODUCT WARRANTY LIABILITY

Bio-Rad warrants certain equipment against defects in design, materials and workmanship, generally for one year.  Upon shipment of that equipment, we establish, as part of cost of goods sold, a provision for the expected cost of such warranty.

Activity in the product warranty liability included in other current liabilities and other long-term liabilities is as follows (in millions):

December 31, 2008	$ 15.8
Provision for warranty	11.0
Actual warranty costs	(11.4)
September 30, 2009	$ 15.4

7.	LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30,	December 31,
	2009	2008

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	200.0	200.0
8.0% Senior Subordinated Notes	294.8	--
Other debt	0.2	0.4
Capitalized leases	24.0	27.8
	744.0	453.2
Less current maturities	(5.3)	(7.2)
Long-term debt	$ 738.7	$ 446.0

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

In May 2009, Bio-Rad entered into Amendment No. 3 to the Amended and Restated Credit Agreement (the "Credit Agreement"). Amendment No. 3 amends certain provisions of the Credit Agreement including increasing the amount of certain indebtedness permitted under the Credit Agreement under certain conditions, as well as increasing the permitted maximum leverage ratio to permit the issuance of the 8.0% Notes.

Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  Borrowings under the credit agreement are payable on June 21, 2010.  We had no outstanding balance as of September 30, 2009.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement, the 6.125% Notes, the 7.5% Notes, and the 8.0% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test, an interest coverage test and a consolidated net worth test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all covenants as of September 30, 2009.

8.	NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

December 31, 2008	$ 29.5
Net income attributable to noncontrolling interests	3.9
Purchase of noncontrolling interests	(14.5)
Currency fluctuations	0.1
September 30, 2009	$ 19.0

On April 30, 2009, we acquired 955 of the remaining 1,000 shares of DiaMed Holding AG, which were held by multiple noncontrolling shareholders.  We paid approximately $30 million to these shareholders under the terms of the original purchase agreement dated October 1, 2007.  As this acquisition is accounted for as an equity transaction, Bio-Rad’s additional paid-in capital was reduced by $14.2 million.  Although we own 99.8% of DiaMed Holding AG, there are still outstanding noncontrolling interests in certain subsidiaries acquired as part of the DiaMed acquisition.

9.	EARNINGS PER SHARE

Effective January 1, 2009, we adopted new guidance which specified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  As our unvested restricted shares qualify as participating securities, we have included these shares in the computation of EPS for the three and nine months ended September 30, 2009 and 2008.  The adoption of this guidance did not have a material impact on our EPS for these periods.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average shares outstanding	27,431	27,171	27,375	27,055
Effect of potentially dilutive securities:
Stock options and restricted stock awards	444	576	374	564
Diluted weighted average common shares	27,875	27,747	27,749	27,619
Anti-dilutive shares	208	113	284	83

10.	SHARE-BASED COMPENSATION

Included in our share-based compensation expense is the cost related to stock option, restricted stock and restricted stock unit grants that vest after January 1, 2006, as well as the cost related to our employee stock purchase plan stock purchases.

For the three months ended September 30, 2009 and 2008, we recognized pre-tax share-based compensation expense of $2.6 million and $2.2 million, respectively.  For the nine months ended September 30, 2009 and 2008, we recognized pre-tax share based compensation expense of $6.7 and $5.3 million, respectively.  We did not capitalize any share-based compensation expense.  We recognize share-based compensation net of estimated forfeitures.

Stock Options

Share-based compensation awards made during the nine months ended September 30, 2009 included stock options and restricted stock units representing 179,185 shares of common stock.  Share-based awards made during the nine months ended September 30, 2008 included stock options, restricted stock and restricted stock units representing 174,930 shares of common stock.  The awards generally vest over five years at 20% per year based on continued service with Bio-Rad.

The following table summarizes our stock option activity during the nine months ended September 30, 2009:

			Weighted	Aggregate
		Weighted	Average	Intrinsic Value
		Average	Remaining	as of
		Exercise	Contractual	September 30, 2009
	Shares	Price	Term	(in millions)

Outstanding, December 31, 2008	1,254,127	$ 48.84
Granted	58,500	$ 75.07
Exercised	(66,402)	$ 39.86
Forfeited/Expired	(14,671)	$ 58.99
Outstanding, September 30, 2009	1,231,554	$ 50.45	4.86	$ 51.0
Vested and expected to vest
September 30, 2009	1,210,153	$ 50.03	4.80	$ 50.6
Exercisable, September 30, 2009	933,753	$ 44.27	4.07	$ 44.5

Cash received from stock options exercised during the three months ended September 30, 2009 and 2008 was $1.5 million and $2.4 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $0.9 million and $1.7 million for the three months ended September 30, 2009 and 2008, respectively.  Cash received from stock options exercised during the nine months ended September 30, 2009 and 2008 was $2.6 million and $5.8 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $1.6 million and $4.6 million for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, there was approximately $7.1 million of total unrecognized compensation cost related to stock options granted under our stock option plans.  That cost is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock

The following table summarizes our restricted stock activity during the nine months ended September 30, 2009:

	Restricted	Weighted Average
	Stock	Grant-Date
	Shares	Fair Value

Nonvested shares, December 31, 2008	135,914	$ 82.64
Vested	(29,572)	$ 81.94
Cancelled/Forfeited	(2,887)	$ 82.73
Nonvested shares, September 30, 2009	103,455	$ 82.84

As of September 30, 2009, there was approximately $6.7 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a weighted average period of approximately three years.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the nine months ended September 30, 2009:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic Value
		Grant-	Remaining	as of
		Date	Contractual	September 30, 2009
	Units	Fair Value	Term	(in millions)

Nonvested, December 31, 2008	60,649	$ 83.08
Granted	120,685	$ 74.40
Vested	(11,885)	$ 76.43
Forfeited	(3,476)	$ 82.96
Nonvested, September 30, 2009	165,973	$ 77.01	2.52	$ 15.2

As of September 30, 2009, there was approximately $9.7 million of total unrecognized compensation cost related to restricted stock units granted under the 2007 Plan.  That cost is expected to be recognized over a weighted average period of approximately four years.

Employee Stock Purchase Plan

We sold 27,725 shares for $1.8 million and 24,069 shares for $1.7 million under our employee stock purchase plan for the three months ended September, 2009 and 2008, respectively.  We sold 85,178 shares for $5.0 million and 65,715 shares for $4.7 million under our employee stock purchase plan for the nine months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, there were 252,451 authorized shares remaining in the employee stock purchase plan.

11.	FOREIGN EXCHANGE GAINS AND LOSSES

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are recorded as Foreign exchange (gains) losses in the condensed consolidated statements of income.  The cash flows related to these contracts are classified as cash flows from investing activities in the condensed consolidated statements of cash flows.

At September 30, 2009, we had contracts maturing in October through December 2009 to sell foreign currency with a notional value of $71.0 million and an unrealized loss of $0.2 million.  Contracts to purchase foreign currency had a notional value of $247.6 million with an unrealized loss of $0.9 million.  At December 31, 2008, we had contracts maturing in January through March 2009 to sell foreign currency with a notional value of $163.7 million and an unrealized loss of $0.1 million.  Contracts to purchase foreign currency had a nominal value of $22.0 million with an unrealized gain of $0.1 million.

12.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Interest and investment income	$ (0.8)	$ (2.6)	$ (4.6)	$ (8.2)
Net realized (gains) losses on investments	(0.1)	0.1	(0.1)	0.8
Impairment on investments	0.4	1.3	2.9	3.7
Miscellaneous other (income) expense items	0.7	0.7	(3.2)	(1.0)
Other (income) expense, net	$ 0.2	$ (0.5)	$ (5.0)	$ (4.7)

Included in impairment on investments are other-than-temporary impairments on certain of our available-for-sale investments in light of the continuing declines in their market prices.  We did not believe these particular investments would recover in the near future.

13.	INCOME TAXES

Bio-Rad’s effective tax rate was 23% for the first nine months of 2009 and 25% for the first nine months of 2008.  The effective tax rates for both nine month periods are lower than the statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign taxes.  The lower effective tax rate for the first nine months of 2009 reflects a benefit related to adjustments made to properly reflect deferred tax liabilities.

As of September 30, 2009, we believe it is reasonably possible that our unrecognized tax benefits will decrease by up to $6 million in the next 12 months with the completion of audit settlements with various tax authorities. With respect to these unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of final settlement, if any, with the respective tax authorities.

We record liabilities related to uncertain tax positions.  We do not believe any uncertain tax positions currently pending will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

14.	COMPREHENSIVE INCOME

The components of Bio-Rad’s total comprehensive income (loss) are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income including noncontrolling interests	$ 39.3	$ 30.9	$ 110.6	$ 104.8
Currency translation adjustments	38.7	(88.6)	37.7	(21.3)
Post-employment benefits adjustments net of tax
for the nine months ended September 30, 2009	--	--	0.1	--
Net unrealized holding gains (losses) on available-
for-sale investments net of tax effects of ($6.6) and
($10.8) million for the three and nine months ended
September 30, 2008. There was no tax effect for the
three and nine months ended September 30, 2009	15.6	(11.1)	19.7	(15.1)
Reclassification adjustments for gains (losses)
included in net income including noncontrolling
interests, net of tax effects of ($0.1) and ($1.5)
million for the three and nine months ended
September 30, 2008. There was no tax effect for the
three and nine months ended September 30, 2009	0.3	(0.2)	2.8	(2.7)
Total comprehensive income (loss)	93.9	(69.0)	170.9	65.7
Comprehensive (income) loss attributable to
noncontrolling interests	(1.6)	0.8	(4.0)	(6.5)
Comprehensive income (loss) attributable to Bio-Rad	$ 92.3	$ (68.2)	$ 166.9	$ 59.2

Reclassification adjustments are calculated using the specific identification method.

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2009 and 2008 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2009	$150.4	$307.5	$3.2
	2008	$156.9	$281.4	$3.6

Segment profit	2009	$9.6	$44.3	$--
	2008	$9.3	$34.3	$0.1

Information regarding industry segments for the nine months ended September 30, 2009 and 2008 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2009	$440.5	$839.4	$9.3
	2008	$473.1	$832.4	$10.9

Segment profit	2009	$25.0	$119.0	$0.3
	2008	$28.2	$109.4	$0.7

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management.  All interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total segment profit	$ 53.9	$ 43.7	$ 144.3	$ 138.3
Foreign exchange losses	(1.5)	(0.1)	(3.2)	(2.4)
Net corporate operating, interest and other
expense not allocated to segments	(1.0)	(0.7)	(2.4)	(1.8)
Other income (expense), net	(0.2)	0.5	5.0	4.7
Consolidated income before taxes	$ 51.2	$ 43.4	$ 143.7	$ 138.8

16.	LEGAL PROCEEDINGS

We are party to various claims, legal actions and complaints arising in the ordinary course of business, including intellectual property matters.  We do not believe, at this time, that any ultimate liability resulting from any of these matters will have a material adverse effect on our results of operations, financial position or liquidity.  However, we cannot give any assurance regarding the ultimate outcome of these lawsuits and their resolution could be material to our operating results for any particular period, depending upon the level of income for the period.

17.	SUBSEQUENT EVENT

Bio-Rad announced on October 23, 2009 that it had signed an agreement to acquire certain diagnostic businesses of Biotest AG for 45 million Euros, or approximately $67 million at September 30, 2009 exchange rates.  The transaction is subject to certain closing conditions, including regulatory approvals, and is expected to close in the first quarter of 2010.  Integrating the acquired portion of Biotest's diagnostic businesses into Bio-Rad's product portfolio is expected to broaden its offering in the area of immunohematology and provide Bio-Rad access to the U.S. markets with a range of products.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2008, as amended on May 18, 2009 on Form 8-K, and this report for the quarter and nine months ended September 30, 2009.

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

Overview.  We are a multinational manufacturer and worldwide distributor of Life Science research and Clinical Diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require replication of results in manufacturing processes, research experiments and diagnostic tests, much of our revenues are recurring.  Approximately 33% of our year-to-date 2009 consolidated net sales are from the United States and approximately 67% are from international locations.  The international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen and British Sterling.  As a result, our consolidated sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

The market for reagents and apparatus remains good while growth rates have slowed due to both public and private grant funding being more measured.  The market for large capital equipment has slowed, as many pharmaceutical and biotechnology customers delayed or reduced their capital spending.  Bio-Rad is generally less impacted by trends in capital spending as lower priced reagents and apparatus comprise the majority of product sales.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	100.0	100.0	100.0	100.0
Cost of goods sold	43.5	45.6	43.3	45.6
Gross profit	56.5	54.4	56.7	54.4
Selling, general and administrative expense	33.3	34.1	33.9	33.2
Research and development expense	8.6	8.8	9.2	9.0
Net income attributable to Bio-Rad	8.4	6.3	8.3	7.4

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

Valuation of Goodwill and Long-lived Assets

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill amounts are assigned to the reporting units based upon the amounts allocated at the time of their respective acquisition, adjusted for subsequent significant transfers of business between reporting units.  We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  There was no indication of impairment in the first nine months of 2009.  We perform the impairment tests of goodwill at our reporting unit level, which is one level below our reporting segments.  The goodwill impairment test consists of a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

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

Three Months Ended September 30, 2009 Compared to

Three Months Ended September 30, 2008

Results of Operations

Net sales (sales) in the third quarter of 2009 increased 4.4% to $461.1 million from $441.8 million in the third quarter of 2008.  On a currency neutral basis, sales increased 11.1%.  Currency neutral sales growth was generated in the regions of Asia Pacific, the United States and developing or emerging markets of Eastern Europe and Latin America.  Also contributing to sales growth are DiaMed Holding AG (DiaMed) European distributors acquired in late 2008.

The Life Science segment sales for the third quarter were $150.4 million, down 4.1% compared to the third quarter of 2008.  On a currency neutral basis, sales declined 0.4%.  Contributing to this decline in the Life Science segment sales are weakened demand in Europe and the United States.  These sales declines have been somewhat offset by expanded sales in Asia Pacific.  Large instrumentation sales remain weak.  Sales across a number of product lines in the Life Science segment performed well during the quarter, such as process media and our real-time polymerase chain reaction (PCR) instruments and reagents.

The Clinical Diagnostics segment reported sales of $307.5 million for the third quarter, an increase of 9.3% compared to the third quarter of 2008.  On a currency neutral basis, the Clinical Diagnostics segment increased 17.8%.  These results reflect continued growth across most product lines, most notably the BioPlex® 2200 system, blood virus, immunology and q  uality control products.  Geographically, sales increased in Asia Pacific, Eastern Europe and the United States.  Certain sales in Eastern Europe were based on annual contracts and therefore will not be repeated in the fourth quarter.  The acquisition of DiaMed distributors added incremental sales to Europe.

Consolidated gross margins were 56.5% for the third quarter of 2009 compared to 54.4% for the third quarter of 2008.  Life Science segment gross margins improved from the third quarter of 2008 by approximately 1%.  The improvement was the result of better manufacturing overhead absorption from a reduction in costs, the move of new products to more cost efficient off-shore manufacturing, and sales mix favoring higher margin reagents rather than instruments with typically lower margins.  Clinical Diagnostics segment gross margins increased by approximately 2%.  Improvements included lower royalty payments from the expiration of patents in blood virus and immunohematology products, increased margin from the acquisition of DiaMed distributors and the liquidation of inventory subject to purchase accounting rules.  Additionally the BioPlex 2200 margins have improved from greater placements and higher test volume.

Selling, general and administrative expenses (SG&A) represented 33.3% of sales for the third quarter of 2009 compared to 34.1% of sales for the third quarter of 2008.  The Life Science segment had declines in SG&A at a rate greater than the decline in sales both before and after adjusting for currency.  The decline was primarily the result of cost-cutting efforts to temper weakened sales that included lower costs for travel, marketing, professional services and constraints on employee costs.  The Clinical Diagnostic segment had SG&A growth at a much lower rate than sales growth.  Again lower travel, marketing and professional fees were the source of cost reductions.  Moderate employee cost increases and increased third-party commissions compared to the third quarter of 2008, offset the declining cost categories for the Clinical Diagnostics segment.

Research and development expense (R&D) increased to $39.5 million or 8.6% of sales in the third quarter of 2009 compared to $38.8 million or 8.8% of sales in the third quarter of 2008.  Life Science segment R&D declined from the prior year.  This decline represented an approximate 1% decrease in efforts based on the historical relationship to sales.  Life Science segment R&D efforts are directed toward DNA amplification, proteomics and process chromatography.  Clinical Diagnostics segment R&D remained relatively flat as a percentage of sales for the third quarter of 2009 compared to the same quarter last year.  Clinical Diagnostics segment sales growth has provided the opportunity to expand R&D spending in absolute dollars.  Clinical Diagnostics segment R&D efforts are concentrating on additional assays for the BioPlex 2200 testing platform and improvements to existing blood typing instrumentation, diabetes monitoring, autoimmune, blood virus and quality control products.

Interest expense for the third quarter of 2009 increased by $6.3 million compared to the third quarter of 2008.  An additional $300 million of Senior Subordinated Notes were issued in May 2009, increasing our indebtedness to $744.0 million at September 30, 2009, and increasing our interest expense.  Included in the increased interest is the amortization of bond discount and debt issuance costs.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair market value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The loss in the current quarter is attributable to greater market volatility, higher costs to hedge, and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.

Other income and expense, net for the third quarter of 2009 was a net expense of $0.2 million compared to income net of $0.5 million for the third quarter of 2008.  The change primarily represents lower return on invested funds.

Bio-Rad’s effective tax rate was 23% and 29% for the third quarter of 2009 and 2008, respectively.  The effective tax rates for the third quarter of 2009 and 2008 are lower than the statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign taxes.  The lower effective tax rate for the third quarter of 2009 reflects a benefit related to adjustments made to properly reflect deferred tax liabilities.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Nine Months Ended September 30, 2009 Compared to

Nine Months Ended September 30, 2008

Results of Operations

Net sales (sales) in the first nine months of 2009 declined 2.1% to $1.29 billion from $1.31 billion in the first nine months of 2008.  For consolidated Bio-Rad on a currency neutral basis, sales for the first nine months of 2009 grew 5.9% compared to the prior period.

Our Life Science segment sales were $440.5 million, a decline of 6.9% compared to the first nine months of 2008 or a 1.2% decline on a currency neutral basis.  Excluding the impact of a declining BSE market, Life Science segment sales grew a currency neutral 1.5%.  Product groups showing positive growth include PCR chemicals and instruments, the Bio-Plex® suspension array system, and the Biotechnology ExplorerTM program.  Sales growth in the Life Science segment is limited to Asia Pacific, while the United States declined less than 1%, and European sales represent the majority of declining sales.

For the nine months ended September 30, 2009 Clinical Diagnostics segment sales have grown by 0.8% compared to the first nine months of 2008.  Excluding the impact of foreign currency, sales increased 10.3% compared to the first nine months of 2008.  The Clinical Diagnostics segment is experiencing sales growth in BioPlex 2200 systems, quality controls and blood virus products.  On a regional basis, currency neutral sales growth was provided by Asia Pacific, the United States, Eastern Europe and Latin America.

Consolidated gross margins were 56.7% for the first nine months of 2009 compared to 54.4% for the first nine months of 2008 and 54.6% for all of 2008.  Life Science segment gross margins improved in the first nine months of 2009 by approximately 1%.  The improvement was the result of better manufacturing overhead absorption from a reduction in costs, the move of new products to more cost efficient off-shore manufacturing, and sales mix favoring higher margin reagents rather than instruments with typically lower margin.  Clinical Diagnostics segment gross margins improved by approximately 3%.  Improvements included lower royalty payments from the expiration of patents in blood virus and immunohematology products, increased margin from the acquisition of DiaMed distributors and the liquidation of inventory subject to purchase accounting rules.  Additionally the BioPlex 2200 margins have improved from greater placements and higher test volume.

SG&A represented 33.9% of sales for the first nine months of 2009 compared to 33.2% of sales in the prior year period.  The small net change in SG&A expense was primarily due to moderate growth in employee-related expenses and third party commissions compared to the first nine months of 2008.  Offsetting this small net change were declines due to currency translation of foreign denominated expenses, lower travel costs, marketing and professional services.

R&D was $119.1 million for the first nine months of 2009, or 9.2% of sales, compared to 9.0% in the first nine months of 2008.  Life Science segment development efforts are directed towards genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment development efforts are focused on expanded tests for the BioPlex 2200 testing platform, as well as other enhancements to existing automation and reagents used for immunohematology, clinical microbiology and blood virus diagnostic tests and additional quality control products.

Interest expense for the first nine months of 2009 increased 35.4% to $32.7 million when compared to the first nine months of 2008.  An additional $300 million of Senior Subordinated Notes were issued in May 2009, increasing our indebtedness to $744.0 million at September 30, 2009 and increasing our interest expense.

Exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign exchange risk.  The first nine months of 2009 exchange loss of $3.2 million is attributable to greater market volatility, higher costs to hedge, and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.

Other income and expense, net for the first nine months of 2009 includes investment and dividend income; generally interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  The current year increase includes a one-time receipt of $4.6 million for relief of a foreign non-income based tax obligation, offset by lower interest and dividend income in current capital markets.  We would also include in this category any gains or losses associated with the sale or disposal of surplus manufacturing equipment or other productive assets.

Bio-Rad’s effective tax rate was 23% for the first nine months of 2009 and 25% for the first nine months of 2008.  The effective tax rates for both nine month periods are lower than the statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign taxes.  The lower effective tax rate for the first nine months of 2009 reflects a benefit related to adjustments made to properly reflect deferred tax liabilities.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in existing laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the globe.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows of capital expenditure and tax expense are covered by cash flow from operations.  Our cash flow from operations is also sufficient to make interest payments.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our revolving credit facility.

At September 30, 2009, we had available $642.1 million in cash, cash equivalents and short-term investments.  Under domestic and international lines of credit we have $229.0 million available for borrowing of which $4.6 million is reserved for standby letters of credit issued by our banks to guarantee our obligations to certain insurance companies.  The $200.0 million Revolving Credit Facility terminates on June 21, 2010 unless it is renewed.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and future acquisitions.

Cash Flows from Operations

Net cash provided by operations was $209.4 million compared to $113.0 million for the nine months ended September 30, 2008.  The net improvement of $96.4 million represents a $95.4 million improvement in the net change in cash received from customers and cash paid to suppliers.  The largest item contributing to the increase in cash flows was primarily due to relatively flat inventory levels in 2009 compared to approximately $60 million of cash outflows in 2008 to build inventory levels.  In addition, the expiration of some patents have reduced royalty payments, moderation in the growth of employee compensation, and reduction in other SG&A costs all contributed to an improved cash flow.  Additionally, we experienced a reduction in taxes paid of $3.3 million.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and government reimbursement policies.

Cash Flows from Investing Activities

Net capital expenditures totaled $48.9 million for the nine months ended September 30, 2009 compared to $62.7 million for the same period of 2008.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use.

On April 30, 2009, we acquired 955 of the remaining 1,000 shares of DiaMed Holding AG, held by multiple noncontrolling shareholders.  We paid approximately $30 million to these shareholders under the terms of the original purchase agreement dated October 1, 2007.  The acquisition of the noncontrolling shares was accounted for as an equity transaction.  Although we own 99.8% of DiaMed Holding AG, there are still outstanding noncontrolling interests in certain subsidiaries acquired as part of the DiaMed acquisition.

Bio-Rad announced on October 23, 2009 that it had signed an agreement to acquire certain diagnostic businesses of Biotest AG for 45 million Euros, or approximately $67 million at September 30, 2009 exchange rates. The transaction is subject to certain closing conditions, including regulatory approvals, and is expected to close in the first quarter of 2010.

We continue to review possible other acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  We are evaluating additional acquisitions on a preliminary basis.  It is not certain that any of these transactions will advance beyond the preliminary stages or be completed.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time of which $3.3 million is remaining.  Our credit agreements restrict our ability to repurchase our stock.  There were no share repurchases made in the first nine months of 2009 or during 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (FASB Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The FASB Codification explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws as sources of authoritative GAAP for SEC registrants.  The FASB Codification became effective for our interim period ended September 30, 2009 and the adoption of the FASB Codification did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued guidance in regard to multiple-deliverable revenue arrangements, and guidance in regard to certain arrangements that include software elements.  The guidance in regard to multiple-deliverable revenue arrangements requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method.  The guidance in regard to certain arrangements that include software elements removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance.  The two new issuances should be applied on a prospective basis for revenue arrangements entered into or materially modified and will be effective for our interim period ending March 31, 2011, with early adoption permitted.  We do not expect to adopt early and the effect of adopting these two new issuances is under review by management.

In May 2009, we adopted general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In April 2009, we adopted the following new general standards intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

A new general standard in regard to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The general standard also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The effect of this new general standard did not have a material impact on our condensed consolidated financial statements.

A new general standard in regard to interim disclosures about fair value of financial instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  As this general standard amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of this general standard did not affect our financial condition, results of operations or cash flows.  See Note 2.

A new general standard in regard to recognition and presentation of other-than-temporary impairments, amends current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This general standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The adoption of this general standard did not have a material impact on our condensed consolidated financial statements.

On January 1, 2009 we adopted a new standard in regard to noncontrolling interests in consolidated financial statements.  This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  This statement also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  These disclosure requirements have been applied retrospectively to all periods presented.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.  The adoption of this standard impacted certain captions previously used on the consolidated income statement, largely identifying net income including noncontrolling interests and net income attributable to Bio-Rad.  Certain captions on the consolidated balance sheets and statements of cash flows have also changed.

On January 1, 2009, we adopted new guidance in regard to determining whether instruments granted in share-based payment transactions are participating securities.  This guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  The adoption of this guidance did not have a material impact on our EPS data in the nine months of 2009 or on EPS for any prior periods.  See Note 9.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2009, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended May 18, 2009 on Form 8-K.

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

A significant portion of our sales are made outside of the United States.  Our foreign subsidiaries generated 67% of our net sales in the nine months ended September 30, 2009.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

As of September 30, 2009 we and our subsidiaries have approximately $744 million of outstanding indebtedness.  In addition, the indentures governing our notes permit us to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indentures.

The following chart shows certain important credit statistics.

At September 30, 2009
(in millions)

Total debt	$ 744.0
Stockholders’ equity	$ 1,227.7
Debt to equity ratio	0.6

The incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt;
and
•	limit our ability to obtain additional financing required to fund working capital and capital
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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.8.1	2007 Incentive Award Plan

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 4, 2009	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	November 4, 2009	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer