Form 10-K
period 2009-12-31
BIO RAD LABORATORIES INC
filed 2010-02-26
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009
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
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.			[ X ] Yes	[ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the
registrant was required to submit and post such files).			[ ] Yes	[ ] No
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
See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ X ]		Accelerated filer	[ ]
Non-accelerated file	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			[ ] Yes	[ X ] No
As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the
Registrant’s Class A Common Stock held by non-affiliates was approximately $1,403,335,633 and the aggregate market value of the registrant’s
Class B Common Stock held by non-affiliates was approximately $36,812,367.

As of February 16, 2010, there were 22,429,100 shares of Class A Common Stock and 5,118,352 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference
Document			Form 10-K Parts
(1)		Definitive Proxy Statement to be mailed to stockholders in connection with the	III
registrant's 2010 Annual Meeting of Stockholders (specified portions)

Bio-Rad Laboratories, Inc.
Form 10-K December 31, 2009
TABLE OF CONTENTS

Part I.

3

Item 1.  Business

3

Item 1A.  Risk Factors

6

Item 1B.  Unresolved Staff Comments

12

Item 2.  Properties

12

Item 3.  Legal Proceedings

13

Item 4.  Submission Of Matters To A Vote Of Security Holders

13

Part II.

13

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

13

Item 6.  Selected Financial Data

15

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

16

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

28

Item 8.  Financial Statements And Supplementary Data

29

Item 9.  Changes And Disagreements With Accountants On Accounting And Financial Disclosure

66

Item 9A.  Controls And Procedures

66

Item 9B.  Other Information

68

Part III.

68

Item 10.  Directors, Executive Officers And Corporate Governance

68

Item 11.  Executive Compensation

68

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

69

Item 13.  Certain Relationships And Related Transactions, And Director Independence

69

Item 14.  Principal Accountant Fees And Services

69

Part IV.

70

Item 15.  Exhibits And Financial Statement Schedules

70

Signatures

71

PART I.

ITEM 1. BUSINESS

General

Founded in 1952 and incorporated in 1957, Bio-Rad Laboratories, Inc. (referred to in this report as “Bio-Rad,” “we,” “us,” and “our”) was initially engaged in the development and production of specialty chemicals used in biochemical, pharmaceutical and other life science research applications.  In 1967, we entered the field of clinical diagnostics with the development of our first test kit based on separation techniques and materials developed for life science research.  We expanded into the field of analytical and measuring instrument systems through internal research and development efforts and acquisitions in the late 1970's and 1980's.  In 1999, we acquired the stock of Pasteur Sanofi Diagnostics and the rights to certain ancillary assets.  This strengthened our position in the HIV and infectious disease testing market.  In 2000 and 2004, we divested our semiconductor, optoelectronic metrology and confocal microscopy product lines.  During 2007, we acquired DiaMed Holding AG, enhancing our position in the immunohematology market.

As we broadened our product lines, we also expanded our geographical market.  We have distribution channels in over thirty countries outside the United States through subsidiaries whose focus is customer service and product distribution.

Bio-Rad manufactures and supplies the life science research, healthcare, analytical chemistry and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  For a description of business and financial information on industry and geographic segments, see Note 13 on pages 62 through 65 of Item 8.

Life Science Segment

Life science is the study of the characteristics, behavior, and structure of living organisms and their component systems.  Life science researchers use a variety of products and systems including reagents, instruments, software and apparatus, to advance the study of life processes, drug discovery, biotechnology and food pathogen testing, primarily within a laboratory setting.

We focus on selected segments of the life science market which we estimate to be approximately $5 billion.  The primary technological applications that we supply to these segments consist of electrophoresis, image analysis, molecular detection, chromatography, gene transfer, sample preparation and amplification. The primary end-users in our sectors of the market are universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers and food testing laboratories.

Clinical Diagnostics Segment

We estimate the worldwide clinical diagnostics segment in which we participate to be approximately $10 billion.  The market encompasses a broad array of technologies incorporated into a variety of products used to detect, identify, monitor and quantify substances in patient and donor blood or other bodily fluids and tissues.  The vast majority of these tests are performed "in vitro" (outside the body).  The information generated by these tests helps physicians diagnose disease and guide patient therapy and treatment, all of which helps improve patient care.  It is estimated that diagnostic testing influences 70% or more of patient care decisions made by doctors while comprising less than two percent of total healthcare costs.

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

Consumers of clinical diagnostic products are hospital laboratories, reference laboratories, physician office laboratories, government agencies, and diagnostic manufacturers.  Purchasing decisions are normally based on improving the healthcare of patients, improving laboratory efficiency, and reducing overall costs.  Bio-Rad's products and services generally meet or exceed these criteria leading to strong customer loyalty and recurring revenue exceeding 70% of our total clinical diagnostics sales.

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

Our customer base is broad and diversified.  In 2009, no single customer accounted for more than two percent of our total net sales.  Our sales are affected by certain external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding would have a detrimental effect on the results of this segment.

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

Because of the breadth of its product lines, the Life Science segment does not face the same competitors for all of its products.  Competitors in this market include GE Biosciences, Life Technologies, Millipore and Thermo Fisher Scientific.  We compete primarily based on meeting performance specifications.

Major competitors in clinical diagnostics include Roche, Abbott Laboratories (Diagnostic Division), Siemens Medical Diagnostics Solutions (formerly Dade-Behring, Diagnostics Products Corporation, and Bayer Diagnostics), Beckman Coulter, Becton-Dickinson, bioMérieux, Johnson & Johnson (Ortho Clinical Diagnostics), Tosoh, Immucor, Cepheid, and DiaSorin.

Product Research and Development

We conduct extensive product research and development activities in all areas of our business, employing approximately 780 people worldwide in these activities.  Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development and testing of new products and applications, we consult with scientific and medical professionals at universities, hospitals and medical schools, and in the industry.  Excluding purchased in-process research and development expense, we spent approximately $163.6 million, $159.5 million, and $140.5 million on research and development activities during the years ended December 31, 2009, 2008 and 2007, respectively.

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

Employees

At December 31, 2009, Bio-Rad had approximately 6,600 full-time employees.  Fewer than eight percent of Bio-Rad's approximately 2,675 U.S. employees are covered by a collective bargaining agreement which will expire on November 7, 2012.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  We consider our employee relations in general to be good.

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

ITEM 1A. RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K.  We believe that any of the following risks could have a material affect on our business, operations, industry, financial position or our future financial performance.  While we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions, slower growth and recession in most major economies during 2009. Although signs of recovery may exist, there are continued concerns about the systemic impact of inflation, the availability and cost of credit, a declining real estate market and geopolitical issues that contribute to increased market volatility and uncertain expectations for the global economy. These conditions, combined with declining business activity levels and consumer confidence, increased unemployment and volatile oil prices, contributed to unprecedented levels of volatility in the capital markets during 2009. Any additional, continued or recurring disruptions in the capital and credit markets may adversely affect our business, results of operations, cash flows and financial condition.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers.  These factors have led to a decrease in spending by businesses and consumers alike.  Our customers and vendors may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and vendors may increase their prices, reduce their output or change terms of sales. Additionally, if customers’ or vendors’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us.

Vendors may restrict credit or impose less favorable payment terms. Any inability of current and/or potential customers to pay us for our products or any demands by vendors for accelerated payment terms may adversely affect our earnings and cash flow.  Additionally, strengthening of the U.S. dollar associated with the global financial crisis may adversely affect the results of our international operations when those results are translated into U.S. dollars. Furthermore, the disruption in the credit markets could impede our access to capital, especially if we are unable to maintain our current credit ratings.  Should we have limited access to additional financing sources when needed, we may decide to defer capital expenditures or seek other higher cost sources of liquidity, which may or may not be available to us on acceptable terms.  Continued turbulence in the U.S. and international markets and economies, and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

We have significant international operations which subject us to various risks such as general economic and market conditions in the countries in which we operate.

A significant portion of our sales are made outside of the United States.  Our foreign subsidiaries generated 68% of our net sales in the year ended December 31, 2009.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

Our ability to implement our business plan in a rapidly evolving market requires effective planning, reporting and analytical processes.  We expect that we will need to continue to improve and further integrate our IT systems, reporting systems and operating procedures by training and educating our employees with respect to these improvements and integrations on an ongoing basis in order to effectively run our business.  If we fail to successfully manage and integrate our IT systems, reporting systems and operating procedures, it could adversely affect our business or operating results.

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

As of February 16, 2010, the Schwartz family collectively held approximately 16% of our Class A Common Stock and 90% of our Class B Common Stock.  As a result, the Schwartz family is able to elect a majority of the directors, effect fundamental changes in our direction and control matters affecting us, including the allocation of business opportunities that may be suitable for our company.  In addition, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

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

We have significant manufacturing and distribution facilities, particularly in the western United States, France and Switzerland.  In particular, the western United States has experienced a number of earthquakes, wildfires, flooding, landslides and other natural disasters in recent years.  The occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage.  Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States, and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained or incorporated in this document.  Any of these events could cause a decrease in our revenue, earnings and cash flows.

We may incur losses in future periods due to write-downs in the value of financial instruments.

We have positions in a variety of financial instruments including asset backed securities and other similar instruments. Financial markets are quite volatile and the markets for these securities can be illiquid.  The value of these securities will continue to be impacted by external market factors including default rates, changes in the value of the underlying property, such as residential or commercial real estate, rating agency actions, the prices at which observable market transactions occur and the financial strength of various entities, such as financial guarantors who provide insurance for the securities.  Should we need to convert these positions to cash, we may not be able to sell these instruments without significant losses due to current debtor financial conditions or other market considerations.

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations and impair our ability to meet our obligations under our notes.

As of December 31, 2009 we and our subsidiaries have approximately $742.6 million of outstanding indebtedness.  In addition, the indenture governing our notes permits us to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture.

The following chart shows certain important credit statistics.

At December 31, 2009
(in millions)
Total debt	$742.6
Stockholders’ equity	$1,279.2
Debt to equity ratio	0.6

The incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt; and
•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We own our corporate headquarters located in Hercules, California.  The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Richmond, California	Owned/Leased
	Hercules, California	Owned/Leased
	Riom, France	Owned/Leased
	Singapore	Leased

Clinical
Diagnostics	Hercules, California	Owned/Leased
	Benicia, California	Leased
	Irvine, California	Leased
	Greater Seattle area, Washington	Owned/Leased
	Plano, Texas	Leased
	Lille, France	Owned
	Greater Paris area, France	Leased
	Nazareth-Eke, Belgium	Leased
	Cressier, Switzerland	Owned/Leased

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

PART II.

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

	Class A		Class B
	High	Low	High	Low
2009
Fourth Quarter	$ 100.46	$ 88.88	$ 100.00	$ 88.69
Third Quarter	95.24	69.40	94.98	69.34
Second Quarter	79.76	65.99	80.20	66.25
First Quarter	74.47	53.10	74.25	53.89

2008
Fourth Quarter	$ 99.26	$ 61.52	$ 97.00	$ 62.14
Third Quarter	108.10	78.12	108.09	78.05
Second Quarter	92.27	78.08	92.00	78.75
First Quarter	100.65	84.81	100.78	85.49

On February 16, 2010, we had 375 holders of record of Class A Common Stock and 166 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 400 MidCap Index and a selected peer group, assuming $100 invested on December 31, 2004, and reinvestment of dividends if paid:

(1)  The Peer Group consists of the following public companies: Beckman Coulter, Becton Dickinson, Thermo Fisher Scientific, Meridian Bioscience, Millipore, PerkinElmer and Life Technologies.  Companies in our peer group reflect our participation in two different markets: life science research products and clinical diagnostics. No single public or private company has a comparable mix of products which serve the same markets. In many cases, only one division of a peer group company competes in the same market as we do. Collectively, however, our peer group reflects products and markets similar to those of Bio-Rad.

This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under these Acts.

ITEM 6.  SELECTED FINANCIAL DATA

Bio-Rad Laboratories, Inc.
Selected Financial Data
(in thousands, except per share data)
	Year Ended December 31,
	2009	2008	2007 (2)	2006	2005

Net sales	$ 1,784,244	$ 1,764,365	$ 1,461,052	$ 1,273,930	$1,180,985
Cost of goods sold	784,401	801,843	669,690	561,394	534,499

Gross profit	999,843	962,522	791,362	712,536	646,486
Selling, general and administrative expense	601,468	591,304	507,978	438,949	416,084
Product research and development expense	163,585	159,518	140,535	123,376	115,104
Purchased in-process research and development expense	--	--	7,656	4,100	--
Impairment losses on goodwill and long-lived assets	3,802	28,757	--	--	19,770
Interest expense	47,024	32,113	31,606	32,022	32,643
Foreign exchange (gains) losses	5,003	7,634	2,576	1,053	(1,528)
Other (income) expense, net (1)	(6,871)	353	(19,832)	(28,991)	(28,958)
Income from continuing operations before taxes and
noncontrolling interests	185,832	142,843	120,843	142,027	93,371
Provision for income taxes	(36,667)	(44,579)	(26,548)	(38,764)	(15,792)
Net income attributable to noncontrolling interests	(4,545)	(8,754)	(1,301)	--	--

Income from continuing operations	144,620	89,510	92,994	103,263	77,579

Discontinued operations:
Gain on divestiture (net of tax)	--	--	--	--	3,974
Total income from discontinued operations	--	--	--	--	3,974
Net income attributable to Bio-Rad	$ 144,620	$ 89,510	$ 92,994	$ 103,263	$81,553

Basic earnings per share:
Continuing operations	$ 5.28	$ 3.30	$ 3.48	$ 3.92	$2.98
Discontinued operations	--	--	--	--	0.15
Basic earnings per share	$ 5.28	$ 3.30	$ 3.48	$ 3.92	$3.13

Diluted earnings per share:
Continuing operations	$ 5.20	$ 3.24	$ 3.41	$ 3.83	$2.91
Discontinued operations	--	--	--	--	0.15
Diluted earnings per share	$ 5.20	$ 3.24	$ 3.41	$ 3.83	$3.06

Cash dividends paid per common share	--	--	--	--	--
Total assets	$ 2,535,853	$ 2,037,264	$ 1,971,594	$ 1,596,168	$1,426,582
Long-term debt, net of current maturities	$ 737,919	$ 445,979	$ 441,805	$ 425,625	$425,687

(1)	See Note 9 to the consolidated financial statements for components of Other (income) expense, net. Included in 2005 is interest and investment income of $16.7 million, gains on sales of investments of $11.2 million and litigation expense of $1.2 million. Included in 2006 is interest and investment income of $22.2 million, and gains on sales of investments of $4.7 million.

(2)	Included in 2007 are the fourth quarter operating results of an acquisition. See Note 2 to the consolidated financial statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes which are an integral part of the statements.

Other than statements of historical fact, statements made in this Annual Report include forward-looking statements, such as statements with respect to our future financial performance, operating results, plans and objectives that involve risk and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including among other things: changes in general domestic and worldwide economic conditions; our ability to successfully develop and market new products; our reliance on and access to necessary intellectual property; our ability to successfully integrate any acquired business; our substantial leverage and ability to service our debt; competition in and government regulation of the industries in which we operate; and the monetary policies of various countries.  We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise except as required by Federal Securities law.

Overview.  We are a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide.  We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require standardization for their experiments and test results, much of our revenues are recurring.  Approximately 32% of our 2009 consolidated net sales are from the United States and approximately 68% are from international locations.  The international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the U.S. dollar strengthens. When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

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

The following shows gross profit and expense items as a percentage of net sales:

	Year Ended December 31,
	2009	2008	2007
Net sales	100.0	100.0	100.0
Cost of goods sold	44.0	45.4	45.8
Gross profit	56.0	54.6	54.2
Selling, general and administrative expense	33.7	33.5	34.8
Product research and development expense, excluding
purchased in-process research and development	9.2	9.0	9.6
Net income attributable to Bio-Rad	8.1	5.1	6.4

We intend that the discussions of critical accounting policies and estimates and recent accounting pronouncements that follow will assist you in understanding how such principles, estimates and accounting pronouncements affect our financial condition and results of operations as well as significant factors that caused changes in our financial condition and results of operations for the years ended December 31, 2009 and 2008.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods.  We evaluate our estimates on an on-going basis.  We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  However, future events may cause us to change our assumptions and estimates, which may require adjustment.  Actual results could differ from these estimates. We have determined that for the periods reported in this Annual Report on Form 10-K the following accounting policies and estimates are critical in understanding our financial condition and results of operations.

Accounting for Income Taxes.  As part of the process of preparing consolidated financial statements, management is required to make estimates related to our income tax provision in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets.  Management then assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established.  To the extent management establishes a valuation allowance or increases this allowance in a period, an increase to expense within the Provision for income taxes in the Consolidated Statements of Income may result.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement.  The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in income tax expense.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded in connection with the deferred tax assets.  We have recorded a valuation allowance of $37.9 million and $40.7 million as of December 31, 2009 and 2008, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain foreign net operating losses carried forward.  The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and impacting our financial position.  Should realization of these previously reserved deferred tax assets occur, the provision for income taxes may decrease, raising income and positively impacting Bio-Rad’s financial position.

Valuation of Goodwill and Long-lived Assets.  Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill amounts are assigned to reporting units at the time of acquisition and are adjusted for subsequent significant transfers of business between reporting units.  We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We perform the impairment tests of goodwill at our reporting unit level, which is one level below our reporting segments.  The goodwill impairment test consists of a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

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

In 2009 and 2008, our reviews indicated impairment charges of $3.8 million and $1.6 million, respectively, related to the developed technology intangible assets of certain product lines that were acquired in 2006.  Also in 2008, our review indicated an impairment charge of $27.2 million related to goodwill from a 1999 acquisition.  The goodwill impairment was caused primarily by the continuing decline in the BSE (bovine spongiform encephalopathy) product line.  There were no impairment losses recorded in 2007.

Valuation of Inventories.   We value inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated realizable value of the inventory.  We review inventory quantities on hand and reduce the cost basis of excess and obsolete inventory based primarily on an estimated forecast of product demand, production requirements and the quality, efficacy and potency of raw materials.  This review is done on a quarterly basis or, if warranted by the circumstances, more frequently.  In addition, our industry is characterized by technological change, frequent new product development and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand.  Our estimates of future product demand may prove to be inaccurate, and if too high, we may have overstated the carrying value of our inventory. In the future, if inventory is determined to be overvalued, we would be required to write down the value of inventory to market and recognize such costs in our cost of goods sold at the time of such determination.  Therefore, although we make efforts to ensure the accuracy of our forecasts of future product demand and perform procedures to safeguard overall inventory quality, any significant unanticipated changes in demand, technological developments, regulations, storage conditions or other environment factors affecting biological materials, could have a significant impact on the value of our inventory and reported results of operations.

Valuation of Investments.  We regularly review our investments for factors that may indicate that a decline in the fair value of an investment below its carrying value is other-than-temporary.  Some factors considered in evaluating whether or not a decline in fair value is other-than-temporary include our ability and intent to retain the investment for a period of time sufficient to allow for a recovery in value, the duration and extent to which the fair value has been less than cost and the financial condition and prospects of the issuer.  Such reviews are inherently uncertain in that the value of the investment may not fully recover or may decline further in future periods resulting in realized losses.

Warranty Reserves.   We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year.  Upon delivery and on acceptance of that equipment, we establish, as part of cost of goods sold, a provision for the expected costs of such warranty repairs based on historical experience, specific warranty terms and customer feedback.   A review is performed on a quarterly basis to assess the adequacy of our warranty reserve and it is adjusted if necessary.  The warranty reserve is based on actual experience and expected future costs to be incurred.  Should realized costs be higher than expected costs, cost of goods sold would be lower in the period of estimation and higher when realized.

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts for estimated losses resulting from the collectibility of our customer accounts.  The amount of the allowance is determined by analyzing known uncollectible accounts, the age of our receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ general credit-worthiness.  Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance.  Uncertainty in the current economic environment, if prolonged, could result in greater amounts becoming uncollectible in the future.  Should the estimates of losses be higher than the actual uncollectible accounts, we would report lower profitability when the estimates are made and higher profitability when the receivable is collected.

Litigation Accruals.   We record as liabilities in our Consolidated Balance Sheets estimated amounts for claims that are probable and can be reasonably estimated.  The likelihood of a material change in these estimated reserves is dependent on the possible outcome of settlement negotiations, regulatory or judicial review and the development of facts and circumstances in extended litigation which could change claims or assessments when both the amount and range of loss on some outstanding litigation is uncertain.  We disclose in the footnotes of the financial statements when we are unable to make a reasonable estimate of a material liability that could result from unfavorable outcomes in litigation.  As events occur, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions could materially impact our results of operations.

Corporate Results -- Sales, Gross Margins and Expenses

Our net sales increased by 1.1% in 2009 to $1,784.2 million as compared to 2008.  Excluding the impact of foreign currency, 2009 sales increased by approximately 5.5% compared to 2008.  Currency neutral sales growth was generated primarily in the regions of Asia Pacific, the United States and developing or emerging markets of Eastern Europe and Latin America.  Also contributing to sales growth are DiaMed Holding AG (DiaMed) distributors acquired in late 2008 and early 2009.

The Life Science segment sales decreased 1.9% in 2009 as compared to 2008 or a 0.8% increase on a currency neutral basis.  The decline in sales of BSE (bovine spongiform encephalopathy) products continued in 2009, as both product prices eroded and government-mandated tests declined.  Excluding the impact of the BSE product line, the Life Science segment grew by 1.3% in 2009 as compared to 2008.  Product groups showing growth include real-time PCR instruments and reagents, the ProteOnTM protein interaction analysis system and the Biotechnology ExplorerTM program.  Sales growth in the Life Science segment was primarily in Asia Pacific, Latin America and the U.S., while European sales represented the majority of declining sales.

The Clinical Diagnostics segment achieved sales growth of 3.0% in 2009 as compared to 2008.  Excluding the impact of foreign currency, sales increased 8.5% compared to 2008.  Most Clinical Diagnostics major products showed sales growth, such as in BioPlex 2200 systems, quality controls and blood virus products.  There was a decline in sales of contract manufacturing as some of these contracts were not renewed.  On a regional basis, currency neutral sales growth was primarily provided by Asia Pacific, the United States and emerging markets including Latin America, partially offset by sales declines in Europe.

Our net sales increased by 20.8% in 2008 to $1,764.4 million as compared to 2007.  This included sales related to the fourth quarter 2007 acquisition of DiaMed.  The 2008 impact of foreign exchange translation contributed to sales growth by approximately three percent.  The incremental sales from the additional nine months in 2008 attributable to DiaMed accounted for approximately 13% of the annual growth.

The Life Science segment achieved sales growth of 4.6% in 2008 as compared to 2007 aided by the impact of foreign exchange translation of 3.2%.  Excluding the decline of the BSE product line, this segment grew by 6.6%.  Increased sales were the result of growth in PCR chemicals and instruments, the Bio-Plex suspension array system and protean instruments.  Sales in the United States, emerging markets and Asia Pacific were the drivers of sales growth.

The Clinical Diagnostics segment achieved sales growth of 33.0% in 2008 as compared to 2007, which includes sales growth from our acquisition of DiaMed.  The incremental sales from the additional nine months of DiaMed operations provided 22.8% of our Clinical Diagnostics sales growth.  The impact of foreign exchange on Clinical Diagnostics segment sales growth added approximately 2.9% to total segment sales.  The Clinical Diagnostics segment experienced growth across a wide range of its product offerings with the BioPlex 2200 system, quality controls and clinical microbiology having the strongest growth.  Geographically, the drivers of sales growth, excluding the DiaMed acquisition, were in the United States, Europe and Asia Pacific.

Consolidated gross margins were 56.0% for 2009 compared to 54.6% for 2008.  Life Science segment gross margins improved in 2009 compared to 2008 by 0.1%.  The improvement was the result of better manufacturing overhead absorption from a reduction in costs, the move of new products to more cost efficient off-shore manufacturing, and sales mix favoring higher margin reagents rather than instruments with typically lower margin.  Clinical Diagnostics segment gross margins improved by approximately 2.2% in 2009 compared to 2008.  Improvements included lower royalty payments paid to licensors as a result of the expiration of patents in blood virus and immunohematology products, increased margin from the acquisition of DiaMed distributors and the reduction of the impact of DiaMed pre-acquisition inventory subject to purchase accounting rules.  Additionally the BioPlex 2200 margins have improved from greater placements and higher test volume.

The 2008 consolidated gross margin of 54.6% represented an increase of 0.4% from 2007.  Life Science segment gross margins increased by 2.0% to 54.1% as a result of decreasing factory costs in some overhead areas, improved production planning, reduced quality defects and improved sales mix. The Clinical Diagnostics segment gross margins decreased by 0.8% in 2008 as compared to 2007 as a result of including an additional nine months of DiaMed operations.  The DiaMed gross margins included the amortization of manufacturing related purchased intangibles and the effect of higher inventory values on work-in-process inventory in compliance with purchase accounting requirements.

Consolidated selling, general and administrative expense (SG&A) represented 33.7% of net sales for 2009 compared to 33.5% of net sales in 2008.  Growth in absolute SG&A spending was proportional to sales.  The Clinical Diagnostics segment grew SG&A at a slightly lower rate than the growth in its sales, while the Life Science segment’s reduced rate of spending in SG&A was larger than the decline in its sales.  Absolute dollar increases in SG&A were primarily in employee-related expenses and purchased intangibles amortization, partially offset by lower travel costs and professional services.

Consolidated SG&A for 2008 was 33.5% of net sales compared to 34.8% in 2007.  The decline from 2007 was mainly attributable to the inclusion of DiaMed, which had an overall lower percentage of SG&A relative to its net sales.  Growth in absolute SG&A spending was proportional to sales with Life Science segment’s SG&A growing faster than sales growth, while the Clinical Diagnostics segment grew at a slightly lower rate, excluding the impact of DiaMed.  Approximately half of the increase in SG&A was related to personnel costs including compensation and travel.  The remaining increases were attributable to agent commissions, technology infrastructure cost, professional services and provision for bad debts.

Product research and development expense was $163.6 million in 2009, or 9.2% of sales, compared to 9.0% of sales in 2008.  Life Science segment development efforts are directed towards genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment development efforts are focused on expanded tests for the BioPlex 2200 testing platform, as well as other enhancements to existing automation and reagents used for immunohematology, clinical microbiology and blood virus diagnostic tests and additional quality control products.  In absolute dollars, the increase was in the Clinical Diagnostic segment, partially offset by a decrease in the Life Science segment.

Product research and development expense in 2008 declined to 9.0% of net sales as compared to 9.6% of net sales in 2007.  Areas of development for the Life Science segment were amplification, proteomics, protein function, food safety and process chromatography.  Clinical Diagnostics segment research and development were focused on additional assays for the BioPlex 2200 testing platform as well as investments in automation for the DiaMed line of blood typing instruments and reagents, product line extensions in diabetes, infectious disease, quality control and software offerings.  In absolute dollars, the increase in R&D was almost exclusively in the Clinical Diagnostics segment.

Corporate Results – Non-operating

Interest expense in 2009 increased 46.4% to $47.0 million when compared to 2008.  An additional $300 million of 8.0% Senior Subordinated Notes were issued in May 2009, increasing our indebtedness to $742.6 million at December 31, 2009 and increasing our interest expense.  Our additional principal debt obligations are the 2003 and 2004 Senior Subordinated Notes totaling $425.0 million, which carry fixed rates of interest of 7.5% and 6.125%, and are not due until August 2013 and December 2014, respectively.

Interest expense increased by $0.5 million in 2008 as compared to 2007.  The increase reflected higher average borrowings on local lines of credit and increased interest on capital leases.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses for 2009, 2008 and 2007 were $5.0 million, $7.6 million and $2.6 million, respectively.  The 2009 exchange loss was attributable to greater market volatility, higher costs to hedge, and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.  The 2008 loss reflected a number of unhedged European based intercompany loans denominated in Euros, British Sterling and Swiss Francs, which arose as part of our acquisitions in December 2008.  The significant volatility in December 2008 resulted in an approximate $3 million non-cash loss on these accounts.  Additionally, we recorded a 2008 loss of $1.6 million on unhedged intercompany payables for our Brazilian subsidiaries, which we have not historically hedged due to the high cost.  All years are affected by the economic hedging program we employ to hedge our intercompany receivables and payables.

Other income and expense, net for 2009 includes investment and dividend income; generally interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  Other income, net in 2009 was $6.9 million compared to other expense, net of $0.4 million in 2008.  The 2009 other income, net included a relief of $4.6 million for a foreign non-income based tax obligation, higher interest and dividend income, and lower charges for impairment on investments compared to 2008.  We would also include in this category any gains or losses associated with the sale or disposal of surplus manufacturing equipment or other productive assets.

Other expense, net of $0.4 million for 2008 was comprised of interest and investment income of $10.6 million on cash and short-term investments.  During 2008 we impaired $9.6 million of marketable equity securities, marketable fixed income securities and long-term investments.  In each case, the market value of these securities had declined so significantly at December 31, 2008 that their recovery in the foreseeable future could not be anticipated.  Other income, net of $19.8 million for 2007 was principally comprised of $21.5 million of investment income for interest on cash, cash equivalents and short-term investments, only partially offset by impairment on investments.

Bio-Rad’s consolidated effective tax rate was 20%, 31% and 22% in 2009, 2008 and 2007, respectively.  Our effective tax rate decreased by approximately 11 percentage points during 2009 as compared to 2008.  The decrease was primarily related to the completion in the fourth quarter of 2009 of a U.S. income tax examination covering the years 2001 through 2005, favorable tax rates associated with higher earnings from operations in lower-tax jurisdictions throughout the world and a reduction in our balance of unrecognized tax benefits due to lapses of statutes.

The 2009, 2008 and 2007 effective tax rates reflected tax rate benefits of 4%, 4% and 5%, respectively, for non-taxable dividend income, and 7%, 9% and 8%, respectively, for tax credits.  The 2009, 2008 and 2007 effective tax rates also reflected benefits in the difference between U.S. and foreign taxes of 7%, 4% and 2%, respectively. The 2008 tax rate reflected a rate detriment of 7% with respect to goodwill impairments.  The 2007 tax rate reflected a rate benefit of 3% for the removal of a valuation allowance related to Canadian deferred tax assets.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the globe.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows of capital expenditure and tax expense are covered by cash flow from operations.  Our cash flow from operations is also sufficient to make interest payments.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments.

The continuing financial and economic developments may adversely affect our future results of operations.  Demand for our products and services could change more dramatically than in previous years based on activity and support levels from government, universities, hospitals and private industry including diagnostic laboratories.  A slowdown in the global economy including the United States has caused many governments to announce stimulus packages that often promote support for healthcare and research.  These efforts, should they materialize, could offset other declines to our business.  To date we are unable to conclude how dramatically the global economic recession or stimulus activity will impact us.

At December 31, 2009, we had available $744.8 million in cash, cash equivalents and short-term investments.  Under domestic and international lines of credit, we had $257.0 million available for borrowing as of December 31, 2009, of which $8.2 million is reserved for standby letters of credit issued by our banks to guarantee our obligations to various companies.  Included in the lines of credit is the $200.0 million Revolving Credit Facility, which terminates on June 21, 2010, unless it is renewed.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and future acquisitions.

The deteriorated condition in credit markets along with the financial service industry experiencing upheavals characterized by bankruptcy, foreclosures, collapse and government intervention could impact both our ability and our customer’s ability to access the necessary capital for acquisition, equipment and technology modernization, and the financing of inventory and receivables.  Without this crucial intermediary function, manufacturers and end users may have to renegotiate existing arrangements for sharing additional costs, reducing activity levels or seeking other business partners.

Cash Flow from Operations

Net cash provided by operations was $325.1 million, $191.4 million and $191.6 million in 2009, 2008 and 2007, respectively.  The net change between 2009 and 2008 of $133.7 million represented a $121.9 million improvement in the net change in cash received from customers and cash paid to suppliers.  The largest item that contributed to the increase in cash flows was primarily due to a decrease in inventory levels, which provided approximately $36 million of cash inflows in 2009.  The expiration of some patents and slower payment patterns reduced royalty payments.  Moderation in the growth of headcount and the reduction in other SG&A costs all contributed to an improved cash flow.  Additionally, we experienced a reduction in taxes paid of $11.4 million.

The small net change between 2008 and 2007 was the result of an increase in net cash collections reduced by supplier and employee payments, offset by income tax payments and lower investment income and other miscellaneous operating receipts.  During 2008, the increase in inventory compared to 2007 was concentrated in the Life Science segment and the quality control product line of the Clinical Diagnostics segment.  Quality control products are characterized by long lead times.  Life Science segment inventories grew to meet anticipated sales that were delayed or cancelled as economic activities declined in the fourth quarter of 2008.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies.  We expect the first quarter of 2010 cash flows from operations to be lower as Bio-Rad historically makes larger payments for royalties, fourth quarter sales commissions to third parties and employee annual bonuses during this period.

Cash Flow from Investing Activities

Net cash used in investing activities, including capital expenditures was $176.0 million, $146.1 million and $254.4 million in 2009, 2008 and 2007, respectively.  In 2007, we acquired 85.96% of the outstanding shares of DiaMed Holding AG (“DiaMed”) and in 2008 and 2009 we paid cash for the acquisition of additional DiaMed noncontrolling shares and two distributors that brought our ownership of DiaMed to 99.7%.  The acquisition of the noncontrolling shares was accounted for as an equity transaction.  Although we own 99.7% of DiaMed, there are still outstanding noncontrolling interests in certain subsidiaries acquired as part of the DiaMed acquisition.

Capital expenditures in 2009 totaled $66.8 million, compared to $84.8 million and $60.6 million in 2008 and 2007, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Also included in capital expenditures were investments in business systems and data communication upgrades and enhancements.  All periods included equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use.

Subsequent to year-end, on January 6, 2010, Bio-Rad acquired certain diagnostic businesses of Biotest AG for 45 million Euros (approximately $65.4 million) in cash.  Integrating the acquired portion of Biotest's diagnostic businesses into Bio-Rad's product portfolio is expected to broaden its offering in the area of immunohematology and provide Bio-Rad access to the U.S. markets with a range of products.

We continue to review other possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  We are evaluating additional acquisitions on a preliminary basis.  It is not certain that any of these transactions will advance beyond the preliminary stages or be completed.

Cash Flow from Financing Activities

Net cash provided by financing activities was $293.9 million and $6.3 million in 2009 and 2008, and net cash used in financing activities was $7.5 million in 2007.  Net cash provided by financing activities in 2009 was primarily due to Bio-Rad issuing $300.0 million principal amount of Senior Subordinated 8% Notes in May 2009, which yielded net proceeds of $294.8 million at an effective rate of 8.3%.  The net proceeds have been and will be used for working capital and general corporate purposes, which may include acquisitions.

Net cash provided by financing activities in 2008 principally reflected cash flow for the exercise of stock options and receipts from the Employee Stock Purchase Plan transactions, partially offset by payments on long-term debt that represented the reduction of acquired DiaMed debt.  Net cash used in financing activities in 2007 principally reflected payments on long-term debt that represented the reduction of acquired DiaMed debt, partially offset by the cash flow for the exercise of stock options and receipts from the Employee Stock Purchase Plan transactions.

Our $200.0 million revolving credit facility is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2010.

The Board of Directors has authorized the repurchase of up to $18 million of Bio-Rad’s common stock over an indefinite period of time of which $3.3 million is remaining.  Our credit agreements restrict our ability to repurchase our stock.  There were no share repurchases made during 2009, 2008 or 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2009 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less			More
		Than	1-3	3-5	than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$ 742.6	$ 4.7	$ 7.9	$ 425.1	$ 304.9
Interest payments	286.1	53.1	106.3	83.8	42.9
Operating lease obligations (2)	106.3	31.6	42.8	15.1	16.8
Purchase obligations (3)	40.7	39.2	1.5	--	--
Long-term liabilities (4)	35.8	--	11.7	2.3	21.8

(1)	These amounts represent expected cash payments, include capital lease obligations and are included in our
Consolidated Balance Sheets. See Note 5 of the Consolidated Financial Statements for additional information about our debt.

(2)	Operating lease obligations are described in Note 11 of the Consolidated Financial Statements.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding
	to Bio-Rad and that specify all significant terms. Purchase obligations exclude agreements that are cancelable
	without penalty.

(4)	Excluded from this table is our liability for income tax payable, including uncertain tax positions,
	in the amount of $20.0 million. We are not able to reasonably estimate the timing of future cash flows of these
	tax liabilities, therefore, our income tax obligations are excluded from the table above. See Note 6 of the
	Consolidated Financial Statements.

Recent Financial Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued a standard to improve disclosures about fair value measurements.  Specifically, the standard requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  The standard will be effective for our interim period ending March 31, 2010, except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis.  Those disclosures will be effective for our interim period ending March 31, 2011.  This standard will not effect our consolidated financial statements as it is for disclosure purposes only.

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

In June 2009, the FASB established the FASB Accounting Standards Codification (FASB Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The FASB Codification explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws as sources of authoritative GAAP for SEC registrants.  The FASB Codification became effective for our interim period ended September 30, 2009 and the adoption of the FASB Codification did not have an impact on our consolidated financial statements.

In May 2009, we adopted general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted enhanced disclosures regarding fair value measurements for nonfinancial assets and liabilities that are measured or recognized at fair value on a non-recurring basis.  In addition in April 2009, we adopted the following new general standards intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

A new general standard in regard to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The general standard also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The effect of this new general standard did not have a material impact on our consolidated financial statements.

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

A new general standard in regard to recognition and presentation of other-than-temporary impairments, amends current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This general standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The adoption of this general standard did not have a material impact on our consolidated financial statements.

On January 1, 2009 we adopted a new standard in regard to noncontrolling interests in consolidated financial statements.  This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  This statement also requires disclosure, on the face of the Consolidated Statements of Income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  These disclosure requirements have been applied retrospectively to all periods presented.  The adoption of this standard impacted certain captions previously used on the Consolidated Statements of Income, largely identifying net income including noncontrolling interests and net income attributable to Bio-Rad.  Certain captions on the Consolidated Balance Sheets and Consolidated Statements of Cash flows have also changed.

On January 1, 2009, we adopted new guidance in regard to determining whether instruments granted in share-based payment transactions are participating securities.  This guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  The adoption of this guidance did not have a material impact on our EPS data in 2009 or on EPS for any prior periods.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

The main goal of Bio-Rad’s financial risk management program is to reduce the variance in expected cash flows arising from unexpected foreign exchange rate and interest rate changes.  Financial exposures are managed through operational means and by using various financial instruments, including cash and liquid resources, borrowings, and forward and spot foreign exchange contracts.  No derivative financial instruments are entered into for the purpose of trading or speculation.  Company policy requires that all derivative positions are undertaken to manage the risks arising from underlying business activities.  These derivative transactions do not qualify for hedge accounting treatment per general standards for derivatives and hedging.  Derivative instruments used in these transactions are valued at fair value and changes in fair value are included in reported earnings.

Foreign Exchange Risk.  We operate and conduct business in many countries and are exposed to movements in foreign currency exchange rates.  We face transactional currency exposures that arise when we enter into transactions denominated in currencies other than U.S. dollars.  Additionally, our consolidated net equity is impacted by the conversion of the net assets of our international subsidiaries for which the functional currency is not the U.S. dollar.

Foreign currency exposures are managed on a centralized basis.  This allows for the netting of natural offsets and lowers transaction costs and net exposures.  Where possible, we seek to manage our foreign exchange risk in part through operational means, including matching same-currency revenues to same currency costs, and same-currency assets to same-currency liabilities.  Moreover, weakening in one currency can often be offset by strengthening in another currency.  Foreign exchange risk is also managed through the use of forward foreign exchange contracts.  Positions are primarily in Euro, Swiss Franc, British Sterling and Japanese Yen.  The majority of forward contracts are for periods of 90 days or less. We record the change in value of our foreign currency receivables and payables as a Foreign exchange (gain) loss on our Consolidated Statements of Income along with the change in fair market value of the forward exchange contract used as an economic hedge of those assets or liabilities.

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates.  All other variables were held constant.  Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates.  A decline of 10% on quoted foreign exchange rates would result in an approximate net-present-value loss of $33 million on our derivative position.  This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates.  Due to the relatively small amount of short-term variable rate debt we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%.  Our long-term debt consists primarily of fixed-rate instruments, and is thus insulated from interest rate changes.  As of December 31, 2009, the overall interest rate risk associated with our debt was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	30
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets at December 31, 2009 and 2008	32-33
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2009	34
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2009	35
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
for each of the three years in the period ended December 31, 2009	36
Notes to Consolidated Financial Statements	37-65

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Bio-Rad Laboratories, Inc.

We have audited the accompanying consolidated balance sheet of Bio-Rad Laboratories, Inc. as of December 31, 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended.  Our audit also included the financial statement schedules listed in the Index at Item 15(a)(2).  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Rad Laboratories at December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of new accounting standards for Noncontrolling Interests and Interests Granted in Share-Based Payment Transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bio-Rad Laboratories, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
February 26, 2010

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Bio-Rad Laboratories, Inc.
Hercules, California

We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bio-Rad Laboratories, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of new accounting standards for Noncontrolling Interests and Interests Granted in Share-Based Payment Transactions.

/s/ Deloitte & Touche LLP

San Francisco, California
February 25, 2009 (May 18, 2009 as to the effects of the retrospective adoption of new accounting standards as described in Note 1 to the financial statements)

Bio-Rad Laboratories, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$ 649,938	$ 204,524
Short-term investments	94,876	38,950
Accounts receivable, less allowance for doubtful accounts of
$23,100 in 2009 and $19,567 in 2008	345,734	339,653

Inventories:
Raw materials	68,155	69,549
Work in process	97,513	105,007
Finished goods	185,538	201,060
Total inventories	351,206	375,616

Deferred tax assets	43,102	41,408

Prepaid expenses, taxes and other current assets	77,818	93,790
Total current assets	1,562,674	1,093,941

Property, plant and equipment:
Land and improvements	16,853	16,567
Buildings and leasehold improvements	204,612	193,318
Equipment	506,686	466,024
Total property, plant and equipment	728,151	675,909
Accumulated depreciation	(425,734)	(375,177)
Property, plant and equipment, net	302,417	300,732

Goodwill, net	327,626	321,820
Purchased intangibles, net	204,779	228,590
Long-term deferred tax assets	13,272	12,361
Other assets	125,085	79,820

TOTAL ASSETS	$ 2,535,853	$ 2,037,264

The accompanying notes are an integral part of these consolidated financial statements.

Bio-Rad Laboratories, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 92,988	$ 117,982
Accrued payroll and employee benefits	126,702	119,420
Notes payable and current maturities of long-term debt	5,132	9,578
Income and other taxes payable	42,322	33,731
Accrued royalties	46,692	30,874
Current deferred taxes	5,467	8,159
Other current liabilities	100,669	98,290
Total current liabilities	419,972	418,034

Long-term debt, net of current maturities	737,919	445,979
Deferred income taxes	42,894	42,570
Other long-term liabilities	55,855	60,041
Total liabilities	1,256,640	966,624

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY
Bio-Rad stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized;
issued and outstanding - none	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares authorized;
issued and outstanding – 22,406,669 at 2009 and 22,182,451 at 2008	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares authorized;
issued and outstanding – 5,119,402 at 2009 and 5,137,357 at 2008	1	1

Additional paid-in capital	130,444	124,401
Retained earnings	996,197	851,577
Accumulated other comprehensive income:
Currency translation and other	133,082	65,158
Total Bio-Rad stockholders’ equity	1,259,726	1,041,139
Noncontrolling interests	19,487	29,501
Total stockholders’ equity	1,279,213	1,070,640

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,535,853	$ 2,037,264

The accompanying notes are an integral part of these consolidated financial statements.

Bio-Rad Laboratories, Inc. Consolidated Statements of Income (in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Net sales	$ 1,784,244	$ 1,764,365	$ 1,461,052
Cost of goods sold	784,401	801,843	669,690
Gross profit	999,843	962,522	791,362
Selling, general and administrative expense	601,468	591,304	507,978
Product research and development expense	163,585	159,518	140,535
Purchased in-process research and development expense	--	--	7,656
Impairment losses on goodwill and long-lived assets	3,802	28,757	--
Income from operations	230,988	182,943	135,193
Interest expense	47,024	32,113	31,606
Foreign exchange losses	5,003	7,634	2,576
Other (income) expense, net	(6,871)	353	(19,832)
Income before taxes	185,832	142,843	120,843
Provision for income taxes	(36,667)	(44,579)	(26,548)
Net income including noncontrolling interests	149,165	98,264	94,295
Less: Net income attributable to noncontrolling interests	(4,545)	(8,754)	(1,301)
Net income attributable to Bio-Rad	$ 144,620	$ 89,510	$ 92,994
Basic earnings per share:
Net income attributable to Bio-Rad	$ 5.28	$ 3.30	$ 3.48
Weighted average common shares	27,404	27,112	26,716

Diluted earnings per share:
Net income attributable to Bio-Rad	$ 5.20	$ 3.24	$ 3.41
Weighted average common shares	27,828	27,638	27,292

The accompanying notes are an integral part of these consolidated financial statements.

Bio-Rad Laboratories, Inc.

Consolidated Statements of Cash Flows

(in thousands)
	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Cash received from customers	$ 1,778,316	$ 1,765,667	$ 1,467,626
Cash paid to suppliers and employees	(1,386,382)	(1,495,669)	(1,225,968)
Interest paid	(38,471)	(30,792)	(30,588)
Income tax payments	(37,749)	(49,159)	(38,253)
Miscellaneous receipts (payments), net	10,024	6,374	21,755
Excess tax benefits from share-based compensation	(664)	(5,050)	(2,992)
Net cash provided by operating activities	325,074	191,371	191,580

Cash flows from investing activities:
Capital expenditures, net	(66,795)	(84,809)	(60,595)
Payments for acquisitions, net of cash received,
and long-term investments	(35,990)	(53,014)	(387,673)
Payments on purchases of intangible assets	(9,566)	(4,000)	(2,075)
Purchases of marketable securities and investments	(147,554)	(77,800)	(270,174)
Sales and maturities of marketable securities
and investments	86,473	78,906	470,200
Foreign currency economic hedges, net	(2,520)	(5,390)	(4,112)
Net cash used in investing activities	(175,952)	(146,107)	(254,429)

Cash flows from financing activities:
Net payments on notes payable	(2,303)	(1,642)	(4,326)
Long-term borrowings	294,750	1,600	24
Payments on long-term borrowings	(6,823)	(11,589)	(17,720)
Proceeds from issuance of common stock	10,286	12,912	11,580
Debt issuance costs on 8% Notes	(2,641)	--	--
Excess tax benefits from share-based compensation	664	5,050	2,992
Net cash provided by (used in) financing activities	293,933	6,331	(7,450)

Effect of foreign exchange rate changes on cash	2,359	(8,835)	8,456

Net increase (decrease) in cash and cash equivalents	445,414	42,760	(61,843)
Cash and cash equivalents at beginning of year	204,524	161,764	223,607
Cash and cash equivalents at end of year	$ 649,938	$ 204,524	$ 161,764

Non-cash investing activities:
Capital lease obligation for facilities	$ --	$ 9,768	$ --
Purchased intangible assets	$ --	$ 11,357	$ --

The accompanying notes are an integral part of these consolidated financial statements.

Bio-Rad Laboratories, Inc

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands)

	Year Ended December 31,
	2009	2008	2007

Common stock, $0.0001 par value:
Balance at beginning of year	$ 3	$ 3	$ 3
Issuance of common stock	--	--	--
Balance at end of year	3	3	3

Additional paid-in capital:
Balance at beginning of year	124,401	98,629	78,230
Purchase of additional controlling interests	(14,023)	--	--
Issuance of common stock	10,286	12,912	11,580
Stock compensation expense	9,084	7,328	5,506
Tax benefit from exercise of stock options	696	5,532	3,313
Balance at end of year	130,444	124,401	98,629

Retained earnings:
Balance at beginning of year	851,577	762,067	674,070
Net income attributable to Bio-Rad	144,620	89,510	92,994
Adjustment upon adoption of change in
accounting for income taxes	--	--	(4,997)
Balance at end of year	996,197	851,577	762,067

Accumulated other comprehensive income attributable to Bio-Rad:
Balance at beginning of year	65,158	110,224	67,235
Other comprehensive income (loss)	67,924	(45,066)	42,989
Balance at end of year	133,082	65,158	110,224

Noncontrolling interests:
Balance at beginning of year	29,501	35,201	--
Initial acquisition	--	--	33,133
Purchase of additional controlling interests	(14,588)	(13,279)	--
Net income attributable to noncontrolling interests	4,545	8,754	1,301
Other comprehensive income (loss)	29	(1,175)	767
Balance at end of year	19,487	29,501	35,201

Total stockholders’ equity	$ 1,279,213	$ 1,070,640	$ 1,006,124

Comprehensive income, net of tax:
Net income including noncontrolling interests	$ 149,165	$ 98,264	$ 94,295
Currency translation adjustments	34,112	(18,671)	45,856
Other post-employment benefits adjustments net of tax
of $432 in 2009 and ($357) in 2008	(848)	1,848	--
Net unrealized holding gains (losses) net of tax of $2,768
in 2009, ($9,381) in 2008 and ($1,396) in 2007	32,492	(19,162)	(2,433)
*Reclassification adjustments for gains (losses) included in net income, net of tax of ($1,279) in 2009, $0 in 2008
and ($193) in 2007	2,197	(10,256)	333
Total comprehensive income	217,118	52,023	138,051
Comprehensive income attributable to noncontrolling interests	4,574	7,579	2,068
Total comprehensive income attributable to Bio-Rad, net of tax	$ 212,544	$ 44,444	$ 135,983

The accompanying notes are an integral part of these consolidated financial statements.

*Calculated using the specific identification method

Bio-Rad Laboratories, Inc.

Notes to Consolidated Financial Statements

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Bio-Rad Laboratories, Inc. and all of our wholly and majority owned subsidiaries (referred to in this report as “Bio-Rad,” “we,” “us” and “our”) after elimination of intercompany balances and transactions.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

We evaluate subsequent events and the evidence they provide about conditions existing at the date of the balance sheet as well as conditions that arose after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying consolidated financial statements and the following notes to these financial statements, we evaluated subsequent events through the date the financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less which are readily convertible into cash.  Cash equivalents are stated at cost, which approximates fair value.

Available-for-Sale Investments

Available-for-sale investments consist of corporate obligations, municipal securities, asset backed securities, U.S. agencies and marketable equity securities.  Management classifies investments at the time of purchase and reevaluates such classification at each balance sheet date.  Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data.  Unrealized gains and losses are reported as a component of other comprehensive income, net of any related tax effect.  Unrealized losses are charged against income when a decline in the fair value of an individual security is determined to be other-than- temporary.  We review our available-for-sale investments for other-than-temporary losses on a quarterly basis.  Realized gains and losses and other-than-temporary impairments on investments are included in Other (income) expense, net (see Note 9).

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, investments, foreign exchange contracts and trade accounts receivable.  Cash and cash equivalents and investments are placed with various highly rated major financial institutions located in different geographic regions.  Bio-Rad has not sustained significant losses from instruments held at financial institutions. The forward contracts used in managing our foreign currency exposures have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the carrying values of our financial instruments represent the maximum amount of loss we would have incurred as of our fiscal year-end. However, we do not expect to record any losses as a result of counterparty default.  We perform credit evaluation procedures related to our trade receivables and with the exception of certain developing countries, generally do not require collateral.  As a result of increased risk in these developing countries, some Bio-Rad sales are subject to collateral letters of credit from our customers.  Credit risk for trade accounts receivable is generally limited due to the large number of customers and their dispersion across many geographic areas.  However, a significant amount of trade receivables are with national healthcare systems in countries within the European Economic Community.  We do not currently anticipate a credit risk associated with these receivables.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  The amount of the allowance is determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ credit-worthiness.  Amounts later determined and specifically identified to be uncollectible are charged or written off against this reserve.

Inventory

Inventories are valued at the lower of actual cost or market (net realizable value) and include material, labor and overhead costs.  The First-in, First-out (FIFO) method is used to remove inventory.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation and amortization.  Included in property, plant and equipment are buildings and equipment acquired under capital lease arrangements and reagent rental equipment.  Property, plant and equipment are assessed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.  Buildings and leasehold improvements are amortized over 15-30 years or the term of the leases or life of the improvements, whichever is shorter.  With the exception of reagent rental equipment, which is amortized over a 1-5 year period, equipment is depreciated over 3-12 years.

Proceeds from the sale of property, plant and equipment of $1.2 million, $0.9 million and $0.2 million for 2009, 2008 and 2007, respectively, are included in Capital expenditures, net in the Consolidated Statements of Cash Flows.

Goodwill and Other Purchased Intangible Assets

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill is assessed for impairment by applying fair value based tests annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We perform impairment tests of goodwill at our reporting unit level, which is one level below our reporting segments.  Our reporting units are identified as components for which discrete financial information is available and is regularly reviewed by management.  Goodwill amounts are assigned to reporting units at the time of acquisition.

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

Intangible assets are assessed for impairment by applying fair value based tests annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment expense is calculated as the excess of the carrying value of the asset over its fair value.  The fair value is estimated based on its discounted future cash flows.

Impairment charges related to goodwill and intangible assets of $3.8 million and $28.8 million were recorded in 2009 and 2008, respectively (see Note 4). No impairment losses were recorded in 2007.

Long-Lived Assets

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We assess the impairment of long-lived assets (including identifiable intangible assets) annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that we consider important that could trigger an impairment review include:

•	significant under-performance relative to expected, historical or projected future operating results;
•	significant changes in the manner of use of the long-lived assets, intangible assets or the strategy for our overall business;
•	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of at a loss before the end of its previously estimated useful life; and
•	significant negative industry, legal, regulatory or economic trends.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  To the extent we determine that we are able to realize our deferred income tax assets in the future in excess of their net recorded amount, we make an adjustment to the valuation allowance which may reduce the provision for income taxes.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement.  The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in income tax expense.

Revenue Recognition

Revenue is recognized when pervasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured and title has passed to the customer or product has been delivered absent specific contractual specifications.  Equipment that requires factory installation is not recorded until installation is complete and customer acceptance, if required contractually, has occurred.  At the time the related revenue is recognized, a provision is recognized for estimated product returns.  Reagent agreements are a diagnostic industry sales method that provides use of an instrument if the customer exclusively purchases the company’s reagents to use on that instrument.  We have evaluated the reagent agreements and account for the contracts under the terms of the guidance in regard to accounting for revenue arrangements with multiple deliverables.  All revenues that we earn under our reagent agreements are recognized when the reagent has been delivered to or used by the customer.  Service revenues on extended warranty contracts are recognized ratably over the life of the service agreement or as services are performed, if not under contract.

Shipping and Handling

We classify all freight costs billed to customers as net sales.  Related freight costs are included in cost of goods sold.

Warranty

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year.  Upon delivery of that equipment, we establish, as part of Cost of goods sold, a provision for the expected costs of such warranty based on historical experience, specific warranty terms and customer feedback.  A review is performed on a quarterly basis to assess the adequacy of our warranty accrual.

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

	2009	2008

January 1	$ 15.8	$ 15.3
Provision for warranty	16.8	18.5
Actual warranty costs	(16.5)	(18.0)
December 31	$ 16.1	$ 15.8

Research and Development

Internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed.  Purchased in-process research and development costs before January 1, 2009 were expensed at the time of purchase.  Beginning January 1, 2009 under a new accounting standard, purchased in-process research and development costs are capitalized as an intangible asset.

Foreign Currency

Balance sheet accounts of international subsidiaries are translated at the current exchange rates as of the end of the accounting period.  Income statement items are translated at average exchange rates for the period.  The resulting translation adjustments are recorded as a separate component of stockholders’ equity.

Foreign currency transaction gains and losses are included in Foreign exchange losses in the Consolidated Statements of Income.  Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction.

Forward Foreign Exchange Contracts

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes, nor do we seek hedge accounting treatment for any of our contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded as an asset or liability measured at their fair value at each balance sheet date. The resulting gains or losses offset exchange gains or losses on the related receivables and payables, all of which are recorded as Foreign exchange losses in the Consolidated Statements of Income.  The cash flows related to these contracts are classified as Cash flows from investing activities in the Consolidated Statements of Cash Flows.

Noncontrolling Interests

We do not own 100% of the voting stock of some of our consolidated subsidiaries.  The remaining shares held by third parties represent a noncontrolling (or minority) interest in these subsidiaries.  Our consolidated statements present the full amount of assets, liabilities, income and expenses of all of our consolidated subsidiaries, with offsetting amounts shown in Noncontrolling interests for the portion of these items that are not attributable to us.

Share-Based Compensation Plans

Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value.  We recognize these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of the share-based payment awards.  We estimated the forfeiture rate based on our historical experience.  These plans are described more fully in Note 8.

Earnings per Share

Effective January 1, 2009, we adopted new guidance which specified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  As our unvested restricted shares qualify as participating securities, we have included these shares in the computation of EPS.

Basic earnings per share is computed by dividing net income (loss) attributable to Bio-Rad by the weighted average number of common shares outstanding for that period.  Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding.  Potential common shares are excluded from the diluted earnings per share calculation if the effect would be anti-dilutive.

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Basic weighted average shares outstanding	27,404	27,112	26,716
Effect of potentially dilutive stock options
and restricted stock awards	424	526	576
Diluted weighted average common shares	27,828	27,638	27,292
Anti-dilutive shares	176	105	279

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, notes payable, accounts payable and foreign exchange contracts, the carrying amounts approximate fair value.

The estimated fair value of financial instruments are based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) using available market information or other appropriate valuation methodologies in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Estimates are not necessarily indicative of the amounts that could be realized in a current market exchange as considerable judgment is required in interpreting market data used to develop estimates of fair value.  The use of different market assumptions or estimation techniques could have a material effect on the estimated fair value (see Note 3).

Recent Financial Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued a standard to improve disclosures about fair value measurements.  Specifically, the standard requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  The standard will be effective for our interim period ending March 31, 2010, except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis.  Those disclosures will be effective for our interim period ending March 31, 2011.  This standard will not effect our consolidated financial statements as it is for disclosure purposes only.

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

In June 2009, the FASB established the FASB Accounting Standards Codification (FASB Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The FASB Codification explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws as sources of authoritative GAAP for SEC registrants.  The FASB Codification became effective for our interim period ended September 30, 2009 and the adoption of the FASB Codification did not have an impact on our consolidated financial statements.

In May 2009, we adopted general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption of this standard did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted enhanced disclosures regarding fair value measurements for nonfinancial assets and liabilities that are measured or recognized at fair value on a non-recurring basis.  In addition in April 2009, we adopted the following new general standards intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

A new general standard in regard to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  The general standard also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The effect of this new general standard did not have a material impact on our consolidated financial statements.

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

A new general standard in regard to recognition and presentation of other-than-temporary impairments, amends current other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This general standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The adoption of this general standard did not have a material impact on our consolidated financial statements.

On January 1, 2009 we adopted a new standard in regard to noncontrolling interests in consolidated financial statements.  This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  This statement also requires disclosure, on the face of the Consolidated Statements of Income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  These disclosure requirements have been applied retrospectively to all periods presented.  The adoption of this standard impacted certain captions previously used on the Consolidated Statements of Income, largely identifying net income including noncontrolling interests and net income attributable to Bio-Rad.  Certain captions on the Consolidated Balance Sheets and Consolidated Statements of Cash flows have also changed.

On January 1, 2009, we adopted new guidance in regard to determining whether instruments granted in share-based payment transactions are participating securities.  This guidance concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) pursuant to the two-class method.  The adoption of this guidance did not have a material impact on our EPS data in 2009 or on EPS for any prior periods.

2.	ACQUISITIONS

DiaMed Holding AG (DiaMed) develops, manufactures and markets worldwide a complete line of reagents used in blood typing and screening as well as instruments and instrument systems that use its proprietary reagents.  Its products are used by hospitals, clinical laboratories and blood banks to identify certain properties of the cell and serum components of human blood prior to a blood transfusion.  On October 1, 2007, we acquired 85.96% of the outstanding shares of DiaMed for $399.3 million.   In March 2008, we acquired an additional 556 shares of DiaMed for approximately $14 million and in December 2008 we acquired an additional 600 shares of DiaMed for $19.6 million. The total purchase as of December 31, 2008 of approximately $432.9 million included $38.1 million of net tangible assets, $202.0 million of goodwill, and $192.8 million of intangible assets and is included in our Clinical Diagnostics segment.  We do not expect the goodwill recorded with these acquisitions to be deductible for tax purposes.  The allocation of the total purchase price to net tangible assets, goodwill and other intangible assets was recorded at fair market value based upon management estimates except for the noncontrolling interest share in such assets and liabilities, which was recorded at historical cost.

In April 2009, we purchased 955 of the remaining 1,000 shares of DiaMed, which were held by multiple noncontrolling shareholders.  We paid approximately $30 million to these shareholders under the terms of the original purchase agreement.  Bio-Rad’s additional paid-in capital and noncontrolling interests were reduced by $14.2 million and $14.5 million, respectively, and the remainder of the purchase price attributable to commissions was expensed. As of December 31, 2009, our total ownership of the outstanding shares of DiaMed amounted to 99.7%.  In February 2010, we acquired the remaining 45 shares for 1.5 million Swiss Francs or approximately $1.4 million.  The remaining outstanding noncontrolling interests in certain subsidiaries acquired as part of the DiaMed acquisition are recorded as Noncontrolling interests in the Consolidated Balance Sheets.

In December 2008, we acquired 100% of the shares of DiaMed Fennica Oy (Fennica) and 100% of the shares of DiaMed (G.B.) Limited.  These companies were independent distributors of DiaMed products and are included in our Clinical Diagnostics segment.  The total cash purchase price of these acquisitions was approximately $17 million.  We acquired $2.2 million of net tangible liabilities, $5.7 million of goodwill and $13.5 million of intangible assets based on the completion of the purchase price allocations during 2009.  We do not expect the goodwill recorded with this acquisition to be deductible for tax purposes.

3.	FAIR VALUE MEASUREMENTS

We determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs.  This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1	Quoted prices in active markets for identical securities
•	Level 2	Other significant observable inputs (including quoted prices in active markets for similar securities)
•	Level 3	Significant unobservable inputs (including our assumptions in determining the fair value of investments)

Financial assets carried at fair value on a recurring basis as of December 31, 2009 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Assets:
Cash equivalents	$ 301.4	$ 89.8	$ 391.2
Corporate debt securities	--	23.8	23.8
Municipal obligations	--	2.4	2.4
Asset-backed securities	--	5.5	5.5
U.S. government sponsored agencies	--	41.5	41.5
Foreign government obligations	--	17.9	17.9
Marketable equity securities	64.2	0.2	64.4
Forward foreign exchange contracts	--	0.3	0.3

Total	$ 365.6	$ 181.4	$ 547.0

Financial assets carried at fair value on a recurring basis as of December 31, 2008 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Assets:
Cash equivalents	$ 67.1	$ --	$ 67.1
Corporate debt securities	6.0	1.0	7.0
Municipal obligations	--	5.0	5.0
Asset-backed securities	--	12.5	12.5
U.S. government sponsored agencies	--	7.3	7.3
Marketable equity securities	27.3	0.2	27.5

Total	$ 100.4	$ 26.0	$ 126.4

As of December 31, 2009 and 2008, we do not hold any financial assets that use Level 3 inputs to determine fair value.

Available-for-sale investments consist of the following (in millions):

	December 31, 2009
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 23.8	$ --	$ --	$ 23.8
Municipal obligations	2.4	--	--	2.4
Asset-backed securities	0.9	--	--	0.9
U.S. government sponsored agencies	41.5	--	--	41.5
Foreign government obligations	17.9	--	--	17.9
Marketable equity securities	8.6	0.4	(0.6)	8.4
	95.1	0.4	(0.6)	94.9
Long-term investments:
Marketable equity securities	29.9	26.4	(0.3)	56.0
Asset-backed securities	5.0	0.2	(0.6)	4.6
	34.9	26.6	(0.9)	60.6

Total	$ 130.0	$ 27.0	$ (1.5)	$ 155.5

	December 31, 2008
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 7.0	$ --	$ --	$ 7.0
Municipal obligations	5.0	--	--	5.0
Asset-backed securities	14.1	--	(1.6)	12.5
U.S. government sponsored agencies	7.3	--	--	7.3
Marketable equity securities	10.6	--	(3.4)	7.2
	44.0	--	(5.0)	39.0
Long-term investments:
Marketable equity securities	28.5	--	(8.2)	20.3
	28.5	--	(8.2)	20.3

Total	$ 72.5	$ --	$ (13.2)	$ 59.3

As of December 31, 2009 and 2008, we had investments with gross unrealized losses of $1.5 million and $1.8 million, respectively, that were in a loss position for 12 months or more.  As of December 31, 2008, we had investments with gross unrealized losses of $11.4 million that were in a loss position for less than 12 months.  The number of investment positions that are in an unrealized loss position are 37 as of December 31, 2009.

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2009 by contractual maturity date (in millions):

	Amortized	Fair
	Cost	Value
Mature in less than one year	$ 85.5	$ 85.5
Mature in one to five years	--	--
Mature in more than five years	6.0	5.6
Total	$ 91.5	$ 91.1

The estimated fair value of financial instruments in the table below has been determined using available market information or other appropriate valuation methodologies.  Estimates are not necessarily indicative of the amounts that could be realized in a current market exchange as considerable judgment is required in interpreting market data used to develop estimates of fair value.  The use of different market assumptions or estimation techniques could have a material effect on the estimated fair value.  Other assets include some financial instruments that have fair values based on market quotations.  Long-term debt has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our financial instruments is as follows (in millions):

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other assets	$ 101.8	$ 119.6	$ 79.8	$ 78.2
Total long-term debt	$ 720.1	$ 734.1	$ 425.0	$ 381.0

We own shares of ordinary voting stock of Sartorius AG, of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We purchased shares for approximately $0.3 million in 2009 and approximately $1 million in 2008, bringing our total investment to approximately 28% of the outstanding voting shares of Sartorius at December 31, 2009.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares.  We do not have any representative or designee on Sartorius’ board of directors, nor do we have any other influence over the operating and financial policies of Sartorius.  Therefore, we account for this investment using the cost method.  This investment is reported in Other assets.

4.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill balances have been included in Corporate for segment reporting purposes in Note 13.  Changes to Goodwill were as follows (in millions):

	2009				2008
	Life	Clinical	Total		Life	Clinical	Total
	Science	Diagnostics	2009		Science	Diagnostics	2008
Balances as of January 1:
Goodwill	$ 70.7	$ 278.3	$ 349.0		$ 70.7	$ 257.7	$ 328.4
Accumulated impairment losses	(27.2)	--	(27.2)		--	--	--
Goodwill, net	43.5	278.3	321.8		70.7	257.7	328.4
Additional share purchase	--	--	--		--	12.2	12.2
Updated purchase price allocation	--	(1.6)	(1.6)		--	(11.6)	(11.6)
Acquisitions	--	--	--		--	7.4	7.4
Impairment	--	--	--	-	(27.2)	--	(27.2)
Currency fluctuations/other	--	7.4	7.4		--	12.6	12.6
Balances as of December 31:
Goodwill	70.7	284.1	354.8		70.7	278.3	349.0
Accumulated impairment losses	(27.2)	--	(27.2)		(27.2)	--	(27.2)
Goodwill, net	$ 43.5	$ 284.1	$ 327.6		$ 43.5	$ 278.3	$ 321.8

As part of the acquisition of DiaMed in October 2007 and the purchase of additional shares in March and December 2008 (see Note 2), we acquired $202.0 million of goodwill and $192.8 million of intangible assets: $72.6 million of customer relationships, $81.1 million of know how, $17.0 million of tradenames, $18.7 million of developed product technology and $3.4 million of licenses.  The purchase price allocation was finalized in 2008 and involved certain analyses of inventory, taxes and external valuations for certain fixed assets and property.  The final revisions included adjustments to the carrying value of DiaMed’s recorded assets and liabilities and related depreciation and amortization, with the residual amount being allocated to goodwill.  Some estimated acquisition liabilities were settled without requiring payment, additional collections were made on opening balance receivables and an increase in work in process inventory was recorded.

During the fourth quarter of 2008, a $27.2 million impairment loss related to goodwill was recorded in the Life Science segment.  The goodwill was originally recorded as part of an acquisition in 1999. The impairment was caused primarily by the continuing decline in sales of the BSE (bovine spongiform encephalopathy) product line.

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	December 31, 2009
	Average			Net
	Remaining	Purchase	Accumulated	Carrying
	Life (years)	Price	Amortization	Amount
Customer relationships/lists	1-14	$ 90.3	$ (15.9)	$ 74.4
Know how	1-7	92.0	(28.5)	63.5
Developed product technology	1-12	40.5	(16.5)	24.0
Licenses	2-11	37.6	(12.2)	25.4
Tradenames	3-12	23.6	(8.8)	14.8
Covenants not to compete	2-9	6.0	(3.4)	2.6
Patents	1	1.0	(0.9)	0.1
Other	2	0.1	(0.1)	--
		$ 291.1	$ (86.3)	$ 204.8

	December 31, 2008
	Average			Net
	Remaining	Purchase	Accumulated	Carrying
	Life (years)	Price	Amortization	Amount
Customer relationships/lists	2-15	$ 83.4	$ (7.6)	$ 75.8
Know how	1-8	90.8	(18.9)	71.9
Developed product technology	1-13	44.7	(12.6)	32.1
Licenses	3-11	37.5	(8.8)	28.7
Tradenames	4-13	21.1	(4.2)	16.9
Covenants not to compete	3-10	4.9	(2.1)	2.8
Patents	2	1.0	(0.6)	0.4
Other	3	0.1	(0.1)	--
		$ 283.5	$ (54.9)	$ 228.6

During the fourth quarters of 2009 and 2008, $3.8 million and $1.6 million, respectively, of impairment losses related to intangible assets were recorded in the Life Science segment.  The intangible asset impairments related to the developed technology intangible assets of certain product lines that were acquired in 2006.

Amortization expense related to purchased intangible assets for the years ended December 31, 2009, 2008 and 2007 was $31.7 million, $29.8 million and $12.8 million, respectively.  Estimated future amortization expense (based on existing intangible assets) for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $31.5 million, $30.1 million, $26.8 million, $24.1 million and $21.1 million, respectively.

5.	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable includes local credit lines maintained by our international subsidiaries aggregating approximately $52.7 million, of which $49.1 million was unused at December 31, 2009.  At December 31, 2008, these lines aggregated approximately $27.5 million, of which $20.3 million was unused.  The weighted average interest rate on these lines was 4.0% and 4.1% at December 31, 2009 and 2008, respectively.  Bio-Rad guaranteed most of these credit lines.

The principal components of long-term debt are as follows (in millions):

	December 31,	December 31,
	2009	2008

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	200.0	200.0
8.0% Senior Subordinated Notes	295.1	--
Capital leases and other debt	22.5	28.2
	742.6	453.2
Less current maturities	(4.7)	(7.2)
Long-term debt	$ 737.9	$ 446.0

In May 2009, Bio-Rad sold $300.0 million principal amount of Senior Subordinated Notes due 2016 (8.0% Notes).  The sale yielded net cash proceeds of $294.8 million at an effective interest rate of 8.3%.  The notes pay a fixed rate of interest of 8.0% per year.  We have the option to redeem any or all of the 8.0% Notes at various declining redemption prices or at 100% of the principal amount plus the “applicable premium” (as defined by the indenture) along with accrued and unpaid interest and certain other charges depending on the date redeemed.  Bio-Rad’s obligations under the 8.0% Notes are not secured, rank equal to other senior subordinated notes and rank junior to all of Bio-Rad’s existing and future senior debt.

In December 2004, Bio-Rad sold $200.0 million principal amount of Senior Subordinated Notes due 2014 (6.125% Notes).  The notes pay a fixed rate of interest of 6.125% per year.  We have the option to redeem any or all of the 6.125% Notes at various declining redemption prices or at 100% of the principal amount plus the “applicable premium” (as defined by the indenture) along with accrued and unpaid interest and certain other charges depending on the date redeemed.  Bio-Rad’s obligations under the 6.125% Notes are not secured, rank equal to other senior subordinated notes and rank junior to all of Bio-Rad’s existing and future senior debt.

In August 2003, Bio-Rad sold $225.0 million principal amount of Senior Subordinated Notes due 2013 (7.5% Notes).  The notes pay a fixed rate of interest of 7.5% per year.  We have the option to redeem any or all of the 7.5% Notes at various declining redemption prices or at 100% of the principal amount plus the “applicable premium” (as defined by the indenture) along with accrued and unpaid interest and certain other charges depending on the date redeemed.  Bio-Rad’s obligations under the 7.5% Notes are not secured, rank equal to other senior subordinated notes and rank junior to all of Bio-Rad’s existing and future senior debt.

In May 2009, Bio-Rad entered into Amendment No. 3 to the Amended and Restated Credit Agreement (Credit Agreement). Amendment No. 3 amends certain provisions of the Credit Agreement including increasing the amount of certain indebtedness permitted under the Credit Agreement under certain conditions, as well as increasing the permitted maximum leverage ratio to permit the issuance of the 8.0% Notes.

Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  We had no outstanding balance under the Credit Agreement as of December 31, 2009.  The Credit Agreement expires on June 21, 2010.  We are currently evaluating our options on renewing the Credit Agreement or similar arrangements.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement, the 6.125% Notes, the 7.5% Notes and the 8.0% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test, an interest coverage test and a consolidated net worth test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all covenants as of December 31, 2009.

Maturities of long-term debt at December 31, 2009 are as follows: 2010 - $4.7 million; 2011 - $7.5 million; 2012 - $0.4 million; 2013 - $225.1 million; 2014 - $200.0 million; thereafter - $304.9 million.

6.	INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

U.S.	$ 87.2	$ 52.7	$ 75.5
International	98.6	90.1	45.3
Income before taxes	$ 185.8	$ 142.8	$ 120.8

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2009	2008	2007

Current tax expense:
U.S. Federal	$ 24.9	$ 28.3	$ 13.9
State	4.4	4.0	1.1
International	17.3	15.2	12.6
Current tax expense	46.6	47.5	27.6
Deferred tax expense (benefit):
U.S. and state	(2.8)	2.6	(1.3)
International	(8.9)	(5.9)	(4.6)
Deferred tax benefit	(11.7)	(3.3)	(5.9)
Non-current tax expense	1.8	0.4	4.8
Provision for income taxes	$ 36.7	$ 44.6	$ 26.5

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007

U. S. statutory tax rate	35%	35%	35%
Impact of foreign operations	(9)	(6)	(4)
Research and development tax credits	(7)	(9)	(8)
Increase in tax reserves	1	1	3
Change in valuation allowance	1	3	(3)
Examination settlements	(1)	2	(5)
In-process research and development	--	--	2
Goodwill impairment	--	7	--
Other	--	(2)	2
Provision for income taxes	20%	31%	22%

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2009	2008
Deferred tax assets:
Bad debt, inventory and warranty accruals	$ 28.0	$ 23.9
Other reserves	14.2	13.3
Tax credit and net operating loss carryforwards	34.1	28.8
Other	15.0	18.2
Valuation allowance	(37.9)	(40.7)
	53.4	43.5
Deferred tax liabilities:
Depreciation	10.0	8.4
Basis of capital assets and investments	35.4	32.1
	45.4	40.5
Net deferred taxes	$ 8.0	$ 3.0

At December 31, 2009, Bio-Rad’s international subsidiaries had combined net operating loss carryforwards of $73.6 million.  These loss carryforwards have no expiration date.  We believe that it is more likely than not that the benefit from certain of these net operating loss carryforwards will not be realized.  We have provided a valuation allowance of $21.7 million on the deferred tax assets relating to these net operating loss carryforwards.  If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2009 will be recognized as a reduction of income tax expense.

At December 31, 2009, Bio-Rad had U.S. Federal net operating loss carryforwards of $7.4 million as a result of an acquisition.  The utilization of these net operating loss carryforwards is subject to an annual limitation under Internal Revenue Code Section 382 but are expected to be fully realized.  The loss carryforward will expire in the year 2018.

At December 31, 2009, Bio-Rad had a deferred tax asset of $9.7 million relating to California research and development tax credit carryforwards, which may be carried forward indefinitely.  Based on our judgment and consistent with prior years, we have recorded a full valuation allowance against the deferred tax asset.

During the fourth quarter of 2009, the IRS audit settlement of our years 2001 through 2005 was approved by the Joint Committee on Taxation for which we received cash of $3.4 million.  The statute of limitations for the 2003 to 2005 years expires September 30, 2010.

The following table summarizes at December 31, 2009 the tax years that are either currently under audit or remain open and subject to examination by tax authorities in the major jurisdictions that Bio-Rad operates:

U.S.	2003 - 2009
France	2007 - 2009
Germany	2004 - 2009
Italy	2005 - 2009
Japan	2005 - 2009
Switzerland	2009

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (in millions):

	2009	2008	2007

Unrecognized tax benefits – January 1	$ 18.1	$ 22.3	$ 13.3
Additions to tax positions related to prior years	2.1	1.9	1.1
Reductions to tax positions related to prior years	(4.3)	(0.7)	(2.4)
Additions to tax positions related to the current year	3.3	2.4	11.0
Settlements	--	(4.3)	(2.5)
Lapse of statute of limitations	(1.9)	(2.6)	(1.4)
Acquisitions	--	--	2.9
Currency translation	0.2	(0.9)	0.3
Unrecognized tax benefits – December 31	$ 17.5	$ 18.1	$ 22.3

Included in the balance of unrecognized tax benefits at December 31, 2009 and 2008 are $17.5 million and $17.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2008 are $1.1 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  Related to the unrecognized tax benefits noted above, Bio-Rad has accrued interest of $2.5 million and $2.4 million as of December 31, 2009 and 2008, respectively.

At December 31, 2009, we believe that it is reasonably possible that approximately $3.2 million of our unrecognized tax benefits may be recognized by the end of 2010 as a result of statute lapses.  These benefits are related to uncertainty regarding sustainability of certain deductions and credits for tax years that remain subject to examination by the relevant tax authorities.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in their operations.  As of December 31, 2009, Bio-Rad had not made a provision for U.S. or additional foreign withholding taxes on approximately $351 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances.  If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would be approximately $77 million.

7.	STOCKHOLDERS’ EQUITY

Bio-Rad’s issued and outstanding stock consists of Class A Common Stock (Class A) and Class B Common Stock (Class B).  Each share of Class A and Class B participates equally in the earnings of Bio-Rad, and is identical in most respects except that Class A has limited voting rights.  Each share of Class A is entitled to one-tenth of a vote on most matters, and each share of Class B is entitled to one vote.  Additionally, Class A stockholders are entitled to elect 25% of the Board of Directors and Class B stockholders are entitled to elect the balance of the directors.  Cash dividends may be paid on Class A shares without paying a cash dividend on Class B shares but no cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares.  Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the stockholder.  The Schwartz family collectively holds a majority of Bio-Rad’s voting stock.  As a result, the Schwartz family is able to exercise significant influence over Bio-Rad.

8.	SHARE-BASED COMPENSATION/STOCK OPTION AND PURCHASE PLANS

Description of Share-Based Compensation Plans

Stock Option and Award Plans

We have three stock option plans for officers and certain other employees: the Amended 1994 Stock Option Plan (1994 Plan); the 2003 Stock Option Plan (2003 Plan); and the 2007 Incentive Award Plan (2007 Plan).  The 1994 Plan and 2003 Plan authorize the grant of incentive stock options and non-qualified stock options to employees.  The 2007 Plan authorizes the grant of stock options, restricted stock awards, stock appreciation rights and other types of equity awards to employees.  We no longer make stock option grants under the 1994 Plan or 2003 Plan.  A total of 1,650,360 shares have been reserved for issuance of equity awards and may be of either Class A or Class B common stock.  At December 31, 2009, there were 1,150,740 shares available to be granted in the future.

Under these plans, Class A and Class B options are granted at prices not less than fair market value of the underlying common stock on the date of grant.  Generally, options granted have a term of 10 years and vest in increments of 20% per year over a five-year period on the yearly anniversary date of the grant.  Stock awards issued under the 2007 Plan generally vest in increments of 20% per year over a five-year period on the yearly anniversary date of the grant.

Employee Stock Purchase Plan (ESPP)

We have an employee stock purchase plan which provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of our Class A common stock.  The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter.  We have authorized the sale of 2,390,000 shares of common stock under the ESPP.

Share-Based Compensation Expense

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases, restricted stock and restricted stock unit awards.  Share-based compensation expense is allocated to Cost of goods sold, Product research and development expense, and Selling, general and administrative expense in the Consolidated Statements of Income.

For 2009, 2008 and 2007, we recognized pre-tax share-based compensation expense of $9.1 million, $7.3 million and $5.5 million, respectively.  We did not capitalize any share-based compensation expense.

For options granted before January 1, 2006, we amortize the fair value on an accelerated basis.  For options and awards granted after January 1, 2006, we amortize the fair value on a straight-line basis.  All stock compensation awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock Options

The following table summarizes stock option activity.

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in millions)
Outstanding, January 1, 2007	1,667,769	$ 40.06
Granted	59,000	$ 75.09
Exercised	(222,808)	$ 28.16
Forfeited/Expired	(15,686)	$ 56.70
Oustanding, December 31, 2007	1,488,275	$ 43.06
Granted	59,000	$ 88.35
Exercised	(269,731)	$ 25.09
Forfeited/Expired	(23,417)	$ 53.99
Outstanding, December 31, 2008	1,254,127	$ 48.84
Granted	58,500	$ 75.07
Exercised	(90,542)	$ 38.20
Forfeited/Expired	(15,711)	$ 59.15
Outstanding, December 31, 2009	1,206,374	$ 50.78	4.64	$ 55.1
Vested and expected to vest,
December 31, 2009	1,188,586	$ 50.41	4.59	$ 54.7
Exercisable, December 31, 2009	909,613	$ 44.55	3.85	$ 47.2

The following summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted-Average Remaining Contractual Term (in years)	Weighted -Average Exercise Price	Number Exercisable at 12/31/09	Weighted - Average Exercise Price
$ 10.75-$ 35.50	325,569	1.80	$ 23.77	325,569	$ 23.77
$ 36.00-$ 56.40	333,995	4.14	$ 50.64	320,060	$ 50.39
$ 57.49-$ 63.00	367,736	5.80	$ 60.91	229,184	$ 60.59
$ 69.30-$ 88.48	179,074	8.36	$ 79.35	34,800	$ 79.58

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value on the date of exercise of stock options exercised during 2009, 2008 and 2007 was approximately $4 million, $17 million and $13 million, respectively.

Cash received from stock options exercised during 2009, 2008 and 2007 was $3.5 million, $6.8 million and $6.3 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $2.0 million, $6.3 million and $3.6 million in 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $6.4 million of total unrecognized compensation cost from stock options. The cost is expected to be recognized in the future over a weighted-average period of approximately 2 years.

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected volatility	34%	34%	34%
Risk-free interest rate	3.69%	3.92%	4.72%
Expected life (in years)	8.4	8.5	8.5
Expected dividend	--	--	--
Weighted-average fair value of options granted	$ 35.56	$ 42.21	$ 37.05

Volatility is based on the historical volatilities of our common stock for a period equal to the stock option’s expected life.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  In 2009 and 2008, the expected life represents the number of years that we estimate, based primarily on historical experience, that the options will be outstanding prior to exercise.  We do not anticipate paying any cash dividends in the future and therefore use an expected dividend yield of zero.

Restricted Stock

Restricted stock was granted in 2008 and 2007 under the 2007 Plan.  The fair value of each share of restricted stock is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock activity:

	Year Ended December 31,
	2009		2008		2007
	Restricted	Weighted- Average	Restricted	Weighted- Average	Restricted	Weighted- Average
	Stock	Grant-Date	Stock	Grant-Date	Stock	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, at
beginning of year	135,914	$ 82.64	75,720	$ 75.33	--	--
Granted	--	--	78,485	$ 88.09	75,970	$ 75.33
Vested	(29,572)	$ 81.94	(14,625)	$ 75.33	--	--
Cancelled/forfeited	(5,095)	$ 82.45	(3,666)	$ 77.24	(250)	$ 75.32
Nonvested shares, at
end of year	101,247	$ 82.86	135,914	$ 82.64	75,720	$ 75.33

As of December 31, 2009, there was approximately $6.2 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a weighted-average period of approximately 3 years.

Restricted Stock Units

Restricted stock units, which are rights to receive shares of company stock, were granted during 2009, 2008 and 2007 under the 2007 Plan.  The fair value of each restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock unit activity:

				Aggregate
		Weighted-	Weighted-Average	Intrinsic Value
	Restricted	Average	Remaining	as of
	Stock	Grant-Date	Contractual Term	December 31, 2009
	Units	Fair Value	(in years)	(in millions)
Outstanding, January 1, 2007	--	--
Granted	28,010	$ 75.32
Vested	--	--
Forfeited	(1,260)	$ 75.32
Outstanding, December 31, 2007	26,750	$ 75.32
Granted	37,445	$ 88.00
Vested	(2,593)	$ 75.32
Forfeited	(953)	$ 79.58
Outstanding, December 31, 2008	60,649	$ 83.08
Granted	120,685	$ 74.40
Vested	(11,885)	$ 79.77
Forfeited	(6,251)	$ 80.20
Outstanding, December 31, 2009	163,198	$ 77.01	2.27	$ 15.7

As of December 31, 2009, there was approximately $9.1 million of total unrecognized compensation cost related to restricted stock units granted under the 2007 Plan.  The cost is expected to be recognized over a weighted-average period of approximately 4 years.

Employee Stock Purchase Plan

The fair value of the employees’ purchase rights was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Expected volatility	35%	37%	29%
Risk-free interest rate	.14%	1.87%	4.79%
Expected life (in years)	.25	.25	.25
Expected dividend	--	--	--
Weighted-average fair value
of purchase rights	$ 16.71	$ 20.79	$ 17.05

The major assumptions are primarily based on historical data.  Volatility is based on the historical volatilities of our common stock for a period equal to the expected life of the purchase rights.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  We do not anticipate paying any cash dividends in the future and therefore use an expected dividend yield of zero.

We sold 109,025 shares for $6.8 million, 88,533 shares for $6.1 million and 81,388 shares for $5.3 million under the ESPP to employees in 2009, 2008 and 2007, respectively.  At December 31, 2009, 228,604 shares remain authorized under the ESPP.

We currently issue new shares to satisfy stock option exercises, restricted stock issuances and ESPP stock purchases.

9.	OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2009	2008	2007

Interest and investment income	$ (5.7)	$ (10.6)	$ (21.5)
Net realized (gains) losses on investments	--	0.7	(0.5)
Impairment of investments	3.5	10.9	3.6
Foreign non-income tax relief	(4.6)	--	--
Miscellaneous other items	(0.1)	(0.6)	(1.4)
Other (income) expense, net	$ (6.9)	$ 0.4	$ (19.8)

Included in impairment of investments are other-than-temporary impairments on certain of our available-for-sale investments in light of the continuing declines in their market prices.  We did not believe these particular investments will recover in the near future.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income including noncontrolling interests to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Net income including noncontrolling interests	$ 149.2	$ 98.3	$ 94.3
Adjustments to reconcile net income including
noncontrolling interests to net cash provided by
operating activities (net of effects of acquisitions):
Depreciation	69.5	66.3	53.5
Amortization	32.2	30.8	13.8
Excess tax benefits from share-based compensation	(0.7)	(5.1)	(3.0)
Share-based compensation	9.1	7.3	5.5
Foreign currency economic hedge transactions, net	2.5	5.4	4.1
Losses (gains) on dispositions of securities	3.5	10.6	(0.5)
Decrease in accounts receivable, net	4.3	11.1	9.0
Decrease (increase) in inventories, net	35.8	(51.9)	4.4
Decrease (increase) in other current assets	11.8	(0.6)	(2.8)
Increase (decrease) in accounts payable
and other current liabilities	6.1	(3.6)	10.6
Increase (decrease) in income taxes payable	8.7	(1.6)	(10.1)
Decrease in deferred income taxes	(11.6)	(3.2)	(5.9)
Goodwill and purchased intangible asset impairments	3.8	28.8	--
Other	0.9	(1.2)	18.7
Net cash provided by operating activities	$ 325.1	$ 191.4	$ 191.6

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Rents and Leases

Net rental expense under operating leases was $37.0 million in 2009, $38.8 million in 2008 and $32.8 million in 2007.  Leases are principally for facilities and automobiles.

Annual future minimum lease payments at December 31, 2009 under operating leases are as follows: 2010 - $31.6 million; 2011 - $25.2 million; 2012 - $17.5 million; 2013 - $9.4 million; 2014 - $5.7 million; subsequent to 2014 - $16.8 million.

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of the Board of Directors.  Bio-Rad has no liability other than for the current year’s contribution.  Contributions charged to income were $11.5 million, $10.5 million and $9.4 million in 2009, 2008 and 2007, respectively.

Other Post-Employment Benefits

In several foreign locations we are statutorily required to provide a lump sum severance or termination indemnity to our employees.  Under these plans, the vested benefit obligation at December 31, 2009 and 2008 was $22.4 million and $19.0 million, respectively and has been included in Other long-term liabilities in the Consolidated Balance Sheets.  These plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets to settle these obligations.

Forward Foreign Exchange Contracts

We enter into forward foreign exchange contracts as an economic hedge against foreign currency denominated intercompany receivables and payables.  At December 31, 2009, we had contracts maturing in January through March 2010 to sell foreign currency with a nominal value of $266.3 million and an unrealized gain of $0.3 million.  Contracts to purchase foreign currency had a nominal value of $108.5 million with an unrealized loss of $0.1 million.

The fair value of our forward foreign exchange contracts as of December 31, 2009 was $0.3 million and has been included in Prepaid expenses and other current assets in the Consolidated Balance Sheets.  We recognized a loss of $2.5 million in 2009, which has been included in Other (income) expense, net in the Consolidated Statements of Income.

Purchase Obligations

As of December 31, 2009, we had purchase obligations of $40.7 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms, and exclude agreements that are cancelable without penalty.

Letters of Credit

In the ordinary course of business, we are at times required to post letters of credit.  The letters of credit are issued by our banks to guarantee our obligations to various parties including insurance companies. We were contingently liable for $8.2 million of standby letters of credit with banks as of December 31, 2009.

12.	LEGAL PROCEEDINGS

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

13.	SEGMENT INFORMATION

Bio-Rad is a multinational manufacturer and worldwide distributor of its own life science research products and clinical diagnostics products.  We have two reportable segments:  Life Science and Clinical Diagnostics.  These reportable segments are strategic business lines that offer different products and services and require different marketing strategies.

The Life Science segment develops, manufactures, sells and services reagents, apparatus and instruments used for biological research.  These products are sold to university and medical school laboratories, pharmaceutical and biotechnology companies, food testing laboratories and government and industrial research facilities.

The Clinical Diagnostics segment develops, manufactures, sells and services automated test systems, informatics systems, test kits and specialized quality controls for the healthcare market.  These products are sold to reference laboratories, hospital laboratories, state newborn screening facilities, physicians’ office laboratories, transfusion laboratories and insurance and forensic testing laboratories.

Other Operations include the remainder of our former Analytical Instruments segment.

The accounting policies of the segments are the same as those described in Significant Accounting Policies (see Note 1).  Segment profit or loss used for corporate management purposes includes an allocation of corporate expense based upon sales and an allocation of interest expense based upon accounts receivable and inventories.  Segments are expected to manage only assets completely under their control.  Accordingly, segment assets include primarily accounts receivable, inventories and gross machinery and equipment.  Goodwill balances have been included in corporate for segment reporting purposes.

Information regarding industry segments at December 31, 2009, 2008 and 2007 and for the years then ended is as follows (in millions):

		Life		Clinical		Other
		Science		Diagnostics		Operations

Segment net sales	2009	$ 631.5		$ 1,139.9		$ 12.8
	2008	643.5		1,106.4		14.5
	2007	615.1		832.2		13.8

Allocated interest expense	2009	$ 13.9		$ 32.8		$ 0.3
	2008	10.5		21.4		0.2
	2007	12.2		19.2		0.2

Depreciation and amortization	2009	$ 16.5		$ 78.2		$ 0.3
	2008	17.5		74.9		0.1
	2007	19.1		44.8		0.1

Segment profit	2009	$ 38.6	(1)	$ 145.7		$ 0.9
	2008	13.3	(2)	139.8		0.6
	2007	24.7		80.7	(3)	0.6

Segment assets	2009	$ 311.1		$ 711.4		$ 5.8
	2008	343.1		675.2		6.9

Capital expenditures	2009	$ 10.4		$ 49.8		$ --
	2008	10.6		56.6		0.1

(1)	The Life Science segment profit for 2009 included $3.8 million of intangibles impairment expense (see Note 4).

(2)	The Life Science segment profit for 2008 included $28.8 million of goodwill and intangibles impairment expense (see Note 4).

(3)	The Clinical Diagnostics segment profit for 2007 included $7.7 million of in-process research and development expense recorded in connection with the DiaMed acquisition (see Note 2).

The difference between total segment allocated interest expense, depreciation and amortization, and capital expenditures and the corresponding consolidated amounts is attributable to our corporate headquarters.  The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2009	2008	2007

Total segment profit	$ 185.2	$ 153.7	$ 106.0
Other income (expense), net	6.9	(0.4)	19.8
Foreign exchange losses	(5.0)	(7.6)	(2.6)
Net corporate operating, interest and other
income (expense), net not allocated
to segments	(1.3)	(2.9)	(2.4)
Consolidated income before taxes	$ 185.8	$ 142.8	$ 120.8

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2009	2008

Total segment assets	$ 1,028.3	$ 1,025.1
Cash and other current assets	873.9	388.5
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	(23.9)	(6.6)
Goodwill, net	327.6	321.8
Other long-term assets	330.0	308.5
Total assets	$ 2,535.9	$ 2,037.3

The following presents sales to external customers by geographic area based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2009	2008	2007

Europe	$ 814.4	$ 872.1	$ 671.2
Pacific Rim	291.5	253.3	209.9
United States	565.8	525.3	498.1
Other (primarily Canada and Latin America)	112.5	113.7	81.9
Total sales	$ 1,784.2	$ 1,764.4	$ 1,461.1

The following presents Other assets and Property, plant and equipment, net by geographic area based upon the location of the asset (in millions).  In prior periods the table presented total long-lived assets including intangible assets.  It has been updated to conform to the current year presentation of tangible assets, property and equipment.

	December 31,
	2009	2008

Europe	$ 163.9	$ 162.7
Pacific Rim	17.2	14.9
United States	233.7	193.6
Other (primarily Canada and Latin America)	12.7	9.4
Total Other assets and Property, plant and equipment, net	$ 427.5	$ 380.6

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2009 and 2008 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$ 400.9	$ 427.2	$ 461.1	$ 495.1
Gross profit	228.9	242.0	260.5	268.5
Net income attributable
to Bio-Rad	30.3	38.0	38.5	37.9
Basic earnings per share	$ 1.11	$ 1.39	$ 1.40	$ 1.38
Diluted earnings per share	$ 1.10	$ 1.37	$ 1.38	$ 1.35

2008
Net sales	$ 422.2	$ 452.4	$ 441.8	$ 448.0
Gross profit	226.9	248.4	240.5	246.7
Net income (loss) attributable
to Bio-Rad	26.5	43.4	27.8	(8.2)
Basic earnings (loss) per share	$ 0.98	$ 1.61	$ 1.02	$ (0.30)
Diluted earnings (loss) per share	$ 0.96	$ 1.57	$ 1.00	$ (0.30)

15.	SUBSEQUENT EVENT

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG for 45 million Euros (approximately $65.4 million) in cash that will be included in our Clinical Diagnostics segment.  The acquired assets will be measured at their fair values at the acquisition date based upon management’s best estimates. Goodwill will be measured as the excess of the consideration transferred over the fair values of the identifiable net assets acquired.  We do not expect the goodwill that will be recorded with this acquisition to be deductible for tax purposes.  Integrating the acquired portion of Biotest's diagnostic businesses into Bio-Rad's product portfolio is expected to broaden our offering in the area of immunohematology and provide Bio-Rad access to the U.S. markets with a range of products.

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)

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

Management’s Report on Internal Control Over Financial Reporting

The management of Bio-Rad Laboratories, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended (Exchange Act).  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of our financial statements presented in accordance with generally accepted accounting principles.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of Bio-Rad’s internal control over financial reporting as of December 31, 2009.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of Bio-Rad Laboratories, Inc. for the year ended December 31, 2009 and has issued an attestation report on the effectiveness of Bio-Rad’s internal control over financial reporting as of December 31, 2009, as stated in their report.

(b)

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bio-Rad Laboratories, Inc.

We have audited Bio-Rad Laboratories, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Bio-Rad Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bio-Rad Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Bio-Rad Laboratories, Inc. as of and for the year ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
February 26, 2010

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2010 annual meeting of stockholders (the “2010 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Bio-Rad’s Board of Directors has determined that Mr. Louis Drapeau is the “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.  Mr. Drapeau is also an “independent” director, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 303A.02 of the New York Stock Exchange (NYSE) Listed Company Manual.

The resignation of Mr. Ruediger Naumann-Etienne on December 4, 2009 left us with only two independent directors serving on our Audit Committee of our Board of Directors, rather than the three independent directors required for compliance with Section 303A.07(a) of the NYSE Listed Company Manual. We are currently seeking a replacement for Mr. Naumann-Etienne to serve on our Board of Directors and our Audit Committee, and we intend to regain compliance with the requirements of Section 303A.07(a) of the NYSE Listed Company Manual as soon as practicable.

We have adopted a code of business ethics and conduct that applies to our principal executive officer, principal financial officer, controller and all other employees and is available through our Corporate/Investor Relations website (www.bio-rad.com).  We will also provide a copy of the code of ethics to any person, without charge, upon request, by writing to us at “Bio-Rad Laboratories, Inc., Investor Relations, 1000 Alfred Nobel Drive, Hercules, CA  94547.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2010 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”  In addition, the information from a portion of the 2010 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2010 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2009

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders (1)	1,369,572	$ 44.72	1,379,344 (2)
Equity compensation plans
not approved by
stockholders	--	--	--

Total	1,369,572	$ 44.72	1,379,344

(1)

Consists of the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan, the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

(2)

Consists of 1,150,740 shares available under the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and 228,604 shares available for issuance under the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2010 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2010 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Index to Financial Statements – See Item 8 “Financial Statements and
Supplementary Data”on page 29 for a list of financial statements.

2.	Schedule II Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or the notes thereto.

3.	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 72 through 76 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

Allowance for doubtful accounts receivable

	Balance at	Additions
	Beginning	Charged to Costs			Balance at
	of Year	and Expenses	Deductions	Other (A)	End of Year
2009	$ 19,567	$ 7,783	$ (4,250)	$ --	$ 23,100
2008	$ 21,410	$ 7,602	$ (9,472)	$ 27	$ 19,567
2007	$ 15,265	$ 3,925	$ (3,227)	$ 5,447	$ 21,410

(A)  Due to acquisitions.

Valuation allowance for current and long-term deferred tax assets

	Balance at	Additions
	Beginning	Charged to Income			Balance at
	of Year	Tax Expense	Deductions	Other (B)	End of Year
2009	$ 40,663	$ 6,602	$ (9,339)	$ --	$ 37,926
2008	$ 31,119	$ 10,570	$ (1,026)	$ --	$ 40,663
2007	$ 26,494	$ 9,079	$ (5,551)	$ 1,097	$ 31,119

(B)  Due to acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Sanford S. Wadler
Sanford S. Wadler
Secretary

Date:	February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Norman Schwartz	President and Director	February 26, 2010
(Norman Schwartz)

Principal Financial Officer
/s/ Christine A. Tsingos	Vice President,
(Christine A. Tsingos)	Chief Financial Officer	February 26, 2010

Principal Accounting Officer
/s/ James R. Stark	Corporate Controller	February 26, 2010
(James R. Stark)

Other Directors:
/s/ James J. Bennett	Director	February 26, 2010
(James J. Bennett)

/s/ Louis Drapeau	Director	February 26, 2010
(Louis Drapeau)

/s/ Albert J. Hillman	Director	February 26, 2010
(Albert J. Hillman)

/s/ Alice N. Schwartz	Director	February 26, 2010
(Alice N. Schwartz)

/s/ David Schwartz	Director	February 26, 2010
(David Schwartz)

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

2.1	Share Purchase Agreement as of May 14, 2007 by and among Bio-Rad Laboratories,
Inc. and certain selling shareholders regarding the purchase of 77.6765% of the equity of DiaMed Holding AG. (17)

3.1	Restated Certificate of Incorporation, as of February 8, 2002. (1)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of
Bio-Rad Laboratories, Inc., as of May 6, 2004. (2)

3.2	Bylaws of the Registrant, as amended February 19,1980. (3)

4.1	Indenture dated as of August 11, 2003 for 7.50% Senior Subordinated Notes due 2013
among Bio-Rad Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as
Trustee. (4)

4.2	The Exchange and Registration Rights Agreement dated as of August 11, 2003 for
7.50% Senior Subordinated Notes due 2013. (4)

4.3	Indenture dated as of December 21, 2004, between Bio-Rad Laboratories, Inc.
and Wells Fargo National Bank, as trustee. (6)

4.4	Indenture dated as of May 26, 2009 for 8.00% Senior Subordinated Notes due 2016
Among Bio-Rad Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as
Trustee. (24)

4.5	The Exchange and Registration Rights Agreement dated as of May 26, 2009 for
8.00% Senior Subordinated Notes due 2016. (24)

4.6	The Exchange and Registration Rights Agreement, dated as of December 21, 2004, by and between Bio-Rad Laboratories, Inc. and Credit Suisse First Boston LLC. (26)

10.1	Amended and Restated Credit Agreement, dated as of June 21, 2005, by and among
Bio-Rad Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A.
(successor by merger to Bank One, NA (Main Office Chicago)), as a lender and administrative agent,Wells Fargo Bank, N.A. and Union Bank of California N.A.,
as syndication agents and ABN AMRO Bank N.V. and BNP Paribas, as documentation agents. (7)

10.1.1	Amendment No. 1 to Amended and Restated Credit Agreement. (8)

10.2	Amended and Restated Security Agreement, dated as of June 21, 2005, between
Bio-Rad Laboratories, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office Chicago)), as administrative agent. (7)

10.3	Amended and Restated Pledge Agreement, dated as of June 21, 2005, between
Bio-Rad Laboratories, Inc. and JPMorgan Chase Bank, N.A. (successor by merger to
Bank One, NA (Main Office Chicago)), as administrative agent. (7)

10.4	1994 Stock Option Plan. (9)

10.4.1	Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated April 28, 1998. (10)

10.4.2	Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated December 6, 1999. (10)

10.4.3	Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated September 19, 2000. (10)

10.4.4	Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated April 25, 2001. (11)

10.4.5	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated February 18, 2009. (22)

10.5	Amended and Restated 1988 Employee Stock Purchase Plan. (12)

10.5.1	Amendment to the Amended 1988 Employee Stock Purchase Plan. (11)

10.5.2	Amendment to the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan

10.6	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated
effective January 1, 1997). (13)

10.7	2003 Stock Option Plan. (14)

10.7.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (19)

10.8	2007 Incentive Award Plan. (21)

10.8.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award
Agreement under the 2007 Incentive Award Plan. (23)

10.10	Non-competition and employment continuation agreement with
James J. Bennett. (15)

10.13	Stock Purchase Agreement dated as of August 16, 2004 by and between Bio-Rad,
MJ GeneWorks, Incorporated, Michael J. Finney and John D. Finney, excluding exhibits and schedules. Pursuant to Regulation S-K Item 601(b)(2), the exhibits and schedules to this agreement have not been filed. We agree to furnish supplementally a copy of any omitted exhibits or schedules to the SEC upon request. We have requested confidential treatment of certain portions of this agreement. (16)

10.14	Connecticut Settlement Agreement dated as of February 9, 2006 by and between
Bio-Rad Laboratories, Inc., MJ Research, Inc., and Applera Corporation, through its
Applied Biosystems Group. (16)

10.15	Real-Time Settlement Agreement dated as of February 9, 2006 by and between
Bio-Rad Laboratories, Inc., MJ Research Inc., and Applera Corporation, through its Applied Biosystems Group. (16)

10.15.1	Amendment No. 1 to Real-Time Settlement Agreement dated as of May 4, 2007 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and Applera Corporation,
through its Applied Biosystems Group. (20)

10.16	Amended and Restated Thermal Cycler Supplier Agreement dated as of February 9,
2006 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and Applera
Corporation, through its Applied Biosystems Group. (16)

10.17	Real-Time Instrument Patent License Agreement dated as of February 9, 2006, by and between Bio-Rad Laboratories, Inc., MJ Research, Inc., and Applera
Corporation through its Applied Biosystems Group. (16)

10.17.1	Amendment No. 1 to Real-Time Patent License Agreement dated as of May 4, 2007 by and between Bio-Rad Laboratories, Inc., MJ Research, Inc. and Applera
Corporation through its Applied Biosystems Group. (20)

10.18	Credit Agreement dated as of September 9, 2003 among Bio-Rad
Laboratories, Inc., the lenders, Bank One, N.A., as Administrative Agent,
Wells Fargo Bank, N.A. and Union Bank of California, N.A., as
Syndication Agents and ABN AMRO Bank N.V. and BNP Paribas, as
Documentation Agents. (4)

10.18.1	Amendment No. 1 to Credit Agreement dated as of December 8, 2004 among Bio-Rad Laboratories, Inc., the lenders referred to herein,
JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA
(Illinois)), as lender and Administrative Agent, Wells Fargo Bank, N.A. and
Union Bank of California, N.A., as Syndication Agents and ABN AMRO
Bank N.V. and BNP Paribas, as Documentation agents. (5)

10.18.2	Amendment No. 2 to Amended and Restated Credit Agreement dated as of
September 27, 2007 among Bio-Rad Laboratories, Inc., the lenders referred to herein, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office
Chicago)), as lender and contractual representative. (18)

10.18.3	Amendment No. 3 to Amended and Restated Credit Agreement dated as of
May 18, 2009 among Bio-Rad Laboratories, Inc., the lenders referred to herein, and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, NA (Main Office
Chicago)), as lender and contractual representative. (25)

10.19	Pledge Amendment dated as of September 9, 2003 among Bio-Rad
Laboratories, Inc., and Bank One, N.A., as contractual representative. (4)

10.20	Security Agreement dated as of September 9, 2003 among Bio-Rad Laboratories, Inc., as Grantor and Bank One N.A., as Administrative Agent. (4)

21.1	Listing of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)
(17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)
(17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
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

(4)	Incorporated by reference from the Exhibits to Bio-Rad’s Form S-4 filing, dated
September 19, 2003.

(5)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 8-K filing, dated
December 14, 2004.

(6)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 8-K filing, dated
December 22, 2004.

(7)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 8-K filing, dated
June 24, 2005.

(8)	Incorporated by reference from the Exhibits to Bio-Rad’s September 30, 2005
10-Q filing, dated November 8, 2005.

(9)	Incorporated by reference from the Exhibits to Bio-Rad’s Form S-8 filing, dated
April 29, 1994.

(10)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2000, dated March 28, 2001.

(11)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2003, dated March 15, 2004.

(12)	Incorporated by reference from the Exhibits to Bio-Rad’s September 30, 1998
Form 10-Q filing, dated November 12, 1998.

(13)	Incorporated by reference from the Exhibits to Bio-Rad’s September 30, 1997
Form 10-Q filing, dated November 13, 1997.

(14)	Incorporated by reference from the Exhibits to Bio-Rad’s March 31, 2003
Form 10-Q filing, dated May 13, 2003.

(15)	Incorporated by reference from the Exhibits to Bio-Rad’s December 31, 1996
Form 10-K filing, dated March 27, 1997.

(16)	Incorporated by reference from the Exhibits to Bio-Rad’s March 31, 2006
Form 10-Q filing, dated May 9, 2006.

(17)	Incorporated by reference from the Exhibits to Bio-Rad’s June 30, 2007 Form 10-Q filing, dated August 8, 2007.

(18)	Incorporated by reference from the Exhibits to Bio-Rad’s Form 8-K filing, dated October 3, 2007.

(19)	Incorporated by reference from the Exhibits to Bio-Rad’s March 31, 2007
Form 10-Q filing, dated May 4, 2007.

(20)	Incorporated by reference from the Exhibits to Bio-Rad’s June 30, 2007
Form 10-Q filing, dated August 8, 2007.

(21)	Incorporated by reference from the Exhibits to Bio-Rad’s S-8 filing, dated
July 30, 2007.

(22)	Incorporated by reference from the Exhibits to Bio-Rad’s June 30, 2009
Form 10-Q filing, dated August 5, 2009.

(23)	Incorporated by reference from the Exhibits to Bio-Rad’s September 30, 2009
Form 10-Q filing, dated November 4, 2009.

(24)	Incorporated by reference from the exhibits to Bio-Rad’s Form 8-K filing, dated
May 26, 2009.

(25)	Incorporated by reference from the exhibits to Bio-Rad’s Form 8-K filing, dated
May 18, 2009.

(26)	Incorporated by reference from Bio-Rad’s Form S-4 dated April 20, 2005.