Form 10-Q
period 2010-03-31
BIO RAD LABORATORIES INC
filed 2010-05-10
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to __________
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
No Change
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at April 28, 2010
Class A Common Stock, Par Value $0.0001 per share	22,482,980
Class B Common Stock, Par Value $0.0001 per share	5,111,852

BIO-RAD LABORATORIES, INC.
FORM 10-Q MARCH 31, 2010
TABLE OF CONTENTS

Part I – Financial Information

2

Item 1. Financial Statements

2

Condensed Consolidated Statements of Income

2

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Cash Flows

4

Notes To Condensed Consolidated Financial Statements

5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 3. Quantitative and Qualitative Disclosures About Market Risk

23

Item 4. Controls and Procedures

23

Part II – Other Information

23

Item 1. Legal Proceedings

23

Item 1A. Risk Factors

23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3. Defaults Upon Senior Securities

31

Item 5. Other Information

31

Item 6. Exhibits

31

Signatures

32

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$ 454,234	$ 400,933
Cost of goods sold	197,107	172,031
Gross profit	257,127	228,902
Selling, general and administrative expense	153,617	140,313
Research and development expense	40,263	37,152
Income from operations	63,247	51,437
Interest expense	14,444	7,807
Foreign exchange gains, net	(217)	(774)
Other (income) expense, net	(799)	1,159
Income before taxes	49,819	43,245
Provision for income taxes	(14,427)	(11,202)
Net income including noncontrolling interests	35,392	32,043
Less: Net income attributable to noncontrolling interests	(531)	(1,778)
Net income attributable to Bio-Rad	$ 34,861	$ 30,265

Basic earnings per share:
Net income attributable to Bio-Rad	$ 1.27	$ 1.11
Weighted average common shares	27,545	27,321

Diluted earnings per share:
Net income attributable to Bio-Rad	$ 1.24	$ 1.10
Weighted average common shares	28,072	27,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$ 598,134	$ 649,938
Short-term investments	93,648	94,876
Accounts receivable, net	344,989	345,734
Inventories, net	380,707	351,206
Prepaid expenses, taxes and other current assets	125,809	120,920
Total current assets	1,543,287	1,562,674
Property, plant and equipment, net	313,549	302,417
Goodwill, net	335,085	327,626
Purchased intangibles, net	213,342	204,779
Other assets	141,609	138,357
Total assets	$ 2,546,872	$ 2,535,853

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 99,160	$ 92,988
Accrued payroll and employee benefits	106,261	126,702
Notes payable and current maturities of long-term debt	5,104	5,132
Income and other taxes payable	41,881	42,322
Accrued royalties	50,230	46,692
Other current liabilities	95,534	106,136
Total current liabilities	398,170	419,972
Long-term debt, net of current maturities	738,662	737,919
Other long-term liabilities	109,117	98,749
Total liabilities	1,245,949	1,256,640

STOCKHOLDERS’ EQUITY:
Bio-Rad stockholders’ equity:
Preferred stock	0	0
Class A common stock	2	2
Class B common stock	1	1
Additional paid-in capital	134,936	130,444
Retained earnings	1,031,058	996,197
Accumulated other comprehensive income	116,190	133,082
Total Bio-Rad stockholders’ equity	1,282,187	1,259,726
Noncontrolling interests	18,736	19,487
Total stockholders’ equity	1,300,923	1,279,213
Total liabilities and stockholders’ equity	$ 2,546,872	$ 2,535,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Cash received from customers	$ 445,669	$ 395,356
Cash paid to suppliers and employees	(389,505)	(375,628)
Interest paid	(21,086)	(8,775)
Income tax payments	(13,279)	(6,012)
Miscellaneous receipts, net	693	1,457
Excess tax benefits from share-based compensation	(223)	(27)
Net cash provided by operating activities	22,269	6,371

Cash flows from investing activities:
Capital expenditures, net	(16,125)	(18,667)
Payments for acquisitions, net of cash received, and long-term investments	(66,496)	(441)
Payments on purchase of intangible assets	(1,681)	0
Purchases of marketable securities and investments	(49,261)	(12,400)
Sales and maturities of marketable securities and investments	51,943	13,231
Foreign currency economic hedges, net	4,606	5,561
Net cash used in investing activities	(77,014)	(12,716)

Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(291)	(2,084)
Payments on long-term borrowings	(1,595)	(1,882)
Proceeds from issuance of common stock	2,696	1,896
Excess tax benefits from share-based compensation	223	27
Net cash provided by (used in) financing activities	1,033	(2,043)

Effect of foreign exchange rate changes on cash	1,908	(3,266)
Net decrease in cash and cash equivalents	(51,804)	(11,654)
Cash and cash equivalents at beginning of period	649,938	204,524
Cash and cash equivalents at end of period	$ 598,134	$ 192,870

Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$ 35,392	$ 32,043
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	27,548	22,327
Share-based compensation	2,286	2,047
Excess tax benefits from share-based compensation	(223)	(27)
(Increase) decrease in accounts receivable	(2,366)	356
Increase in inventories	(7,592)	(4,597)
(Increase) decrease in other current assets	(9,207)	635
Decrease in accounts payable and other current liabilities	(20,334)	(47,732)
Increase in income taxes payable	6,753	4,467
Other	(9,988)	(3,148)
Net cash provided by operating activities	$ 22,269	$ 6,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

In this report, “Bio-Rad,” “we,” “us,” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Estimates have been prepared on the basis of the best available information.  Actual results could differ materially from those estimates.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

We evaluate subsequent events and the evidence they provide about conditions existing at the date of the balance sheet as well as conditions that arose after the balance sheet date but before the financial statements are issued. The effects of conditions that existed at the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading. To the extent such events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions. For purposes of preparing the accompanying unaudited Condensed Consolidated Financial Statements and the following notes to these financial statements, we evaluated subsequent events through the date the financial statements were issued.

2.	ACQUISITION

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG (Biotest) for 45 million Euros (approximately $64.9 million) in cash.  The acquisition was accounted for as a business combination.  The operating results of these businesses have been included in our Clinical Diagnostics segment since the acquisition date.  On a preliminary basis, the purchase price allocation reflects $31.2 million of net tangible assets and $21.2 million of intangible assets based upon management’s preliminary estimate of relative fair values of the assets acquired and liabilities assumed on the acquisition date.  Further, goodwill of $12.5 million was preliminarily recorded as the excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired.  The goodwill recorded will not be deductible for tax purposes.  The intangible assets were recorded based upon preliminary, incomplete valuation information and may be adjusted during the quarter ending June 30, 2010.  Integrating the acquired portion of Biotest's diagnostic businesses into Bio-Rad's product portfolio is expected to broaden our product offering in the area of immunohematology and provide Bio-Rad access to the U.S. markets with a range of products.

3.	FAIR VALUE MEASUREMENTS

We determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs.  This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1	Quoted prices in active markets for identical instruments
•	Level 2	Other significant observable inputs (including quoted prices in active markets for similar instruments)
•	Level 3	Significant unobservable inputs (including assumptions in determining the fair value of certain investments)

Financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2010 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Assets:
Cash equivalents (a):
Commercial paper	$ 0.0	$ 95.4	$ 95.4
Time deposits	134.8	17.0	151.8
Treasury bills	0.0	12.0	12.0
Money market funds	77.4	0.0	77.4
Available-for-sale investments (b):
Corporate debt securities	0.0	24.9	24.9
Foreign government obligations	0.0	13.2	13.2
U.S. government sponsored agencies	0.0	43.0	43.0
Municipal obligations	0.0	2.4	2.4
Marketable equity securities	71.2	0.0	71.2
Asset-backed securities:
Collateralized mortgage obligations	0.0	0.6	0.6
Other mortgage-backed securities	0.0	3.6	3.6
Other	0.0	0.2	0.2
Total Assets	$ 283.4	$ 212.3	$ 495.7

Liabilities:
Forward foreign exchange contracts (c)	$ 0.0	$ 0.3	$ 0.3

(a)

Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)

Available-for-sale investments of $93.6 million are included in Short-term investments and $65.5 million are included in Other assets in the Condensed Consolidated Balance Sheets.

(c)

Forward foreign exchange contracts are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

To estimate the fair value of Level 2 debt securities, excluding commercial paper and U.S. Treasury bills and notes, we examine quarterly the pricing provided by two pricing services and we obtain indicative market prices when there was insufficient correlation between the pricing services.  To estimate the fair value of Level 2 commercial paper and U.S. Treasury bills and notes we examine quarterly the pricing from our primary pricing service to ensure consistency with other similar securities.  As a result of our analysis as of March 31, 2010, we utilized our primary pricing service for all Level 2 debt securities for consistency since the results did not require the use of alternative pricing.

In addition, we review for investment securities that may trade in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  As of March 31, 2010, we did not have any investment securities in illiquid or inactive markets.

The inputs used by our primary pricing service for Level 2 cash equivalents, corporate debt securities, foreign government obligations, U.S. government sponsored agencies and municipal obligations, vary depending on the type of security being valued, but generally include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, corporate actions or Nationally Recognized Municipal Securities Information Repository (NRMSIR) material event notices, plus new issue money market rates.

The inputs used by our primary pricing service in estimating the fair value of Level 2 collateralized mortgage obligations and other mortgage-backed securities include many of the inputs mentioned above in addition to monthly payment information.  These issues were priced by our primary pricing service against issues with similar vintage and credit quality with adjustments for tranche, average life and extension risk.

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The fair value of these contracts was derived using the spot rates published in the Wall Street Journal on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are recorded as Foreign exchange (gains) losses in the Condensed Consolidated Statements of Income.  The cash flows related to these contracts are classified as Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.  At March 31, 2010, we had contracts maturing in April through June 2010 to sell foreign currency with a notional value of $72.9 million and an unrealized loss of $0.1 million.  Contracts to purchase foreign currency had a notional value of $299.5 million with an unrealized loss of $0.2 million.

Financial assets carried at fair value on a recurring basis as of December 31, 2009 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Assets:
Cash equivalents	$ 301.4	$ 89.8	$ 391.2
Forward foreign exchange contracts	0.0	0.3	0.3
Available-for-sale investments:
Corporate debt securities	0.0	23.8	23.8
Municipal obligations	0.0	2.4	2.4
Asset-backed securities	0.0	5.5	5.5
U.S. government sponsored agencies	0.0	41.5	41.5
Foreign government obligations	0.0	17.9	17.9
Marketable equity securities	64.2	0.2	64.4

Total	$ 365.6	$ 181.4	$ 547.0

As of March 31, 2010 and December 31, 2009, we did not hold any financial assets that use Level 3 inputs to determine fair value.

Available-for-sale investments consist of the following (in millions):

	March 31, 2010
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 24.9	$ 0.0	$ 0.0	$ 24.9
Municipal obligations	2.4	0.0	0.0	2.4
Asset-backed securities	1.0	0.0	0.0	1.0
U.S. government sponsored agencies	43.0	0.0	0.0	43.0
Foreign government obligations	13.2	0.0	0.0	13.2
Marketable equity securities	8.8	0.6	(0.3)	9.1
	93.3	0.6	(0.3)	93.6
Long-term investments:
Marketable equity securities	30.9	31.7	(0.3)	62.3
Asset-backed securities	3.5	0.1	(0.4)	3.2
Total	$ 127.7	$ 32.4	$ (1.0)	$ 159.1

	December 31, 2009
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 23.8	$ 0.0	$ 0.0	$ 23.8
Municipal obligations	2.4	0.0	0.0	2.4
Asset-backed securities	0.9	0.0	0.0	0.9
U.S. government sponsored agencies	41.5	0.0	0.0	41.5
Foreign government obligations	17.9	0.0	0.0	17.9
Marketable equity securities	8.6	0.4	(0.6)	8.4
	95.1	0.4	(0.6)	94.9
Long-term investments:
Marketable equity securities	29.9	26.4	(0.3)	56.0
Asset-backed securities	5.0	0.2	(0.6)	4.6
	34.9	26.6	(0.9)	60.6

Total	$ 130.0	$ 27.0	$ (1.5)	$ 155.5

As of March 31, 2010 and December 31, 2009, we had investments with gross unrealized losses of $1.0 million and $1.5 million, respectively, that were in a loss position for 12 months or more.  The number of investment positions that were in an unrealized loss position were 23 and 37 as of March 31, 2010 and December 31, 2009, respectively.

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2010 by contractual maturity date (in millions):

	Amortized	Fair
	Cost	Value

Mature in less than one year	$ 83.6	$ 83.6
Mature in one to five years	0.0	0.0
Mature in more than five years	4.4	4.1
Total	$ 88.0	$ 87.7

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

The estimated fair value of our financial instruments is as follows (in millions):

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other assets	$ 107.1	$ 136.7	$ 101.8	$ 119.6
Total long-term debt	$ 720.2	$ 746.5	$ 720.1	$ 734.1

We own shares of ordinary voting stock of Sartorius AG, of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own approximately 28% of the outstanding voting shares of Sartorius as of March 31, 2010.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares.  We do not have any representative or designee on Sartorius’ board of directors, nor do we have any other influence over the operating and financial policies of Sartorius.  Therefore, we account for this investment using the cost method.  This investment is included in Other assets in our Condensed Consolidated Balance Sheets.

4.	INVENTORIES

The principal components of inventories are as follows (in millions):

	March 31,	December 31,
	2010	2009

Raw materials	$ 78.0	$ 68.2
Work in process	107.8	97.5
Finished goods	194.9	185.5
Inventories, net	$ 380.7	$ 351.2

5.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows (in millions):

	March 31,	December 31,
	2010	2009

Land and improvements	$ 17.9	$ 16.8
Buildings and leasehold improvements	217.8	204.6
Equipment	509.2	506.7
	744.9	728.1
Accumulated depreciation	(431.4)	(425.7)
Property, plant and equipment, net	$ 313.5	$ 302.4

Proceeds from the sale of property, plant and equipment of $0.3 million for both the three months ended March 31, 2010 and 2009, are included in Capital expenditures, net in the Condensed Consolidated Statements of Cash Flows.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life	Clinical
	Science	Diagnostics	Total
Balances as of January 1, 2010:
Goodwill	$ 70.7	$ 284.1	$ 354.8
Accumulated impairment losses	(27.2)	0.0	(27.2)
Goodwill, net	43.5	284.1	327.6

Acquisitions	0.0	12.5	12.5
Currency fluctuations	0.0	(5.0)	(5.0)
	0.0	7.5	7.5
Balances as of March 31, 2010:
Goodwill	70.7	291.6	362.3
Accumulated impairment losses	(27.2)	0.0	(27.2)
Goodwill, net	$ 43.5	$ 291.6	$ 335.1

In conjunction with the acquisition of certain businesses of Biotest in January 2010 (see Note 2), we acquired $12.5 million of goodwill and $21.2 million of intangible assets: $7.5 million of customer relationships, $9.5 million of developed product technology and $4.2 million of tradenames.

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	March 31, 2010
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount
Customer relationships/lists	1-14	$ 95.2	$ (17.5)	$ 77.7
Know how	1-7	90.0	(30.3)	59.7
Developed product technology	1-12	49.0	(17.7)	31.3
Licenses	2-11	38.4	(13.0)	25.4
Tradenames	2-12	27.0	(10.1)	16.9
Covenants not to compete	2-8	5.8	(3.6)	2.2
Patents	1	1.0	(0.9)	0.1
Other	2	0.1	(0.1)	0.0
		$ 306.5	$ (93.2)	$ 213.3

	December 31, 2009
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount
Customer relationships/lists	1-14	$ 90.3	$ (15.9)	$ 74.4
Know how	1-7	92.0	(28.5)	63.5
Developed product technology	1-12	40.5	(16.5)	24.0
Licenses	2-11	37.6	(12.2)	25.4
Tradenames	3-12	23.6	(8.8)	14.8
Covenants not to compete	2-9	6.0	(3.4)	2.6
Patents	1	1.0	(0.9)	0.1
Other	2	0.1	(0.1)	0.0
		$ 291.1	$ (86.3)	$ 204.8

Amortization expense related to purchased intangible assets for the three months ended March 31, 2010 and 2009 was $8.7 million and $7.2 million, respectively.  Estimated future amortization expense (based on existing intangible assets) for the years ending December 31, 2011, 2012, 2013, 2014 and 2015 is $33.9 million, $30.8 million, $26.0 million, $23.4 million and $21.0 million, respectively.

7.	PRODUCT WARRANTY LIABILITY

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

2010

January 1	$ 16.1
Provision for warranty	4.3
Actual warranty costs	(4.7)
March 31	$ 15.7

8.	LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31,	December 31,
	2010	2009

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	200.0	200.0
8.0% Senior Subordinated Notes	295.2	295.1
Capital leases and other debt	22.9	22.5
	743.1	742.6
Less current maturities	(4.4)	(4.7)
Long-term debt	$ 738.7	$ 737.9

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

Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and other general corporate purposes.  We had no outstanding balance under the Credit Agreement as of March 31, 2010. The Credit Agreement expires on June 21, 2010.  We are currently evaluating our options on renewing the Credit Agreement or executing similar arrangements.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement, the 6.125% Notes, the 7.5% Notes and the 8.0% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test, an interest coverage test and a consolidated net worth test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all covenants as of March 31, 2010.

9.	NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

December 31, 2009	$ 19.5
Net income attributable to noncontrolling interests	0.5
Purchase of noncontrolling interests	(0.7)
Currency fluctuations	(0.6)
March 31, 2010	$ 18.7

In February 2010, we acquired the remaining 45 shares of DiaMed Holding AG, which were held by multiple noncontrolling shareholders.  We paid 1.5 million Swiss Francs, or approximately $1.4 million to these shareholders under the terms of the original purchase agreement dated October 1, 2007.  As this acquisition was accounted for as an equity transaction, Bio-Rad’s additional paid-in capital was reduced by $0.7 million.  Although we owned 100% of the shares of DiaMed Holding AG as of March 31, 2010, there are still outstanding noncontrolling interests in certain DiaMed Holding AG subsidiaries acquired as part of the DiaMed Holding AG acquisition.

10.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to Bio-Rad by the weighted average number of common shares outstanding for that period.  Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding.  Potential common shares are excluded from the diluted earnings per share calculation if the effect of including such securities would be anti-dilutive.

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Basic weighted average shares outstanding	27,545	27,321
Effect of potentially dilutive stock options and
restricted stock awards	527	297
Diluted weighted average common shares	28,072	27,618
Anti-dilutive shares	96	345

11.	SHARE-BASED COMPENSATION

Included in our share-based compensation expense is the cost related to stock options, restricted stock and restricted stock unit grants, and Employee Stock Purchase Plan (ESPP) stock purchases.

For the three months ended March 31, 2010 and 2009, we recognized pre-tax share-based compensation expense of $2.3 million and $2.0 million, respectively.

There were no grants for stock options, restricted stock and restricted stock units during the first quarter of 2010 or 2009.

Stock Options

The following table summarizes our stock option activity during the three months ended March 31, 2010:

		Weighted Average
	Shares	Exercise Price

Outstanding, January 1, 2010	1,206,374	$ 50.78
Granted	0	0.00
Exercised	35,413	$ 30.74
Forfeited/Expired	4,285	$ 61.93
Outstanding, March 31, 2010	1,166,676	$ 51.35
Vested and expected to vest March 31, 2010	1,152,278	$ 51.04
Exercisable, March 31, 2010	919,532	$ 45.70

Cash received from stock options exercised during the three months ended March 31, 2010 and 2009 was $1.1 million and $0.2 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised was $0.4 million for the three months ended March 31, 2010 and was nominal for the three months ended March 31, 2009.

As of March 31, 2010, there was approximately $5.6 million of total unrecognized compensation cost related to stock options granted under our stock options plans.  The cost is expected to be recognized over a weighted average period of approximately 2 years.

Restricted Stock

The following table summarizes our restricted stock activity during the three months ended March 31, 2010:

	Restricted	Weighted Average
	Stock	Grant-Date
	Shares	Fair Value

Nonvested shares, January 1, 2010	101,247	$ 82.86
Granted	0	0.00
Vested	0	0.00
Cancelled/Forfeited	(761)	$ 85.65
Nonvested shares, March 31, 2010	100,486	$ 82.84

As of March 31, 2010, there was approximately $5.6 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a weighted average period of approximately 3 years.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the three months ended March 31, 2010:

		Weighted Average
		Grant- Date
	Units	Fair Value
Outstanding, January 1, 2010	163,198	$ 77.01
Granted	0	0.00
Vested	0	0.00
Forfeited	(1,316)	$ 76.84
Outstanding, March 31, 2010	161,882	$ 77.01

As of March 31, 2010, there was approximately $8.4 million of total unrecognized compensation cost related to restricted stock units granted under the 2007 Plan.  That cost is expected to be recognized over a weighted average period of approximately 4 years.

Employee Stock Purchase Plan

We sold 19,327 shares for $1.6 million and 30,723 shares for $1.7 million under our employee stock purchase plan for the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, there were 209,277 authorized shares remaining in the employee stock purchase plan.

12.	OTHER INCOME AND EXPENSE

Other (income) expense includes the following components (in millions):

	Three Months Ended
	March 31,
	2010	2009

Interest and investment income	$ (0.8)	$ (0.9)
Net realized gains on investments	(0.3)	0.0
Other-than-temporary impairment of investments	0.0	2.5
Miscellaneous other (income) expense items	0.3	(0.4)
Other (income) expense, net	$ (0.8)	$ 1.2

Included in impairment on investments are other-than-temporary impairments on certain of our available-for-sale investments in light of the continuing declines in their market prices.  We did not believe these particular investments would recover their carrying value.

13.	INCOME TAXES

Our effective tax rate was 29% and 26% for the first three months of 2010 and 2009, respectively.  The effective tax rates for both periods presented were lower than the statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign taxes.  The higher effective tax rate for the first three months of 2010 was primarily due to the expiration of the research and development tax credit in the U.S. and an increase in the liability for uncertain tax positions.

As of March 31, 2010, we believe it is reasonably possible that our unrecognized tax benefits will decrease by up to $3.2 million in the next 12 months due to audit settlements with various tax authorities.  With respect to these unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of final settlement, if any, with the respective tax authorities.

We record liabilities related to uncertain tax positions.  We do not believe any uncertain tax positions currently pending will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

14.	COMPREHENSIVE INCOME (LOSS)

The components of our total comprehensive income (loss) are as follows (in millions):

	Three Months
	Ended March 31,
	2010	2009

Net income including noncontrolling interests	$ 35.4	$ 32.0
Currency translation adjustments	(20.8)	(45.2)
Post-employment benefits adjustments, net of tax	0.0	0.1
Net unrealized holding gains (losses) on available-for-sale investments net of tax effects of ($2.1) million and $0 for the three months ended
March 31, 2010 and 2009, respectively.	3.6	(3.3)
Reclassification adjustments for gains included in net income including noncontrolling interests, net of tax effects of ($0.1) million and $0 for
the three months ended March 31, 2010 and 2009, respectively.	0.2	0.0
Total comprehensive income (loss)	18.4	(16.4)
Comprehensive income attributable to noncontrolling interests	(0.4)	(0.2)
Comprehensive income (loss) attributable to Bio-Rad	$ 18.0	$ (16.6)

Reclassification adjustments are calculated using the specific identification method.

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2010 and 2009 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2010	$151.4	$299.8	$3.0
	2009	$140.3	$257.5	$3.1

Segment profit	2010	$11.4	$38.3	$(0.1)
	2009	$5.9	$38.1	$0.2

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

	Three Months Ended
	March 31,
	2010	2009

Total segment profit	$ 49.6	$ 44.2
Foreign exchange gains	0.2	0.8
Net corporate operating, interest and other
expense not allocated to segments	(0.8)	(0.6)
Other income (expense), net	0.8	(1.2)
Consolidated income before taxes	$ 49.8	$ 43.2

16.	LEGAL PROCEEDINGS

On May 4, 2010, we disclosed that, based on an internal review by us, we had identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA), the FCPA’s books and records and internal controls provisions and our own internal policies.  We have not assessed at this time whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC).  The Audit Committee of the Board of Directors has assumed direct responsibility for reviewing these matters and has hired experienced independent counsel to conduct an investigation and provide legal advice.  We intend to provide additional information to the DOJ and the SEC as the Audit Committee’s investigation progresses.

We are presently unable to predict the duration, scope or result of the Audit Committee’s investigation, of any investigations by the DOJ or the SEC or whether either agency will commence any legal action.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business.

In addition, we are party to various other claims, legal actions and complaints arising in the ordinary course of business.  We do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position or liquidity.  However, we cannot give any assurance regarding the ultimate outcome of these other matters and their resolution could be material to our operating results for any particular period, depending on the level of income for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2009 and this report for the quarter ended March 31, 2010.

Other than statements of historical fact, statements made in this report include forward looking statements, such as statements with respect to our future financial performance, operating results, plans and objectives that involve risk and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as, “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including among other things: changes in general domestic and worldwide economic conditions; our ability to successfully develop and market new products; our reliance on and access to necessary intellectual property; our ability to successfully integrate any acquired business; our substantial leverage and ability to service our debt; competition in and government regulation of the industries in which we operate; and the monetary policies of various countries.  We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise except as required by Federal Securities law.

Overview.  We are a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require standardization for their experiments and test results, much of our revenues are recurring.  Approximately 31% of our year-to-date 2010 consolidated net sales are from the United States and approximately 69% are from international locations.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

The market for reagents and apparatus remains good while growth rates have slowed due to both public and private grant funding being more measured.  The market for large capital equipment has slowed, as many pharmaceutical and biotechnology customers delayed or reduced their capital spending.  We are generally less impacted by trends in capital spending as lower priced reagents and apparatus comprise more than 70% of product sales.

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG (Biotest).  This 45 million Euro acquisition is expected to broaden our product offering in the area of immunohematology and provide access to the U.S. markets.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	43.4	42.9	44.0
Gross profit	56.6	57.1	56.0
Selling, general and administrative expense	33.8	35.0	33.7
Research and development expense	8.9	9.3	9.2
Net income attributable to Bio-Rad	7.7	7.5	8.1

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we have identified accounting for income taxes, valuation of goodwill and long-lived assets, valuation of inventories, warranty reserves, valuation of investments, allowance for doubtful accounts and litigation accruals as the accounting policies and estimates critical to the operations of Bio-Rad.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  For a full discussion of these policies, please refer to our Form 10-K for the period ended December 31, 2009.

Three Months Ended March 31, 2010 Compared to

Three Months Ended March 31, 2009

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the first quarter of 2010 increased 13.3% to $454.2 million from $400.9 million in the first quarter of 2009, including the Biotest acquisition contributing approximately $12.7 million to the growth in sales.  Excluding the impact of foreign currency, first quarter 2010 sales increased by approximately 7.9% compared to the same period in 2009.  Currency neutral sales growth, excluding Biotest, was reflected in all regions, but primarily for Asia Pacific, Emerging Markets and North America.

The Life Science segment sales for the first quarter of 2010 were $151.4 million, an increase of 7.9%, or 3.4% on a currency neutral basis, compared to the same period last year.  Product groups showing growth include real-time PCR instruments and reagents, and the ProteOn™ protein interaction analysis system.  Currency neutral sales growth in the Life Science segment was primarily in Asia Pacific and North America, while European sales declined.

The Clinical Diagnostics segment reported sales for the first quarter of 2010 of $299.8 million, an increase of 16.4% compared to the same period last year, with Biotest contributing approximately 4.9% to the sales growth.  On a currency neutral basis, sales increased 10.5% including Biotest compared to the first quarter in 2009.  Clinical Diagnostics product lines generating growth were clinical systems, immunohematology (excluding Biotest), quality controls products and contract manufacturing.  Sales growth excluding Biotest was primarily in Asia Pacific and Eastern Europe.

Consolidated gross margins were 56.6% for the first quarter of 2010 compared to 57.1% for the first quarter of 2009 and 56.0% for the year 2009.  Life Science segment gross margins for the first quarter of 2010 improved from the same period last year by approximately 1.6%.  The increase was primarily due to improved manufacturing overhead absorption from a reduction in costs and increased production levels.  Clinical Diagnostics segment gross margins for the first quarter of 2010 decreased by approximately 1.5% from the same period last year.  Included in the first quarter of 2010 was the Biotest acquisition, which had a negative impact on Clinical Diagnostics gross margins due to purchase accounting, and overall generally lower margins than historical segment gross margins due to current lower volumes and a current higher cost structure.  Partially offsetting this decrease in gross margins was an increase from the conversion of DiaMed distributors to direct sales and other immunohematology cost reductions.

Selling, general and administrative expenses (SG&A) represented 33.8% of sales for the first quarter of 2010 compared to 35.0% of sales for the first quarter of 2009.  Growth in absolute SG&A spending was less than sales growth.  Increases were primarily driven by currency translation and the inclusion of Biotest in the current quarter.

Research and development expense increased to $40.3 million or 8.9% of sales in the first quarter of 2010 compared to $37.2 million or 9.3% of sales in the first quarter of 2009.  Life Science segment research and development expense was relatively flat from the prior year quarter.  Life Science segment efforts concentrated on genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment research and development expense increased from the prior year period.  The majority of the increase was related to immunohematology, with additional emphasis in clinical microbiology and blood virus diagnostic tests.

Corporate Results – Other Items

Interest expense for the first quarter of 2010 increased by $6.6 million compared to the first quarter of 2009.  An additional $300 million of 8.0% Senior Subordinated Notes due in 2016 were issued in May 2009, which increased our interest expense compared to the first quarter of 2009.  Our other principal debt obligations are the 2003 and 2004 Senior Subordinated Notes totaling $425.0 million, which carry fixed rates of interest of 7.5% and 6.125%, respectively.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange gains, net for the quarter ended March 31, 2010 and 2009 was primarily attributable to market volatility, costs to hedge, and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.

Other income, net for the first quarter of 2010 was $0.8 million compared to other expense, net of $1.2 million for the first quarter of 2009.  The first quarter of 2010 included interest income and dividends on our portfolio of investments.  The first quarter of 2009 included a charge of $2.5 million of other-than-temporary impairments on short and long-term marketable equity and debt securities owned by us.  Partially offsetting these impairment charges were interest income and dividends on our portfolio of investments and miscellaneous non-operating gains and losses from the sale of property, plant and equipment.

Our effective tax rate was 29% and 26% for the first quarter of 2010 and 2009, respectively.  The effective tax rates for the first quarter of 2010 and 2009 both reflected tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign rates.  The higher effective tax rate for the first quarter of 2010 was primarily due to the expiration of the research and development tax credit in the U.S. and an increase in the liability for uncertain tax positions.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows of capital expenditure and tax expense are covered by cash flow from operations.  Our cash flow from operations is also sufficient to make interest payments.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments.

At March 31, 2010, we had available $691.8 million in cash, cash equivalents and short-term investments.  Under domestic and international lines of credit, we had $241.5 million available for borrowing as of March 31, 2010, of which $8.0 million is reserved for standby letters of credit issued by our banks to guarantee our obligations to various companies.  Included in the lines of credit is the $200.0 million Revolving Credit Facility, which expires on June 21, 2010, unless it is renewed.  We are currently evaluating our options on renewing the Revolving Credit Facility or similar arrangements.  Management believes that this availability, excluding the Revolving Credit Facility, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and future acquisitions for the foreseeable future.

Cash Flows from Operations

Net cash provided by operations was $22.3 million and $6.4 million for the three months ended March 31, 2010 and 2009, respectively.  The net improvement of $15.9 million represents the conversion of higher sales levels to cash compared to the prior periods, partially offset by higher interest payments from the $300 million bond offering in May 2009, an increase in cash paid to suppliers and employees, and higher payments on income taxes.  We continue to focus on cash flow improvements as a global company-wide goal.

Cash Flows from Investing Activities

Net capital expenditures totaled $16.1 million and $18.7 million for the three months ended March 31, 2010 and 2009, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  We anticipate accelerating expenditures in future periods to initiate expanding e-commerce platforms internationally and implementation of a global ERP system.  These projects are rolling out slower than anticipated to allow for increased due diligence.  All periods included reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase our reagents for use.

On January 6, 2010, we acquired certain diagnostic businesses of Biotest for 45 million Euros (approximately $64.9 million) in cash.  This acquisition is included in our Clinical Diagnostics segment.  We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  We are evaluating some acquisitions on a preliminary basis.  It is not certain that any of these transactions will advance beyond the preliminary stages to be completed.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $1.0 million and ($2.0) million for the three months ended March 31, 2010 and 2009, respectively.  Cash provided in 2010 was the net of proceeds from common stock, partially offset by small repayments of long-term debt.  In 2009, cash was used primarily for payments on long-term debt and line-of-credit arrangements.  We have outstanding Senior Subordinated Notes, which are not due until 2013, 2014 and 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2010, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q is hereby incorporated by reference.

Item 1A. Risk Factors

During the current quarter we added a risk factor related to a possible violation of the Foreign Corrupt Practices Act (FCPA).  All other risk factors are the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The outcome of the investigation by our audit committee or government agencies of possible violations of the Foreign Corrupt Practices Act and similar laws could have a material adverse effect on our business.

On May 4, 2010, we disclosed that, based on an internal review by us, we had identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States FCPA, the FCPA’s books and records and internal controls provisions and our own internal policies.  We have not assessed at this time whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC).  The Audit Committee of the Board of Directors has assumed direct responsibility for reviewing these matters and has hired experienced independent counsel to conduct an investigation and provide legal advice.  We intend to provide additional information to the DOJ and the SEC as the Audit Committee’s investigation progresses.

We are presently unable to predict the duration, scope or result of the Audit Committee’s investigation, of any investigations by the DOJ or the SEC or whether either agency will commence any legal action.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business.

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

A significant portion of our sales are made outside of the United States.  Our foreign subsidiaries generated 69% of our net sales in the three months ended March 31, 2010.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

We are dependent on government funding and the capital spending programs of our customers, and the effect of healthcare reform on government funding and our customers’ ability to purchase our products is uncertain.

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

Healthcare reform and the growth of managed care organizations have been and continue to be significant factors in the clinical diagnostics market.  The trend towards managed care, together with healthcare reform of the delivery system in the United States and efforts to reform in Europe, has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce costs.  Consolidation among healthcare providers has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage.  These competitive forces place constraints on the levels of overall pricing, and thus could have a material adverse effect on our profit margins for products we sell in clinical diagnostics markets.  To the extent that the healthcare industry seeks to address the need to contain costs by limiting the number of clinical tests being performed, our results of operations could be materially and adversely affected.  If these changes in the healthcare markets in the United States and Europe continue, we could be forced to alter our approach in selling, marketing, distributing and servicing our products.

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

As of March 31, 2010 we and our subsidiaries have approximately $743.1 million of outstanding indebtedness.  In addition, the indenture governing our notes permits us to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture.

The following chart shows certain important credit statistics.

At March 31, 2010
(in millions)
Total debt	$743.1
Bio-Rad’s stockholders’ equity	$1,282.2
Debt to equity ratio	0.6

The incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt; and
•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 10, 2010	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	May 10, 2010	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer