Form 10-Q
period 2010-06-30
BIO RAD LABORATORIES INC
filed 2010-08-06
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at July 28, 2010
Class A Common Stock, Par Value $0.0001 per share	22,553,445
Class B Common Stock, Par Value $0.0001 per share	5,114,586

BIO-RAD LABORATORIES, INC.
FORM 10-Q JUNE 30, 2010
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

25

Item 1. Legal Proceedings

25

Item 1A. Risk Factors

25

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

32

Item 3. Defaults Upon Senior Securities

32

Item 5. Other Information

32

Item 6. Exhibits

32

Signatures

33

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$ 467,662	$ 427,183	$ 921,896	$ 828,116
Cost of goods sold	199,354	185,221	396,461	357,253
Gross profit	268,308	241,962	525,435	470,863
Selling, general and administrative expense	156,270	143,670	309,887	283,983
Research and development expense	43,862	42,407	84,125	79,558
Income from operations	68,176	55,885	131,423	107,322
Interest expense	14,325	10,367	28,769	18,174
Foreign exchange losses, net	1,014	2,551	797	1,777
Other (income) expense, net	(2,517)	(6,307)	(3,316)	(5,148)
Income before taxes	55,354	49,274	105,173	92,519
Provision for income taxes	(16,833)	(9,974)	(31,260)	(21,176)
Net income including noncontrolling interests	38,521	39,300	73,913	71,343
Less: Net income attributable to noncontrolling interests	(564)	(1,331)	(1,095)	(3,109)
Net income attributable to Bio-Rad	$ 37,957	$ 37,969	$ 72,818	$ 68,234

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$ 1.37	$ 1.39	$ 2.64	$ 2.50
Weighted average common shares - basic	27,606	27,370	27,575	27,346

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$ 1.35	$ 1.37	$ 2.59	$ 2.47
Weighted average common shares - diluted	28,125	27,742	28,097	27,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$ 614,223	$ 649,938
Short-term investments	103,486	94,876
Accounts receivable, net	335,354	345,734
Inventories, net	370,272	351,206
Prepaid expenses, taxes and other current assets	132,492	120,920
Total current assets	1,555,827	1,562,674
Property, plant and equipment, net	305,936	302,417
Goodwill, net	329,386	327,626
Purchased intangibles, net	199,922	204,779
Other assets	136,053	138,357
Total assets	$ 2,527,124	$ 2,535,853

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 95,161	$ 92,988
Accrued payroll and employee benefits	111,518	126,702
Notes payable and current maturities of long-term debt	9,750	5,132
Income and other taxes payable	44,003	42,322
Accrued royalties	26,772	46,692
Other current liabilities	102,291	106,136
Total current liabilities	389,495	419,972
Long-term debt, net of current maturities	734,339	737,919
Other long-term liabilities	100,558	98,749
Total liabilities	1,224,392	1,256,640

STOCKHOLDERS’ EQUITY:
Bio-Rad stockholders’ equity:
Preferred stock	0	0
Class A common stock	2	2
Class B common stock	1	1
Additional paid-in capital	140,733	130,444
Retained earnings	1,069,015	996,197
Accumulated other comprehensive income	75,380	133,082
Total Bio-Rad stockholders’ equity	1,285,131	1,259,726
Noncontrolling interests	17,601	19,487
Total stockholders’ equity	1,302,732	1,279,213
Total liabilities and stockholders’ equity	$ 2,527,124	$ 2,535,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Cash received from customers	$ 891,658	$ 831,208
Cash paid to suppliers and employees	(779,464)	(698,527)
Interest paid	(27,861)	(15,340)
Income tax payments	(28,169)	(13,220)
Miscellaneous receipts, net	3,023	7,830
Excess tax benefits from share-based compensation	(532)	(88)
Net cash provided by operating activities	58,655	111,863

Cash flows from investing activities:
Capital expenditures, net	(35,555)	(33,395)
Payments for acquisitions, net of cash received, and long-term investments	(67,345)	(33,805)
Payments on purchases of intangible assets	(2,031)	(5,360)
Purchases of marketable securities and investments	(109,456)	(21,697)
Sales and maturities of marketable securities and investments	98,089	23,382
Proceeds from foreign currency economic hedges, net	13,149	105
Net cash used in investing activities	(103,149)	(70,770)

Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(449)	(2,228)
Long-term borrowings	2,000	294,750
Payments on long-term borrowings	(2,940)	(3,585)
Proceeds from issuance of common stock	5,623	4,396
Debt issuance costs on long-term borrowings	(575)	(2,316)
Excess tax benefits from share-based compensation	532	88
Net cash provided by financing activities	4,191	291,105

Effect of foreign exchange rate changes on cash	4,588	(3,248)
Net (decrease) increase in cash and cash equivalents	(35,715)	328,950
Cash and cash equivalents at beginning of period	649,938	204,524
Cash and cash equivalents at end of period	$ 614,223	$ 533,474

Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$ 73,913	$ 71,343
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	53,633	47,765
Share-based compensation	4,824	4,117
Excess tax benefits from share-based compensation	(532)	(88)
(Increase) decrease in accounts receivable	(9,710)	6,982
(Increase) decrease in inventories	(12,970)	1,165
(Increase) decrease in other current assets	(16,608)	8,600
Decrease in accounts payable and other current liabilities	(23,295)	(34,959)
Increase in income taxes payable	9,555	10,722
Foreign currency economic hedges, net	(13,149)	(105)
Other	(7,006)	(3,679)
Net cash provided by operating activities	$ 58,655	$ 111,863

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

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG (Biotest) for 45 million Euros (approximately $64.9 million) in cash.  The acquisition was accounted for as a business combination.  The operating results of these businesses are included in our Clinical Diagnostics segment.  The purchase price allocation reflected $30.9 million of net tangible assets and $21.2 million of intangible assets based upon management’s estimate of relative fair values of the assets acquired and liabilities assumed on the acquisition date.  Further, goodwill of $12.8 million was recorded as the excess of the consideration transferred over the fair values of the identifiable net assets acquired.  The goodwill recorded will not be deductible for tax purposes.  Integrating the acquired portion of Biotest's diagnostic businesses into Bio-Rad's product portfolio is expected to broaden our product offering in the area of immunohematology and provide Bio-Rad access to the U.S. markets with a range of products.

3.	FAIR VALUE MEASUREMENTS

We determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs.  This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1	Quoted prices in active markets for identical instruments
•	Level 2	Other significant observable inputs (including quoted prices in active markets for similar instruments)
•	Level 3	Significant unobservable inputs (including assumptions in determining the fair value of certain investments)

Financial assets carried at fair value on a recurring basis as of June 30, 2010 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Assets:
Cash equivalents (a):
Commercial paper	$ 0.0	$ 162.3	$ 162.3
Time deposits	85.3	0.0	85.3
Treasury bills	0.0	6.5	6.5
Money market funds	31.8	0.0	31.8
Municipals	0.0	1.0	1.0
Available-for-sale investments (b):
Corporate debt securities	0.0	48.9	48.9
Foreign government obligations	0.0	4.2	4.2
U.S. government sponsored agencies	0.0	34.8	34.8
Municipal obligations	0.0	6.4	6.4
Marketable equity securities	64.0	0.0	64.0
Asset-backed securities:
Collateralized mortgage obligations	0.0	0.3	0.3
Other mortgage-backed securities	0.0	3.5	3.5
Other	0.0	0.3	0.3
Forward foreign exchange contracts (c)	0.0	2.1	2.1
Total Assets	$ 181.1	$ 270.3	$ 451.4

(a)

Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)

Available-for-sale investments of $103.5 million are included in Short-term investments and $58.9 million are included in Other assets in the Condensed Consolidated Balance Sheets.

(c)

Forward foreign exchange contracts are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

To estimate the fair value of Level 2 debt securities, excluding commercial paper and U.S. Treasury bills and notes, we examine quarterly the pricing provided by two pricing services and we obtain indicative market prices when there was insufficient correlation between the pricing services.  To estimate the fair value of Level 2 commercial paper and U.S. Treasury bills and notes we examine quarterly the pricing from our primary pricing service to ensure consistency with other similar securities.  As a result of our analysis as of June 30, 2010, we utilized our primary pricing service for all Level 2 debt securities for consistency since the results did not require the use of alternative pricing.

In addition, we review for investment securities that may trade in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  As of June 30, 2010, we did not have any investment securities in illiquid or inactive markets.

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

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The fair value of these contracts was derived using the spot rates published in the Wall Street Journal on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are recorded as Foreign exchange (gains) losses in the Condensed Consolidated Statements of Income.  The cash flows related to these contracts are classified as Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.  At June 30, 2010, we had contracts maturing in July through September 2010 to sell foreign currency with a notional value of $74.5 million and an unrealized gain of $0.5 million.  Contracts to purchase foreign currency had a notional value of $302.5 million with an unrealized gain of $1.7 million.

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

As of June 30, 2010 and December 31, 2009, we did not hold any financial assets that use Level 3 inputs to determine fair value.

Available-for-sale investments consist of the following (in millions):

	June 30, 2010
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 48.9	$ 0.0	$ 0.0	$ 48.9
Municipal obligations	6.4	0.0	0.0	6.4
Asset-backed securities	1.0	0.0	0.0	1.0
U.S. government sponsored agencies	34.8	0.0	0.0	34.8
Foreign government obligations	4.2	0.0	0.0	4.2
Marketable equity securities	8.8	0.3	(0.9)	8.2
	104.1	0.3	(0.9)	103.5
Long-term investments:
Marketable equity securities	34.7	22.0	(0.6)	56.1
Asset-backed securities	3.0	0.1	(0.3)	2.8
	37.7	22.1	(0.9)	58.9

Total	$ 141.8	$ 22.4	$ (1.8)	$ 162.4

	December 31, 2009
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 23.8	$ 0.0	$ 0.0	$ 23.8
Municipal obligations	2.4	0.0	0.0	2.4
Asset-backed securities	0.9	0.0	0.0	0.9
U.S. government sponsored agencies	41.5	0.0	0.0	41.5
Foreign government obligations	17.9	0.0	0.0	17.9
Marketable equity securities	8.6	0.4	(0.6)	8.4
	95.1	0.4	(0.6)	94.9
Long-term investments:
Marketable equity securities	29.9	26.4	(0.3)	56.0
Asset-backed securities	5.0	0.2	(0.6)	4.6
	34.9	26.6	(0.9)	60.6

Total	$ 130.0	$ 27.0	$ (1.5)	$ 155.5

For both periods ended June 30, 2010 and December 31, 2009, we had investments with gross unrealized losses of $1.5 million that were in a loss position for 12 months or more.  The number of investment positions that were in an unrealized loss position were 22 and 37 as of June 30, 2010 and December 31, 2009, respectively.

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2010.

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2010 by contractual maturity date (in millions):

	Amortized	Fair
	Cost	Value

Mature in less than one year	$ 94.4	$ 94.4
Mature in one to five years	0.0	0.0
Mature in more than five years	3.9	3.7
Total	$ 98.3	$ 98.1

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

The estimated fair value of our financial instruments is as follows (in millions):

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other assets	$ 101.1	$ 124.2	$ 101.8	$ 119.6
Total long-term debt, excluding leases	$ 720.4	$ 732.9	$ 720.1	$ 734.1

We own shares of ordinary voting stock of Sartorius AG, of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own approximately 29% of the outstanding voting shares of Sartorius as of June 30, 2010.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares.  We do not have any representative or designee on Sartorius’ board of directors, nor do we have any other influence over the operating and financial policies of Sartorius.  Therefore, we account for this investment using the cost method.  This investment is included in Other assets in our Condensed Consolidated Balance Sheets.

4.	INVENTORIES

The principal components of inventories are as follows (in millions):

	June 30,	December 31,
	2010	2009

Raw materials	$ 76.5	$ 68.2
Work in process	113.4	97.5
Finished goods	180.4	185.5
Inventories, net	$ 370.3	$ 351.2

5.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows (in millions):

	June 30,	December 31,
	2010	2009

Land and improvements	$ 17.6	$ 16.8
Buildings and leasehold improvements	218.0	204.6
Equipment	501.4	506.7
	737.0	728.1
Accumulated depreciation	(431.1)	(425.7)
Property, plant and equipment, net	$ 305.9	$ 302.4

Proceeds from the sale of property, plant and equipment of $0.3 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively, are included in Capital expenditures, net in the Condensed Consolidated Statements of Cash Flows.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life	Clinical
	Science	Diagnostics	Total
Balances as of January 1, 2010:
Goodwill	$ 70.7	$ 284.1	$ 354.8
Accumulated impairment losses	(27.2)	0.0	(27.2)
Goodwill, net	43.5	284.1	327.6

Acquisitions	0.0	12.8	12.8
Currency fluctuations	0.0	(11.0)	(11.0)
	0.0	1.8	1.8
Balances as of June 30, 2010:
Goodwill	70.7	285.9	356.6
Accumulated impairment losses	(27.2)	0.0	(27.2)
Goodwill, net	$ 43.5	$ 285.9	$ 329.4

In conjunction with the acquisition of certain businesses of Biotest in January 2010 (see Note 2), we acquired $12.8 million of goodwill and $21.2 million of intangible assets: $7.5 million of customer relationships, $9.5 million of developed product technology and $4.2 million of tradenames.

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	June 30, 2010
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount
Customer relationships/lists	1-14	$ 91.8	$ (18.4)	$ 73.4
Know how	1-7	80.3	(24.1)	56.2
Developed product technology	1-12	44.3	(15.3)	29.0
Licenses	2-10	38.2	(13.8)	24.4
Tradenames	2-12	26.3	(11.2)	15.1
Covenants not to compete	1-8	5.7	(3.9)	1.8
Patents	0	1.0	(1.0)	0.0
Other	2	0.1	(0.1)	0.0
		$ 287.7	$ (87.8)	$ 199.9

	December 31, 2009
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount
Customer relationships/lists	1-14	$ 90.3	$ (15.9)	$ 74.4
Know how	1-7	92.0	(28.5)	63.5
Developed product technology	1-12	40.5	(16.5)	24.0
Licenses	2-11	37.6	(12.2)	25.4
Tradenames	3-12	23.6	(8.8)	14.8
Covenants not to compete	2-9	6.0	(3.4)	2.6
Patents	1	1.0	(0.9)	0.1
Other	2	0.1	(0.1)	0.0
		$ 291.1	$ (86.3)	$ 204.8

Amortization expense related to purchased intangible assets for the three months ended June 30, 2010 and 2009 was $8.1 million and $7.8 million, respectively.  Amortization expense related to purchased intangible assets for the six months ended June 30, 2010 and 2009 was $16.8 million and $15.0 million, respectively.  Estimated future amortization expense (based on existing intangible assets) for the years ending December 31, 2011, 2012, 2013, 2014 and 2015 is $33.1 million, $30.0 million, $25.8 million, $22.9 million and $20.5 million, respectively.

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

2010

January 1	$ 16.1
Provision for warranty	9.1
Actual warranty costs	(9.5)
June 30	$ 15.7

8.	LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30,	December 31,
	2010	2009

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	200.0	200.0
8.0% Senior Subordinated Notes	295.4	295.1
Capital leases and other debt	23.2	22.5
	743.6	742.6
Less current maturities	(9.3)	(4.7)
Long-term debt	$ 734.3	$ 737.9

In June 2010, Bio-Rad entered into a $200.0 million Amended and Restated Credit Agreement (Credit Agreement).  Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes.  We had no outstanding balance under the Credit Agreement as of June 30, 2010.  The Credit Agreement expires on June 21, 2014.

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

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement, the 6.125% Notes, the 7.5% Notes and the 8.0% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test and an interest coverage test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all covenants as of June 30, 2010.

9.	NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

December 31, 2009	$19.5
Net income attributable to noncontrolling interests	1.1
Purchase of noncontrolling interests	(0.7)
Currency fluctuations	(2.3)
June 30, 2010	$ 17.6

In February 2010, we acquired the remaining 45 shares of DiaMed Holding AG, which were held by multiple noncontrolling shareholders.  We paid 1.5 million Swiss Francs, or approximately $1.4 million to these shareholders under the terms of the original purchase agreement dated October 1, 2007.  As this acquisition was accounted for as an equity transaction, Bio-Rad’s additional paid-in capital was reduced by $0.7 million.  Although we owned 100% of the shares of DiaMed Holding AG as of June 30, 2010, there are still outstanding noncontrolling interests in certain DiaMed Holding AG subsidiaries acquired as part of the DiaMed Holding AG acquisition.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic weighted average shares outstanding	27,606	27,370	27,575	27,346
Effect of potentially dilutive stock options
and restricted stock awards	519	372	522	335
Diluted weighted average common shares	28,125	27,742	28,097	27,681
Anti-dilutive shares	96	301	96	316

11.	SHARE-BASED COMPENSATION

Included in our share-based compensation expense is the cost related to stock options, restricted stock and restricted stock unit grants, and Employee Stock Purchase Plan (ESPP) stock purchases.

For the three months ended June 30, 2010 and 2009, we recognized pre-tax share-based compensation expense of $2.5 million and $2.1 million, respectively.  For the six months ended June 30, 2010 and 2009, we recognized pre-tax share-based compensation expense of $4.8 million and $4.1 million, respectively.

Stock Options

The following table summarizes our stock option activity during the six months ended June 30, 2010:

		Weighted Average
	Shares	Exercise Price

Outstanding, January 1, 2010	1,206,374	$ 50.78
Granted	0	0
Exercised	(62,813)	$ 37.55
Forfeited/Expired	(4,735)	$ 61.52
Outstanding, June 30, 2010	1,138,826	$ 51.47
Vested and expected to vest June 30, 2010	1,126,355	$ 51.19
Exercisable, June 30, 2010	968,404	$ 47.48

Cash received from stock options exercised during the three months ended June 30, 2010 and 2009 was $1.3 million and $1.0 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised was $1.4 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively.  Cash received from stock options exercised during the six months ended June 30, 2010 and 2009 was $2.4 million and $1.2 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised was $1.8 million and $0.7 million for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, there was approximately $4.9 million of total unrecognized compensation cost related to stock options granted under our stock options plans.  The cost is expected to be recognized over a weighted average period of approximately 2 years.

Restricted Stock

The following table summarizes our restricted stock activity during the six months ended June 30, 2010:

	Restricted	Weighted Average
	Stock	Grant-Date
	Shares	Fair Value

Nonvested shares, January 1, 2010	101,247	$ 82.86
Granted	0	0
Vested	(14,762)	$ 88.09
Cancelled/Forfeited	(931)	$ 84.85
Nonvested shares, June 30, 2010	85,554	$ 81.94

As of June 30, 2010, there was approximately $5.1 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a weighted average period of approximately 3 years.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the six months ended June 30, 2010:

		Weighted Average
		Grant-Date
	Units	Fair Value
Outstanding, January 1, 2010	163,198	$ 77.01
Granted	0	0
Vested	(29,267)	$ 78.90
Forfeited	(3,706)	$ 78.28
Outstanding, June 30, 2010	130,225	$ 76.55

As of June 30, 2010, there was approximately $7.8 million of total unrecognized compensation cost related to restricted stock units granted under the 2007 Plan.  That cost is expected to be recognized over a weighted average period of approximately 4 years.

Employee Stock Purchase Plan

We sold 23,282 shares for $1.7 million and 26,730 shares for $1.5 million under our employee stock purchase plan for the three months ended June 30, 2010 and 2009, respectively.  We sold 42,609 shares for $3.3 million and 57,453 shares for $3.2 million under our employee stock purchase plan for the six months ended June 30, 2010 and 2009, respectively.  At June 30, 2010, there were 185,995 authorized shares remaining in the employee stock purchase plan.

12.	OTHER (INCOME) EXPENSE, NET

Other (income) expense includes the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest and investment income	$ (2.8)	$ (2.9)	$ (3.6)	$ (3.8)
Net realized gains on investments	0.0	0.0	(0.3)	0.0
Other-than-temporary impairment of investments	0.0	0.0	0.0	2.5
Miscellaneous other (income) expense items	0.3	(3.4)	0.6	(3.8)
Other (income) expense, net	$ (2.5)	$ (6.3)	$ (3.3)	$ (5.1)

Included in impairment on investments are other-than-temporary impairments on certain of our available-for-sale investments in light of the continuing declines in their market prices.  We did not believe these particular investments would recover their carrying value.

13.	INCOME TAXES

Our effective tax rate was 30% and 20% for the three months ended June 30, 2010 and 2009, respectively.  Our effective tax rate was 30% and 23% for the six months ended June 30, 2010 and 2009, respectively.  The effective tax rates for all periods presented were lower than the statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign taxes.  The higher effective tax rates for the three and six months ended June 30, 2010 were primarily due to a decline in the percentage of total earnings earned in lower tax jurisdictions, the expiration of the research and development tax credit in the U.S. and an increase in the liability for uncertain tax positions.

As of June 30, 2010, we believe it is reasonably possible that our unrecognized tax benefits will decrease by up to $3.4 million in the next 12 months due to audit settlements with various tax authorities.  With respect to these unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of final settlement, if any, with the respective tax authorities.

We record liabilities related to uncertain tax positions.  We do not believe any uncertain tax positions currently pending will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

14.	COMPREHENSIVE INCOME (LOSS)

The components of our total comprehensive income (loss) are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income including noncontrolling interests	$ 38.5	$ 39.3	$ 73.9	$ 71.3
Currency translation adjustments	(35.5)	44.3	(56.3)	(1.0)
Post-employment benefits, net of tax	0.0	0.0	0.0	0.1
Net unrealized holding gains (losses) on available-
for-sale investments net of tax effects of
$4.1 million and $2.0 million for the three and
six months ended June 30, 2010, respectively.
There was no tax effect for the three or
six months ended June 30, 2009.	(7.0)	9.8	(3.4)	4.1
Reclassification adjustments for gains (losses)
included in net income including noncontrolling
interests, net of tax effects of zero for the three
months and ($0.1) million for the six months ended
June 30, 2010. There was no tax effect for the three
or six months ended June 30, 2009.	0.0	0.0	0.2	2.5
Total comprehensive income (loss)	(4.0)	93.4	14.4	77.0
Less: comprehensive income (loss) attributable to
noncontrolling interests	(1.1)	2.3	(0.7)	2.5
Comprehensive income (loss) attributable to Bio-Rad	$ (2.9)	$ 91.1	$ 15.1	$ 74.5

Reclassification adjustments are calculated using the specific identification method.

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2010 and 2009 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2010	$150.7	$314.1	$2.9
	2009	$149.7	$274.3	$3.2

Segment profit	2010	$7.7	$46.8	$0.2
	2009	$9.5	$36.6	$0.1

Information regarding industry segments for the six months ended June 30, 2010 and 2009 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2010	$302.0	$613.9	$6.0
	2009	$290.1	$531.9	$6.1

Segment profit	2010	$19.1	$85.1	$0.1
	2009	$15.5	$74.7	$0.3

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Total segment profit	$ 54.7	$ 46.2	$ 104.3	$ 90.5
Foreign exchange losses	(1.0)	(2.6)	(0.8)	(1.8)
Net corporate operating, interest and other
expense not allocated to segments	(0.8)	(0.6)	(1.6)	(1.3)
Other income, net	2.5	6.3	3.3	5.1
Consolidated income before taxes	$ 55.4	$ 49.3	$ 105.2	$ 92.5

16.	LEGAL PROCEEDINGS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2009 and this report for the three and six months ended June 30, 2010.

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

Overview.  We are a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require standardization for their experiments and test results, much of our revenues are recurring.  Approximately 32% of our year-to-date 2010 consolidated net sales are from the United States and approximately 68% are from international locations.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

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

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG (Biotest).  This 45 million Euro acquisition is expected to broaden our product offering in the area of immunohematology and provide access to the U.S. markets for these products.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.6	43.4	43.0	43.1
Gross profit	57.4	56.6	57.0	56.9
Selling, general and administrative expense	33.4	33.6	33.6	34.3
Research and development expense	9.4	9.9	9.1	9.6
Net income attributable to Bio-Rad	8.1	8.9	7.9	8.2

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the six months ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  For a full discussion of these policies, please refer to our Form 10-K for the period ended December 31, 2009.

Three Months Ended June 30, 2010 Compared to

Three Months Ended June 30, 2009

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the second quarter of 2010 increased 9.5% to $467.7 million from $427.2 million in the second quarter of 2009, with Biotest contributing approximately $14.5 million to the growth in sales.  Excluding the impact of foreign currency, second quarter 2010 sales increased by approximately 9.0% compared to the same period in 2009.  Currency neutral sales growth, excluding Biotest, was reflected in all regions, but primarily for Asia Pacific and Emerging Markets.

The Life Science segment sales for the second quarter of 2010 was relatively flat with sales of $150.7 million compared to $149.7 million in the same period last year.  On a currency neutral basis, there was a slight decrease in sales for the second quarter of 2010 compared to the second quarter of 2009.  We have seen weakness in government support and spending for research and development, especially in Europe.

The Clinical Diagnostics segment reported sales for the second quarter of 2010 of $314.1 million, an increase of 14.5% compared to the same period last year, with Biotest contributing approximately 5.3% to the sales growth.  On a currency neutral basis, sales increased 14.1% including Biotest compared to the second quarter of 2009.  Clinical Diagnostics product lines showing growth were immunohematology (before the contribution of Biotest), quality controls and reagent products.  The most significant sales growth was in the Asia Pacific and Emerging Markets regions.

Consolidated gross margins were 57.4% for the second quarter of 2010 compared to 56.6% for the second quarter of 2009.  Life Science segment gross margins for the second quarter of 2010 improved from the same period last year by approximately 1.6%.  The increase was primarily due to improved manufacturing overhead absorption and a reduction in costs.  Clinical Diagnostics segment gross margins for the second quarter of 2010 were relatively flat compared to the same period last year.  Biotest had a negative impact on Clinical Diagnostics gross margins primarily due to overall generally lower margins than historical segment gross margins as a result of purchase accounting, lower volumes related to total capacity and a current higher cost structure.  Increases in Clinical Diagnostics gross margins were from the settlement of intellectual property disputes.

Selling, general and administrative expenses (SG&A) represented 33.4% of sales for the second quarter of 2010 compared to 33.6% of sales for the second quarter of 2009.  Growth in absolute SG&A spending was less than sales growth.  Increases were primarily driven by employee related costs, marketing, travel, and professional services.

Research and development expense increased to $43.9 million in the second quarter of 2010 compared to $42.4 million in the second quarter of 2009.  Life Science segment research and development expense increased from the prior year quarter.  Life Science segment efforts concentrated on genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment research and development expense was flat compared to the prior year period as the prior year had larger spending for the recently released IH 1000 blood typing system and the spending increased during the second quarter of 2010 for other projects.

Corporate Results – Other Items

Interest expense for the second quarter of 2010 increased by $4.0 million compared to the second quarter of 2009.  An additional $300 million of 8.0% Senior Subordinated Notes due in 2016 were issued in May 2009, which increased our interest expense compared to the second quarter of 2009.  Our other principal debt obligations are the 2003 and 2004 Senior Subordinated Notes totaling $425.0 million, which carry fixed rates of interest of 7.5% and 6.125%, respectively.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended June 30, 2010 and 2009 were primarily attributable to market volatility, costs to hedge, and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.

Other income, net for the second quarter of 2010 was $2.5 million compared to $6.3 million for the second quarter of 2009, a decrease of $3.8 million.  The decrease primarily resulted from non-recurring income of $4.6 million in 2009 related to the relief of a foreign non-income based tax obligation.

Our effective tax rate was 30% and 20% for the second quarter of 2010 and 2009, respectively.  The effective tax rates for the second quarter of 2010 and 2009 both reflected tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign rates.  The higher effective tax rate for the second quarter of 2010 was primarily due to a decline in the percentage of total earnings earned in lower tax jurisdictions, the expiration of the research and development tax credit in the U.S. and an increase in the liability for uncertain tax positions.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Six Months Ended June 30, 2010 Compared to

Six Months Ended June 30, 2009

Corporate Results – Sales, Margins and Expenses

Net sales (sales) in the first half of 2010 increased 11.3% to $921.9 million from $828.1 million in the first half of 2009, with Biotest contributing approximately $27.2 million to the growth in sales.  Excluding the impact of foreign currency, second quarter 2010 sales increased by approximately 8.4% compared to the same period in 2009.  Currency neutral sales growth, excluding Biotest, was achieved in all regions, but primarily in Asia Pacific and Emerging Markets.

The Life Science segment sales for the first half of 2010 were $302.0 million, an increase of 4.1%, or 1.6% on a currency neutral basis, compared to the same period last year.  Sales growth was primarily attributed to real-time PCR products, offset by general market weakness, especially in Europe.  Currency neutral sales growth in the Life Science segment was primarily in Asia Pacific and North America, while European sales declined.

The Clinical Diagnostics segment reported sales for the first half of 2010 of $613.9 million, an increase of 15.4% compared to the same period last year, with Biotest contributing approximately 5.1% to the sales growth.  On a currency neutral basis, sales increased 12.3% including Biotest compared to the first half of 2009.  Clinical Diagnostics product lines generating growth were immunohematology (before the contribution of Biotest), quality controls and reagent products.  Sales growth was primarily in Asia Pacific.

Consolidated gross margins were 57.0% for the first half of 2010 compared to 56.9% for the first half of 2009.  Life Science segment gross margins for the first half of 2010 improved from the same period last year by approximately 1.6%.  The increase was primarily due to improved manufacturing overhead absorption and a reduction in costs.  Clinical Diagnostics segment gross margins for the first half of 2010 decreased by approximately 0.7% from the same period last year.  The Biotest acquisition had a negative impact on Clinical Diagnostics gross margins due to purchase accounting and overall generally lower margins than historical segment gross margins as a result of current lower volumes and a current higher cost structure.  Offsetting this decrease in gross margins was the settlement of intellectual property disputes.

Selling, general and administrative expenses (SG&A) represented 33.6% of sales for the first half of 2010 compared to 34.3% of sales for the first half of 2009.  Growth in absolute SG&A spending was less than sales growth.  Increases were primarily driven by employee related costs, marketing, travel and professional services.

Research and development expense increased to $84.1 million in the first half of 2010 compared to $79.6 million in the first half of 2009.  Life Science segment research and development expense increased from the prior year period.  Life Science segment efforts concentrated on genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment research and development expense increased from the prior year period.  The majority of the increase was related to immunohematology, with additional emphasis in clinical systems, clinical microbiology and blood virus diagnostic tests.

Corporate Results – Other Items

Interest expense for the first half of 2010 increased by $10.6 million compared to the first half of 2009.  An additional $300 million of 8.0% Senior Subordinated Notes due in 2016 were issued in May 2009, which increased our interest expense compared to the prior year period.  Our other principal debt obligations are the 2003 and 2004 Senior Subordinated Notes totaling $425.0 million, which carry fixed rates of interest of 7.5% and 6.125%, respectively.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the six months ended June 30, 2010 and 2009 were primarily attributable to market volatility, costs to hedge and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.

Other income, net for the first half of 2010 was $3.3 million compared to $5.1 million for the first half of 2009.  The decrease primarily resulted from non-recurring income of $4.6 million in 2009 related to the relief of a foreign non-income based tax obligation, partially offset by $2.5 million of other-than-temporary impairment of investments.

Our effective tax rate was 30% and 23% for the first half of 2010 and 2009, respectively.  The effective tax rates for the first half of 2010 and 2009 both reflected tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign rates.  The higher effective tax rate for the first half of 2010 was primarily due to a decline in the percentage of total earnings earned in lower tax jurisdictions, the expiration of the research and development tax credit in the U.S. and an increase in the liability for uncertain tax positions.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows of capital expenditure and tax expense are covered by cash flow from operations.  Our cash flow from operations is also sufficient to make interest payments.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that was entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding balance under the Credit Agreement as of June 30, 2010.  The Credit Agreement expires on June 21, 2014.

At June 30, 2010, we had available $717.7 million in cash, cash equivalents and short-term investments.  Under domestic and international lines of credit, we had $247.0 million available for borrowing as of June 30, 2010, of which $12.6 million is reserved for standby letters of credit issued by our banks to guarantee our obligations to various companies.  Management believes that this availability together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and future acquisitions for the foreseeable future.

Cash Flows from Operations

Net cash provided by operations was $58.7 million and $111.9 million for the six months ended June 30, 2010 and 2009, respectively.  The net decrease of $53.2 million primarily represents an increase in cash paid to suppliers including higher royalty payments and settlement payments of intellectual property disputes, higher payments on income taxes and higher interest payments from the $300 million bond offering in May 2009, partially offset by an increase in cash received from customers compared to the prior periods.  Cash received from customers was at a slower rate than expected in 2010 due to a slowdown of cash collections in some European countries.  We continue to focus on cash flow improvements as a global company-wide goal.

Cash Flows from Investing Activities

Net capital expenditures totaled $35.6 million and $33.4 million for the six months ended June 30, 2010 and 2009, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  We anticipate accelerating expenditures in future periods to initiate expanding e-commerce platforms internationally and implementation of a global ERP system.  These projects have not had the anticipated cash outflow as we have increased our due diligence in the selection of a system provider.  All periods included reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase our reagents for use.

On January 6, 2010, we acquired certain diagnostic businesses of Biotest for 45 million Euros (approximately $64.9 million) in cash.  This acquisition is included in our Clinical Diagnostics segment.  We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  It is not certain that any of these transactions will advance beyond the preliminary stages to completion.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.2 million and $291.1 million for the six months ended June 30, 2010 and 2009, respectively.  Cash provided in 2010 was primarily due to net proceeds from common stock, partially offset by repayments of long-term debt.  Cash provided in 2009 was primarily due to the $300 million 8.0% Senior Subordinated Notes due in 2016 that was issued in May 2009.  We have outstanding Senior Subordinated Notes due in 2013, 2014 and 2016 of $225.0 million, $200.0 million and $300.0 million, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2010, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 1A. Risk Factors

During 2010 we added a risk factor related to a possible violation of the Foreign Corrupt Practices Act (FCPA).  All other risk factors are the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

A significant portion of our sales are made outside of the United States.  Our foreign subsidiaries generated 68% of our net sales in the six months ended June 30, 2010.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

As of June 30, 2010 we and our subsidiaries have approximately $743.6 million of outstanding indebtedness.  In addition, the indenture governing our notes permits us to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture.

The following chart shows certain important credit statistics.
At June 30, 2010
(in millions)
Total debt	$743.6
Bio-Rad’s stockholders’ equity	$1,285.1
Debt to equity ratio	57.9

The incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt; and
•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

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

Our existing credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

Exhibit No.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from this report, formatted in XBRL (Extensible Business Reporting
Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed
Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows,
and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	August 6, 2010	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	August 6, 2010	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer