Form 10-Q
period 2010-09-30
BIO RAD LABORATORIES INC
filed 2010-11-09
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding
12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at October 27, 2010
Class A Common Stock, Par Value $0.0001 per share	22,616,016
Class B Common Stock, Par Value $0.0001 per share	5,182,843

BIO-RAD LABORATORIES, INC.
FORM 10-Q SEPTEMBER 30, 2010
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

27

Item 1. Legal Proceedings

27

Item 1A. Risk Factors

27

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

35

Item 3. Defaults Upon Senior Securities

35

Item 5. Other Information

35

Item 6. Exhibits

35

Signatures

36

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$ 471,502	$ 461,055	$ 1,393,398	$ 1,289,171
Cost of goods sold	205,172	200,545	601,633	557,797
Gross profit	266,330	260,510	791,765	731,374
Selling, general and administrative expense	148,654	153,623	458,541	437,606
Research and development expense	42,874	39,516	126,999	119,075
Income from operations	74,802	67,371	206,225	174,693
Interest expense	14,400	14,487	43,169	32,661
Foreign exchange losses, net	2,749	1,472	3,546	3,249
Other (income) expense, net	(256)	192	(3,572)	(4,956)
Income before taxes	57,909	51,220	163,082	143,739
Provision for income taxes	(12,824)	(11,920)	(44,084)	(33,096)
Net income including noncontrolling interests	45,085	39,300	118,998	110,643
Less: Net income attributable to noncontrolling interests	(321)	(776)	(1,416)	(3,885)
Net income attributable to Bio-Rad	$ 44,764	$ 38,524	$ 117,582	$ 106,758

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$ 1.62	$ 1.40	$ 4.26	$ 3.90
Weighted average common shares - basic	27,697	27,431	27,616	27,375

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$ 1.59	$ 1.38	$ 4.18	$ 3.85
Weighted average common shares - diluted	28,103	27,875	28,110	27,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$ 630,640	$ 649,938
Short-term investments	107,360	94,876
Accounts receivable, net	368,603	345,734
Inventories, net	402,883	351,206
Prepaid expenses, taxes and other current assets	142,223	120,920
Total current assets	1,651,709	1,562,674
Property, plant and equipment, net	321,507	302,417
Goodwill, net	351,860	327,626
Purchased intangibles, net	206,616	204,779
Other assets	150,512	138,357
Total assets	$ 2,682,204	$ 2,535,853

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 99,120	$ 92,988
Accrued payroll and employee benefits	120,171	126,702
Notes payable and current maturities of long-term debt	9,161	5,132
Income and other taxes payable	52,176	42,322
Accrued royalties	24,877	46,692
Other current liabilities	105,189	106,136
Total current liabilities	410,694	419,972
Long-term debt, net of current maturities	733,574	737,919
Other long-term liabilities	109,804	98,749
Total liabilities	1,254,072	1,256,640

STOCKHOLDERS’ EQUITY:
Bio-Rad stockholders’ equity:
Preferred stock	0	0
Class A common stock	2	2
Class B common stock	1	1
Additional paid-in capital	150,136	130,444
Retained earnings	1,113,779	996,197
Accumulated other comprehensive income	159,914	133,082
Total Bio-Rad stockholders’ equity	1,423,832	1,259,726
Noncontrolling interests	4,300	19,487
Total stockholders’ equity	1,428,132	1,279,213
Total liabilities and stockholders’ equity	$ 2,682,204	$ 2,535,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Cash received from customers	$ 1,367,777	$ 1,291,054
Cash paid to suppliers and employees	(1,143,699)	(1,030,153)
Interest paid	(48,812)	(31,511)
Income tax payments	(50,254)	(27,746)
Miscellaneous receipts, net	3,193	8,088
Excess tax benefits from share-based compensation	(2,684)	(380)
Net cash provided by operating activities	125,521	209,352

Cash flows from investing activities:
Capital expenditures, net	(55,757)	(48,931)
Payments for acquisitions, net of cash received, and long-term investments	(88,694)	(35,937)
Payments on purchases of intangible assets	(2,715)	(7,430)
Purchases of marketable securities and investments	(178,716)	(91,484)
Sales and maturities of marketable securities and investments	160,238	36,632
Proceeds from (payments for) foreign currency economic hedges, net	1,234	(6,211)
Net cash used in investing activities	(164,410)	(153,361)

Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(462)	(2,641)
Long-term borrowings	2,000	294,750
Payments on long-term borrowings	(5,441)	(5,253)
Proceeds from issuance of common stock	9,017	7,668
Debt issuance costs on long-term borrowings	(575)	(2,641)
Excess tax benefits from share-based compensation	2,684	380
Net cash provided by financing activities	7,223	292,263

Effect of foreign exchange rate changes on cash	12,368	1,401
Net (decrease) increase in cash and cash equivalents	(19,298)	349,655
Cash and cash equivalents at beginning of period	649,938	204,524
Cash and cash equivalents at end of period	$ 630,640	$ 554,179

Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$ 118,998	$ 110,643
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	79,964	74,003
Share-based compensation	7,357	6,670
Excess tax benefits from share-based compensation	(2,684)	(380)
(Increase) decrease in accounts receivable	(17,974)	3,485
(Increase) decrease in inventories	(21,645)	5,177
(Increase) decrease in other current assets	(3,561)	9,235
Decrease in accounts payable and other current liabilities	(29,122)	(12,973)
(Decrease) increase in income taxes payable	(1,287)	18,659
Other	(4,525)	(5,167)
Net cash provided by operating activities	$ 125,521	$ 209,352

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

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG (Biotest) for 45 million Euros (approximately $64.9 million) in cash.  The acquisition was accounted for as a business combination.  The operating results of these businesses are included in our Clinical Diagnostics segment.  The purchase price allocation reflected $30.9 million of net tangible assets and $21.2 million of intangible assets based upon management’s estimate of relative fair values of the assets acquired and liabilities assumed on the acquisition date.  Further, goodwill of $12.8 million was recorded as the excess of the consideration transferred over the fair values of the identifiable net assets acquired.  The goodwill recorded will not be deductible for tax purposes.  Integrating the acquired portion of Biotest's diagnostic businesses into Bio-Rad's product portfolio broadened our product offering in the area of immunohematology and provided Bio-Rad access to the U.S. markets with a range of products.

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
the fair value of certain investments)

Financial assets and liabilities carried at fair value on a recurring basis as of September 30, 2010 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$ 0.0	$ 187.2	$ 187.2
Time deposits	116.9	0.0	116.9
Money market funds	31.6	0.0	31.6
Available-for-sale investments (b):
Corporate debt securities	0.0	37.2	37.2
U.S. government sponsored agencies	0.0	52.7	52.7
Municipal obligations	0.0	8.1	8.1
Marketable equity securities	70.1	0.0	70.1
Asset-backed securities:
Collateralized mortgage obligations	0.0	0.2	0.2
Other mortgage-backed securities	0.0	2.8	2.8
Other	0.0	0.3	0.3
Forward foreign exchange contracts (c)	0.0	0.4	0.4
Total Financial Assets Carried at Fair Value	$ 218.6	$ 288.9	$ 507.5

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$ 0.0	$ 3.1	$ 3.1

(a)

Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)

Available-for-sale investments of $107.4 million are included in Short-term investments and $64.0 million are included in Other assets in the Condensed Consolidated Balance Sheets.

(c)

Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)

Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

To estimate the fair value of Level 2 debt securities, excluding commercial paper and U.S. Treasury bills and notes, we examine quarterly the pricing provided by two pricing services and we obtain indicative market prices when there is insufficient correlation between the pricing services.  To estimate the fair value of Level 2 commercial paper and U.S. Treasury bills and notes we examine quarterly the pricing from our primary pricing service to ensure consistency with other similar securities.  As a result of our analysis as of September 30, 2010, we utilized our primary pricing service for all Level 2 debt securities for consistency since the results did not require the use of alternative pricing.

In addition, we review for investment securities that may trade in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  As of September 30, 2010, we did not have any investment securities in illiquid or inactive markets.

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

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The fair value of these contracts was derived using the spot rates published in the Wall Street Journal on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are recorded as Foreign exchange (gains) losses in the Condensed Consolidated Statements of Income.  The cash flows related to these contracts are classified as Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.  At September 30, 2010, we had contracts maturing in October through December 2010 to sell foreign currency with a notional value of $50.6 million and an unrealized loss of $0.2 million.  Contracts to purchase foreign currency had a notional value of $345.0 million with an unrealized loss of $2.5 million.

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

As of September 30, 2010 and December 31, 2009, we did not hold any financial assets that use Level 3 inputs to determine fair value.

Available-for-sale investments consist of the following (in millions):

	September 30, 2010
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 37.2	$ 0.0	$ 0.0	$ 37.2
Municipal obligations	8.1	0.0	0.0	8.1
Asset-backed securities	0.3	0.0	0.0	0.3
U.S. government sponsored agencies	52.7	0.0	0.0	52.7
Marketable equity securities	8.9	0.7	(0.5)	9.1
	107.2	0.7	(0.5)	107.4
Long-term investments:
Marketable equity securities	38.3	23.4	(0.4)	61.3
Asset-backed securities	2.8	0.1	(0.2)	2.7
	41.1	23.5	(0.6)	64.0

Total	$ 148.3	$ 24.2	$ (1.1)	$ 171.4

	December 31, 2009
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 23.8	$ 0.0	$ 0.0	$ 23.8
Municipal obligations	2.4	0.0	0.0	2.4
Asset-backed securities	0.9	0.0	0.0	0.9
U.S. government sponsored agencies	41.5	0.0	0.0	41.5
Foreign government obligations	17.9	0.0	0.0	17.9
Marketable equity securities	8.6	0.4	(0.6)	8.4
	95.1	0.4	(0.6)	94.9
Long-term investments:
Marketable equity securities	29.9	26.4	(0.3)	56.0
Asset-backed securities	5.0	0.2	(0.6)	4.6
	34.9	26.6	(0.9)	60.6

Total	$ 130.0	$ 27.0	$ (1.5)	$ 155.5

As of September 30, 2010 and December 31, 2009, we had investments with gross unrealized losses of $0.9 million and $1.5 million, respectively, that were in a loss position for 12 months or more.  The number of investment positions that were in an unrealized loss position were 34 and 37 as of September 30, 2010 and December 31, 2009, respectively.

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2010.

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2010 by contractual maturity date (in millions):

	Amortized	Fair
	Cost	Value

Mature in less than one year	$ 98.0	$ 98.0
Mature in one to five years	0.0	0.0
Mature in more than five years	3.1	3.0
Total	$ 101.1	$ 101.0

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

The estimated fair value of our financial instruments is as follows (in millions):

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other assets	$ 115.6	$ 144.6	$ 101.8	$ 119.6
Total long-term debt, excluding leases	$ 720.5	$ 751.7	$ 720.1	$ 734.1

We own shares of ordinary voting stock of Sartorius AG, of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 30% of the outstanding voting shares (excluding treasury shares) of Sartorius as of September 30, 2010.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares.  We do not have any representative or designee on Sartorius’ board of directors, nor do we have any other influence over the operating and financial policies of Sartorius.  Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Condensed Consolidated Balance Sheets.

4.	INVENTORIES

The principal components of inventories are as follows (in millions):

	September 30,	December 31,
	2010	2009

Raw materials	$ 77.6	$ 68.2
Work in process	117.3	97.5
Finished goods	208.0	185.5
Inventories, net	$ 402.9	$ 351.2

5.	PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows (in millions):

	September 30,	December 31,
	2010	2009

Land and improvements	$ 18.2	$ 16.8
Buildings and leasehold improvements	228.8	204.6
Equipment	537.1	506.7
	784.1	728.1
Accumulated depreciation	(462.6)	(425.7)
Property, plant and equipment, net	$ 321.5	$ 302.4

Proceeds from the sale of property, plant and equipment of $0.5 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively, are included in Capital expenditures, net in the Condensed Consolidated Statements of Cash Flows.

6.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life	Clinical
	Science	Diagnostics	Total
Balances as of January 1, 2010:
Goodwill	$ 70.7	$ 284.1	$ 354.8
Accumulated impairment losses	(27.2)	0.0	(27.2)
Goodwill, net	43.5	284.1	327.6

Acquisitions	0.0	12.8	12.8
Currency fluctuations	0.0	11.5	11.5
	0.0	24.3	24.3
Balances as of September 30, 2010:
Goodwill	70.7	308.4	379.1
Accumulated impairment losses	(27.2)	0.0	(27.2)
Goodwill, net	$ 43.5	$ 308.4	$ 351.9

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

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets is as follows (in millions):

	September 30, 2010
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount
Customer relationships/lists	1-13	99.4	(22.1)	77.3
Know how	1-7	88.1	(28.9)	59.2
Developed product technology	1-11	47.0	(17.4)	29.6
Licenses	1-10	35.4	(11.3)	24.1
Tradenames	2-12	28.6	(13.8)	14.8
Covenants not to compete	1-8	5.9	(4.3)	1.6
Patents	0	1.0	(1.0)	0.0
Other	1	0.1	(0.1)	0.0
		305.5	(98.9)	206.6

	December 31, 2009
	Average	Gross		Net
	Remaining	Carrying	Accumulated	Carrying
	Life (years)	Amount	Amortization	Amount
Customer relationships/lists	1-14	$ 90.3	$ (15.9)	$ 74.4
Know how	1-7	92.0	(28.5)	63.5
Developed product technology	1-12	40.5	(16.5)	24.0
Licenses	2-11	37.6	(12.2)	25.4
Tradenames	3-12	23.6	(8.8)	14.8
Covenants not to compete	2-9	6.0	(3.4)	2.6
Patents	1	1.0	(0.9)	0.1
Other	2	0.1	(0.1)	0.0
		$ 291.1	$ (86.3)	$ 204.8

Amortization expense related to purchased intangible assets for the three months ended September 30, 2010 and 2009 was $8.3 million and $8.2 million, respectively.  Amortization expense related to purchased intangible assets for the nine months ended September 30, 2010 and 2009 was $25.1 million and $23.2 million, respectively.  Estimated future amortization expense (based on existing intangible assets) for the years ending December 31, 2011, 2012, 2013, 2014 and 2015 is $32.8 million, $30.1 million, $25.9 million, $23.0 million and $20.6 million, respectively.

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

2010

January 1	$ 16.1
Provision for warranty	14.4
Actual warranty costs	(12.9)
September 30	$ 17.6

8.	LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30,	December 31,
	2010	2009

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	200.0	200.0
8.0% Senior Subordinated Notes	295.5	295.1
Capital leases and other debt	21.8	22.5
	742.3	742.6
Less current maturities	(8.7)	(4.7)
Long-term debt	$ 733.6	$ 737.9

In June 2010, Bio-Rad entered into a $200.0 million Amended and Restated Credit Agreement (Credit Agreement). Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes.  We had no outstanding balance under the Credit Agreement as of September 30, 2010.  The Credit Agreement expires on June 21, 2014.

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

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement, the 6.125% Notes, the 7.5% Notes and the 8.0% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  The covenants include a leverage ratio test and an interest coverage test.  There are also restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all covenants as of September 30, 2010.

9.	NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

January 1, 2010	$ 19.5
Net income attributable to noncontrolling interests	1.4
Purchase of noncontrolling interests	(16.7)
Currency fluctuations and other	0.1
September 30, 2010	$ 4.3

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

In September 2010, we acquired the remaining noncontrolling interests of DiaMed France SA.  We paid 10.2 million Euros, or approximately $12.9 million, in cash.  Approximately 1.5 million Euros, or approximately $1.9 million, will be due in 2011 as additional contingent consideration and is included in Other current liabilities in the Condensed Consolidated Balance Sheet.  As this acquisition was accounted for as an equity transaction, Bio-Rad’s additional paid-in capital was increased by $1.2 million.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Basic weighted average shares outstanding	27,697	27,431	27,616	27,375
Effect of potentially dilutive stock options
and restricted stock awards	406	444	494	374
Diluted weighted average common shares	28,103	27,875	28,110	27,749
Anti-dilutive shares	132	208	117	284

11.	SHARE-BASED COMPENSATION

Included in our share-based compensation expense is the cost related to stock options, restricted stock and restricted stock unit grants, and Employee Stock Purchase Plan (ESPP) stock purchases.

For the three months ended September 30, 2010 and 2009, we recognized pre-tax share-based compensation expense of $2.5 million and $2.6 million, respectively.  For the nine months ended September 30, 2010 and 2009, we recognized pre-tax share-based compensation expense of $7.3 million and $6.7 million, respectively.

Stock Options

The following table summarizes our stock option activity during the nine months ended September 30, 2010:

		Weighted Average
	Shares	Exercise Price

Outstanding, January 1, 2010	1,206,374	$ 50.78
Granted	58,500	$ 84.57
Exercised	(168,387)	$ 22.05
Forfeited/Expired	(5,055)	$ 61.58
Outstanding, September 30, 2010	1,091,432	$ 56.97
Vested and expected to vest September 30, 2010	1,072,987	$ 56.57
Exercisable, September 30, 2010	874,630	$ 52.04

Cash received from stock options exercised during the three months ended September 30, 2010 and 2009 was $1.4 million and $1.5 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised was $2.7 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively.  Cash received from stock options exercised during the nine months ended September 30, 2010 and 2009 was $3.7 million and $2.6 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised was $4.5 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, there was approximately $6.3 million of total unrecognized compensation cost related to stock options granted under our stock options plans.  The cost is expected to be recognized over a weighted average period of approximately 3 years.

Restricted Stock

The following table summarizes our restricted stock activity during the nine months ended September 30, 2010:

	Restricted	Weighted Average
	Stock	Grant-Date
	Shares	Fair Value

Nonvested shares, January 1, 2010	101,247	$ 82.86
Granted	0	0
Vested	(28,518)	$ 81.94
Cancelled/Forfeited	(965)	$ 84.52
Nonvested shares, September 30, 2010	71,764	$ 83.21

As of September 30, 2010, there was approximately $4.6 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a weighted average period of approximately 2 years.

Restricted Stock Units

The following table summarizes our restricted stock unit activity during the nine months ended September 30, 2010:

		Weighted Average
		Grant-Date
	Units	Fair Value
Outstanding, January 1, 2010	163,198	$ 77.01
Granted	126,330	$ 84.57
Vested	(33,825)	$ 78.41
Forfeited	(4,570)	$ 78.23
Outstanding, September 30, 2010	251,133	$ 80.60

As of September 30, 2010, there was approximately $15.9 million of total unrecognized compensation cost related to restricted stock units granted under the 2007 Plan.  That cost is expected to be recognized over a weighted average period of approximately 4 years.

Employee Stock Purchase Plan

We sold 28,140 shares for $2.0 million and 27,725 shares for $1.8 million under our employee stock purchase plan for the three months ended September 30, 2010 and 2009, respectively.  We sold 70,749 shares for $5.4 million and 85,178 shares for $5.0 million under our employee stock purchase plan for the nine months ended September 30, 2010 and 2009, respectively.  At September 30, 2010, there were 157,855 authorized shares remaining in the employee stock purchase plan.

12.	OTHER (INCOME) EXPENSE, NET

Other (income) expense includes the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest and investment income	$ (0.7)	$ (0.8)	$ (4.3)	$ (4.6)
Net realized gains on investments	(0.1)	(0.1)	(0.4)	(0.1)
Other-than-temporary impairment of investments	0.0	0.4	0.0	2.9
Miscellaneous other (income) expense items	0.5	0.7	1.1	(3.2)
Other (income) expense, net	$ (0.3)	$ 0.2	$ (3.6)	$ (5.0)

Other-than-temporary impairments were recorded in 2009 on certain of our available-for-sale investments in light of the continuing declines in their market prices at that time.  We did not believe these particular investments would recover their carrying value.

13.	INCOME TAXES

Our effective tax rate was 22% and 23% for the three months ended September 30, 2010 and 2009, respectively.  Our effective tax rate was 27% and 23% for the nine months ended September 30, 2010 and 2009, respectively.  The effective tax rates for all periods presented were lower than the statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign taxes.  The higher effective tax rate for the nine months ended September 30, 2010 was primarily due to a decline in the percentage of total earnings earned in lower tax jurisdictions, the expiration of the research and development tax credit in the U.S. and an increase in the liability for uncertain tax positions.

As of September 30, 2010, we believe it is reasonably possible that our unrecognized tax benefits will decrease by up to $5.7 million in the next 12 months due to audit settlements with various tax authorities.  With respect to these unrecognized tax benefits, we are currently unable to make a reasonable estimate as to the period of final settlement, if any, with the respective tax authorities.

We record liabilities related to uncertain tax positions.  We do not believe any uncertain tax positions currently pending will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.

14.	COMPREHENSIVE INCOME (LOSS)

The components of our total comprehensive income (loss) are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income including noncontrolling interests	$ 45.1	$ 39.3	$ 119.0	$ 110.6
Currency translation adjustments	85.1	38.7	28.8	37.7
Post-employment benefits, net of tax	0.0	0.0	0.0	0.1
Net unrealized holding gains (losses) on available-
for-sale investments net of tax effects of
($1.0) million and $1.0 million for the three and
nine months ended September 30, 2010,
respectively. There was no tax effect for the three
or nine months ended September 30, 2009.	1.7	15.6	(1.7)	19.7
Reclassification adjustments for gains (losses)
included in net income including noncontrolling
interests, net of tax effects of ($0.1) million for the
three months and ($0.2) million for the nine months
ended September 30, 2010. There was no tax
effect for the three or nine months ended
September 30, 2009.	0.0	0.3	0.2	2.8
Total comprehensive income (loss)	131.9	93.9	146.3	170.9
Less: comprehensive income (loss) attributable to
noncontrolling interests	2.6	1.6	1.9	4.0
Comprehensive income (loss) attributable to Bio-Rad	$ 129.3	$ 92.3	$ 144.4	$ 166.9

Reclassification adjustments are calculated using the specific identification method.

15.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2010 and 2009 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2010	$153.2	$314.9	$3.4
	2009	$150.4	$307.5	$3.2

Segment profit	2010	$11.4	$49.6	$0.3
	2009	$9.6	$44.3	$0.0

Information regarding industry segments for the nine months ended September 30, 2010 and 2009 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2010	$455.3	$928.8	$9.3
	2009	$440.5	$839.4	$9.3

Segment profit	2010	$30.5	$134.6	$0.5
	2009	$25.0	$119.0	$0.3

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Total segment profit	$ 61.3	$ 53.9	$ 165.6	$ 144.3
Foreign exchange losses	(2.7)	(1.5)	(3.5)	(3.2)
Net corporate operating, interest and other
expense not allocated to segments	(1.0)	(1.0)	(2.6)	(2.4)
Other income, net	0.3	(0.2)	3.6	5.0
Consolidated income before taxes	$ 57.9	$ 51.2	$ 163.1	$ 143.7

16.	LEGAL PROCEEDINGS

Based on an internal review, we have identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA’s books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC).  The Audit Committee of our Board of Directors (Audit Committee) has assumed direct responsibility for reviewing these matters and has hired experienced independent counsel to conduct an investigation and provide legal advice.  We have provided, and intend to continue to provide, additional information to the DOJ and the SEC as the Audit Committee’s investigation progresses.

The Audit Committee’s investigation is continuing and we are presently unable to predict the duration, scope or results of the Audit Committee’s investigation, of any investigations by the DOJ or the SEC or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business.  We have not to date assessed whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2009 and this report for the three and nine months ended September 30, 2010.

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

The market for reagents and apparatus remains positive while growth rates have slowed due to both public and private grant funding being more measured and governmental focus on healthcare costs, especially in countries which have largely national healthcare systems.  The market for large capital equipment has slowed, as many pharmaceutical and biotechnology customers delayed or reduced spending or consolidated.  We are generally less impacted by trends in capital spending as lower priced reagents and apparatus comprise more than 70% of product sales.

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG (Biotest).  This 45 million Euro acquisition broadened our product offering in the area of immunohematology and provided access to the U.S. markets for these products.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.5	43.5	43.2	43.3
Gross profit	56.5	56.5	56.8	56.7
Selling, general and administrative expense	31.5	33.3	32.9	33.9
Research and development expense	9.1	8.6	9.1	9.2
Net income attributable to Bio-Rad	9.5	8.4	8.4	8.3

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  For a full discussion of these policies, please refer to our Form 10-K for the period ended December 31, 2009.

Three Months Ended September 30, 2010 Compared to

Three Months Ended September 30, 2009

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the third quarter of 2010 increased 2.3% to $471.5 million from $461.1 million in the third quarter of 2009, with the Biotest acquisition contributing approximately $13.6 million to the growth in sales.  Excluding the impact of foreign currency, third quarter 2010 sales increased by approximately 5.4% compared to the same period in 2009.  Excluding Biotest, third quarter sales were down 0.7%, or up 2.2% on a currency neutral basis, compared to the same period last year.  Excluding Biotest, currency neutral sales growth was achieved in all regions except Europe.  European sales declined as governments cut back purchases in efforts to reduce deficits and balance national budgets.

The Life Science segment sales for the third quarter of 2010 were $153.2 million, an increase of 1.9% compared to the same period last year.  On a currency neutral basis, sales increased 3.5% compared to the third quarter of 2009.  The Life Science segment showed growth in our gene expression, electrophoresis and cell analysis lines, especially with the CFX96™ real-time PCR detection system and the TC10™ automated cell counter.  We have seen strengthening in the North American and Asia Pacific markets, partially offset by continued declines in Europe.

The Clinical Diagnostics segment reported sales for the third quarter of 2010 of $314.9 million, an increase of 2.4% compared to the same period last year, with Biotest contributing approximately 4.4% to the sales growth.  On a currency neutral basis, sales increased 6.3% including Biotest compared to the third quarter of 2009.  Excluding Biotest, net sales were up 1.5% on a currency neutral basis compared to the same period last year.  Clinical Diagnostics product lines showing growth were quality controls and reagent products.  The most significant sales growth was in the Asia Pacific and Emerging Markets regions.

Consolidated gross margins were 56.5% for both the third quarter periods of 2010 and 2009.  Life Science segment gross margins for the third quarter of 2010 improved from the same period last year by approximately 1.4%.  The increase was primarily due to improved manufacturing overhead absorption and a reduction in costs.  Clinical Diagnostics segment gross margins for the third quarter of 2010 decreased from the same period last year by approximately 0.7%.  Clinical Diagnostics gross margins were negatively affected primarily due to the inclusion of Biotest products, which have lower gross margins.

Selling, general and administrative expenses (SG&A) represented 31.5% of sales for the third quarter of 2010 compared to 33.3% of sales for the third quarter of 2009.  Absolute SG&A decreases from the third quarter of 2009 were primarily driven by lower employee related costs and third party commissions.

Research and development expense increased to $42.9 million in the third quarter of 2010 compared to $39.5 million in the third quarter of 2009.  Both the Life Science and Clinical Diagnostics segments research and development expense increased from the prior year quarter.  Life Science segment efforts concentrated on genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment research and development expense increased primarily due to Biotest, as well as increased investment in blood virus, clinical systems and clinical microbiology tests.

Corporate Results – Other Items

Interest expense for the third quarter of 2010 was relatively unchanged compared to the third quarter of 2009, as most borrowings are fixed rate and U.S. dollar denominated.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended September 30, 2010 when compared to 2009 were primarily attributable to greater market volatility, costs to hedge, and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.

Other income, net for the third quarter of 2010 was $0.3 million compared to a net expense of $0.2 million for the third quarter of 2009.  The variance of $0.5 million was primarily due to an other-than-temporary impairment of investments during the third quarter of 2009.

Our effective tax rate was 22% and 23% for the third quarter of 2010 and 2009, respectively.  The effective tax rates for the third quarter of 2010 and 2009 both reflected tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign rates.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Nine Months Ended September 30, 2010 Compared to

Nine Months Ended September 30, 2009

Corporate Results – Sales, Margins and Expenses

Net sales (sales) in the first nine months of 2010 increased 8.1% to $1.39 billion from $1.29 billion in the first nine months of 2009, with Biotest contributing approximately $40.8 million to the growth in sales.  Excluding the impact of foreign currency, sales for the first nine months of 2010 increased by approximately 7.3% compared to the same period in 2009.  Excluding the additional sales from the Biotest acquisition, year-to-date sales grew by 4.1% on a currency neutral basis.  Currency neutral sales growth, excluding Biotest, was achieved in all regions, but was primarily driven by growth in Asia Pacific and emerging markets.

The Life Science segment sales for the first nine months of 2010 were $455.3 million, an increase of 3.4%, or 2.2% on a currency neutral basis, compared to the same period last year.  Sales growth was primarily attributed to real-time PCR products, offset by general market weakness, especially in Europe.  Currency neutral sales growth in the Life Science segment was primarily in Asia Pacific and North America, while European sales declined.

The Clinical Diagnostics segment reported sales for the first nine months of 2010 of $928.8 million, an increase of 10.6% compared to the same period last year, with Biotest contributing approximately 4.9% to the sales growth.  On a currency neutral basis, sales increased 10.1% including Biotest compared to the first nine months of 2009.  Clinical Diagnostics product lines generating growth were immunohematology (before the inclusion of Biotest), quality controls and reagent products.  Sales growth was primarily in Asia Pacific and Emerging Markets, as well as North America.

Consolidated gross margins were 56.8% for the first nine months of 2010 compared to 56.7% for the first nine months of 2009.  Life Science segment gross margins for the first nine months of 2010 improved from the same period last year by approximately 1.6%.  The increase was primarily due to improved manufacturing overhead absorption and a reduction in costs.  Clinical Diagnostics segment gross margins for the first nine months of 2010 decreased by approximately 0.7% from the same period last year.  The Biotest acquisition had a negative impact on Clinical Diagnostics gross margins due to purchase accounting and overall lower margins than historical Clinical Diagnostics segment gross margins.  Partially offsetting this decrease in gross margins was a favorable settlement of intellectual property disputes.

SG&A represented 32.9% of sales for the first nine months of 2010 compared to 33.9% of sales for the first nine months of 2009.  The growth rate in absolute SG&A spending was less than the rate of sales growth.  Moderation in spending for employee related costs and third party commissions lowered the rate of SG&A spending to sales.

Research and development expense increased to $127.0 million in the first nine months of 2010 compared to $119.1 million in the first nine months of 2009.  Both the Life Science and Clinical Diagnostics segments research and development expense increased from the prior year period.  Life Science segment efforts concentrated on genomics, proteomics and process chromatography applications.  The majority of the Clinical Diagnostics segment increase was related to an additional emphasis in clinical systems, clinical microbiology and blood virus diagnostic tests.

Corporate Results – Other Items

Interest expense for the first nine months of 2010 increased by $10.5 million compared to the first nine months of 2009.  An additional $300 million of 8.0% Senior Subordinated Notes due in 2016 were issued in May 2009, which increased our interest expense compared to the prior year period.  Our other principal debt obligations are the 2003 and 2004 Senior Subordinated Notes totaling $425.0 million, which carry fixed rates of interest of 7.5% and 6.125%, respectively.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Net foreign currency exchange losses for the nine months ended September 30, 2010, when compared to 2009, were primarily attributable to greater market volatility, costs to hedge and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.

Other income, net for the first nine months of 2010 was $3.6 million compared to $5.0 million for the first nine months of 2009.  The decrease primarily resulted from non-recurring income of $4.6 million in 2009 related to the relief of a foreign non-income based tax obligation, partially offset by $2.9 million of other-than-temporary impairment of investments.

Our effective tax rate was 27% and 23% for the first nine months of 2010 and 2009, respectively.  The effective tax rates for the nine months of 2010 and 2009 both reflected tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign rates.  The higher effective tax rate for the first nine months of 2010 was primarily due to a decline in the percentage of total earnings earned in lower tax jurisdictions, the expiration of the research and development tax credit in the U.S. and an increase in the liability for uncertain tax positions.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows for capital expenditure interest and tax expense are covered by cash flow from operations.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that was entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding balance under the Credit Agreement as of September 30, 2010.  The Credit Agreement expires on June 21, 2014.

At September 30, 2010, we had available $738.0 million in cash, cash equivalents and short-term investments.  Under domestic and international lines of credit, we had $251.4 million available for borrowing as of September 30, 2010, of which $13.5 million is reserved for standby letters of credit issued by our banks to guarantee our own obligations to various companies.  Management believes that this availability together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, and information technology systems.

Cash Flows from Operations

Net cash provided by operations was $125.5 million and $209.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The net decrease of $83.8 million primarily represents an increase in cash paid to suppliers, including higher royalty payments and settlement payments of intellectual property disputes, higher payments on income taxes and higher interest payments from the $300 million bond offering in May 2009.  Only partially offsetting this decrease was an increase in cash received from customers compared to the prior year period.  Cash received from customers was at a slower rate than expected in 2010 due to a slowdown in cash collections, as many governments, especially in Europe, address the need for deficit reductions and sovereign borrowings.  We continue to stress cash flow as a global company-wide goal.

Cash Flows from Investing Activities

Net capital expenditures totaled $55.8 million and $48.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  We anticipate accelerating expenditures in future periods to expand our e-commerce platform internationally and for implementation of a global ERP system.  These projects have not had the anticipated cash outflow to date as we have performed more due diligence in the selection of implementation partners.  All periods included reagent rental equipment placed with Clinical Diagnostics customers who then contract to purchase our reagents for use.

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG for 45 million Euros (approximately $64.9 million) in cash.  This acquisition is included in our Clinical Diagnostics segment.  In September 2010, we acquired the remaining noncontrolling interests of DiaMed France SA.  We paid 10.2 million Euros, or approximately $12.9 million, in cash.  We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  It is not certain that any of these transactions will advance beyond the preliminary stages to completion at this time.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7.2 million and $292.3 million for the nine months ended September 30, 2010 and 2009, respectively.  Cash provided in 2010 was primarily due to net proceeds from common stock, partially offset by repayments of long-term debt, including capital leases.  Cash provided in 2009 was primarily due to the $300 million 8.0% Senior Subordinated Notes due in 2016 that was issued in May 2009.  We have outstanding Senior Subordinated Notes due in 2013, 2014 and 2016 of $225.0 million, $200.0 million and $300.0 million, respectively.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock over an indefinite period of time of which $3.3 million is remaining.  Our credit agreements restrict our ability to repurchase our stock.  There were no share repurchases made in the first nine months of 2010 or during 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2010, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, although our disclosure controls and procedures were generally effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, they were not effective as disclosed below.

The conclusion that our disclosure controls and procedures were not effective relates in part to the results to date of our Audit Committee’s investigation with the assistance of independent special counsel of our compliance with the United States Foreign Corrupt Practices Act (FCPA).  Based on that investigation, we have determined that our previous lack of a comprehensive FCPA compliance policy and training program and other inadequate entity-level controls, as discussed below, led us to fail to identify FCPA compliance issues that were presented.

We have commenced the implementation of changes in our disclosure controls and procedures to provide greater assurance of future compliance with the requirements of the FCPA and to ensure that potential FCPA issues are appropriately identified, reported and evaluated in the future.  These remediation efforts include:

•

Our initiation of company-wide, comprehensive training of our personnel in the requirements of the FCPA, including training with respect to those areas of our operations that are most likely to raise FCPA compliance concerns;

•

With the assistance of special counsel to the Audit Committee, which has extensive experience in the area of FCPA compliance, our adoption of interim FCPA compliance protocols and guidelines, which are expected to be followed by the adoption of a comprehensive FCPA compliance policy suitable for us in light of our worldwide operations, particularly in geographical areas that present challenges to regulatory compliance because of less mature legal frameworks; and

•

Our determination that, in the future, FCPA compliance will be a point of emphasis to be evaluated quarterly by our internal legal group and our internal audit group, and that a report on our FCPA compliance will be provided regularly to the Audit Committee.

Internal Control Over Financial Reporting

In connection with our Audit Committee’s investigation of our compliance with the FCPA discussed above and internal control assessment by management and our internal audit group during our fiscal quarter ended September 30, 2010, we identified three significant deficiencies in our internal control over financial reporting as of September 30, 2010 that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of September 30, 2010.  A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our conclusion that we have a material weakness in our internal control over financial reporting as of September 30, 2010 is not based on quantified misstatements in our historical financial statements or our financial statements as of and for our fiscal quarter ended September 30, 2010, but instead on the risk that we may be unable to prevent or detect on a timely basis potential material errors in our future financial statements.  We do not presently anticipate that the material weakness in our internal control over financial reporting as of September 30, 2010 will have any material effect on our previously reported financial results or our financial results for our fiscal quarter ended September 30, 2010.

The three significant deficiencies that we identified in our internal control over financial reporting as of September 30, 2010 are as follows:

Inadequate Entity-Level Controls.  As of September 30, 2010, we identified a number of entity-level control deficiencies that, when considered and taken together, constitute a significant deficiency in our internal control over financial reporting as of September 30, 2010.  These entity-level control deficiencies relate both to the design and to the operation of our internal controls and include:

•

Our lack of a comprehensive FCPA policy and training program;

•

Our lack of a formal, effective disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002;

•

Inadequate policies regarding enterprise-wide risk assessment and management related to doing business in high-risk, emerging markets;

•

Our failure to perform background checks on certain parties prior to entering into material contracts with such parties;

•

Our lack of compliance with our existing Code of Business Ethics and Conduct in certain countries; and

•

Ineffective disclosure of significant exceptions to compliance with company policies through our quarterly management sub-certification process.

Inadequate Expenditure Processes at Certain of Our International Subsidiaries.  As of September 30, 2010, we identified a number of control deficiencies relating to our expenditure processes at certain of our international subsidiaries that, when considered and taken together, constitute a significant deficiency in our internal control over financial reporting as of September 30, 2010.  These control deficiencies relate both to the design and to the operation of our internal controls and include our lack of compliance with our existing management guidelines for contract and expenditure authorization and with our Code of Business Ethics and Conduct and our inability to produce documentary evidence to support certain contractual obligations.

Inadequate Revenue and Accounts Receivable Process at Certain of Our International Subsidiaries.  As of September 30, 2010, we identified a number of control deficiencies relating to our revenue and accounts receivable process at certain of our international subsidiaries that, when considered and taken together, constitute a significant deficiency in our internal control over financial reporting as of September 30, 2010.  These control deficiencies relate both to the design and to the operation of our internal controls and include our inability, in certain instances, to produce documentary evidence of effective operation of internal controls relating to contract management; our lack of evidence regarding credit note authorizations; inadequate control over changes to master customer files; and our lack of compliance with reagent rental contracts and sales cut-off.

In addition to our FCPA-related remediation efforts described above under “Disclosure Controls and Procedures,” we are in the process of evaluating a number of actions to remediate the foregoing significant deficiencies and the resulting material weakness.  We intend to initiate a number of actions to attempt to remediate these significant deficiencies and the resulting material weakness, including developing and implementing additional policies, strengthening our disclosure processes, and potentially increasing the resources that we devote to our internal compliance and audit functions.

We cannot assure you that we will be able to remediate these significant deficiencies and the resulting material weakness or that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional significant deficiencies or material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline.

Other than the changes discussed above, we identified no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that have materially affected, or that are reasonably likely materially to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q is hereby incorporated by reference.

Item 1A. Risk Factors

During 2010 we added risk factors related to a possible violation of the Foreign Corrupt Practices Act (FCPA) and in regard to significant deficiencies in our internal control over financial reporting.  All other risk factors are the same as those included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The ongoing investigation by our Audit Committee and by government agencies of possible violations by us of the United States Foreign Corrupt Practices Act and similar laws could have a material adverse effect on our business.

Based on an internal review, we have identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA’s books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC).  The Audit Committee of our Board of Directors (Audit Committee) has assumed direct responsibility for reviewing these matters and has hired experienced independent counsel to conduct an investigation and provide legal advice.  We have provided, and intend to continue to provide, additional information to the DOJ and the SEC as the Audit Committee’s investigation progresses.

The Audit Committee’s investigation is continuing and we are presently unable to predict the duration, scope or results of the Audit Committee’s investigation, of any investigations by the DOJ or the SEC or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business.  We have not to date assessed whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

Our independent registered public accounting firm and we have identified three significant deficiencies in our internal control over financial reporting as of September 30, 2010 that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of September 30, 2010.  Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our Audit Committee’s investigation of our compliance with the FCPA discussed above and internal control assessment by management and our internal audit group during our fiscal quarter ended September 30, 2010, we identified three significant deficiencies in our internal control over financial reporting as of September 30, 2010 that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of September 30, 2010.  A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The three significant deficiencies that we identified are the result of: (i) a number of entity-level control deficiencies, including our lack of a comprehensive FCPA policy and training program; our lack of a formal, effective disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002; inadequate policies regarding enterprise-wide risk assessment and management related to doing business in high-risk, emerging markets; our failure to perform background checks on certain parties prior to entering into material contracts with such parties; our lack of compliance with our existing Code of Business Ethics and Conduct in certain countries; and ineffective disclosure of significant exceptions to compliance with company policies through our quarterly management sub-certification process; (ii) a number of control deficiencies related to our expenditure processes at certain of our international subsidiaries and (iii) a number of control deficiencies related to our revenue and accounts receivable process at certain of our international subsidiaries.  For more information about these three significant deficiencies and the resulting material weakness in our internal control over financial reporting and the remediation efforts that we intend to initiate to attempt to remediate these three significant deficiencies and the resulting material weakness, please see Item 4 (“Controls and Procedures”) in Part I of this Quarterly Report on Form 10-Q.

We cannot assure you that we will be able to remediate these significant deficiencies and the resulting material weakness or that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional significant deficiencies or material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline.  Any such failure could also adversely affect the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

A significant portion of our sales are made outside of the United States.  Our foreign subsidiaries generated 68% of our net sales in the nine months ended September 30, 2010.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

As of September 30, 2010 we and our subsidiaries have approximately $742.7 million of outstanding indebtedness.  In addition, the indenture governing our notes permits us to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture.

The following chart shows certain important credit statistics.
At September 30, 2010
(in millions)
Total debt	$742.7
Bio-Rad’s stockholders’ equity	$1,423.8
Debt to equity ratio	0.5

The incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to the notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including the notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions; limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt; and
•	limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 9, 2010	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	November 9, 2010	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer