Form 10-K
period 2010-12-31
BIO RAD LABORATORIES INC
filed 2011-02-28
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010
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
As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the
Registrant’s Class A Common Stock held by non-affiliates was approximately $1,631,417,539 and the aggregate market value of the registrant’s
Class B Common Stock held by non-affiliates was approximately $39,684,790.

As of February 15, 2011, there were 22,707,800 shares of Class A Common Stock and 5,172,343 of Class B Common Stock outstanding.

Documents Incorporated by Reference
Document			Form 10-K Parts
(1)		Definitive Proxy Statement to be mailed to stockholders in connection with the	III
registrant's 2011 Annual Meeting of Stockholders (specified portions)

Bio-Rad Laboratories, Inc.
Form 10-K December 31, 2010
TABLE OF CONTENTS

Part I.

3

Item 1.  Business

3

Item 1A.  Risk Factors

6

Item 1B.  Unresolved Staff Comments

14

Item 2.  Properties

14

Item 3.  Legal Proceedings

15

Part II.

16

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

16

Item 6. Selected Financial Data

18

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

19

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

29

Item 8. Financial Statements And Supplementary Data

30

Item 9. Changes And Disagreements With Accountants On Accounting And Financial Disclosure

67

Item 9A. Controls And Procedures

67

Item 9B. Other Information

72

Part III.

72

Item 10. Directors, Executive Officers And Corporate Governance

72

Item 11. Executive Compensation

72

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

73

Item 13. Certain Relationships And Related Transactions, And Director Independence

73

Item 14. Principal Accountant Fees And Services

73

Part IV.

74

Item 15. Exhibits And Financial Statement Schedules

74

Signatures

75

PART I.

ITEM 1. BUSINESS

General

Founded in 1952 and incorporated in 1957, Bio-Rad Laboratories, Inc. (referred to in this report as “Bio-Rad,” “we,” “us,” and “our”) was initially engaged in the development and production of specialty chemicals used in biochemical, pharmaceutical and other life science research applications.  We entered the field of clinical diagnostics with the development of our first test kit based on separation techniques and materials developed for life science research.  Through internal research and development efforts and acquisitions we have expanded into various markets.  Today, Bio-Rad manufactures and supplies the life science research, healthcare, analytical chemistry and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

As we broadened our product lines, we also expanded our geographical market.  We have distribution channels in over 30 countries outside the United States through subsidiaries whose focus is customer service and product distribution.

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  Our Life Science segment and our Clinical Diagnostics segment generated 34% and 66%, respectively, of our net sales for the year ended December 31, 2010. We generated approximately 31% of our consolidated net sales for the year ended December 31, 2010 from U.S. sales and approximately 69% from sales in our remaining worldwide markets.

For a description of business and financial information on industry and geographic segments, see Note 13 on pages 63 through 66 of Item 8 of Part II of this report.

Life Science Segment

Our Life Science segment is at the forefront of discovery, creating advanced tools to answer complex biological questions.  We are a market leader in our industry, developing, manufacturing and marketing a range of more than 5,000 reagents, apparatus and laboratory instruments that serve a global customer base.  Many of our products are used in established research techniques, biopharmaceutical production processes and food testing regimes.  These techniques are typically used to separate, purify and identify biological materials such as proteins, nucleic acids and bacteria within a laboratory or production setting.  We focus on selected segments of the life sciences market in proteomics (the study of proteins), genomics (the study of genes), biopharmaceutical production, cell biology and food safety.  We estimate that the worldwide market for products in these selected segments is approximately $5.0 billion. Our principal life science customers include universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories.

Clinical Diagnostics Segment

Our Clinical Diagnostics segment designs, manufactures, sells and supports test systems, informatics systems, test kits and specialized quality controls that serve clinical laboratories in the global diagnostics market.  Our products currently address specific niches within the in vitro diagnostics (“IVD”) test market, and we focus on the higher margin, higher growth segments of this market.

We supply more than 3,000 different products that cover more than 300 clinical diagnostic tests to the IVD test market. We estimate that the worldwide sales for products in the markets we serve were approximately $10.0 billion. IVD tests are conducted outside the human body and are used to identify and measure substances in a patient’s tissue, blood or urine. Our products consist of reagents, instruments and software, typically provided to our customers as an integrated package to allow them to generate reproducible test results. Revenue in this business is highly recurring, as laboratories typically standardize test methodologies, which are dependent on a particular supplier’s reagents and consumable products. An installed base of diagnostic test systems creates an ongoing source of revenue through the sale of test kits for each sample analyzed on an installed system.  Our principal clinical diagnostic customers include hospital laboratories, reference laboratories, transfusion laboratories and physician office laboratories.

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

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force and service network, employing more than 1,000 sales and service people around the world. Our sales force typically consists of experienced industry practitioners with scientific training, and we maintain a separate specialist sales force for each of our segments. Our direct sales approach contrasts with the distributor approach used by some of our competitors, allowing us to sell a broader range of our products and have more direct contact with our customers.

Our customer base is broad and diversified. Our worldwide customer base includes (1) prominent university and research institutions affiliated with more than 100,000 scientists in the U.S. alone; (2) hospital, public health and commercial laboratories; (3) other leading diagnostic manufacturers; and (4) leading companies in the biotechnology, pharmaceutical, chemical and food industries.  In 2010, no single customer accounted for more than two percent of our total net sales.  Our sales are affected by certain external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding would have a detrimental effect on the results of this segment.

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

Major competitors in the Clinical Diagnostics segment include Roche, Abbott Laboratories (Diagnostic Division), Siemens Medical Diagnostics Solutions, Beckman Coulter, Becton-Dickinson, bioMérieux, Ortho Clinical Diagnostics, Tosoh, Immucor, Cepheid, and DiaSorin.

Research and Development

We conduct extensive research and development activities in all areas of our business, employing approximately 780 people worldwide in these activities.  Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development of new products and applications, we interact with scientific and medical professionals at universities, hospitals and medical schools, and in the industry.  We spent approximately $172.3 million, $163.6 million and $159.5 million on research and development activities during the years ended December 31, 2010, 2009 and 2008, respectively.

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

These regulatory requirements vary widely among countries.

Employees

At December 31, 2010, Bio-Rad had approximately 6,880 full-time employees.  Fewer than eight percent of Bio-Rad's approximately 2,870 U.S. employees are covered by a collective bargaining agreement which will expire on November 7, 2012.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  We consider our employee relations in general to be good.

Available Information

Bio-Rad files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Bio-Rad, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Based on an internal review, we have identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA’s books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), which each commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) has assumed direct responsibility for reviewing these matters and has hired experienced independent counsel to conduct an investigation and provide legal advice.  We have provided, and intend to continue to provide, additional information to the DOJ and the SEC as the Audit Committee’s investigation progresses.

The Audit Committee’s investigation and the DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of the Audit Committee’s investigation, of the investigations by the DOJ or the SEC or whether either agency will commence any legal actions. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, including our results of operations, cash balance and credit ratings.  We have not to date assessed whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

We have identified three significant deficiencies in our internal control over financial reporting as of December 31, 2010 that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of December 31, 2010.  Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our Audit Committee’s investigation of our compliance with the FCPA discussed above, our management identified three significant deficiencies in our internal control over financial reporting as of December 31, 2010 that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of December 31, 2010.  A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The three significant deficiencies that we identified are the result of: (i) a number of entity-level control deficiencies, including our lack of a comprehensive FCPA policy and training program; our lack of a formal, effective disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002; inadequate policies regarding enterprise-wide risk assessment and management related to doing business in high-risk, emerging markets; our failure to perform background checks on certain parties prior to entering into material contracts with such parties; our lack of compliance with our existing Code of Business Ethics and Conduct in certain countries; and ineffective disclosure of significant exceptions to compliance with company policies through our quarterly management sub-certification process; (ii) a number of control deficiencies related to our expenditure processes at certain of our international subsidiaries and (iii) a number of control deficiencies related to our revenue and accounts receivable process at certain of our international subsidiaries.  For more information about these three significant deficiencies and the resulting material weakness in our internal control over financial reporting and the remediation efforts that we have initiated and intend to initiate to attempt to remediate these three significant deficiencies and the resulting material weakness, please see Item 9A (“Controls and Procedures”) in this report.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions, slower growth and recession in most major economies. Although signs of recovery may exist, there are continued concerns about the systemic impact of inflation, the availability and cost of credit, a declining real estate market and geopolitical issues that contribute to increased market volatility and uncertain expectations for the global economy. These conditions, combined with declining business activity levels and consumer confidence, increased unemployment and volatile oil prices, contributed to unprecedented levels of volatility in the capital markets in recent years.  Any additional, continued or recurring disruptions in the capital and credit markets may adversely affect our business, results of operations, cash flows and financial condition.

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
internal controls over financial reporting

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 69% of our net sales for the year ended December 31, 2010.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

As of February 15, 2011, the Schwartz family collectively held approximately 16% of our Class A Common Stock and 90% of our Class B Common Stock.  As a result, the Schwartz family is able to elect a majority of the directors, effect fundamental changes in our direction and control matters affecting us, including the allocation of business opportunities that may be suitable for our company.  In addition, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

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

We have significant manufacturing and distribution facilities, particularly in the western United States, France and Switzerland.  In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years.  The occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage.  Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States, and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained or incorporated in this document.  Any of these events could cause a decrease in our revenue, earnings and cash flows.

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

As of December 31, 2010 we and our subsidiaries have approximately $964.3 million of outstanding indebtedness.  In addition, we are permitted to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture governing our Senior Subordinated Notes due 2016 (8.0% Notes).

The following chart shows certain important credit statistics.

At December 31, 2010
(in millions)
Total debt	$964.3
Bio-Rad’s stockholders’ equity	$1,536.7
Debt to equity ratio	0.6

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including our outstanding notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt; and
•	limit our ability to obtain additional financing required to fund working capital and capital
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

Our existing credit facility, the indenture governing our 8.0% Notes and the terms of our other debt instruments, including agreements we may enter in the future, contain or will contain covenants imposing significant restrictions on our business.  These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  These covenants place restrictions on our ability to, among other things:

•	incur additional debt;
•	acquire other businesses or assets through merger or purchase;
•	create liens;
•	make investments;

•	enter into transactions with affiliates;
•	sell assets;
•	in the case of some of our subsidiaries, guarantee debt; and
•	declare or pay dividends, redeem stock or make other distributions to stockholders.

Our existing credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including a maximum consolidated leverage ratio test, minimum consolidated interest coverage ratio test and a minimum net worth test.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.  The breach of any of these restrictions could result in a default.  An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.  If we were unable to repay debt to our senior secured lenders, these lenders could proceed against the collateral securing that debt.  The collateral is substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on our outstanding notes and repay the principal amount of our outstanding notes or may cause the future subsidiary guarantors, if any, to be unable to make payments under the guarantees.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We own our corporate headquarters located in Hercules, California.  The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Richmond, California	Owned/Leased
	Hercules, California	Owned/Leased
	Singapore	Leased
	Shanghai, China	Leased

Clinical
Diagnostics	Hercules, California	Owned/Leased
	Benicia, California	Leased
	Irvine, California	Leased
	Greater Seattle area, Washington	Owned/Leased
	Plano, Texas	Leased
	Lille, France	Owned
	Greater Paris area, France	Leased
	Nazareth-Eke, Belgium	Leased
	Cressier, Switzerland	Owned/Leased
	Dreieich, Germany	Owned/Leased

Most manufacturing and research facilities also house administration, sales and distribution activities.  In addition, we lease office and warehouse facilities in a variety of locations around the world.  The facilities are used principally for sales, service, distribution and administration for both segments.

ITEM 3. LEGAL PROCEEDINGS

Based on an internal review, we have identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA’s books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), which each commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) has assumed direct responsibility for reviewing these matters and has hired experienced independent counsel to conduct an investigation and provide legal advice.  We have provided, and intend to continue to provide, additional information to the DOJ and the SEC as the Audit Committee’s investigation progresses.

The Audit Committee’s investigation and the DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of the Audit Committee’s investigation, of the investigations by the DOJ or the SEC or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are unable to estimate the outcome of this matter, however, the imposition of any of these sanctions or remedial measures could have a material adverse effect on our business or financial condition.  We have not to date assessed whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Concerning Common Stock

Bio-Rad’s Class A and Class B Common Stock are listed on the New York Stock Exchange with the symbols BIO and BIO.B, respectively.  The following sets forth, for the periods indicated, the high and low intraday sales prices for our Class A and Class B Common Stock.

	Class A		Class B
	High	Low	High	Low
2010
Fourth Quarter	$ 105.60	$ 89.02	$ 104.57	$ 89.82
Third Quarter	93.36	80.00	92.72	83.82
Second Quarter	113.68	85.57	112.94	87.25
First Quarter	104.44	89.82	103.14	90.00
2009
Fourth Quarter	$ 100.99	$ 88.16	$ 100.00	$ 88.69
Third Quarter	96.20	68.90	94.98	69.34
Second Quarter	80.61	63.31	80.20	66.25
First Quarter	75.60	51.33	74.37	52.04

On February 15, 2011, we had 366 holders of record of Class A Common Stock and 161 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 400 MidCap Index and a selected peer group, assuming $100 invested on December 31, 2005, and reinvestment of dividends if paid:

(1)  The Peer Group consists of the following public companies: Beckman Coulter, Becton Dickinson, Thermo Fisher Scientific, Meridian Bioscience, PerkinElmer and Life Technologies.  Companies in our peer group reflect our participation in two different markets: life science research products and clinical diagnostics. No single public or private company has a comparable mix of products which serve the same markets. In many cases, only one division of a peer group company competes in the same market as we do. Collectively, however, our peer group reflects products and markets similar to those of Bio-Rad.

This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under these Acts.

ITEM 6.  SELECTED FINANCIAL DATA

Bio-Rad Laboratories, Inc.
Selected Financial Data
(in thousands, except per share data)
	Year Ended December 31,
	2010	2009	2008	2007 (2)	2006

Net sales	$ 1,927,118	$ 1,784,244	$ 1,764,365	$ 1,461,052	$ 1,273,930
Cost of goods sold	835,630	784,401	801,843	669,690	561,394
Gross profit	1,091,488	999,843	962,522	791,362	712,536
Selling, general and administrative expense	635,213	601,468	591,304	507,978	438,949
Research and development expense	172,266	163,585	159,518	140,535	123,376
Purchased in-process research and development expense	--	--	--	7,656	4,100
Impairment losses on goodwill and long-lived assets	--	3,802	28,757	--	--
Interest expense	63,717	47,024	32,113	31,606	32,022
Foreign exchange losses, net	3,884	5,003	7,634	2,576	1,053
Other (income) expense, net (1)	(3,875)	(6,871)	353	(19,832)	(28,991)
Income before income taxes and noncontrolling interests	220,283	185,832	142,843	120,843	142,027
Provision for income taxes	(33,348)	(36,667)	(44,579)	(26,548)	(38,764)
Net income attributable to noncontrolling interests	(1,445)	(4,545)	(8,754)	(1,301)	--
Net income attributable to Bio-Rad	$ 185,490	$ 144,620	$ 89,510	$ 92,994	$ 103,263

Basic earnings per share	$ 6.70	$ 5.28	$ 3.30	$ 3.48	$ 3.92

Diluted earnings per share	$ 6.59	$ 5.20	$ 3.24	$ 3.41	$ 3.83

Cash dividends paid per common share	$ --	$ --	$ --	$ --	$ --
Total assets	$ 3,062,764	$ 2,535,853	$ 2,037,264	$ 1,971,594	$ 1,596,168
Long-term debt, net of current maturities	$ 731,100	$ 737,919	$ 445,979	$ 441,805	$ 425,625

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

Overview.  We are a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide customers with specialized tools needed for biological research and clinical diagnostics.

We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, industry, education and government customers worldwide.  We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers rely on consistency for their experiments and test results, we believe that more than 70% of our revenue is considered recurring.

We continue to build upon our worldwide reputation for quality, innovative products and well-recognized brand names within our industry. Our reach is global, as we currently provide products and services to more than 85,000 customers in 130 countries worldwide.  Approximately 31% of our 2010 consolidated net sales are from the United States and approximately 69% are from international locations.  The international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, Singapore Dollar and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the U.S. dollar strengthens. When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG (Biotest).  This 45 million Euro (approximately $64.9 million) acquisition broadened our product offering in the area of immunohematology and provided access to the U.S. markets for these products.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Year Ended December 31,
	2010	2009	2008
Net sales	100.0	100.0	100.0
Cost of goods sold	43.4	44.0	45.4
Gross profit	56.6	56.0	54.6
Selling, general and administrative expense	33.0	33.7	33.5
Research and development expense	8.9	9.2	9.0
Net income attributable to Bio-Rad	9.6	8.1	5.1

We intend that the discussions of critical accounting policies and estimates and recent accounting pronouncements that follow will assist you in understanding how such principles, estimates and accounting pronouncements affect our financial condition and results of operations as well as significant factors that caused changes in our financial condition and results of operations for the years ended December 31, 2010 and 2009.

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

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded in connection with the deferred tax assets.  We have recorded a valuation allowance of $37.0 million and $37.9 million as of December 31, 2010 and 2009, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain foreign net operating losses carried forward.  The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established which would increase the tax provision, lowering income and impacting our financial position.  Should realization of these previously reserved deferred tax assets occur, the provision for income taxes may decrease, raising income and positively impacting Bio-Rad’s financial position.

Valuation of Goodwill and Long-lived Assets.  Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill amounts are assigned to reporting units at the time of acquisition and are adjusted for any subsequent significant transfers of business between reporting units.  We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  We perform the impairment tests of goodwill at our reporting unit level, which is one level below our reporting segments.  The goodwill impairment test consists of a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

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

In 2009 and 2008, our reviews indicated impairment charges of $3.8 million and $1.6 million, respectively, related to the developed technology intangible assets of certain product lines that were acquired in 2006.  Also in 2008, our review indicated an impairment charge of $27.2 million related to goodwill from a 1999 acquisition.  The goodwill impairment was caused primarily by the continuing decline in the BSE (bovine spongiform encephalopathy) product line.  There were no impairment losses recorded in 2010.

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

Corporate Results -- Sales, Gross Margins and Expenses

Net sales

Net sales (sales) in 2010 increased 8.0% to $1.93 billion from $1.78 billion in 2009, with Biotest contributing approximately $56.1 million to the growth in sales.  Foreign currency had minimal impact on total sales growth. Excluding the additional sales from the Biotest acquisition, 2010 sales grew by 4.8% on a currency neutral basis.  Currency neutral sales growth, excluding Biotest, was achieved in all regions, but was primarily driven by growth in Asia Pacific, Eastern Europe and Latin America.

The Life Science segment sales in 2010 were $648.1 million, an increase of 2.6%, or 2.2% on a currency neutral basis, compared to 2009.  Sales growth was primarily attributed to real-time PCR products and a new product line TC 10TM  automated cell counter, partially offset by general market weakness, especially in Europe. Currency neutral sales growth in the Life Science segment was primarily in Asia Pacific, Eastern Europe, Latin America and North America, while European sales declined.

The Clinical Diagnostics segment reported sales in 2010 of $1.27 billion, an increase of 11.0% compared to 2009, with Biotest contributing approximately 4.9% to the sales growth.  On a currency neutral basis, sales in 2010 increased 11.3% including Biotest compared to 2009.  Clinical Diagnostics realized growth in its quality controls product line and in immunohematology (before the inclusion of Biotest), diabetes and BioPlex® 2200 instruments and reagents.  Sales growth was primarily in Asia Pacific, Eastern Europe and Latin America, and to a lesser extent North America.

Our net sales increased by 1.1% in 2009 to $1.78 billion as compared to 2008.  Excluding the impact of foreign currency, 2009 sales increased by approximately 5.5% compared to 2008.  Currency neutral sales growth was generated primarily in the regions of Asia Pacific, the United States and developing or emerging markets in Eastern Europe and Latin America.  DiaMed Holding AG (DiaMed) distributors acquired in late 2008 and early 2009 also contributed to sales growth.

The Life Science segment sales decreased 1.9% in 2009 as compared to 2008.  On a currency neutral basis sales increased 0.8%.  The decline in sales of BSE (bovine spongiform encephalopathy) products continued in 2009, as both product prices and government-mandated tests declined.  Excluding the impact of the BSE product line, the Life Science segment grew by 1.3% in 2009 as compared to 2008.  Product groups that showed growth included real-time PCR instruments and reagents, the ProteOnTM protein interaction analysis system and the Biotechnology ExplorerTM program.  Sales growth in the Life Science segment was primarily in Asia Pacific, Latin America and the U.S., while European sales represented the majority of declining sales.

The Clinical Diagnostics segment achieved sales growth of 3.0% in 2009 as compared to 2008.  Excluding the impact of foreign currency, sales increased 8.5% compared to 2008.  Most Clinical Diagnostics major product lines showed sales growth, such as BioPlex 2200 systems, quality controls and blood virus products.  There was a decline in sales of contract manufacturing as some of these contracts were not renewed.  On a regional basis, currency neutral sales growth was primarily provided by Asia Pacific, the United States and emerging markets including Latin America, partially offset by sales declines in Europe.

Gross margin

Consolidated gross margins were 56.6% in 2010 compared to 56.0% in 2009.  Life Science segment gross margins in 2010 improved from 2009 by approximately 2.4%.  The increase was primarily due to improved manufacturing overhead absorption, reduction in costs and a favorable product mix toward higher margin products.  Clinical Diagnostics segment gross margins in 2010 decreased by approximately 0.4% from 2009.  The Biotest acquisition had a negative impact on Clinical Diagnostics segment gross margins due to higher inventory values resulting from purchase accounting and overall lower margins than historically achieved by the segment.  Partially offsetting this decrease in gross margins was a favorable settlement of intellectual property disputes and lower royalty expenses.

Consolidated gross margins were 56.0% in 2009 compared to 54.6% in 2008.  Life Science segment gross margins improved in 2009 compared to 2008 by 0.1%.  The improvement was the result of better manufacturing overhead absorption from a reduction in costs, the move of new products to more cost efficient off-shore manufacturing, and sales mix favoring higher margin reagents rather than instruments with typically lower margin.  Clinical Diagnostics segment gross margins improved by approximately 2.2% in 2009 compared to 2008.  Improvements included lower royalty payments paid to licensors as a result of the expiration of patents in blood virus and immunohematology products, increased margin from the acquisition of DiaMed distributors and the reduction of the impact of DiaMed pre-acquisition inventory subject to purchase accounting rules.  Additionally the BioPlex 2200 margins improved from greater placements and higher test volume.

Selling, general and administrative expense

Consolidated selling, general and administrative expense (SG&A) represented 33.0% of sales in 2010 compared to 33.7% of sales in 2009.  The growth rate in absolute SG&A spending was less than the rate of sales growth.  Moderation in spending for employee related costs and third party commissions lowered the rate of SG&A spending to sales.  Absolute dollar increases in SG&A were primarily in employee-related costs, travel and related costs, and professional services.

Consolidated SG&A represented 33.7% of net sales for 2009 compared to 33.5% of net sales in 2008.  Growth in absolute SG&A spending was proportional to sales.  The Clinical Diagnostics segment grew SG&A at a slightly lower rate than the growth in its sales, while the Life Science segment’s reduced rate of spending in SG&A was larger than the decline in its sales.  Absolute dollar increases in SG&A were primarily in employee-related expenses and purchased intangibles amortization, partially offset by lower travel costs and professional services.

Research and development expense

Research and development expense was $172.3 million in 2010, or 8.9% of sales, compared to 9.2% of sales in 2009.  Both the Life Science and Clinical Diagnostics segments research and development expense increased in absolute dollars, however as a percent of sales, Clinical Diagnostics segment expense decreased from 2009.  Life Science segment efforts concentrated on genomics, proteomics process chromatography and food diagnostics applications.  The majority of the Clinical Diagnostics segment increase was related to an additional emphasis in diabetes monitoring, clinical microbiology, expanded blood virus diagnostic tests and improved automation.

Research and development expense was $163.6 million in 2009, or 9.2% of sales, compared to 9.0% of sales in 2008.  Life Science segment development efforts were directed towards genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment development efforts were focused on expanded tests for the BioPlex 2200 testing platform, as well as other enhancements to existing automation and reagents used for immunohematology, clinical microbiology and blood virus diagnostic tests and additional quality control products.  In absolute dollars, the increase was in the Clinical Diagnostic segment, partially offset by a decrease in the Life Science segment.

Corporate Results – Non-operating

Interest expense

Interest expense in 2010 increased 35.5% to $63.7 million compared to 2009.  The increase in interest expense in 2010 from 2009 was primarily due to the payment of a call premium and the expensing of unamortized debt issuance costs for the redemption of the $200.0 million of 6.125% Senior Subordinated Notes in December 2010, and the interest associated with the $300 million of 8.0% Senior Subordinated Notes due in 2016 that were issued in May 2009.  Our other principal debt obligation was the $225.0 million 7.5% Senior Subordinated Notes, which were redeemed in January 2011.

Interest expense in 2009 increased 46.4% to $47.0 million when compared to 2008.  The additional $300.0 million of 8.0% Senior Subordinated Notes that were issued in May 2009 had increased our indebtedness to $742.6 million at December 31, 2009, which increased our interest expense in 2009 compared to 2008.

Foreign currency exchange gains and losses

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Net foreign currency exchange losses for 2010, 2009 and 2008 were $ 3.9 million, $5.0 million and $7.6 million, respectively.  The 2010 and 2009 net foreign currency exchange losses were attributable to greater market volatility, costs to hedge and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.  The 2008 net loss reflected a number of unhedged European based intercompany loans denominated in Euros, British Sterling and Swiss Francs, which arose as part of our acquisitions in December 2008.  The significant volatility in December 2008 resulted in an approximate $3 million non-cash loss on these accounts.  Additionally, we recorded a 2008 loss of $1.6 million on unhedged intercompany payables for our Brazilian subsidiaries, which we have not historically hedged due to the high cost.  All years are affected by the economic hedging program we employ to hedge our intercompany receivables and payables.

Other income and expense, net

Other income and expense, net for 2010 includes investment and dividend income; generally interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  Other income, net in 2010 was $3.9 million compared to $6.9 million in 2009.  The decrease primarily resulted from non-recurring income of $4.6 million in 2009 related to the relief of a foreign non-income based tax obligation, partially offset by higher other-than-temporary impairment of investments in 2009 than in 2010.

Other income, net in 2009 was $6.9 million compared to other expense, net of $0.4 million in 2008.  The 2009 other income, net included a relief of $4.6 million for a foreign non-income based tax obligation, higher interest and dividend income, and lower charges for impairment on investments compared to 2008.

Effective tax rate

Our effective tax rate was 15% and 20% in 2010 and 2009, respectively.  The effective tax rates in 2010 and 2009 both reflected tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign rates.  The lower effective tax rate in 2010 was primarily due to a benefit of approximately $22.4 million that related to U.S. foreign tax credits associated with a $163.9 million distribution of earnings from our foreign affiliates to the U.S.

Our effective tax rate was 20%, and 31% in 2009 and 2008, respectively.  The decrease was primarily related to the completion in the fourth quarter of 2009 of a U.S. income tax examination covering the years 2001 through 2005, favorable tax rates associated with higher earnings from operations in lower-tax jurisdictions throughout the world and a reduction in our balance of unrecognized tax benefits due to lapses of statutes.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including but not limited to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows for capital expenditures, and interest and tax expense are covered by cash flow from operations.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of December 31, 2010.  The Credit Agreement expires on June 21, 2014.

The continuing slow economic growth in developed nations may adversely affect our future results of operations.  Demand for our products and services could change more dramatically than in previous years based on activity and support levels from government, universities, hospitals and private industry including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in our business.  Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity.

At December 31, 2010, we had $1,025.2 million in cash, cash equivalents and short-term investments.   Taking into consideration the cash needed to redeem our 7.50% Senior Subordinated Notes in January 2011, we had available $790.6 million in cash, cash equivalents and short-term investments.  Under domestic and international lines of credit, we had $251.1 million available for borrowing as of December 31, 2010, of which $13.9 million is reserved for standby letters of credit issued by our banks to guarantee our obligations to various companies.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and future acquisitions.

The instability in credit markets along with inadequate capitalization in some parts of the financial services industry could impact both our ability and our customer’s ability to access the necessary capital for acquisition, equipment and technology modernization, and the financing of inventory and receivables.  Without this crucial intermediary function, manufacturers and end users may have to renegotiate existing arrangements, reduce activity levels or seek other business partners.

Cash Flow from Operations

Net cash provided by operations was $225.9 million, $325.1 million and $191.4 million in 2010, 2009 and 2008, respectively.  The net decrease between 2010 and 2009 of $99.2 million primarily represented an increase in cash paid to suppliers, including royalty payments covering multiple years and payments to settle intellectual property disputes, higher payments on income taxes, and higher interest payments primarily from the call premium and the redemption of the $200.0 million of 6.125% Senior Subordinated Notes in December 2010, and the interest associated with the $300 million of 8.0% Senior Subordinated Notes due in 2016 that were issued in May 2009.  Partially offsetting this decrease was an increase in cash received from customers compared to 2009.  However, cash received from customers was at a slower rate than expected in 2010 due to a slowdown in cash collections, as many governments, especially in Europe, address the need for deficit reductions and sovereign borrowings.  We continue to stress cash flow as a global company-wide goal.

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

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable.  We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies.  We expect the first quarter of 2011 cash flows from operations to be lower as Bio-Rad historically makes larger payments for royalties, fourth quarter sales commissions to third parties and employee annual bonuses during this period.

Cash Flow from Investing Activities

Net cash used in investing activities, including capital expenditures was $216.5 million, $176.0 million and $146.1 million in 2010, 2009 and 2008, respectively.  Capital expenditures in 2010 totaled $87.3 million, compared to $66.8 million and $84.8 million in 2009 and 2008, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Also included in capital expenditures were investments in business systems and data communication upgrades and enhancements.  We anticipate accelerating expenditures in future periods to expand our e-commerce platform internationally and for implementation globally of a single instance ERP platform, for which we committed to purchase software in December 2010.  The estimated global implementation cost could reach approximately $150 million and is estimated to take approximately five years to implement.  All periods included equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use.

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG for 45 million Euros (approximately $64.9 million) in cash.  In September 2010, we acquired the remaining noncontrolling interests of DiaMed France SA for 10.2 million Euros, or approximately $12.9 million, in cash.  In 2010, 2009 and 2008, we acquired the remaining shares of DiaMed Holding AG (DiaMed) for approximately $1.4 million, $30.0 million and $33.6 million, respectively.  In 2008 we also paid cash for the acquisition of two distributors for approximately $17 million.  All of these acquisitions are included in our Clinical Diagnostics segment.  We anticipate that we will purchase in 2011 the remaining noncontrolling interests in two DiaMed subsidiaries, which we estimate will cost approximately $5 million.

We continue to review other possible acquisitions to expand both our Life Science and Clinical Diagnostics segments, including independent distributors of the DiaMed product line.  We routinely meet with the principals or brokers of the subject companies.  We are evaluating additional acquisitions on a preliminary basis.  It is not certain that any of these transactions will advance beyond the preliminary stages or be completed.

Cash Flow from Financing Activities

Net cash provided by financing activities was $228.7 million, $293.9 million and $6.3 million in 2010, 2009 and 2008, respectively.  Cash provided in 2010 was primarily due to Bio-Rad issuing $425.0 million principal amount of 4.875% Senior Notes in December 2010, which yielded net proceeds of $422.6 million at an effective rate of 4.946%.  In December 2010, $204.3 million of the net proceeds were used to redeem our $200.0 million 6.125% Senior Subordinated Notes, including a call premium.  In January 2011, the remaining proceeds, together with cash on hand, were used to redeem our $225.0 million 7.50% Senior Subordinated Notes for $234.6 million, including a call premium.  This refinancing should lower our interest expense going forward.

Net cash provided by financing activities in 2009 was primarily due to Bio-Rad issuing $300 million of 8% Senior Subordinated Notes in May 2009, which yielded net proceeds of $294.8 million at an effective rate of 8.3%.  The net proceeds have been and will be used for working capital and general corporate purposes, which may include acquisitions.  Net cash provided by financing activities in 2008 principally reflected cash flow for the exercise of stock options and receipts from the Employee Stock Purchase Plan transactions, partially offset by payments on long-term debt that represented the reduction of acquired DiaMed debt.

The Credit Agreement that was entered into in June 2010, is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2014.

The Board of Directors has authorized the repurchase of up to $18 million of Bio-Rad’s common stock over an indefinite period of time of which $3.3 million has yet to be repurchased.  The Credit Agreement and the indenture governing our 8.0% Senior Subordinated Notes restrict our ability to repurchase our stock.  We did not repurchase any shares of our common stock during 2010, 2009 or 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2010 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less			More
		Than	1-3	3-5	than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$ 964.2	$ 233.1	$ 0.6	$ 0.2	$ 730.3
Interest payments	223.0	27.2	48.0	48.0	99.8
Operating lease obligations (2)	132.7	33.1	46.0	24.3	29.3
Purchase obligations (3)	59.2	57.9	1.3	--	--
Long-term liabilities (4)	46.4	--	20.7	2.0	23.7

(1)	These amounts represent expected cash payments, including capital lease obligations and are included in our
Consolidated Balance Sheets. See Note 5 of the Consolidated Financial Statements for additional information about our debt.

(2)	Operating lease obligations are described in Note 11 of the Consolidated Financial Statements.

(3)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding
	to Bio-Rad and that specify all significant terms. Purchase obligations exclude agreements that are cancelable
	without penalty.

(4)	Excluded from this table is our liability for income tax payable, including uncertain tax positions,
	in the amount of $18.4 million. We are not able to reasonably estimate the timing of future cash flows of these
	tax liabilities, therefore, our income tax obligations are excluded from the table above. See Note 6 of the
	Consolidated Financial Statements.

Recent Financial Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued a standard to improve disclosures about fair value measurements.  Specifically, the standard requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  The standard was effective for our interim period ended March 31, 2010, except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis.  Those disclosures will be effective for our interim period ending March 31, 2011.  This standard did not effect nor is expected to effect our consolidated financial statements.

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

Foreign currency exposures are managed on a centralized basis.  This allows for the netting of natural offsets and lowers transaction costs and net exposures.  Where possible, we seek to manage our foreign exchange risk in part through operational means, including matching same-currency revenues to same currency costs, and same-currency assets to same-currency liabilities.  Moreover, weakening in one currency can often be offset by strengthening in another currency.  Foreign exchange risk is also managed through the use of forward foreign exchange contracts.  Positions are primarily in Euro, Swiss Franc, British Sterling, Singapore Dollar and Japanese Yen.  The majority of forward contracts are for periods of 90 days or less. We record the change in value of our foreign currency receivables and payables as a Foreign exchange (gain) loss on our Consolidated Statements of Income along with the change in fair market value of the forward exchange contract used as an economic hedge of those assets or liabilities.

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates.  All other variables were held constant.  Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates.  A decline of 10% on quoted foreign exchange rates would result in an approximate net-present-value loss of $49 million on our derivative position.  This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates.  Due to the relatively small amount of short-term variable rate debt we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%.  Our long-term debt consists primarily of fixed-rate instruments, and is thus insulated from interest rate changes.  As of December 31, 2010, the overall interest rate risk associated with our debt was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	31
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets at December 31, 2010 and 2009	33-34
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2010	35
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2010	36
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
for each of the three years in the period ended December 31, 2010	37
Notes to Consolidated Financial Statements	38-66

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Bio-Rad Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and changes in stockholders' equity and comprehensive income for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Rad Laboratories, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bio-Rad Laboratories, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
February 28, 2011

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Bio-Rad Laboratories, Inc.
Hercules, California

We have audited the accompanying consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows of Bio-Rad Laboratories, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2008.  Our audit also included the financial statement schedule for the year ended December 31, 2008 listed in Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of new accounting standards for Noncontrolling Interests and Interests Grants in Share-Based Payment Transactions.

/s/ Deloitte & Touche LLP

San Francisco, California
February 28, 2009 (May 18, 2009 as to the effects of the retrospective adoption of new accounting standards as described in Note 1 to the financial statements)

Bio-Rad Laboratories, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 906,551	$ 649,938
Restricted cash	6,422	--
Short-term investments	118,636	94,876
Accounts receivable, less allowance for doubtful accounts of
$25,052 at 2010 and $23,100 at 2009	387,996	345,734

Inventories:
Raw materials	82,270	68,155
Work in process	110,527	97,513
Finished goods	205,303	185,538
Total inventories	398,100	351,206

Deferred tax assets	48,021	43,102

Prepaid expenses, taxes and other current assets	109,620	77,818
Total current assets	1,975,346	1,562,674

Property, plant and equipment:
Land and improvements	18,456	16,853
Buildings and leasehold improvements	232,959	204,612
Equipment	560,718	506,686
Total property, plant and equipment	812,133	728,151
Accumulated depreciation	(478,516)	(425,734)
Property, plant and equipment, net	333,617	302,417

Goodwill, net	363,981	327,626
Purchased intangibles, net	203,881	204,779
Long-term deferred tax assets	12,976	13,272
Other assets	172,963	125,085

TOTAL ASSETS	$ 3,062,764	$ 2,535,853

The accompanying notes are an integral part of these consolidated financial statements.

Bio-Rad Laboratories, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 113,440	$ 92,988
Accrued payroll and employee benefits	131,381	126,702
Notes payable and current maturities of long-term debt	233,181	5,132
Income and other taxes payable	50,935	42,322
Accrued royalties	23,944	46,692
Other current liabilities	113,746	106,136
Total current liabilities	666,627	419,972

Long-term debt, net of current maturities	731,100	737,919
Deferred income taxes	59,738	42,894
Other long-term liabilities	64,780	55,855
Total liabilities	1,522,245	1,256,640

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY
Bio-Rad stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized;
issued and outstanding - none	--	--
Class A common stock, $0.0001 par value, 80,000,000 shares authorized;
issued and outstanding – 22,677,300 at 2010 and 22,406,669 at 2009	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares authorized;
issued and outstanding – 5,175,343 at 2010 and 5,119,402 at 2009	1	1

Additional paid-in capital	156,986	130,444
Retained earnings	1,181,687	996,197
Accumulated other comprehensive income:
Currency translation and other	198,020	133,082
Total Bio-Rad stockholders’ equity	1,536,696	1,259,726
Noncontrolling interests	3,823	19,487
Total stockholders’ equity	1,540,519	1,279,213

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,062,764	$ 2,535,853

The accompanying notes are an integral part of these consolidated financial statements.

Bio-Rad Laboratories, Inc. Consolidated Statements of Income (in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Net sales	$ 1,927,118	$ 1,784,244	$ 1,764,365
Cost of goods sold	835,630	784,401	801,843
Gross profit	1,091,488	999,843	962,522
Selling, general and administrative expense	635,213	601,468	591,304
Research and development expense	172,266	163,585	159,518
Impairment losses on goodwill and long-lived assets	--	3,802	28,757
Income from operations	284,009	230,988	182,943
Interest expense	63,717	47,024	32,113
Foreign exchange losses, net	3,884	5,003	7,634
Other (income) expense, net	(3,875)	(6,871)	353
Income before income taxes	220,283	185,832	142,843
Provision for income taxes	(33,348)	(36,667)	(44,579)
Net income including noncontrolling interests	186,935	149,165	98,264
Less: Net income attributable to noncontrolling interests	(1,445)	(4,545)	(8,754)
Net income attributable to Bio-Rad	$ 185,490	$ 144,620	$ 89,510
Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$ 6.70	$ 5.28	$ 3.30
Weighted average common shares - basic	27,665	27,404	27,112

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$ 6.59	$ 5.20	$ 3.24
Weighted average common shares - diluted	28,151	27,828	27,638

The accompanying notes are an integral part of these consolidated financial statements.

Bio-Rad Laboratories, Inc. Consolidated Statements of Cash Flows (in thousands)
	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Cash received from customers	$ 1,877,483	$ 1,778,316	$ 1,765,667
Cash paid to suppliers and employees	(1,536,935)	(1,386,382)	(1,495,669)
Interest paid	(59,834)	(38,471)	(30,792)
Income tax payments	(55,502)	(37,749)	(49,159)
Miscellaneous receipts (payments), net	3,625	10,024	6,374
Excess tax benefits from share-based compensation	(2,928)	(664)	(5,050)
Net cash provided by operating activities	225,909	325,074	191,371

Cash flows from investing activities:
Capital expenditures, net	(87,263)	(66,795)	(84,809)
Payments for acquisitions, net of cash received,
and long-term investments	(89,307)	(35,990)	(53,014)
Payments on purchases of intangible assets	(4,081)	(9,566)	(4,000)
Purchases of marketable securities and investments	(240,286)	(147,554)	(77,800)
Sales and maturities of marketable securities
and investments	207,636	86,473	78,906
Proceeds from (payments for) foreign currency
economic hedges, net	3,211	(2,520)	(5,390)
Restricted cash	(6,422)	--	--
Net cash used in investing activities	(216,512)	(175,952)	(146,107)

Cash flows from financing activities:
Net payments on line-of-credit arrangements and
notes payable	(830)	(2,303)	(1,642)
Long-term borrowings	424,633	294,750	1,600
Payments on long-term borrowings	(206,706)	(6,823)	(11,589)
Proceeds from issuance of common stock	12,730	10,286	12,912
Debt issuance costs on long-term borrowings	(4,010)	(2,641)	--
Excess tax benefits from share-based compensation	2,928	664	5,050
Net cash provided by financing activities	228,745	293,933	6,331

Effect of foreign exchange rate changes on cash	18,471	2,359	(8,835)

Net increase in cash and cash equivalents	256,613	445,414	42,760
Cash and cash equivalents at beginning of year	649,938	204,524	161,764
Cash and cash equivalents at end of year	$ 906,551	$ 649,938	$ 204,524

Non-cash investing activities:
Capital lease obligation for facilities	$ --	$ --	$ 9,768
Purchased intangible assets	$ --	$ --	$ 11,357

The accompanying notes are an integral part of these consolidated financial statements.

Bio-Rad Laboratories, Inc Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Bio-Rad	Non- controlling Interests	Total
Balance at January 1, 2008	$ 3	$ 98,629	$ 762,067	$ 110,224	$ 970,923	$ 35,201	$ 1,006,124
Net income	--	--	89,510	--	89,510	8,754	98,264
Currency translation adjustments	--	--	--	(17,496)	(17,496)	(1,175)	(18,671)
Other post-employment benefits
adjustments, net of tax of ($357)	--	--	--	1,848	1,848	--	1,848
Net unrealized holding losses,
net of tax of ($9,381)	--	--	--	(19,162)	(19,162)	--	(19,162)
*Reclassification adjustments for
losses included in net income,
net of tax of $0	--	--	--	(10,256)	(10,256)	--	(10,256)
Total comprehensive income					44,444	7,579	52,023
Issuance of common stock	--	12,912	--	--	12,912	--	12,912
Stock compensation expense	--	7,328	--	--	7,328	--	7,328
Tax benefit-exercise stock options	--	5,532	--	--	5,532	--	5,532
Purchase of additional
controlling interests	--	--	--	--	--	(13,279)	(13,279)
Balance at December 31, 2008	3	124,401	851,577	65,158	1,041,139	29,501	1,070,640
Net income	--	--	144,620	--	144,620	4,545	149,165
Currency translation adjustments	--	--	--	34,307	34,307	(195)	34,112
Other post-employment benefits
adjustments, net of tax of $432	--	--	--	(1,072)	(1,072)	224	(848)
Net unrealized holding gains,
net of tax of $2,768	--	--	--	32,492	32,492	--	32,492
*Reclassification adjustments for
gains included in net income,
net of tax of $1,279	--	--	--	2,197	2,197	--	2,197
Total comprehensive income					212,544	4,574	217,118
Issuance of common stock	--	10,286	--	--	10,286	--	10,286
Stock compensation expense	--	9,084	--	--	9,084	--	9,084
Tax benefit-exercise stock options	--	696	--	--	696	--	696
Purchase of additional
controlling interests	--	(14,023)	--	--	(14,023)	(14,588)	(28,611)
Balance at December 31, 2009	3	130,444	996,197	133,082	1,259,726	19,487	1,279,213
Net income	--	--	185,490	--	185,490	1,445	186,935
Currency translation adjustments	--	--	--	52,139	52,139	226	52,365
Other post-employment benefits
adjustments, net of tax of $750	--	--	--	(2,311)	(2,311)	(224)	(2,535)
Net unrealized holding gains,
net of tax of $8,574	--	--	--	14,725	14,725	--	14,725
*Reclassification adjustments for
gains included in net income,
net of tax of $224	--	--	--	385	385	--	385
Total comprehensive income					250,428	1,447	251,875
Issuance of common stock	--	12,730	--	--	12,730	--	12,730
Stock compensation expense	--	10,201	--	--	10,201	--	10,201
Tax benefit-exercise stock options	--	3,161	--	--	3,161	--	3,161
Purchase of additional controlling
interests and other	--	450	--	--	450	(17,111)	(16,661)
Balance at December 31, 2010	$ 3	$ 156,986	$ 1,181,687	$ 198,020	$ 1,536,696	$ 3,823	$ 1,540,519

The accompanying notes are an integral part of these consolidated statements.   * Calculated using the specific identification method.

Bio-Rad Laboratories, Inc.

Notes to Consolidated Financial Statements

1.	SIGNIFICANT ACCOUNTING POLICIES

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

We have changed the presentation of our Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, for all periods by presenting the headings in columns and the dates in rows.  Previously the headings were in rows and the dates were in columns.  We believe this presentation is preferable as the roll forward of the headings is easier to understand and the presentation is consistent with most other companies.

We evaluate subsequent events and the evidence they provide about conditions existing at the date of the balance sheet as well as conditions that arose after the balance sheet date but through the date the financial statements are issued.  The effects of conditions that existed at the balance sheet date are recognized in the financial statements.  Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading.  To the extent such events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects for those events and conditions.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less which are readily convertible into cash.  Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash of 6 million Swiss Francs (approximately $6.4 million) represents a deposit in an escrow account for the purchase of a leased building that is expected to take place in May 2011.

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

Proceeds from the sale of property, plant and equipment of $1.2 million, $1.2 million and $0.9 million for 2010, 2009 and 2008, respectively, are included in Capital expenditures, net in the Consolidated Statements of Cash Flows.

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

Revenue Recognition

Revenue is recognized when pervasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured and title has passed to the customer or product has been delivered absent specific contractual specifications.  Equipment that requires factory installation is not recorded until installation is complete and customer acceptance, if required contractually, has occurred.  At the time the related revenue is recognized, a provision is recognized for estimated product returns.  Reagent agreements are a diagnostic industry sales method that provides use of an instrument if the customer exclusively purchases the company’s reagents to use on that instrument.  We have evaluated the reagent agreements and account for the contracts under the terms of the guidance in regard to accounting for revenue arrangements with multiple deliverables.  All revenues that we earn under our reagent agreements are recognized pursuant to the terms of each arrangement either when the reagent has been delivered to or used by the customer.  Service revenues on extended warranty contracts are recognized ratably over the life of the service agreement or as services are performed, if not under contract.

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

	2010	2009

January 1	$ 16.1	$ 15.8
Provision for warranty	19.7	16.8
Actual warranty costs	(17.5)	(16.5)
December 31	$ 18.3	$ 16.1

Research and Development

Internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed.  Purchased in-process research and development costs before January 1, 2010 were expensed at the time of purchase.  Beginning January 1, 2010 under a new accounting standard, purchased in-process research and development costs acquired in a business combination are capitalized as an intangible asset.

Foreign Currency

Balance sheet accounts of international subsidiaries are translated at the current exchange rates as of the end of the accounting period.  Income statement items are translated at average exchange rates for the period.  The resulting translation adjustments are recorded as a separate component of stockholders’ equity.

Foreign currency transaction gains and losses are included in Foreign exchange losses, net in the Consolidated Statements of Income.  Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction.

Forward Foreign Exchange Contracts

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes, nor do we seek hedge accounting treatment for any of our contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded as an asset or liability measured at their fair value at each balance sheet date. The resulting gains or losses offset exchange gains or losses, on the related receivables and payables, all of which are recorded as Foreign exchange losses, net in the Consolidated Statements of Income.  The cash flows related to these contracts are classified as Cash flows from investing activities in the Consolidated Statements of Cash Flows.

Noncontrolling Interests

On January 1, 2009 we adopted a new standard in regard to noncontrolling interests in consolidated financial statements.  This standard established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarified that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that is reported as equity in the consolidated financial statements and separate from the parent company’s equity.  This statement requires disclosure, on the face of the Consolidated Statements of Income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  These disclosure requirements were applied retrospectively to all periods presented.

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

Earnings per Share

Effective January 1, 2009, we adopted new guidance which specified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share (EPS) pursuant to the two-class method.  As our unvested restricted shares qualify as participating securities, we have included these shares in the computation of EPS.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Basic weighted average shares outstanding	27,665	27,404	27,112
Effect of potentially dilutive stock options
and restricted stock awards	486	424	526
Diluted weighted average common shares	28,151	27,828	27,638
Anti-dilutive shares	114	176	105

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

Recent Financial Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued a standard to improve disclosures about fair value measurements.  Specifically, the standard requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; the reasons for any transfers in or out of Level 3; and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  The standard was effective for our interim period ended March 31, 2010, except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis.  Those disclosures will be effective for our interim period ending March 31, 2011.  This standard did not effect nor is expected to effect our consolidated financial statements as it is for disclosure purposes only.

2.	ACQUISITIONS

In January 2010, we acquired certain diagnostic businesses of Biotest AG (Biotest) for 45 million Euros (approximately $64.9 million) in cash.  The acquisition was accounted for as a business combination.  The operating results of these businesses are included in our Clinical Diagnostics segment.  We acquired $30.9 million of net tangible assets, $12.8 million of goodwill and $21.2 million of intangible assets.  The goodwill recorded will not be deductible for tax purposes.  Integrating the acquired portion of Biotest's diagnostic businesses into our product portfolio broadened our product offering in the area of immunohematology and provided us access to the U.S. markets with a range of products.

In October 2007, we began acquiring the outstanding shares of DiaMed Holding AG (DiaMed).  DiaMed develops, manufactures and markets worldwide a complete line of reagents used in blood typing and screening as well as instruments and instrument systems that use its proprietary reagents, and is included in our Clinical Diagnostics segment.  The acquisition was performed in stages, with the final shares purchased in February 2010.  Through December 2008, we acquired $38.1 million of net tangible assets, $202.0 million of goodwill and $192.8 million of intangible assets.  The final two purchases were accounted for as equity transactions, which resulted in a net reduction of Bio-Rad’s additional paid in capital of $14.9 million.  The following table summarizes the purchase activity related to DiaMed (in millions):

	Percent Voting Interests	Consideration Paid
October 2007	86%	$ 399.3
March 2008	3%	14.0
December 2008	4%	19.6
April 2009	6%	30.0
February 2010	1%	1.4
	100%	$ 464.3

In September 2010, we acquired the remaining noncontrolling interests of DiaMed France SA.  We paid 10.2 million Euros (approximately $12.9 million) in cash.  Approximately 1.5 million Euros (approximately $1.9 million) will be due in 2011 as additional contingent consideration and is included in Other current liabilities in the Consolidated Balance Sheet.  As this acquisition was accounted for as an equity transaction, Bio-Rad’s additional paid-in capital was increased by $1.2 million.

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
the fair value of certain investments)

Financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2010 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$ --	$ 179.6	$ 179.6
Time deposits	16.7	25.0	41.7
Money market funds	266.3	--	266.3
Available-for-sale investments (b):
Corporate debt securities	--	39.8	39.8
U.S. government sponsored agencies	--	54.7	54.7
Foreign government obligations	--	4.5	4.5
Municipal obligations	--	7.7	7.7
Marketable equity securities	102.2	--	102.2
Asset-backed securities:
Collateralized mortgage obligations	--	0.1	0.1
Other mortgage-backed securities	--	2.5	2.5
Other	--	0.3	0.3
Forward foreign exchange contracts (c)	--	0.5	0.5
Total Financial Assets Carried at Fair Value	$ 385.2	$ 314.7	$ 699.9

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$ --	$ 3.3	$ 3.3

(a)

Cash equivalents are included in Cash and cash equivalents in the Consolidated Balance Sheets.

(b)

Available-for-sale investments of $118.6 million are included in Short-term investments and $93.2 million are included in Other assets in the Consolidated Balance Sheets.

(c)

Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Consolidated Balance Sheets.

(d)

Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Consolidated Balance Sheets.

To estimate the fair value of Level 2 debt securities, excluding commercial paper and U.S. Treasury bills and notes, we examine quarterly the pricing provided by two pricing services and we obtain indicative market prices when there is insufficient correlation between the pricing services.  To estimate the fair value of Level 2 commercial paper and U.S. Treasury bills and notes we examine quarterly the pricing from our primary pricing service to ensure consistency with other similar securities.  As a result of our analysis as of December 31, 2010, we utilized our primary pricing service for all Level 2 debt securities for consistency since the results did not require the use of alternative pricing.

In addition, we review for investment securities that may trade in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  As of December 31, 2010, we did not have any investment securities in illiquid or inactive markets.

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

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The fair value of these contracts was derived using the spot rates published in the Wall Street Journal on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are recorded as Foreign exchange losses, net in the Consolidated Statements of Income. The cash flows related to these contracts are classified as Cash flows from investing activities in the Consolidated Statements of Cash Flows.  At December 31, 2010, we had contracts maturing in January through March 2011 to sell foreign currency with a notional value of $54.1 million and an unrealized loss of $0.1 million and contracts to purchase foreign currency, which had a notional value of $432.7 million with an unrealized loss of $2.7 million.

Financial assets carried at fair value on a recurring basis as of December 31, 2009 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Assets:
Cash equivalents	$ 301.4	$ 89.8	$ 391.2
Forward foreign exchange contracts	--	0.3	0.3
Available-for-sale investments:
Corporate debt securities	--	23.8	23.8
Municipal obligations	--	2.4	2.4
Asset-backed securities	--	5.5	5.5
U.S. government sponsored agencies	--	41.5	41.5
Foreign government obligations	--	17.9	17.9
Marketable equity securities	64.2	0.2	64.4

Total	$ 365.6	$ 181.4	$ 547.0

As of December 31, 2010 and 2009, we did not hold any financial assets that use Level 3 inputs to determine fair value.

Available-for-sale investments consist of the following (in millions):

	December 31, 2010
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 39.8	$ --	$ --	$ 39.8
Municipal obligations	7.7	--	--	7.7
Asset-backed securities	1.9	--	--	1.9
U.S. government sponsored agencies	54.7	--	--	54.7
Foreign government obligations	4.5	--	--	4.5
Marketable equity securities	8.8	1.3	(0.1)	10.0
	117.4	1.3	(0.1)	118.6
Long-term investments:
Marketable equity securities	45.5	47.9	(0.9)	92.5
Asset-backed securities	0.7	0.1	(0.1)	0.7
	46.2	48.0	(1.0)	93.2

Total	$ 163.6	$ 49.3	$ (1.1)	$ 211.8

	December 31, 2009
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 23.8	$ --	$ --	$ 23.8
Municipal obligations	2.4	--	--	2.4
Asset-backed securities	0.9	--	--	0.9
U.S. government sponsored agencies	41.5	--	--	41.5
Foreign government obligations	17.9	--	--	17.9
Marketable equity securities	8.6	0.4	(0.6)	8.4
	95.1	0.4	(0.6)	94.9
Long-term investments:
Marketable equity securities	29.9	26.4	(0.3)	56.0
Asset-backed securities	5.0	0.2	(0.6)	4.6
	34.9	26.6	(0.9)	60.6

Total	$ 130.0	$ 27.0	$ (1.5)	$ 155.5

As of December 31, 2010 and 2009, we had investments with gross unrealized losses of $0.6 million and $1.5 million, respectively, that were in a loss position for 12 months or more.  The number of investment positions that were in an unrealized loss position were 43 and 37 as of December 31, 2010 and 2009, respectively.

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010.

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2010 by contractual maturity date (in millions):

	Amortized	Fair
	Cost	Value

Mature in less than one year	$ 106.7	$ 106.7
Mature in one to five years	--	--
Mature in more than five years	2.6	2.6
Total	$ 109.3	$ 109.3

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

The estimated fair value of our financial instruments is as follows (in millions):

	December 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other assets	$ 145.6	$ 205.6	$ 101.8	$ 119.6
Current maturities of long-term
debt, excluding leases	$ 225.0	$ 228.1	$ --	$ --
Total long-term debt, excluding
leases	$ 718.2	$ 734.8	$ 720.1	$ 734.1

We own shares of ordinary voting stock of Sartorius AG, of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 30% of the outstanding voting shares (excluding treasury shares) of Sartorius as of December 31, 2010.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have any other influence over the operating and financial policies of Sartorius.  Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Consolidated Balance Sheets.

4.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill balances have been included in Corporate for segment reporting purposes in Note 13.  Changes to Goodwill were as follows (in millions):

	2010			2009
	Life	Clinical		Life	Clinical
	Science	Diagnostics	Total	Science	Diagnostics	Total
Balances as of January 1:
Goodwill	$ 70.7	$ 284.1	$ 354.8	$ 70.7	$ 278.3	$ 349.0
Accumulated impairment losses	(27.2)	--	(27.2)	(27.2)	--	(27.2)
Goodwill, net	43.5	284.1	327.6	43.5	278.3	321.8
Updated purchase price allocation	--	--	--	--	(1.6)	(1.6)
Acquisitions	--	12.8	12.8	--	--	--
Currency fluctuations	--	23.6	23.6	--	7.4	7.4
Balances as of December 31:
Goodwill	70.7	320.5	391.2	70.7	284.1	354.8
Accumulated impairment losses	(27.2)	--	(27.2)	(27.2)	--	(27.2)
Goodwill, net	$ 43.5	$ 320.5	$ 364.0	$ 43.5	$ 284.1	$ 327.6

In conjunction with the acquisition of certain businesses of Biotest in January 2010 (see Note 2), we recorded $12.8 million of goodwill and $21.2 million of intangible assets: $7.5 million of customer relationships, $9.5 million of developed product technology and $4.2 million of tradenames.

In 2009, the purchase price allocation was completed for the December 2008 acquisitions of DiaMed Fennica Oy and DiaMed (G.B.) Limited.

In 2008, a $27.2 million impairment loss related to goodwill was recorded in the Life Science segment.  The goodwill was originally recorded as part of an acquisition in 1999.  The impairment was caused primarily by the continuing decline in sales of the BSE (bovine spongiform encephalopathy) product line.  No impairment losses related to goodwill were recorded in 2010 and 2009.

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	December 31, 2010
	Average			Net
	Remaining	Purchase	Accumulated	Carrying
	Life (years)	Price	Amortization	Amount
Customer relationships/lists	1-13	$ 102.3	$ (24.8)	$ 77.5
Know how	1-6	92.6	(33.0)	59.6
Developed product technology	1-11	47.9	(19.2)	28.7
Licenses	1-10	35.4	(12.2)	23.2
Tradenames	2-12	29.5	(15.9)	13.6
Covenants not to compete	1-8	5.9	(4.6)	1.3
Patents	--	1.0	(1.0)	--
Other	1	0.1	(0.1)	--
		$ 314.7	$ (110.8)	$ 203.9

	December 31, 2009
	Average			Net
	Remaining	Purchase	Accumulated	Carrying
	Life (years)	Price	Amortization	Amount
Customer relationships/lists	1-14	$ 90.3	$ (15.9)	$ 74.4
Know how	1-7	92.0	(28.5)	63.5
Developed product technology	1-12	40.5	(16.5)	24.0
Licenses	2-11	37.6	(12.2)	25.4
Tradenames	3-12	23.6	(8.8)	14.8
Covenants not to compete	2-9	6.0	(3.4)	2.6
Patents	1	1.0	(0.9)	0.1
Other	2	0.1	(0.1)	--
		$ 291.1	$ (86.3)	$ 204.8

In 2009, a $3.8 million impairment loss related to intangible assets was recorded in the Life Science segment.  The intangible asset impairment related to the developed technology intangible assets of certain product lines that were acquired in 2006.  In 2008, a $1.6 million impairment loss related to intangible assets was recorded in the Life Science segment.  The intangible asset impairment related to the developed technology intangible assets of certain product lines that were acquired in 2006.  No impairment losses related to intangible assets were recorded for 2010.

Amortization expense related to purchased intangible assets for the years ended December 31, 2010, 2009 and 2008 was $33.7 million, $31.7 million and $29.8 million, respectively.  Estimated future amortization expense (based on existing intangible assets) for the years ending December 31, 2011, 2012, 2013, 2014 and 2015 is $32.9 million, $30.6 million, $26.3 million, $23.7 million and $20.7 million, respectively.

5.	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable includes credit lines maintained locally by our international subsidiaries aggregating approximately $51.2 million, of which $48.0 million was unused at December 31, 2010.  At December 31, 2009, these lines aggregated approximately $52.7 million, of which $49.1 million was unused.  The weighted average interest rate on these lines was 1.4% and 4.0% at December 31, 2010 and 2009, respectively.  Bio-Rad guaranteed most of these credit lines.

The principal components of long-term debt are as follows (in millions):

	December 31,	December 31,
	2010	2009

7.5% Senior Subordinated Notes	$ 225.0	$ 225.0
6.125% Senior Subordinated Notes	--	200.0
8.0% Senior Subordinated Notes	295.6	295.1
4.875% Senior Notes	422.6	--
Capital leases and other debt	21.0	22.5
	964.2	742.6
Less current maturities	(233.1)	(4.7)
Long-term debt	$ 731.1	$ 737.9

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  The net proceeds from the issuance of the 4.875% Notes were used, together with cash on hand, to redeem all $200 million of our 6.125% Notes (as defined below) in December 2010 and all $225 million of our 7.5% Notes (as defined below) in January 2011.

In June 2010, Bio-Rad entered into a $200.0 million Amended and Restated Credit Agreement (Credit Agreement). Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of December 31, 2010.  The Credit Agreement expires on June 21, 2014.

In May 2009, Bio-Rad sold $300.0 million principal amount of Senior Subordinated Notes due 2016 (8.0% Notes).  The sale yielded net cash proceeds of $294.8 million at an effective interest rate of 8.3%.  The 8.0% Notes pay a fixed rate of interest of 8.0% per year.  We have the option to redeem any or all of the 8.0% Notes at any time prior to September 15, 2013 at a redemption price of 100% of the principal amount thereof plus a specified make-whole premium (as defined in the indenture) governing the 8.0% Notes and accrued and unpaid interest thereon to the redemption date.  We also have the option to redeem any or all of the 8.0% Notes at any time on or after September 15, 2013 at various declining redemption prices plus accrued and unpaid interest thereon to the redemption date.  Our obligations under the 8.0% Notes are not secured, rank equal in right of payment with all of our existing and future senior subordinated indebtedness and rank junior in right of payment to all of our existing and future unsubordinated indebtedness, including any borrowings under the Credit Agreement and the 4.875% Notes.

In December 2004, Bio-Rad sold $200.0 million principal amount of Senior Subordinated Notes due 2014 (6.125% Notes).  In December 2010, we redeemed all of the 6.125% Notes for $204.3 million, including a call premium, which is included in Interest expense in our Consolidated Statements of Income.

In August 2003, Bio-Rad sold $225.0 million principal amount of Senior Subordinated Notes due 2013 (7.5% Notes).  In January 2011, we redeemed all of the 7.5% Notes for $234.6 million, including a call premium, which will be included in Interest expense in our Consolidated Statements of Income.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement and the 8.0% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of December 31, 2010.

Maturities of long-term debt at December 31, 2010 are as follows: 2011 - $233.1 million; 2012 - $0.4 million; 2013 - $0.2 million; 2014 - $0.1 million; 2015 - $0.1 million; thereafter - $730.3 million.

6.	INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

U.S.	$ 79.5	$ 87.2	$ 52.7
International	140.8	98.6	90.1
Income before taxes	$ 220.3	$ 185.8	$ 142.8

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2010	2009	2008

Current tax expense (benefit):
U.S. Federal	$ (5.1)	$ 24.9	$ 28.3
State	3.9	4.4	4.0
International	35.2	17.3	15.2
Current tax expense	34.0	46.6	47.5
Deferred tax expense (benefit):
U.S. Federal	5.9	(2.5)	2.5
State	0.2	(0.3)	0.1
International	(10.2)	(8.9)	(5.9)
Deferred tax benefit	(4.1)	(11.7)	(3.3)
Non-current tax expense	3.4	1.8	0.4
Provision for income taxes	$ 33.3	$ 36.7	$ 44.6

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008

U. S. statutory tax rate	35%	35%	35%
Impact of foreign operations	(6)	(8)	(6)
Research and development tax credits	(4)	(7)	(9)
Change in valuation allowance	--	1	3
Examination settlements	--	(1)	2
Repatriation of foreign earnings	(10)	--	--
Goodwill impairment	--	--	7
Other	--	--	(1)
Provision for income taxes	15%	20%	31%

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2010	2009
Deferred tax assets:
Bad debt, inventory and warranty accruals	$ 25.5	$ 28.0
Other reserves	16.7	14.2
Tax credit and net operating loss carryforwards	35.7	34.1
Other	13.3	15.0
Valuation allowance	(37.0)	(37.9)
	54.2	53.4
Deferred tax liabilities:
Depreciation	11.4	10.0
Basis of capital assets and investments	46.5	35.4
	57.9	45.4
Net deferred taxes	$ (3.7)	$ 8.0

At December 31, 2010, Bio-Rad’s international subsidiaries had combined net operating loss carryforwards of $80.0 million.  These loss carryforwards have no expiration date.  We believe that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized.  We have provided a valuation allowance of $24.1 million on the deferred tax assets relating to these net operating loss carryforwards.  If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2010 will be recognized as a reduction of income tax expense.

At December 31, 2010, Bio-Rad had U.S. Federal net operating loss carryforwards of $7.3 million as a result of acquisitions.  The utilization of these net operating loss carryforwards is subject to an annual limitation under Internal Revenue Code Section 382 but are expected to be fully realized.  The loss carryforwards will expire in the following years: 2018 - $6.2 million; and 2028 - $1.1 million.

At December 31, 2010, Bio-Rad had a deferred tax asset of $9.1 million relating to California research and development tax credit carryforwards, which may be carried forward indefinitely.  Based on our judgment and consistent with prior years, we have recorded a full valuation allowance against the deferred tax asset.

The following table summarizes at December 31, 2010 the tax years that are either currently under audit or remain open and subject to examination by tax authorities in the major jurisdictions that Bio-Rad operates:

U.S.	2007-2010
France	2007-2010
Germany	2004-2010
Italy	2005-2009
Japan	2009-2010
Switzerland	2010

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (in millions):

	2010	2009	2008

Unrecognized tax benefits – January 1	$ 17.5	$ 18.1	$ 22.3
Additions to tax positions related to prior years	4.1	2.1	1.9
Reductions to tax positions related to prior years	(0.1)	(4.3)	(0.7)
Additions to tax positions related to the current year	3.3	3.3	2.4
Settlements	(0.1)	--	(4.3)
Lapse of statute of limitations	(4.1)	(1.9)	(2.6)
Currency translation	--	0.2	(0.9)
Unrecognized tax benefits – December 31	$ 20.6	$ 17.5	$ 18.1

Substantially all our unrecognized tax benefits at December 31, 2010, 2009 and 2008 would affect the effective tax rate if recognized.

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.  Related to the unrecognized tax benefits noted above, Bio-Rad has accrued interest of $2.8 million and $2.5 million as of December 31, 2010 and 2009, respectively.

At December 31, 2010, we believe that it is reasonably possible that approximately $5.7 million of our unrecognized tax benefits may be recognized by the end of 2011 as a result of statute lapses.  These benefits are related to uncertainty regarding sustainability of certain deductions and credits for tax years that remain subject to examination by the relevant tax authorities.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in their operations.  As of December 31, 2010, Bio-Rad had not made a provision for U.S. or additional foreign withholding taxes on approximately $393 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances.  If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would be approximately $86 million.

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

Description of Share-Based Compensation Plans

Stock Option and Award Plans

We have three stock option plans for officers and certain other employees: the Amended 1994 Stock Option Plan (1994 Plan); the 2003 Stock Option Plan (2003 Plan); and the 2007 Incentive Award Plan (2007 Plan).  The 1994 Plan and 2003 Plan authorized the grant of incentive stock options and non-qualified stock options to employees.  The 2007 Plan authorizes the grant of stock options, restricted stock awards, stock appreciation rights and other types of equity awards to employees.  We no longer make stock option grants under the 1994 Plan or 2003 Plan.  A total of 1,650,360 shares have been reserved for issuance of equity awards and may be of either Class A or Class B common stock.  At December 31, 2010, there were 983,227 shares available to be granted in the future.

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

Share-Based Compensation Expense

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases, restricted stock and restricted stock unit awards.  Share-based compensation expense is allocated to Cost of goods sold, Research and development expense, and Selling, general and administrative expense in the Consolidated Statements of Income.

For 2010, 2009 and 2008, we recognized pre-tax share-based compensation expense of $10.2 million, $9.1 million and $7.3 million, respectively.  We did not capitalize any share-based compensation expense.

For options and awards, we amortize the fair value on a straight-line basis.  All stock compensation awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock Options

The following table summarizes stock option activity.

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in millions)
Outstanding, January 1, 2008	1,488,275	$ 43.06
Granted	59,000	$ 88.35
Exercised	(269,731)	$ 25.09
Forfeited/expired	(23,417)	$ 53.99
Outstanding, December 31, 2008	1,254,127	$ 48.84
Granted	58,500	$ 75.07
Exercised	(90,542)	$ 38.20
Forfeited/expired	(15,711)	$ 59.15
Outstanding, December 31, 2009	1,206,374	$ 50.78
Granted	58,500	$ 84.57
Exercised	(200,125)	$ 26.81
Forfeited/expired	(6,930)	$ 61.08
Outstanding, December 31, 2010	1,057,819	$ 57.12	4.40	$ 49.4
Vested and expected to vest,
December 31, 2010	1,041,954	$ 56.75	4.34	$ 49.1

Exercisable, December 31, 2010	842,617	$ 52.04	3.59	$ 43.7

The following summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted -Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price
$ 28.61 - $ 53.50	321,677	1.95	$ 37.12	321,677	$ 37.12
$ 53.75 - $ 57.49	283,006	3.65	$ 55.86	283,006	$ 55.86
$ 62.47 - $ 75.00	277,736	5.51	$ 65.33	196,634	$ 64.48
$ 75.32 - $ 88.48	175,400	8.35	$ 82.80	41,300	$ 82.78

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value on the date of exercise of stock options exercised during 2010, 2009 and 2008 was approximately $13 million, $4 million and $17 million, respectively.

Cash received from stock options exercised during 2010, 2009 and 2008 was $5.4 million, $3.5 million and $6.8 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $5.0 million, $2.0 million and $6.3 million in 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was $5.5 million of total unrecognized compensation cost from stock options. The cost is expected to be recognized in the future over a weighted-average period of approximately 3 years.

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Expected volatility	35%	34%	34%
Risk-free interest rate	2.40%	3.69%	3.92%
Expected life (in years)	8.7	8.4	8.5
Expected dividend	--	--	--
Weighted-average fair value of options granted	$ 38.19	$ 35.56	$ 42.21

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

Restricted Stock

Under the 2007 Plan, restricted stock was last granted in 2008 and there will be no further grants.  The fair value of each share of restricted stock is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock activity:

	Year Ended December 31,
	2010		2009		2008
	Restricted	Weighted- Average	Restricted	Weighted- Average	Restricted	Weighted- Average
	Stock	Grant-Date	Stock	Grant-Date	Stock	Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares, at
beginning of year	101,247	$ 82.86	135,914	$ 82.64	75,720	$ 75.33
Granted	--	--	--	--	78,485	$ 88.09
Vested	(28,518)	$ 81.94	(29,572)	$ 81.94	(14,625)	$ 75.33
Cancelled/forfeited	(3,836)	$ 83.47	(5,095)	$ 82.45	(3,666)	$ 77.24
Nonvested shares, at
end of year	68,893	$ 83.21	101,247	$ 82.86	135,914	$ 82.64

As of December 31, 2010, there was approximately $4.0 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a remaining weighted-average period of approximately 2 years.

Restricted Stock Units

Restricted stock units, which are rights to receive shares of company stock, were granted from 2007 through 2010 under the 2007 Plan.  The fair value of each restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock unit activity:

				Aggregate
		Weighted-	Weighted-Average	Intrinsic Value
	Restricted	Average	Remaining	as of
	Stock	Grant-Date	Contractual Term	December 31, 2010
	Units	Fair Value	(in years)	(in millions)
Outstanding, January 1, 2008	26,750	$ 75.32
Granted	37,445	$ 88.00
Vested	(2,593)	$ 75.32
Forfeited	(953)	$ 79.58
Outstanding, December 31, 2008	60,649	$ 83.08
Granted	120,685	$ 74.40
Vested	(11,885)	$ 79.77
Forfeited	(6,251)	$ 80.20
Outstanding, December 31, 2009	163,198	$ 77.01
Granted	126,330	$ 84.57
Vested	(33,825)	$ 78.41
Forfeited	(13,481)	$ 79.71
Outstanding, December 31, 2010	242,222	$ 80.61	2.24	$ 25.2

As of December 31, 2010, there was approximately $14.8 million of total unrecognized compensation cost related to restricted stock units granted under the 2007 Plan.  The cost is expected to be recognized over a remaining weighted-average period of approximately 4 years.

Employee Stock Purchase Plan

The fair value of the employees’ purchase rights was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008

Expected volatility	23%	35%	37%
Risk-free interest rate	.15%	.14%	1.87%
Expected life (in years)	.25	.25	.25
Expected dividend	--	--	--
Weighted-average fair value
of purchase rights	$ 18.27	$ 16.71	$ 20.79

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

We sold 96,586 shares for $7.4 million, 109,025 shares for $6.8 million and 88,533 shares for $6.1 million under the ESPP to employees in 2010, 2009 and 2008, respectively.  At December 31, 2010, 132,018 shares remain authorized under the ESPP.

We currently issue new shares to satisfy stock option exercises, restricted stock issuances and ESPP stock purchases.

9.	OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2010	2009	2008
Interest and investment income	$ (5.2)	$ (5.7)	$ (10.6)
Net realized (gains) losses on investments	(0.6)	--	0.7
Other-than-temporary impairment of investments	0.2	3.5	10.9
Foreign non-income tax relief	--	(4.6)	--
Miscellaneous other items	1.7	(0.1)	(0.6)
Other (income) expense, net	$ (3.9)	$ (6.9)	$ 0.4

Other-than-temporary impairments of investments were recorded in 2010, 2009 and 2008 on certain of our available-for-sale investments in light of the continuing declines in their market prices at that time.  We did not believe these particular investments would recover their carrying value.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income including noncontrolling interests to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Net income including noncontrolling interests	$ 186.9	$ 149.2	$ 98.3
Adjustments to reconcile net income including
noncontrolling interests to net cash provided by
operating activities (net of effects of acquisitions):
Depreciation	74.5	69.5	66.3
Amortization	34.4	32.2	30.8
Excess tax benefits from share-based compensation	(2.9)	(0.7)	(5.1)
Share-based compensation	10.2	9.1	7.3
Foreign currency economic hedge transactions, net	(3.2)	2.5	5.4
Losses (gains) on dispositions of securities	(0.5)	3.5	10.6
Decrease (increase) in accounts receivable, net	(37.0)	4.3	11.1
Decrease (increase) in inventories, net	(15.9)	35.8	(51.9)
Decrease (increase) in other current assets	(9.3)	11.8	(0.6)
Increase (decrease) in accounts payable
and other current liabilities	9.1	6.1	(3.6)
Increase (decrease) in income taxes payable	(19.3)	8.7	(1.6)
Decrease in deferred income taxes	(6.5)	(11.6)	(3.2)
Goodwill and purchased intangible asset impairments	--	3.8	28.8
Other	5.4	0.9	(1.2)
Net cash provided by operating activities	$ 225.9	$ 325.1	$ 191.4

11.	COMMITMENTS AND CONTINGENT LIABILITIES

Rents and Leases

Net rental expense under operating leases was $38.3 million in 2010, $37.0 million in 2009 and $38.8 million in 2008.  Leases are principally for facilities and automobiles.

Annual future minimum lease payments at December 31, 2010 under operating leases are as follows: 2011 - $33.1 million; 2012 - $27.2 million; 2013 - $18.8 million; 2014 - $14.7 million and subsequent to 2015 - $38.9 million.

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of the Board of Directors.  Bio-Rad has no liability other than for the current year’s contribution.  Contribution expense was $12.2 million, $11.5 million and $10.5 million in 2010, 2009 and 2008, respectively.

Other Post-Employment Benefits

In several foreign locations we are statutorily required to provide a lump sum severance or termination indemnity to our employees.  Under these plans, the vested benefit obligation at December 31, 2010 and 2009 was $28.8 million and $22.4 million, respectively, and has been included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.  These plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets to settle these obligations.

Purchase Obligations

As of December 31, 2010, we had purchase obligations of $59.2 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty.

Letters of Credit

In the ordinary course of business, we are at times required to post letters of credit.  The letters of credit are issued by our banks to guarantee our obligations to various parties including insurance companies. We were contingently liable for $13.9 million of standby letters of credit with banks as of December 31, 2010.

12.	LEGAL PROCEEDINGS

Based on an internal review, we have identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA’s books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), which each commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) has assumed direct responsibility for reviewing these matters and has hired experienced independent counsel to conduct an investigation and provide legal advice.  We have provided, and intend to continue to provide, additional information to the DOJ and the SEC as the Audit Committee’s investigation progresses.

The Audit Committee’s investigation and the DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of the Audit Committee’s investigation, of any investigations by the DOJ or the SEC or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are unable to estimate the outcome of this matter, however, the imposition of any of these sanctions or remedial measures could have a material adverse effect on our business or financial condition.  We have not to date assessed whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

Information regarding industry segments at December 31, 2010, 2009, and 2008 and for the years then ended is as follows (in millions):

		Life		Clinical	Other
		Science		Diagnostics	Operations

Segment net sales	2010	$ 648.1		$ 1,265.3	$ 13.7
	2009	631.5		1,139.9	12.8
	2008	643.5		1,106.4	14.5

Allocated interest expense	2010	$ 17.1		$ 46.4	$ 0.2
	2009	13.9		32.8	0.3
	2008	10.5		21.4	0.2

Depreciation and amortization	2010	$ 15.0		$ 84.9	$ 0.2
	2009	16.5		78.2	0.3
	2008	17.5		74.9	0.1

Segment profit	2010	$ 51.1		$ 171.4	$ 1.4
	2009	38.6	(1)	145.7	0.9
	2008	13.3	(2)	139.8	0.6

Segment assets	2010	$ 332.0		$ 807.0	$ 6.1
	2009	311.1		711.4	5.8

Capital expenditures	2010	$ 10.6		$ 62.3	$ 0.1
	2009	10.4		49.8	--

(1)	The Life Science segment profit for 2009 included $3.8 million of intangibles impairment expense (see Note 4).

(2)	The Life Science segment profit for 2008 included $28.8 million of goodwill and intangibles impairment expense (see Note 4).

The difference between total segment allocated interest expense, depreciation and amortization, and capital expenditures and the corresponding consolidated amounts is attributable to our corporate headquarters.  The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2010	2009	2008

Total segment profit	$ 223.9	$ 185.2	$ 153.7
Other income (expense), net	3.9	6.9	(0.4)
Foreign exchange losses	(3.9)	(5.0)	(7.6)
Net corporate operating, interest and other
income (expense), net not allocated
to segments	(3.6)	(1.3)	(2.9)
Consolidated income before taxes	$ 220.3	$ 185.8	$ 142.8

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2010	2009

Total segment assets	$ 1,145.1	$ 1,028.3
Cash and other current assets	1,197.2	873.9
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	(20.3)	(23.9)
Goodwill, net	364.0	327.6
Other long-term assets	376.8	330.0
Total assets	$ 3,062.8	$ 2,535.9

The following presents net sales to external customers by geographic area based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2010	2009	2008

Europe	$ 842.6	$ 814.4	$ 872.1
Pacific Rim	347.8	291.5	253.3
United States	600.5	565.8	525.3
Other (primarily Canada and Latin America)	136.2	112.5	113.7
Total net sales	$ 1,927.1	$ 1,784.2	$ 1,764.4

The following presents Other assets and Property, plant and equipment, net by geographic area based upon the location of the asset (in millions).

	December 31,
	2010	2009

Europe	$ 181.8	$ 163.9
Pacific Rim	23.1	17.2
United States	287.8	233.7
Other (primarily Canada and Latin America)	13.9	12.7
Total Other assets and Property, plant and equipment, net	$ 506.6	$ 427.5

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2010 and 2009 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$ 454.2	$ 467.7	$ 471.5	$ 533.7
Gross profit	257.1	268.3	266.3	299.7
Net income attributable to Bio-Rad	34.9	38.0	44.8	67.9
Basic earnings per share	$ 1.27	$ 1.37	$ 1.62	$ 2.44
Diluted earnings per share	$ 1.24	$ 1.35	$ 1.59	$ 2.41

2009
Net sales	$ 400.9	$ 427.2	$ 461.1	$ 495.1
Gross profit	228.9	242.0	260.5	268.5
Net income attributable to Bio-Rad	30.3	38.0	38.5	37.9
Basic earnings per share	$ 1.11	$ 1.39	$ 1.40	$ 1.38
Diluted earnings per share	$ 1.10	$ 1.37	$ 1.38	$ 1.35

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, although our disclosure controls and procedures were generally effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), they were not effective as disclosed below.

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

We have commenced the initial implementation of changes in our disclosure controls and procedures to provide greater assurance of future compliance with the requirements of the FCPA and to ensure that potential FCPA issues are appropriately identified, reported and evaluated in the future.  These initial remediation efforts include:

●

Our initiation of company-wide, comprehensive training of our personnel in the requirements of the FCPA, including training with respect to those areas of our operations that are most likely to raise FCPA compliance concerns;

●

With the assistance of special counsel to the Audit Committee, which has extensive experience in the area of FCPA compliance, our adoption of interim FCPA compliance protocols and guidelines, which are expected to be followed by the adoption of a comprehensive FCPA compliance policy that is appropriate for us in light of our worldwide operations, particularly in geographical areas that present challenges to regulatory compliance because of less mature legal frameworks; and

●

Our determination that, in the future, FCPA compliance will be a point of emphasis to be evaluated quarterly by our internal legal group and our internal audit group, and that a report on our FCPA compliance will be provided regularly to the Audit Committee.

Management’s Annual Report on, and Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of our financial statements presented in accordance with generally accepted accounting principles.   An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of Bio-Rad’s internal control over financial reporting as of December 31, 2010.

Based on that evaluation and assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America, to the extent and for the reasons set forth below.  Our management reviewed the results of its evaluation and assessment with our Audit Committee.

In connection with our Audit Committee’s investigation of our compliance with the FCPA discussed above, our management identified three significant deficiencies in our internal control over financial reporting as of December 31, 2010 that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of December 31, 2010.  A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our conclusion that we have a material weakness in our internal control over financial reporting as of December 31, 2010 is not based on quantified misstatements in our historical financial statements or our financial statements as of and for our fiscal year ended December 31, 2010, but instead on the risk that we may be unable to prevent or detect on a timely basis potential material errors in our future financial statements. We do not presently anticipate that the material weakness in our internal control over financial reporting as of December 31, 2010 will have any material effect on our previously reported financial results or our financial results for our fiscal year ended December 31, 2010.

The three significant deficiencies that we identified in our internal control over financial reporting as of December 31, 2010 are as follows:

Inadequate Entity-Level Controls.  As of December 31, 2010, we identified a number of entity-level control deficiencies that, when considered and taken together, constitute a significant deficiency in our internal control over financial reporting as of December 31, 2010.  These entity-level control deficiencies relate both to the design and to the operation of our internal controls and include:

●	Our lack of a comprehensive FCPA policy and training program;

●	Our lack of a formal, effective disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002;

●	Inadequate policies regarding enterprise-wide risk assessment and management related to doing business in high-risk, emerging markets;

●	Our failure to perform background checks on certain parties prior to entering into material contracts with such parties;

●	Our lack of compliance with our existing Code of Business Ethics and Conduct in certain countries; and

●	Ineffective disclosure of significant exceptions to compliance with company policies through our quarterly management sub-certification process.

Inadequate Expenditure Processes at Certain of Our International Subsidiaries.  As of December 31, 2010, we identified a number of control deficiencies relating to our expenditure processes at certain of our international subsidiaries that, when considered and taken together, constitute a significant deficiency in our internal control over financial reporting as of December 31, 2010.  These control deficiencies relate both to the design and to the operation of our internal controls and include our lack of compliance with our existing management guidelines for contract and expenditure authorization and with our Code of Business Ethics and Conduct and our inability to produce documentary evidence to support certain contractual obligations.

Inadequate Revenue and Accounts Receivable Processes at Certain of Our International Subsidiaries.  As of December 31, 2010, we identified a number of control deficiencies relating to our revenue and accounts receivable process at certain of our international subsidiaries that, when considered and taken together, constitute a significant deficiency in our internal control over financial reporting as of December 31, 2010.  These control deficiencies relate both to the design and to the operation of our internal controls and include our inability, in certain instances, to produce documentary evidence of effective operation of internal controls relating to contract management; our lack of evidence regarding credit note authorizations; inadequate control over changes to master customer files; and our lack of compliance with reagent rental contracts and sales cut-off.

In addition to our FCPA-related remediation efforts described above under “Disclosure Controls and Procedures,” we have commenced the initiation of a number of actions to attempt to remediate the foregoing significant deficiencies and the resulting material weakness, including:

●	Our institution of a formal FCPA policy and training program;

●	Our formation of a disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002;

●	Our implementation of new procedures regarding the performance of background checks on certain parties prior to entering into material contracts with such parties; and

●	Our termination of certain employees.

We are also in the process of evaluating and expect to initiate additional actions to attempt to remediate these significant deficiencies and the resulting material weakness, including developing and implementing additional policies, further strengthening our disclosure processes, and potentially increasing the resources that we devote to our internal compliance and audit functions.

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

Other than the changes discussed above, we identified no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2010 that have materially affected, or that are reasonably likely materially to affect, our internal control over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of Bio-Rad Laboratories, Inc. for the year ended December 31, 2010 and 2009 and has issued an adverse attestation report on the effectiveness of Bio-Rad’s internal control over financial reporting as of December 31, 2010, as stated in their report.

(b)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bio-Rad Laboratories, Inc.

We have audited Bio-Rad Laboratories, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Bio-Rad Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.  Management has identified three significant deficiencies related to entity level controls and the expenditure and revenue processes at certain of the Company’s international subsidiaries that, when considered and taken together, represent a material weakness in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bio-Rad Laboratories, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for the years then ended. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements and this report does not affect our report dated February 28, 2011, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Bio-Rad Laboratories, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ Ernst & Young LLP

Palo Alto, California

February 28, 2011

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2011 annual meeting of stockholders (the “2011 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2011 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”  In addition, the information from a portion of the 2011 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2011 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2010

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders (1)	1,300,041	$ 46.47	1,115,245 (2)
Equity compensation plans
not approved by
security holders	--	--	--

Total	1,300,041	$ 46.47	1,115,245

(1)

Consists of the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan, the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

(2)

Consists of 983,227 shares available under the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and 132,018 shares available for issuance under the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2011 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2011 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Index to Financial Statements – See Item 8 “Financial Statements and
Supplementary Data”on page 30 for a list of financial statements.

2.	Schedule II Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or the notes thereto.

3.	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 76 through 79 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2010, 2009, and 2008

(in thousands)

Allowance for doubtful accounts receivable

	Balance at	Additions
	Beginning	Charged to Costs			Balance at
	of Year	and Expenses	Deductions	Other (A)	End of Year
2010	$ 23,100	$ 7,984	$ (6,032)	$ --	$ 25,052
2009	$ 19,567	$ 7,783	$ (4,250)	$ --	$ 23,100
2008	$ 21,410	$ 7,602	$ (9,472)	$ 27	$ 19,567

 (A)  Due to acquisitions.

Valuation allowance for current and long-term deferred tax assets

	Balance at	Additions Charged
	Beginning	(Credited) to Income			Balance at
	of Year	Tax Expense	Deductions	Other (B)	End of Year
2010	$ 37,926	$ (2,631)	$ --	$ 1,720	$ 37,015
2009	$ 40,663	$ 6,602	$ (9,339)	$ --	$ 37,926
2008	$ 31,119	$ 10,570	$ (1,026)	$ --	$ 40,663

 (B)  Due to acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Sanford S. Wadler
Sanford S. Wadler
Secretary

Date:	February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Norman Schwartz	President and Director	February 28, 2011
(Norman Schwartz)

Principal Financial Officer
/s/ Christine A. Tsingos	Vice President,
(Christine A. Tsingos)	Chief Financial Officer	February 28, 2011

Principal Accounting Officer
/s/ James R. Stark	Corporate Controller	February 28, 2011
(James R. Stark)

Other Directors:
/s/ James J. Bennett	Director	February 28, 2011
(James J. Bennett)

/s/ Louis Drapeau	Director	February 28, 2011
(Louis Drapeau)

/s/ Albert J. Hillman	Director	February 28, 2011
(Albert J. Hillman)

/s/ Dr. Ted W. Love	Director	February 28, 2011
(Dr. Ted. W. Love)

/s/ Alice N. Schwartz	Director	February 28, 2011
(Alice N. Schwartz)

/s/ David Schwartz	Director	February 28, 2011
(David Schwartz)

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

2.1	Share Purchase Agreement as of May 14, 2007 by and among Bio-Rad Laboratories,
Inc. and certain selling shareholders regarding the purchase of 77.6765% of the equity of DiaMed Holding AG. (1)

3.1	Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc.

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of
Bio-Rad Laboratories, Inc.

3.2	Bylaws of Bio-Rad Laboratories, Inc.

4.1	Indenture dated as of August 11, 2003 for 7.50% Senior Subordinated Notes due 2013
among Bio-Rad Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as
Trustee. (2)

4.2	Exchange and Registration Rights Agreement dated as of August 11, 2003 for
7.50% Senior Subordinated Notes due 2013. (2)

4.3	Indenture dated as of May 26, 2009 for 8.00% Senior Subordinated Notes due 2016
Among Bio-Rad Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as
Trustee. (3)

4.4	Exchange and Registration Rights Agreement dated as of May 26, 2009 for
8.00% Senior Subordinated Notes due 2016. (3)

4.5	Indenture dated as of December 9, 2010 for 4.875% Senior Notes due 2020 among
Bio-Rad Laboratories, Inc., as Issuer, and Wilmington Trust FSB, as Trustee. (4)

10.1	Second Amended and Restated Credit Agreement, dated as of June 21, 2010, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, JPMorgan Chase
Bank, N.A. as administrative agent, Union Bank of California N.A., and Wells Fargo
Bank, N.A., as co-syndication agents, and Bank of America, N.A. and HSBC Bank
USA, National Association, as co-documentation agents. (5)

10.2	Second Amended and Restated Security Agreement, dated as of June 21, 2010, between Bio-Rad Laboratories, Inc. and JPMorgan Chase Bank, N.A.,
as administrative agent. (5)

10.3	Second Amended and Restated Pledge Agreement, dated as of June 21, 2010, between
Bio-Rad Laboratories, Inc. and JPMorgan Chase Bank, N.A., as administrative agent. (5)

10.4	1994 Stock Option Plan. (6)

10.4.1	Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated April 28, 1998. (7)

10.4.2	Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated December 6, 1999. (7)

10.4.3	Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated September 19, 2000. (7)

10.4.4	Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan
dated April 25, 2001. (7)

10.4.5	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated
February 18, 2009. (8)

10.5	Amended and Restated 1988 Employee Stock Purchase Plan. (9)

10.5.1	Amendment to the Amended 1988 Employee Stock Purchase Plan. (10)

10.5.2	Amendment to the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan (11)

10.6	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated
effective January 1, 1997). (12)

10.7	2003 Stock Option Plan. (13)

10.7.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (14)

10.8	2007 Incentive Award Plan. (15)

10.8.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award
Agreement under the 2007 Incentive Award Plan. (16)

21.1	Listing of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)
(17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)
(17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

(1)	Incorporated by reference to Exhibit 2.1 to Bio-Rad’s June 30, 2007 Form 10-Q
filing, dated August 8, 2007.

(2)	Incorporated by reference to the Exhibits to Bio-Rad’s Form S-4 filing, dated
September 19, 2003.

(3)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 8-K filing, dated
May 28, 2009.

(4)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 8-K filing, dated
December 9, 2010.

(5)	Incorporated by reference to the Exhibits to Bio-Rad’s 8-K filing, dated
December 22, 2004.

(6)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated
April 29, 1994.

(7)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2000, dated March 28, 2001 (File No. 001-7928;
Film No. 1582270).

(8)	Incorporated by reference to Exhibit 10.4.5 to Bio-Rad’s June 30, 2009
Form 10-Q filing, dated August 5, 2009.

(9)	Incorporated by reference to Exhibit 10.5 to Bio-Rad’s September 30, 1998
Form 10-Q filing, dated November 12, 1998 (File No. 001-7928;
Film No. 98743709).

(10)	Incorporated by reference to Exhibit 10.5.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2003, dated March 15, 2004 (File No. 001-7928;
Film No. 04669434).

(11)	Incorporated by reference to Exhibit 10.5.2 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2009, dated February 26, 2010.

(12)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997
Form 10-Q filing, dated November 13, 1997 (File No. 001-7928; Film No. 9771652).

(13)	Incorporated by reference to Exhibit 10.7 to Bio-Rad’s March 31, 2003 Form 10-Q
filing, dated May 13, 2003 (File No. 001-7928; Film No. 03696450).

(14)	Incorporated by reference to Exhibit 10.7.1 to Bio-Rad’s March 31, 2007 Form 10-Q
filing, dated May 4, 2007 (File No. 001-7928; Film No. 07819469).

(15)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated
July 30, 2007.

(16)	Incorporated by reference to Exhibit to 10.8.1 Bio-Rad’s September 30, 2009
Form 10-Q filing, dated November 4, 2009.