Form 10-Q
period 2011-03-31
BIO RAD LABORATORIES INC
filed 2011-05-06
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at April 27, 2011
Class A Common Stock, Par Value $0.0001 per share	22,845,116
Class B Common Stock, Par Value $0.0001 per share	5,156,673

BIO-RAD LABORATORIES, INC.
FORM 10-Q MARCH 31, 2011
TABLE OF CONTENTS

Part I – Financial Information

2

Item 1. Financial Statements

2

Condensed Consolidated Statements of Income

2

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Cash Flows

4

Notes to Condensed Consolidated Financial Statements

5

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

17

Item 3. Quantitative and Qualitative Disclosures about Market Risk

20

Item 4. Controls and Procedures

20

Part II – Other Information

22

Item 1. Legal Proceedings

22

Item 1A. Risk Factors

23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3. Defaults Upon Senior Securities

30

Item 5. Other Information

30

Item 6. Exhibits

31

Signatures

31

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$ 485,121	$ 454,234
Cost of goods sold	207,510	197,107
Gross profit	277,611	257,127
Selling, general and administrative expense	167,763	153,617
Research and development expense	42,730	40,263
Income from operations	67,118	63,247
Interest expense	16,766	14,444
Foreign exchange losses (gains), net	3,042	(217)
Other (income) expense, net	(951)	(799)
Income before income taxes	48,261	49,819
Provision for income taxes	(15,323)	(14,427)
Net income including noncontrolling interests	32,938	35,392
Net loss (income) attributable to noncontrolling interests	101	(531)
Net income attributable to Bio-Rad	$ 33,039	$ 34,861

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$ 1.18	$ 1.27
Weighted average common shares - basic	27,904	27,545

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$ 1.16	$ 1.24
Weighted average common shares - diluted	28,389	28,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$ 627,908	$ 906,551
Restricted cash	6,533	6,422
Short-term investments	163,528	118,636
Accounts receivable, net	388,554	387,996
Inventories:
Raw materials	96,156	82,270
Work in process	116,435	110,527
Finished goods	217,384	205,303
Total inventories	429,975	398,100

Prepaid expenses, taxes and other current assets	180,812	157,641
Total current assets	1,797,310	1,975,346

Property, plant and equipment, at cost	841,902	812,133
Less: accumulated depreciation and amortization	(504,277)	(478,516)
Property, plant and equipment, net	337,625	333,617
Goodwill, net	369,107	363,981
Purchased intangibles, net	198,658	203,881
Other assets	206,073	185,939
Total assets	$ 2,908,773	$ 3,062,764

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$ 111,373	$ 113,440
Accrued payroll and employee benefits	116,733	131,381
Notes payable and current maturities of long-term debt	10,269	233,181
Income and other taxes payable	59,658	50,935
Accrued royalties	19,038	23,944
Other current liabilities	110,520	113,746
Total current liabilities	427,591	666,627
Long-term debt, net of current maturities	731,214	731,100
Other long-term liabilities	136,480	124,518
Total liabilities	1,295,285	1,522,245

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Class A common stock, issued and outstanding - 22,839,376 at 2011
and 22,677,300 at 2010	2	2
Class B common stock, issued and outstanding - 5,157,586 at 2011
and 5,175,343 at 2010	1	1
Additional paid-in capital	167,903	156,986
Retained earnings	1,214,726	1,181,687
Accumulated other comprehensive income	229,660	198,020
Total Bio-Rad stockholders’ equity	1,612,292	1,536,696
Noncontrolling interests	1,196	3,823
Total stockholders’ equity	1,613,488	1,540,519
Total liabilities and stockholders’ equity	$ 2,908,773	$ 3,062,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Cash received from customers	$ 496,749	$ 445,669
Cash paid to suppliers and employees	(436,430)	(389,505)
Interest paid	(22,189)	(21,086)
Income tax payments	(18,373)	(13,279)
Miscellaneous receipts, net	1,264	693
Excess tax benefits from share-based compensation	(1,239)	(223)
Net cash provided by operating activities	19,782	22,269

Cash flows from investing activities:
Capital expenditures	(17,809)	(16,409)
Proceeds from sale of property, plant and equipment	23	284
Payments for acquisitions, net of cash received, and long-term investments	(3,571)	(66,496)
Payments on purchases of intangible assets	(103)	(1,681)
Purchases of marketable securities and investments	(89,746)	(49,261)
Sales and maturities of marketable securities and investments	41,532	51,943
(Payments for) proceeds from foreign currency economic hedges, net	(7,619)	4,606
Net cash used in investing activities	(77,293)	(77,014)

Cash flows from financing activities:
Net borrowings (payments) on line-of-credit arrangements and notes payable	2,385	(291)
Payments on long-term borrowings	(225,763)	(1,595)
Proceeds from issuance of common stock	7,638	2,696
Debt issuance costs on long-term borrowings	(242)	--
Excess tax benefits from share-based compensation	1,239	223
Net cash (used in) provided by financing activities	(214,743)	1,033

Effect of foreign exchange rate changes on cash	(6,389)	1,908
Net decrease in cash and cash equivalents	(278,643)	(51,804)
Cash and cash equivalents at beginning of period	906,551	649,938
Cash and cash equivalents at end of period	$ 627,908	$ 598,134

Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$ 32,938	$ 35,392
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	28,115	27,548
Share-based compensation	2,783	2,286
Foreign currency economic hedges, net	7,619	(4,606)
Excess tax benefits from share-based compensation	(1,239)	(223)
(Increase) decrease in accounts receivable	10,901	(2,366)
Increase in inventories	(20,685)	(7,592)
Increase in other current assets	(8,466)	(9,207)
Decrease in accounts payable and other current liabilities	(31,861)	(20,334)
Increase (decrease) in income taxes payable	(4,514)	6,753
Other	4,191	(5,382)
Net cash provided by operating activities	$ 19,782	$ 22,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Use of Estimates

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

Restricted Cash

Restricted cash of 6 million Swiss Francs, or approximately $6.5 million and $6.4 million at March 31, 2011 and December 31, 2010, respectively, represents a deposit in an escrow account for the purchase of a leased building that is expected to take place in May 2011.

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
the fair value of certain investments)

Financial assets and liabilities carried at fair value on a recurring basis as of March 31, 2011 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$ --	$ 135.0	$ 135.0
Bonds	--	5.0	5.0
Foreign government obligations	--	5.0	5.0
Time deposits	44.1	5.0	49.1
Money market funds	32.3	--	32.3
Total cash equivalents	76.4	150.0	226.4
Available-for-sale investments (b):
Corporate debt securities	--	84.3	84.3
Brokered certificates of deposit	--	10.0	10.0
U.S. government sponsored agencies	--	39.6	39.6
Foreign government obligations	2.4	4.5	6.9
Municipal obligations	--	14.2	14.2
Marketable equity securities	123.3	--	123.3
Asset-backed securities	--	0.7	0.7
Total available-for-sale investments	125.7	153.3	279.0
Forward foreign exchange contracts (c)	--	0.4	0.4
Total Financial Assets Carried at Fair Value	$ 202.1	$ 303.7	$ 505.8

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$ --	$ 2.3	$ 2.3

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments (in millions):

March 31, 2011

Short-term investments	$ 163.5
Other assets	115.5
Total	$ 279.0

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

Financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2010 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Financial Assets Carried at Fair Value:
Cash equivalents (e):
Commercial paper	$ --	$ 179.6	$ 179.6
Time deposits	16.7	25.0	41.7
Money market funds	266.3	--	266.3
Total cash equivalents	283.0	204.6	487.6
Available-for-sale investments (f):
Corporate debt securities	--	39.8	39.8
U.S. government sponsored agencies	--	54.7	54.7
Foreign government obligations	--	4.5	4.5
Municipal obligations	--	7.7	7.7
Marketable equity securities	102.2	--	102.2
Asset-backed securities:
Collateralized mortgage obligations	--	0.1	0.1
Other mortgage-backed securities	--	2.5	2.5
Other	--	0.3	0.3
Total available-for-sale investments	102.2	109.6	211.8
Forward foreign exchange contracts (g)	--	0.5	0.5
Total Financial Assets Carried at Fair Value	$ 385.2	$ 314.7	$ 699.9

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (h)	$ --	$ 3.3	$ 3.3

(e)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets

(f)	Available-for-sale investments (in millions):

December 31, 2010

Short-term investments	$ 118.6
Other assets	93.2
Total	$ 211.8

(g)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(h)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

As of March 31, 2011 and December 31, 2010, we did not hold any financial assets that use Level 3 inputs to determine fair value.

To estimate the fair value of Level 2 debt securities, excluding commercial paper and U.S. Treasury bills and notes, we examine quarterly the pricing provided by two pricing services and we obtain indicative market prices when there is insufficient correlation between the pricing services.  To estimate the fair value of Level 2 commercial paper and U.S. Treasury bills and notes we examine quarterly the pricing from our primary pricing service to ensure consistency with other similar securities.  As a result of our analysis as of March 31, 2011 and December 31, 2010, we utilized our primary pricing service for all Level 2 debt securities for consistency since the results did not require the use of alternative pricing.

In addition, we review for investment securities that may trade in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  As of March 31, 2011 and December 31, 2010, we did not have any investment securities in illiquid or inactive markets.

As of March 31, 2011, our primary pricing service inputs for Level 2 cash equivalents (corporate and foreign government obligations bonds), U.S. government sponsored agencies, municipal obligations, corporate debt securities (bonds) and asset-backed securities consisted of market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.  These multiple market prices were used by our primary pricing service as inputs into a distribution–curve based algorithm to determine the daily market value.

As of March 31, 2011, our primary pricing service inputs for Level 2 cash equivalents (time deposits and commercial paper), corporate debt securities (commercial paper), time deposits and foreign government obligations (commercial paper) consisted of dynamic and static security characteristics information obtained from several independent security characteristic sources.  The dynamic inputs such as credit rating, factor and variable-rate are updated daily.  The static characteristics include inputs such as day count and first coupon upon initial security creation. These securities were typically priced via mathematical calculations reliant on these inputs.

As of December 31, 2010 the inputs used by our primary pricing service for Level 2 cash equivalents, corporate debt securities, foreign government obligations, U.S. government sponsored agencies and municipal obligations, vary depending on the type of security being valued, but generally include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, corporate actions or Nationally Recognized Municipal Securities Information Repository (NRMSIR) material event notices, plus new issue money market rates.

As of December 31, 2010 the inputs used by our primary pricing service in estimating the fair value of Level 2 collateralized mortgage obligations and other mortgage-backed securities include many of the inputs mentioned above in addition to monthly payment information.  These issues were priced by our primary pricing service against issues with similar vintage and credit quality with adjustments for tranche, average life and extension risk.

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The fair value of these contracts was derived using the spot rates published in the Wall Street Journal on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are recorded as Foreign exchange losses (gains), net in the Condensed Consolidated Statements of Income. The cash flows related to these contracts are classified as Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

March 31,
2011
(in millions)
Contracts maturing in April through
June 2011 to sell foreign currency:
Notional value	$ 58.1
Unrealized loss	$ 0.3
Contracts maturing in April through
June 2011 to purchase foreign currency:
Notional value	$ 433.8
Unrealized loss	$ 1.6

Available-for-sale investments consist of the following (in millions):

	March 31, 2011
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 84.3	$ --	$ --	$ 84.3
Brokered certificates of deposit	10.0	--	--	10.0
Municipal obligations	14.2	--	--	14.2
Asset-backed securities	0.1	--	--	0.1
U.S. government sponsored agencies	39.6	--	--	39.6
Foreign government obligations	5.1	--	--	5.1
Marketable equity securities	8.7	1.6	(0.1)	10.2
	162.0	1.6	(0.1)	163.5
Long-term investments:
Marketable equity securities	48.1	65.3	(0.3)	113.1
Asset-backed securities	0.7	--	(0.1)	0.6
Foreign government obligations	1.8	--	--	1.8
	50.6	65.3	(0.4)	115.5

Total	$ 212.6	$ 66.9	$ (0.5)	$ 279.0

	December 31, 2010
				Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Short-term investments:
Corporate debt securities	$ 39.8	$ --	$ --	$ 39.8
Municipal obligations	7.7	--	--	7.7
Asset-backed securities	1.9	--	--	1.9
U.S. government sponsored agencies	54.7	--	--	54.7
Foreign government obligations	4.5	--	--	4.5
Marketable equity securities	8.8	1.3	(0.1)	10.0
	117.4	1.3	(0.1)	118.6
Long-term investments:
Marketable equity securities	45.5	47.9	(0.9)	92.5
Asset-backed securities	0.7	0.1	(0.1)	0.7
	46.2	48.0	(1.0)	93.2

Total	$ 163.6	$ 49.3	$ (1.1)	$ 211.8

The following is a summary of the fair value and gross unrealized losses for investments with unrealized losses (in millions):

	March 31,	December 31,
	2011	2010

Fair value	$ 17.5	$ 4.5
Gross unrealized losses for investments
in a loss position 12 months or more	$ 0.4	$ 0.6
Gross unrealized losses for investments
in a loss position less than 12 months	$ 0.1	$ 0.5

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011.

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2011 by contractual maturity date (in millions):

	Amortized	Fair
	Cost	Value

Mature in less than one year	$ 153.2	$ 153.2
Mature in one to five years	1.8	1.8
Mature in more than five years	0.7	0.7
Total	$ 155.7	$ 155.7

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

The estimated fair value of our financial instruments is as follows (in millions):

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Other assets	$ 169.1	$ 235.4	$ 145.6	$ 205.6
Current maturities of long-term
debt, excluding leases	$ --	--	$ 225.0	$ 228.1
Total long-term debt, excluding
leases and current maturities	$ 718.5	$ 740.4	$ 718.2	$ 734.8

We own shares of ordinary voting stock of Sartorius AG, of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 30% of the outstanding voting shares (excluding treasury shares) of Sartorius as of March 31, 2011.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have any other influence over the operating and financial policies of Sartorius.  Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Condensed Consolidated Balance Sheets.

3.	GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life	Clinical
	Science	Diagnostics	Total
Balances as of January 1, 2011:
Goodwill	$ 70.7	$ 320.5	$ 391.2
Accumulated impairment losses	(27.2)	--	(27.2)
Goodwill, net	43.5	320.5	364.0

Currency fluctuations	--	5.1	5.1

Balances as of March 31, 2011:
Goodwill	70.7	325.6	396.3
Accumulated impairment losses	(27.2)	--	(27.2)
Goodwill, net	$ 43.5	$ 325.6	$ 369.1

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	March 31, 2011
	Average			Net
	Remaining	Purchase	Accumulated	Carrying
	Life (years)	Price	Amortization	Amount
Customer relationships/lists	1-13	$ 104.6	$ (27.5)	$ 77.1
Know how	6	94.2	(36.2)	58.0
Developed product technology	1-11	48.8	(20.9)	27.9
Licenses	1-9	35.5	(13.1)	22.4
Tradenames	1-11	30.2	(17.8)	12.4
Covenants not to compete	1-8	5.9	(5.0)	0.9
Patents	--	1.0	(1.0)	--
Other	--	0.1	(0.1)	--
		$ 320.3	$ (121.6)	$ 198.7

	December 31, 2010
	Average			Net
	Remaining	Purchase	Accumulated	Carrying
	Life (years)	Price	Amortization	Amount
Customer relationships/lists	1-13	$ 102.3	$ (24.8)	$ 77.5
Know how	1-6	92.6	(33.0)	59.6
Developed product technology	1-11	47.9	(19.2)	28.7
Licenses	1-10	35.4	(12.2)	23.2
Tradenames	2-12	29.5	(15.9)	13.6
Covenants not to compete	1-8	5.9	(4.6)	1.3
Patents	--	1.0	(1.0)	--
Other	1	0.1	(0.1)	--
		$ 314.7	$ (110.8)	$ 203.9

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended March 31,
	2011	2010

Amortization expense	$ 8.8	$ 8.7

4.	PRODUCT WARRANTY LIABILITY

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

2011

January 1	$ 18.3
Provision for warranty	5.3
Actual warranty costs	(5.1)
March 31	$ 18.5

5.	LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31,	December 31,
	2011	2010

7.5% Senior Subordinated Notes	$ --	$ 225.0
8.0% Senior Subordinated Notes	295.8	295.6
4.875% Senior Notes	422.7	422.6
Capital leases and other debt	20.4	21.0
	738.9	964.2
Less current maturities	(7.7)	(233.1)
Long-term debt	$ 731.2	$ 731.1

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due 2020.  The net proceeds from the issuance of the Senior Notes were used, together with cash on hand, to redeem all $200 million of our Senior Subordinated Notes due 2014 in December 2010 and all $225 million of our Senior Subordinated Notes due 2013 (as defined below) in January 2011.

Senior Subordinated Notes due 2013

In August 2003, Bio-Rad sold $225.0 million principal amount of Senior Subordinated Notes due 2013.  In January 2011, we redeemed all of the Senior Subordinated Notes due 2013 for $234.6 million, including a call premium, which is included in Interest expense in our Condensed Consolidated Statements of Income.

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of March 31, 2011.  The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement and the Senior Subordinated Notes due 2016 require Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of March 31, 2011.

6.	NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

January 1, 2011	$ 3.8
Net loss attributable to noncontrolling interests	(0.1)
Purchase of noncontrolling interests	(2.4)
Currency fluctuations	(0.1)
March 31, 2011	$ 1.2

In February 2011, we acquired an additional 39% of Distribuidora de Analitica para Medicina Ibérica S.A. (DiaMed Spain) from multiple noncontrolling shareholders, increasing our ownership in DiaMed Spain to 90%.  We paid approximately 2.5 million Euros or $3.4 million in cash.  This acquisition was accounted for as an equity transaction which reduced Bio-Rad’s noncontrolling interest and additional paid-in capital by approximately $2.4 million and $1.0 million, respectively.

7.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to Bio-Rad by the weighted average number of common shares outstanding for that period.  Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding.  Potential common shares are excluded from the diluted earnings per share calculation if the effect of including such securities would be anti-dilutive.

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Basic weighted average shares outstanding	27,904	27,545
Effect of potentially dilutive stock options and
restricted stock awards	485	527
Diluted weighted average common shares	28,389	28,072
Anti-dilutive shares	54	96

8.	OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2011	2010

Interest and investment income	$ (0.7)	$ (0.8)
Net realized gains on investments	(0.2)	(0.3)
Miscellaneous other (income) expense items	(0.1)	0.3
Other (income) expense, net	$ (1.0)	$ (0.8)

9.	INCOME TAXES

Our effective tax rate was 32% and 29% for the first three months of 2011 and 2010, respectively.  The effective tax rates for both periods were lower than the statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign statutory tax rates.  The effective tax rate for the first three months of 2011 was higher than the rate for the same period in 2010 primarily due to changes in estimates pertaining to foreign tax credits related to distributions from non-U.S. subsidiaries.

As of March 31, 2011, we believe it is reasonably possible that within the next twelve months our unrecognized tax benefits will decrease by up to $5.1 million as a result of audit settlements with various tax authorities.  We are, however, currently unable to make a reasonable estimate as to the period of final settlement, if any, with respective tax authorities and have therefore not yet decreased our unrecognized tax benefits.

We record liabilities related to uncertain tax positions.  We do not believe any currently pending uncertain tax positions will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

10.	COMPREHENSIVE INCOME

The components of our total comprehensive income are as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010

Net income including noncontrolling interests	$ 32.9	$ 35.4
Currency translation adjustments	20.9	(20.8)
Net unrealized holding gains on available-for-sale investments net of tax expense $6.2 million and $2.1 for the three months ended
March 31, 2011 and 2010, respectively.	10.6	3.6
Reclassification adjustments for gains included in net income including noncontrolling interests, net of tax expense $0.1 million for both the
three months ended March 31, 2011 and 2010.	0.1	0.2
Total comprehensive income	64.5	18.4
Comprehensive (income) loss attributable to noncontrolling interests	0.1	(0.4)
Comprehensive income attributable to Bio-Rad	$ 64.6	$ 18. 0

Reclassification adjustments are calculated using the specific identification method.

11.	SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2011 and 2010 is as follows (in millions):

		Life	Clinical	Other
		Science	Diagnostics	Operations

Segment net sales	2011	$154.5	$327.2	$3.4
	2010	$151.4	$299.8	$3.0

Segment profit	2011	$3.1	$48.0	$0.2
	2010	$11.4	$38.3	$(0.1)

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

	Three Months Ended
	March 31,
	2011	2010

Total segment profit	$ 51.3	$ 49.6
Foreign exchange (losses) gains, net	(3.0)	0.2
Net corporate operating, interest and other
expense not allocated to segments	(1.0)	(0.8)
Other income (expense), net	1.0	0.8
Consolidated income before taxes	$ 48.3	$ 49.8

12.	LEGAL PROCEEDINGS

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

The Audit Committee’s investigation and the DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of the Audit Committee’s investigation, of any investigations by the DOJ or the SEC or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are unable to estimate the outcome of this matter.  However, the imposition of any of these sanctions or remedial measures could have a material adverse effect on our business or financial condition.  We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names us as a nominal defendant, is captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al., Case No. MSC11-00854.  In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors have breached their fiduciary duties.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2010 and this report for the quarter ended March 31, 2011.

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

Overview.  We are a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require standardization for their experiments and test results, much of our revenues are recurring.  Approximately 32% of our year-to-date 2011 consolidated net sales are from the United States and approximately 68% are from international locations.  The international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG (Biotest).  This 45 million Euro (approximately $64.9 million) acquisition broadened our product offering in the area of immunohematology and provided access to the U. S. markets.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2011	2010	2010

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	42.8	43.4	43.4
Gross profit	57.2	56.6	56.6
Selling, general and administrative expense	34.6	33.8	33.0
Research and development expense	8.8	8.9	8.9
Net income attributable to Bio-Rad	6.8	7.7	9.6

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, we have identified accounting for income taxes, valuation of goodwill and long-lived assets, valuation of inventories, warranty reserves, valuation of investments, allowance for doubtful accounts and litigation accruals as the accounting policies and estimates critical to the operations of Bio-Rad.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For a full discussion of these policies, please refer to our Form 10-K for the period ended December 31, 2010.

Three Months Ended March 31, 2011 Compared to

Three Months Ended March 31, 2010

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the first quarter of 2011 increased to $485.1 million from $454.2 million in the first quarter of 2010, a sales increase of 6.8%.  Excluding the impact of foreign currency, first quarter 2011 sales increased by approximately 4.9% compared to the same period in 2010.  Currency neutral sales growth was reflected in all regions, but primarily for Asia Pacific, Latin America and North America.

The Life Science segment sales for the first quarter of 2011 were $154.5 million, an increase of 2.1%, and a slight decrease on a currency neutral basis, compared to the same period last year.  Product groups showing growth included new product lines such as TGX Gels, Automated Cell Counter and Gel Doc EZ.  Currency neutral sales growth in the Life Science segment was primarily in North America and Latin America, while in Europe and Asia Pacific sales have declined.  In many developed countries constraints in government budgets has limited sales growth opportunities.

The Clinical Diagnostics segment reported sales for the first quarter of 2011 of $327.2 million, an increase of 9.1% compared to the same period last year.  On a currency neutral basis, sales increased 7.3% compared to the first quarter in 2010.  Clinical Diagnostics product lines generating growth were immunohematology, Bio-Plex and clinical microbiology.  Sales growth was primarily in Asia Pacific, Europe and Latin America.

Consolidated gross margins were 57.2% for the first quarter of 2011 compared to 56.6% for the first quarter of 2010 and 56.6% for the year 2010.  Life Science segment gross margins for the first quarter of 2011 decreased from the same period last year by approximately 1.7%.  The decrease was due to both pricing pressures and lower manufacturing volumes not absorbing fixed period costs.  Clinical Diagnostics segment gross margins for the first quarter of 2011 increased by approximately 1.8% from the same period last year.  The increase was primarily due to a reduction in purchase accounting, product mix and favorable manufacturing variances from higher production levels.

Selling, general and administrative expenses (SG&A) represented 34.6% of sales for the first quarter of 2011 compared to 33.8% of sales for the first quarter of 2010.  Growth in the rate of SG&A spending was greater than the rate of sales growth.  Increases were primarily driven by professional services, facilities and information technology.  Employee-related costs, our largest cost, rose at a rate much less than sales growth.

Research and development expense increased to $42.7 million or 8.8% of sales in the first quarter of 2011 compared to $40.3 million or 8.9% of sales in the first quarter of 2010.  Life Science segment research and development expense increased from the prior year quarter with efforts concentrated on genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment research and development expense was relatively flat from the prior year period.

Corporate Results – Other Items

Interest expense for the first quarter of 2011 increased by $2.3 million compared to the first quarter of 2010.  The increase was primarily due to the redemption costs incurred in January 2011 for the Senior Subordinated Notes due 2013.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Increased foreign currency exchange losses (gains), net for the quarter ended March 31, 2011 was primarily attributable to market volatility, increasing costs to hedge, and the result of the estimating process inherent in the timing of shipments and payments of intercompany payables.

Other (income) expense, net for the first quarter of 2011 increased slightly to $1.0 million compared to $0.8 million for the first quarter of 2010.  In the current investment environment, returns on our cash reserves are extremely limited.

Our effective tax rate was 32% and 29% for the first quarters of 2011 and 2010, respectively.  The effective tax rates for both periods were lower than the statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign statutory tax rates.  The effective tax rate for the first three months of 2011 was higher than the rate for the same period in 2010 primarily due to changes in estimates pertaining to foreign tax credits related to distributions from non-U.S. subsidiaries.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows of capital expenditure, interest and tax expense are provided by cash flow from operations.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of March 31, 2011.  The Credit Agreement expires on June 21, 2014.

At March 31, 2011, we had available $791.4 million in cash, cash equivalents and short-term investments.  Under domestic and international lines of credit, we had $231.8 million available for borrowing as of March 31, 2011, of which $14.3 million is reserved for standby letters of credit issued by our banks to guarantee our obligations to various companies.  Management believes that this availability together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

Cash Flows from Operations

Net cash provided by operations was $19.8 million and $22.3 million for the three months ended March 31, 2011 and 2010, respectively.  The decrease primarily represented higher cash paid to suppliers and employees and higher payments on income taxes, partially offset by an increase in cash received from customers.  We continue to focus on cash flow improvements as a global company-wide goal.

Cash Flows from Investing Activities

Capital expenditures totaled $17.8 million and $16.4 million for the three months ended March 31, 2011 and 2010, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  We anticipate increasing expenditures in future periods to expand our e-commerce platform internationally and for implementation globally of a single instance ERP platform, which the software was purchased in December 2010.  The estimated global implementation cost could reach approximately $150 million and is estimated to take approximately five years to implement.  In addition, all periods included equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use.

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG for 45 million Euros (approximately $64.9 million) in cash, which is included in our Clinical Diagnostics segment.  In February 2011, we acquired an additional 39% of Distribuidora de Analitica para Medicina Ibérica S.A. (DiaMed Spain) from multiple noncontrolling shareholders, increasing our ownership in DiaMed Spain to 90%.  We paid approximately 2.5 million Euros or $3.4 million in cash.  We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  It is not certain that any of these transactions will advance beyond the preliminary stages to completion at this time.

Cash Flows from Financing Activities

Net cash used in financing activities was $214.7 million for the three months ended March 31, 2011 and net cash provided by financing activities was $1.0 million for the three months ended March 31, 2010.  Cash used in 2011 was attributable to the redemption in January 2011 of our $225.0 million Senior Subordinated Notes due 2013, including a call premium.  During the fourth quarter of 2010 we placed $425.0 million Senior Notes that were used to retire our 2014 bonds and our 2013 bonds in December 2010 and January 2011, respectively.  Cash provided in 2010 was the net of proceeds from common stock, partially offset by small repayments of other long-term debt.  We have outstanding Senior Notes of $425 million and Senior Subordinated Notes of $300 million, which are not due until 2020 and 2016, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2011, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The conclusion that our disclosure controls and procedures were not effective relates in part to the results to date of our Audit Committee’s investigation with the assistance of independent special counsel of our compliance with the United States Foreign Corrupt Practices Act (FCPA).  Based on that investigation, we determined that our previous lack of a comprehensive FCPA compliance policy and training program and other inadequate entity-level controls, as discussed below, led us to fail to identify FCPA compliance issues that were presented.

We have continued implementing our remediation plan with respect to our disclosure controls and procedures to provide greater assurance of future compliance with the requirements of the FCPA and to ensure that potential FCPA issues are appropriately identified, reported and evaluated in the future.  These remediation efforts include:

●

Company-wide, comprehensive training of our personnel in the requirements of the FCPA, including training with respect to those areas of our operations that are most likely to raise FCPA compliance concerns;

●

With the assistance of special counsel to the Audit Committee, which has extensive experience in the area of FCPA compliance, our adoption of a comprehensive FCPA compliance policy that is appropriate for us in light of our worldwide operations, particularly in geographical areas that present challenges to regulatory compliance because of less mature legal frameworks;

●	Our hiring of an additional person to assist in FCPA compliance; and

●

Our determination that, in the future, FCPA compliance will be a point of emphasis to be evaluated quarterly by our internal legal group and our internal audit group, and that a report on our FCPA compliance will be provided regularly to the Audit Committee.

Changes in Internal Control Over Financial Reporting

Our management concluded in its last annual assessment that our internal control over financial reporting was not effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America, to the extent and for the reasons set forth below.

In connection with our Audit Committee’s investigation of our compliance with the FCPA discussed above, our management identified three significant deficiencies in our internal control over financial reporting that, when considered and taken together, constitute a material weakness in our internal control over financial reporting.  A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

These three significant deficiencies were the result of:  (i) a number of entity-level control deficiencies, including our lack of a comprehensive FCPA policy and training program; our lack of a formal, effective disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002; inadequate policies regarding enterprise-wide risk assessment and management related to doing business in high-risk, emerging markets; our failure to perform background checks on certain parties prior to entering into material contracts with such parties; our lack of compliance with our existing Code of Business Ethics and Conduct in certain countries; and ineffective disclosure of significant exceptions to compliance with company policies through our quarterly management sub-certification process; (ii) a number of control deficiencies related to our expenditure processes at certain of our international subsidiaries and (iii) a number of control deficiencies related to our revenue and accounts receivable processes at certain of our international subsidiaries.

During the quarter ended March 31, 2011, we continued to remediate the significant deficiencies identified above and the resulting material weakness.  In addition to our FCPA-related remediation efforts described above under “Disclosure Controls and Procedures,” these efforts included our formation of a disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002 and our implementation of new procedures for performing background checks on certain parties prior to entering into material contracts with such parties.  We are also in the process of evaluating the initiation of additional actions to remediate these significant deficiencies and the resulting material weakness, including developing and implementing additional policies, further strengthening our disclosure processes and increasing the resources that we devote to our internal compliance and audit functions.

While our remediation efforts are in process, they have not been completed.  Accordingly, our management has concluded that our internal control over financial reporting is not effective as of March 31, 2011 and that we continue to have a material weakness in our internal control over financial reporting.  Our conclusion is not based on quantified misstatements in our historical financial statements or our financial statements as of and for our quarter ended March 31, 2011, but instead on the risk that we may be unable to prevent or detect on a timely basis potential material errors in our future financial statements. We do not presently anticipate that the material weakness in our internal control over financial reporting as of March 31, 2011 will have any material effect on our previously reported financial results or our financial results for the quarter ended March 31, 2011.

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

Other than the changes discussed above, we identified no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2011 that have materially affected, or that are reasonably likely materially to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q.

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

The Audit Committee’s investigation and the DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of the Audit Committee’s investigation, of the investigations by the DOJ or the SEC or whether either agency will commence any legal actions. The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, including our results of operations, cash balance and credit ratings.  We have not to date deterimined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

We have not completed our actions to remediate previously identified significant deficiencies in our internal control over financial reporting that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of March 31, 2011.  Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our Audit Committee’s investigation of our compliance with the FCPA discussed above, our management identified three significant deficiencies in our internal control over financial reporting that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of March 31, 2011.  A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The three significant deficiencies that we identified are the result of: (i) a number of entity-level control deficiencies, including our lack of a comprehensive FCPA policy and training program; our lack of a formal, effective disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002; inadequate policies regarding enterprise-wide risk assessment and management related to doing business in high-risk, emerging markets; our failure to perform background checks on certain parties prior to entering into material contracts with such parties; our lack of compliance with our existing Code of Business Ethics and Conduct in certain countries; and ineffective disclosure of significant exceptions to compliance with company policies through our quarterly management sub-certification process; (ii) a number of control deficiencies related to our expenditure processes at certain of our international subsidiaries and (iii) a number of control deficiencies related to our revenue and accounts receivable process at certain of our international subsidiaries.  For more information about these three significant deficiencies and the resulting material weakness in our internal control over financial reporting and the remediation efforts that we have initiated and intend to initiate to attempt to remediate these three significant deficiencies and the resulting material weakness, please see Item 4 (“Controls and Procedures”) in this report.

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

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names us as a nominal defendant, is captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al., Case No. MSC11-00854.  In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors have breached their fiduciary duties.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 68% of our net sales for the quarter ended March 31, 2011.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

As of March 31, 2011 we and our subsidiaries have approximately $741.5 million of outstanding indebtedness.  In addition, we are permitted to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture governing our Senior Subordinated Notes due 2016 (8.0% Notes).

The following chart shows certain important credit statistics.

At March 31, 2011
(in millions)
Total debt	$741.5
Bio-Rad’s stockholders’ equity	$1,612.3
Debt to equity ratio	0.5

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;
•	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, including our outstanding notes, which will reduce funds available for other business purposes;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	place us at a competitive disadvantage compared with some of our competitors that have less debt; and
•	limit our ability to obtain additional financing required to fund working capital and capital
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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 6, 2011	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	May 6, 2011	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer