Form 10-Q
period 2011-06-30
BIO RAD LABORATORIES INC
filed 2011-08-04
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at July 27, 2011
Class A Common Stock, Par Value $0.0001 per share	22,907,689
Class B Common Stock, Par Value $0.0001 per share	5,155,016

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2011

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$521,656	$467,662	$1,006,777	$921,896
Cost of goods sold	228,520	199,354	436,030	396,461
Gross profit	293,136	268,308	570,747	525,435
Selling, general and administrative expense	176,740	156,270	344,503	309,887
Research and development expense	48,210	43,862	90,940	84,125
Income from operations	68,186	68,176	135,304	131,423
Interest expense	12,041	14,325	28,807	28,769
Foreign exchange losses, net	2,744	1,014	5,786	797
Other (income) expense, net	(4,418)	(2,517)	(5,369)	(3,316)
Income before income taxes	57,819	55,354	106,080	105,173
Provision for income taxes	(17,797)	(16,833)	(33,120)	(31,260)
Net income including noncontrolling interests	40,022	38,521	72,960	73,913
Net loss (income) attributable to noncontrolling interests	26	(564)	127	(1,095)
Net income attributable to Bio-Rad	$40,048	$37,957	$73,087	$72,818

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$1.43	$1.37	$2.61	$2.64
Weighted average common shares - basic	28,014	27,606	27,959	27,575

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$1.41	$1.35	$2.57	$2.59
Weighted average common shares - diluted	28,495	28,125	28,443	28,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS:	(Unaudited)
Cash and cash equivalents	$670,301	$906,551
Restricted cash	—	6,422
Short-term investments	215,947	118,636
Accounts receivable, net	394,913	387,996
Inventories:
Raw materials	99,238	82,270
Work in process	127,484	110,527
Finished goods	222,615	205,303
Total inventories	449,337	398,100
Prepaid expenses, taxes and other current assets	159,158	157,641
Total current assets	1,889,656	1,975,346
Property, plant and equipment, at cost	875,133	812,133
Less: accumulated depreciation and amortization	(526,694)	(478,516)
Property, plant and equipment, net	348,439	333,617
Goodwill, net	393,125	363,981
Purchased intangibles, net	201,425	203,881
Other assets	211,600	185,939
Total assets	$3,044,245	$3,062,764

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$120,514	$113,440
Accrued payroll and employee benefits	122,254	131,381
Notes payable and current maturities of long-term debt	1,363	233,181
Income and other taxes payable	49,373	50,935
Accrued royalties	26,387	23,944
Other current liabilities	122,953	113,746
Total current liabilities	442,844	666,627
Long-term debt, net of current maturities	731,331	731,100
Other long-term liabilities	144,155	124,518
Total liabilities	1,318,330	1,522,245

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Class A common stock, issued and outstanding - 22,903,470 at 2011 and 22,677,300 at 2010	2	2
Class B common stock, issued and outstanding - 5,158,257 at 2011 and 5,175,343 at 2010	1	1
Additional paid-in capital	174,492	156,986
Retained earnings	1,254,774	1,181,687
Accumulated other comprehensive income	296,565	198,020
Total Bio-Rad stockholders’ equity	1,725,834	1,536,696
Noncontrolling interests	81	3,823
Total stockholders’ equity	1,725,915	1,540,519
Total liabilities and stockholders’ equity	$3,044,245	$3,062,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Cash received from customers	$1,020,282	$891,658
Cash paid to suppliers and employees	(842,830)	(779,464)
Interest paid	(33,296)	(27,861)
Income tax payments	(18,709)	(28,169)
Investment proceeds and miscellaneous receipts, net	6,405	3,023
Excess tax benefits from share-based compensation	(1,771)	(532)
Net cash provided by operating activities	130,081	58,655
Cash flows from investing activities:
Capital expenditures	(42,557)	(35,874)
Proceeds from sale of property, plant and equipment	114	319
Payments for acquisitions, net of cash received, and long-term investments	(5,228)	(67,345)
Payments on purchases of intangible assets	(143)	(2,031)
Purchases of marketable securities and investments	(237,984)	(109,456)
Sales of marketable securities and investments	43,327	1,149
Maturities of marketable securities and investments	94,925	96,940
(Payments for) proceeds from foreign currency economic hedges, net	(10,530)	13,149
Net cash used in investing activities	(158,076)	(103,149)
Cash flows from financing activities:
Net borrowings (payments) on line-of-credit arrangements and notes payable	498	(449)
Long-term borrowings	—	2,000
Payments on long-term borrowings	(226,368)	(2,940)
Proceeds from issuance of common stock	10,458	5,623
Debt issuance costs on long-term borrowings	(242)	(575)
Excess tax benefits from share-based compensation	1,771	532
Net cash (used in) provided by financing activities	(213,883)	4,191
Effect of foreign exchange rate changes on cash	5,628	4,588
Net decrease in cash and cash equivalents	(236,250)	(35,715)
Cash and cash equivalents at beginning of period	906,551	649,938
Cash and cash equivalents at end of period	$670,301	$614,223
Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$72,960	$73,913
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	57,743	53,633
Share-based compensation	5,304	4,824
Foreign currency economic hedges, net	10,530	(13,149)
Excess tax benefits from share-based compensation	(1,771)	(532)
Decrease (increase) in accounts receivable	12,665	(9,710)
Increase in inventories	(29,785)	(12,970)
Increase in other current assets	(11,962)	(16,608)
Decrease in accounts payable and other current liabilities	(9,344)	(23,295)
Increase in income taxes payable	11,078	9,555
Other	12,663	(7,006)
Net cash provided by operating activities	$130,081	$58,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” "the Company" and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.   Bio-Rad bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

Restricted Cash

Restricted cash of 6 million Swiss Francs, or approximately $6.4 million at December 31, 2010, represented a deposit in an escrow account for the final lump sum payment under a building finance lease. That amount was paid in June 2011. There was no restricted cash balance as of June 30, 2011.

Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance in regard to fair value measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not anticipate that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued guidance in regard to the presentation of comprehensive income. In the new guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Bio-Rad is currently evaluating the alternative presentations, however the adoption of this guidance will not have a material impact on our condensed consolidated financial statements as it is for disclosure purposes only.

2.FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities carried at fair value on a recurring basis as of June 30, 2011 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$107.7	$107.7
Bonds	—	4.8	4.8
Foreign government obligations	—	10.0	10.0
Time deposits	31.5	5.0	36.5
Money market funds	129.2	—	129.2
Total cash equivalents	160.7	127.5	288.2
Available-for-sale investments (b):
Corporate debt securities	—	173.2	173.2
Brokered certificates of deposit	—	11.8	11.8
U.S. government sponsored agencies	—	14.3	14.3
Foreign government obligations	—	2.1	2.1
Municipal obligations	—	5.1	5.1
Marketable equity securities	130.8	—	130.8
Asset-backed securities	—	1.9	1.9
Total available-for-sale investments	130.8	208.4	339.2
Forward foreign exchange contracts (c)	—	0.7	0.7
Total financial assets carried at fair value	$291.5	$336.6	$628.1

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$6.7	$6.7

Financial assets and liabilities carried at fair value on a recurring basis as of December 31, 2010 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$179.6	$179.6
Time deposits	16.7	25.0	41.7
Money market funds	266.3	—	266.3
Total cash equivalents	283.0	204.6	487.6
Available-for-sale investments (b):
Corporate debt securities	—	39.8	39.8
U.S. government sponsored agencies	—	54.7	54.7
Foreign government obligations	—	4.5	4.5
Municipal obligations	—	7.7	7.7
Marketable equity securities	102.2	—	102.2
Asset-backed securities:
Collateralized mortgage obligations	—	0.1	0.1
Other mortgage-backed securities	—	2.5	2.5
Other	—	0.3	0.3
Total available-for-sale investments	102.2	109.6	211.8
Forward foreign exchange contracts (c)	—	0.5	0.5
Total financial assets carried at fair value	$385.2	$314.7	$699.9

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$3.3	$3.3

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments (in millions):

	June 30, 2011	December 31, 2010

Short-term investments	$215.9	$118.6
Other assets	123.3	93.2
Total	$339.2	$211.8

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

As of June 30, 2011 and December 31, 2010, we did not hold any financial assets or liabilities that use Level 3 inputs to determine fair value.

To estimate the fair value of Level 2 debt securities, excluding commercial paper and U.S. Treasury bills and notes, we examine quarterly the pricing provided by two pricing services and we obtain indicative market prices when there is insufficient correlation between the pricing services.  To estimate the fair value of Level 2 commercial paper and U.S. Treasury bills and notes we examine quarterly the pricing from our primary pricing service to ensure consistency with other similar securities.  As a result of our analysis as of June 30, 2011 and December 31, 2010, we utilized our primary pricing service for all Level 2 debt securities for consistency since the results did not require the use of alternative pricing.

In addition, we review for investment securities that may trade in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  As of June 30, 2011 and December 31, 2010, we did not have any investment securities in illiquid or inactive markets.

As of June 30, 2011, our primary pricing service inputs for Level 2 cash equivalents (corporate bonds), U.S. government sponsored agencies, municipal obligations, corporate debt securities (bonds) and asset-backed securities consisted of market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.  These multiple market prices were used by our primary pricing service as inputs into a distribution–curve based algorithm to determine the daily market value.

As of June 30, 2011, our primary pricing service inputs for Level 2 cash equivalents (time deposits, commercial paper and foreign government obligations), corporate debt securities (commercial paper) and time deposits consisted of dynamic and static security characteristics information obtained from several independent security characteristic sources.  The dynamic inputs such as credit rating, factor and variable-rate are updated daily.  The static characteristics include inputs such as day count and first coupon upon initial security creation. These securities were typically priced via mathematical calculations reliant on these observable inputs. Available-for-sale foreign government obligations are based on indicative bids from market participants.

As of December 31, 2010 the inputs used by our primary pricing service for Level 2 cash equivalents, corporate debt securities, foreign government obligations, U.S. government sponsored agencies and municipal obligations, varied depending on the type of security being valued, but generally included benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, corporate actions or Nationally Recognized Municipal Securities Information Repository (NRMSIR) material event notices, plus new issue money market rates.

As of December 31, 2010 the inputs used by our primary pricing service in estimating the fair value of Level 2 collateralized mortgage obligations and other mortgage-backed securities included many of the inputs mentioned above in addition to monthly payment information.  These issues were priced by our primary pricing service against issues with similar vintage and credit quality with adjustments for tranche, average life and extension risk.

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

June 30,
2011
(in millions)
Contracts maturing in July through September 2011 to sell foreign currency:
Notional value	$64.2
Unrealized loss	$0.2
Contracts maturing in July through September 2011 to purchase foreign currency:
Notional value	$455.3
Unrealized loss	$5.8

Available-for-sale investments consist of the following (in millions):

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$173.3	$—	$(0.1)	$173.2
Brokered certificates of deposit	11.8	—	—	11.8
Municipal obligations	5.1	—	—	5.1
Asset-backed securities	1.4	0.1	—	1.5
U.S. government sponsored agencies	14.3	—	—	14.3
Foreign government obligations	0.6	—	—	0.6
Marketable equity securities	7.9	1.5	—	9.4
	214.4	1.6	(0.1)	215.9
Long-term investments:
Marketable equity securities	51.0	71.0	(0.6)	121.4
Asset-backed securities	0.5	—	(0.1)	0.4
Foreign government obligations	1.5	—	—	1.5
	53.0	71.0	(0.7)	123.3
Total	$267.4	$72.6	$(0.8)	$339.2

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Short-term investments:
Corporate debt securities	$39.8	$—	$—	$39.8
Municipal obligations	7.7	—	—	7.7
Asset-backed securities	1.9	—	—	1.9
U.S. government sponsored agencies	54.7	—	—	54.7
Foreign government obligations	4.5	—	—	4.5
Marketable equity securities	8.8	1.3	(0.1)	10.0
	117.4	1.3	(0.1)	118.6
Long-term investments:
Marketable equity securities	45.5	47.9	(0.9)	92.5
Asset-backed securities	0.7	0.1	(0.1)	0.7
	46.2	48.0	(1.0)	93.2
Total	$163.6	$49.3	$(1.1)	$211.8

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	June 30, 2011	December 31, 2010

Fair value	$76.1	$4.5
Gross unrealized losses for investments in a loss position 12 months or more	$0.4	$0.6
Gross unrealized losses for investments in a loss position less than 12 months	$0.4	$0.5

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2011.

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2011 by contractual maturity date (in millions):

	Amortized Cost	Fair Value

Mature in less than one year	$176.4	$176.3
Mature in one to five years	30.2	30.2
Mature in more than five years	1.9	1.9
Total	$208.5	$208.4

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

The estimated fair value of our financial instruments is as follows (in millions):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Other assets	$178.2	$261.6	$145.6	$205.6
Current maturities of long-term debt, excluding leases	$—	$—	$225.0	$228.1
Total long-term debt, excluding leases and current maturities	$718.7	$754.3	$718.2	$734.8

We own shares of ordinary voting stock of Sartorius AG, of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 30% of the outstanding voting shares (excluding treasury shares) of Sartorius as of June 30, 2011.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Condensed Consolidated Balance Sheets.

3.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2011:
Goodwill	$70.7	$320.5	$391.2
Accumulated impairment losses	(27.2)	—	(27.2)
Goodwill, net	43.5	320.5	364.0

Currency fluctuations	—	29.1	29.1

Balances as of June 30, 2011:
Goodwill	70.7	349.6	420.3
Accumulated impairment losses	(27.2)	—	(27.2)
Goodwill, net	$43.5	$349.6	$393.1

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	June 30, 2011
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-13	$111.0	$(31.4)	$79.6
Know how	6	103.0	(42.4)	60.6
Developed product technology	1-11	51.1	(23.4)	27.7
Licenses	1-9	35.5	(14.0)	21.5
Tradenames	1-11	32.2	(20.9)	11.3
Covenants not to compete	1-8	6.0	(5.3)	0.7
Patents	—	1.0	(1.0)	—
Other	—	0.1	(0.1)	—
		$339.9	$(138.5)	$201.4

	December 31, 2010
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-13	$102.3	$(24.8)	$77.5
Know how	1-6	92.6	(33.0)	59.6
Developed product technology	1-11	47.9	(19.2)	28.7
Licenses	1-10	35.4	(12.2)	23.2
Tradenames	2-12	29.5	(15.9)	13.6
Covenants not to compete	1-8	5.9	(4.6)	1.3
Patents	—	1.0	(1.0)	—
Other	1	0.1	(0.1)	—
		$314.7	$(110.8)	$203.9

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Amortization expense	$9.3	$8.1	$18.1	$16.8

4.PRODUCT WARRANTY LIABILITY

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

December 31, 2010	$18.3
Provision for warranty	9.7
Actual warranty costs	(10.0)
June 30, 2011	$18.0

5.LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2011	December 31, 2010

7.5% Senior Subordinated Notes due 2013	$—	$225.0
8.0% Senior Subordinated Notes due 2016	296.0	295.6
4.875% Senior Notes due 2020	422.7	422.6
Capital leases and other debt	13.3	21.0
	732.0	964.2
Less current maturities	(0.7)	(233.1)
Long-term debt	$731.3	$731.1

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

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2011.  The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement and the Senior Subordinated Notes due 2016 require Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of June 30, 2011.

6.NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

January 1, 2011	$3.8
Net loss attributable to noncontrolling interests	(0.1)
Purchase of noncontrolling interests	(3.4)
Currency fluctuations	(0.2)
June 30, 2011	$0.1

In June 2011, we acquired the remaining outstanding shares of DiaMed S.E.A. Limited (DiaMed Thailand) from multiple noncontrolling shareholders for approximately $0.2 million in cash. As this acquisition was accounted for as an equity transaction, Bio-Rad's noncontrolling interest was reduced by $1.0 million and additional paid-in-capital was increased by $0.8 million.

In February 2011, we acquired an additional 39% of Distribuidora de Analitica para Medicina Ibérica S.A. (DiaMed Spain) from multiple noncontrolling shareholders, increasing our ownership in DiaMed Spain to 90%.  We paid approximately 2.5 million Euros or $3.4 million in cash.  This acquisition was accounted for as an equity transaction, which reduced Bio-Rad’s noncontrolling interests and additional paid-in capital by approximately $2.4 million and $1.0 million, respectively.

7.EARNINGS PER SHARE

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic weighted average shares outstanding	28,014	27,606	27,959	27,575
Effect of potentially dilutive stock options and restricted stock awards	481	519	484	522
Diluted weighted average common shares	28,495	28,125	28,443	28,097
Anti-dilutive shares	—	96	37	96

8.OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest and investment income	$(4.9)	$(2.8)	$(5.6)	$(3.6)
Net realized losses (gains) on investments	0.1	—	(0.2)	(0.3)
Miscellaneous other (income) expense items	0.4	0.3	0.4	0.6
Other (income) expense, net	$(4.4)	$(2.5)	$(5.4)	$(3.3)

9.INCOME TAXES

Our effective tax rate was 31% and 30% for the three and six month periods ended June 30, 2011 and 2010, respectively.  The effective tax rates for all periods presented were lower than the U.S. statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign statutory tax rates. The effective tax rate for the three months ended June 30, 2011 was higher than the rate for the same periods in 2010 primarily due to changes in estimates pertaining to differences between U.S. and foreign statutory tax rates. The effective tax rate for the six months ended June 30, 2011 was higher than the rate for the same period in 2010 primarily due to changes in estimates pertaining to foreign tax credits related to distributions from non U.S. subsidiaries as well as differences between U.S. and foreign statutory tax rates.

As of June 30, 2011, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $5 million to $9 million. Substantially all such amounts will impact our effective income tax rate.

We record liabilities related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

10.COMPREHENSIVE INCOME (LOSS)

The components of our total comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income including noncontrolling interests	$40.0	$38.5	$73.0	$73.9
Foreign currency translation adjustments	63.3	(35.5)	84.1	(56.3)
Net unrealized holding gains (losses) on available-for-sale investments, net of tax expense of $2.0 million and tax benefit of $4.1 million for the three months ended June 30, 2011 and 2010, respectively, and tax expense of $8.2 million and tax benefit of $2.0 million for the six months ended June 30, 2011 and 2010, respectively.	3.5	(7.0)	14.1	(3.4)
Reclassification adjustments for gains included in net income including noncontrolling interests, net of tax expense of $0.1 million for the six months ended June 30, 2011 and 2010. There was no tax effect for the three months ended June 30, 2011 or 2010.	—	—	0.1	0.2
Total comprehensive income (loss)	106.8	(4.0)	171.3	14.4
Comprehensive loss attributable to noncontrolling interests	0.2	1.1	0.3	0.7
Comprehensive income (loss) attributable to Bio-Rad	$107.0	$(2.9)	$171.6	$15.1

Reclassification adjustments are calculated using the specific identification method.

11.SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2011 and 2010 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2011	$169.9	$348.0	$3.7
	2010	$150.7	$314.1	$2.9

Segment profit	2011	$10.0	$46.6	$0.5
	2010	$7.7	$46.8	$0.2

Information regarding industry segments for the six months ended June 30, 2011 and 2010 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2011	$324.4	$675.2	$7.2
	2010	$302.0	$613.9	$6.0

Segment profit	2011	$13.1	$94.6	$0.7
	2010	$19.1	$85.1	$0.1

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total segment profit	$57.1	$54.7	$108.4	$104.3
Foreign exchange losses, net	(2.7)	(1.0)	(5.8)	(0.8)
Net corporate operating, interest and other expense not allocated to segments	(1.0)	(0.8)	(1.9)	(1.6)
Other income (expense), net	4.4	2.5	5.4	3.3
Consolidated income before taxes	$57.8	$55.4	$106.1	$105.2

12.LEGAL PROCEEDINGS

Based on an internal review, we have identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA’s books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), each of which commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) has assumed direct responsibility for reviewing these matters and has hired experienced independent counsel to conduct an investigation and provide legal advice.  We have provided, and intend to continue to provide, additional information to the DOJ and the SEC as the Audit Committee’s investigation progresses.

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

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al., Case No. MSC11-00854.  In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants have filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to dismiss the complaint and a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2010 and this report for the three and six months ended June 30, 2011.

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

Overview.  We are a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require standardization for their experiments and test results, much of our revenues are recurring.  Approximately 31% of our year-to-date 2011 consolidated net sales are from the United States and approximately 69% are from international locations.  The international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.8	42.6	43.3	43.0
Gross profit	56.2	57.4	56.7	57.0
Selling, general and administrative expense	33.9	33.4	34.2	33.6
Research and development expense	9.2	9.4	9.0	9.1
Net income attributable to Bio-Rad	7.7	8.1	7.3	7.9

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2010.

Three Months Ended June 30, 2011 Compared to
Three Months Ended June 30, 2010

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) in the second quarter of 2011 increased to $521.7 million from $467.7 million in the second quarter of 2010, a sales increase of 11.5%.  Excluding the impact of foreign currency, second quarter 2011 sales increased by approximately 4.2% compared to the same period in 2010.  Currency neutral sales growth was reflected in all regions except for Europe.

The Life Science segment sales for the second quarter of 2011 were $169.9 million, an increase of 12.8% compared to the same period last year.  On a currency neutral basis, sales increased 6.7% compared to the second quarter in 2010. The electrophoresis and imaging product lines contributed to the sales growth supported by several recent product launches, including the Trans-Blot Turbo transfer system and the Gel Doc EZ imaging platform. Process chromatography media products also contributed to sales growth. Currency neutral sales growth in the Life Science segment was primarily in North America, eastern Europe and Asia, while Latin America sales have declined slightly. In many developed countries, constraints in government budgets has limited sales growth opportunities.

The Clinical Diagnostics segment reported sales for the second quarter of 2011 were $348.0 million, an increase of 10.8% compared to the same period last year.  On a currency neutral basis, sales increased 2.8% compared to the second quarter in 2010.  Clinical Diagnostics product lines generating growth were diabetes, quality controls, Bio-Plex and clinical microbiology.  Sales growth was primarily in Asia, the U.S. and Latin America.

Consolidated gross margins were 56.2% for the second quarter of 2011 compared to 57.4% for the second quarter of 2010.  Life Science segment gross margins for the second quarter of 2011 decreased from the same period last year by approximately 1.1%.  The decrease was primarily due to recording an estimated liability related to a patent infringement dispute.  Clinical Diagnostics segment gross margins for the second quarter of 2011 decreased by approximately 1.2% from the same period last year.  The decrease was primarily due to the favorable settlement of intellectual property disputes in the second quarter of 2010, which increased the gross margin in that quarter.

Selling, general and administrative expenses (SG&A) represented 33.9% of sales for the second quarter of 2011 compared to 33.4% of sales for the second quarter of 2010.  Growth in the rate of SG&A spending was greater than the rate of sales growth.  Increases in the spending rate were affected by currency translation and primarily driven by employee-related costs, our largest cost and professional services partially due to the ERP platform, bad debt expense that was primarily associated with southern European receivables, facilities and travel.

Research and development expense increased to $48.2 million or 9.2% of sales in the second quarter of 2011 compared to $43.9 million or 9.4% of sales in the second quarter of 2010.  Life Science segment research and development expense increased in the second quarter of 2011 from the prior year quarter with efforts concentrated on genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment research and development expense increased in the second quarter of 2011 from the prior year period with efforts concentrated on blood virus, immunohematology and the development and cost reduction of instruments.

Corporate Results – Other Items

Interest expense for the second quarter of 2011 decreased by $2.3 million compared to the second quarter of 2010 primarily due to the refinancing of $425 million of debt in December 2010 through January 2011, lowering our borrowing rate. The interest rate or our current borrowings are fixed through 2016 at 8% and through 2020 at 4.875%.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Increased foreign currency exchange losses, net for the quarter ended June 30, 2011 was primarily attributable to market volatility, increasing costs to hedge, and the result of the estimating process inherent in the timing of shipments and payments of intercompany payables.

Other (income) expense, net for the second quarter of 2011 increased to $4.4 million compared to $2.5 million for the second quarter of 2010.  The increase was primarily due to higher dividend income for holdings in Sartorius AG whose dividends almost doubled from the prior year period.

Our effective tax rate was 31% and 30% for the second quarter of 2011 and 2010, respectively. The effective tax rates for both periods were lower than the U.S. statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign statutory tax rates.  The effective tax rate for the second quarter of 2011 was higher than the rate for the same period in 2010 primarily due to changes in estimates pertaining to differences between U.S. and foreign statutory tax rates.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Six Months Ended June 30, 2011 Compared to
Six Months Ended June 30, 2010

Corporate Results -- Sales, Margins and Expenses

Sales in the first half of 2011 increased to $1.0 billion from $921.9 million in the first half of 2010, a sales increase of 9.2%.  Excluding the impact of foreign currency, the first half of 2011 sales increased by approximately 4.5% compared to the same period in 2010.  Currency neutral sales growth was reflected in all regions, but primarily for Asia Pacific, Latin America and North America.

The Life Science segment sales for the first half of 2011 were $324.4 million, an increase of 7.4% compared to the same period last year.  On a currency neutral basis, sales increased 3.3% compared to the first half of 2010. Product groups showing growth included process chromatography media, imaging systems and electrophoresis. Currency neutral sales growth in the Life Science segment was primarily in North America, eastern Europe and Latin America, while in Europe and Japan sales have declined. In many developed countries, constraints in government budgets has limited sales growth opportunities.

The Clinical Diagnostics segment reported sales for the first half of 2011 were $675.2 million, an increase of 10.0% compared to the same period last year.  On a currency neutral basis, sales increased 5.0% compared to the first half of 2010.  Clinical Diagnostics product lines generating growth were immunohematology, quality controls, Bio-Plex and clinical microbiology.  Sales growth was primarily in Asia, the U.S. and Latin America.

Consolidated gross margins were 56.7% for the first half of 2011 compared to 57.0% for the first half of 2010. Life Science segment gross margins for the first half of 2011 decreased from the same period last year by approximately 1.4%.  The decrease was primarily due to pricing pressures and lower manufacturing volumes not absorbing fixed costs.  Clinical Diagnostics segment gross margins for the first half of 2011 were relatively flat from the same period last year. The prior year period included a favorable settlement of intellectual property disputes in the second quarter of 2010, which increased the gross margin in that quarter.

Selling, general and administrative expenses (SG&A) represented 34.2% of sales for the first half of 2011 compared to 33.6% of sales for the first half of 2010.  Growth in the rate of SG&A spending was greater than the rate of sales growth.  Increases in the spending rate were primarily driven by professional services, facilities, travel, bad debt expense that was primarily associated with southern European receivables, and information technology.  Employee-related costs, our largest cost, rose at a rate less than sales growth. SG&A also included an increase in currency translation associated with the weaker dollar.

Research and development expense increased to $90.9 million or 9.0% of sales in the first half of 2011 compared to $84.1 million or 9.1% of sales in the first half of 2010.  Life Science segment research and development expense increased in the first half of 2011 from the prior year period with efforts concentrated on genomics, proteomics and process chromatography applications.  Clinical Diagnostics segment research and development expense increased in the first half of 2011 from the prior year period with efforts concentrated on blood virus, immunohematology and the development and cost reduction of instruments.

Corporate Results – Other Items

Interest expense for the first half of 2011 was relatively flat compared to the first half of 2010 primarily due to the refinancing of our debt in December 2010 through January 2011 and should result in lower overall borrowing costs going forward provided no additional debt is incurred.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Increased foreign currency exchange losses, net for the first half of 2011 was primarily attributable to market volatility, increasing costs to hedge, and the result of the estimating process inherent in the timing of shipments and payments of intercompany payables.

Other (income) expense, net for the first half of 2011 increased to $5.4 million compared to $3.3 million for the first half of 2010.  The increase was primarily due to higher dividend income for holdings in Sartorius AG whose dividends almost doubled from the prior year period.

Our effective tax rate was 31% and 30% for the first half of 2011 and 2010, respectively. The effective tax rates for both periods were lower than the U.S. statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, and differences between U.S. and foreign statutory tax rates.  The effective tax rate for the first half of 2011 was higher than the rate for the same period in 2010 primarily due to changes in estimates pertaining to foreign tax credits related to distributions from non-U.S. subsidiaries and changes in estimates pertaining to differences between U.S. and foreign statutory tax rates.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs.  Funding for research and development of new products as well as routine outflows of capital expenditure, interest and tax expense are provided by cash flow from operations.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of June 30, 2011.  The Credit Agreement expires on June 21, 2014.

At June 30, 2011, we had available $886.2 million in cash, cash equivalents and short-term investments.  Under domestic and international lines of credit, we had $226.0 million available for borrowing as of June 30, 2011, of which $14.4 million is reserved for standby letters of credit issued by our banks to guarantee our obligations to various companies.  Management believes that this availability together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

Cash Flows from Operations

Net cash provided by operations was $130.1 million and $58.7 million for the six months ended June 30, 2011 and 2010, respectively.  The increase primarily represented higher cash received from customers from large fourth quarter 2010 sales.  During the second quarter of 2010, Bio-Rad made a large payment covering royalties for multiple years. We continue to focus on cash flow improvements as a global company-wide goal.

Cash Flows from Investing Activities

Capital expenditures totaled $42.6 million and $35.9 million for the six months ended June 30, 2011 and 2010, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansions, regulatory and environmental compliance, and leasehold improvements.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  In addition, all periods included equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. We anticipate increasing expenditures in future periods to expand our e-commerce platform internationally and for implementation of a global single instance ERP platform. The ERP software was purchased in December 2010.  The estimated global implementation cost for the single instance ERP platform could reach approximately $150 million and is estimated to take approximately five years to implement.

On January 6, 2010, we acquired certain diagnostic businesses of Biotest AG for 45 million Euros (approximately $64.9 million) in cash, which is included in our Clinical Diagnostics segment.  In February 2011, we acquired an additional 39% of Distribuidora de Analitica para Medicina Ibérica S.A. (DiaMed Spain) from multiple noncontrolling shareholders, increasing our ownership in DiaMed Spain to 90%.  We paid approximately 2.5 million Euros or $3.4 million in cash.  In June 2011, we acquired the remaining outstanding shares of DiaMed S.E.A. Limited (DiaMed Thailand) from multiple noncontrolling shareholders for approximately $0.2 million in cash. We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments.  We routinely meet with the principals or brokers of the subject companies.  It is not certain that any of these transactions will advance beyond the preliminary stages to completion at this time.

Cash Flows from Financing Activities

Net cash used in financing activities was $213.9 million for the six months ended June 30, 2011 and net cash provided by financing activities was $4.2 million for the six months ended June 30, 2010.  Cash used in 2011 was attributable to the redemption in January 2011 of our $225.0 million Senior Subordinated Notes due 2013, including a call premium.  During the fourth quarter of 2010 we placed $425.0 million Senior Notes that were used to retire our 2014 bonds and our 2013 bonds in December 2010 and January 2011, respectively.  Cash provided in 2010 was primarily proceeds from common stock, partially offset by repayments of other long-term debt.  We have outstanding Senior Notes of $425 million and Senior Subordinated Notes of $300 million, which are not due until 2020 and 2016, respectively.

Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board issued guidance in regard to fair value measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not anticipate that the adoption of this guidance will have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued guidance in regard to the presentation of comprehensive income. In the new guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Bio-Rad is currently evaluating the alternative presentations, however the adoption of this guidance will not have a material impact on our condensed consolidated financial statements as it is for disclosure purposes only.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2011, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have continued implementing our remediation plan with respect to our disclosure controls and procedures to provide greater assurance of future compliance with the requirements of the FCPA and to ensure that potential FCPA issues are appropriately identified, reported and evaluated in the future.  These remediation efforts include:

•	Company-wide, comprehensive training of our personnel in the requirements of the FCPA, including training with respect to those areas of our operations that are most likely to raise FCPA compliance concerns;

•
With the assistance of special counsel to the Audit Committee, which has extensive experience in the area of FCPA compliance, our adoption of a comprehensive FCPA compliance policy that is appropriate for us in light of our worldwide operations, particularly in geographical areas that present challenges to regulatory compliance because of less mature legal frameworks;

•	Our hiring of an additional person to assist in FCPA compliance; and

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

During the quarter ended June 30, 2011, we continued to remediate the significant deficiencies identified above and the resulting material weakness.  In addition to our FCPA-related remediation efforts described above under “Disclosure Controls and Procedures,” these efforts included activities by our recently formed disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002 and our continued implementation of procedures for performing background checks on certain parties prior to entering into material contracts with such parties.  We are also in the process of evaluating the initiation of additional actions to remediate these significant deficiencies and the resulting material weakness, including developing and implementing additional policies, further strengthening our disclosure processes and increasing the resources that we devote to our internal compliance and audit functions.

While our remediation efforts are in process, they have not been completed.  Accordingly, our management has concluded that our internal control over financial reporting is not effective as of June 30, 2011 and that we continue to have a material weakness in our internal control over financial reporting.  Our conclusion is not based on quantified misstatements in our historical financial statements or our financial statements as of and for our quarter ended June 30, 2011, but instead on the risk that we may be unable to prevent or detect on a timely basis potential material errors in our future financial statements. We do not presently anticipate that the material weakness in our internal control over financial reporting as of June 30, 2011 will have any material effect on our previously reported financial results or our financial results for the quarter ended June 30, 2011.

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

Other than the changes discussed above, we identified no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2011 that have materially affected, or that are reasonably likely materially to affect, our internal control over financial reporting.

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

We have not completed our actions to remediate previously identified significant deficiencies in our internal control over financial reporting that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of June 30, 2011.  Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our Audit Committee’s investigation of our compliance with the FCPA discussed above, our management identified three significant deficiencies in our internal control over financial reporting that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of June 30, 2011.  A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names us as a nominal defendant, is captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al., Case No. MSC11-00854.  In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants have filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to dismiss the complaint and a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 69% of our net sales for the six months ended June 30, 2011.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

Our business could be adversely impacted if we have further deficiencies in our disclosure controls and procedures or internal control over financial reporting.

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

As of June 30, 2011 we and our subsidiaries have approximately $732.7 million of outstanding indebtedness.  In addition, we are permitted to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture governing our Senior Subordinated Notes due 2016 (8.0% Notes).

The following chart shows certain important credit statistics.

At June 30, 2011
($'s in millions)
Total debt	$732.7
Bio-Rad’s stockholders’ equity	$1,725.8
Debt to equity ratio	0.4

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits
(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.9	2011 Employee Stock Purchase Plan

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	August 3, 2011	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	August 3, 2011	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer