Form 10-Q
period 2011-09-30
BIO RAD LABORATORIES INC
filed 2011-11-03
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at October 26, 2011
Class A Common Stock, Par Value $0.0001 per share	22,966,102
Class B Common Stock, Par Value $0.0001 per share	5,155,347

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$516,514	$471,502	$1,523,291	$1,393,398
Cost of goods sold	220,338	205,172	656,368	601,633
Gross profit	296,176	266,330	866,923	791,765
Selling, general and administrative expense	176,867	148,654	521,370	458,541
Research and development expense	45,387	42,874	136,327	126,999
Income from operations	73,922	74,802	209,226	206,225
Interest expense	12,341	14,400	41,148	43,169
Foreign exchange losses, net	6,346	2,749	12,132	3,546
Other (income) expense, net	(538)	(256)	(5,907)	(3,572)
Income before income taxes	55,773	57,909	161,853	163,082
Provision for income taxes	(9,911)	(12,824)	(43,031)	(44,084)
Net income including noncontrolling interests	45,862	45,085	118,822	118,998
Net loss (income) attributable to noncontrolling interests	35	(321)	162	(1,416)
Net income attributable to Bio-Rad	$45,897	$44,764	$118,984	$117,582

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$1.63	$1.62	$4.25	$4.26
Weighted average common shares - basic	28,072	27,697	27,997	27,616

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$1.61	$1.59	$4.18	$4.18
Weighted average common shares - diluted	28,456	28,103	28,454	28,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS:	(Unaudited)
Cash and cash equivalents	$671,028	$906,551
Restricted cash	—	6,422
Short-term investments	239,174	118,636
Accounts receivable, net	375,031	387,996
Inventories:
Raw materials	101,881	82,270
Work in process	123,616	110,527
Finished goods	220,084	205,303
Total inventories	445,581	398,100
Prepaid expenses, taxes and other current assets	146,889	157,641
Total current assets	1,877,703	1,975,346
Property, plant and equipment, at cost	862,143	812,133
Less: accumulated depreciation and amortization	(523,201)	(478,516)
Property, plant and equipment, net	338,942	333,617
Goodwill, net	371,227	363,981
Purchased intangibles, net	180,228	203,881
Other assets	201,695	185,939
Total assets	$2,969,795	$3,062,764

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$113,476	$113,440
Accrued payroll and employee benefits	120,167	131,381
Notes payable and current maturities of long-term debt	806	233,181
Income and other taxes payable	46,368	50,935
Accrued royalties	21,609	23,944
Other current liabilities	112,900	113,746
Total current liabilities	415,326	666,627
Long-term debt, net of current maturities	731,597	731,100
Other long-term liabilities	129,226	124,518
Total liabilities	1,276,149	1,522,245

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Class A common stock, issued and outstanding - 22,965,199 at 2011 and 22,677,300 at 2010	2	2
Class B common stock, issued and outstanding - 5,155,550 at 2011 and 5,175,343 at 2010	1	1
Additional paid-in capital	179,840	156,986
Retained earnings	1,300,671	1,181,687
Accumulated other comprehensive income	212,635	198,020
Total Bio-Rad stockholders’ equity	1,693,149	1,536,696
Noncontrolling interests	497	3,823
Total stockholders’ equity	1,693,646	1,540,519
Total liabilities and stockholders’ equity	$2,969,795	$3,062,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Cash received from customers	$1,508,934	$1,367,777
Cash paid to suppliers and employees	(1,249,674)	(1,143,699)
Interest paid	(46,086)	(48,812)
Income tax payments	(38,029)	(50,254)
Investment proceeds and miscellaneous receipts, net	8,124	3,193
Excess tax benefits from share-based compensation	(2,030)	(2,684)
Net cash provided by operating activities	181,239	125,521
Cash flows from investing activities:
Capital expenditures	(67,233)	(56,266)
Proceeds from sale of property, plant and equipment	177	509
Payments for acquisitions, net of cash received, and long-term investments	(8,698)	(88,694)
Payments on purchases of intangible assets	(439)	(2,715)
Purchases of marketable securities and investments	(382,758)	(178,716)
Sales of marketable securities and investments	47,718	1,917
Maturities of marketable securities and investments	200,925	158,321
(Payments for) proceeds from foreign currency economic hedges, net	(3,581)	1,234
Net cash used in investing activities	(213,889)	(164,410)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(31)	(462)
Long-term borrowings	—	2,000
Payments on long-term borrowings	(226,615)	(5,441)
Proceeds from issuance of common stock	13,031	9,017
Debt issuance costs on long-term borrowings	(242)	(575)
Excess tax benefits from share-based compensation	2,030	2,684
Net cash (used in) provided by financing activities	(211,827)	7,223
Effect of foreign exchange rate changes on cash	8,954	12,368
Net decrease in cash and cash equivalents	(235,523)	(19,298)
Cash and cash equivalents at beginning of period	906,551	649,938
Cash and cash equivalents at end of period	$671,028	$630,640
Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$118,822	$118,998
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	88,127	79,964
Share-based compensation	7,816	7,357
Foreign currency economic hedges, net	3,581	(1,234)
Excess tax benefits from share-based compensation	(2,030)	(2,684)
Decrease (increase) in accounts receivable	11,632	(17,974)
Increase in inventories	(50,294)	(21,645)
Increase in other current assets	(3,490)	(3,561)
Decrease in accounts payable and other current liabilities	(12,874)	(29,122)
Increase (decrease) in income taxes payable	5,576	(1,287)
Other	14,373	(3,291)
Net cash provided by operating activities	$181,239	$125,521
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

Restricted Cash

Restricted cash of approximately $6.4 million at December 31, 2010 represented a deposit in an escrow account for the final lump sum payment under a building finance lease. That amount was paid in June 2011. There was no restricted cash balance as of September 30, 2011.

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

In June 2011, the FASB issued guidance in regard to the presentation of comprehensive income. In the new guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Bio-Rad is currently evaluating the alternative presentations, however, the adoption of this guidance will not have a material impact on our condensed consolidated financial statements as it relates to disclosure purposes only.

In September 2011, the FASB issued guidance in regard to goodwill impairment. The new guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a "qualitative" assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Bio-Rad is currently evaluating the new process, however, the adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2011 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$72.4	$72.4
Foreign government obligations	—	5.0	5.0
Time deposits	31.8	—	31.8
Money market funds	149.7	—	149.7
Total cash equivalents	181.5	77.4	258.9
Available-for-sale investments (b):
Corporate debt securities	—	193.9	193.9
Brokered certificates of deposit	—	6.8	6.8
U.S. government sponsored agencies	—	18.0	18.0
Foreign government obligations	—	6.3	6.3
Municipal obligations	—	5.0	5.0
Marketable equity securities	116.4	—	116.4
Asset-backed securities	—	2.7	2.7
Total available-for-sale investments	116.4	232.7	349.1
Forward foreign exchange contracts (c)	—	3.8	3.8
Total financial assets carried at fair value	$297.9	$313.9	$611.8

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.0	$1.0

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2010 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$179.6	$179.6
Time deposits	16.7	25.0	41.7
Money market funds	266.3	—	266.3
Total cash equivalents	283.0	204.6	487.6
Available-for-sale investments (b):
Corporate debt securities	—	39.8	39.8
U.S. government sponsored agencies	—	54.7	54.7
Foreign government obligations	—	4.5	4.5
Municipal obligations	—	7.7	7.7
Marketable equity securities	102.2	—	102.2
Asset-backed securities:
Collateralized mortgage obligations	—	0.1	0.1
Other mortgage-backed securities	—	2.5	2.5
Other	—	0.3	0.3
Total available-for-sale investments	102.2	109.6	211.8
Forward foreign exchange contracts (c)	—	0.5	0.5
Total financial assets carried at fair value	$385.2	$314.7	$699.9

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$3.3	$3.3

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2011	December 31, 2010
Short-term investments	$239.2	$118.6
Other assets	109.9	93.2
Total	$349.1	$211.8

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

As of September 30, 2011 and December 31, 2010, we did not hold any financial assets or liabilities that use Level 3 inputs to determine fair value.

To estimate the fair value of Level 2 debt securities, excluding commercial paper and U.S. Treasury bills and notes, we examine quarterly the pricing provided by two pricing services and we obtain indicative market prices when there is insufficient correlation between the pricing services.  To estimate the fair value of Level 2 commercial paper and U.S. Treasury bills and notes we examine quarterly the pricing from our primary pricing service to ensure consistency with other similar securities.  As a result of our analysis as of September 30, 2011 and December 31, 2010, we utilized our primary pricing service for all Level 2 debt securities for consistency since the results did not require the use of alternative pricing.

In addition, we review for investment securities that may trade in illiquid or inactive markets by identifying instances of a significant decrease in the volume and frequency of trades, relative to historical levels, as well as instances of a significant widening of the bid-ask spread in the brokered markets.  As of September 30, 2011 and December 31, 2010, we did not have any investment securities in illiquid or inactive markets.

As of September 30, 2011, our primary pricing service inputs for Level 2 U.S. government sponsored agencies, municipal obligations, corporate debt securities (bonds) and asset-backed securities consisted of market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.  These multiple market prices were used by our primary pricing service as inputs into a distribution–curve based algorithm to determine the daily market value.

As of September 30, 2011, our primary pricing service inputs for Level 2 cash equivalents (commercial paper and foreign government obligations), corporate debt securities (commercial paper), foreign government obligations (commercial paper) and time deposits consisted of dynamic and static security characteristics information obtained from several independent security characteristic sources.  The dynamic inputs such as credit rating, factor and variable-rate are updated daily.  The static characteristics include inputs such as day count and first coupon upon initial security creation. These securities were typically priced via mathematical calculations reliant on these observable inputs. Other available-for-sale foreign government obligations are based on indicative bids from market participants.

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

The following is a summary of our forward foreign currency exchange contracts (in millions):

September 30,
2011

Contracts maturing in October through December 2011 to sell foreign currency:
Notional value	$44.7
Unrealized loss	$(0.2)
Contracts maturing in October through December 2011 to purchase foreign currency:
Notional value	$429.8
Unrealized gain	$3.0

Available-for-sale investments consist of the following (in millions):

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$194.3	$—	$(0.4)	$193.9
Brokered certificates of deposit	6.8	—	—	6.8
Municipal obligations	5.0	—	—	5.0
Asset-backed securities	2.3	—	—	2.3
U.S. government sponsored agencies	18.0	—	—	18.0
Foreign government obligations	5.4	—	—	5.4
Marketable equity securities	8.0	0.4	(0.6)	7.8
	239.8	0.4	(1.0)	239.2
Long-term investments:
Marketable equity securities	55.3	54.8	(1.5)	108.6
Asset-backed securities	0.5	—	(0.1)	0.4
Foreign government obligations	0.9	—	—	0.9
	56.7	54.8	(1.6)	109.9
Total	$296.5	$55.2	$(2.6)	$349.1

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$39.8	$—	$—	$39.8
Municipal obligations	7.7	—	—	7.7
Asset-backed securities	1.9	—	—	1.9
U.S. government sponsored agencies	54.7	—	—	54.7
Foreign government obligations	4.5	—	—	4.5
Marketable equity securities	8.8	1.3	(0.1)	10.0
	117.4	1.3	(0.1)	118.6
Long-term investments:
Marketable equity securities	45.5	47.9	(0.9)	92.5
Asset-backed securities	0.7	0.1	(0.1)	0.7
	46.2	48.0	(1.0)	93.2
Total	$163.6	$49.3	$(1.1)	$211.8

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	September 30, 2011	December 31, 2010
Fair value	$79.9	$4.5
Gross unrealized losses for investments in a loss position 12 months or more	$0.4	$0.6
Gross unrealized losses for investments in a loss position less than 12 months	$2.2	$0.5

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2011.

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2011 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$187.2	$187.1
Mature in one to five years	43.2	42.9
Mature in more than five years	2.8	2.7
Total	$233.2	$232.7

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

The estimated fair value of our financial instruments is as follows (in millions):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Other assets	$166.6	$229.2	$145.6	$205.6
Current maturities of long-term debt, excluding leases	$—	$—	$225.0	$228.1
Total long-term debt, excluding leases and current maturities	$718.9	$756.9	$718.2	$734.8

We own shares of ordinary voting stock of Sartorius AG, of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 30% of the outstanding voting shares (excluding treasury shares) of Sartorius as of September 30, 2011.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  In addition, the ordinary voting stock of Sartorius AG is thinly traded. Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Condensed Consolidated Balance Sheets.

3.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2011:
Goodwill	$70.7	$320.5	$391.2
Accumulated impairment losses	(27.2)	—	(27.2)
Goodwill, net	43.5	320.5	364.0

Currency fluctuations	—	7.2	7.2

Balances as of September 30, 2011:
Goodwill	70.7	327.7	398.4
Accumulated impairment losses	(27.2)	—	(27.2)
Goodwill, net	$43.5	$327.7	$371.2

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	September 30, 2011
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$102.9	$(31.2)	$71.7
Know how	5	95.3	(41.9)	53.4
Developed product technology	1-11	48.5	(23.7)	24.8
Licenses	1-9	35.6	(14.8)	20.8
Tradenames	1-11	30.2	(21.1)	9.1
Covenants not to compete	1-8	5.9	(5.5)	0.4
Patents	—	1.0	(1.0)	—
Other	—	0.1	(0.1)	—
		$319.5	$(139.3)	$180.2

	December 31, 2010
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-13	$102.3	$(24.8)	$77.5
Know how	1-6	92.6	(33.0)	59.6
Developed product technology	1-11	47.9	(19.2)	28.7
Licenses	1-10	35.4	(12.2)	23.2
Tradenames	2-12	29.5	(15.9)	13.6
Covenants not to compete	1-8	5.9	(4.6)	1.3
Patents	—	1.0	(1.0)	—
Other	1	0.1	(0.1)	—
		$314.7	$(110.8)	$203.9

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Amortization expense	$9.6	$8.3	$27.7	$25.1

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

December 31, 2010	$18.3
Provision for warranty	16.3
Actual warranty costs	(18.2)
September 30, 2011	$16.4

5.LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2011	December 31, 2010

7.5% Senior Subordinated Notes due 2013	$—	$225.0
8.0% Senior Subordinated Notes due 2016	296.1	295.6
4.875% Senior Notes due 2020	422.8	422.6
Capital leases and other debt	13.4	21.0
	732.3	964.2
Less current maturities	(0.7)	(233.1)
Long-term debt	$731.6	$731.1

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

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2011.  The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement and the Senior Subordinated Notes due 2016 require Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of September 30, 2011.

6.NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

January 1, 2011	$3.8
Net loss attributable to noncontrolling interests	(0.2)
Purchase of noncontrolling interests	(3.4)
Currency fluctuations	0.3
September 30, 2011	$0.5

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic weighted average shares outstanding	28,072	27,697	27,997	27,616
Effect of potentially dilutive stock options and restricted stock awards	384	406	457	494
Diluted weighted average common shares	28,456	28,103	28,454	28,110
Anti-dilutive shares	59	132	37	117

8.OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and investment (income) expense	$0.1	$(0.7)	$(5.5)	$(4.3)
Net realized gains on investments	(0.1)	(0.1)	(0.3)	(0.4)
Miscellaneous other (income) expense items	(0.5)	0.5	(0.1)	1.1
Other (income) expense, net	$(0.5)	$(0.3)	$(5.9)	$(3.6)

9.INCOME TAXES

Our effective tax rate was 18% and 22% for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate was 27% for both the nine months ended September 30, 2011 and 2010. The effective tax rates for all periods presented were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, research and development tax credits, and nontaxable dividend income.

The effective tax rate for the three months ended September 30, 2011 was lower than the rate for the same period in 2010 primarily due to a change in estimate resulting in lower tax rates on French patent income and discrete benefits related to the release of tax reserves, partially offset by decreased benefit pertaining to differences between U.S. and foreign statutory tax rates. There was no change to the effective tax rate for the nine months ended September 30, 2011 compared to the same period in 2010.

As of September 30, 2011, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3 million to $7 million. Substantially all such amounts will impact our effective income tax rate.

We record liabilities related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

10.COMPREHENSIVE INCOME (LOSS)

The components of our total comprehensive income (loss) are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income including noncontrolling interests	$45.9	$45.1	$118.8	$119.0
Foreign currency translation adjustments	(71.4)	85.1	12.8	28.8
Net unrealized holding gains (losses) on available-for-sale investments, net of tax benefit of $7.1 million and tax expense of $1.0 million for the three months ended September 30, 2011 and 2010, respectively, and tax expense of $1.1 million and tax benefit of $1.0 million for the nine months ended September 30, 2011 and 2010, respectively.	(12.1)	1.7	2.0	(1.7)
Reclassification adjustments for gains included in Net income including noncontrolling interests, net of tax benefit of $0.1 and tax expense of $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and tax expense of $0.2 million for the nine months ended September 30, 2010. There was no tax impact for the nine months ended September 30, 2011.	—	—	0.1	0.2
Total comprehensive (loss) income	(37.6)	131.9	133.7	146.3
Comprehensive income attributable to noncontrolling interests	(0.4)	(2.6)	—	(1.9)
Comprehensive (loss) income attributable to Bio-Rad	$(38.0)	$129.3	$133.7	$144.4

Reclassification adjustments are calculated using the specific identification method.

11.SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2011 and 2010 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2011	$171.5	$341.3	$3.7
	2010	$153.2	$314.9	$3.4

Segment profit	2011	$12.5	$49.5	$0.5
	2010	$11.4	$49.6	$0.3

Information regarding industry segments for the nine months ended September 30, 2011 and 2010 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2011	$495.9	$1,016.5	$10.9
	2010	$455.3	$928.8	$9.3

Segment profit	2011	$25.6	$144.1	$1.1
	2010	$30.5	$134.6	$0.5

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total segment profit	$62.5	$61.3	$170.9	$165.6
Foreign exchange losses, net	(6.3)	(2.7)	(12.1)	(3.5)
Net corporate operating, interest and other expense not allocated to segments	(0.9)	(1.0)	(2.8)	(2.6)
Other income (expense), net	0.5	0.3	5.9	3.6
Consolidated income before taxes	$55.8	$57.9	$161.9	$163.1

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

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al., Case No. MSC11-00854. In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to dismiss the complaint and a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on September 30, 2011, the court granted our motion to dismiss the complaint, without prejudice, and the plaintiff has until February 29, 2012 to file an amended complaint.  The court denied our motion to stay this matter because it dismissed the complaint.

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

13.    SUBSEQUENT EVENT
On October 4, 2011, we acquired all the issued and outstanding stock of QuantaLife, Inc. (QuantaLife) for cash consideration of $164.8 million, less a $5.0 million holdback of cash until the completion of certain post-closing matters, netting to $159.8 million in cash, plus potential future net contingent consideration payments that could be up to approximately $48 million. QuantaLife will be included in our Life Science segment. The acquired assets will be measured at their estimated fair values at the acquisition date based upon management's best estimates. Goodwill will be measured as the excess of the consideration transferred over the fair values of the identifiable net assets acquired. We do not expect the goodwill that will be recorded with this acquisition to be deductible for tax purposes. Integrating the acquired QuantaLife business into Bio-Rad's life science research is expected to expand our current state of the art methods of quantitative PCR and we believe it will complement Bio-Rad's existing amplification business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2010 and this report for the three and nine months ended September 30, 2011.

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

Overview.  We are a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.  We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require standardization for their experiments and test results, much of our revenues are recurring.  We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is becoming increasingly uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 31% of our year-to-date 2011 consolidated net sales are derived from the United States and approximately 69% are derived from international locations.  The international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

The following shows gross profit and expense items as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.7	43.5	43.1	43.2
Gross profit	57.3	56.5	56.9	56.8
Selling, general and administrative expense	34.2	31.5	34.2	32.9
Research and development expense	8.8	9.1	8.9	9.1
Net income attributable to Bio-Rad	8.9	9.5	7.8	8.4

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2010.

Three Months Ended September 30, 2011 Compared to
Three Months Ended September 30, 2010

Corporate Results -- Sales, Margins and Expenses

Net sales (sales) for the third quarter of 2011 increased to $516.5 million from $471.5 million in the third quarter of 2010, a sales increase of 9.5%.  Excluding the impact of foreign currency, third quarter 2011 sales increased by approximately 1.1% compared to the same period in 2010.  Currency neutral sales growth was reflected in all regions except for Europe.

The Life Science segment sales for the third quarter of 2011 were $171.5 million, an increase of 11.9% compared to the same period last year.  On a currency neutral basis, sales increased 5.1% compared to the third quarter in 2010. The electrophoresis and imaging product lines contributed to the sales growth supported by several recent product launches. Currency neutral sales growth in the Life Science segment was driven primarily in Europe and the Pacific Rim, while U.S. sales have declined. During the third quarter of 2010, sales included the effect of U.S. government stimulus spending.

The Clinical Diagnostics segment reported sales for the third quarter of 2011 were $341.3 million, an increase of 8.4% compared to the same period last year.  On a currency neutral basis, sales decreased 0.9% compared to the third quarter in 2010.  Clinical Diagnostics product lines generating growth were quality controls and BioPlex 2200. Currency neutral sales growth was primarily in the U.S., while most other regions declined on both competitive pricing pressures and spending constraints by public agencies.

Consolidated gross margins were 57.3% for the third quarter of 2011 compared to 56.5% for the third quarter of 2010.  Life Science segment gross margins for the third quarter of 2011 increased from the same period last year by approximately 1.3%.  The increase was primarily due to a better mix of higher margin products. Clinical Diagnostics segment gross margins for the third quarter of 2011 increased by approximately 0.7% from the same period last year.  The increase was primarily due to favorable manufacturing variances.

Selling, general and administrative expenses (SG&A) represented 34.2% of sales for the third quarter of 2011 compared to 31.5% of sales for the third quarter of 2010.  Increases in the spending rate were affected by currency translation and primarily driven by employee-related costs, our largest cost, bad debt provisions primarily associated with public agencies in southern Europe, professional services primarily due to beginning our new ERP platform design and implementation phase, travel, marketing and facilities costs.

Research and development expense increased to $45.4 million or 8.8% of sales in the third quarter of 2011 compared to $42.9 million or 9.1% of sales in the third quarter of 2010.  Life Science segment research and development expense was relatively flat in the third quarter of 2011 from the prior year quarter.  Clinical Diagnostics segment research and development expense increased in the third quarter of 2011 from the prior year period with efforts concentrated on quality controls, immunohematology and the development and cost reduction of instruments.

Corporate Results – Other Items

Interest expense for the third quarter of 2011 decreased by $2.1 million compared to the third quarter of 2010 primarily due to the refinancing of $425 million of debt in December 2010 through January 2011, lowering our borrowing rate. The interest rates on our current borrowings are fixed through 2016 at 8% and through 2020 at 4.875%.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Approximately $3.0 million of the current period loss was attributable to entering into larger forward foreign exchange contracts than required. Foreign currency exchange losses, net for the quarter ended September 30, 2011 was also attributable to market volatility, increasing costs to hedge, and the result of the estimating process inherent in the timing of shipments and payments of intercompany payables.

Other (income) expense, net for the third quarter of 2011 increased to $0.5 million income compared to $0.3 million income for the third quarter of 2010.  The increase was primarily due to a legal fee settlement in the third quarter of 2010, partially offset by an other-than-temporary impairment of investments during the third quarter of 2011.

Our effective tax rate was 18% and 22% for the third quarter of 2011 and 2010, respectively. The effective tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, research and development tax credits and nontaxable dividend income.

The effective tax rate for the third quarter of 2011 was lower than the rate for the same period in 2010 primarily due to a change in estimate resulting in lower tax rates on French patent income and discrete benefits related to the release of tax reserves, partially offset by decreased benefit pertaining to differences between U.S. and foreign statutory tax rates.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Nine Months Ended September 30, 2011 Compared to
Nine Months Ended September 30, 2010

Corporate Results -- Sales, Margins and Expenses

Sales for the first nine months of 2011 increased to $1.52 billion from $1.39 billion in the first nine months of 2010, a sales increase of 9.3%.  Excluding the impact of foreign currency, the first nine months of 2011 sales increased by approximately 3.4% compared to the same period in 2010.  Currency neutral sales growth was reflected in all regions, except for Europe.

The Life Science segment sales for the first nine months of 2011 were $495.9 million, an increase of 8.9% compared to the same period last year.  On a currency neutral basis, sales increased 3.9% compared to the first nine months of 2010. Product groups showing growth included process chromatography media, imaging systems and electrophoresis. Currency neutral sales growth in the Life Science segment was primarily in the U.S., Europe and Latin America. In many developed countries, constraints in government budgets have limited sales growth opportunities. During the third quarter of 2010, sales included the effect of U.S. government stimulus spending.

The Clinical Diagnostics segment reported sales for the first nine months of 2011 were $1.02 billion, an increase of 9.4% compared to the same period last year.  On a currency neutral basis, sales increased 3.0% compared to the first nine months of 2010.  Clinical Diagnostics product lines generating growth were immunohematology, quality controls, BioPlex 2200 and clinical microbiology.  Currency neutral sales growth was primarily in the Pacific Rim and the U.S., partially offset with weaker sales in Europe due to spending constraints in several countries' national healthcare systems.

Consolidated gross margins were 56.9% for the first nine months of 2011 compared to 56.8% for the first nine months of 2010 and were relatively unchanged for both the Life Science segment and the Clinical Diagnostics segment.

Selling, general and administrative expenses (SG&A) represented 34.2% of sales for the first nine months of 2011 compared to 32.9% of sales for the first nine months of 2010.  Growth in the rate of SG&A spending was greater than the rate of sales growth.  Increases in the spending rate were primarily driven by employee-related costs, our largest cost, professional services, facilities, bad debt provisions primarily associated with public agencies in southern Europe, travel, marketing and information technology.

Research and development expense increased to $136.3 million or 8.9% of sales in the first nine months of 2011 compared to $127.0 million or 9.1% of sales in the first nine months of 2010.  Life Science segment research and development expense increased in the first nine months of 2011 from the prior year period with efforts concentrated on genomics, proteomics and process chromatography applications. Clinical Diagnostics segment research and development expense increased in the first nine months of 2011 from the prior year period with efforts concentrated on diabetes and immunohematology, and is focused mainly on the development and cost reduction of instruments.

Corporate Results – Other Items

Interest expense for the first nine months of 2011 decreased by $2.0 million compared to the first nine months of 2010 primarily due to the refinancing of our debt in December 2010 through January 2011, lowering our borrowing rate. The interest rates on our current borrowings are fixed through 2016 at 8% and through 2020 at 4.875%.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Approximately $3.0 million of the current period loss was attributable to entering into larger forward foreign exchange contracts than required. Foreign currency exchange losses, net for the first nine months of 2011 was also attributable to market volatility, increasing costs to hedge, and the result of the estimating process inherent in the timing of shipments and payments of intercompany payables.

Other (income) expense, net for the first nine months of 2011 increased to $5.9 million income compared to $3.6 million income for the first nine months of 2010.  The increase was primarily due to higher dividend income from holdings in Sartorius AG whose dividends almost doubled from the prior year period and a legal fee settlement in the third quarter of 2010, partially offset by an other-than-temporary impairment of investments during 2011.

Our effective tax rate was 27% for both the first nine months of 2011 and 2010. The effective tax rates for both periods were lower than the U.S. statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, differences between U.S. and foreign statutory tax rates, and discrete events recorded in the period.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and tax expense are provided by cash flow from operations.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of September 30, 2011.  The Credit Agreement expires on June 21, 2014.

At September 30, 2011, we had available $910.2 million in cash, cash equivalents and short-term investments. Under domestic and international lines of credit, we had $221.1 million available for borrowing as of September 30, 2011, of which $16.8 million is reserved for standby letters of credit issued by our banks to guarantee our obligations to various companies.  Management believes that this availability together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

Cash Flows from Operations

Net cash provided by operations was $181.2 million and $125.5 million for the nine months ended September 30, 2011 and 2010, respectively.  The increase primarily represented higher cash received from customers due to higher sales and a decline in income taxes paid that was caused by timing differences, partially offset by inventory build for anticipated fourth quarter sales and new product introductions.  During the second quarter of 2010, Bio-Rad made a large payment of 22.6 million Euros covering royalties for multiple years. We continue to focus on cash flow improvements as a global company-wide goal.

Cash Flows from Investing Activities

Capital expenditures totaled $67.2 million and $56.3 million for the nine months ended September 30, 2011 and 2010, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory and environmental, and compliance.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. We anticipate increasing expenditures in future periods for the implementation of a global single instance ERP platform and to expand our e-commerce platform internationally. The ERP software was purchased in December 2010. The estimated global implementation cost for the single instance ERP platform could reach approximately $150 million and is estimated to take approximately five years to implement.

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

On October 4, 2011, we acquired all the issued and outstanding stock of QuantaLife, Inc. (QuantaLife) for cash consideration of $164.8 million, less a $5.0 million holdback of cash to be paid at the completion of certain post-closing matters, plus potential future net contingent consideration payments that are capped at approximately $48 million. QuantaLife will be included in our Life Science segment. Integrating the acquired QuantaLife business into Bio-Rad's life science research is expected to expand our current state of the art methods of quantitative PCR and we believe it will complement Bio-Rad's existing amplification business.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  It is not certain that any of these discussions will advance beyond the preliminary stages to completion at this time.

Cash Flows from Financing Activities

Net cash used in financing activities was $211.8 million for the nine months ended September 30, 2011 and net cash provided by financing activities was $7.2 million for the nine months ended September 30, 2010.  Cash used in 2011 was attributable to the redemption in January 2011 of our $225.0 million Senior Subordinated Notes due 2013, including a call premium of $2.8 million that was recorded in Interest expense in the Condensed Consolidated Statements of Income.  During the fourth quarter of 2010 we placed $425.0 million Senior Notes that were used to retire our 2014 bonds and our 2013 bonds in December 2010 and January 2011, respectively.  Cash provided in 2010 was primarily proceeds from issuance of common stock related to our share-based compensation, partially offset by repayments of long-term debt.  We have outstanding Senior Notes of $425 million and Senior Subordinated Notes of $300 million, which are not due until 2020 and 2016, respectively.

The Credit Agreement that was entered into in June 2010, is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2014.

The Board of Directors has authorized the repurchase of up to $18 million of Bio-Rad's common stock over an indefinite period of time of which $3.3 million has yet to be repurchased. The Credit Agreement and the indenture governing our 8.0% Senior Subordinated Notes due 2016 restrict our ability to repurchase our stock. We did not repurchase any shares of our common stock during the first nine months of 2011 or 2010.

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

In June 2011, the FASB issued guidance in regard to the presentation of comprehensive income. In the new guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Bio-Rad is currently evaluating the alternative presentations, however, the adoption of this guidance will not have a material impact on our condensed consolidated financial statements as it relates to disclosure purposes only.

In September 2011, the FASB issued guidance in regard to goodwill impairment. The new guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a "qualitative" assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Bio-Rad is currently evaluating the new process, however, the adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2011, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have continued implementing our remediation plan with respect to our disclosure controls and procedures to provide greater assurance of future compliance with the requirements of the FCPA and to ensure that potential FCPA issues are appropriately identified, reported and evaluated in the future.  These remediation efforts have included:

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

During the quarter ended September 30, 2011, we continued to remediate the significant deficiencies identified above and the resulting material weakness.  In addition to our FCPA-related remediation efforts described above under “Disclosure Controls and Procedures,” these efforts included activities by our recently formed disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002 and our continued implementation of procedures for performing background checks on certain parties prior to entering into material contracts with such parties.  We are also in the process of evaluating the initiation of additional actions to remediate these significant deficiencies and the resulting material weakness, including developing and implementing additional policies, further strengthening our disclosure processes and increasing the resources that we devote to our internal compliance and audit functions.

While our remediation efforts are in process, they have not been completed.  Accordingly, our management has concluded that our internal control over financial reporting is not effective as of September 30, 2011 and that we continue to have a material weakness in our internal control over financial reporting.  Our conclusion is not based on quantified misstatements in our historical financial statements or our financial statements as of and for our quarter ended September 30, 2011, but instead on the risk that we may be unable to prevent or detect on a timely basis potential material errors in our future financial statements. We do not presently anticipate that the material weakness in our internal control over financial reporting as of September 30, 2011 will have any material effect on our previously reported financial results or our financial results for the quarter and nine months ended September 30, 2011.

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

Other than the changes discussed above, we identified no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2011 that have materially affected, or that are reasonably likely materially to affect, our internal control over financial reporting.

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

We have not completed our actions to remediate previously identified significant deficiencies in our internal control over financial reporting that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of September 30, 2011.  Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our Audit Committee’s investigation of our compliance with the FCPA discussed above, our management identified three significant deficiencies in our internal control over financial reporting that, when considered and taken together, constitute a material weakness in our internal control over financial reporting as of September 30, 2011.  A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names us as a nominal defendant, is captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al., Case No. MSC11-00854.  In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants have filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to dismiss the complaint and a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on September 30, 2011, the court granted our motion to dismiss the complaint, without prejudice, and the plaintiff has until February 29, 2012 to file an amended complaint.  The court denied our motion to stay this matter because it dismissed the complaint.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 69% of our net sales for the nine months ended September 30, 2011.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

As of September 30, 2011 we and our subsidiaries have approximately $732.4 million of outstanding indebtedness. In addition, we are permitted to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture governing our Senior Subordinated Notes due 2016 (8.0% Notes).

The following chart shows certain important credit statistics.

At September 30, 2011
($'s in millions)
Total debt	$732.4
Bio-Rad’s stockholders’ equity	$1,693.1
Debt to equity ratio	0.4

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 3, 2011	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	November 3, 2011	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer