Form 10-K
period 2011-12-31
BIO RAD LABORATORIES INC
filed 2012-02-29
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission file number 1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive, Hercules, California		94547
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code	(510) 724-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Name of Each Exchange on Which Registered
Class A Common Stock Par Value $0.0001 per share		New York Stock Exchange
Class B Common Stock Par Value $0.0001 per share		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		☒ Yes	☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		☐ Yes	☒ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.		☒ Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period
that the registrant was required to submit and post such files).		☒ Yes	☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer	☐
Non-accelerated file ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		☐ Yes	☒ No

As of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $2,733,758,179 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $608,003,753.

As of February 14, 2012, there were 23,043,332 shares of Class A Common Stock and 5,156,587 of Class B Common Stock outstanding.
Documents Incorporated by Reference

Document		Form 10-K Parts
(1) Definitive Proxy Statement to be mailed to stockholders in connection with the
registrant's 2012 Annual Meeting of Stockholders (specified portions)		III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2011

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

As we broadened our product lines, we also expanded our geographical market.  We have direct distribution channels in over 35 countries outside the United States through subsidiaries whose focus is sales, customer service and product distribution. In some regions, sales efforts are supplemented by distributors and agents.

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  Our Life Science segment and our Clinical Diagnostics segment generated 33% and 66%, respectively, of our net sales for the year ended December 31, 2011. We generated approximately 30% of our consolidated net sales for the year ended December 31, 2011 from U.S. sales and approximately 70% from sales in our remaining worldwide markets.

For a description of business and financial information on industry and geographic segments, see Note 13 on pages 63 through 65 of Item 8 of Part II of this report.

Life Science Segment

Our Life Science segment is at the forefront of discovery, creating advanced tools to answer complex biological questions.  We are a market leader in the life sciences market, developing, manufacturing and marketing a range of more than 5,000 reagents, apparatus and laboratory instruments that serve a global customer base. Many of our products are used in established research techniques, biopharmaceutical production processes and food testing regimes.  These techniques are typically used to separate, purify and identify biological materials such as proteins, nucleic acids and bacteria within a laboratory or production setting.  We focus on selected segments of the life sciences market in proteomics (the study of proteins), genomics (the study of genes), biopharmaceutical production, cell biology and food safety.  Based on the most recent studies, we estimate that the worldwide market for products in these selected segments was approximately $6 billion. Our principal life science customers include universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories.

Clinical Diagnostics Segment

Our Clinical Diagnostics segment designs, manufactures, sells and supports test systems, informatics systems, test kits and specialized quality controls that serve clinical laboratories in the global diagnostics market.  Our products currently address specific niches within the in vitro diagnostics (IVD) test market, and we focus on the higher margin, higher growth segments of this market.

We supply more than 3,000 different products that cover more than 300 clinical diagnostic tests to the IVD test market. Based on the most recent studies, we estimate that the worldwide sales for products in the markets we serve were approximately $10.0 billion. IVD tests are conducted outside the human body and are used to identify and measure substances in a patient’s tissue, blood or urine. Our products consist of reagents, instruments and software, typically provided to our customers as an integrated package to allow them to generate reproducible test results. Revenue in this business is highly recurring, as laboratories typically standardize test methodologies, which are dependent on a particular supplier’s equipment, reagents and consumable products. An installed base of diagnostic test systems creates an ongoing source of revenue through the sale of test kits for each sample analyzed on an installed system.  Our principal clinical diagnostic customers include hospital laboratories, reference laboratories, transfusion laboratories and physician office laboratories.

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

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force and service network, employing approximately 1,000 sales and service people around the world. Our sales force typically consists of experienced industry practitioners with scientific training, and we maintain a separate specialist sales force for each of our segments. Our direct sales approach contrasts with the distributor approach used by some of our competitors, allowing us to sell a broader range of our products and have more direct contact with our customers.

Our customer base is broad and diversified. Our worldwide customer base includes (1) prominent university and research institutions, providing us access to more than 150,000 scientists in the U.S. alone; (2) hospital, public health and commercial laboratories; (3) other leading diagnostic manufacturers; and (4) leading companies in the biotechnology, pharmaceutical, chemical and food industries.  In 2011, no single customer accounted for more than two percent of our total net sales.  Our sales are affected by certain external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding would have a detrimental effect on the results of this segment.

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

Because of the breadth of its product lines, the Life Science segment does not face the same competitors for all of its products.  Competitors in this market include GE Biosciences, Life Technologies, Merck Millipore and Thermo Fisher Scientific.  We compete primarily based on meeting performance specifications.

Major competitors in the Clinical Diagnostics segment include Roche, Abbott Laboratories (Diagnostic Division), Siemens Medical Diagnostics Solutions, Danaher, Thermo Fisher, Becton Dickinson, bioMérieux, Ortho Clinical Diagnostics, Tosoh, Immucor and DiaSorin.

Research and Development

We conduct extensive research and development activities in all areas of our business, employing approximately 850 people worldwide in these activities.  Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development of new products and applications, we interact with scientific and medical professionals at universities, hospitals and medical schools, and within our industry. We spent approximately $186.4 million, $172.3 million and $163.6 million on research and development activities during the years ended December 31, 2011, 2010 and 2009, respectively.

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

As a multinational manufacturer and distributor of sophisticated instrumentation, we must meet a wide array of electromagnetic compatibility and safety compliance requirements to satisfy regulations in the United States, the European Community and other jurisdictions.

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

Employees

At December 31, 2011, Bio-Rad had approximately 7,030 full-time employees.  Fewer than seven percent of Bio-Rad's approximately 2,950 U.S. employees are covered by a collective bargaining agreement which will expire on November 7, 2012.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  We consider our employee relations in general to be good.

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

The Audit Committee’s investigation and the DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of the Audit Committee’s investigation, of the investigations by the DOJ or the SEC or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are unable to estimate the outcome of this matter.  However, the imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, including our results of operations, cash balance and credit rates. We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

We previously identified significant deficiencies in our internal control over financial reporting that, when considered and taken together, had constituted a material weakness in our internal control over financial reporting. Although we have remediated those significant deficiencies to the extent that they no longer, when considered and taken together, constitute a material weakness in internal control over financial reporting, some remain significant deficiencies and we have identified other significant deficiencies in internal control over financial reporting. Any failure to maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our Audit Committee’s investigation of our compliance with the FCPA discussed above, our management had identified three significant deficiencies in our internal control over financial reporting that, when considered and taken together, had constituted a material weakness in our internal control over financial reporting as of December 31, 2010 and through the first three quarters of 2011. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The three significant deficiencies that we identified were the result of: (i) a number of entity-level control deficiencies, including our lack of a comprehensive FCPA policy and training program; our lack of a formal, effective disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002; inadequate policies regarding enterprise-wide risk assessment and management related to doing business in high-risk, emerging markets; our failure to perform background checks on certain parties prior to entering into material contracts with such parties; our lack of compliance with our existing Code of Business Ethics and Conduct in certain countries; and ineffective disclosure of significant exceptions to compliance with company policies through our quarterly management sub-certification process; (ii) a number of control deficiencies related to our expenditure processes at certain of our international subsidiaries; and (iii) a number of control deficiencies related to our revenue and accounts receivable process at certain of our international subsidiaries.

In response to, and following identification of the material weakness, management has enhanced the operation of a number of existing controls related to Bio-Rad's internal control over financial reporting, including our previously existing controls and processes for FCPA compliance, and implemented additional controls. We have determined that these actions have remediated significant deficiencies that, when considered and taken together, constituted the material weakness described above to the extent that a material weakness no longer exists. However, we continue to have a significant deficiency related to our revenue process, and we have identified two additional significant deficiencies with respect to (i) reagent rentals at certain of our international subsidiaries and (ii) multiple controls for various business processes at a more limited number of minor international subsidiaries.

We cannot assure you that we will be able to remediate these significant deficiencies or that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Such significant deficiencies or material weaknesses could result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline.  Any such failure could also adversely affect the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al., Case No. MSC11-00854.

In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on September 30, 2011, the court sustained our demurrer and dismissed the complaint, without prejudice, and granted the plaintiff until February 29, 2012 to file an amended complaint.  (The parties subsequently agreed to extend that date to March 29, 2012, subject to court approval.) The court denied our motion to stay this matter because it dismissed the complaint.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.

The continuing slow economic growth in developed nations may adversely affect our future results of operations. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Although signs of limited recovery may exist in some markets, there are continued concerns about systemic economic imbalance, the availability and cost of credit, declining asset values and geopolitical issues that contribute to increased market volatility and uncertain expectations for the global economy. These conditions, combined with greater volatility in business activity levels and consumer confidence, high unemployment and volatile oil prices, contributed to unprecedented levels of volatility in the capital markets in recent years.  Continuing or recurring disruptions in the capital and credit markets may adversely affect our business, results of operations, cash flows and financial condition.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously developing and we have no greater knowledge of the situation other than what is being reported in the media. As of December 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $81.3 million.

Suppliers may restrict credit or impose less favorable payment terms.  Any inability of current and/or potential customers to pay us for our products or any demands by suppliers for accelerated payment terms may adversely affect our earnings and cash flow.  Additionally, strengthening of the U.S. dollar associated with the global financial crisis may adversely affect the results of our international operations when those results are translated into U.S. dollars.

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

As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies.  In order to be successful in these activities, we must, among other things:

•	assimilate the operations and personnel of acquired companies;

•	retain acquired business customers;

•	minimize potential disruption to our ongoing business;

•	retain key technical and management personnel;

•	integrate acquired companies into our strategic and financial plans;

•	accurately assess the value of target companies, products and technologies;

•	comply with new regulatory requirements;

•	harmonize standards, controls, procedures and policies;

•	minimize the impact to our relationships with our employees and customers; and

•	assess, document and remediate any deficiencies in disclosure controls and procedures and internal control over financial reporting.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 70% of our net sales for the year ended December 31, 2011.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

We are dependent on government funding and the capital spending programs of our customers, and the effect of healthcare reform on government funding and our customers’ ability to purchase our products is uncertain.

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies.  The capital spending programs of these institutions and companies have a significant effect on the demand for our products.  Such programs are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities among various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods.  If government funding to our customers were to decrease, or if our customers were to decrease or reallocate their budgets in a manner adverse to us, our business, financial condition or results of operations could be materially adversely affected.

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

As of February 14, 2012, the Schwartz family collectively held approximately 16% of our Class A Common Stock and 91% of our Class B Common Stock.  As a result, the Schwartz family is able to elect a majority of the directors, effect fundamental changes in our direction and control matters affecting us, including the allocation of business opportunities that may be suitable for our company.  In addition, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

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

As of December 31, 2011 we and our subsidiaries had approximately $732.5 million of outstanding indebtedness. In addition, we are permitted to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture governing our 8.0% Senior Subordinated Notes due 2016 (8.0% Notes).

The following chart shows certain important credit statistics.

At December 31, 2011
(dollars in millions)
Total debt	$732.5
Bio-Rad’s stockholders’ equity	$1,743.9
Debt to equity ratio	0.4

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We own our corporate headquarters located in Hercules, California.  The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Richmond, California	Owned/Leased
	Hercules, California	Owned/Leased
	Pleasanton, California	Leased
	Singapore	Leased
	Shanghai, China	Leased

Clinical
Diagnostics	Hercules, California	Owned/Leased
	Benicia, California	Leased
	Irvine, California	Leased
	Greater Seattle area, Washington	Leased
	Plano, Texas	Leased
	Lille, France	Owned
	Greater Paris area, France	Leased
	Nazareth-Eke, Belgium	Leased
	Cressier, Switzerland	Owned/Leased
	Dreieich, Germany	Owned/Leased

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

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al., Case No. MSC11-00854. In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on September 30, 2011, the court sustained our demurrer and dismissed the complaint, without prejudice, and granted the plaintiff until February 29, 2012 to file an amended complaint.  (The parties subsequently agreed to extend that date to March 29, 2012, subject to court approval.) The court denied our motion to stay this matter because it dismissed the complaint.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	Class A		Class B
	High	Low	High	Low
2011
Fourth Quarter	$103.22	$87.98	$102.90	$89.20
Third Quarter	122.39	84.02	122.21	87.33
Second Quarter	126.98	115.77	126.56	116.67
First Quarter	120.18	104.30	121.02	104.89
2010
Fourth Quarter	$105.60	$89.02	$104.57	$89.82
Third Quarter	93.36	80.00	92.72	83.82
Second Quarter	113.68	85.57	112.94	87.25
First Quarter	104.44	89.82	103.14	90.00

On February 14, 2012, we had 546 holders of record of Class A Common Stock and 154 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 400 MidCap Index and a selected peer group, assuming $100 invested on December 31, 2006, and reinvestment of dividends if paid:

(1)  The Peer Group consists of the following public companies: Danaher, Becton Dickinson, Thermo Fisher Scientific, Meridian Bioscience, PerkinElmer and Life Technologies.  Companies in our peer group reflect our participation in two different markets: life science research products and clinical diagnostics. No single public or private company has a comparable mix of products which serve the same markets. In many cases, only one division of a peer group company competes in the same market as we do. Collectively, however, our peer group reflects products and markets similar to those of Bio-Rad.

This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under these Acts.

ITEM 6.  SELECTED FINANCIAL DATA

BIO-RAD LABORATORIES, INC.
Selected Financial Data
(in thousands, except per share data)
	Year Ended December 31,
	2011	2010	2009	2008	2007 (1)
Net sales	$2,073,529	$1,927,118	$1,784,244	$1,764,365	$1,461,052
Cost of goods sold	895,640	835,630	784,401	801,843	669,690
Gross profit	1,177,889	1,091,488	999,843	962,522	791,362
Selling, general and administrative expense	696,294	635,213	601,468	591,304	507,978
Research and development expense	186,439	172,266	163,585	159,518	140,535
Purchased in-process research and development expense	—	—	—	—	7,656
Impairment losses on goodwill and long-lived assets	—	—	3,802	28,757	—
Interest expense	53,135	63,717	47,024	32,113	31,606
Foreign exchange losses, net	13,842	3,884	5,003	7,634	2,576
Other (income) expense, net	(7,583)	(3,875)	(6,871)	353	(19,832)
Income before income taxes and noncontrolling interests	235,762	220,283	185,832	142,843	120,843
Provision for income taxes	(57,739)	(33,348)	(36,667)	(44,579)	(26,548)
Net loss (income) attributable to noncontrolling interests	200	(1,445)	(4,545)	(8,754)	(1,301)
Net income attributable to Bio-Rad	$178,223	$185,490	$144,620	$89,510	$92,994

Basic earnings per share	$6.36	$6.70	$5.28	$3.30	$3.48

Diluted earnings per share	$6.26	$6.59	$5.20	$3.24	$3.41

Cash dividends paid per common share	$—	$—	$—	$—	$—

Total assets	$3,096,803	$3,062,764	$2,535,853	$2,037,264	$1,971,594

Long-term debt, net of current maturities	$731,698	$731,100	$737,919	$445,979	$441,805

(1) Included in 2007 are the fourth quarter operating results of an acquisition. See Note 2 to the consolidated financial statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes which are an integral part of the statements.

Other than statements of historical fact, statements made in this Annual Report include forward looking statements, such as statements with respect to our future financial performance, operating results, plans and objectives that involve risk and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including among other things: changes in general domestic and worldwide economic conditions; our ability to successfully develop and market new products; our reliance on and access to necessary intellectual property; our ability to successfully integrate any acquired business; our substantial leverage and ability to service our debt; competition in and government regulation of the industries in which we operate; and the monetary policies of various countries. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise except as required by Federal Securities law.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is becoming increasingly uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 30% of our 2011 consolidated net sales are derived from the United States and approximately 70% are derived from international locations.  The international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, Singapore Dollar and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

In October 2011, we acquired all the issued and outstanding stock of QuantaLife, Inc. (QuantaLife). The fair value of the consideration as of the acquisition date was $179.4 million, which comprised of $150.3 million paid in cash at the closing date, a $5.0 million holdback of cash until the completion of certain post-closing matters, and $24.1 million in contingent consideration potentially payable to QuantaLife shareholders. The contingent consideration could reach $48 million upon the achievement of certain sales and development milestones. The pretax loss from operations of QuantaLife was $7.0 million for the period from acquisition (October 4, 2011) through December 31, 2011. These results of operations of QuantaLife are included in the results of operations of our Life Science segment. This transaction was accounted for as the acquisition of a business. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current state-of-the-art methods of quantitative Polymerase Chain Reaction (PCR) and we believe it will complement Bio-Rad's existing amplification business.

The determination of the fair value of net assets acquired of QuantaLife was based upon valuation information, estimates and assumptions available at October 4, 2011. We are still finalizing our analysis of a limited number of acquired tax attributes which could affect the fair values of certain deferred tax assets and goodwill. As a result, as of December 31, 2011, our accounting for the acquisition was preliminary.

In January 2012, we purchased certain assets from a current raw materials supplier for approximately $15.5 million. The asset acquisition will be included in the Clinical Diagnostics segment's results of operations from the acquisition date and will be accounted for as a business combination. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	43.2	43.4	44.0
Gross profit	56.8	56.6	56.0
Selling, general and administrative expense	33.6	33.0	33.7
Research and development expense	9.0	8.9	9.2
Net income attributable to Bio-Rad	8.6	9.6	8.1

We intend that the discussions of critical accounting policies and estimates and recent accounting pronouncements that follow will assist you in understanding how such principles, estimates and accounting pronouncements affect our financial condition and results of operations as well as significant factors that caused changes in our financial condition and results of operations for the years ended December 31, 2011 and 2010.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.  We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in income tax expense.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded in connection with the deferred tax assets.  We have recorded a valuation allowance of $48.9 million and $37.0 million as of December 31, 2011 and 2010, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain foreign net operating losses carried forward.  The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established, which would increase the tax provision, lowering income and impacting our financial position.  Should realization of these deferred tax assets for which a valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting Bio-Rad’s financial position.

Valuation of Goodwill and Long-lived Assets.  Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill amounts are assigned to reporting units at the time of acquisition and are adjusted for any subsequent significant transfers of business between reporting units. We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We perform the impairment tests of goodwill at our reporting unit level, which is one level below our reporting segments. The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

We use a projected discounted cash flow model to determine the fair value of a reporting unit. This discounted cash value method for determining goodwill may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Projections such as discounted cash flow models are inherently uncertain and accordingly, actual future cash flows may differ materially from projected cash flows. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, expected foreign currency rates, discount rates and terminal values. We estimate future cash flows using current and longer-term high level financial forecasts. These forecasts take into account the current economic environment. The discount rates used are compiled using independent sources, current trends in similar businesses and other observable market data. Changes to these rates might result in material changes in the valuation and determination of the recoverability of goodwill. For example, an increase in the discount rate used to discount cash flows will decrease the computed fair value. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we apply a 10% decrease to the fair value of each reporting unit.

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of the reporting units to the enterprise market capitalization including an implied control premium. In performing the reconciliation we may, depending on the volatility of the market value of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around the valuation date. We compare the implied control premium to premiums paid in observable recent transactions of comparable companies to determine if the accumulated fair values of all the reporting units are reasonable.

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

In 2009, our reviews indicated an impairment charge of $3.8 million related to the developed technology intangible assets of certain product lines that were acquired in 2006.  There were no impairment losses recorded in 2011 and 2010.

Valuation of Inventories.   We value inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated net realizable value of the inventory.  We review inventory quantities on hand and reduce the cost basis of excess and obsolete inventory based primarily on an estimated forecast of product demand, production requirements and the quality, efficacy and potency of raw materials.  This review is done on a quarterly basis or, if warranted by the circumstances, more frequently.  In addition, our industry is characterized by technological change, frequent new product development and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand.  Our estimates of future product demand may prove to be inaccurate, and if too high, we may have overstated the carrying value of our inventory. In the future, if inventory is determined to be overvalued, we would be required to write down the value of inventory to market and recognize such costs in our cost of goods sold at the time of such determination.  Therefore, although we make efforts to ensure the accuracy of our forecasts of future product demand and perform procedures to safeguard overall inventory quality, any significant unanticipated changes in demand, technological developments, regulations, storage conditions, or other economic or environmental factors affecting biological materials, could have a significant impact on the value of our inventory and reported results of operations.

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

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts for estimated losses resulting from the collectability of our customer accounts.  The amount of the allowance is determined by analyzing known uncollectible accounts, the age of our receivables, economic conditions in the customers’ country or industry, historical losses and our customers’ general credit-worthiness.  Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance.  Uncertainty in the current economic environment, if prolonged, could result in greater amounts becoming uncollectible in the future.  Should the estimates of losses be higher than the actual uncollectible accounts, we would report lower profitability when the estimates are made and higher profitability when the receivable is collected.

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

Results of Operations -- Sales, Gross Margins and Expenses

Net sales

Net sales (sales) in 2011 increased to $2.07 billion from $1.93 billion in 2010, a sales increase of 7.6%. Excluding the impact of foreign currency, 2011 sales increased by approximately 3.1% compared to 2010. Currency neutral sales growth was achieved in many regions, except for Europe.

The Life Science segment sales in 2011 were $694.7 million, an increase of 7.2% compared to 2010.  On a currency neutral basis, sales increased 3.4% compared to 2010. Product groups showing growth included process chromatography media, imaging systems, amplification and electrophoresis. Currency neutral sales growth in the Life Science segment was primarily in the U.S., Latin America and the Pacific Rim. In many developed countries, constraints in government budgets have limited sales growth opportunities.

The Clinical Diagnostics segment sales in 2011 were $1.36 billion, an increase of 7.8% compared to 2010. On a currency neutral basis, sales increased 2.9% compared to 2010.  Clinical Diagnostics product lines generating growth were immunohematology, quality controls, BioPlex 2200, diabetes monitoring and clinical microbiology. Currency neutral sales growth was primarily in the Pacific Rim, partially offset by weaker sales in Europe due to spending constraints in several countries' national healthcare systems.

Sales in 2010 increased 8.0% to $1.93 billion from $1.78 billion in 2009, with Biotest contributing approximately $56.1 million to the growth in sales.  Foreign currency had minimal impact on total sales growth. Excluding the additional sales from the Biotest acquisition, 2010 sales grew by 4.8% on a currency neutral basis.  Currency neutral sales growth, excluding Biotest, was achieved in all regions, but was primarily driven by growth in the Pacific Rim, Eastern Europe and Latin America.

The Life Science segment sales in 2010 were $648.1 million, an increase of 2.6%, or 2.2% on a currency neutral basis, compared to 2009.  Sales growth was primarily attributed to real-time PCR products and a new product line TC 10™  automated cell counter, partially offset by general market weakness, especially in Europe. Currency neutral sales growth in the Life Science segment was primarily in the Pacific Rim, Eastern Europe, Latin America and North America, while European sales declined.

The Clinical Diagnostics segment reported sales in 2010 of $1.27 billion, an increase of 11.0% compared to 2009, with Biotest contributing approximately 4.9% to the sales growth.  On a currency neutral basis, sales in 2010 increased 11.3% including Biotest compared to 2009.  Clinical Diagnostics realized growth in its quality controls product line and in immunohematology (before the inclusion of Biotest), diabetes and BioPlex® 2200 instruments and reagents.  Sales growth was primarily in the Pacific Rim, Eastern Europe and Latin America, and to a lesser extent North America.

Gross margin

Consolidated gross margins were 56.8% in 2011 compared to 56.6% in 2010 and were relatively unchanged for both the Life Science segment and the Clinical Diagnostics segment.

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

Selling, general and administrative expense

Consolidated selling, general and administrative expenses (SG&A) represented 33.6% of sales in 2011 compared to 33.0% of sales in 2010.  Growth in SG&A was greater than the rate of sales growth. Increases were primarily driven by employee-related costs, our largest cost, professional services, bad debt provisions primarily associated with public agencies in southern Europe, facilities, travel, information technology and marketing.

Consolidated SG&A represented 33.0% of sales in 2010 compared to 33.7% of sales in 2009.  The growth rate in absolute SG&A spending was less than the rate of sales growth.  Moderation in spending for employee related costs and third party commissions lowered the rate of SG&A spending to sales.  Absolute dollar increases in SG&A were primarily in employee-related costs, travel and related costs, and professional services.

Research and development expense

Research and development expense increased to $186.4 million or 9.0% of sales in 2011 compared to $172.3 million or 8.9% of sales in 2010.  Life Science segment research and development expense increased in 2011 from 2010 in part due to the acquisition of QuantaLife in October 2011. Life Science segment efforts were concentrated on genomics, proteomics and process chromatography applications. Clinical Diagnostics segment research and development expense increased in 2011 from 2010 with efforts concentrated on diabetes and immunohematology, and is focused mainly on the development and cost reduction of instruments.

Research and development expense was $172.3 million in 2010, or 8.9% of sales, compared to $163.6 million or 9.2% of sales in 2009.  Both the Life Science and Clinical Diagnostics segments research and development expense increased in absolute dollars, however as a percent of sales, Clinical Diagnostics segment expense decreased from 2009.  Life Science segment efforts concentrated on genomics, proteomics process chromatography and food diagnostics applications.  The majority of the Clinical Diagnostics segment increase was related to an additional emphasis in diabetes monitoring, clinical microbiology, expanded blood virus diagnostic tests and improved automation.

Results of Operations – Non-operating

Interest expense

Interest expense in 2011 decreased 16.6% to $53.1 million compared to 2010 primarily due to the refinancing of a portion of our debt in December 2010 through January 2011, lowering our overall borrowing rate. The interest rates on our current borrowings for our $300.0 million of 8.0% Senior Subordinated Notes are fixed through 2016 at 8.0% and for our $425.0 million of 4.875% Senior Notes are fixed through 2020 at 4.875%.

Interest expense in 2010 increased 35.5% to $63.7 million compared to 2009.  The increase in interest expense in 2010 from 2009 was primarily due to the payment of a call premium and the expensing of unamortized debt issuance costs for the redemption of the $200.0 million of 6.125% Senior Subordinated Notes in December 2010,

and the interest associated with the $300.0 million of 8.0% Senior Subordinated Notes that were issued in May 2009.  Our other principal debt obligation was the $225.0 million 7.5% Senior Subordinated Notes, which were redeemed in January 2011.

Foreign currency exchange gains and losses

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Net foreign currency exchange losses for 2011, 2010 and 2009 were $13.8 million, $3.9 million and $5.0 million, respectively.  The 2011, 2010 and 2009 net foreign currency exchange losses were attributable to market volatility, increasing costs to hedge and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.  In addition, approximately $4.6 million of the 2011 loss was attributable to entering into larger forward foreign exchange contracts than required. All years are affected by the economic hedging program we employ to hedge our intercompany receivables and payables.

Other income and expense, net

Other income and expense, net includes investment and dividend income, generally interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  Other (income) expense, net for in 2011 increased to $7.6 million income compared to $3.9 million income in 2010. The increase was primarily due to higher investment income, which included dividend income from holdings in Sartorius AG whose dividends almost doubled from 2010, and a settlement of a legal dispute in the third quarter of 2010, partially offset by higher other-than-temporary impairment losses on certain investments during 2011 than in 2010.

Other income, net in 2010 was $3.9 million compared to $6.9 million in 2009.  The decrease primarily resulted from non-recurring income of $4.6 million in 2009 related to the relief of a foreign non-income based tax obligation, partially offset by higher other-than-temporary impairment of investments in 2009 than in 2010.

Effective tax rate

Our effective tax rate was 24% and 15% in 2011 and 2010, respectively. The effective tax rates for both periods were lower than the U.S. statutory rate due to tax benefits for nontaxable dividend income, research and development tax credits, differences between U.S. and foreign statutory tax rates, and discrete events recorded in the period. The lower effective tax rate in 2010 was primarily due to a benefit of approximately $22.4 million that related to U.S. foreign tax credits associated with a $163.9 million distribution of earnings from our foreign affiliates to the U.S.

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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of December 31, 2011.  The Credit Agreement expires on June 21, 2014.

The continuing slow economic growth in developed nations may adversely affect our future results of operations. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in our business.  Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously developing and we have no greater knowledge of the situation other than what is being reported in the media. As of December 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $81.3 million.

At December 31, 2011, we had available $813.1 million in cash, cash equivalents and short-term investments. Under domestic and international lines of credit, we had $220.5 million available for borrowing as of December 31, 2011, of which $12.6 million is reserved for standby letters of credit issued by our banks to guarantee our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

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

Cash Flows from Operations

Net cash provided by operations was $259.8 million, $225.9 million and $325.1 million in 2011, 2010, and 2009, respectively.  The net increase between 2011 and 2010 of $33.9 million primarily represented higher cash received from customers due to higher sales, a decline in interest expense due to the refinancing of a portion of our debt in December 2010 and January 2011, and a decline in income taxes paid that was caused by timing differences, partially offset by an increase in the amount paid to suppliers and employees. During the second quarter of 2010, Bio-Rad made a large payment of 22.6 million Euros to a certain licensor, covering royalties for multiple years. We continue to focus on cash flow improvements as a global company-wide goal.

The net decrease between 2010 and 2009 of $99.2 million primarily represented an increase in cash paid to suppliers, including royalty payments covering multiple years and payments to settle intellectual property disputes, higher payments on income taxes, and higher interest payments primarily from the call premium and the redemption of the $200.0 million of 6.125% Senior Subordinated Notes in December 2010, and the interest associated with the $300.0 million of 8.0% Senior Subordinated Notes that were issued in May 2009. Partially offsetting this decrease was an increase in cash received from customers compared to 2009.  However, cash received from customers was at a slower rate than expected in 2010 due to a slowdown in cash collections, as many governments, especially in Europe, addressed the need for deficit reductions and sovereign borrowings.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable. We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies. We expect the first quarter of 2012 cash flows from operations to be lower than the fourth quarter of 2011 as Bio-Rad historically makes larger payments for royalties, fourth quarter sales commissions to third parties and annual employee bonuses during this period.

Cash Flows from Investing Activities

Net cash used in investing activities, including capital expenditures, was $383.4 million, $216.5 million and $176.0 million for 2011, 2010 and 2009, respectively.  Capital expenditures in 2011 totaled $102.9 million, compared to $88.5 million and $68.0 million in 2010 and 2009, respectively. Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory and environmental, and compliance.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures have increased and we anticipate them to continue to increase in future periods due to the implementation of a global single instance Enterprise Resource Planning (ERP) platform and to expand our e-commerce platform internationally. The ERP software was purchased in December 2010. The estimated global implementation cost for the single instance ERP platform could reach approximately $150 million and is estimated to take approximately four more years to implement.

In October 2011, we acquired all the issued and outstanding stock of QuantaLife for a total consideration of $179.4 million that was comprised of $150.3 million in cash, a $5.0 million holdback of cash until the completion of certain post-closing matters, and contingent consideration potentially payable to QuantaLife shareholders. The contingent consideration was recognized at its estimated fair value of $24.1 million and could reach $48 million upon the achievement of certain sales and development milestones. This transaction was accounted for as the acquisition of a business and the operating results of QuantaLife are included in our Life Science segment from the acquisition date. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current state-of-the-art methods of quantitative PCR and we believe it will complement Bio-Rad's existing amplification business.

In January 2012, we purchased certain assets from a current raw materials supplier for approximately $15.5 million. The asset acquisition will be included in the Clinical Diagnostics segment's results of operations from the acquisition date and will be accounted for as a business combination. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

In June 2011, we acquired the remaining outstanding shares of DiaMed S.E.A. Limited (DiaMed Thailand) from multiple noncontrolling shareholders for approximately $0.2 million in cash. In February 2011, we acquired an additional 39% of Distribuidora de Analitica para Medicina Ibérica S.A. (DiaMed Spain) from multiple noncontrolling shareholders, increasing our ownership in DiaMed Spain to 90% for approximately 2.5 million Euros, or approximately $3.4 million in cash. In September 2010, we acquired the remaining noncontrolling interests of DiaMed France SA for 10.2 million Euros, or approximately $12.9 million in cash. In January 2010, we acquired certain diagnostic businesses of Biotest AG for 45 million Euros, or approximately $64.9 million in cash. In October 2007, we began acquiring the outstanding shares of DiaMed Holding AG, with the final shares purchased in February 2010 for a total consideration over the years of $464.3 million, of which 86% of the outstanding shares payment was in October 2007. All of these acquisitions are included in our Clinical Diagnostics segment.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $213.6 million in 2011, and net cash provided by financing activities was $228.7 million and $293.9 million in 2010 and 2009, respectively.  Cash used in 2011 was attributable to the redemption in January 2011 of our $225.0 million 7.5% Senior Subordinated Notes, including a call premium of $2.8 million that was recorded in Interest expense in the Consolidated Statements of Income.  Cash provided in 2010 was primarily due to issuing $425.0 million Senior Notes that were used to retire our 2014 bonds and our 2013 bonds in December 2010 and January 2011, respectively.  Net cash provided by financing activities in 2009 was primarily due to Bio-Rad issuing $300.0 million of 8.0% Senior Subordinated Notes in May 2009, which yielded net proceeds of $294.8 million at an effective rate of 8.3%. We have outstanding Senior Notes of $425.0 million and Senior Subordinated Notes of $300.0 million, which are not due until 2020 and 2016, respectively.

The Credit Agreement that was entered into in June 2010 is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2014.

The Board of Directors has authorized the repurchase of up to $18 million of Bio-Rad's common stock over an indefinite period of time of which $3.3 million has yet to be repurchased. The Credit Agreement and the indenture governing our 8.0% Senior Subordinated Notes restrict our ability to repurchase our stock. We did not repurchase any shares of our common stock during 2011, 2010 or 2009.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2011 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$732.3	$0.6	$0.4	$296.6	$434.7
Interest payments	298.5	44.7	89.4	82.4	82.0
Operating lease obligations (2)	148.4	34.9	48.6	26.3	38.6
Purchase obligations (3)	73.0	72.0	1.0	—	—
Long-term liabilities (4)	67.3	—	28.4	1.7	37.2

(1) These amounts represent expected cash payments, including capital lease obligations and are included in our December 31, 2011 Consolidated Balance Sheets.  See Note 5 of the Consolidated Financial Statements for additional information about our debt.

(2) Operating lease obligations are described in Note 11 of the Consolidated Financial Statements.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms.  Purchase obligations exclude agreements that are cancelable without penalty.

(4) Excluded from this table is our liability for income tax payable, including uncertain tax positions, in the amount of $8.9 million.  We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above.  See Note 6 of the Consolidated Financial Statements for additional information about our income taxes.

Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance in regard to fair value measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance in regard to the presentation of comprehensive income. In the new guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Bio-Rad is currently evaluating the alternative presentations; however, the adoption of this guidance will not have a material impact on our consolidated financial statements as it relates to required disclosures and presentation only.

In September 2011, the FASB issued guidance in regard to goodwill impairment. The new guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a "qualitative" assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. If adopted, we do not expect this guidance to have a material impact on our consolidated financial statements.

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

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates.  All other variables were held constant.  Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates.  A decline of 10% on quoted foreign exchange rates would result in an approximate net-present-value loss of $35 million on our derivative position as of December 31, 2011.  This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates.  Due to the relatively small amount of short-term variable rate debt we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%.  Our long-term debt consists primarily of fixed-rate instruments, and is thus insulated from interest rate changes.  As of December 31, 2011, the overall interest rate risk associated with our debt was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	31
Consolidated Balance Sheets at December 31, 2011 and 2010	32-33
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2011	34
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2011	35
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
for each of the three years in the period ended December 31, 2011	36
Notes to Consolidated Financial Statements	37-66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Bio-Rad Laboratories, Inc.
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and changes in stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Rad Laboratories, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bio-Rad Laboratories, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 29, 2012

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (In thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$574,231	$906,551
Restricted cash	—	6,422
Short-term investments	238,884	118,636
Accounts receivable, less allowance for doubtful accounts of $33,259 at 2011 and $25,052 at 2010	398,674	387,996

Inventories:
Raw materials	99,326	82,270
Work in process	120,191	110,527
Finished goods	213,993	205,303
Total inventories	433,510	398,100

Deferred tax assets	53,777	48,021
Prepaid expenses, taxes and other current assets	99,079	109,620
Total current assets	1,798,155	1,975,346

Property, plant and equipment:
Land and improvements	19,044	18,456
Buildings and leasehold improvements	249,615	232,959
Equipment	613,253	560,718
Total property, plant and equipment	881,912	812,133
Less: accumulated depreciation and amortization	(532,411)	(478,516)
Property, plant and equipment, net	349,501	333,617

Goodwill, net	468,933	363,981
Purchased intangibles, net	259,497	203,881
Long-term deferred tax assets	11,189	12,976
Other assets	209,528	172,963
Total assets	$3,096,803	$3,062,764

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (continued) (In thousands, except share data)

	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,124	$113,440
Accrued payroll and employee benefits	112,564	131,381
Notes payable and current maturities of long-term debt	814	233,181
Income and other taxes payable	52,285	50,935
Accrued royalties	25,219	23,944
Deferred revenue	24,322	20,642
Other current liabilities	114,787	93,104
Total current liabilities	459,115	666,627

Long-term debt, net of current maturities	731,698	731,100
Deferred income taxes	85,522	59,738
Other long-term liabilities	76,086	64,780
Total liabilities	1,352,421	1,522,245

Commitments and contingent liabilities

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value, 80,000,000 shares authorized; issued and outstanding - 23,020,215 at 2011 and 22,677,300 at 2010	2	2
Class B common stock, $0.0001 par value, 20,000,000 shares authorized; issued and outstanding - 5,164,765 at 2011 and 5,175,343 at 2010	1	1
Additional paid-in capital	185,334	156,986
Retained earnings	1,359,910	1,181,687
Accumulated other comprehensive income:
Currency translation and other	198,690	198,020
Total Bio-Rad stockholders’ equity	1,743,937	1,536,696
Noncontrolling interests	445	3,823
Total stockholders’ equity	1,744,382	1,540,519
Total liabilities and stockholders’ equity	$3,096,803	$3,062,764

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Net sales	$2,073,529	$1,927,118	$1,784,244
Cost of goods sold	895,640	835,630	784,401
Gross profit	1,177,889	1,091,488	999,843
Selling, general and administrative expense	696,294	635,213	601,468
Research and development expense	186,439	172,266	163,585
Impairment loss on long-lived assets	—	—	3,802
Income from operations	295,156	284,009	230,988
Interest expense	53,135	63,717	47,024
Foreign exchange losses, net	13,842	3,884	5,003
Other (income) expense, net	(7,583)	(3,875)	(6,871)
Income before income taxes	235,762	220,283	185,832
Provision for income taxes	(57,739)	(33,348)	(36,667)
Net income including noncontrolling interests	178,023	186,935	149,165
Net loss (income) attributable to noncontrolling interests	200	(1,445)	(4,545)
Net income attributable to Bio-Rad	$178,223	$185,490	$144,620

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$6.36	$6.70	$5.28
Weighted average common shares - basic	28,031	27,665	27,404

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$6.26	$6.59	$5.20
Weighted average common shares - diluted	28,468	28,151	27,828

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Cash received from customers	$2,018,755	$1,877,483	$1,778,316
Cash paid to suppliers and employees	(1,656,467)	(1,536,935)	(1,386,382)
Interest paid	(56,859)	(59,834)	(38,471)
Income tax payments	(52,131)	(55,502)	(37,749)
Investment proceeds and miscellaneous receipts, net	9,686	3,625	10,024
Excess tax benefits from share-based compensation	(3,168)	(2,928)	(664)
Net cash provided by operating activities	259,816	225,909	325,074
Cash flows from investing activities:
Capital expenditures	(102,888)	(88,453)	(68,044)
Proceeds from sale of property, plant and equipment	234	1,190	1,249
Payments for acquisitions, net of cash received, and long-term investments	(158,538)	(89,307)	(35,990)
Payments on purchases of intangible assets	(436)	(4,081)	(9,566)
Purchases of marketable securities and investments	(509,310)	(240,286)	(147,554)
Sales of marketable securities and investments	48,825	4,193	7,746
Maturities of marketable securities and investments	335,781	203,443	78,727
Proceeds from (payments for) foreign currency economic hedges, net	2,919	3,211	(2,520)
Restricted cash	—	(6,422)	—
Net cash used in investing activities	(383,413)	(216,512)	(175,952)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(3,900)	(830)	(2,303)
Long-term borrowings	—	424,633	294,750
Payments on long-term borrowings	(226,835)	(206,706)	(6,823)
Proceeds from issuance of common stock	14,249	12,730	10,286
Debt issuance costs on long-term borrowings	(242)	(4,010)	(2,641)
Excess tax benefits from share-based compensation	3,168	2,928	664
Net cash (used in) provided by financing activities	(213,560)	228,745	293,933
Effect of foreign exchange rate changes on cash	4,837	18,471	2,359
Net (decrease) increase in cash and cash equivalents	(332,320)	256,613	445,414
Cash and cash equivalents at beginning of year	906,551	649,938	204,524
Cash and cash equivalents at end of year	$574,231	$906,551	$649,938

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Bio-Rad	Non- controlling Interests	Total

Balance at January 1, 2009	$3	$124,401	$851,577	$65,158	$1,041,139	$29,501	$1,070,640
Net income	—	—	144,620	—	144,620	4,545	149,165
Currency translation adjustments	—	—	—	34,307	34,307	(195)	34,112
Other post-employment benefits
adjustments, net of tax benefit of $432	—	—	—	(1,072)	(1,072)	224	(848)
Net unrealized holding gains,
net of tax expense of $2,768	—	—	—	32,492	32,492	—	32,492
*Reclassification adjustments for
gains included in net income,
net of tax expense of $1,279	—	—	—	2,197	2,197	—	2,197
Total comprehensive income					212,544	4,574	217,118
Issuance of common stock	—	10,286	—	—	10,286	—	10,286
Stock compensation expense	—	9,084	—	—	9,084	—	9,084
Tax benefit-exercise stock options	—	696	—	—	696	—	696
Purchase of additional
controlling interests	—	(14,023)	—	—	(14,023)	(14,588)	(28,611)
Balance at December 31, 2009	3	130,444	996,197	133,082	1,259,726	19,487	1,279,213
Net income	—	—	185,490	—	185,490	1,445	186,935
Currency translation adjustments	—	—	—	52,139	52,139	226	52,365
Other post-employment benefits
adjustments, net of tax benefit of $750	—	—	—	(2,311)	(2,311)	(224)	(2,535)
Net unrealized holding gains,
net of tax expense of $8,574	—	—	—	14,725	14,725	—	14,725
*Reclassification adjustments for
gains included in net income,
net of tax expense of $224	—	—	—	385	385	—	385
Total comprehensive income					250,428	1,447	251,875
Issuance of common stock	—	12,730	—	—	12,730	—	12,730
Stock compensation expense	—	10,201	—	—	10,201	—	10,201
Tax benefit-exercise stock options	—	3,161	—	—	3,161	—	3,161
Purchase of additional controlling
interests and other	—	450	—	—	450	(17,111)	(16,661)
Balance at December 31, 2010	3	156,986	1,181,687	198,020	1,536,696	3,823	1,540,519
Net income (loss)	—	—	178,223	—	178,223	(200)	178,023
Currency translation adjustments	—	—	—	(12,683)	(12,683)	189	(12,494)
Reclassification of realized portion of
cumulative translation adjustments
due to liquidation, net of tax of $0	—	—	—	(1,055)	(1,055)	—	(1,055)
Other post-employment benefits
adjustments, net of tax expense of $486	—	—	—	1,641	1,641	—	1,641
Net unrealized holding gains,
net of tax expense of $7,494	—	—	—	12,871	12,871	—	12,871
*Reclassification adjustments for
losses included in net income,
net of tax benefit of $61	—	—	—	(104)	(104)	—	(104)
Total comprehensive income (loss)					178,893	(11)	178,882
Issuance of common stock	—	14,249	—	—	14,249	—	14,249
Stock compensation expense	—	10,738	—	—	10,738	—	10,738
Tax benefit-exercise stock options	—	3,582	—	—	3,582	—	3,582
Purchase of additional controlling
interests and other	—	(221)	—	—	(221)	(3,367)	(3,588)
Balance at December 31, 2011	$3	$185,334	$1,359,910	$198,690	$1,743,937	$445	$1,744,382
The accompanying notes are an integral part of these consolidated financial statements.   * Calculated using the specific identification method.

BIO-RAD LABORATORIES, INC.
Notes to Consolidated Financial Statements

1.SIGNIFICANT ACCOUNTING POLICIES

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

Restricted Cash

Restricted cash of approximately $6.4 million at December 31, 2010 represented a deposit in an escrow account for the final lump sum payment under a building finance lease. That amount was paid in June 2011. There was no restricted cash balance as of December 31, 2011.

Available-for-Sale Investments

Available-for-sale investments consist of corporate obligations, municipal securities, asset backed securities, U.S. government sponsored agencies and marketable equity securities.  Management classifies investments at the time of purchase and reevaluates such classification at each balance sheet date.  Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data.  Unrealized gains and losses are reported as a component of other comprehensive income, net of any related tax effect.  Unrealized losses are charged against income when a decline in the fair value of an individual security is determined to be other-than-temporary.  We review our available-for-sale investments for other-than-temporary losses on a quarterly basis.  Realized gains and losses and other-than-temporary impairments on investments are included in Other (income) expense, net (see Note 9).

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

We perform credit evaluation procedures related to our trade receivables and with the exception of certain developing countries, generally do not require collateral.  As a result of increased risk in certain developing countries, some Bio-Rad sales are subject to collateral letters of credit from our customers.  Credit risk for trade accounts receivable is generally limited due to the large number of customers and their dispersion across many geographic areas.  However, a significant amount of trade receivables are with national healthcare systems in countries within the European Union.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation and amortization.  Included in property, plant and equipment are buildings and equipment acquired under capital lease arrangements, reagent rental equipment and capitalized software, including costs for software developed or obtained for internal use. Property, plant and equipment are assessed for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

The goodwill impairment test consists of a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. We use a projected discounted cash flow model to determine the fair value of a reporting unit.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required.  The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

Long-Lived Assets

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We assess the impairment of long-lived assets (including identifiable intangible assets) quarterly or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that we consider important that could trigger an impairment review include:

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

Revenue Recognition

Revenue is recognized when pervasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured and title has passed to the customer or product has been delivered absent specific contractual specifications.  Revenue associated with equipment that requires factory installation is not recorded until installation is complete and customer acceptance, if required contractually, has occurred.  At the time the related revenue is recognized, a provision is recognized for estimated product returns.  Reagent agreements are a diagnostic industry sales method that provides use of an instrument if the customer exclusively purchases the company’s reagents to use on that instrument.  We evaluate our reagent agreements and account for these contracts under the guidance pertaining to accounting for revenue arrangements with multiple deliverables.  All revenues that we earn under our reagent agreements are recognized pursuant to the terms of each arrangement either when the reagent has been delivered to or used by the customer.  Service revenues on extended warranty contracts are recognized ratably over the life of the service agreement, or as services are performed if not under contract.

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

Changes in the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

	2011	2010
January 1	$18.3	$16.1
Provision for warranty	21.1	19.7
Actual warranty costs	(23.0)	(17.5)
December 31	$16.4	$18.3

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

Noncontrolling Interests

A noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that is reported as equity in the consolidated financial statements and separate from Bio-Rad’s equity.  In addition, net income (loss) attributable to noncontrolling interests is reported separately from net income attributable to Bio-Rad in the consolidated financial statements.

We do not own 100% of the voting stock of one of our consolidated subsidiaries.  The remaining shares held by third parties represent a noncontrolling (or minority) interest in this subsidiary.  Our consolidated statements present the full amount of assets, liabilities, income and expenses of all of our consolidated subsidiaries, with a partially offsetting amount shown in noncontrolling interests for the portion of these assets and liabilities that are not controlled by us.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Basic weighted average shares outstanding	28,031	27,665	27,404
Effect of potentially dilutive stock options
and restricted stock awards	437	486	424
Diluted weighted average common shares	28,468	28,151	27,828
Anti-dilutive shares	63	114	176

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, notes payable, accounts payable and foreign exchange contracts, the carrying amounts approximate fair value.

The estimated fair value of financial instruments is based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) using available market information or other appropriate valuation methodologies in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Estimates are not necessarily indicative of the amounts that could be realized in a current market exchange as considerable judgment is required in interpreting market data used to develop estimates of fair value.  The use of different market assumptions or estimation techniques could have a material effect on the estimated fair value (see Note 3).

Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance in regard to fair value measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not anticipate that the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance in regard to the presentation of comprehensive income. In the new guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Bio-Rad is currently evaluating the alternative presentations; however, the adoption of this guidance will not have a material impact on our consolidated financial statements as it relates to required disclosures and presentation only.

In September 2011, the FASB issued guidance in regard to goodwill impairment. The new guidance is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a "qualitative" assessment to determine whether further impairment testing is necessary. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. If adopted, we do not expect this guidance to have a material impact on our consolidated financial statements.

2.    ACQUISITIONS

On October 4, 2011, we acquired all of the issued and outstanding stock of QuantaLife, Inc. (QuantaLife). The fair value of the consideration as of the acquisition date was $179.4 million, which comprised of $150.3 million paid in cash at the closing date, a $5.0 million holdback of cash until the completion of certain post-closing matters, and $24.1 million in contingent consideration potentially payable to QuantaLife shareholders. The contingent consideration was recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach, and could reach $48 million upon the achievement of certain sales and development milestones. The contingent consideration for the development milestone was valued based on assumptions regarding the probability of achieving the milestone, with such amounts discounted to present value. The contingent consideration for the sales milestones were valued based on a statistical significant number of simulations for each potential outcome. The operating results of this business are included in the results of operations of our Life Science segment from the acquisition date. The acquisition was accounted for as a business combination. We do not consider the QuantaLife acquisition to be a material business combination and, therefore, have not disclosed the pro forma results of operations as required for material business combinations.

The fair values of the net assets acquired as of the acquisition date were determined to be $106.1 million of goodwill, $94.7 million of intangible assets and $21.4 million of net tangible liabilities. We do not expect the goodwill recorded to be deductible for tax purposes. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current state-of-the-art methods of quantitative Polymerase Chain Reaction (PCR) and we believe it will complement Bio-Rad's existing amplification business.

The determination of the fair value of net assets acquired of QuantaLife was based upon valuation information, estimates and assumptions available at October 4, 2011. We are still finalizing our analysis of a limited number of acquired tax attributes which could affect the fair values of certain deferred tax assets and goodwill. As a result, as of December 31, 2011, our accounting for the acquisition was preliminary.

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

	Percent Voting Interests	Consideration Paid
October 2007	86%	$399.3
March 2008	3%	14.0
December 2008	4%	19.6
April 2009	6%	30.0
February 2010	1%	1.4
	100%	$464.3

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

In September 2010, we acquired the remaining noncontrolling interests of DiaMed France SA.  We paid 10.2 million Euros (approximately $12.9 million) in cash.  Approximately 1.3 million Euros (approximately $1.7 million) was paid in July 2011 as additional contingent consideration. As this acquisition was accounted for as an equity transaction, Bio-Rad’s additional paid-in capital was increased by $1.2 million.

3. FAIR VALUE MEASUREMENTS

We determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1: Quoted prices in active markets for identical instruments

•	Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)

•	Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2011 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$106.0	$—	$106.0
Bonds	—	8.6	—	8.6
Time deposits	21.6	—	—	21.6
Money market funds	58.3	—	—	58.3
Total cash equivalents	79.9	114.6	—	194.5
Available-for-sale investments (b):
Corporate debt securities	—	170.6	—	170.6
Brokered certificates of deposit	—	1.8	—	1.8
U.S. government sponsored agencies	—	36.9	—	36.9
Foreign government obligations	—	5.7	—	5.7
Municipal obligations	—	5.0	—	5.0
Marketable equity securities	134.8	—	—	134.8
Asset-backed securities	—	11.2	—	11.2
Total available-for-sale investments	134.8	231.2	—	366.0
Forward foreign exchange contracts (c)	—	0.8	—	0.8
Total financial assets carried at fair value	$214.7	$346.6	$—	$561.3

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.2	$—	$1.2
Contingent consideration (e)	—	—	24.1	24.1
Total financial liabilities carried at fair value	$—	$1.2	$24.1	$25.3

In addition to the assets and liabilities measured at fair value on a recurring basis, as included in the tables above, during the fourth quarter of 2011 we recognized a contingent consideration liability upon our acquisition of QuantaLife in October 2011 related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was determined based on a probability-weighted income approach. There was no significant change in the valuation of this liability from the acquisition date through December 31, 2011.

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2010 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$179.6	$179.6
Time deposits	16.7	25.0	41.7
Money market funds	266.3	—	266.3
Total cash equivalents	283.0	204.6	487.6
Available-for-sale investments (b):
Corporate debt securities	—	39.8	39.8
U.S. government sponsored agencies	—	54.7	54.7
Foreign government obligations	—	4.5	4.5
Municipal obligations	—	7.7	7.7
Marketable equity securities	102.2	—	102.2
Asset-backed securities:
Collateralized mortgage obligations	—	0.1	0.1
Other mortgage-backed securities	—	2.5	2.5
Other	—	0.3	0.3
Total available-for-sale investments	102.2	109.6	211.8
Forward foreign exchange contracts (c)	—	0.5	0.5
Total financial assets carried at fair value	$385.2	$314.7	$699.9

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$3.3	$3.3

(a)	Cash equivalents are included in Cash and cash equivalents in the Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2011	December 31, 2010

Short-term investments	$238.8	$118.6
Other assets	127.2	93.2
Total	$366.0	$211.8

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Consolidated Balance Sheet (in millions):

December 31, 2011

Other current liabilities	$8.5
Other long-term liabilities	15.6
Total	$24.1

To estimate the fair value of Level 2 debt securities as of December 31, 2011, our primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. In addition, they performed reasonableness testing of their prices on a daily basis by comparing them to the prices reported by our custodians as well as prior day prices. If the price difference fell outside of tolerable levels, they investigated the cause and resolved the pricing issue. Based on a review of the results of this analysis, we utilized our primary pricing service for all Level 2 debt securities as none of these securities tested outside of the tolerable levels.

To estimate the fair value of Level 2 debt securities as of December 31, 2010, excluding commercial paper and U.S. Treasury bills and notes, we examined quarterly the pricing provided by two pricing services and we obtained indicative market prices when there was insufficient correlation between the pricing services.  To estimate the fair value of Level 2 commercial paper and U.S. Treasury bills and notes we examined quarterly the pricing from our primary pricing service to ensure consistency with other similar securities.  As a result of our analysis as of December 31, 2010, we utilized our primary pricing service for all Level 2 debt securities for consistency since the results did not require the use of alternative pricing.

As of December 31, 2011, our primary pricing service inputs for Level 2 cash equivalents (bonds), U.S. government sponsored agencies, municipal obligations, corporate debt securities (bonds) and asset-backed securities consisted of market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.  These multiple market prices were used by our primary pricing service as inputs into a distribution–curve based algorithm to determine the daily market value.

As of December 31, 2011, our primary pricing service inputs for Level 2 cash equivalents (commercial paper), corporate debt securities (commercial paper), foreign government obligations (commercial paper) and time deposits consisted of dynamic and static security characteristics information obtained from several independent security characteristic sources.  The dynamic inputs such as credit rating, factor and variable-rate, were updated daily.  The static characteristics included inputs such as day count and first coupon upon initial security creation. These securities were typically priced via mathematical calculations reliant on these observable inputs. Other available-for-sale foreign government obligations were based on indicative bids from market participants.

As of December 31, 2010, the inputs used by our primary pricing service for Level 2 cash equivalents, corporate debt securities, foreign government obligations, U.S. government sponsored agencies and municipal obligations, varied depending on the type of security being valued, but generally included benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, corporate actions or Nationally Recognized Municipal Securities Information Repository (NRMSIR) material event notices, plus new issue money market rates.

As of December 31, 2010, the inputs used by our primary pricing service in estimating the fair value of Level 2 collateralized mortgage obligations and other mortgage-backed securities included many of the inputs mentioned above in addition to monthly payment information.  These issues were priced by our primary pricing service against issues with similar vintage and credit quality with adjustments for tranche, average life and extension risk.

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The fair value of these contracts was derived using the spot rates published in the Wall Street Journal on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are recorded as Foreign exchange losses (gains), net in the Consolidated Statements of Income. The cash flows related to these contracts are classified as Cash flows from investing activities in the Consolidated Statements of Cash Flows.

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2011
Contracts maturing in January through March 2012 to sell foreign currency:
Notional value	$41.0
Unrealized loss	$0.2
Contracts maturing in January through March 2012 to purchase foreign currency:
Notional value	$323.0
Unrealized loss	$0.3

Available-for-sale investments consist of the following (in millions):

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$170.9	$0.1	$(0.4)	$170.6
Brokered certificates of deposit	1.8	—	—	1.8
Municipal obligations	5.0	—	—	5.0
Asset-backed securities	10.8	—	—	10.8
U.S. government sponsored agencies	36.8	0.1	—	36.9
Foreign government obligations	5.4	—	—	5.4
Marketable equity securities	7.7	0.6	—	8.3
	238.4	0.8	(0.4)	238.8
Long-term investments:
Marketable equity securities	57.2	70.0	(0.7)	126.5
Asset-backed securities	0.5	—	(0.1)	0.4
Foreign government obligations	0.3	—	—	0.3
	58.0	70.0	(0.8)	127.2
Total	$296.4	$70.8	$(1.2)	$366.0

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$39.8	$—	$—	$39.8
Municipal obligations	7.7	—	—	7.7
Asset-backed securities	1.9	—	—	1.9
U.S. government sponsored agencies	54.7	—	—	54.7
Foreign government obligations	4.5	—	—	4.5
Marketable equity securities	8.8	1.3	(0.1)	10.0
	117.4	1.3	(0.1)	118.6
Long-term investments:
Marketable equity securities	45.5	47.9	(0.9)	92.5
Asset-backed securities	0.7	0.1	(0.1)	0.7
	46.2	48.0	(1.0)	93.2
Total	$163.6	$49.3	$(1.1)	$211.8

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	December 31, 2011	December 31, 2010

Fair value	$77.8	$51.1
Gross unrealized losses for investments in a loss position 12 months or more	$0.3	$0.6
Gross unrealized losses for investments in a loss position less than 12 months	$0.8	$0.5

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011.

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2011 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value

Mature in less than one year	$152.1	$152.1
Mature in one to five years	57.8	57.6
Mature in more than five years	21.6	21.5
Total	$231.5	$231.2

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

The estimated fair value of our financial instruments is as follows (in millions):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Other assets	$186.6	$252.4	$145.6	$205.6
Current maturities of long-term debt, excluding leases	$—	$—	$225.0	$228.1
Total long-term debt, excluding leases and current maturities	$719.1	$759.1	$718.2	$734.8

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 30% of the outstanding voting shares (excluding treasury shares) of Sartorius as of December 31, 2011.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  In addition, the ordinary voting stock of Sartorius is thinly traded. Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Consolidated Balance Sheets.

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2011			2010
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$70.7	$320.5	$391.2	$70.7	$284.1	$354.8
Accumulated impairment losses	(27.2)	—	(27.2)	(27.2)	—	(27.2)
Goodwill, net	43.5	320.5	364.0	43.5	284.1	327.6
Acquisitions	106.1	—	106.1	—	12.8	12.8
Currency fluctuations	—	(1.2)	(1.2)	—	23.6	23.6
Balances as of December 31:
Goodwill	176.8	319.3	496.1	70.7	320.5	391.2
Accumulated impairment losses	(27.2)	—	(27.2)	(27.2)	—	(27.2)
Goodwill, net	$149.6	$319.3	$468.9	$43.5	$320.5	$364.0

As part of the acquisition of QuantaLife in October 2011 (see Note 2), we recorded $106.1 million of goodwill and $94.7 million of definite-lived intangible assets considered know how. The determination of the fair value of net assets acquired of QuantaLife (see Note 2) was based upon valuation information, estimates and assumptions available at October 4, 2011. We are still finalizing our analysis of a limited number of acquired tax attributes which could affect the fair values of certain deferred tax assets and goodwill. As a result, as of December 31, 2011, our accounting for the acquisition was preliminary.

In conjunction with the acquisition of certain businesses of Biotest in January 2010 (see Note 2), we recorded $12.8 million of goodwill and $21.2 million of intangible assets: $7.5 million of customer relationships, $9.5 million of developed product technology and $4.2 million of tradenames.

Other than goodwill, we have no significant intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	December 31, 2011
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$98.7	$(30.9)	$67.8
Know how	1-14	187.0	(45.7)	141.3
Developed product technology	1-11	47.6	(24.6)	23.0
Licenses	1-9	35.6	(15.7)	19.9
Tradenames	1-10	29.5	(22.1)	7.4
Covenants not to compete	1-7	5.8	(5.7)	0.1
Patents	—	1.0	(1.0)	—
Other	—	0.1	(0.1)	—
		$405.3	$(145.8)	$259.5

	December 31, 2010
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-13	$102.3	$(24.8)	$77.5
Know how	1-6	92.6	(33.0)	59.6
Developed product technology	1-11	47.9	(19.2)	28.7
Licenses	1-10	35.4	(12.2)	23.2
Tradenames	2-12	29.5	(15.9)	13.6
Covenants not to compete	1-8	5.9	(4.6)	1.3
Patents	—	1.0	(1.0)	—
Other	1	0.1	(0.1)	—
		$314.7	$(110.8)	$203.9

In 2009, a $3.8 million impairment loss related to intangible assets was recorded in the Life Science segment.  The intangible asset impairment related to the developed technology intangible assets of certain product lines that were acquired in 2006. No material impairment losses related to intangible assets were recorded in 2011 or 2010.

Amortization expense related to purchased intangible assets for the years ended December 31, 2011, 2010 and 2009 was $39.1 million, $33.7 million and $31.7 million, respectively.  Estimated future amortization expense (based on existing intangible assets) for the years ending December 31, 2012, 2013, 2014, 2015 and 2016 is $43.9 million, $39.2 million, $36.0 million, $33.0 million and $29.5 million, respectively.

5.NOTES PAYABLE AND LONG-TERM DEBT

Notes payable includes amounts borrowed against credit lines maintained locally by our international subsidiaries, in which the borrowing capacity was approximately $21.9 million and $17.5 million was unused at December 31, 2011.  At December 31, 2010, these lines aggregated approximately $51.2 million, of which $48.0 million was unused.  The weighted average interest rate on these lines was 2.7% and 1.4% at December 31, 2011 and 2010, respectively.  Bio-Rad guaranteed most of these credit lines.

The principal components of long-term debt are as follows (in millions):

	December 31, 2011	December 31, 2010

7.5% Senior Subordinated Notes due 2013	$—	$225.0
8.0% Senior Subordinated Notes due 2016	296.3	295.6
4.875% Senior Notes due 2020	422.8	422.6
Capital leases and other debt	13.2	21.0
	732.3	964.2
Less current maturities	(0.6)	(233.1)
Long-term debt	$731.7	$731.1

Senior Subordinated Notes due 2013

In August 2003, Bio-Rad sold $225.0 million principal amount of Senior Subordinated Notes due 2013 (7.5%. Notes).  In January 2011, we redeemed all of the 7.5% Senior Subordinated Notes due 2013 for $234.6 million, including a call premium, which is included in Interest expense in our Consolidated Statements of Income.

Senior Subordinated Notes due 2016

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

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  The net proceeds from the issuance of the 4.875% Notes were used, together with cash on hand, to redeem all $200.0 million of our 6.125% Notes (as defined below) in December 2010 and all $225.0 million of our 7.5% Notes (as defined above) in January 2011.

Senior Subordinated Notes due 2014

In December 2004, Bio-Rad sold $200.0 million principal amount of Senior Subordinated Notes due 2014 (6.125% Notes).  In December 2010, we redeemed all of the 6.125% Notes for $204.3 million, including a call premium, which is included in Interest expense in our Consolidated Statements of Income.

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2011.  The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement and the 8.0% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of December 31, 2011.

Maturities of long-term debt at December 31, 2011 are as follows: 2012 - $0.6 million; 2013 - $0.2 million; 2014 - $0.2 million; 2015 - $0.2 million; 2016 - $296.5 million; thereafter - $434.7 million.

6. INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
U.S.	$110.6	$79.5	$87.2
International	125.2	140.8	98.6
Income before taxes	$235.8	$220.3	$185.8

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Current tax expense (benefit):
U.S. Federal	$28.6	$(5.1)	$24.9
State	3.4	3.9	4.4
International	35.8	35.2	17.3
Current tax expense	67.8	34.0	46.6
Deferred tax expense (benefit):
U.S. Federal	6.7	5.9	(2.5)
State	0.4	0.2	(0.3)
International	(9.1)	(10.2)	(8.9)
Deferred tax benefit	(2.0)	(4.1)	(11.7)
Non-current tax (benefit) expense	(8.1)	3.4	1.8
Provision for income taxes	$57.7	$33.3	$36.7

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
U. S. statutory tax rate	35%	35%	35%
Impact of foreign operations	(4)	(6)	(7)
Research tax credits	(4)	(4)	(7)
Tax settlements and adjustments to unrecognized tax benefits	(3)	2	1
Repatriation of foreign earnings	—	(10)	—
Other	—	(2)	(2)
Provision for income taxes	24%	15%	20%

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2011	2010
Deferred tax assets:
Bad debt, inventory and warranty accruals	$24.7	$25.5
Other reserves	16.6	16.7
Tax credit and net operating loss carryforwards	64.2	35.7
Other	17.2	13.3
Valuation allowance	(48.9)	(37.0)
	73.8	54.2
Deferred tax liabilities:
Depreciation	13.5	11.4
Basis of capital assets and investments	86.3	46.5
	99.8	57.9
Net deferred taxes	$(26.0)	$(3.7)

At December 31, 2011, Bio-Rad’s international subsidiaries had combined net operating loss carryforwards of $81.4 million.  Of these loss carryforwards, $80.6 million have no expiration date.  We believe that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized. We have provided a valuation allowance of $24.8 million relating to these net operating loss carryforwards.

At December 31, 2011, Bio-Rad had U.S. Federal net operating loss carryforwards of approximately $56 million as a result of acquisitions. These carryforwards are subject to limitation on their utilization and will expire between 2018 and 2032. At December 31, 2011, Bio-Rad had U.S. Federal research tax credit carryforwards of $1.1 million, which are subject to limitations on their utilization.

At December 31, 2011, Bio-Rad had approximately $55 million of California net operating loss carryforwards related to the acquisition of QuantaLife. We believe that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized and have recorded a full valuation allowance against these losses. At December 31, 2011, Bio-Rad had a deferred tax asset of $13.7 million relating to California research tax credit carryforwards, including $1.1 million from the acquisition of QuantaLife, which may be carried forward indefinitely.  Based on our judgment and consistent with prior years, we have recorded a full valuation allowance against the deferred tax asset.

We believe that it is more likely than not that certain of these deferred tax assets described above will not be realized in the foreseeable future. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2011, other than those related to QuantaLife within the measurement period, will be recognized as a reduction of income tax expense.

The following table summarizes at December 31, 2011 the tax years that are either currently under audit or remain open and subject to examination by tax authorities in the major jurisdictions that Bio-Rad operates:

U.S.	2008-2011
Canada	2006-2011
France	2009-2011
Germany	2008-2011
Italy	2007-2011
Japan	2009-2011
Switzerland	2010-2011

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (in millions):

	2011	2010	2009
Unrecognized tax benefits – January 1	$20.6	$17.5	$18.1
Additions to tax positions related to prior years	1.2	4.1	2.1
Reductions to tax positions related to prior years	(0.4)	(0.1)	(4.3)
Additions to tax positions related to the current year	2.1	3.3	3.3
Settlements	(5.2)	(0.1)	—
Lapse of statute of limitations	(5.1)	(4.1)	(1.9)
Currency translation	(0.3)	—	0.2
Unrecognized tax benefits – December 31	$12.9	$20.6	$17.5

Substantially all our unrecognized tax benefits at December 31, 2011, 2010 and 2009 would affect the effective tax rate if recognized.

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, Bio-Rad has accrued interest of $2.1 million and $2.8 million as of December 31, 2011 and 2010, respectively.

At December 31, 2011, we believe that it is reasonably possible that $2.8 million of our unrecognized tax benefits may be recognized by the end of 2012 as a result of statute lapses.  These benefits are related to uncertainty regarding sustainability of certain deductions and credits for tax years that remain subject to examination by the relevant tax authorities.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in their operations. As of December 31, 2011, Bio-Rad had not made a provision for U.S. or additional foreign withholding taxes on approximately $433 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances.  If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would be approximately $93 million.

7.    STOCKHOLDERS' EQUITY

Bio-Rad’s issued and outstanding stock consists of Class A Common Stock (Class A) and Class B Common Stock (Class B).  Each share of Class A and Class B participates equally in the earnings of Bio-Rad, and is identical in most respects except that Class A has limited voting rights.  Each share of Class A is entitled to one tenth of a vote on most matters, and each share of Class B is entitled to one vote.  Additionally, Class A stockholders are entitled to elect 25% of the Board of Directors and Class B stockholders are entitled to elect 75% of the directors.  Cash dividends may be paid on Class A shares without paying a cash dividend on Class B shares but no cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares.  Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the stockholder.  The Schwartz family collectively holds a majority of Bio-Rad’s voting stock.  As a result, the Schwartz family is able to exercise significant influence over Bio-Rad.

8. SHARE-BASED COMPENSATION/STOCK OPTION AND PURCHASE PLANS

Description of Share-Based Compensation Plans

Stock Option and Award Plans
We have three stock option plans for officers and certain other employees: the 1994 Stock Option Plan (1994 Plan); the 2003 Stock Option Plan (2003 Plan); and the 2007 Incentive Award Plan (2007 Plan).  The 1994 Plan and 2003 Plan authorized the grant of incentive stock options and non-qualified stock options to employees. The 2007 Plan authorizes the grant of stock options, restricted stock awards, stock appreciation rights and other types of equity awards to employees.  We no longer grant stock option grants under the 1994 Plan or 2003 Plan.  A total of 1,650,360 shares have been reserved for issuance of equity awards under the 2007 Plan and may be of either Class A or Class B common stock.  At December 31, 2011, there were 816,322 shares available to be granted in the future.

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

Employee Stock Purchase Plans
Our Amended and Restated 1988 Employee Stock Purchase Plan (1988 ESPP) provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of our Class

A common stock.  The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter.  We have authorized the sale of 2,390,000 shares of common stock under the 1988 ESPP. After December 31, 2011, we do not intend to issue shares from this plan.

In April 2011, our shareholders approved the 2011 Employee Stock Purchase Plan (2011 ESPP) and has the same terms as the 1988 ESPP in regard to employee contributions and purchase price. The 2011 ESPP provides eligible employees the opportunity to purchase shares of Company Class A common stock. The 2011 ESPP includes two components: a Code Section 423 Component that we intend to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and a Non-423 Component, which authorizes the grant of purchase rights that does not qualify as an “employee stock purchase plan” under Section 423 of the Code. Under the 2011 ESPP, 600,000 shares of Class A common stock are authorized for sale.

Share-Based Compensation Expense

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases, restricted stock and restricted stock unit awards.  Share-based compensation expense is allocated to Cost of goods sold, Research and development expense, and Selling, general and administrative expense in the Consolidated Statements of Income.

For 2011, 2010 and 2009, we recognized pre-tax share-based compensation expense of $10.7 million, $10.2 million and $9.1 million, respectively.  We did not capitalize any share-based compensation expense.

For options and awards, we amortize the fair value on a straight-line basis.  All stock compensation awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock Options
The following table summarizes stock option activity.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2009	1,254,127	$48.84
Granted	58,500	$75.07
Exercised	(90,542)	$38.20
Forfeited/expired	(15,711)	$59.15
Outstanding, December 31, 2009	1,206,374	$50.78
Granted	58,500	$84.57
Exercised	(200,125)	$26.81
Forfeited/expired	(6,930)	$61.08
Outstanding, December 31, 2010	1,057,819	$57.12
Granted	58,500	$99.49
Exercised	(220,372)	$42.44
Forfeited/expired	(7,197)	$62.98
Outstanding, December 31, 2011	888,750	$63.50	4.35	$29.1
Vested and expected to vest,
December 31, 2011	872,130	$62.99	4.27	$29.0
Exercisable, December 31, 2011	712,950	$57.58	3.38	$27.4

The following summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted -Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price
$ 28.61 - $ 53.75	260,373	1.57	$44.67	260,373	$44.67
$ 56.05 - $ 62.47	254,351	3.53	$58.98	254,351	$58.98
$ 63.00 - $ 84.57	257,726	6.26	$73.24	164,026	$69.48
$ 88.00 - $100.06	116,300	8.15	$93.96	34,200	$88.36
Totals	888,750			712,950

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value on the date of exercise of stock options exercised during 2011, 2010 and 2009 was approximately $14 million, $13 million and $4 million, respectively.

Cash received from stock options exercised during 2011, 2010 and 2009 was $9.4 million, $5.4 million and $3.5 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $6.0 million, $5.0 million and $2.0 million in 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $5.6 million of total unrecognized compensation cost from stock options. The cost is expected to be recognized in the future over a weighted-average period of approximately 3 years.

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	32%	35%	34%
Risk-free interest rate	1.71%	2.40%	3.69%
Expected life (in years)	8.6	8.7	8.4
Expected dividend	—	—	—
Weighted-average fair value of options granted	$40.81	$38.19	$35.56

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

The following table summarizes restricted stock activity:

	Year Ended December 31,
	2011		2010		2009
	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares, at
beginning of year	68,893	$83.21	101,247	$82.86	135,914	$82.64
Granted	—	—	—	—	—	—
Vested	(26,179)	$81.98	(28,518)	$81.94	(29,572)	$81.94
Cancelled/forfeited	(3,085)	$82.63	(3,836)	$83.47	(5,095)	$82.45
Nonvested shares, at
end of year	39,629	$84.07	68,893	$83.21	101,247	$82.86

As of December 31, 2011, there was approximately $2 million of total unrecognized compensation cost related to restricted stock granted under the 2007 Plan.  The cost is expected to be recognized over a remaining weighted-average period of approximately 1 year.

Restricted Stock Units
Restricted stock units, which are rights to receive shares of company stock, were granted from 2007 through 2011 under the 2007 Plan.  The fair value of each restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock unit activity:

	Restricted Stock Units			Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of December 31, 2011 (in millions)
Outstanding, January 1, 2009	60,649			$83.08
Granted	120,685			$74.40
Vested	(11,885)			$79.77
Forfeited	(6,251)			$80.20
Outstanding, December 31, 2009	163,198			$77.01
Granted	126,330		$—	$84.57
Vested	(33,825)		$—	$78.41
Forfeited	(13,481)	$		$79.71
Outstanding, December 31, 2010	242,222		$—	$80.61
Granted	127,920		$—	$98.25
Vested	(54,350)		$—	$79.67
Forfeited	(16,430)	$		$80.70
Outstanding, December 31, 2011	299,362		$—	$88.31	2.24	$28.8

As of December 31, 2011, there was approximately $20.5 million of total unrecognized compensation cost related to restricted stock units granted under the 2007 Plan.  The cost is expected to be recognized over a remaining weighted-average period of approximately 4 years.

Employee Stock Purchase Plans
The fair value of the employees’ purchase rights under the 1988 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	20%	23%	35%
Risk-free interest rate	0.06%	0.15%	0.14%
Expected life (in years)	.25	.25	.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$20.35	$18.27	$16.71

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

We sold 96,362 shares for $8.1 million, 96,586 shares for $7.4 million and 109,025 shares for $6.8 million under the 1988 ESPP to employees in 2011, 2010 and 2009, respectively.  At December 31, 2011, 35,656 shares remain authorized under the 1988 ESPP; however, we do not intend to issue shares from this plan after December 31, 2011. At December 31, 2011, 600,000 shares remain authorized under the 2011 ESPP.

We currently issue new shares to satisfy stock option exercises, restricted stock issuances and ESPP stock purchases.

9. OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2011	2010	2009

Interest and investment income	$(8.2)	$(5.2)	$(5.7)
Net realized gains on investments	(0.7)	(0.6)	—
Other-than-temporary impairment losses on investments	2.1	0.2	3.5
Foreign non-income tax relief	—	—	(4.6)
Miscellaneous other items	(0.8)	1.7	(0.1)
Other (income) expense, net	$(7.6)	$(3.9)	$(6.9)

Other-than-temporary impairment losses on investments were recorded in 2011, 2010 and 2009 on certain of our available-for-sale investments in light of the continuing declines in their market prices at that time.  We did not believe these particular investments would recover their carrying value.

10. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income including noncontrolling interests to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Net income including noncontrolling interests	$178.0	$186.9	$149.2
Adjustments to reconcile net income including
noncontrolling interests to net cash provided by
operating activities (net of effects of acquisitions):
Depreciation and amortization	121.0	108.9	101.7
Share-based compensation	10.7	10.2	9.1
Foreign currency economic hedges, net	(2.9)	(3.2)	2.5
Losses (gains) on dispositions of securities	1.5	(0.5)	3.5
Excess tax benefits from share-based compensation	(3.2)	(2.9)	(0.7)
(Increase) decrease in accounts receivable, net	(20.1)	(37.0)	4.3
(Increase) decrease in inventories, net	(44.0)	(15.9)	35.8
Decrease (increase) in other current assets	0.8	(9.3)	11.8
(Decrease) increase in accounts payable
and other current liabilities	(6.6)	9.1	6.1
Increase (decrease) in income taxes payable	15.3	(19.3)	8.7
Decrease in deferred income taxes	(1.6)	(6.5)	(11.6)
Purchased intangible asset impairment	—	—	3.8
Other	10.9	5.4	0.9
Net cash provided by operating activities	$259.8	$225.9	$325.1

Non-cash investing activities:
Purchased marketable securities and investments	$11.6	$—	$—

11. COMMITMENTS AND CONTINGENT LIABILITIES

Rents and Leases

Net rental expense under operating leases was $42.4 million, $38.3 million and $37.0 million in 2011, 2010 and 2009, respectively.  Leases are principally for facilities and automobiles.

Annual future minimum lease payments at December 31, 2011 under operating leases are as follows: 2012 - $34.9 million; 2013 - $27.2 million; 2014 - $21.4 million; 2015 - $14.5 million; and 2016 and beyond - $50.3 million.

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of the Board of Directors.  Bio-Rad has no liability other than for the current year’s contribution.  Contribution expense was $12.1 million, $12.2 million and $11.5 million in 2011, 2010 and 2009, respectively.

Other Post-Employment Benefits

In several foreign locations we are statutorily required to provide a lump sum severance or termination indemnity to our employees.  Under these plans, the vested benefit obligation at December 31, 2011 and 2010 was $27.1 million and $28.8 million, respectively, and has been included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.  These plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets to settle these obligations.

Purchase Obligations

As of December 31, 2011, we had purchase obligations of $73.0 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty.

Letters of Credit

In the ordinary course of business, we are at times required to post letters of credit.  The letters of credit are issued by our banks to guarantee our obligations to various parties including insurance companies. We were contingently liable for $12.6 million of standby letters of credit with banks as of December 31, 2011.

Contingent Consideration

In connection with our acquisition of QuantaLife in October 2011 (see Note 2), we recorded contingent consideration relating to amounts potentially payable to QuantaLife shareholders. The contingent consideration was recognized at its estimated fair value of $24.1 million, both on the date of the acquisition and as of December 31, 2011, and was determined based on a probability-weighted income approach. The contingent consideration could reach $48 million upon the achievement of certain sales and development milestones.

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

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al., Case No. MSC11-00854. In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on September 30, 2011, the court sustained our demurrer and dismissed the complaint, without prejudice, and granted the plaintiff until February 29, 2012 to file an amended complaint.  (The parties subsequently agreed to extend that date to March 29, 2012, subject to court approval.) The court denied our motion to stay this matter because it dismissed the complaint.

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

Information regarding industry segments at December 31, 2011, 2010, and 2009 and for the years then ended is as follows (in millions):

		Life Science		Clinical Diagnostics	Other Operations

Segment net sales	2011	$694.7		$1,363.8	$15.0
	2010	648.1		1,265.3	13.7
	2009	631.5		1,139.9	12.8

Allocated interest expense	2011	$14.0		$38.9	$0.2
	2010	17.1		46.4	0.2
	2009	13.9		32.8	0.3

Depreciation and amortization	2011	$17.3		$93.2	$0.2
	2010	15.0		84.9	0.2
	2009	16.5		78.2	0.3

Segment profit	2011	$45.7		$197.9	$1.2
	2010	51.1		171.4	1.4
	2009	38.6	(1)	145.7	0.9

Segment assets	2011	$357.4		$854.8	$5.7
	2010	332.0		807.0	6.1

Capital expenditures	2011	$15.4		$71.6	$—
	2010	10.6		62.3	0.1

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

The difference between total segment allocated interest expense, depreciation and amortization, and capital expenditures and the corresponding consolidated amounts is attributable to our corporate headquarters.  The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2011	2010	2009
Total segment profit	$244.8	$223.9	$185.2
Foreign exchange losses	(13.8)	(3.9)	(5.0)
Net corporate operating, interest and other expense, net not allocated to segments	(2.8)	(3.6)	(1.3)
Other income (expense), net	7.6	3.9	6.9
Consolidated income before taxes	$235.8	$220.3	$185.8

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2011	2010
Total segment assets	$1,217.9	$1,145.1
Cash and other current assets	968.2	1,197.2
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	(27.3)	(20.3)
Goodwill, net	468.9	364.0
Other long-term assets	469.1	376.8
Total assets	$3,096.8	$3,062.8

The following presents net sales to external customers by geographic area based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2011	2010	2009
Europe	$896.4	$842.6	$814.4
Pacific Rim	398.4	347.8	291.5
United States	631.0	600.5	565.8
Other (primarily Canada and Latin America)	147.7	136.2	112.5
Total net sales	$2,073.5	$1,927.1	$1,784.2

The following presents Other assets and Property, plant and equipment, net by geographic area based upon the location of the asset (in millions):

	December 31,
	2011	2010
Europe	$180.9	$181.8
Pacific Rim	26.0	23.1
United States	338.7	287.8
Other (primarily Canada and Latin America)	13.4	13.9
Total Other assets and Property, plant and equipment, net	$559.0	$506.6

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2011 and 2010 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$485.1	$521.7	$516.5	$550.2
Gross profit	277.6	293.1	296.2	311.0
Net income attributable to Bio-Rad	33.0	40.0	45.9	59.2
Basic earnings per share	$1.18	$1.43	$1.63	$2.11
Diluted earnings per share	$1.16	$1.41	$1.61	$2.08

2010
Net sales	$454.2	$467.7	$471.5	$533.7
Gross profit	257.1	268.3	266.3	299.7
Net income attributable to Bio-Rad	34.9	38.0	44.8	67.9
Basic earnings per share	$1.27	$1.37	$1.62	$2.44
Diluted earnings per share	$1.24	$1.35	$1.59	$2.41

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to Bio-Rad is made known to management, including the Chief Executive Officer and Chief Financial Officer.

We have determined that the material weakness in our internal control over financial reporting that was previously disclosed as of December 31, 2010 was remediated as of December 31, 2011. As stated in “Item 9A. Controls and Procedures” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and “Item 4. Controls and Procedures” contained in our quarterly reports on Form 10-Q during 2011, management had identified three significant deficiencies in our internal control over financial reporting that, when considered and taken together, had constituted a material weakness in our internal control over financial reporting as of those dates. These three significant deficiencies were the result of:  (i) a number of entity-level control deficiencies, including our lack of a comprehensive FCPA policy and training program; our lack of a formal, effective disclosure committee to facilitate our compliance with Section 302 of the Sarbanes-Oxley Act of 2002; inadequate policies regarding enterprise-wide risk assessment and management related to doing business in high-risk, emerging markets; our failure to perform background checks on certain parties prior to entering into material contracts with such parties; our lack of compliance with our existing Code of Business Ethics and Conduct in certain countries; and ineffective disclosure of significant exceptions to compliance with company policies through our quarterly management sub-certification process; (ii) a number of control deficiencies related to our expenditure processes at certain of our international subsidiaries and (iii) a number of control deficiencies related to our revenue and accounts receivable processes at certain of our international subsidiaries.

In response to, and following identification of, the material weakness, management has enhanced the operation of a number of existing controls related to Bio-Rad's internal control over financial reporting, including our previously existing controls and processes for FCPA compliance, and implemented additional controls. We have determined that these enhancements have remediated the significant deficiencies that, when taken and considered together, constituted the material weakness described above to the extent that a material weakness no longer exists as of December 31, 2011. The enhancements we have implemented include:

•
Company-wide, comprehensive training of our personnel in the requirements of the FCPA, including training with respect to those areas of our operations that are most likely to raise FCPA compliance concerns;

•
With the assistance of special counsel to the Audit Committee, who have extensive experience in the area of FCPA compliance, our adoption of a comprehensive FCPA compliance policy which we have determined is appropriate for us in light of our worldwide operations, particularly in geographical areas that present challenges to regulatory compliance because of less mature legal frameworks, and which specifically includes:

◦	Specific Procedures for engaging third party distributors, agents and similar representatives; and

◦	Pre-approval of certain customer-related expenditures;

•	Formation and operation of a formal Disclosure Committee;

•	Global reorganization of our finance department in which finance managers report directly to our Chief Financial Officer;

•	Our hiring of a Corporate Compliance Officer, who reports directly to our Chief Executive Officer, to assist with anti-corruption and other compliance matters;

•	Implementation of new expenditure approval processes in some countries;

•	An increase in audit scope by our internal audit department to test for pre-approval of certain customer-related expenditures;

•	An increase in the number of locations audited by our internal audit department;

•	Imposition of personnel actions for non-compliance with our policies; and

•
Our determination that, in the future, FCPA compliance will be a point of emphasis to be evaluated periodically by our internal legal and audit departments, and that a report on our FCPA compliance will be provided regularly to the Audit Committee.

Implementation of the actions described above and resulting improvements in controls have strengthened internal control over financial reporting and have, in particular, addressed the related material weakness that was identified as of December 31, 2010 and the end of subsequent fiscal quarters. As part of the 2011 assessment of internal control over financial reporting, management tested and evaluated these additional controls to assess whether they are operating effectively and as of December 31, 2011, we determined that such controls were successfully tested and the material weakness was remediated. However, we continue to have a significant deficiency related to our revenue process, and we have identified two additional significant deficiencies with respect to (i) reagent rental controls at certain of our international subsidiaries and (ii) multiple controls for various business processes at a more limited number of minor international subsidiaries. We are continuing the process of evaluating and improving our processes and procedures for FCPA compliance.

Changes to Internal Control Over Financial Reporting

Other than the implementation and operation of controls implemented to address the material weakness described above, there were no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (Exchange Act). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of our financial statements presented in accordance with generally accepted accounting principles.  An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of Bio-Rad's internal control over financial reporting as of December 31, 2011.

Based on that evaluation and assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.  Our management reviewed the results of its evaluation and assessment with our Audit Committee.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of Bio-Rad Laboratories, Inc. for the years ended December 31, 2011, 2010 and 2009 and has issued an attestation report on the effectiveness of Bio-Rad's internal control over financial reporting as of December 31, 2011, as stated in their report.

(b)
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bio-Rad Laboratories, Inc.

We have audited Bio-Rad Laboratories, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Bio-Rad Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bio-Rad Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bio-Rad Laboratories, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and changes in stockholders' equity and comprehensive income, for each of the three years in the period ended December 31, 2011 and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
February 29, 2012

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2012 annual meeting of stockholders (the “2012 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Bio-Rad’s Board of Directors has determined that Mr. Louis Drapeau is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.  Mr. Drapeau is also an “independent” director, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 303A.02 of the New York Stock Exchange (NYSE) Listed Company Manual.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2012 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”  In addition, the information from a portion of the 2012 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2012 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2011
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders (1)	1,188,112	$47.50	1,451,978 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	1,188,112	$47.50	1,451,978

(1)
Consists of the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan, the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(2)
Consists of 816,322 shares available under the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, 35,656 shares available for issuance under the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan, and 600,000 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2012 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2012 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1	Index to Financial Statements – See Item 8 “Financial Statements and Supplementary Data" on page 30 for a list of financial statements.

2	Schedule II Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or the notes thereto.

3	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 73 through 76 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010, and 2009
(in thousands)

Allowance for doubtful accounts receivable

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
2011	$25,052	$15,112	$(6,905)	$33,259
2010	$23,100	$7,984	$(6,032)	$25,052
2009	$19,567	$7,783	$(4,250)	$23,100

Valuation allowance for current and long-term deferred tax assets

	Balance at Beginning of Year	Additions Charged (Credited) to Income Tax Expense	Deductions	Other (A)	Balance at End of Year
2011	$37,015	$6,356	$—	$5,555	$48,926
2010	$37,926	$(2,631)	$—	$1,720	$37,015
2009	$40,663	$6,602	$(9,339)	$—	$37,926

(A)  Due to acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Sanford S. Wadler
Sanford S. Wadler
Secretary

Date:	February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Norman Schwartz	President and Director	February 29, 2012
(Norman Schwartz)

Principal Financial Officer
/s/ Christine A. Tsingos	Vice President,
(Christine A. Tsingos)	Chief Financial Officer	February 29, 2012

Principal Accounting Officer
/s/ James R. Stark	Corporate Controller	February 29, 2012
(James R. Stark)

Other Directors:
/s/ Louis Drapeau	Director	February 29, 2012
(Louis Drapeau)

/s/ Albert J. Hillman	Director	February 29, 2012
(Albert J. Hillman)

/s/ Dr. Ted W. Love	Director	February 29, 2012
(Dr. Ted. W. Love)

/s/ Deborah J. Neff	Director	February 29, 2012
(Deborah J. Neff)

/s/ Alice N. Schwartz	Director	February 29, 2012
(Alice N. Schwartz)

/s/ David Schwartz	Director	February 29, 2012
(David Schwartz)

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

2.1	Share Purchase Agreement as of May 14, 2007 by and among Bio-Rad Laboratories, Inc. and certain selling shareholders regarding the purchase of 77.6765% of the equity of DiaMed Holding AG. (1)

3.1	Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (2)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (2)

3.2	Bylaws of Bio-Rad Laboratories, Inc. (2)

4.1	Indenture dated as of August 11, 2003 for 7.50% Senior Subordinated Notes due 2013 among Bio-Rad
Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Exchange and Registration Rights Agreement dated as of August 11, 2003 for 7.50% Senior Subordinated
Notes due 2013. (3)

4.3	Indenture dated as of May 26, 2009 for 8.00% Senior Subordinated Notes due 2016 Among Bio-Rad
Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as Trustee. (4)

4.4	Exchange and Registration Rights Agreement dated as of May 26, 2009 for 8.00% Senior Subordinated Notes due 2016. (4)

4.5	Indenture dated as of December 9, 2010 for 4.875% Senior Notes due 2020 among Bio-Rad Laboratories, Inc., as Issuer, and Wilmington Trust FSB, as Trustee. (5)

10.1	Second Amended and Restated Credit Agreement, dated as of June 21, 2010, by and among Bio-Rad
Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A. as administrative agent, Union
Bank of California N.A., and Wells Fargo Bank, N.A., as co-syndication agents, and Bank of America, N.A. and
HSBC Bank USA, National Association, as co-documentation agents. (6)

10.2	Second Amended and Restated Security Agreement, dated as of June 21, 2010, between Bio-Rad
Laboratories, Inc. and JPMorgan Chase Bank, N.A., as administrative agent. (6)

10.3	Second Amended and Restated Pledge Agreement, dated as of June 21, 2010, between Bio-Rad
Laboratories, Inc. and JPMorgan Chase Bank, N.A., as administrative agent. (6)

Exhibit No.

10.4	1994 Stock Option Plan. (7)

10.4.1	Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 28, 1998. (8)

10.4.2	Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated December 6, 1999. (8)

10.4.3	Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated September 19, 2000. (8)

10.4.4	Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 25, 2001. (8)

10.4.5	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated February 18, 2009. (9)

10.4.6	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated December 12, 2011.

10.5	Amended and Restated 1988 Employee Stock Purchase Plan. (10)

10.5.1	Amendment to the Amended 1988 Employee Stock Purchase Plan. (11)

10.5.2	Amendment to the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan (12)

10.6	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan (13)

10.7	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (14)

10.8	2003 Stock Option Plan. (15)

10.8.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (16)

10.9	2007 Incentive Award Plan. (17)

10.9.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007
Incentive Award Plan. (18)

10.10	Form of Indemnification Agreement (19)

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's
Annual Report on Form 10-K for the year ended December 31, 2011, is furnished in XBRL (Extensible
Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance
Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in
Stockholders' Equity and Comprehensive Income, (v) Notes to Consolidated Financial Statements and
(vi) Schedule II - Valuation and Qualifying Accounts.

(1)	Incorporated by reference to Exhibit 2.1 to Bio-Rad’s June 30, 2007 Form 10-Q filing, dated August 8,
2007 (File No. 001-07928; Film No., 071035483).

(2)	Incorporated by reference to the Exhibits to Bio-Rad's Form 10-K filing for the fiscal year ended
December 31, 2010 (File No. 001-07928; Film No.11645568).

(3)	Incorporated by reference to the Exhibits to Bio-Rad’s Form S-4 filing, dated September 19, 2003
(File No. 333-108957; Film No. 03903026).

(4)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 8-K filing, dated May 28, 2009 (File No. 001-07928; Film No. 09856654).

(5)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 8-K filing, dated December 9, 2010
(File No. 001-07928; Film No. 101242545).

(6)	Incorporated by reference to the Exhibits to Bio-Rad’s 8-K filing, dated June 25, 2010 (File No. 001-07928; Film No. 10917383).

(7)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated April 29, 1994 (File No. 033-53337; Film No. 94525059).

(8)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2000, dated March 28, 2001 (File No. 001-7928; Film No. 1582270).

(9)	Incorporated by reference to Exhibit 10.4.5 to Bio-Rad’s June 30, 2009 Form 10-Q filing, dated August 5, 2009
(File No. 001-07928; Film No. 09988587).

(10)	Incorporated by reference to Exhibit 10.5 to Bio-Rad’s September 30, 1998 Form 10-Q filing, dated
November 12, 1998 (File No. 001-7928; Film No. 98743709).

(11)	Incorporated by reference to Exhibit 10.5.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2003, dated March 15, 2004 (File No. 001-7928; Film No. 04669434).

(12)	Incorporated by reference to Exhibit 10.5.2 to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2009, dated February 26, 2010 (File No. 001-07928; Film No. 10640714).

(13)	Incorporated by reference to Exhibit 10.9 to Bio-Rad's June 30, 2011 Form 10-Q filing, dated August 4, 2011 (File No. 001-07928; Film No. 111008011).

(14)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997 Form 10-Q filing, dated
November 13, 1997 (File No. 001-7928; Film No. 9771652).

(15)	Incorporated by reference to Exhibit 10.7 to Bio-Rad’s March 31, 2003 Form 10-Q filing, dated
May 13, 2003 (File No. 001-7928; Film No. 03696450).

(16)	Incorporated by reference to Exhibit 10.7.1 to Bio-Rad’s March 31, 2007 Form 10-Q filing, dated May 4, 2007
(File No. 001-7928; Film No. 07819469).

(17)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated July 30, 2007 (File No. 333-144926; Film No. 071010234).

(18)	Incorporated by reference to Exhibit to 10.8.1 Bio-Rad’s September 30, 2009 Form 10-Q filing, dated November 4, 2009 (File No. 001-07928; File No. 091158805).

(19)	Incorporated by reference to Exhibit 10.1 to Bio-Rad's Form 8-K filing, dated June 28, 2011 (File No. 001-07928; Film No. 11735120).