Form 10-Q
period 2012-03-31
BIO RAD LABORATORIES INC
filed 2012-05-10
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at April 24, 2012
Class A Common Stock, Par Value $0.0001 per share	23,118,842
Class B Common Stock, Par Value $0.0001 per share	5,125,234

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2012

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS:	(Unaudited)
Cash and cash equivalents	$533,812	$574,231
Short-term investments	273,238	238,884
Accounts receivable, net	387,619	398,674
Inventories:
Raw materials	102,444	99,326
Work in process	125,813	120,191
Finished goods	235,112	213,993
Total inventories	463,369	433,510
Prepaid expenses, taxes and other current assets	159,410	152,856
Total current assets	1,817,448	1,798,155
Property, plant and equipment, at cost	925,489	881,912
Less: accumulated depreciation and amortization	(556,290)	(532,411)
Property, plant and equipment, net	369,199	349,501
Goodwill, net	480,060	468,933
Purchased intangibles, net	258,312	259,497
Other assets	262,855	220,717
Total assets	$3,187,874	$3,096,803

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$109,571	$129,124
Accrued payroll and employee benefits	119,749	112,564
Notes payable and current maturities of long-term debt	809	814
Income and other taxes payable	50,032	52,285
Accrued royalties	22,933	25,219
Other current liabilities	140,986	139,109
Total current liabilities	444,080	459,115
Long-term debt, net of current maturities	731,899	731,698
Other long-term liabilities	171,849	161,608
Total liabilities	1,347,828	1,352,421

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Class A common stock, issued and outstanding - 23,112,346 at 2012 and 23,020,215 at 2011	2	2
Class B common stock, issued and outstanding - 5,130,409 at 2012 and 5,164,765 at 2011	1	1
Additional paid-in capital	192,341	185,334
Retained earnings	1,390,915	1,359,910
Accumulated other comprehensive income	256,390	198,690
Total Bio-Rad stockholders’ equity	1,839,649	1,743,937
Noncontrolling interests	397	445
Total stockholders’ equity	1,840,046	1,744,382
Total liabilities and stockholders’ equity	$3,187,874	$3,096,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$486,277	$485,121
Cost of goods sold	207,695	207,510
Gross profit	278,582	277,611
Selling, general and administrative expense	171,293	167,763
Research and development expense	52,923	42,730
Income from operations	54,366	67,118
Interest expense	13,196	16,766
Foreign exchange losses, net	1,441	3,042
Other (income) expense, net	(6,450)	(951)
Income before income taxes	46,179	48,261
Provision for income taxes	(15,235)	(15,323)
Net income including noncontrolling interests	30,944	32,938
Net loss attributable to noncontrolling interests	61	101
Net income attributable to Bio-Rad	$31,005	$33,039

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$1.10	$1.18
Weighted average common shares - basic	28,201	27,904

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$1.09	$1.16
Weighted average common shares - diluted	28,553	28,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income including noncontrolling interests	$30,944	$32,938
Other comprehensive income:
Foreign currency translation adjustments	34,369	20,788
Other post-employment benefits adjustments, net of tax expense of $0.	6	—
Net unrealized holding gains on available-for-sale investments, net of tax expense of $11.2 million and $6.2 million for the three months ended March 31, 2012 and 2011, respectively.	19,254	10,624
Reclassification adjustments for gains included in Net income including noncontrolling interests, net of tax expense of $2.4 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.	4,084	141
Other comprehensive income, net of tax	57,713	31,553
Comprehensive income	88,657	64,491
Comprehensive loss attributable to noncontrolling interests	48	188
Comprehensive income attributable to Bio-Rad	$88,705	$64,679

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Cash received from customers	$501,075	$496,749
Cash paid to suppliers and employees	(428,733)	(436,430)
Interest paid	(12,340)	(22,189)
Income tax payments	(25,010)	(18,373)
Investment proceeds and miscellaneous receipts, net	609	1,264
Excess tax benefits from share-based compensation	(341)	(1,239)
Net cash provided by operating activities	35,260	19,782
Cash flows from investing activities:
Capital expenditures	(34,654)	(17,809)
Proceeds from sale of property, plant and equipment	—	23
Payments for acquisitions, net of cash received, and long-term investments	(15,329)	(3,571)
Payments on purchases of intangible assets	(245)	(103)
Purchases of marketable securities and investments	(185,468)	(89,746)
Sales of marketable securities and investments	27,721	2,707
Maturities of marketable securities and investments	123,100	38,825
Payments for foreign currency economic hedges, net	(1,410)	(7,619)
Net cash used in investing activities	(86,285)	(77,293)
Cash flows from financing activities:
Net borrowings on line-of-credit arrangements and notes payable	139	2,385
Payments on long-term borrowings	(225)	(225,763)
Proceeds from issuance of common stock	3,464	7,638
Debt issuance costs on long-term borrowings	—	(242)
Excess tax benefits from share-based compensation	341	1,239
Net cash provided by (used in) financing activities	3,719	(214,743)
Effect of foreign exchange rate changes on cash	6,887	(6,389)
Net decrease in cash and cash equivalents	(40,419)	(278,643)
Cash and cash equivalents at beginning of period	574,231	906,551
Cash and cash equivalents at end of period	$533,812	$627,908
Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$30,944	$32,938
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	31,096	28,115
Share-based compensation	3,136	2,783
Foreign currency economic hedges, net	1,410	7,619
(Gains) losses on dispositions of securities	(6,247)	51
Excess tax benefits from share-based compensation	(341)	(1,239)
Decrease in accounts receivable	17,582	10,901
Increase in inventories	(15,502)	(20,685)
Increase in other current assets	(4,617)	(8,466)
Decrease in accounts payable and other current liabilities	(7,780)	(31,861)
Decrease in income taxes payable	(10,436)	(4,514)
Other	(3,985)	4,140
Net cash provided by operating activities	$35,260	$19,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” "the Company" and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Correction of Immaterial Errors Related to Prior Periods

During the first quarter of 2012, we identified an error in the consolidated financial statements for the years 2007 through 2011, related to a foreign supplemental tax associated with social benefits. We incorrectly interpreted and applied the local statutes to our circumstances. We estimate that we will be required to pay an amount of $6.1 million, which includes taxes, penalties and interest. The foreign supplemental tax, and the related penalties and interest, are not deductible for income tax purposes, and as such this error does not have an impact on Bio-Rad's tax provision.

Additionally, we identified two other errors pertaining to prior periods, both related to income taxes, as follows:

•	an overstatement of income tax expense in the first quarter of 2011 in the amount of $1.6 million, due to a delay in recognizing a reduction in a foreign tax rate; and

•	an understatement of income tax expense over the years 2008 to 2011 in the amount of $0.9 million, due to claiming a tax deduction in excess of a statutory limit.

The effect of the errors on the 2007, 2008, 2009, 2010 and 2011 consolidated financial statements would have been charges of $1.1 million, $1.5 million, $1.3 million and $1.6 million, and a $0.1 million benefit, respectively.

Management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of these errors was significant to the three-month period ended March 31, 2012, their correction would not be material to any individual prior period or for the year ending December 31, 2012, nor did it have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we have corrected these errors in the results of operations for the three-month period ended March 31, 2012 as follows: (i) $4.1 million charge to Cost of goods sold; (ii) $1.2 million charge to Interest expense; (iii) $0.8 million charge to Other (income) expense, net; and (iv) an income tax benefit of $0.7 million.

Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance in regard to fair value measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). We adopted this guidance as of January 1, 2012 and it did not have a material impact on our results of operations or financial position.

In June 2011, the FASB issued guidance in regard to the presentation of comprehensive income. In the new guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We adopted this guidance using the two separate but consecutive statements as of January 1, 2012.

2.ACQUISITIONS

In January 2012, we purchased, for cash, certain assets from a current raw material supplier for approximately $12.5 million. The asset acquisition was accounted for as a business combination and is included in the Clinical Diagnostics segment's results of operations. The fair value of the assets acquired were determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. We expect the goodwill recorded to be deductible for tax purposes. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in the accompanying Condensed Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment. We do not consider the acquisition to be a material business combination and, therefore, have not disclosed the pro forma results of operations as required for material business combinations.

In October 2011, we acquired all of the issued and outstanding stock of QuantaLife, Inc. (QuantaLife). The fair value of the consideration as of the acquisition date was $179.4 million, which comprised of $150.3 million paid in cash at the closing date, a $5.0 million holdback of cash until the completion of certain post-closing matters, and $24.1 million in contingent consideration potentially payable to QuantaLife shareholders. The contingent consideration was recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach, and could reach $48 million upon the achievement of certain sales and development milestones. The contingent consideration for the development milestone was valued based on assumptions regarding the probability of achieving the milestone, with such amounts discounted to present value. The contingent consideration for the sales milestones were valued based on a statistical significant number of simulations for each potential outcome. The operating results of this business are included in the results of operations of our Life Science segment from the acquisition date. The acquisition was accounted for as a business combination. We do not consider the QuantaLife acquisition to be a material business combination and, therefore, have not disclosed the pro forma results of operations as required for material business combinations.

The fair values of the net assets acquired as of the acquisition date were determined to be $106.1 million of goodwill, $94.7 million of intangible assets and $21.4 million of net tangible liabilities. We do not expect the goodwill recorded to be deductible for tax purposes. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

The determination of the fair value of net assets acquired of QuantaLife was based upon valuation information, estimates and assumptions available at October 4, 2011. We are still finalizing our analysis of a limited number of acquired tax attributes which could affect the fair values of certain deferred tax assets and goodwill. As a result, as of March 31, 2012, our accounting for the acquisition remains preliminary.

3.FAIR VALUE MEASUREMENTS

We determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction between market participants at the measurement date.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1: Quoted prices in active markets for identical instruments

•	Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)

•	Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2012 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$146.3	$—	$146.3
Municipals	—	5.0	—	5.0
Foreign government obligations	—	8.7	—	8.7
Time deposits	26.0	5.0	—	31.0
Money market funds	7.0	—	—	7.0
Total cash equivalents	33.0	165.0	—	198.0
Available-for-sale investments (b):
Corporate debt securities	—	170.1	—	170.1
Brokered certificates of deposit	—	1.8	—	1.8
U.S. government sponsored agencies	—	57.9	—	57.9
Foreign government obligations	—	10.1	—	10.1
Municipal obligations	—	3.1	—	3.1
Marketable equity securities	175.5	—	—	175.5
Asset-backed securities	—	18.8	—	18.8
Total available-for-sale investments	175.5	261.8	—	437.3
Forward foreign exchange contracts (c)	—	0.3	—	0.3
Total financial assets carried at fair value	$208.5	$427.1	$—	$635.6

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.6	$—	$0.6
Contingent consideration (e)	—	—	24.7	24.7
Total financial liabilities carried at fair value	$—	$0.6	$24.7	$25.3

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2011 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$106.0	$—	$106.0
Bonds	—	8.6	—	8.6
Time deposits	21.6	—	—	21.6
Money market funds	58.3	—	—	58.3
Total cash equivalents	79.9	114.6	—	194.5
Available-for-sale investments (b):
Corporate debt securities	—	170.6	—	170.6
Brokered certificates of deposit	—	1.8	—	1.8
U.S. government sponsored agencies	—	36.9	—	36.9
Foreign government obligations	—	5.7	—	5.7
Municipal obligations	—	5.0	—	5.0
Marketable equity securities	134.8	—	—	134.8
Asset-backed securities	—	11.2	—	11.2
Total available-for-sale investments	134.8	231.2	—	366.0
Forward foreign exchange contracts (c)	—	0.8	—	0.8
Total financial assets carried at fair value	$214.7	$346.6	$—	$561.3

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.2	$—	$1.2
Contingent consideration (e)	—	—	24.1	24.1
Total financial liabilities carried at fair value	$—	$1.2	$24.1	$25.3

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2012	December 31, 2011
Short-term investments	$273.2	$238.8
Other assets	164.1	127.2
Total	$437.3	$366.0

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2012	December 31, 2011
Other current liabilities	$14.9	$8.5
Other long-term liabilities	9.8	15.6
Total	$24.7	$24.1

During the fourth quarter of 2011 we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration could reach $48 million upon the achievement of certain sales and development milestones. The contingent consideration was determined based on a probability-weighted income approach. The significant unobservable inputs used in the fair value measurement of the contingent consideration of achieving the sales milestone were credit adjusted discount rates ranging from 0.82% to 1.38%, projected volatility of growth rates ranging from 7.5% to 15% and a market price of risk of 0.4%. The significant unobservable inputs used in the fair value measurement of the contingent consideration of achieving the development milestone were a 95% probability with a risk-adjusted discount rate of 0.9%. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table provides a reconciliation of the Level 3 contingent consideration measured at fair value based on third party pricing without adjustment for the period ended March 31, 2012 (in millions):

2012
January 1	$24.1
Increase in fair value included in Selling, general and administrative expense	0.6
March 31	$24.7

To estimate the fair value of Level 2 debt securities as of December 31, 2011 and March 31, 2012, our primary pricing service relied on inputs from multiple industry-recognized pricing sources to determine the price for each investment. In addition, they performed reasonableness testing of their prices on a daily basis by comparing them to the prices reported by our custodians as well as prior day prices. If the price difference fell outside of tolerable levels, they investigated the cause and resolved the pricing issue. Based on a review of the results of this analysis, we utilized our primary pricing service for all Level 2 debt securities as none of these securities tested outside of the tolerable levels.

As of March 31, 2012, our primary pricing service inputs for Level 2 cash equivalents (municipal obligations), U.S. government sponsored agencies, municipal obligations, corporate and foreign government bonds and asset-backed securities consisted of market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.  These multiple market prices were used by our primary pricing service as inputs into a distribution-curve based algorithm to determine the daily market value.

As of March 31, 2012, our primary pricing service inputs for Level 2 cash equivalents (commercial paper, including foreign government commercial paper, and time deposits), corporate debt securities (commercial paper), foreign government obligations (commercial paper) and time deposits consisted of dynamic and static security characteristics information obtained from several independent sources of security data.  The dynamic inputs such as credit rating, factor and variable-rate, were updated daily.  The static characteristics included inputs such as day count and first coupon upon initial security creation. These securities were typically priced via mathematical calculations reliant on these observable inputs. Other available-for-sale foreign government obligations were based on indicative bids from market participants.

As of December 31, 2011, our primary pricing service inputs for Level 2 cash equivalents (bonds), U.S. government sponsored agencies, municipal obligations, corporate debt securities (bonds) and asset-backed securities consisted of market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.  These multiple market prices were used by our primary pricing service as inputs into a distribution-curve based algorithm to determine the daily market value.

As of December 31, 2011, our primary pricing service inputs for Level 2 cash equivalents (commercial paper), corporate debt securities (commercial paper), foreign government obligations (commercial paper) and time deposits consisted of dynamic and static security characteristics information obtained from several independent sources of security data.  The dynamic inputs such as credit rating, factor and variable-rate, were updated daily.  The static characteristics included inputs such as day count and first coupon upon initial security creation. These securities were typically priced via mathematical calculations reliant on these observable inputs. Other available-for-sale foreign government obligations were based on indicative bids from market participants.

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2012 and December 31, 2011, and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates published in the Wall Street Journal on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are recorded as Foreign exchange losses (gains), net in the Condensed Consolidated Statements of Income. The cash flows related to these contracts are classified as Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

The following is a summary of our forward foreign currency exchange contracts (in millions):

March 31,
2012

Contracts maturing in April through June 2012 to sell foreign currency:
Notional value	$49.8
Unrealized loss	$—
Contracts maturing in April through June 2012 to purchase foreign currency:
Notional value	$345.1
Unrealized loss	$0.3

Available-for-sale investments consist of the following (in millions):

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$169.7	$0.5	$(0.1)	$170.1
Brokered certificates of deposit	1.8	—	—	1.8
Municipal obligations	3.1	—	—	3.1
Asset-backed securities	18.4	0.1	—	18.5
U.S. government sponsored agencies	58.0	—	(0.1)	57.9
Foreign government obligations	9.7	—	—	9.7
Marketable equity securities	11.8	0.3	—	12.1
	272.5	0.9	(0.2)	273.2
Long-term investments:
Marketable equity securities	57.5	106.4	(0.5)	163.4
Asset-backed securities	0.5	—	(0.2)	0.3
Foreign government obligations	0.4	—	—	0.4
	58.4	106.4	(0.7)	164.1
Total	$330.9	$107.3	$(0.9)	$437.3

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$170.9	$0.1	$(0.4)	$170.6
Brokered certificates of deposit	1.8	—	—	1.8
Municipal obligations	5.0	—	—	5.0
Asset-backed securities	10.8	—	—	10.8
U.S. government sponsored agencies	36.8	0.1	—	36.9
Foreign government obligations	5.4	—	—	5.4
Marketable equity securities	7.7	0.6	—	8.3
	238.4	0.8	(0.4)	238.8
Long-term investments:
Marketable equity securities	57.2	70.0	(0.7)	126.5
Asset-backed securities	0.5	—	(0.1)	0.4
Foreign government obligations	0.3	—	—	0.3
	58.0	70.0	(0.8)	127.2
Total	$296.4	$70.8	$(1.2)	$366.0

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	March 31, 2012	December 31, 2011
Fair value	$94.4	$77.8
Gross unrealized losses for investments in a loss position 12 months or more	$0.3	$0.4
Gross unrealized losses for investments in a loss position less than 12 months	$0.6	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2012.

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2012 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$138.5	$138.5
Mature in one to five years	78.2	78.4
Mature in more than five years	44.9	44.9
Total	$261.6	$261.8

The estimated fair value of financial instruments in the table below has been determined using available market information or other appropriate valuation methodologies.  Estimates are not necessarily indicative of the amounts that could be realized in a current market exchange as considerable judgment is required in interpreting market data used to develop estimates of fair value.  The use of different market assumptions or estimation techniques could have a material effect on the estimated fair value.  Other assets include some financial instruments that have fair values based on market quotations.  Long-term debt, excluding leases and current maturities, has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our financial instruments and the level of the fair value hierarchy within which the fair value measurements is categorized are as follows (in millions):

	March 31, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other assets	$226.8	$343.1	1	$186.6	$252.4	1
Total long-term debt, excluding leases and current maturities	$719.3	$766.3	2	$719.1	$759.1	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 30% of the outstanding voting shares (excluding treasury shares) of Sartorius as of March 31, 2012.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  In addition, the ordinary voting stock of Sartorius is thinly traded. Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Condensed Consolidated Balance Sheets.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2012:
Goodwill	$176.8	$319.3	$496.1
Accumulated impairment losses	(27.2)	—	(27.2)
Goodwill, net	149.6	319.3	468.9

Acquisitions	—	1.1	1.1
Currency fluctuations	—	10.1	10.1

Balances as of March 31, 2012:
Goodwill	176.8	330.5	507.3
Accumulated impairment losses	(27.2)	—	(27.2)
Goodwill, net	$149.6	$330.5	$480.1

In conjunction with the acquisition of certain assets from a current raw material supplier in January 2012 (see Note 2), we recorded $1.1 million of goodwill and $5.1 million of definite-lived intangible assets considered developed product technology.

Other than goodwill, we have no significant intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	March 31, 2012
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$101.7	$(33.8)	$67.9
Know how	1-14	190.6	(52.5)	138.1
Developed product technology	1-10	53.7	(26.5)	27.2
Licenses	1-8	35.6	(16.5)	19.1
Tradenames	1-10	30.3	(24.4)	5.9
Covenants not to compete	1-7	5.9	(5.8)	0.1
Patents	—	1.0	(1.0)	—
Other	—	0.1	(0.1)	—
		$418.9	$(160.6)	$258.3

	December 31, 2011
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$98.7	$(30.9)	$67.8
Know how	1-14	187.0	(45.7)	141.3
Developed product technology	1-11	47.6	(24.6)	23.0
Licenses	1-9	35.6	(15.7)	19.9
Tradenames	1-10	29.5	(22.1)	7.4
Covenants not to compete	1-7	5.8	(5.7)	0.1
Patents	—	1.0	(1.0)	—
Other	—	0.1	(0.1)	—
		$405.3	$(145.8)	$259.5

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011

Amortization expense	$10.8	$8.8

5.PRODUCT WARRANTY LIABILITY

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

December 31, 2011	$16.4
Provision for warranty	3.9
Actual warranty costs	(4.9)
March 31, 2012	$15.4

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2012	December 31, 2011

8.0% Senior Subordinated Notes due 2016	$296.4	$296.3
4.875% Senior Notes due 2020	422.9	422.8
Capital leases and other debt	13.0	13.2
	732.3	732.3
Less current maturities	(0.4)	(0.6)
Long-term debt	$731.9	$731.7

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2012.  The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement and the Senior Subordinated Notes due 2016 require Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of March 31, 2012.

7.NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

January 1, 2012	$0.4
Net loss attributable to noncontrolling interests	(0.1)
Currency fluctuations	0.1
March 31, 2012	$0.4

8.EARNINGS PER SHARE

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Basic weighted average shares outstanding	28,201	27,904
Effect of potentially dilutive stock options and restricted stock awards	352	485
Diluted weighted average common shares	28,553	28,389
Anti-dilutive shares	112	54

9.OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2012	2011
Interest and investment income	$(1.0)	$(0.7)
Realized gains on investments	(6.5)	(0.2)
Miscellaneous other (income) expense items	1.0	(0.1)
Other (income) expense, net	$(6.5)	$(1.0)

10.INCOME TAXES

Our effective tax rate was 33% and 32% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates and research and development tax credits. The effective tax rate for the first quarter of 2011 also reflected a tax benefit from nontaxable dividend income. The first quarter of 2012 effective tax rate does not include tax benefits from U.S. federal research credits and nontaxable dividend income that both expired in 2011.

As of March 31, 2012, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3 million. Substantially all such amounts will impact our effective income tax rate.

We record liabilities related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

11.SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2012 and 2011 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2012	$154.8	$327.2	$4.3
	2011	$154.5	$327.2	$3.4

Segment profit (loss)	2012	$(3.9)	$45.7	$0.9
	2011	$3.1	$48.0	$0.2

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

	Three Months Ended
	March 31,
	2012	2011
Total segment profit	$42.7	$51.3
Foreign exchange losses, net	(1.4)	(3.0)
Net corporate operating, interest and other expense not allocated to segments	(1.6)	(1.0)
Other income (expense), net	6.5	1.0
Consolidated income before taxes	$46.2	$48.3

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

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al., Case No. MSC11-00854. In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on September 30, 2011, the court sustained our demurrer and dismissed the complaint, without prejudice, and granted the plaintiff additional time to file an amended complaint.   The court denied our motion to stay this matter because it dismissed the complaint. The parties have agreed to a stipulated dismissal of this case, without prejudice, and to a tolling of the statute of limitations pending the resolution of the DOJ and SEC investigations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2011 and this report for the quarter ended March 31, 2012.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is becoming increasingly uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 32% of our year-to-date 2011 consolidated net sales are derived from the United States and approximately 68% are derived from international locations.  The international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, Singapore Dollar and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

During the first quarter of 2012, we identified an error in the consolidated financial statements for the years 2007 through 2011, related to a foreign supplemental tax associated with social benefits. We incorrectly interpreted and applied the local statutes to our circumstances. We estimate that we will be required to pay an amount of $6.1 million, which includes taxes, penalties and interest. The foreign supplemental tax, and the related penalties and interest, are not deductible for income tax purposes, and as such this error does not have an impact on Bio-Rad's tax provision.

Additionally, we identified two other errors pertaining to prior periods, both related to income taxes, as follows:

•	an overstatement of income tax expense in the first quarter of 2011 in the amount of $1.6 million, due to a delay in recognizing a reduction in a foreign tax rate; and

•	an understatement of income tax expense over the years 2008 to 2011 in the amount of $0.9 million, due to claiming a tax deduction in excess of a statutory limit.

The effect of the errors on the 2007, 2008, 2009, 2010 and 2011 consolidated financial statements would have been charges of $1.1 million, $1.5 million, $1.3 million and $1.6 million, and a $0.1 million benefit, respectively.

Management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of these errors was significant to the three-month period ended March 31, 2012, their correction would not be material to any individual prior period or for the year ending December 31, 2012, nor did it have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we have corrected these errors in the results of operations for the three-month period ended March 31, 2012 as follows: (i) $4.1 million charge to Cost of goods sold; (ii) $1.2 million charge to Interest expense; (iii) $0.8 million charge to Other (income) expense, net; and (iv) an income tax benefit of $0.7 million.

In January 2012, we purchased, for cash, certain assets from a current raw material supplier for approximately $12.5 million. The asset acquisition was accounted for as a business combination and is included in the Clinical Diagnostics segment's results of operations. The fair value of the assets acquired were determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in the accompanying Condensed Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

In October 2011, we acquired all the issued and outstanding stock of QuantaLife, Inc. (QuantaLife). The fair value of the consideration as of the acquisition date was $179.4 million, which comprised of $150.3 million paid in cash at the closing date, a $5.0 million holdback of cash until the completion of certain post-closing matters, and $24.1 million in contingent consideration potentially payable to QuantaLife shareholders. The contingent consideration could reach $48 million upon the achievement of certain sales and development milestones. The operating results of this business are included in the results of operations of our Life Science segment from the acquisition date. This transaction was accounted for as the acquisition of a business. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

The determination of the fair value of net assets acquired of QuantaLife was based upon valuation information, estimates and assumptions available at October 4, 2011. We are still finalizing our analysis of a limited number of acquired tax attributes which could affect the fair values of certain deferred tax assets and goodwill. As a result, as of March 31, 2012, our accounting for the acquisition was preliminary.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended
	March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of goods sold	42.7	42.8
Gross profit	57.3	57.2
Selling, general and administrative expense	35.2	34.6
Research and development expense	10.9	8.8
Net income attributable to Bio-Rad	6.4	6.8

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we have identified accounting for income taxes, valuation of goodwill and long-lived assets, valuation of inventories, warranty reserves, valuation of investments, allowance for doubtful accounts and litigation accruals as the accounting policies and estimates critical to the operations of Bio-Rad.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2011.

Three Months Ended March 31, 2012 Compared to
Three Months Ended March 31, 2011

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first quarter of 2012 increased to $486.3 million from $485.1 million in the first quarter of 2011, a sales increase of 0.2%.  Excluding the impact of foreign currency, first quarter 2012 sales increased by approximately 1.4% compared to the same period in 2011.  Currency neutral sales growth was reflected in all regions except for Europe, which declined by approximately 1.8%.

The Life Science segment sales for the first quarter of 2012 were $154.8 million, an increase of 0.2% compared to the same period last year.  On a currency neutral basis, sales increased 0.7% compared to the first quarter in 2011. The electrophoresis and imaging product lines contributed to the sales growth supported by several recent product launches, as well as new products from QuantaLife. Currency neutral sales growth in the Life Science segment was driven primarily by Europe and the Pacific Rim, while sales in North America and Latin America declined.

The Clinical Diagnostics segment sales for the first quarter of 2012 were $327.2 million, which were primarily unchanged compared to the same period last year.  On a currency neutral basis, sales increased 1.6% compared to the first quarter in 2011.  Clinical Diagnostics product lines generating growth were quality controls, diabetes and BioPlex® 2200 system. The first quarter of 2012 sales as compared to 2011 sales were impacted by a one-time blood typing sale of approximately $8 million in the first quarter of 2011. Currency neutral sales growth was primarily in the U.S. and Asia Pacific, while Europe and most other regions declined primarily due to both spending constraints by public agencies and pricing concessions.

Consolidated gross margins were 57.3% for the first quarter of 2012 compared to 57.2% for the first quarter of 2011.  Life Science segment gross margins for the first quarter of 2012 increased from the same period last year by approximately 0.7%.  The increase was primarily due to a better sales mix of products and service revenue from our selling entities. Clinical Diagnostics segment gross margins for the first quarter of 2012 decreased by approximately 0.4% from the same period last year.  The decrease was primarily due to a foreign supplemental tax associated with social benefits of $4.1 million, partially offset by margin gains in diabetes from lower service and warranty costs and BioPlex® 2200 system on increased reagent pull through, and favorable manufacturing variances.

Selling, general and administrative expenses (SG&A) represented 35.2% of sales for the first quarter of 2012 compared to 34.6% of sales for the first quarter of 2011.  Increases in the spending rate were primarily driven by employee-related costs, our largest cost, associated with an increase in headcount that included acquisitions and merit increases, bad debt provisions primarily associated with public agencies in southern Europe, the inclusion of QuantaLife, customer marketing and valuation expense for the QuantaLife contingent consideration.

Research and development expense increased to $52.9 million or 10.9% of sales in the first quarter of 2012 compared to $42.7 million or 8.8% of sales in the first quarter of 2011.  Life Science segment research and development expense increased in the first quarter of 2012 from the prior year quarter primarily due to QuantaLife and efforts concentrated in chromatography and genomics. Clinical Diagnostics segment research and development expense increased in the first quarter of 2012 from the prior year period primarily due to increased and broad investment in new products in blood typing, quality controls, diabetes and blood virus product lines.

Results of Operations – Non-operating

Interest expense for the first quarter of 2012 decreased by $3.6 million to $13.2 million compared to $16.8 million for the first quarter of 2011 primarily due to the refinancing of a portion of our debt that was completed in January 2011, lowering our borrowing rate. The interest rates on our current borrowings for our $300.0 million of 8.0% Senior Subordinated Notes are fixed through 2016 at 8.0% and for our $425.0 million of 4.875% Senior Notes are fixed through 2020 at 4.875%.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Decreased foreign currency exchange losses, net for the quarter ended March 31, 2012 was primarily attributable to a concentrated effort to pay down intercompany balances, a decrease in the cost to hedge, and less volatility in the estimating process of shipments and payments of intercompany payables.

Other (income) expense, net for the first quarter of 2012 increased to $6.5 million income compared to $1.0 million income for the first quarter of 2011 primarily due to realized gains on investments.

Our effective tax rate was 33% and 32% for the first quarter of 2012 and 2011, respectively. The effective tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates and research and development tax credits. The effective tax rate for the first quarter of 2011 also reflected a tax benefit from nontaxable dividend income. The first quarter of 2012 effective tax rate does not include tax benefits from U.S. federal research credits and nontaxable dividend income that both expired in 2011.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of March 31, 2012.  The Credit Agreement expires on June 21, 2014.

The continuing slow economic growth in developed nations may adversely affect our future results of operations. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in our business.  Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of March 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $87.8 million.

At March 31, 2012, we had available $807.1 million in cash, cash equivalents and short-term investments. Under domestic and international lines of credit, we had $220.1 million available for borrowing as of March 31, 2012, of which $13.1 million is reserved for standby letters of credit issued by our banks to guarantee our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

Cash Flows from Operations

Net cash provided by operations was $35.3 million and $19.8 million for the three months ended March 31, 2012 and 2011, respectively.  The increased cash flows primarily resulted from lower cash paid to employees for lower commissions and bonus payments, and suppliers. Also affecting cash flows from operations was the capitalization of external and internal labor costs for the Enterprise Resource Planning (ERP) project that are categorized as capital expenditures but were considered operating activities in 2011, and a decline in interest paid due to the refinancing of a portion of our debt that was completed in January 2011. We continue to focus on cash flow improvements as a company-wide goal.

Cash Flows from Investing Activities

Capital expenditures totaled $34.7 million and $17.8 million for the three months ended March 31, 2012 and 2011, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory and environmental, and compliance.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures have increased and we anticipate them to continue to increase in future periods due to the implementation of a global single instance ERP platform and to expand our e-commerce platform internationally. The ERP software was purchased in December 2010. The estimated global implementation cost for the single instance ERP platform could reach approximately $150 million and is estimated to take approximately four more years to implement.

In January 2012, we purchased, for cash, certain assets from a current raw material supplier for approximately $12.5 million. The asset acquisition was accounted for as a business combination and is included in the Clinical Diagnostics segment's results of operations. The fair value of the assets acquired were determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in the accompanying Condensed Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

In October 2011, we acquired all the issued and outstanding stock of QuantaLife for a total consideration of $179.4 million that was comprised of $150.3 million in cash, a $5.0 million holdback of cash until the completion of certain post-closing matters, and contingent consideration potentially payable to QuantaLife shareholders. The contingent consideration was recognized at its estimated fair value of $24.1 million and could reach $48 million upon the achievement of certain sales and development milestones. This transaction was accounted for as the acquisition of a business and the operating results of QuantaLife are included in our Life Science segment from the acquisition date. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  It is not certain that any of these discussions will advance beyond the preliminary stages to completion at this time.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.7 million for the three months ended March 31, 2012 and net cash used by financing activities was $214.7 million for the three months ended March 31, 2011.  Cash used in 2011 was attributable to the redemption in January 2011 of our $225.0 million Senior Subordinated Notes due 2013, including a call premium of $2.8 million that was recorded in Interest expense in the Condensed Consolidated Statements of Income.  We have outstanding Senior Notes of $425 million and Senior Subordinated Notes of $300 million, which are not due until 2020 and 2016, respectively.

The Credit Agreement that was entered into in June 2010, is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2014.

The Board of Directors has authorized the repurchase of up to $18 million of Bio-Rad's common stock over an indefinite period of time of which $3.3 million has yet to be repurchased. The Credit Agreement and the indenture governing our 8.0% Senior Subordinated Notes due 2016 restrict our ability to repurchase our stock. We did not repurchase any shares of our common stock during the first three months of 2012 or 2011.

Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance in regard to fair value measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). We adopted this guidance as of January 1, 2012 and it did not have a material impact on our results of operations or financial position.

In June 2011, the FASB issued guidance in regard to the presentation of comprehensive income. In the new guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB deferred the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We adopted this guidance using the two separate but consecutive statements as of January 1, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2012, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In response to and following identification of the material weakness, management has enhanced the operation of a number of existing controls related to Bio-Rad's internal control over financial reporting, including our previously existing controls and processes for FCPA compliance, and implemented additional controls. We have determined that these enhancements have remediated the significant deficiencies that, when taken and considered together, constituted the material weakness described above to the extent that a material weakness no longer exists as of December 31, 2011. The enhancements we have implemented include:

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

Implementation of the actions described above and resulting improvements in controls have strengthened internal control over financial reporting and have, in particular, addressed the related material weakness that was identified as of December 31, 2010 and the end of subsequent fiscal quarters in 2011. As part of the 2011 assessment of internal control over financial reporting, management tested and evaluated these additional controls to assess whether they are operating effectively and as of December 31, 2011, we determined that such controls were successfully tested and the material weakness was remediated. However, we continue to have a significant deficiency related to our revenue process, and we have identified two additional significant deficiencies with respect to (i) reagent rental controls at certain of our international subsidiaries and (ii) multiple controls for various business processes at a more limited number of minor international subsidiaries. We are continuing the process of evaluating and improving our processes and procedures for FCPA compliance.

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

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al., Case No. MSC11-00854. In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on September 30, 2011, the court sustained our demurrer and dismissed the complaint, without prejudice, and granted the plaintiff additional time to file an amended complaint.  The court denied our motion to stay this matter because it dismissed the complaint. The parties have agreed to a stipulated dismissal of this case, without prejudice, and to a tolling of the statute of limitations pending the resolution of the DOJ and SEC investigations.

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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of March 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $87.8 million.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 68% of our net sales for the three months ended March 31, 2012.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

David Schwartz, our co-founder and Chairman of the Board, passed away on April 1, 2012; however, we do not expect Mr. Schwartz's death to affect the Schwartz family's majority voting power.

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

As of March 31, 2012 we and our subsidiaries have approximately $732.7 million of outstanding indebtedness. In addition, we are permitted to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture governing our Senior Subordinated Notes due 2016 (8.0% Notes).

The following chart shows certain important credit statistics.

At March 31, 2012
(dollars in millions)
Total debt	$732.7
Bio-Rad’s stockholders’ equity	$1,839.6
Debt to equity ratio	0.4

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

Item 4. Mine Safety Disclosures

Not applicable.

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

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 10, 2012	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	May 10, 2012	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer