Form 10-Q
period 2012-06-30
BIO RAD LABORATORIES INC
filed 2012-08-09
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at July 31, 2012
Class A Common Stock, Par Value $0.0001 per share	23,193,829
Class B Common Stock, Par Value $0.0001 per share	5,105,222

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2012

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS:	(Unaudited)
Cash and cash equivalents	$456,487	$574,231
Short-term investments	378,770	238,884
Accounts receivable, net	373,817	398,674
Inventories:
Raw materials	93,707	99,326
Work in process	122,227	120,191
Finished goods	233,523	213,993
Total inventories	449,457	433,510
Prepaid expenses, taxes and other current assets	152,541	152,856
Total current assets	1,811,072	1,798,155
Property, plant and equipment, at cost	937,723	881,912
Less: accumulated depreciation and amortization	(557,067)	(532,411)
Property, plant and equipment, net	380,656	349,501
Goodwill, net	466,157	468,933
Purchased intangibles, net	241,341	259,497
Other assets	269,669	220,717
Total assets	$3,168,895	$3,096,803

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$119,448	$129,124
Accrued payroll and employee benefits	113,435	112,564
Notes payable and current maturities of long-term debt	783	814
Income and other taxes payable	32,609	52,285
Accrued royalties	21,445	25,219
Other current liabilities	129,464	139,109
Total current liabilities	417,184	459,115
Long-term debt, net of current maturities	732,054	731,698
Other long-term liabilities	167,165	161,608
Total liabilities	1,316,403	1,352,421

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Class A common stock, shares issued 23,193,951 and 23,020,215 at 2012 and 2011, respectively; shares outstanding 23,193,829 and 23,020,215 at 2012 and 2011, respectively	2	2
Class B common stock, shares issued 5,106,139 and 5,164,765 at 2012 and 2011, respectively; shares outstanding 5,105,222 and 5,164,765 at 2012 and 2011, respectively	1	1
Additional paid-in capital	198,492	185,334
Class A treasury stock at cost, 122 and zero shares at 2012 and 2011, respectively	(12)	—
Class B treasury stock at cost, 917 and zero shares at 2012 and 2011, respectively	(89)	—
Retained earnings	1,439,258	1,359,910
Accumulated other comprehensive income	214,236	198,690
Total Bio-Rad stockholders’ equity	1,851,888	1,743,937
Noncontrolling interests	604	445
Total stockholders’ equity	1,852,492	1,744,382
Total liabilities and stockholders’ equity	$3,168,895	$3,096,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$510,422	$521,656	$996,699	$1,006,777
Cost of goods sold	222,522	228,520	430,217	436,030
Gross profit	287,900	293,136	566,482	570,747
Selling, general and administrative expense	162,256	176,740	333,549	344,503
Research and development expense	52,336	48,210	105,259	90,940
Income from operations	73,308	68,186	127,674	135,304
Interest expense	12,401	12,041	25,597	28,807
Foreign exchange losses, net	1,619	2,744	3,060	5,786
Other (income) expense, net	(6,731)	(4,418)	(13,181)	(5,369)
Income before income taxes	66,019	57,819	112,198	106,080
Provision for income taxes	(17,454)	(17,797)	(32,689)	(33,120)
Net income including noncontrolling interests	48,565	40,022	79,509	72,960
Net (income) loss attributable to noncontrolling interests	(222)	26	(161)	127
Net income attributable to Bio-Rad	$48,343	$40,048	$79,348	$73,087

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$1.71	$1.43	$2.81	$2.61
Weighted average common shares - basic	28,250	28,014	28,226	27,959

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$1.69	$1.41	$2.78	$2.57
Weighted average common shares - diluted	28,610	28,495	28,582	28,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income including noncontrolling interests	$48,565	$40,022	$79,509	$72,960
Other comprehensive income:
Foreign currency translation adjustments	(46,019)	63,322	(11,650)	84,110
Reclassification of realized portion of cumulative translation adjustments due to liquidation, for the three and six months ended June 30, 2012 and 2011, all net of tax expense of $0.	70	—	70	—
Other post-employment benefits adjustments for the three and six months ended June 30, 2012 and 2011, all net of tax expense of $0.	175	—	181	—
Net unrealized holding gains on available-for-sale investments, net of tax expense of $2.0 million for both the three months ended June 30, 2012 and 2011, and $13.2 million and $8.2 million for the six months ended June 30, 2012 and 2011, respectively.	3,434	3,461	22,688	14,085
Reclassification adjustments for gains (losses) included in Net income including noncontrolling interests, net of tax expense of $0.1 million and $0 million for the three months ended June 30, 2012 and 2011, respectively, and $2.5 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.	170	(37)	4,254	104
Other comprehensive (loss) income, net of tax	(42,170)	66,746	15,543	98,299
Comprehensive income	6,395	106,768	95,052	171,259
Comprehensive (income) loss attributable to noncontrolling interests	(207)	186	(159)	373
Comprehensive income attributable to Bio-Rad	$6,188	$106,954	$94,893	$171,632

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Cash received from customers	$1,008,515	$1,020,282
Cash paid to suppliers and employees	(835,174)	(842,830)
Interest paid	(24,101)	(33,296)
Income tax payments	(47,619)	(18,709)
Investment proceeds and miscellaneous receipts, net	7,830	6,405
Excess tax benefits from share-based compensation	(549)	(1,771)
Net cash provided by operating activities	108,902	130,081
Cash flows from investing activities:
Capital expenditures	(75,697)	(42,557)
Proceeds from sales of property, plant and equipment	114	114
Payments for acquisitions, net of cash received, and long-term investments	(18,589)	(5,228)
Payments for purchases of intangible assets	(1,233)	(143)
Payments for purchases of marketable securities and investments	(402,808)	(237,984)
Proceeds from sales of marketable securities and investments	48,971	43,327
Proceeds from maturities of marketable securities and investments	209,200	94,925
Proceeds from (payments for) foreign currency economic hedges, net	3,204	(10,530)
Net cash used in investing activities	(236,838)	(158,076)
Cash flows from financing activities:
Net borrowings on line-of-credit arrangements and notes payable	226	498
Payments on long-term borrowings	(367)	(226,368)
Proceeds from issuance of common stock	6,212	10,458
Debt issuance costs on long-term borrowings	—	(242)
Purchase of treasury stock	(101)	—
Excess tax benefits from share-based compensation	549	1,771
Net cash provided by (used in) financing activities	6,519	(213,883)
Effect of foreign exchange rate changes on cash	3,673	5,628
Net decrease in cash and cash equivalents	(117,744)	(236,250)
Cash and cash equivalents at beginning of period	574,231	906,551
Cash and cash equivalents at end of period	$456,487	$670,301
Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$79,509	$72,960
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	62,749	57,743
Share-based compensation	6,326	5,304
Foreign currency economic hedges, net	(3,204)	10,530
(Gains) losses on dispositions of securities	(6,379)	477
Excess tax benefits from share-based compensation	(549)	(1,771)
Decrease in accounts receivable	19,928	12,665
Increase in inventories	(15,295)	(29,785)
Increase in other current assets	(8,714)	(11,962)
Decrease in accounts payable and other current liabilities	(5,172)	(9,344)
(Decrease) increase in income taxes payable	(14,891)	11,078
Other	(5,406)	12,186
Net cash provided by operating activities	$108,902	$130,081
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

Treasury Shares

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased in the open market as of June 30, 2012. The Amended and Restated Credit Agreement (Credit Agreement) and the indenture governing our 8.0% Senior Subordinated Notes due 2016 limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during the first six months of 2012 or 2011.

Correction of Immaterial Errors Related to Prior Periods

During the first quarter of 2012, we identified an error in the consolidated financial statements for the years 2007 through 2011, related to a foreign supplemental tax associated with social benefits. We incorrectly interpreted and applied the local statutes to our circumstances. During the second quarter of 2012, we paid an amount of $5.6 million that included these foreign supplemental taxes, penalties and interest. We had originally estimated and accrued $6.1 million during the first quarter of 2012. The foreign supplemental tax, and the related penalties and interest, are not deductible for income tax purposes, and as such this error does not have an impact on Bio-Rad's tax provision.

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

Management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we concluded that while the accumulation of these errors was significant to the three-month period ended March 31, 2012, their correction would not be material to any individual prior period or for the year ending December 31, 2012, nor did it have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we corrected these errors in the results of operations for the three-month period ended March 31, 2012 as follows: (i) $4.1 million charge to Cost of goods sold; (ii) $1.2 million charge to Interest expense; (iii) $0.8 million charge to Other (income) expense, net; and (iv) an income tax benefit of $0.7 million.

Recent Accounting Standards Updates

In July 2012, the Financial Accounting Standards Board (FASB) issued guidance in regard to testing indefinite-lived intangible assets for impairment. The new guidance provides entities the option of performing a "qualitative" assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-live asset is impaired and hence if further testing is necessary. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. When adopted, we do not expect this guidance to have a material impact on our consolidated financial statements.

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

In May 2011, the FASB issued guidance in regard to fair value measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). We adopted this guidance as of January 1, 2012 and it did not have a material impact on our results of operations or financial position.

2.ACQUISITIONS

In January 2012, we purchased, for cash, certain assets from a current raw material supplier for approximately $12.5 million. The asset acquisition was accounted for as a business combination and is included in the Clinical Diagnostics segment's results of operations. The fair value of the assets acquired was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. We expect the goodwill recorded to be deductible for tax purposes. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in the accompanying Condensed Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

In October 2011, we acquired all of the issued and outstanding stock of QuantaLife, Inc. (QuantaLife). The fair value of the consideration as of the acquisition date was $179.4 million, which comprised of $150.3 million paid in cash at the closing date, a $5.0 million holdback of cash until the completion of certain post-closing matters, and $24.1 million in contingent consideration potentially payable to QuantaLife shareholders. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach that would reach $48 million upon the achievement of all sales and development milestones. The contingent consideration for the development milestone was valued based on assumptions regarding the probability of achieving the milestone, with such amounts discounted to present value. The contingent consideration for the sales milestones were valued based on a statistically significant number of simulations for each potential outcome. The operating results of this business are included in the results of operations of our Life Science segment from the acquisition date. The acquisition was accounted for as a business combination.

The determination of the fair value of net assets acquired of QuantaLife was based upon valuation information, estimates and assumptions available at October 4, 2011. During the second quarter of 2012, we finalized the determination of fair value for certain acquired tax attributes and adjusted the preliminary carrying values of goodwill and certain other assets and liabilities in order to reflect final information received, resulting in an overall reduction of goodwill of $0.6 million. These measurement period adjustments had no impact on our condensed consolidated results of operations for the three and six months ended June 30, 2012.
The final fair values of the net assets acquired were determined to be $105.5 million of goodwill, $94.7 million of intangible assets and $20.8 million of net tangible liabilities. We do not expect the goodwill recorded to be deductible for tax purposes. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2012 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$81.1	$—	$81.1
Asset-backed securities	—	1.4	—	1.4
U.S. government sponsored agencies	—	12.3	—	12.3
Time deposits	30.0	—	—	30.0
Money market funds	34.2	—	—	34.2
Total cash equivalents	64.2	94.8	—	159.0
Available-for-sale investments (b):
Corporate debt securities	—	192.3	—	192.3
Brokered certificates of deposit	—	2.5	—	2.5
U.S. government sponsored agencies	—	86.4	—	86.4
Foreign government obligations	—	4.2	—	4.2
Municipal obligations	—	8.7	—	8.7
Marketable equity securities	185.8	—	—	185.8
Asset-backed securities	—	68.1	—	68.1
Total available-for-sale investments	185.8	362.2	—	548.0
Forward foreign exchange contracts (c)	—	0.5	—	0.5
Total financial assets carried at fair value	$250.0	$457.5	$—	$707.5

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$3.1	$—	$3.1
Contingent consideration (e)	—	—	16.6	16.6
Total financial liabilities carried at fair value	$—	$3.1	$16.6	$19.7

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2011 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$106.0	$—	$106.0
Bonds	—	8.6	—	8.6
Time deposits	21.6	—	—	21.6
Money market funds	58.3	—	—	58.3
Total cash equivalents	79.9	114.6	—	194.5
Available-for-sale investments (b):
Corporate debt securities	—	170.6	—	170.6
Brokered certificates of deposit	—	1.8	—	1.8
U.S. government sponsored agencies	—	36.9	—	36.9
Foreign government obligations	—	5.7	—	5.7
Municipal obligations	—	5.0	—	5.0
Marketable equity securities	134.8	—	—	134.8
Asset-backed securities	—	11.2	—	11.2
Total available-for-sale investments	134.8	231.2	—	366.0
Forward foreign exchange contracts (c)	—	0.8	—	0.8
Total financial assets carried at fair value	$214.7	$346.6	$—	$561.3

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.2	$—	$1.2
Contingent consideration (e)	—	—	24.1	24.1
Total financial liabilities carried at fair value	$—	$1.2	$24.1	$25.3

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2012	December 31, 2011
Short-term investments	$378.8	$238.8
Other assets	169.2	127.2
Total	$548.0	$366.0

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheet (in millions):

	June 30, 2012	December 31, 2011
Other current liabilities	$9.8	$8.5
Other long-term liabilities	6.8	15.6
Total	$16.6	$24.1

During the fourth quarter of 2011 we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. The contingent consideration would reach $48 million upon the achievement of all sales and development milestones. As of June 30, 2012, the contingent consideration could potentially reach $45 million upon the achievement of the remaining sales and development milestones. The fair value of the contingent consideration was determined based on a probability-weighted income approach. As of June 30, 2012, the significant unobservable inputs used in the fair value measurement of the contingent consideration of achieving the sales milestone were credit adjusted discount rates ranging from 0.87% to 1.43%, a projected volatility of growth rate of 15% and a market price of risk of 0.4%. As of June 30, 2012, the significant unobservable inputs used in the fair value measurement of the contingent consideration of achieving the development milestone were a 95% probability with a risk-adjusted discount rate of 0.94%. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement. The decrease in the contingent consideration liability was primarily due to certain sales milestones not being achieved through June 30, 2012, which resulted in an $8.1 million adjustment recorded in the second quarter of 2012.

The following table provides a reconciliation of the Level 3 contingent consideration measured at fair value based on a third party valuation for the period ended June 30, 2012 (in millions):

2012
January 1	$24.1
Decrease in fair value included in Selling, general and administrative expense	(7.5)
June 30	$16.6

To estimate the fair value of Level 2 debt securities as of December 31, 2011 and June 30, 2012, our primary pricing service relied on inputs from multiple industry-recognized pricing sources to determine the price for each investment. In addition, they performed reasonableness testing of their prices on a daily basis by comparing them to the prices reported by our custodians as well as prior day prices. If the price difference fell outside of tolerable levels, they investigated the cause and resolved the pricing issue. Based on a review of the results of this analysis, we utilized our primary pricing service for all Level 2 debt securities as none of these securities tested outside of the tolerable levels.

As of June 30, 2012, our primary pricing service inputs for Level 2 cash equivalents (municipal obligations), U.S. government sponsored agencies, municipal obligations, corporate and foreign government bonds and asset-backed securities consisted of market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.  These multiple market prices were used by our primary pricing service as inputs into a distribution-curve based algorithm to determine the daily market value.

As of June 30, 2012, our primary pricing service inputs for Level 2 cash equivalents (commercial paper, including foreign government commercial paper, and time deposits), corporate debt securities (commercial paper), foreign government obligations (commercial paper) and time deposits consisted of dynamic and static security characteristics information obtained from several independent sources of security data.  The dynamic inputs such as credit rating, factor and variable-rate, were updated daily.  The static characteristics included inputs such as day count and first coupon upon initial security creation. These securities were typically priced via mathematical calculations reliant on these observable inputs. Other available-for-sale foreign government obligations were based on indicative bids from market participants.

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

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2012 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates published in the Wall Street Journal on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Condensed Consolidated Statements of Income. The cash flows related to these contracts are classified as Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

The following is a summary of our forward foreign currency exchange contracts (in millions):

June 30,
2012

Contracts maturing in July through September 2012 to sell foreign currency:
Notional value	$49.9
Unrealized loss	$0.8
Contracts maturing in July through September 2012 to purchase foreign currency:
Notional value	$344.6
Unrealized loss	$1.8

Available-for-sale investments consist of the following (in millions):

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$191.8	$0.6	$(0.1)	$192.3
Brokered certificates of deposit	2.5	—	—	2.5
Municipal obligations	8.7	—	—	8.7
Asset-backed securities	67.6	0.2	—	67.8
U.S. government sponsored agencies	86.3	0.2	(0.1)	86.4
Foreign government obligations	4.0	—	—	4.0
Marketable equity securities	17.2	0.2	(0.3)	17.1
	378.1	1.2	(0.5)	378.8
Long-term investments:
Marketable equity securities	56.9	111.8	—	168.7
Asset-backed securities	0.5	—	(0.2)	0.3
Foreign government obligations	0.2	—	—	0.2
	57.6	111.8	(0.2)	169.2
Total	$435.7	$113.0	$(0.7)	$548.0

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$170.9	$0.1	$(0.4)	$170.6
Brokered certificates of deposit	1.8	—	—	1.8
Municipal obligations	5.0	—	—	5.0
Asset-backed securities	10.8	—	—	10.8
U.S. government sponsored agencies	36.8	0.1	—	36.9
Foreign government obligations	5.4	—	—	5.4
Marketable equity securities	7.7	0.6	—	8.3
	238.4	0.8	(0.4)	238.8
Long-term investments:
Marketable equity securities	57.2	70.0	(0.7)	126.5
Asset-backed securities	0.5	—	(0.1)	0.4
Foreign government obligations	0.3	—	—	0.3
	58.0	70.0	(0.8)	127.2
Total	$296.4	$70.8	$(1.2)	$366.0

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	June 30, 2012	December 31, 2011
Fair value	$156.1	$77.8
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$0.4
Gross unrealized losses for investments in a loss position less than 12 months	$0.6	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2012.

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2012 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$130.8	$130.8
Mature in one to five years	184.1	184.4
Mature in more than five years	46.7	47.0
Total	$361.6	$362.2

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

The estimated fair value of our financial instruments and the level of the fair value hierarchy within which the fair value measurements is categorized are as follows (in millions):

	June 30, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other assets	$233.3	$355.6	1	$186.6	$252.4	1
Total long-term debt, excluding leases and current maturities	$719.5	$771.8	2	$719.1	$759.1	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 30% of the outstanding voting shares (excluding treasury shares) of Sartorius as of June 30, 2012.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  In addition, the ordinary voting stock of Sartorius is thinly traded. Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Condensed Consolidated Balance Sheets.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2012:
Goodwill	$176.8	$319.3	$496.1
Accumulated impairment losses	(27.2)	—	(27.2)
Goodwill, net	149.6	319.3	468.9

Acquisitions	—	1.1	1.1
Final purchase accounting fair value adjustments	(0.6)	—	(0.6)
Currency fluctuations	—	(3.2)	(3.2)

Balances as of June 30, 2012
Goodwill	176.2	317.2	493.4
Accumulated impairment losses	(27.2)	—	(27.2)
Goodwill, net	$149.0	$317.2	$466.2

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

Other than goodwill, we have no significant intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	June 30, 2012
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$96.9	$(34.2)	$62.7
Know how	1-14	185.9	(55.1)	130.8
Developed product technology	1-10	52.2	(27.0)	25.2
Licenses	1-8	35.5	(17.2)	18.3
Tradenames	1-10	29.1	(24.9)	4.2
Covenants not to compete	1-7	5.8	(5.7)	0.1
Patents	—	1.0	(1.0)	—
Other	—	0.1	(0.1)	—
		$406.5	$(165.2)	$241.3

	December 31, 2011
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$98.7	$(30.9)	$67.8
Know how	1-14	187.0	(45.7)	141.3
Developed product technology	1-11	47.6	(24.6)	23.0
Licenses	1-9	35.6	(15.7)	19.9
Tradenames	1-10	29.5	(22.1)	7.4
Covenants not to compete	1-7	5.8	(5.7)	0.1
Patents	—	1.0	(1.0)	—
Other	—	0.1	(0.1)	—
		$405.3	$(145.8)	$259.5

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Amortization expense	$10.7	$9.3	$21.5	$18.1

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

December 31, 2011	$16.4
Provision for warranty	8.6
Actual warranty costs	(10.1)
June 30, 2012	$14.9

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2012	December 31, 2011

8.0% Senior Subordinated Notes due 2016	$296.6	$296.3
4.875% Senior Notes due 2020	422.9	422.8
Capital leases and other debt	13.0	13.2
	732.5	732.3
Less current maturities	(0.4)	(0.6)
Long-term debt	$732.1	$731.7

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2012.  The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement and the Senior Subordinated Notes due 2016 require Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of June 30, 2012.

7.NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

January 1, 2012	$0.4
Net income attributable to noncontrolling interests	0.2
Currency fluctuations	—
June 30, 2012	$0.6

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	28,250	28,014	28,226	27,959
Effect of potentially dilutive stock options and restricted stock awards	360	481	356	484
Diluted weighted average common shares	28,610	28,495	28,582	28,443
Anti-dilutive shares	91	—	93	37

9.OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest and investment income	$(5.9)	$(4.9)	$(6.9)	$(5.6)
Net realized (gains) losses on investments	(1.0)	0.1	(7.4)	(0.2)
Miscellaneous other expense items	0.2	0.4	1.1	0.4
Other (income) expense, net	$(6.7)	$(4.4)	$(13.2)	$(5.4)

10.INCOME TAXES

Our effective income tax rate was 26% and 31% for the three months ended June 30, 2012 and 2011, respectively. Our effective income tax rate was 29% and 31% for the first half of 2012 and 2011, respectively. The second quarter and first half of 2012 reflected a significant tax benefit related to an adjustment to the fair value of the QuantaLife contingent consideration. The effective income tax rates for all periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates and research and development tax credits. The effective tax rate for the second quarter of 2011 also reflected a tax benefit from nontaxable dividend income in Luxembourg. The second quarter and the first half of 2012 effective tax rates do not include tax benefits from U.S. federal research credits that expired in 2011 and nontaxable dividend income that terminated in 2011. For the second quarter and the first half of 2012 and 2011, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland has a statutory tax rate of approximately 19%, which is significantly lower than our U.S. statutory tax rate of 36.8%, including state taxes. Our effective tax rates for 2012 and 2011 were significantly reduced by French tax incentives related to our research and development activities.

As of June 30, 2012, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.9 million. Substantially all such amounts will impact our effective income tax rate.

We record liabilities related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

11.SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2012 and 2011 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2012	$162.4	$344.0	$4.0
	2011	$169.9	$348.0	$3.7

Segment profit	2012	$5.4	$55.4	$0.8
	2011	$10.0	$46.6	$0.5

Information regarding industry segments for the six months ended June 30, 2012 and 2011 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2012	$317.2	$671.2	$8.3
	2011	$324.4	$675.2	$7.2

Segment profit	2012	$1.5	$101.2	$1.6
	2011	$13.1	$94.6	$0.7

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total segment profit	$61.6	$57.1	$104.3	$108.4
Foreign exchange losses, net	(1.6)	(2.7)	(3.1)	(5.8)
Net corporate operating, interest and other expense not allocated to segments	(0.7)	(1.0)	(2.2)	(1.9)
Other income (expense), net	6.7	4.4	13.2	5.4
Consolidated income before taxes	$66.0	$57.8	$112.2	$106.1

12.LEGAL PROCEEDINGS

Based on an internal investigation, we identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA’s books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), each of which commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.  We provided additional information to the DOJ and the SEC as the Audit Committee’s investigation progressed. We continue to cooperate with the DOJ and SEC investigations and to provide information to them.

The DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are unable to estimate the outcome of this matter. However, the imposition of any of these sanctions or remedial measures could have a material adverse effect on our business or financial condition.  We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2011 and this report for the three and six months ended June 30, 2012.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is becoming increasingly uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 32% of our year-to-date 2012 consolidated net sales are derived from the United States and approximately 68% are derived from international locations, with Europe being our largest region.  The international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, Singapore Dollar and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

During the first quarter of 2012, we identified an error in the consolidated financial statements for the years 2007 through 2011, related to a foreign supplemental tax associated with social benefits. We incorrectly interpreted and applied the local statutes to our circumstances. During the second quarter of 2012, we paid an amount of $5.6 million that included these foreign supplemental taxes, penalties and interest. We had originally estimated and accrued $6.1 million during the first quarter of 2012. The foreign supplemental tax, and the related penalties and interest, are not deductible for income tax purposes, and as such this error does not have an impact on Bio-Rad's tax provision.

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

In January 2012, we purchased, for cash, certain assets from a current raw material supplier for approximately $12.5 million. The asset acquisition was accounted for as a business combination and is included in the Clinical Diagnostics segment's results of operations. The fair value of the assets acquired was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in the accompanying Condensed Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

In October 2011, we acquired all the issued and outstanding stock of QuantaLife, Inc. (QuantaLife). The fair value of the consideration as of the acquisition date was $179.4 million, which comprised of $150.3 million paid in cash at the closing date, a $5.0 million holdback of cash until the completion of certain post-closing matters, and $24.1 million in contingent consideration potentially payable to QuantaLife shareholders. As of June 30, 2012, the fair value of the contingent consideration was $16.6 million and could potentially reach $45 million upon the achievement of the remaining sales and development milestones. The operating results of this business are included in the results of operations of our Life Science segment from the acquisition date. This transaction was accounted for as the acquisition of a business. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

The determination of the fair value of net assets acquired of QuantaLife was based upon valuation information, estimates and assumptions available at October 4, 2011. During the second quarter of 2012, we finalized the determination of fair value for certain acquired tax attributes and adjusted the preliminary carrying values of goodwill and certain other assets and liabilities in order to reflect final information received, resulting in an overall reduction of goodwill of $0.6 million. These measurement period adjustments had no impact on our condensed consolidated results of operations for the three and six months ended June 30, 2012. The final fair values of the net assets acquired were determined to be $105.5 million of goodwill, $94.7 million of intangible assets and $20.8 million of net tangible liabilities.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.6	43.8	43.2	43.3
Gross profit	56.4	56.2	56.8	56.7
Selling, general and administrative expense	31.8	33.9	33.5	34.2
Research and development expense	10.3	9.2	10.6	9.0
Net income attributable to Bio-Rad	9.5	7.7	8.0	7.3

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the six months ended June 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2011.

Three Months Ended June 30, 2012 Compared to
Three Months Ended June 30, 2011

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the second quarter of 2012 decreased to $510.4 million from $521.7 million in the second quarter of 2011, a decrease of 2.2%.  Excluding the impact of foreign currency, second quarter 2012 sales increased by approximately 3.0% compared to the same period in 2011.  Currency neutral sales growth was reflected in most regions, primarily in the Pacific Rim, and the emerging markets of eastern Europe and the Middle East, while the developed markets in western Europe decreased.

The Life Science segment sales for the second quarter of 2012 were $162.4 million, a decrease of 4.4% compared to the same period last year.  On a currency neutral basis, sales decreased 0.9% compared to the second quarter in 2011. The sales decrease was primarily driven by lower sales in the process chromatography product lines as sales in these product lines are usually large and tend to be infrequent. The currency neutral sales decline in the Life Science segment was driven primarily by total Europe and North America, while sales in the Pacific Rim and Latin America increased.

The Clinical Diagnostics segment sales for the second quarter of 2012 were $344.0 million, a decrease of 1.2% compared to the same period last year.  On a currency neutral basis, sales increased 4.9% compared to the second quarter in 2011.  Clinical Diagnostics had growth across most product lines on a currency neutral basis, most notably from quality controls, diabetes and BioPlex® 2200 system. Currency neutral sales growth was primarily in eastern Europe and the Middle East, the Pacific Rim and the U.S., while the developed markets in western Europe decreased.

Consolidated gross margins were 56.4% for the second quarter of 2012 compared to 56.2% for the second quarter of 2011.  Life Science segment gross margins for the second quarter of 2012 decreased by approximately 1.7% from the same period last year primarily due to amortization expense related to the QuantaLife acquisition. Clinical Diagnostics segment gross margins for the second quarter of 2012 increased by approximately 1.1% from the same period last year primarily due to a favorable product mix.

Selling, general and administrative expenses (SG&A) represented 31.8% of sales for the second quarter of 2012 compared to 33.9% of sales for the second quarter of 2011.  Decreases in the expense relative to sales were primarily driven by an adjustment to the fair value of the QuantaLife contingent consideration of $8.1 million, a decrease in the bad debt provisions, primarily in Spain of $5.2 million in the second quarter of 2012 due to payments by public agencies that represented Spanish balances greater than 180 days old, a decline in third party commissions, and lower expenses due to currency as the dollar strengthened against our major currencies.

Research and development expense increased to $52.3 million or 10.3% of sales in the second quarter of 2012 compared to $48.2 million or 9.2% of sales in the second quarter of 2011.  Life Science segment research and development expense increased in the second quarter of 2012 from the prior year quarter primarily due to research and development expense associated with QuantaLife, and efforts concentrated in chromatography and genomics. Clinical Diagnostics segment research and development expense decreased in the second quarter of 2012 from the prior year period, and was relatively flat on a currency neutral basis.

Results of Operations – Non-operating

Interest expense for the second quarter of 2012 increased by $0.4 million to $12.4 million compared to $12.0 million for the second quarter of 2011, which was relatively unchanged as our interest rates on our current borrowings are fixed for our $300.0 million of 8.0% Senior Subordinated Notes through 2016 at 8.0% and for our $425.0 million of 4.875% Senior Notes through 2020 at 4.875%.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Decreased foreign currency exchange losses, net for the quarter ended June 30, 2012 was primarily attributable to a concentrated effort to lower exposures by paying down intercompany balances, lower costs to hedge, and less volatility in the estimation process of shipments and payments of intercompany payables.

Other (income) expense, net for the second quarter of 2012 increased to $6.7 million income compared to $4.4 million income for the second quarter of 2011 primarily due to higher dividend income for holdings in Sartorius AG and realized gains on the sale of equity investments.

Our effective tax rate was 26% and 31% for the second quarter of 2012 and 2011, respectively. The second quarter of 2012 reflected a significant tax benefit related to an adjustment to the fair value of the QuantaLife contingent consideration. The effective tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates and research and development tax credits. The effective tax rate for the second quarter of 2011 also reflected a tax benefit from nontaxable dividend income in Luxembourg. The second quarter of 2012 effective tax rate does not include tax benefits from U.S. federal research credits that expired in 2011 and nontaxable dividend income that terminated in 2011. For the three months ended June 30, 2012 and 2011, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland has a statutory tax rate of approximately 19%, which is significantly lower than our U.S. statutory tax rate of 36.8%, including state taxes. Our effective tax rates for the second quarter of 2012 and 2011 are significantly reduced by French tax incentives related to our research and development activities.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Six Months Ended June 30, 2012 Compared to
Six Months Ended June 30, 2011

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first half of 2012 decreased to $996.7 million from $1.0 billion in the first half of 2011, a sales decrease of 1.0%.  Excluding the impact of foreign currency, the first half of 2012 sales increased by approximately 2.3% compared to the same period in 2011.  Currency neutral sales growth was achieved in most regions, while sales declined in the developed markets of western Europe.

The Life Science segment sales for the first half of 2012 were $317.2 million, a decrease of 2.2% compared to the same period last year.  On a currency neutral basis, sales decreased 0.1% compared to the first half in 2011. Most product lines had sales decreases, except for sales growth in laboratory separation that was driven by newer products, and genetic systems products were relatively unchanged. The currency neutral sales decline in the Life Science segment were in all regions, except that sales increased in the Pacific Rim.

The Clinical Diagnostics segment sales for the first half of 2012 were $671.2 million, a decrease of 0.6% compared to the same period last year.  On a currency neutral basis, sales increased 3.3% compared to the first half in 2011. Clinical Diagnostics product lines generating growth were quality controls, diabetes, microbiology, blood virus and BioPlex® 2200 system. In 2011, sales were impacted by a one-time blood typing sale of approximately $8 million. Currency neutral sales growth was achieved in most regions, primarily in the U.S., and the emerging markets of eastern Europe and the Middle East, while sales declined in the developed markets of western Europe.

Consolidated gross margins were 56.8% for the first half of 2012 compared to 56.7% for the first half of 2011.  Life Science segment gross margins for the first half of 2012 decreased from the same period last year by approximately 0.5%, hindered by amortization expense related to the QuantaLife acquisition.  Clinical Diagnostics segment gross margins for the first half of 2012 increased by approximately 0.3% from the same period last year.  The increase was primarily due to favorable product mix, partially offset by a foreign supplemental tax associated with social benefits of $4.1 million in the first quarter of 2012.

Selling, general and administrative expenses (SG&A) represented 33.5% of sales for the first half of 2012 compared to 34.2% of sales for the first half of 2011.  Decreases in the expense relative to sales were primarily driven by an adjustment to the fair value of the QuantaLife contingent consideration of $7.5 million, a decrease in the bad debt provisions, primarily in Spain of $4.0 million in 2012 due to payments by public agencies that represented Spanish balances greater than 180 days old, a decline in third party commissions and lower expenses due to currency as the dollar strengthened against our major currencies.

Research and development expense increased to $105.3 million or 10.6% of sales in the first half of 2012 compared to $90.9 million or 9.0% of sales in the first half of 2011.  Life Science segment research and development expense increased in the first half of 2012 from the same period last year primarily due to research and development expense associated with QuantaLife, and efforts concentrated in chromatography and genomics. Clinical Diagnostics segment research and development expense increased in the first half of 2012 from the prior year period primarily due to increased and broad investment in enhanced product offerings in blood typing, quality controls, diabetes and blood virus product lines.

Results of Operations – Non-operating

Interest expense for the first half of 2012 decreased by $3.2 million to $25.6 million compared to $28.8 million for the first half of 2011 primarily due to the refinancing of a portion of our debt that was completed in January 2011, lowering our overall borrowing costs. The interest rates on our current borrowings are fixed for our $300.0 million of 8.0% Senior Subordinated Notes through 2016 at 8.0% and for our $425.0 million of 4.875% Senior Notes through 2020 at 4.875%.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Decreased foreign currency exchange losses, net for the first half of 2012 was primarily attributable to a concentrated effort to lower exposures by paying down intercompany balances, lower costs to hedge, and less volatility in the estimation process of shipments and payments of intercompany payables.

Other (income) expense, net for the first half of 2012 increased to $13.2 million income compared to $5.4 million income for the first half of 2011 primarily due to realized gains on the sale of equity investments and higher dividend income for holdings in Sartorius AG.

Our effective tax rate was 29% and 31% for the first half of 2012 and 2011, respectively. The first half of 2012 reflected a significant tax benefit related to an adjustment to the fair value of the QuantaLife contingent consideration. The effective tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates and research and development tax credits. The effective tax rate for the first half of 2011 also reflected a tax benefit from nontaxable dividend income in Luxembourg. The effective tax rate for the first half of 2012 does not include tax benefits from U.S. federal research credits that expired in 2011 and nontaxable dividend income that terminated in 2011. For the first half of 2012 and 2011, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland has a statutory tax rate of approximately 19%, which is significantly lower than our U.S. statutory tax rate of 36.8%, including state taxes. Our effective tax rates for the first half of 2012 and 2011 are significantly reduced by French tax incentives related to our research and development activities.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of June 30, 2012.  The Credit Agreement expires on June 21, 2014.

At June 30, 2012, we had $835.3 million in cash, cash equivalents and short-term investments, of which approximately 25% was in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. It is primarily our intention and practice to reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, we had $219.8 million available for borrowing as of June 30, 2012, of which $11.3 million is reserved for standby letters of credit issued by our banks to guarantee our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

The continuing slow economic growth in developed nations may adversely affect our future results of operations. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business.  Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of June 30, 2012 and December 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $66.2 million and $82.1 million, respectively. The decrease from December 31, 2011 was primarily due to payments of approximately $21 million by public agencies in Spain that represented Spanish balances greater than 180 days old.

Cash Flows from Operations

Net cash provided by operations was $108.9 million and $130.1 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease in cash flows primarily resulted from higher income taxes paid and lower cash received from customers, partially offset by a decline in interest paid due to the refinancing of a portion of our debt that was completed in January 2011, lower cash paid to employees for bonus payments and lower cash paid to suppliers. Also affecting cash flows from operations was the Enterprise Resource Planning (ERP) project that was considered in the "Preliminary Project Stage" in 2011, which requires internal labor costs to be expensed, whereas in 2012 we are in the "Application Development Stage," which requires internal labor costs to be capitalized and was included in cash flows from investing activities. We continue to focus on cash flow improvements as a company-wide goal.

Cash Flows from Investing Activities

Capital expenditures totaled $75.7 million and $42.6 million for the six months ended June 30, 2012 and 2011, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory and environmental, and compliance.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures have increased and we anticipate them to continue to increase in future periods due to the implementation of a global single instance ERP platform and to expand our e-commerce platform internationally. The ERP software was purchased in December 2010. The estimated global implementation cost for the single instance ERP platform could reach approximately $150 million and is estimated to take at least four more years to implement.

In January 2012, we purchased, for cash, certain assets from a current raw material supplier for approximately $12.5 million. The asset acquisition was accounted for as a business combination and is included in the Clinical Diagnostics segment's results of operations. The fair value of the assets acquired was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in the accompanying Condensed Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

In October 2011, we acquired all the issued and outstanding stock of QuantaLife for a total consideration of $179.4 million that was comprised of $150.3 million in cash, a $5.0 million holdback of cash until the completion of certain post-closing matters, and contingent consideration potentially payable to QuantaLife shareholders. The contingent consideration was initially recognized at its estimated fair value of $24.1 million and would reach $48 million upon the achievement of all sales and development milestones. This transaction was accounted for as the acquisition of a business and the operating results of QuantaLife are included in our Life Science segment from the acquisition date. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  It is not certain at this time that any of these discussions involving material or significant acquisitions will advance beyond the preliminary stages to completion.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.5 million for the six months ended June 30, 2012 and net cash used by financing activities was $213.9 million for the six months ended June 30, 2011.  Cash used in 2011 was attributable to the redemption in January 2011 of our $225.0 million Senior Subordinated Notes due 2013, including a call premium of $2.8 million that was recorded in Interest expense in the Condensed Consolidated Statements of Income.  We have outstanding Senior Notes of $425 million and Senior Subordinated Notes of $300 million, which are not due until 2020 and 2016, respectively.

The Credit Agreement that was entered into in June 2010, is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2014.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of June 30, 2012. The Credit Agreement and the indenture governing our 8.0% Senior Subordinated Notes due 2016 limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during the first six months of 2012 or 2011.

Recent Accounting Standards Updates

In July 2012, the Financial Accounting Standards Board (FASB) issued guidance in regard to testing indefinite-lived intangible assets for impairment. The new guidance provides entities the option of performing a "qualitative" assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-live asset is impaired and hence if further testing is necessary. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. When adopted, we do not expect this guidance to have a material impact on our consolidated financial statements.

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

In May 2011, the FASB issued guidance in regard to fair value measurement. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (IFRS). We adopted this guidance as of January 1, 2012 and it did not have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2012, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes to Internal Control Over Financial Reporting

Other than the continued implementation and operation of the controls described above, there were no other changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

The ongoing investigation by government agencies of possible violations by us of the United States Foreign Corrupt Practices Act and similar laws could have a material adverse effect on our business.

Based on an internal investigation, we identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA’s books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), each of which commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.  We provided additional information to the DOJ and the SEC as the Audit Committee’s investigation progressed. We continue to cooperate with the DOJ and SEC investigations and to provide information to them.

The DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are unable to estimate the outcome of this matter. However, the imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, including our results of operations, cash balance and credit rates. We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of June 30, 2012 and December 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $66.2 million and $82.1 million, respectively. The decrease from December 31, 2011 was primarily due to payments of approximately $21 million by public agencies in Spain that represented Spanish balances greater than 180 days old.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 68% of our net sales for the three months ended June 30, 2012.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

In addition, the federal Patient Protection and Affordable Care Act includes provisions known as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid staring in 2012 to record any transfers of value to U.S. physicians and U.S. teaching hospitals and to report this data beginning in 2013 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for knowing violations and may result in liability under other federal laws or regulations. Similar reporting requirements have also been enacted on the state level in the U.S., and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. These laws will impose administrative, cost and compliance burdens on us. If we are found to be in violation of any of these laws and other applicable state and country laws, we may be subject to penalties, including fines.

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

As of June 30, 2012 we and our subsidiaries have approximately $732.8 million of outstanding indebtedness. In addition, we are permitted to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture governing our Senior Subordinated Notes due 2016 (8.0% Notes).

The following chart shows certain important credit statistics.

At June 30, 2012
(dollars in millions)
Total debt	$732.8
Bio-Rad’s stockholders’ equity	$1,851.9
Debt to equity ratio	0.4

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information with respect to purchases made by or on behalf of Bio-Rad Laboratories, Inc. or any "affiliated purchaser" (as defined in Rule 10b- 18(a)(3) under the Securities Exchange Act of 1934), of our class A and B common stock during the second quarter of 2012:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs
CLASS A
April 1 to April 30, 2012:
Employee transactions (1)	—	—	N/A	N/A
May 1 to May 31, 2012:
Employee transactions (1)	—	—	N/A	N/A
June 1 to June 30, 2012:
Employee transactions (1)	122	$96.76	N/A	N/A
CLASS B
April 1 to April 30, 2012:
Employee transactions (1)	—	—	N/A	N/A
May 1 to May 31, 2012:
Employee transactions (1)	—	—	N/A	N/A
June 1 to June 30, 2012:
Employee transactions (1)	917	$96.20	N/A	N/A
(1) Represents shares of common stock withheld to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees pursuant to the terms of the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. The Plan provides that the value of the shares withheld shall be the closing price of the common stock on the date the relevant transaction occurs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.1	Second Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., dated March 1, 2012.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	August 9, 2012	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	August 9, 2012	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer