Form 10-Q
period 2012-09-30
BIO RAD LABORATORIES INC
filed 2012-11-08
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at October 30, 2012
Class A Common Stock, Par Value $0.0001 per share	23,259,520
Class B Common Stock, Par Value $0.0001 per share	5,106,622

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS:	(Unaudited)
Cash and cash equivalents	$426,457	$574,231
Short-term investments	427,164	238,884
Accounts receivable, net	375,800	398,674
Inventories:
Raw materials	93,222	99,326
Work in process	123,908	120,191
Finished goods	241,298	213,993
Total inventories	458,428	433,510
Prepaid expenses, taxes and other current assets	157,592	152,856
Total current assets	1,845,441	1,798,155
Property, plant and equipment, at cost	974,406	881,912
Less: accumulated depreciation and amortization	(576,457)	(532,411)
Property, plant and equipment, net	397,949	349,501
Goodwill, net	489,355	468,933
Purchased intangibles, net	268,866	259,497
Other assets	301,405	220,717
Total assets	$3,303,016	$3,096,803

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$113,282	$129,124
Accrued payroll and employee benefits	129,690	112,564
Notes payable and current maturities of long-term debt	306	814
Income and other taxes payable	30,396	52,285
Accrued royalties	22,702	25,219
Other current liabilities	137,290	139,109
Total current liabilities	433,666	459,115
Long-term debt, net of current maturities	732,233	731,698
Other long-term liabilities	201,635	161,608
Total liabilities	1,367,534	1,352,421

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Class A common stock, shares issued 23,258,143 and 23,020,215 at 2012 and 2011, respectively; shares outstanding 23,258,021 and 23,020,215 at 2012 and 2011, respectively	2	2
Class B common stock, shares issued 5,107,539 and 5,164,765 at 2012 and 2011, respectively; shares outstanding 5,106,622 and 5,164,765 at 2012 and 2011, respectively	1	1
Additional paid-in capital	204,555	185,334
Class A treasury stock at cost, 122 and zero shares at 2012 and 2011, respectively	(12)	—
Class B treasury stock at cost, 917 and zero shares at 2012 and 2011, respectively	(89)	—
Retained earnings	1,481,642	1,359,910
Accumulated other comprehensive income	248,783	198,690
Total Bio-Rad stockholders’ equity	1,934,882	1,743,937
Noncontrolling interests	600	445
Total stockholders’ equity	1,935,482	1,744,382
Total liabilities and stockholders’ equity	$3,303,016	$3,096,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$498,697	$516,514	$1,495,396	$1,523,291
Cost of goods sold	225,187	220,338	655,404	656,368
Gross profit	273,510	296,176	839,992	866,923
Selling, general and administrative expense	160,274	176,867	493,823	521,370
Research and development expense	49,004	45,387	154,263	136,327
Income from operations	64,232	73,922	191,906	209,226
Interest expense	11,901	12,341	37,498	41,148
Foreign exchange losses, net	448	6,346	3,508	12,132
Other (income) expense, net	(1,511)	(538)	(14,692)	(5,907)
Income before income taxes	53,394	55,773	165,592	161,853
Provision for income taxes	(11,023)	(9,911)	(43,712)	(43,031)
Net income including noncontrolling interests	42,371	45,862	121,880	118,822
Net loss (income) attributable to noncontrolling interests	13	35	(148)	162
Net income attributable to Bio-Rad	$42,384	$45,897	$121,732	$118,984

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$1.50	$1.63	$4.31	$4.25
Weighted average common shares - basic	28,312	28,072	28,255	27,997

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$1.48	$1.61	$4.26	$4.18
Weighted average common shares - diluted	28,645	28,456	28,609	28,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income including noncontrolling interests	$42,371	$45,862	$121,880	$118,822
Other comprehensive income (loss):
Foreign currency translation adjustments	14,218	(71,341)	2,568	12,769
Reclassification of realized portion of cumulative translation adjustments due to liquidation, for the nine months ended September 30, 2012, net of tax expense of $0.	—	—	70	—
Other post-employment benefits adjustments for the three and nine months ended September 30, 2012, net of tax expense of $0.	35	—	216	—
Net unrealized holding gains (losses) on available-for-sale investments, net of tax expense of $11.4 million and tax benefit of $7.1 million for the three months ended September 30, 2012 and 2011, respectively, and tax expense of $24.6 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.	19,585	(12,113)	42,273	1,972
Reclassification adjustments for gains (losses) included in Net income including noncontrolling interests, net of tax expense of $0.4 million and tax benefit of $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and tax expense of $2.9 million for the nine months ended September 30, 2012. There was no tax impact for the nine months ended September 30, 2011.	719	(26)	4,973	78
Other comprehensive income (loss), net of tax	34,557	(83,480)	50,100	14,819
Comprehensive income (loss)	76,928	(37,618)	171,980	133,641
Comprehensive loss (income) attributable to noncontrolling interests	4	(416)	(155)	(42)
Comprehensive income (loss) attributable to Bio-Rad	$76,932	$(38,034)	$171,825	$133,599

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Cash received from customers	$1,512,991	$1,508,934
Cash paid to suppliers and employees	(1,231,537)	(1,249,674)
Interest paid	(35,929)	(46,086)
Income tax payments	(73,784)	(38,029)
Investment proceeds and miscellaneous receipts, net	9,428	8,124
Excess tax benefits from share-based compensation	(925)	(2,030)
Net cash provided by operating activities	180,244	181,239
Cash flows from investing activities:
Capital expenditures	(112,366)	(67,233)
Proceeds from sales of property, plant and equipment	231	177
Payments for acquisitions, net of cash received, and long-term investments	(38,479)	(8,698)
Payments for purchases of intangible assets	(1,724)	(439)
Payments for purchases of marketable securities and investments	(547,529)	(382,758)
Proceeds from sales of marketable securities and investments	89,371	47,718
Proceeds from maturities of marketable securities and investments	271,150	200,925
Payments for foreign currency economic hedges, net	(1,418)	(3,581)
Net cash used in investing activities	(340,764)	(213,889)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(213)	(31)
Payments on long-term borrowings	(496)	(226,615)
Proceeds from issuance of common stock	8,958	13,031
Debt issuance costs on long-term borrowings	—	(242)
Purchase of treasury stock	(101)	—
Excess tax benefits from share-based compensation	925	2,030
Net cash provided by (used in) financing activities	9,073	(211,827)
Effect of foreign exchange rate changes on cash	3,673	8,954
Net decrease in cash and cash equivalents	(147,774)	(235,523)
Cash and cash equivalents at beginning of period	574,231	906,551
Cash and cash equivalents at end of period	$426,457	$671,028
Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$121,880	$118,822
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	94,885	88,127
Share-based compensation	9,248	7,816
Foreign currency economic hedges, net	1,418	3,581
(Gains) losses on dispositions of securities	(7,515)	1,260
Excess tax benefits from share-based compensation	(925)	(2,030)
Changes in fair value of contingent consideration	(15,984)	—
Decrease in accounts receivable	24,880	11,632
Increase in inventories	(17,449)	(50,294)
Increase in other current assets	(4,367)	(3,490)
Decrease in accounts payable and other current liabilities	(5,916)	(12,874)
(Decrease) increase in income taxes payable	(27,756)	5,576
Other	7,845	13,113
Net cash provided by operating activities	$180,244	$181,239
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

Treasury Shares

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased in the open market as of September 30, 2012. The Amended and Restated Credit Agreement (Credit Agreement) and the indenture governing our 8.0% Senior Subordinated Notes due 2016 limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during the first nine months of 2012 or 2011.

Correction of Immaterial Errors Related to Prior Periods

During the first quarter of 2012, we identified an error in the consolidated financial statements for the years 2007 through 2011, related to a foreign supplemental tax associated with social benefits. We incorrectly interpreted and applied the local statutes to our circumstances. We accrued $6.1 million for these foreign supplemental taxes, including penalties and interest, during the first quarter of 2012, which has been paid. The foreign supplemental tax, and the related penalties and interest, are not deductible for income tax purposes, and as such this error does not have an impact on Bio-Rad's tax provision.

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

We evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we concluded that while the accumulation of these errors was significant to the three-month period ended March 31, 2012, their correction would not be material to any individual prior period or for the year ending December 31, 2012, nor did it have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we corrected these errors in the results of operations for the three-month period ended March 31, 2012 as follows: (i) $4.1 million charge to Cost of goods sold; (ii) $1.2 million charge to Interest expense; (iii) $0.8 million charge to Other (income) expense, net; and (iv) an income tax benefit of $0.7 million.

Recent Accounting Standards Updates

In July 2012, the FASB issued guidance in regard to testing indefinite-lived intangible assets for impairment. The new guidance provides entities the option of performing a "qualitative" assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived asset is impaired and hence if further testing is necessary. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and did not have a material impact on our consolidated financial statements.

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

2.ACQUISITIONS

In August 2012, we acquired from Propel Labs, Inc. a new cell sorting system, an automated, easy-to-use benchtop cell sorting flow cytometer. The new system will be sold exclusively under the Bio-Rad brand as the S3TM Cell Sorter. This asset acquisition was accounted for as a business combination as the new cell sorting system represented an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related cost was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in our Life Science segment's results of operations from the acquisition date.

The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration potentially payable to Propel Labs' shareholders. The contingent consideration was initially recognized at its estimated fair value of $44.6 million, based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The contingent consideration for the development milestones was valued at $19.9 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was valued at $24.7 million, based on a statistically significant number of simulations for each potential outcome. (See Note 3 for further discussion of the contingent consideration valuation and underlying assumptions.)

The fair values of the net assets acquired from Propel Labs, Inc. as of the acquisition date were determined to be $17.4 million of goodwill, $32.1 million of definite-lived intangible assets and $0.1 million of net tangible assets. We expect the goodwill recorded to be deductible for income tax purposes. The acquired cell sorting system fits well into Bio-Rad's existing product portfolio and may offer researchers greater access to this technology.

In July 2012, we acquired all of the outstanding shares of DiaMed Benelux for 4.6 million Euros (approximately $5.6 million) in cash. This acquisition was accounted for as a business combination as DiaMed Benelux represented an integrated set of activities and assets that was capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related cost was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in our Clinical Diagnostics segment's results of operations from the acquisition date.

We acquired net tangible liabilities with a fair value of $2.3 million and the fair values of the assets acquired as of the acquisition date were determined to be $3.0 million of goodwill and $4.9 million of definite-lived intangible assets. The goodwill recorded will not be deductible for income tax purposes. DiaMed Benelux became the exclusive distributor of certain Bio-Rad immunohematology products in the Benelux market as a result of the 2007 acquisition of DiaMed Holding AG. This distributor acquisition is consistent with our stated objective to control the distribution of our own products and services.

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination as the certain assets acquired represented an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related cost was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in the Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. We expect the goodwill recorded to be deductible for income tax purposes. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in the accompanying Condensed Consolidated Balance

Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

We do not consider any of these business combinations in 2012, individually, or when aggregated, to be material and therefore have not disclosed the pro forma results of operations as required for material business combinations.

In October 2011, we acquired all of the issued and outstanding stock of QuantaLife, Inc. (QuantaLife). The fair value of the consideration as of the acquisition date was $179.4 million, which was comprised of $150.3 million paid in cash at the closing date, a $5.0 million holdback of cash until the completion of certain post-closing matters, and $24.1 million in contingent consideration potentially payable to QuantaLife shareholders. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach that would reach $48 million at October 4, 2011 upon the achievement of all sales and development milestones. The contingent consideration for the development milestone was valued based on assumptions regarding the probability of achieving the milestone, with such amounts discounted to present value. The contingent consideration for the sales milestones was valued based on a statistically significant number of simulations for each potential outcome. (See Note 3 for further discussion of the contingent consideration valuation and underlying assumptions.) The operating results of this business are included in the results of operations of our Life Science segment from the acquisition date. The acquisition was accounted for as a business combination.

The determination of the fair value of net assets acquired of QuantaLife was based upon valuation information, estimates and assumptions available at October 4, 2011. During the second quarter of 2012, we finalized the determination of fair value for certain acquired tax attributes and adjusted the preliminary carrying values of goodwill and certain other assets and liabilities in order to reflect final information received, resulting in an overall reduction of goodwill of $0.6 million. These measurement period adjustments had no impact on our condensed consolidated results of operations for the three and nine months ended September 30, 2012.
The final fair values of the net assets acquired were determined to be $105.5 million of goodwill, $94.7 million of intangible assets and $20.8 million of net tangible liabilities. We do not expect the goodwill recorded to be deductible for income tax purposes. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2012 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$71.8	$—	$71.8
Bonds	—	0.7	—	0.7
U.S. government sponsored agencies	—	9.2	—	9.2
Money market funds	6.4	—	—	6.4
Total cash equivalents	6.4	81.7	—	88.1
Available-for-sale investments (b):
Corporate debt securities	—	208.5	—	208.5
U.S. government sponsored agencies	—	98.3	—	98.3
Foreign government obligations	—	3.6	—	3.6
Municipal obligations	—	10.2	—	10.2
Marketable equity securities	217.2	—	—	217.2
Asset-backed securities	—	83.6	—	83.6
Total available-for-sale investments	217.2	404.2	—	621.4
Forward foreign exchange contracts (c)	—	0.3	—	0.3
Total financial assets carried at fair value	$223.6	$486.2	$—	$709.8

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.5	$—	$0.5
Contingent consideration (e)	—	—	52.7	52.7
Total financial liabilities carried at fair value	$—	$0.5	$52.7	$53.2

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2011 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$106.0	$—	$106.0
Bonds	—	8.6	—	8.6
Time deposits	21.6	—	—	21.6
Money market funds	58.3	—	—	58.3
Total cash equivalents	79.9	114.6	—	194.5
Available-for-sale investments (b):
Corporate debt securities	—	170.6	—	170.6
Brokered certificates of deposit	—	1.8	—	1.8
U.S. government sponsored agencies	—	36.9	—	36.9
Foreign government obligations	—	5.7	—	5.7
Municipal obligations	—	5.0	—	5.0
Marketable equity securities	134.8	—	—	134.8
Asset-backed securities	—	11.2	—	11.2
Total available-for-sale investments	134.8	231.2	—	366.0
Forward foreign exchange contracts (c)	—	0.8	—	0.8
Total financial assets carried at fair value	$214.7	$346.6	$—	$561.3

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.2	$—	$1.2
Contingent consideration (e)	—	—	24.1	24.1
Total financial liabilities carried at fair value	$—	$1.2	$24.1	$25.3

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2012	December 31, 2011
Short-term investments	$427.2	$238.8
Other assets	194.2	127.2
Total	$621.4	$366.0

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheet (in millions):

	September 30, 2012	December 31, 2011
Other current liabilities	$26.7	$8.5
Other long-term liabilities	26.0	15.6
Total	$52.7	$24.1

During the fourth quarter of 2011 we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. The contingent consideration would originally reach a maximum of $48 million at October 4, 2011 upon the achievement of all sales and development milestones. As of September 30, 2012, the first two short-term sales milestones were not met and therefore the contingent consideration could now only reach a maximum of $42 million upon the achievement of all the remaining sales and development milestones.

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The contingent consideration is recognized at its estimated fair value of $44.6 million as of September 30, 2012, based on a probability-weighted income approach related to the achievement of certain development and sales milestones valued at $19.9 million and $24.7 million, respectively. The development milestones could potentially reach a maximum of $20 million, which we consider the probability to be more than likely of achieving the milestones. This form of payment guarantees that the seller transitions the manufacturing of the product to Bio-Rad. The sales milestone could potentially range from $0 to a maximum of 60.0%, 56.7% and 54.4% of annual bookings in years 1, 2 and 3 of the arrangement, respectively. These maximum payout ratios begin at bookings in excess of $20 million, $30 million and $45 million for the 3 years, respectively.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at fair value based on third party valuations for the period ended September 30, 2012 (in millions):

2012
January 1	$24.1
Decrease in fair value of contingent consideration for QuantaLife included in Selling, general and administrative expense	(16.0)
Total QuantaLife	8.1
Acquisition of cell sorting system	44.6
September 30	$52.7

The decrease in the contingent consideration liability for QuantaLife was primarily due to not achieving the first two short-term sales milestones as a result of recent weakening in funding to the research and development markets and a longer sales cycle for this new technology, causing a revision in sales forecasts for the remaining sales milestone contractual period ending in March 2014.

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liabilities as of September 30, 2012. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
QuantaLife	Probability-weighted income approach	Sales milestone:
		Credit adjusted discount rates	0.64%	1.03%
		Projected volatility of growth rate	12.4%	30%
		Market price of risk	0.4%
		Development milestone:
		Probability	95%
		Risk-adjusted discount rate	0.64%
Cell sorting system	Probability-weighted income approach	Sales milestone:
		Credit adjusted discount rates	1.0%	1.7%
		Projected volatility of sales	18.0%
		Market price of risk	1.4%
		Development milestone:
		Probability	99%	100%
		Risk-adjusted discount rate	0.8%	1.0%

To estimate the fair value of Level 2 debt securities as of September 30, 2012 and December 31, 2011, our primary pricing service relied on inputs from multiple industry-recognized pricing sources to determine the price for each investment. In addition, they performed reasonableness testing of their prices on a daily basis by comparing them to the prices reported by our custodians as well as prior day prices. If the price difference fell outside of predetermined tolerable levels, they investigated the cause and resolved the pricing issue. Based on a review of the results of this analysis, we utilized our primary pricing service for all Level 2 debt securities as none of these securities tested outside of the tolerable levels.

As of September 30, 2012, our primary pricing service inputs for Level 2 U.S. government sponsored agencies, municipal obligations, corporate and foreign government bonds, asset-backed securities and related cash equivalents consisted of market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.  These multiple market prices were used by our primary pricing service as inputs into a distribution-curve based algorithm to determine the daily market value.

As of September 30, 2012, our primary pricing service inputs for Level 2 corporate debt securities (commercial paper) and related cash equivalents consisted of dynamic and static security characteristics information obtained from several independent sources of security data.  The dynamic inputs such as credit rating, factor and variable-rate, were updated daily.  The static characteristics included inputs such as day count and first coupon upon initial security creation. These securities were typically priced utilizing mathematical calculations reliant on these observable inputs. Other available-for-sale foreign government obligations were based on indicative bids from market participants.

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

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2012 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates published in the Wall Street Journal on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Condensed Consolidated Statements of Income. The cash flows related to these contracts are classified as Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

The following is a summary of our forward foreign currency exchange contracts (in millions):

September 30,
2012

Contracts maturing in October through December 2012 to sell foreign currency:
Notional value	$54.7
Unrealized loss	$0.1
Contracts maturing in October through December 2012 to purchase foreign currency:
Notional value	$376.2
Unrealized loss	$0.1

Available-for-sale investments consist of the following (in millions):

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$207.0	$1.5	$—	$208.5
Municipal obligations	10.1	0.1	—	10.2
Asset-backed securities	82.8	0.5	(0.1)	83.2
U.S. government sponsored agencies	97.9	0.4	—	98.3
Foreign government obligations	3.4	—	—	3.4
Marketable equity securities	22.8	0.9	(0.1)	23.6
	424.0	3.4	(0.2)	427.2
Long-term investments:
Marketable equity securities	52.2	141.4	—	193.6
Asset-backed securities	0.5	—	(0.1)	0.4
Foreign government obligations	0.2	—	—	0.2
	52.9	141.4	(0.1)	194.2
Total	$476.9	$144.8	$(0.3)	$621.4

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$170.9	$0.1	$(0.4)	$170.6
Brokered certificates of deposit	1.8	—	—	1.8
Municipal obligations	5.0	—	—	5.0
Asset-backed securities	10.8	—	—	10.8
U.S. government sponsored agencies	36.8	0.1	—	36.9
Foreign government obligations	5.4	—	—	5.4
Marketable equity securities	7.7	0.6	—	8.3
	238.4	0.8	(0.4)	238.8
Long-term investments:
Marketable equity securities	57.2	70.0	(0.7)	126.5
Asset-backed securities	0.5	—	(0.1)	0.4
Foreign government obligations	0.3	—	—	0.3
	58.0	70.0	(0.8)	127.2
Total	$296.4	$70.8	$(1.2)	$366.0

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	September 30, 2012	December 31, 2011
Fair value	$76.0	$77.8
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$0.4
Gross unrealized losses for investments in a loss position less than 12 months	$0.2	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2012.

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2012 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$135.9	$136.0
Mature in one to five years	208.8	210.0
Mature in more than five years	57.2	58.2
Total	$401.9	$404.2

The estimated fair value of financial instruments in the table below has been determined using quoted prices in active markets for identical instruments or other significant observable inputs, including quoted prices in active markets for similar instruments.  Estimates are not necessarily indicative of the amounts that could be realized in a current market exchange as considerable judgment is required in interpreting market data used to develop estimates of fair value.  The use of different market assumptions or estimation techniques could have a material effect on the estimated fair value.  Other assets include some financial instruments that have fair values based on market quotations.  Long-term debt, excluding leases and current maturities, has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our financial instruments and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	September 30, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other assets	$265.0	$427.7	1	$186.6	$252.4	1
Total long-term debt, excluding leases and current maturities	$719.8	$775.4	2	$719.1	$759.1	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 30% of the outstanding voting shares (excluding treasury shares) of Sartorius as of September 30, 2012.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  In addition, the ordinary voting stock of Sartorius is thinly traded. Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Condensed Consolidated Balance Sheets.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2012:
Goodwill	$176.8	$319.3	$496.1
Accumulated impairment losses	(27.2)	—	(27.2)
Goodwill, net	149.6	319.3	468.9

Acquisitions	17.4	4.1	21.5
Final purchase accounting fair value adjustments	(0.6)	—	(0.6)
Currency fluctuations	—	(0.4)	(0.4)

Balances as of September 30, 2012
Goodwill	193.6	323.0	516.6
Accumulated impairment losses	(27.2)	—	(27.2)
Goodwill, net	$166.4	$323.0	$489.4

In conjunction with the purchase of certain assets from Propel Labs, Inc. in August 2012 (see Note 2), we recorded $17.4 million of goodwill and $32.1 million of definite-lived intangible assets: $27.3 million of developed product technology, $4.7 million of covenants not to compete and $0.1 million of other intangible assets.

In conjunction with the acquisition of 100% of the outstanding shares of DiaMed Benelux (see Note 2), we recorded $3.0 million of goodwill and $4.9 million of definite-lived intangible assets: $3.8 million of customer relationships/lists and $1.1 million of tradenames.

In conjunction with the acquisition of certain assets from a raw material supplier in January 2012 (see Note 2), we recorded $1.1 million of goodwill and $5.1 million of definite-lived intangible assets considered developed product technology.

Other than goodwill, we have no significant intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	September 30, 2012
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$100.9	$(35.6)	$65.3
Know how	1-14	186.8	(60.6)	126.2
Developed product technology	1-10	73.8	(22.7)	51.1
Licenses	1-8	35.6	(18.0)	17.6
Tradenames	1-10	30.6	(26.7)	3.9
Covenants not to compete	1-10	8.2	(3.5)	4.7
Other	1	0.1	—	0.1
		$436.0	$(167.1)	$268.9

	December 31, 2011
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$98.7	$(30.9)	$67.8
Know how	1-14	187.0	(45.7)	141.3
Developed product technology	1-11	47.6	(24.6)	23.0
Licenses	1-9	35.6	(15.7)	19.9
Tradenames	1-10	29.5	(22.1)	7.4
Covenants not to compete	1-7	5.8	(5.7)	0.1
Patents	—	1.0	(1.0)	—
Other	—	0.1	(0.1)	—
		$405.3	$(145.8)	$259.5

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Amortization expense	$10.7	$9.6	$32.2	$27.7

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

December 31, 2011	$16.4
Provision for warranty	12.9
Actual warranty costs	(13.8)
September 30, 2012	$15.5

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2012	December 31, 2011

8.0% Senior Subordinated Notes due 2016	$296.8	$296.3
4.875% Senior Notes due 2020	423.0	422.8
Capital leases and other debt	12.7	13.2
	732.5	732.3
Less current maturities	(0.3)	(0.6)
Long-term debt	$732.2	$731.7

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2012 or December 31, 2011. The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement and the Senior Subordinated Notes due 2016 require Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of September 30, 2012.

7.NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

January 1, 2012	$0.4
Net income attributable to noncontrolling interests	0.1
Currency fluctuations	0.1
September 30, 2012	$0.6

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic weighted average shares outstanding	28,312	28,072	28,255	27,997
Effect of potentially dilutive stock options and restricted stock awards	333	384	354	457
Diluted weighted average common shares	28,645	28,456	28,609	28,454
Anti-dilutive shares	94	59	106	37

9.OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest and investment (income) expense	$(1.0)	$0.1	$(7.9)	$(5.5)
Net realized gains on investments	(1.1)	(0.1)	(8.5)	(0.3)
Miscellaneous other (income) expense items, net	0.6	(0.5)	1.7	(0.1)
Other (income) expense, net	$(1.5)	$(0.5)	$(14.7)	$(5.9)

10.INCOME TAXES

Our effective income tax rate was 21% and 18% for the three months ended September 30, 2012 and 2011, respectively. Our effective income tax rate was 26% and 27% for the first nine months of 2012 and 2011, respectively. The third quarter and the first nine months of 2012 reflected significant tax benefits related to the release of tax liabilities and an adjustment to the fair value of the QuantaLife contingent consideration. The effective income tax rates for all periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates and research and development tax credits. The effective tax rate for the third quarter of 2011 also reflected a tax benefit from nontaxable dividend income in Luxembourg. The third quarter and the first nine months of 2012 effective tax rates do not include tax benefits from U.S. federal research credits that expired in 2011 and nontaxable dividend income that terminated in 2011. For the third quarter and the first nine months of 2012 and 2011, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland has a statutory tax rate of approximately 19%, which is significantly lower than our U.S. statutory tax rate of 36.8%, including state taxes. Our effective tax rates for 2012 and 2011 were significantly reduced by French tax incentives related to our research and development activities.

As of September 30, 2012, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.8 million. Substantially all such amounts will impact our effective income tax rate.

We record liabilities related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our Condensed Consolidated Financial Statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

11.SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2012 and 2011 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2012	$167.0	$328.4	$3.3
	2011	$171.5	$341.3	$3.7

Segment profit	2012	$6.4	$47.0	$—
	2011	$12.5	$49.5	$0.5

Information regarding industry segments for the nine months ended September 30, 2012 and 2011 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2012	$484.2	$999.6	$11.6
	2011	$495.9	$1,016.5	$10.9

Segment profit	2012	$7.8	$148.1	$1.9
	2011	$25.6	$144.1	$1.1

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore not allocated to the segments for performance assessment by our chief operating decision maker.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total segment profit	$53.4	$62.5	$157.8	$170.9
Foreign exchange losses, net	(0.4)	(6.3)	(3.5)	(12.1)
Net corporate operating, interest and other expense not allocated to segments	(1.1)	(0.9)	(3.4)	(2.8)
Other income (expense), net	1.5	0.5	14.7	5.9
Consolidated income before taxes	$53.4	$55.8	$165.6	$161.9

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2011 and this report for the three and nine months ended September 30, 2012.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is becoming increasingly uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 33% of our year-to-date 2012 consolidated net sales are derived from the United States and approximately 67% are derived from international locations, with Europe being our largest region.  Our international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, Singapore Dollar and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

In August 2012, we acquired from Propel Labs, Inc. a new cell sorting system, an automated, easy-to-use benchtop cell sorting flow cytometer. This asset acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration related to the achievement of certain development and sales milestones valued at $19.9 million and $24.7 million, respectively, that could potentially be payable to Propel Labs' shareholders. The fair values of the net assets acquired as of the acquisition date were determined to be $17.4 million of goodwill, $32.1 million of definite-lived intangible assets and $0.1 million of net tangible assets. The acquired cell sorting system fits well into Bio-Rad's existing product portfolio and may offer researchers greater access to this technology.

In July 2012, we acquired all of the outstanding shares of DiaMed Benelux for 4.6 million Euros (approximately $5.6 million) in cash. This acquisition was accounted for as a business combination and is included in our Clinical Diagnostics segment's results of operations from the acquisition date. We acquired net tangible liabilities with a fair value of $2.3 million and the fair values of the assets acquired as of the acquisition date were determined to be $3.0 million of goodwill and $4.9 million of definite-lived intangible assets. DiaMed Benelux became the exclusive distributor of certain Bio-Rad immunohematology products in the Benelux market as a result of the 2007 acquisition of DiaMed Holding AG. This distributor acquisition is consistent with our stated objective to control the distribution of our own products and services.

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination and is included in the Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in the accompanying Condensed Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

During the first quarter of 2012, we identified an error in the consolidated financial statements for the years 2007 through 2011, related to a foreign supplemental tax associated with social benefits. We incorrectly interpreted and applied the local statutes to our circumstances. We accrued $6.1 million for these foreign supplemental taxes, including penalties and interest, during the first quarter of 2012, which has been paid. The foreign supplemental tax, and the related penalties and interest, are not deductible for income tax purposes, and as such this error does not have an impact on Bio-Rad's tax provision.

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

We evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of these errors was significant to the three-month period ended March 31, 2012, their correction would not be material to any individual prior period or for the year ending December 31, 2012, nor did it have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we have corrected these errors in the results of operations for the three-month period ended March 31,

2012 as follows: (i) $4.1 million charge to Cost of goods sold; (ii) $1.2 million charge to Interest expense; (iii) $0.8 million charge to Other (income) expense, net; and (iv) an income tax benefit of $0.7 million.

In October 2011, we acquired all the issued and outstanding stock of QuantaLife, Inc. (QuantaLife). The fair value of the consideration as of the acquisition date was $179.4 million, which was comprised of $150.3 million paid in cash at the closing date, a $5.0 million holdback of cash until the completion of certain post-closing matters, and $24.1 million in contingent consideration potentially payable to QuantaLife shareholders. As of September 30, 2012, the fair value of the contingent consideration was $8.1 million and could potentially reach $42 million upon the achievement of the remaining sales and development milestones. The operating results of this business are included in the results of operations of our Life Science segment from the acquisition date. This transaction was accounted for as the acquisition of a business. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

The determination of the fair value of net assets acquired of QuantaLife was based upon valuation information, estimates and assumptions available at October 4, 2011. During the second quarter of 2012, we finalized the determination of fair value for certain acquired tax attributes and adjusted the preliminary carrying values of goodwill and certain other assets and liabilities in order to reflect final information received, resulting in an overall reduction of goodwill of $0.6 million. These measurement period adjustments had no impact on our condensed consolidated results of operations for the three and nine months ended September 30, 2012. The final fair values of the net assets acquired were determined to be $105.5 million of goodwill, $94.7 million of intangible assets and $20.8 million of net tangible liabilities.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.2	42.7	43.8	43.1
Gross profit	54.8	57.3	56.2	56.9
Selling, general and administrative expense	32.1	34.2	33.0	34.2
Research and development expense	9.8	8.8	10.3	8.9
Net income attributable to Bio-Rad	8.5	8.9	8.1	7.8

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the nine months ended September 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2011.

Three Months Ended September 30, 2012 Compared to
Three Months Ended September 30, 2011

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the third quarter of 2012 were $498.7 million compared to $516.5 million in the third quarter of 2011, a decrease of 3.5%.  Excluding the impact of foreign currency, third quarter 2012 sales increased by approximately 3.6% compared to the same period in 2011.  The foreign exchange impact of the Euro alone on a comparative basis declined approximately 13% from the third quarter of 2011. Currency neutral sales growth was reflected in most regions, primarily in the Pacific Rim, the U.S. and the emerging markets of eastern Europe, while currency neutral sales in western Europe decreased.

The Life Science segment sales for the third quarter of 2012 were $167.0 million, a decrease of 2.6% compared to the same period last year.  On a currency neutral basis, sales increased 2.2% compared to the third quarter in 2011. The sales increase was primarily driven by sales in the QuantaLife product line. The currency neutral sales increase in the Life Science segment was driven primarily by North America, Latin America and in the Pacific Rim, while total sales in Europe and Japan decreased.

The Clinical Diagnostics segment sales for the third quarter of 2012 were $328.4 million, a decrease of 3.8% compared to the same period last year.  On a currency neutral basis, sales increased 4.5% compared to the third quarter in 2011.  Clinical Diagnostics had growth across most product lines on a currency neutral basis, most notably from quality controls, diabetes and BioPlex® 2200 system. Currency neutral sales growth was primarily in eastern Europe, the Pacific Rim and the U.S., while currency neutral sales in western Europe decreased.

Consolidated gross margins were 54.8% for the third quarter of 2012 compared to 57.3% for the third quarter of 2011.  Life Science segment gross margins for the third quarter of 2012 decreased by approximately 6.0% from the same period last year primarily due to a $3.8 million soil remediation expense associated with a manufacturing plant and amortization expense of $2.2 million related to the QuantaLife acquisition. Clinical Diagnostics segment gross margins for the third quarter of 2012 decreased by approximately 0.7% from the same period last year primarily due to an unfavorable product mix, and an increase in non-standard costs and warranty costs.

Selling, general and administrative expenses (SG&A) represented 32.1% of sales for the third quarter of 2012 compared to 34.2% of sales for the third quarter of 2011.  Decreases in SG&A expense relative to sales were primarily driven by an adjustment to the fair value of the QuantaLife contingent consideration of $8.5 million, decreases in the bad debt provision reflecting collection of international receivables, and third party commissions compared to the prior year period, and lower expenses due to currency as the dollar strengthened against our major currencies. The decrease in the contingent consideration liability for QuantaLife was primarily due to not achieving short-term sales milestones as a result of recent weakening in funding to the research and development markets and a longer sales cycle for this new technology, causing a revision in sales forecasts for the remaining sales milestone contractual period ending in March 2014.

Research and development expense increased to $49.0 million or 9.8% of sales in the third quarter of 2012 compared to $45.4 million or 8.8% of sales in the third quarter of 2011.  Life Science segment research and development expense increased in the third quarter of 2012 from the prior year quarter primarily due to research and development expense associated with QuantaLife, and efforts concentrated in chromatography and genomics. Clinical Diagnostics segment research and development expense decreased in the third quarter of 2012 from the prior year period primarily due to currency effects. On-going development continues across a broad range of products.

Results of Operations – Non-operating

Interest expense for the third quarter of 2012 decreased by $0.4 million to $11.9 million compared to $12.3 million for the third quarter of 2011 primarily due to higher interest capitalized associated with the implementation of a global single instance Enterprise Resource Planning (ERP) platform.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Lower foreign currency exchange losses, net for the quarter ended September 30, 2012 compared to the prior year period were primarily attributable to entering into a larger forward foreign currency exchange contract than required in 2011, which resulted in a $3.0 million loss. In addition, a concentrated effort to lower exposures by paying down intercompany balances where possible, reduced volatility in the estimation process of shipments and payments, and lower costs to hedge also aided in reducing foreign currency exchange losses.

Other (income) expense, net for the third quarter of 2012 increased to $1.5 million income compared to $0.5 million income for the third quarter of 2011 primarily due to higher realized gains on the sale of equity investments.

Our effective tax rate was 21% and 18% for the third quarter of 2012 and 2011, respectively. The third quarter of 2012 reflected significant tax benefits related to the release of tax liabilities and an adjustment to the fair value of the QuantaLife contingent consideration. The effective tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates and research and development tax credits. The effective tax rate for the third quarter of 2011 also reflected a tax benefit from nontaxable dividend income in Luxembourg. The third quarter of 2012 effective tax rate does not include tax benefits from U.S. federal research credits that expired in 2011 and nontaxable dividend income that terminated in 2011. For the three months ended September 30, 2012 and 2011, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland has a statutory tax rate of approximately 19%, which is significantly lower than our U.S. statutory tax rate of 36.8%, including state taxes. Our effective tax rates for the third quarter of 2012 and 2011 are significantly reduced by French tax incentives related to our research and development activities.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Nine Months Ended September 30, 2012 Compared to
Nine Months Ended September 30, 2011

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first nine months of 2012 were $1.50 billion compared to $1.52 billion in the first nine months of 2011, a sales decrease of 1.8%.  Excluding the impact of foreign currency, the first nine months of 2012 sales increased by approximately 2.7% compared to the same period in 2011.  Currency neutral sales growth was achieved in most regions, primarily in the Pacific Rim and the emerging markets of eastern Europe, while currency neutral sales declined in western Europe.

The Life Science segment sales for the first nine months of 2012 were $484.2 million, a decrease of 2.4% compared to the same period last year.  On a currency neutral basis, sales increased 0.7% compared to the first nine months in 2011. The sales increase was primarily in laboratory separation and process chromatography, as well as increased sales from the QuantaLife product line. The Life Science segment currency neutral sales increased in the Pacific Rim.

The Clinical Diagnostics segment sales for the first nine months of 2012 were $999.6 million, a decrease of 1.7% compared to the same period last year.  On a currency neutral basis, sales increased 3.7% compared to the first nine months in 2011. Clinical Diagnostics product lines generating growth were quality controls, diabetes, microbiology, blood virus and BioPlex® 2200 system. In 2011, sales were impacted by a one-time blood typing equipment sale of approximately $8 million. Currency neutral sales growth was achieved in most regions, primarily in the Pacific Rim, the Americas and the emerging markets of eastern Europe, while currency neutral sales declined in western Europe.

Consolidated gross margins were 56.2% for the first nine months of 2012 compared to 56.9% for the first nine months of 2011.  Life Science segment gross margins for the first nine months of 2012 decreased from the same period last year by approximately 2.4%, primarily due to amortization expense of $6.7 million related to the QuantaLife acquisition and a $3.8 million soil remediation expense associated with a manufacturing plant. Clinical Diagnostics segment gross margins for the first nine months of 2012 were unchanged from the same period last year.

Selling, general and administrative expenses (SG&A) represented 33.0% of sales for the first nine months of 2012 compared to 34.2% of sales for the first nine months of 2011.  Decreases in SG&A expense relative to sales were primarily driven by year-to-date adjustments to the fair value of the QuantaLife contingent consideration of $16.0 million, a decrease in the bad debt provision compared to the prior year period, primarily in Spain of approximately $7.3 million due to large payments in 2012 by public agencies that represented Spanish balances greater than 180 days old, a decline in third party commissions compared to the prior year period and lower expenses due to currency as the dollar strengthened against our major currencies. The decrease in the contingent consideration liability for QuantaLife was primarily due to not achieving the first two short-term sales milestones as a result of recent weakening in funding to the research and development markets and a longer sales cycle for this new technology, causing a revision in sales forecasts for the remaining sales milestone contractual period ending in March 2014.

Research and development expense increased to $154.3 million or 10.3% of sales in the first nine months of 2012 compared to $136.3 million or 8.9% of sales in the first nine months of 2011.  Life Science segment research and development expense increased in the first nine months of 2012 from the same period last year primarily due to research and development expense associated with QuantaLife, and efforts concentrated in chromatography and genomics. Clinical Diagnostics segment research and development expense increased in the first nine months of 2012 from the prior year period primarily due to increased and broad investment in enhanced product offerings in blood typing, quality controls, diabetes and blood virus product lines.

Results of Operations – Non-operating

Interest expense for the first nine months of 2012 decreased by $3.7 million to $37.5 million compared to $41.1 million for the first nine months of 2011 primarily due to the refinancing of a portion of our debt that was completed in January 2011, lowering our overall borrowing costs. The interest rates on our current borrowings are fixed for our $300.0 million of 8.0% Senior Subordinated Notes through 2016 at 8.0% and for our $425.0 million of 4.875% Senior Notes through 2020 at 4.875%.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Lower foreign currency exchange losses, net for the first nine months of 2012 compared to the prior year period were primarily attributable to entering into a larger forward foreign currency exchange contract than required in 2011, which resulted in a $3.0 million loss. In addition, a concentrated effort to lower exposures by paying down intercompany balances where possible, reduced volatility in the estimation process of shipments and payments, and lower costs to hedge also aided in reducing foreign currency exchange losses.

Other (income) expense, net for the first nine months of 2012 increased to $14.7 million income compared to $5.9 million income for the first nine months of 2011 primarily due to higher realized gains on the sale of equity investments.

Our effective tax rate was 26% and 27% for the first nine months of 2012 and 2011, respectively. The first nine months of 2012 reflected significant tax benefits related to the release of tax liabilities and an adjustment to the fair value of the QuantaLife contingent consideration. The effective tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates and research and development tax credits. The effective tax rate for the first nine months of 2011 also reflected a tax benefit from nontaxable dividend income in Luxembourg. The effective tax rate for the first nine months of 2012 does not include tax benefits from U.S. federal research credits that expired in 2011 and nontaxable dividend income that terminated in 2011. For the first nine months of 2012 and 2011, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland has a statutory tax rate of approximately 19%, which is significantly lower than our U.S. statutory tax rate of 36.8%, including state taxes. Our effective tax rates for the first nine months of 2012 and 2011 are significantly reduced by French tax incentives related to our research and development activities.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of September 30, 2012.  The Credit Agreement expires on June 21, 2014.

At September 30, 2012, we had $853.6 million in cash, cash equivalents and short-term investments, of which approximately 27% was in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. It is primarily our intention and practice to reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, we had $226.9 million available for borrowing as of September 30, 2012, of which $11.5 million is reserved for standby letters of credit issued by our banks to guarantee our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

The continuing slow economic growth in developed nations may adversely affect our future results of operations. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business.  Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of September 30, 2012 and December 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $65.7 million and $82.1 million, respectively. The decrease from December 31, 2011 was primarily due to payments of approximately $21 million by public agencies in Spain that represented Spanish balances greater than 180 days old.

Cash Flows from Operations

Net cash provided by operations was $180.2 million and $181.2 million for the nine months ended September 30, 2012 and 2011, respectively.  The decrease in cash flows primarily resulted from higher income tax payments, partially offset by a decline in interest paid due to the refinancing of a portion of our debt that was completed in January 2011. Also affecting cash flows from operations was the ERP project that was considered in the "Preliminary Project Stage" in 2011, which requires internal labor costs to be expensed, whereas in 2012 we are in the "Application Development Stage," which requires internal labor costs to be capitalized and is currently included in cash flows from investing activities. We continue to focus on cash flow improvements as a company-wide goal.

Cash Flows from Investing Activities

Capital expenditures totaled $112.4 million and $67.2 million for the nine months ended September 30, 2012 and 2011, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures have increased and we anticipate them to continue to increase for the next two to three years due to the implementation of a global single instance ERP platform and to expand our e-commerce platform internationally. The ERP software was purchased in December 2010. The estimated global implementation cost for the single instance ERP platform could reach approximately $150 million and is estimated to take at least four more years to fully implement.

Our investment objective is to maintain liquidity to meet anticipated needs in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

In August 2012, we acquired from Propel Labs, Inc., a new cell sorting system, an automated, easy-to-use benchtop cell sorting flow cytometer. This asset acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration related to the achievement of certain development and sales milestones valued at $19.9 million and $24.7 million, respectively, that could potentially be payable to Propel Labs' shareholders. The fair values of the net assets acquired as of the acquisition date were determined to be $17.4 million of goodwill, $32.1 million of definite-lived intangible assets and $0.1 million of net tangible assets. The acquired cell sorting system fits well into Bio-Rad's existing product portfolio and may offer researchers greater access to this technology.

In July 2012, we acquired all of the outstanding shares of DiaMed Benelux for 4.6 million Euros (approximately $5.6 million) in cash. This acquisition was accounted for as a business combination and is included in our Clinical

Diagnostics segment's results of operations from the acquisition date. We acquired net tangible liabilities with a fair value of $2.3 million and the fair values of the assets acquired as of the acquisition date were determined to be $3.0 million of goodwill and $4.9 million of definite-lived intangible assets. DiaMed Benelux became the exclusive distributor of certain Bio-Rad immunohematology products in the Benelux market as a result of the 2007 acquisition of DiaMed Holding AG. This distributor acquisition is consistent with our stated objective to control the distribution of our own products and services.

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination and is included in the Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in the accompanying Condensed Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

In October 2011, we acquired all the issued and outstanding stock of QuantaLife for a total consideration of $179.4 million that was comprised of $150.3 million in cash, a $5.0 million holdback of cash until the completion of certain post-closing matters, and contingent consideration potentially payable to QuantaLife shareholders. The contingent consideration was initially recognized at its estimated fair value of $24.1 million and would reach $48 million at October 4, 2011 upon the achievement of all sales and development milestones. This transaction was accounted for as the acquisition of a business and the operating results of QuantaLife are included in our Life Science segment from the acquisition date. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  It is not certain at this time that any of these discussions involving material or significant acquisitions will advance to completion.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.1 million for the nine months ended September 30, 2012 and net cash used by financing activities was $211.8 million for the nine months ended September 30, 2011.  Cash used in 2011 was attributable to the redemption in January 2011 of our $225.0 million Senior Subordinated Notes due 2013, including a call premium of $2.8 million that was recorded in Interest expense in the Condensed Consolidated Statements of Income.  We have outstanding Senior Notes of $425 million and Senior Subordinated Notes of $300 million, which are not due until 2020 and 2016, respectively.

The Credit Agreement that was entered into in June 2010, is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2014.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of September 30, 2012. The Credit Agreement and the indenture governing our 8.0% Senior Subordinated Notes due 2016 limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during the first nine months of 2012 or 2011.

Recent Accounting Standards Updates

In July 2012, the FASB issued guidance in regard to testing indefinite-lived intangible assets for impairment. The new guidance provides entities the option of performing a "qualitative" assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived asset is impaired and hence if further testing is necessary. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and did not have a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2012, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers’ or suppliers’ operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of September 30, 2012 and December 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $65.7 million and $82.1 million, respectively. The decrease from December 31, 2011 was primarily due to large payments of approximately $21 million by public agencies in Spain that represented Spanish balances greater than 180 days old.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 67% of our net sales for the nine months ended September 30, 2012.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

Our ability to implement our business plan in a rapidly evolving market requires effective planning, reporting and analytical processes.  We expect that we will need to continue to improve and further integrate our IT systems, reporting systems and operating procedures by training and educating our employees with respect to these improvements and integrations on an ongoing basis in order to effectively run our business.  We are currently in the process of implementing a global single instance Enterprise Resource Planning (ERP) platform. If we fail to successfully manage and integrate our IT systems, reporting systems and operating procedures, including the ERP platform, it could adversely affect our business or operating results.

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

As of September 30, 2012 we and our subsidiaries have approximately $732.5 million of outstanding indebtedness. In addition, we are permitted to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture governing our Senior Subordinated Notes due 2016 (8.0% Notes).

The following chart shows certain important credit statistics.

At September 30, 2012
(dollars in millions)
Total debt	$732.5
Bio-Rad’s stockholders’ equity	$1,934.9
Debt to equity ratio	0.4

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 8, 2012	/s/ Norman Schwartz
Norman Schwartz, President,
Chief Executive Officer

Date:	November 8, 2012	/s/ Christine A. Tsingos
Christine A. Tsingos, Vice President,
Chief Financial Officer