Form 10-K
period 2012-12-31
BIO RAD LABORATORIES INC
filed 2013-03-18
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012
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

As of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $1,954,098,590 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $39,439,322.

As of March 12, 2013, there were 23,371,413 shares of Class A Common Stock and 5,127,654 of Class B Common Stock outstanding.
Documents Incorporated by Reference

Document		Form 10-K Parts
(1) Definitive Proxy Statement to be mailed to stockholders in connection with the
registrant's 2013 Annual Meeting of Stockholders (specified portions)		III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2012

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

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  Our Life Science segment and our Clinical Diagnostics segment generated 33% and 66%, respectively, of our net sales for the year ended December 31, 2012. We generated approximately 32% of our consolidated net sales for the year ended December 31, 2012 from U.S. sales and approximately 68% from sales in our remaining worldwide markets.

For a description of business and financial information on industry and geographic segments, see Note 14 on pages 73 through 75 of Item 8 of Part II of this report.

Life Science Segment

Our Life Science segment is at the forefront of discovery, creating advanced tools to answer complex biological questions.  We are a market leader in the life sciences market, developing, manufacturing and marketing a range of more than 5,000 reagents, apparatus and laboratory instruments that serve a global customer base. Many of our products are used in established research techniques, biopharmaceutical production processes and food testing regimes.  These techniques are typically used to separate, purify and identify biological materials such as proteins, nucleic acids and bacteria within a laboratory or production setting.  We focus on selected segments of the life sciences market in proteomics (the study of proteins), genomics (the study of genes), biopharmaceutical production, cell biology and food safety.  Based on the most recent studies, we currently estimate that the worldwide market for products in these selected segments was approximately $7 billion. Our principal life science customers include universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories.

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

We supply more than 3,000 different products that cover more than 300 clinical diagnostic tests to the IVD test market. Based on the most recent studies, we currently estimate that the worldwide sales for products in the markets we serve were approximately $10 billion. IVD tests are conducted outside the human body and are used to identify and measure substances in a patient’s tissue, blood or urine. Our products consist of reagents, instruments and software, typically provided to our customers as an integrated package to allow them to generate reproducible test results. Revenue in this business is highly recurring, as laboratories typically standardize test methodologies, which are dependent on a particular supplier’s equipment, reagents and consumable products. An installed base of diagnostic test systems creates an ongoing source of revenue through the sale of test kits for each sample analyzed on an installed system.  Our principal clinical diagnostic customers include hospital laboratories, reference laboratories, transfusion laboratories and physician office laboratories.

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

Our customer base is broad and diversified. Our worldwide customer base includes (1) prominent university and research institutions, providing us access to more than 150,000 scientists in the U.S. alone; (2) hospital, public health and commercial laboratories; (3) other leading diagnostic manufacturers; and (4) leading companies in the biotechnology, pharmaceutical, chemical and food industries.  In 2012, no single customer accounted for more than two percent of our total net sales.  Our sales are affected by certain external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding would have a detrimental effect on the results of this segment.

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

Because of the breadth of its product lines, the Life Science segment does not face the same competitors for all of its products.  Competitors in this market include GE Biosciences, Life Technologies, Merck Millipore, PerkinElmer and Thermo Fisher Scientific.  We compete primarily based on meeting performance specifications.

Major competitors in the Clinical Diagnostics segment include Roche, Abbott Laboratories (Diagnostic Division), Siemens Medical Diagnostics Solutions, Danaher, Thermo Fisher, Becton Dickinson, bioMérieux, Ortho Clinical Diagnostics, Tosoh, Immucor and DiaSorin.

Research and Development

We conduct extensive research and development activities in all areas of our business, employing approximately 860 people worldwide in these activities.  Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development of new products and applications, we interact with scientific and medical professionals at universities, hospitals and medical schools, and within our industry. We spent approximately $214.0 million, $186.4 million and $172.3 million on research and development activities during the years ended December 31, 2012, 2011 and 2010, respectively.

Regulatory Matters

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain of our products (primarily diagnostic products) are subject to regulation in the United States by the Center for Devices and Radiological Health of the United States Food and Drug Administration (FDA) and in other jurisdictions by state and foreign government authorities.  FDA regulations require that some new products have pre-marketing clearance or approval by the FDA and require certain products to be manufactured in accordance with FDA's “good manufacturing practice” regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. The FDA has authority to take various administrative and legal actions against us for our, or our products', failure to comply with relevant legal or regulatory requirements, including issuing warning letters, initiating product seizures, requesting or requiring product recalls or withdrawals, and other civil or criminal sanctions, among other things.

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

Employees

At December 31, 2012, Bio-Rad had approximately 7,380 employees.  Approximately seven percent of Bio-Rad's approximately 2,975 U.S. employees are covered by a collective bargaining agreement, which will expire on November 7, 2016.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  We consider our employee relations in general to be good.

Available Information

Bio-Rad files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended.  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Bio-Rad, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Bio-Rad’s website address is www.bio-rad.com.  We make available, free of charge through our website, our Form 10-Ks, 10-Qs and 8-Ks, and any amendments to these forms, as soon as reasonably practicable after filing with the SEC. The information on our website is not part of this Annual Report on Form 10-K.

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

Based on an internal investigation, we identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA's books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), each of which commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.  We provided additional information to the DOJ and the SEC as the Audit Committee's investigation progressed. We continue to cooperate with the DOJ and SEC investigations and to provide information to them. The Audit Committee has determined to continue its investigation based on matters that arose in connection with an assessment of our accrual for royalties payable by us under certain patent licenses from a third party.

The DOJ and SEC investigations are also continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are unable to estimate the outcome of this matter.

However, the imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, including our results of operations, cash balance and credit rates. We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees' Retirement System v. David Schwartz, et al., Case No. MSC11-00854. In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys' fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on September 30, 2011, the court sustained our demurrer and dismissed the complaint, without prejudice, and granted the plaintiff additional time to file an amended complaint.   The court denied our motion to stay this matter because it dismissed the complaint. The parties have agreed to a stipulated dismissal of this case, without prejudice, and to a tolling of the statute of limitations pending the resolution of the DOJ and SEC investigations.

We have identified four significant deficiencies in our internal control over financial reporting as of December 31, 2012 that, when aggregated, constitute a material weakness in our internal control over financial reporting as of December 31, 2012. Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2012, our management identified four significant deficiencies in our internal control over financial reporting as of December 31, 2012 that, when aggregated, constitute a material weakness in our internal control over financial reporting as of December 31, 2012. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The four significant deficiencies that we identified are the result of: (i) an inadequate accounting close process, including our failure to review and adjust a contingency accrual with respect to royalties owed to a third party in a timely manner, inadequate supporting documentation for certain key transactions and account reconciliations at some of our foreign locations, and our lack of adequate financial statement review at our German subsidiary; (ii) an inadequate revenue recognition process, including the unauthorized execution of distributor contracts at our Chinese subsidiary, our lack of controls over pricing and our ineffective methods of analyzing credit risk, and in some instances, the lack of sufficient documentation for the timing of revenue recognition; (iii) an inadequate reagent rental process at certain of our international subsidiaries, including our failure to provide management review of reagent rental agreements, our failure to monitor ongoing compliance with agreement terms, and our lack of timely reconciliations of our reagent rental equipment; and (iv) inadequate expenditure controls at our German subsidiary, including our lack of compliance with controls for vendor management and transaction approvals, and insufficient segregation of duties.

We cannot assure you that we will be able to remediate these significant deficiencies and the resulting material weakness or that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional significant deficiencies or material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline. Any such failure has and could in the future adversely affect the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of December 31, 2012 and December 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $64.8 million and $82.1 million, respectively. The decrease from December 31, 2011 was primarily associated with large payments made in June 2012 of approximately $21 million by public agencies in Spain that represented Spanish balances that were significantly past due.

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

The benefits of any acquisition may prove to be less than anticipated and may not outweigh the costs reported in our financial statements.  Completing any potential future acquisition could cause significant diversion of our management's time and resources.  If we acquire new companies, products or technologies, we may be required to assume contingent liabilities or record impairment charges for goodwill and other intangible assets over time. We cannot assure you that we will successfully overcome these risks or any other problems we encounter in connection with any acquisitions, and any such acquisitions could adversely affect our business, financial position or operating results.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 68% of our net sales for the year ended December 31, 2012.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

We are dependent on government funding and the capital spending programs of our customers, and the effect of healthcare reform on government funding and our customers' ability to purchase our products is uncertain.

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies.  The capital spending programs of these institutions and companies have a significant effect on the demand for our products.  Such programs are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities for various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods.  If government funding to our customers were to decrease, or if our customers were to decrease or reallocate their budgets in a manner adverse to us, our business, financial condition or results of operations could be materially adversely affected.

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

In the United States, 2010 reform measures, in particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, impose significant new programs and responsibilities affecting U.S. pharmaceutical and medical device industries. The PPACA, among other things, establishes annual fees and taxes on manufacturers of certain medical devices, including our devices, and promotes programs that increase the federal government's comparative effectiveness research, which may be used to evaluate the selection of medical services by clinicians and others. PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. In addition, a productivity adjustment is made to the fee schedule payment amount. These changes in payments apply to some or all of the clinical laboratory test services we furnish to Medicare beneficiaries.
In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. To the extent that the healthcare industry seeks to address the need to contain costs stemming from reform measures such as those contained in PPACA and ATRA, or in future legislation, by limiting the number of clinical tests being performed, our results of operations could be materially and adversely affected.  If these changes in the healthcare markets in the United States and Europe continue, we could be forced to alter our approach in selling, marketing, distributing and servicing our products.

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

We are subject to substantial government regulation, and any changes in regulation or violations of regulations by us, could adversely affect our business, prospects, results of operations or financial condition.

Some of our products (primarily diagnostic products), production processes and marketing are subject to federal, state, local and foreign regulation, including by the FDA and its foreign counterparts.  The FDA regulates our diagnostic products as medical devices pursuant to the Federal Food, Drug and Cosmetic Act. Unless an exemption applies, each medical device marketed in the United States must first receive either clearance of a 510(k) premarket notification or approval of a premarket approval application from the FDA, depending on the risk classification of the device. Medical devices can be marketed only for the indications for which they are cleared or approved. The FDA has also generally exercised its enforcement discretion to not enforce applicable regulations, including premarket requirements, with respect to certain diagnostic products referred to as laboratory developed tests, which are tests developed by a single laboratory for use only in that laboratory. However, the FDA has indicated, since 2010, that it intends to reconsider its policy regarding enforcement and to begin drafting an oversight framework for such tests. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. After a device is placed on the market, regardless of the classification or pre-market pathway, it remains subject to significant regulatory requirements. The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our products or impact our ability to modify our currently approved or cleared products on a timely basis. For example, the FDA recently initiated a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements upon us, which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Any delay in, or failure to receive or maintain, clearance or approval for our products could prevent us from generating revenue from these products and adversely affect our business operations and financial results. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our products and dissuade our customers from using our products.

We are also subject to government regulation of the use and handling of a number of materials and controlled substances.  The U.S. Drug Enforcement Administration establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements for controlled substances pursuant to the Controlled Substances Act of 1970. Failure to comply with present or future laws and regulations could result in substantial liability to us, suspension or cessation of our operations, restrictions on our ability to expand at our present locations or require us to make significant capital expenditures or incur other significant expenses.

We are subject to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.
We are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states and foreign governments in which we conduct our business. These healthcare laws and regulations include, for example:

•
the federal Anti-Kickback Law, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;

•
federal false claims laws which, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which established new federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Further, the PPACA amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.
Further, the PPACA includes provisions known as the Physician Payment Sunshine Act, which requires certain manufacturers of drugs, biologics, devices and medical supplies to record any transfers of value to U.S. physicians and U.S. teaching hospitals. Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for known violations and may result in liability under other federal laws or regulations. Manufacturers will be required to begin data collection on August 1, 2013 and report such data to the Centers for Medicare and Medicaid Services by March 31, 2014. Several states in the U.S. have also implemented similar reporting requirements, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. These laws will impose administrative, cost and compliance burdens on us. If we are found to be in violation of any of these laws and other applicable state and country laws, we may be subject to penalties, including fines.

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

As of February 15, 2013, the Schwartz family collectively held approximately 15% of our Class A Common Stock and 92% of our Class B Common Stock.  As a result, the Schwartz family is able to elect a majority of the directors, effect fundamental changes in our direction and control matters affecting us, including the allocation of business opportunities that may be suitable for our company.  In addition, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

The Schwartz family may exercise its control over us according to interests that are different from other investors’ or debtors’ interests.

David Schwartz, our co-founder and former Chairman of the Board, passed away on April 1, 2012; however, we do not expect Mr. Schwartz's death to affect the Schwartz family's majority voting power.

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

As of December 31, 2012 we and our subsidiaries had approximately $734.2 million of outstanding indebtedness. In addition, we are permitted to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture governing our 8% Senior Subordinated Notes due 2016 (8.0% Notes).

The following chart shows certain important credit statistics.

At December 31, 2012
(dollars in millions)
Total debt	$734.2
Bio-Rad’s stockholders’ equity	$2,010.7
Debt to equity ratio	0.4

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We own our corporate headquarters located in Hercules, California.  The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Richmond, California	Owned/Leased
	Hercules, California	Owned/Leased
	Pleasanton, California	Leased
	Singapore	Leased
	Shanghai, China	Leased
	Oxford, England	Leased

Clinical
Diagnostics	Hercules, California	Owned/Leased
	Benicia, California	Leased
	Irvine, California	Leased
	Greater Seattle area, Washington	Leased
	Lille, France	Owned
	Greater Paris area, France	Leased
	Nazareth-Eke, Belgium	Leased
	Cressier, Switzerland	Owned/Leased
	Dreieich, Germany	Owned/Leased

Most manufacturing and research facilities also house administration, sales and distribution activities.  In addition, we lease office and warehouse facilities in a variety of locations around the world.  The facilities are used principally for sales, service, distribution and administration for both segments.

ITEM 3. LEGAL PROCEEDINGS

Based on an internal investigation, we identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA's books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), each of which commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.  We provided additional information to the DOJ and the SEC as the Audit Committee's investigation progressed. We continue to cooperate with the DOJ and SEC investigations and to provide information to them. The Audit Committee has determined to continue its investigation based on matters that arose in connection with an assessment of our accrual for royalties payable by us under certain patent licenses from a third party.

The DOJ and SEC investigations are also continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are unable to estimate the outcome of this matter. However, the imposition of any of these sanctions or remedial measures could have a material adverse effect on our business or financial condition.  We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees' Retirement System v. David Schwartz, et al., Case No. MSC11-00854. In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys' fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on September 30, 2011, the court sustained our demurrer and dismissed the complaint, without prejudice, and granted the plaintiff additional time to file an amended complaint.   The court denied our motion to stay this matter because it dismissed the complaint. The parties have agreed to a stipulated dismissal of this case, without prejudice, and to a tolling of the statute of limitations pending the resolution of the DOJ and SEC investigations.

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

	Class A		Class B
	High	Low	High	Low
2012
Fourth Quarter	$109.93	$99.00	$110.26	$99.72
Third Quarter	109.62	91.52	109.50	92.10
Second Quarter	118.00	95.05	115.38	95.63
First Quarter	106.91	96.19	105.25	96.26
2011
Fourth Quarter	$103.22	$87.98	$102.90	$89.20
Third Quarter	122.39	84.02	122.21	87.33
Second Quarter	126.98	115.77	126.56	116.67
First Quarter	120.18	104.30	121.02	104.89

On February 15, 2013, we had 513 holders of record of Class A Common Stock and 146 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 400 MidCap Index and a selected peer group, assuming $100 invested on December 31, 2007, and reinvestment of dividends if paid:

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

ITEM 6.  SELECTED FINANCIAL DATA

BIO-RAD LABORATORIES, INC.
Selected Financial Data
(in thousands, except per share data)
	Year Ended December 31,
	2012	2011	2010	2009	2008

Net sales	$2,069,235	$2,073,529	$1,927,118	$1,784,244	$1,764,365
Cost of goods sold	915,097	895,640	835,630	784,401	801,843
Gross profit	1,154,138	1,177,889	1,091,488	999,843	962,522
Selling, general and administrative expense	682,898	696,294	635,213	601,468	591,304
Research and development expense	214,040	186,439	172,266	163,585	159,518
Impairment losses on goodwill and long-lived assets	—	—	—	3,802	28,757
Interest expense	51,112	53,135	63,717	47,024	32,113
Foreign exchange losses, net	5,040	13,842	3,884	5,003	7,634
Other (income) expense, net	(21,883)	(7,583)	(3,875)	(6,871)	353
Income before income taxes and noncontrolling interests	222,931	235,762	220,283	185,832	142,843
Provision for income taxes	(59,084)	(57,739)	(33,348)	(36,667)	(44,579)
Net (income) loss attributable to noncontrolling interests	(69)	200	(1,445)	(4,545)	(8,754)

Net income attributable to Bio-Rad	$163,778	$178,223	$185,490	$144,620	$89,510

Basic earnings per share	$5.79	$6.36	$6.70	$5.28	$3.30

Diluted earnings per share	$5.72	$6.26	$6.59	$5.20	$3.24

Cash dividends paid per common share	$—	$—	$—	$—	$—

Total assets	$3,436,753	$3,096,803	$3,062,764	$2,535,853	$2,037,264

Long-term debt, net of current maturities	$732,414	$731,698	$731,100	$737,919	$445,979

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

We announced on February 26, 2012 our preliminary unaudited results for the fourth quarter and the year ended December 31, 2012. These results included an accrual for royalties to a third party and related interest. Since that announcement, we have reviewed developments relating to those royalties and have increased the accrual for royalties and related interest. The consolidated financial statements included in this annual report on Form 10-K for the year ended December 31, 2012 reflect the increased accrual for royalties and interest, as well as the related impact on our provision for income taxes.

Overview.  We are a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.

We sell more than 8,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We do not disclose quantitative information about our different products and services as it is impractical to do so based primarily on the numerous products and services that we sell and the global markets that we serve.

We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require standardization for their experiments and test results, much of our revenues are recurring.

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is becoming increasingly uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 32% of our 2012 consolidated net sales are derived from the United States and approximately 68% are derived from international locations.  The international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, China Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

In January 2013, we acquired AbD Serotec, a division of MorphoSys AG, for approximately 53 million Euros (approximately $70 million) in cash. The acquisition will be included in our Life Science segment's results of operations from the acquisition date and will be accounted for as a business combination. We believe that with AbD Serotec's comprehensive catalog of antibodies, we will be able to offer our customers total assay solutions that can be validated on many of our research platforms for western blotting, multiplex protein expression, ELISA and cell sorting.

In August 2012, we acquired from Propel Labs, Inc. a new cell sorting system, an automated, easy-to-use benchtop cell sorting flow cytometer. This asset acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration related to the achievement of certain development and sales milestones valued at $19.9 million and $24.7 million, respectively, that could potentially be payable to Propel Labs' shareholders. The contingent consideration was recognized at its estimated fair value of $44.6 million as of December 31, 2012. The fair values of the net assets acquired from Propel Labs, Inc. as of the acquisition date were determined to be $17.4 million of goodwill, $32.1 million of definite-lived intangible assets and $0.1 million of net tangible assets. The acquired cell sorting system fits well into Bio-Rad's existing Life Science segment product offerings and may offer researchers greater access to this technology.

In July 2012, we acquired all of the outstanding shares of DiaMed Benelux for 4.6 million Euros (approximately $5.6 million) in cash. This acquisition was accounted for as a business combination and is included in our Clinical Diagnostics segment's results of operations from the acquisition date. We acquired net tangible liabilities with a fair value of $2.3 million and the fair values of the assets acquired as of the acquisition date were determined to be $3.0 million of goodwill and $4.9 million of definite-lived intangible assets. DiaMed Benelux became the exclusive distributor of certain Bio-Rad immunohematology products in the Benelux market as a result of our 2007 acquisition of DiaMed Holding AG. This distributor acquisition is consistent with our stated objective to control the distribution of our own products and services.

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination and is included in our Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired at the acquisition date was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in our Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

In October 2011, we acquired all of the issued and outstanding stock of QuantaLife, Inc. (QuantaLife). The fair value of the consideration as of the acquisition date was $179.4 million, which was comprised of $150.3 million paid in cash at the closing date, a $5.0 million holdback of cash until the completion of certain post-closing matters, and $24.1 million in contingent consideration potentially payable to QuantaLife shareholders. As of December 31, 2012, the fair value of the contingent consideration was $8.0 million and could potentially reach $37 million upon the achievement of the remaining sales and development milestones. The operating results of this business are included in the results of operations of our Life Science segment from the acquisition date. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

The determination of the fair value of net assets acquired of QuantaLife was based upon valuation information, estimates and assumptions available at October 4, 2011. During the second quarter of 2012, we finalized the determination of fair value for certain acquired tax attributes and adjusted the preliminary carrying values of goodwill and certain other assets and liabilities in order to reflect final information received, resulting in an overall reduction of goodwill of $0.6 million. These measurement period adjustments had no impact on our results of operations for the year ended December 31, 2012. The final fair values of the net assets acquired as of the acquisition date were determined to be $105.5 million of goodwill, $94.7 million of intangible assets and $20.8 million of net tangible liabilities.

During the first quarter of 2012, we identified an error in the consolidated financial statements for the years 2007 through 2011, related to a foreign supplemental tax associated with social benefits. We incorrectly interpreted and applied the local statutes to our circumstances. We accrued $6.1 million for these foreign supplemental taxes, including penalties and interest, during the first quarter of 2012, all of which has been paid. The foreign supplemental tax, and the related penalties and interest, were not deductible for income tax purposes, and as such this error did not have an impact on Bio-Rad's provision for income taxes.

We evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that while the accumulation of the error was significant to the three-month period ended March 31, 2012, the correction was not material to any individual prior period or for the year ended December 31, 2012, nor did it have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	44.2	43.2	43.4
Gross profit	55.8	56.8	56.6
Selling, general and administrative expense	33.0	33.6	33.0
Research and development expense	10.3	9.0	8.9
Net income attributable to Bio-Rad	7.9	8.6	9.6

We intend that the discussions of critical accounting policies and estimates and recent accounting pronouncements that follow will assist you in understanding how such principles, estimates and accounting pronouncements affect our financial condition and results of operations as well as significant factors that caused changes in our financial condition and results of operations for the years ended December 31, 2012 and 2011.

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

Accounting for Income Taxes.  Management is required to make estimates related to our income tax provision in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposures, as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established.  To the extent management establishes a valuation allowance or increases this allowance in a period, an increase to expense within the Provision for income taxes in the Consolidated Statements of Income may result.

We have recorded a valuation allowance of $52.9 million and $48.9 million as of December 31, 2012 and 2011, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain foreign net operating losses carried forward.  The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established, which would increase the tax provision, lowering income and impacting our financial position.  Should realization of these deferred tax assets for which a valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting Bio-Rad’s financial position.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.  We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in income tax expense. Our overall effective tax rate is subject to fluctuations because of changes in the geographic mix of earnings, changes to statutory tax rates and tax laws, and because of the impact of various tax audits and assessments, as well as generation of tax credits.

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. We estimate the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this is the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. There were no impairment losses recorded in 2012, 2011 and 2010.

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

Litigation Accruals.   We record as liabilities in our Consolidated Balance Sheets estimated amounts for claims that are probable and can be reasonably estimated.  The likelihood of a material change in these estimated liabilities is dependent on the possible outcome of settlement negotiations, regulatory or judicial review and the development of facts and circumstances in extended litigation which could change claims or assessments when both the amount and range of loss on some outstanding litigation is uncertain.  We disclose in the footnotes of the financial statements when we are unable to make a reasonable estimate of a material liability that could result from unfavorable outcomes in litigation.  As events occur, we will assess the potential liability related to our pending litigation and revise our estimates.  Such revisions could materially impact our results of operations.

Results of Operations - Sales, Gross Margins and Expenses

Net sales

Net sales (sales) in 2012 were relatively unchanged at $2.07 billion compared to 2011. Excluding the impact of foreign currency, 2012 sales increased by approximately 3.6% compared to 2011. Currency neutral sales growth was achieved in all regions, however Europe grew by less than 1% percent.

The Life Science segment sales in 2012 were $688.4 million, a decrease of 0.9% compared to 2011.  On a currency neutral basis, sales increased 1.5% compared to 2011. The currency neutral sales increase was primarily in laboratory separation and process chromatography, as well as increased sales from the droplet digital PCR product line associated with the QuantaLife acquisition. The Life Science segment currency neutral sales increased in North America, Latin America, Europe and Asia.

The Clinical Diagnostics segment sales in 2012 were $1.37 billion, an increase of 0.1% compared to 2011. On a currency neutral basis, sales increased 4.7% compared to 2011.  Clinical Diagnostics product lines generating growth were quality controls, diabetes, microbiology, blood virus and BioPlex® 2200. In 2011, sales were impacted by a one-time blood typing equipment sale of approximately $8 million. Currency neutral sales growth was achieved in the Pacific Rim, the Americas and the emerging markets, while currency neutral sales declined in western Europe.

Sales in 2011 increased to $2.07 billion from $1.93 billion in 2010, a sales increase of 7.6%. Excluding the impact of foreign currency, 2011 sales increased by approximately 3.1% compared to 2010. Currency neutral sales growth was achieved in many regions, except for Europe.

The Life Science segment sales in 2011 were $694.7 million, an increase of 7.2% compared to 2010.  On a currency neutral basis, sales increased 3.4% compared to 2010. Product groups showing growth included process chromatography media, imaging systems, amplification and electrophoresis. Currency neutral sales growth in the Life Science segment was primarily in the U.S., Latin America and the Pacific Rim. In many developed countries, constraints in government budgets had limited sales growth opportunities.

The Clinical Diagnostics segment sales in 2011 were $1.36 billion, an increase of 7.8% compared to 2010. On a currency neutral basis, sales increased 2.9% compared to 2010.  Clinical Diagnostics product lines generating growth were immunohematology, quality controls, BioPlex® 2200, diabetes monitoring and clinical microbiology. Currency neutral sales growth was primarily in the Pacific Rim, partially offset by weaker sales in Europe due to spending constraints in several countries' national healthcare systems.

Gross margin

Consolidated gross margins were 55.8% in 2012 compared to 56.8% in 2011. Life Science segment gross margins in 2012 decreased from 2011 by approximately 3.3% primarily due to amortization expense of $10.0 million related to the droplet digital PCR products and cell sorting system acquisitions, an incremental royalty accrual related to a dispute with a third party, as well as a $3.8 million soil remediation expense associated with a manufacturing plant. Clinical Diagnostics segment gross margins in 2012 were relatively unchanged from 2011, reflecting an increase of 0.1%.

Beginning in 2013, under the Patient Protection and Affordable Health Care and the Health Care and Education Reconciliation Acts of 2010, among other initiatives, the legislation provides for a 2.3% annual excise tax on the sales of certain medical devices in the U.S. Bio-Rad will be required to pay this excise tax on most of our U.S. Clinical Diagnostic sales and estimate that the effect on gross margins to be less than 0.25%.

Consolidated gross margins were 56.8% in 2011 compared to 56.6% in 2010 and were relatively unchanged for both the Life Science segment and the Clinical Diagnostics segment.

Selling, general and administrative expense

Consolidated selling, general and administrative expenses (SG&A) represented 33.0% of sales in 2012 compared to 33.6% of sales in 2011.  Decreases in SG&A relative to sales were primarily driven by the 2012 adjustments to the fair value of the QuantaLife contingent consideration of $16.1 million, a decline in third party commissions compared to 2011, and a lower bad debt expense provision compared to 2011, primarily in Spain of approximately $8.6 million associated with large payments made in June 2012 by public agencies that represented Spanish balances that were significantly past due, partially offset by an increase in incentive compensation and professional fees compared to 2011. The decrease in the contingent consideration liability for QuantaLife was primarily due to not achieving the first three short-term milestones as a result of recent weakening in funding to the research and development markets and a longer sales cycle for this new technology, causing a revision in sales forecasts for the remaining sales milestone contractual period ending in March 2014.

Consolidated SG&A represented 33.6% of sales in 2011 compared to 33.0% of sales in 2010.  Growth in SG&A was greater than the rate of sales growth. Increases were primarily driven by employee-related costs (our largest cost), professional services, bad debt provisions primarily associated with public agencies in southern Europe, facilities, travel, information technology and marketing.

Research and development expense

Research and development expense increased to $214.0 million or 10.3% of sales in 2012 compared to $186.4 million or 9.0% of sales in 2011, primarily in the Life Science segment.  Life Science segment research and development expense increased in 2012 from 2011 primarily related to the droplet digital PCR products and cell sorting system acquisitions, which had high research and development costs relative to sales for these new products. Clinical Diagnostics segment research and development expense increased in 2012 from 2011 primarily due to increased investment in enhanced product offerings in blood typing, quality controls, diabetes and blood virus product lines.

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

Results of Operations – Non-operating

Interest expense

Interest expense in 2012 decreased 3.8% to $51.1 million compared to 2011 primarily due to the refinancing of a portion of our debt that was completed in January 2011, lowering our overall borrowing costs. The interest rates on our current borrowings are fixed for our $300.0 million Senior Subordinated Notes through 2016 at 8.0% and for our $425.0 million Senior Notes through 2020 at 4.875%.

Interest expense in 2011 decreased 16.6% to $53.1 million compared to 2010 primarily due to the refinancing of a portion of our debt in December 2010 through January 2011, lowering our overall borrowing rate.

Foreign currency exchange gains and losses

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Net foreign currency exchange losses for 2012, 2011 and 2010 were $5.0 million, $13.8 million and $3.9 million, respectively.  The 2012, 2011 and 2010 net foreign currency exchange losses were attributable to market volatility, increasing costs to hedge and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.  In addition, approximately $4.6 million of the 2011 loss was attributable to entering into a larger forward foreign exchange contract than required. All years are affected by the economic hedging program we employ to hedge our intercompany receivables and payables.

Other income and expense, net

Other income and expense, net includes investment and dividend income, generally interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  Other (income) expense, net in 2012 increased to $21.9 million income compared to $7.6 million income in 2011. The increase was primarily due to higher realized gains on the sale of equity investments in 2012 of $8.0 million compared to 2011 and a 2012 gain of $4.3 million on the sale of a building in our Clinical Diagnostics segment.

Other (income) expense, net in 2011 increased to $7.6 million income compared to $3.9 million income in 2010. The increase was primarily due to higher investment income, which included dividend income from holdings in Sartorius AG whose dividends almost doubled from 2010, and a settlement of a legal dispute in the third quarter of 2010, partially offset by higher other-than-temporary impairment losses on certain investments during 2011 than in 2010.

Effective tax rate

Our effective tax rate was 27%, 24% and 15% in 2012, 2011 and 2010, respectively. The effective tax rate for 2012 reflected a tax benefit related to an adjustment to the fair value of the QuantaLife contingent consideration. The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, retroactively reinstated the federal research and development credit from January 1, 2012 through December 31, 2013. The effect of this change in the tax law related to 2012 is estimated to be between $2.7 million and $3 million and will be recognized as a benefit to income tax expense in the first quarter of fiscal 2013, the quarter the law was enacted. The effective tax rate for 2011 reflected tax benefits from nontaxable dividend income and the release of tax liabilities. The lower effective tax rate in 2010 was due to a $22.0 million foreign tax credit benefit related to a $164.0 million distribution from our foreign affiliates to the U.S.

The effective tax rates for all three periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits. Our foreign income is earned primarily in France and Switzerland. Switzerland's statutory tax rate is significantly lower than our U.S. statutory tax rate of 35%. Our effective tax rates are also significantly reduced by French tax incentives related to our research and development activities.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of December 31, 2012.  The Credit Agreement expires on June 21, 2014.

At December 31, 2012, we had available $921.1 million in cash, cash equivalents and short-term investments, of which approximately 30% was in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, we had $226.8 million available for borrowing as of December 31, 2012, of which $11.6 million is reserved for standby letters of credit issued by our banks to guarantee our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

The continuing slow economic growth in developed nations may adversely affect our future results of operations. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business.  Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of December 31, 2012 and December 31, 2011, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $64.8 million and $82.1 million, respectively. The decrease from December 31, 2011 was primarily due to payments made in June 2012 of approximately $21 million by public agencies in Spain that represented Spanish balances that were significantly past due.

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

Cash Flows from Operations

Net cash provided by operations was $278.9 million, $259.8 million and $225.9 million in 2012, 2011, and 2010, respectively.  The net increase between 2012 and 2011 of $19.1 million primarily represented higher cash received from customers that in part reflected improved payments in 2012 from Southern European customers, and a decline in interest paid due to the refinancing of a portion of our debt that was completed in January 2011, partially offset by higher income tax payments as 2011 included an income tax refund of approximately $25 million. Also affecting cash flows from operations was the Enterprise Resource Planning (ERP) project that was considered in the "Preliminary Project Stage" in 2011, which requires internal labor costs to be expensed, whereas in 2012 we were in the "Application Development Stage," which requires internal labor costs to be capitalized and is currently included in cash flows from investing activities. We continue to focus on cash flow improvements as a global company-wide goal.

The net increase between 2011 and 2010 of $33.9 million primarily represented higher cash received from customers due to higher sales, a decline in interest expense due to the refinancing of a portion of our debt in December 2010 and January 2011, and a decline in income taxes paid that was caused by timing differences and an income tax refund in 2011, partially offset by an increase in the amount paid to suppliers and employees. During the second quarter of 2010, Bio-Rad made a large payment of 22.6 million Euros to a certain licensor, covering royalties for multiple years.

We regularly review the allowance for uncollectible receivables and believe net accounts receivable are fully realizable. We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies. We expect the first quarter of 2013 cash flows from operations to be lower than the fourth quarter of 2012 as Bio-Rad historically has made larger payments for royalties, fourth quarter sales commissions to third parties and annual employee bonuses during this period.

Cash Flows from Investing Activities

Net cash used in investing activities, including capital expenditures, was $412.8 million, $383.4 million and $216.5 million for 2012, 2011 and 2010, respectively.  Capital expenditures in 2012 totaled $152.4 million, compared to $102.9 million and $88.5 million in 2011 and 2010, respectively. Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory and environmental, and compliance.  Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures have increased and we anticipate them to continue to remain historically higher for the next three to four years due to the implementation of a global single instance ERP platform and to expand our e-commerce platform. The ERP software was purchased in December 2010. The estimated global implementation cost for the single instance ERP platform could reach up to $200 million and is estimated to take approximately four more years to fully implement.

In August 2012, we acquired from Propel Labs, Inc. a new cell sorting system, an automated, easy-to-use benchtop cell sorting flow cytometer. This business acquisition is included in our Life Science segment's results of operations from the acquisition date. The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration related to the achievement of certain development and sales milestones valued at $19.9 million and $24.7 million, respectively, that could potentially be payable to Propel Labs' shareholders. The contingent consideration was recognized at its estimated fair value of $44.6 million as of December 31, 2012. The fair values of the net assets acquired from Propel Labs, Inc. as of the acquisition date were determined to be $17.4 million of goodwill, $32.1 million of definite-lived intangible assets and $0.1 million of net tangible assets. The acquired cell sorting system fits well into Bio-Rad's existing Life Science segment product offerings and may offer researchers greater access to this technology.

In July 2012, we acquired all of the outstanding shares of DiaMed Benelux for 4.6 million Euros (approximately $5.6 million) in cash. This acquisition was accounted for as a business combination and is included in our Clinical Diagnostics segment's results of operations from the acquisition date. We acquired net tangible liabilities with a fair value of $2.3 million and the fair values of the assets acquired as of the acquisition date were determined to be $3.0 million of goodwill and $4.9 million of definite-lived intangible assets. DiaMed Benelux became the exclusive distributor of certain Bio-Rad immunohematology products in the Benelux market as a result of our 2007 acquisition of DiaMed Holding AG. This distributor acquisition is consistent with our stated objective to control the distribution of our own products and services.

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination and is included in our Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired at the acquisition date was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in our Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

In October 2011, we acquired all the issued and outstanding stock of QuantaLife for a total consideration of $179.4 million that was comprised of $150.3 million in cash, a $5.0 million holdback of cash until the completion of certain post-closing matters, and contingent consideration potentially payable to QuantaLife shareholders. As of December 31, 2012, the fair value of the contingent consideration was $8.0 million and could potentially reach $37 million upon the achievement of the remaining sales and development milestones. This transaction was accounted for as the acquisition of a business and the operating results of QuantaLife are included in our Life Science segment from the acquisition date. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

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

In January 2013, we acquired AbD Serotec, a division of MorphoSys AG, for approximately 53 million Euros (approximately $70 million) in cash. The acquisition will be included in our Life Science segment's results of operations from the acquisition date and will be accounted for as a business combination. We believe that with AbD Serotec's comprehensive catalog of antibodies, we will be able to offer our customers total assay solutions that can be validated on many of our research platforms for western blotting, multiplex protein expression, ELISA and cell sorting.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  It is not certain that any of these discussions will advance beyond the preliminary stages to completion at this time.

Cash Flows from Financing Activities

Net cash provided by financing activities was $12.6 million and $228.7 million in 2012 and 2010, respectively, and net cash used in financing activities was $213.6 million in 2011.  Cash provided in 2012 was primarily from proceeds from issuance of our common stock. Cash used in 2011 was attributable to the redemption in January 2011 of our $225.0 million 7.5% Senior Subordinated Notes, including a call premium of $2.8 million that was recorded in Interest expense in the Consolidated Statements of Income.  Cash provided in 2010 was primarily due to issuing $425.0 million Senior Notes that were used to retire our 2014 bonds and our 2013 bonds in December 2010 and January 2011, respectively.  We have outstanding Senior Notes of $425.0 million and Senior Subordinated Notes of $300.0 million, which are not due until 2020 and 2016, respectively.

The Credit Agreement that was entered into in June 2010 is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2014.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased in the open market as of December 31, 2012. The Amended and Restated Credit Agreement (Credit Agreement) and the indenture governing our 8.0% Senior Subordinated Notes due 2016 limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during 2012, 2011 or 2010. In 2013, we estimate repurchasing approximately 1,000 shares to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2012 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$732.6	$0.2	$0.4	$297.3	$434.7
Interest payments	253.7	44.7	89.4	58.4	61.2
Operating lease obligations (2)	166.2	35.3	54.0	33.3	43.6
Purchase obligations (3)	65.5	56.0	9.5	—	—
Long-term liabilities (4)	96.9	—	39.0	4.9	53.0

(1) These amounts represent expected cash payments, including capital lease obligations and are included in our December 31, 2012 Consolidated Balance Sheets.  See Note 5 of the Consolidated Financial Statements for additional information about our debt.

(2) Operating lease obligations are described in Note 12 of the Consolidated Financial Statements.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms.  Purchase obligations exclude agreements that are cancelable without penalty.

(4) Excluded from this table is our liability for income taxes payable, including uncertain tax positions, in the amount of $11.2 million.  We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above.  See Note 6 of the Consolidated Financial Statements for additional information about our income taxes.

Recent Accounting Standards Updates

In March 2013, the Financial Accounting Standards Board (FASB) issued guidance in regard to a parent's accounting upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance specifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. CTA would be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). This guidance will be effective prospectively for annual and interim reporting periods beginning after December 15, 2013. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In July 2012, the FASB issued guidance in regard to testing indefinite-lived intangible assets for impairment. The new guidance provides entities the option of performing a "qualitative" assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived asset is impaired and hence if further testing is necessary. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance in regard to the presentation of comprehensive income. In the new guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance using the two separate but consecutive statements as of January 1, 2012. In February 2013, the FASB issued guidance requiring that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This guidance was effective for annual and interim reporting periods beginning after December 15, 2012.

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

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

The main goal of Bio-Rad’s financial risk management program is to reduce the variance in expected cash flows arising from unexpected foreign exchange rate and interest rate changes.  Financial exposures are managed through operational means and by using various financial instruments, including cash and liquid resources, borrowings, and forward and spot foreign exchange contracts.  No derivative financial instruments are entered into for the purpose of trading or speculation.  Company policy requires that all derivative positions are undertaken to manage the risks arising from underlying business activities.  These derivative transactions do not qualify for hedge accounting treatment.  Derivative instruments used in these transactions are valued at fair value and changes in fair value are included in reported earnings.

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

Foreign currency exposures are managed on a centralized basis.  This allows for the netting of natural offsets and lowers transaction costs and net exposures.  Where possible, we seek to manage our foreign exchange risk in part through operational means, including matching same-currency revenues to same-currency costs, and same-currency assets to same-currency liabilities.  Moreover, weakening in one currency can often be offset by strengthening in another currency.  Foreign exchange risk is also managed through the use of forward foreign exchange contracts. Positions are primarily in Euro, Swiss Franc, British Sterling, Singapore Dollar, Brazilian Real and Japanese Yen. The majority of forward contracts are for periods of 90 days or less. We record the change in value of our foreign currency receivables and payables as a Foreign exchange (gain) loss on our Consolidated Statements of Income along with the change in fair market value of the forward exchange contract used as an economic hedge of those assets or liabilities.

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates.  All other variables were held constant.  Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates.  A decline of 10% on quoted foreign exchange rates would result in an approximate net-present-value loss of $42 million on our derivative position as of December 31, 2012.  This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates.  Due to the relatively small amount of short-term variable rate debt we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%.  Our long-term debt consists primarily of fixed-rate instruments, and is thus insulated from interest rate changes.  As of December 31, 2012, the overall interest rate risk associated with our debt was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets at December 31, 2012 and 2011	37-38
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2012	39
Consolidated Statements of Comprehensive Income for each of the three years in the period
ended December 31, 2012	40
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2012	41
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years
in the period ended December 31, 2012	42
Notes to Consolidated Financial Statements	43-76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Bio-Rad Laboratories, Inc.
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Rad Laboratories, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bio-Rad Laboratories, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 18, 2013

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (In thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$463,388	$574,231
Short-term investments	457,685	238,884
Accounts receivable, less allowance for doubtful accounts of $29,202 at 2012 and $33,259 at 2011	398,739	398,674

Inventories:
Raw materials	93,009	99,326
Work in process	124,737	120,191
Finished goods	230,624	213,993
Total inventories	448,370	433,510

Deferred tax assets	57,751	53,777
Prepaid expenses, taxes and other current assets	103,999	99,079
Total current assets	1,929,932	1,798,155

Property, plant and equipment:
Land and improvements	18,898	19,044
Buildings and leasehold improvements	268,217	249,615
Equipment	724,919	613,253
Total property, plant and equipment	1,012,034	881,912
Less: accumulated depreciation and amortization	(595,096)	(532,411)
Property, plant and equipment, net	416,938	349,501

Goodwill, net	495,418	468,933
Purchased intangibles, net	260,939	259,497
Long-term deferred tax assets	15,477	11,189
Other assets	318,049	209,528
Total assets	$3,436,753	$3,096,803

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (continued) (In thousands, except share data)

	December 31,
	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$130,867	$129,124
Accrued payroll and employee benefits	135,955	112,564
Notes payable and current maturities of long-term debt	1,750	814
Income and other taxes payable	32,299	52,285
Accrued royalties	29,718	25,219
Deferred revenue	26,288	24,322
Other current liabilities	113,043	114,787
Total current liabilities	469,920	459,115

Long-term debt, net of current maturities	732,414	731,698
Deferred income taxes	115,054	85,522
Other long-term liabilities	108,095	76,086
Total liabilities	1,425,483	1,352,421

Commitments and contingent liabilities

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 23,332,532 and 23,020,215 at 2012 and 2011, respectively; shares outstanding - 23,332,410 and 23,020,215 at 2012 and 2011, respectively	2	2
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued - 5,149,771 and 5,164,765 at 2012 and 2011, respectively; shares outstanding - 5,148,854 and 5,164,765 at 2012 and 2011, respectively	1	1
Additional paid-in capital	212,244	185,334
Class A treasury stock at cost, 122 and zero shares at 2012 and 2011, respectively	(12)	—
Class B treasury stock at cost, 917 and zero shares at 2012 and 2011, respectively	(89)	—
Retained earnings	1,523,688	1,359,910
Accumulated other comprehensive income	274,901	198,690
Total Bio-Rad stockholders’ equity	2,010,735	1,743,937
Noncontrolling interests	535	445
Total stockholders’ equity	2,011,270	1,744,382
Total liabilities and stockholders’ equity	$3,436,753	$3,096,803

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Net sales	$2,069,235	$2,073,529	$1,927,118
Cost of goods sold	915,097	895,640	835,630
Gross profit	1,154,138	1,177,889	1,091,488
Selling, general and administrative expense	682,898	696,294	635,213
Research and development expense	214,040	186,439	172,266
Income from operations	257,200	295,156	284,009
Interest expense	51,112	53,135	63,717
Foreign exchange losses, net	5,040	13,842	3,884
Other (income) expense, net	(21,883)	(7,583)	(3,875)
Income before income taxes	222,931	235,762	220,283
Provision for income taxes	(59,084)	(57,739)	(33,348)
Net income including noncontrolling interests	163,847	178,023	186,935
Net (income) loss attributable to noncontrolling interests	(69)	200	(1,445)
Net income attributable to Bio-Rad	$163,778	$178,223	$185,490

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$5.79	$6.36	$6.70
Weighted average common shares - basic	28,290	28,031	27,665

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$5.72	$6.26	$6.59
Weighted average common shares - diluted	28,642	28,468	28,151

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income including noncontrolling interests	$163,847	$178,023	$186,935
Other comprehensive income:
Foreign currency translation adjustments	24,037	(12,494)	52,365
Reclassification of realized portion of cumulative translation adjustments due to liquidation, net of tax expense of $0.	70	(1,055)	—
Other post-employment benefits adjustments, net of tax benefit of $2.8 million, tax expense of $0.5 million and tax benefit of $0.8 million, respectively.	(8,278)	1,641	(2,535)
Net unrealized holding gains on available-for-sale investments, net of tax expense of $32.2 million, $7.5 million and $8.6 million, respectively.	55,358	12,871	14,725
Reclassification adjustments for gains (losses) included in Net income including noncontrolling interests, net of tax expense of $2.9 million, tax benefit of $0.1 million, and tax expense of $0.2 million, respectively.	5,045	(104)	385
Other comprehensive income, net of tax	76,232	859	64,940
Comprehensive income	240,079	178,882	251,875
Comprehensive (income) loss attributable to noncontrolling interests	(90)	11	(1,447)
Comprehensive income attributable to Bio-Rad	$239,989	$178,893	$250,428

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Cash received from customers	$2,063,805	$2,018,755	$1,877,483
Cash paid to suppliers and employees	(1,661,206)	(1,656,467)	(1,536,935)
Interest paid	(46,369)	(56,859)	(59,834)
Income tax payments	(87,434)	(52,131)	(55,502)
Investment proceeds and miscellaneous receipts, net	12,991	9,686	3,625
Excess tax benefits from share-based compensation	(2,889)	(3,168)	(2,928)
Net cash provided by operating activities	278,898	259,816	225,909
Cash flows from investing activities:
Capital expenditures	(152,417)	(102,888)	(88,453)
Proceeds from sale of property, plant and equipment	6,325	234	1,190
Payments for acquisitions, net of cash received, and long-term investments	(39,443)	(158,538)	(89,307)
Payments on purchases of intangible assets	(1,780)	(436)	(4,081)
Purchases of marketable securities and investments	(680,966)	(509,310)	(240,286)
Sales of marketable securities and investments	131,295	48,825	4,193
Maturities of marketable securities and investments	327,052	335,781	203,443
(Payments for) proceeds from foreign currency economic hedges, net	(2,870)	2,919	3,211
Restricted cash	—	—	(6,422)
Net cash used in investing activities	(412,804)	(383,413)	(216,512)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(191)	(3,900)	(830)
Long-term borrowings	—	—	424,633
Payments on long-term borrowings	(620)	(226,835)	(206,706)
Proceeds from issuance of common stock	10,611	14,249	12,730
Debt issuance costs on long-term borrowings	—	(242)	(4,010)
Purchase of treasury stock	(101)	—	—
Excess tax benefits from share-based compensation	2,889	3,168	2,928
Net cash provided by (used in) financing activities	12,588	(213,560)	228,745
Effect of foreign exchange rate changes on cash	10,475	4,837	18,471
Net (decrease) increase in cash and cash equivalents	(110,843)	(332,320)	256,613
Cash and cash equivalents at beginning of year	574,231	906,551	649,938
Cash and cash equivalents at end of year	$463,388	$574,231	$906,551

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Statements of Changes in Stockholders’ Equity (In thousands)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Bio-Rad Stockholders' Equity	Non- controlling Interests	Total Stockholders' Equity

Balance at December 31, 2009	$3	$130,444	$—	$996,197	$133,082	$1,259,726	$19,487	$1,279,213
Net income	—	—	—	185,490	—	185,490	1,445	186,935
Other comprehensive income, net of tax	—	—	—	—	64,938	64,938	2	64,940
Issuance of common stock	—	12,730	—	—	—	12,730	—	12,730
Stock compensation expense	—	10,201	—	—	—	10,201	—	10,201
Tax benefit-exercise stock options	—	3,161	—	—	—	3,161	—	3,161
Purchase of additional controlling interests and other	—	450	—	—	—	450	(17,111)	(16,661)
Balance at December 31, 2010	3	156,986	—	1,181,687	198,020	1,536,696	3,823	1,540,519
Net income	—	—	—	178,223	—	178,223	(200)	178,023
Other comprehensive income, net of tax	—	—	—	—	670	670	189	859
Issuance of common stock	—	14,249	—	—	—	14,249	—	14,249
Stock compensation expense	—	10,738	—	—	—	10,738	—	10,738
Tax benefit-exercise stock options	—	3,582	—	—	—	3,582	—	3,582
Purchase of additional controlling interests and other	—	(221)	—	—	—	(221)	(3,367)	(3,588)
Balance at December 31, 2011	3	185,334	—	1,359,910	198,690	1,743,937	445	1,744,382
Net income	—	—	—	163,778	—	163,778	69	163,847
Other comprehensive income, net of tax	—	—	—	—	76,211	76,211	21	76,232
Issuance of common stock	—	10,611	—	—	—	10,611	—	10,611
Stock compensation expense	—	12,936	—	—	—	12,936	—	12,936
Tax benefit-exercise stock options	—	3,363	—	—	—	3,363	—	3,363
Purchase of treasury stock	—	—	(101)	—	—	(101)	—	(101)
Balance at December 31, 2012	$3	$212,244	$(101)	$1,523,688	$274,901	$2,010,735	$535	$2,011,270

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

We announced on February 26, 2012 our preliminary unaudited results for the fourth quarter and the year ended December 31, 2012. These results included an accrual for royalties to a third party and related interest. Since that announcement, we have reviewed developments relating to those royalties and have increased the accrual for royalties and related interest. The consolidated financial statements included in this annual report on Form 10-K for the year ended December 31, 2012 reflect the increased accrual for royalties and interest, as well as the related impact on our provision for income taxes.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less which are readily convertible into cash.  Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash of approximately $6.4 million at December 31, 2010 represented a deposit in an escrow account for the final lump sum payment under a building finance lease. That amount was paid in June 2011. There was no restricted cash balance as of December 31, 2012 and 2011.

Available-for-Sale Investments

Available-for-sale investments consist of corporate obligations, municipal securities, asset backed securities, U.S. government sponsored agencies and marketable equity securities.  Management classifies investments at the time of purchase and reevaluates such classification at each balance sheet date.  Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data.  Unrealized gains and losses are reported as a component of other comprehensive income, net of any related tax effect.  Unrealized losses are charged against income when a decline in the fair value of an individual security is determined to be other-than-temporary.  We review our available-for-sale investments for other-than-temporary losses on a quarterly basis.  Realized gains and losses and other-than-temporary impairments on investments are included in Other (income) expense, net (see Note 10).

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

Inventory

Inventories are valued at the lower of actual cost or market (net realizable value) and include material, labor and overhead costs.  The first-in, first-out method is used to relieve inventory for products sold.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.  Buildings and leasehold improvements are amortized over 15-30 years or the term of the leases or life of the improvements, whichever is shorter.  With the exception of reagent rental equipment, which is amortized over a 1-5 year period, equipment and capitalized software is depreciated over 3-12 years.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. They are determined using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. To the extent we determine that we are able to realize our deferred income tax assets in the future in excess of their net recorded amount, we make an adjustment to the valuation allowance which may reduce the provision for income taxes. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period that determination to change the valuation allowance is made.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that has a greater than a 50% likelihood of being realized upon settlement.  The amount of unrecognized tax benefits is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.  We recognize both accrued interest and penalties, where appropriate, related to unrecognized tax benefits in the provision for income taxes.

Revenue Recognition

Revenue is recognized when pervasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured and title has passed to the customer or product has been delivered absent specific contractual specifications.  Revenue associated with equipment that requires factory installation is not recorded until installation is complete and customer acceptance, if required contractually, has occurred.  At the time revenue is recognized, a provision is recognized for estimated product returns. Service revenues on extended warranty contracts are recognized ratably over the life of the service agreement, or as services are performed if not under contract.

Reagent agreements are a diagnostic industry sales method that provides use of an instrument and consumables (reagents) to a customer on a per test basis.  We evaluate our reagent agreements and account for these contracts under the guidance pertaining to accounting for revenue arrangements with multiple deliverables.  Our reagent agreements represent one unit of accounting as the instrument and consumables are interdependent in producing a diagnostic result that neither has a stand-alone value with respect to these agreements. All revenues that we earn under our reagent agreements are recognized pursuant to the terms of each agreement and are based and entirely contingent upon either (i) when the consumables to conduct a fixed number of tests are delivered or (ii) as reported by the customer on a per test basis.

Shipping and Handling

We classify all freight costs billed to customers as Net sales.  Related freight costs are included in Cost of goods sold.

Warranty

We warrant certain equipment against defects in design, materials and workmanship, mostly for a period of one year.  Upon delivery of that equipment, we establish, as part of Cost of goods sold, a provision for the expected costs of such warranty based on historical experience, specific warranty terms and customer feedback.  A review is performed on a quarterly basis to assess the adequacy of our warranty accrual.

Changes in the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

	2012	2011
January 1	$16.4	$18.3
Provision for warranty	19.8	21.1
Actual warranty costs	(19.8)	(23.0)
December 31	$16.4	$16.4

Research and Development

Internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed.

Foreign Currency

Balance sheet accounts of international subsidiaries are translated at the current exchange rates as of the end of each accounting period.  Income statement items are translated at average exchange rates for the period.  The resulting translation adjustments are recorded as a separate component of stockholders’ equity.

Foreign currency transaction gains and losses are included in Foreign exchange losses, net in the Consolidated Statements of Income.  Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction.

Forward Foreign Exchange Contracts

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes, nor do we seek hedge accounting treatment for any of our contracts. As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded as an asset or liability measured at their fair value at each balance sheet date. The resulting gains or losses offset exchange gains or losses, on the related receivables and payables, all of which are recorded as Foreign exchange losses, net in the Consolidated Statements of Income.  The cash flows related to these contracts are classified as Cash flows from investing activities in the Consolidated Statements of Cash Flows.

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

We do not own 100% of the voting stock of one of our consolidated subsidiaries.  The remaining shares held by a third party represents a noncontrolling (or minority) interest in this subsidiary.  Our consolidated statements present the full amount of assets, liabilities, income and expenses of all of our consolidated subsidiaries, with a partially offsetting amount shown in noncontrolling interests for the portion of these assets and liabilities that are not controlled by us.

Share-Based Compensation Plans

Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value.  We recognize these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of the share-based payment awards.  We estimated the forfeiture rate based on our historical experience.  These plans are described more fully in Note 9.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Basic weighted average shares outstanding	28,290	28,031	27,665
Effect of potentially dilutive stock options
and restricted stock awards	352	437	486
Diluted weighted average common shares	28,642	28,468	28,151
Anti-dilutive shares excluded from the computation of diluted
EPS	83	63	114

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

Recent Accounting Standards Updates

In March 2013, the Financial Accounting Standards Board (FASB) issued guidance in regard to a parent's accounting upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance specifies that a cumulative translation adjustment (CTA) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings upon sale of the investment. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. CTA would be recognized in earnings in a business combination achieved in stages (i.e., a step acquisition). This guidance will be effective prospectively for annual and interim reporting periods beginning after December 15, 2013. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In July 2012, the FASB issued guidance in regard to testing indefinite-lived intangible assets for impairment. The new guidance provides entities the option of performing a "qualitative" assessment to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived asset is impaired and hence if further testing is necessary. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance in regard to the presentation of comprehensive income. In the new guidance an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this guidance using the two separate but consecutive statements as of January 1, 2012. In February 2013, the FASB issued guidance requiring that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. This guidance was effective for annual and interim reporting periods beginning after December 15, 2012.

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

2.    ACQUISITIONS

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

The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration potentially payable to Propel Labs' shareholders. The contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The contingent consideration for the development milestones was valued at $19.9 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was valued at $24.7 million, based on a statistically significant number of simulations for each potential outcome. The contingent consideration was recognized at its estimated fair value of $44.6 million as of December 31, 2012. (See Note 3 for further discussion of the contingent consideration valuation and underlying assumptions.)

The fair values of the net assets acquired from Propel Labs, Inc. as of the acquisition date were determined to be $17.4 million of goodwill, $32.1 million of definite-lived intangible assets and $0.1 million of net tangible assets. We expect the goodwill recorded to be deductible for income tax purposes. The acquired cell sorting system fits well into Bio-Rad's existing Life Science segment product offerings and may offer researchers greater access to this technology.

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

We acquired net tangible liabilities with a fair value of $2.3 million and the fair values of the assets acquired as of the acquisition date were determined to be $3.0 million of goodwill and $4.9 million of definite-lived intangible assets. The goodwill recorded will not be deductible for income tax purposes. DiaMed Benelux became the exclusive distributor of certain Bio-Rad immunohematology products in the Benelux market as a result of our 2007 acquisition of DiaMed Holding AG. This distributor acquisition is consistent with our stated objective to control the distribution of our own products and services.

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination as the certain assets acquired represented an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related cost was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in the Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired at the acquisition date was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. We expect the goodwill recorded to be deductible for income tax purposes. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over the next two years and is recorded in Prepaid expenses, taxes and other current assets and Other assets in our Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

We do not consider any of these business combinations in 2012, individually, or when aggregated, to be material and therefore have not disclosed the pro forma results of operations as required for material business combinations.

On October 4, 2011, we acquired all of the issued and outstanding stock of QuantaLife, Inc. (QuantaLife). The fair value of the consideration as of the acquisition date was $179.4 million, which was comprised of $150.3 million paid in cash at the closing date, a $5.0 million holdback of cash until the completion of certain post-closing matters, and $24.1 million in contingent consideration potentially payable to QuantaLife shareholders. The contingent consideration was initially recognized at its estimated fair value of $24.1 million at October 4, 2011, based on a probability-weighted income approach that would reach $48 million upon the achievement of all sales and development milestones. The contingent consideration for the development milestone was valued based on assumptions regarding the probability of achieving the milestone, with such amounts discounted to present value. The contingent consideration for the sales milestones were valued based on a statistically significant number of simulations for each potential outcome. (See Note 3 for further discussion of the contingent consideration valuation and underlying assumptions.) The operating results of this business are included in the results of operations of our Life Science segment from the acquisition date. The acquisition was accounted for as a business combination.

The determination of the fair value of net assets acquired of QuantaLife was based upon valuation information, estimates and assumptions available at October 4, 2011. During the second quarter of 2012, we finalized the determination of fair value for certain acquired tax attributes and adjusted the preliminary carrying values of goodwill and certain other assets and liabilities in order to reflect final information received, resulting in an overall reduction of goodwill of $0.6 million. These measurement period adjustments had no impact on our results of operations for the year ended December 31, 2012.

The final fair values of the net assets acquired as of the acquisition date were determined to be $105.5 million of goodwill, $94.7 million of intangible assets and $20.8 million of net tangible liabilities. We do not expect the goodwill recorded to be deductible for tax purposes. Integrating the acquired QuantaLife business into Bio-Rad is expected to expand our current portfolio of products for the amplification and study of DNA and we believe it will complement Bio-Rad's existing business.

In June 2011, we acquired the remaining outstanding shares of DiaMed S.E.A. Limited (DiaMed Thailand) from multiple noncontrolling shareholders for approximately $0.2 million in cash. As this acquisition was accounted for as an equity transaction, Bio-Rad's noncontrolling interest was reduced by $1.0 million and additional paid-in-capital was increased by $0.8 million. DiaMed is included in our Clinical Diagnostics segment.

In February 2011, we acquired an additional 39% of Distribuidora de Analitica para Medicina Ibérica S.A. (DiaMed Spain) from multiple noncontrolling shareholders, increasing our ownership in DiaMed Spain to 90%.  We paid approximately 2.5 million Euros or $3.4 million in cash.  This acquisition, also included in our Clinical Diagnostics segment, was accounted for as an equity transaction, which reduced Bio-Rad’s noncontrolling interests and additional paid-in capital by approximately $2.4 million and $1.0 million, respectively.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2012 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$52.8	$—	$52.8
Foreign time deposits	10.1	—	—	10.1
U.S. government sponsored agencies	—	1.3	—	1.3
Money market funds	5.5	—	—	5.5
Total cash equivalents	15.6	54.1	—	69.7
Available-for-sale investments (b):
Corporate debt securities	—	240.6	—	240.6
Foreign brokered certificates of deposit	—	0.4	—	0.4
U.S. government sponsored agencies	—	92.7	—	92.7
Foreign government obligations	—	5.6	—	5.6
Municipal obligations	—	12.1	—	12.1
Marketable equity securities	242.1	—	—	242.1
Asset-backed securities	—	82.2	—	82.2
Total available-for-sale investments	242.1	433.6	—	675.7
Forward foreign exchange contracts (c)	—	1.1	—	1.1
Total financial assets carried at fair value	$257.7	$488.8	$—	$746.5

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.8	$—	$0.8
Contingent consideration (e)	—	—	52.6	52.6
Total financial liabilities carried at fair value	$—	$0.8	$52.6	$53.4

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2011 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$106.0	—	$106.0
Bonds	—	8.6	—	8.6
Foreign time deposits	21.6	—	—	21.6
Money market funds	58.3	—	—	58.3
Total cash equivalents	79.9	114.6	—	194.5
Available-for-sale investments (b):
Corporate debt securities	—	170.6	—	170.6
Foreign brokered certificates of deposit	—	1.8	—	1.8
U.S. government sponsored agencies	—	36.9	—	36.9
Foreign government obligations	—	5.7	—	5.7
Municipal obligations	—	5.0	—	5.0
Marketable equity securities	134.8	—	—	134.8
Asset-backed securities	—	11.2	—	11.2
Total available-for-sale investments	134.8	231.2	—	366.0
Forward foreign exchange contracts (c)	—	0.8	—	0.8
Total financial assets carried at fair value	$214.7	$346.6	—	$561.3

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.2	—	$1.2
Contingent consideration (e)	—	—	24.1	24.1
Total financial liabilities carried at fair value	$—	$1.2	$24.1	$25.3

(a)	Cash equivalents are included in Cash and cash equivalents in the Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2012	December 31, 2011

Short-term investments	$457.7	$238.8
Other assets	218.0	127.2
Total	$675.7	$366.0

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Consolidated Balance Sheet (in millions):

	December 31, 2012	December 31, 2011

Other current liabilities	$27.3	$8.5
Other long-term liabilities	25.3	15.6
Total	$52.6	$24.1

During the fourth quarter of 2011, we recognized a contingent consideration liability upon our acquisition of QuantaLife, related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. The contingent consideration was recognized at its estimated fair value of $8.0 million and $24.1 million as of December 31, 2012 and 2011, respectively. At October 4, 2011, the contingent consideration could have originally reached a maximum of $48 million upon the achievement of all sales milestones and a development milestone. As of December 31, 2012, the first three short-term sales milestones were not met and therefore the contingent consideration can now only reach a maximum of $37 million upon the achievement of all the remaining sales and development milestones. The development milestone was met as of December 31, 2012, resulting in a payment of $6 million in January 2013.

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The contingent consideration was recognized at its estimated fair value of $44.6 million as of December 31, 2012, based on a probability-weighted income approach related to the achievement of certain development and sales milestones valued at $19.9 million and $24.7 million, respectively. The development milestone could potentially reach a maximum of $20 million, which we consider the probability to be more than likely of achieving the milestones. This form of payment guarantees that the seller transitions the manufacturing of the product to Bio-Rad. The sales milestone could potentially range from $0 to a maximum of 60.0%, 56.7% and 54.4% of annual cell sorting system purchase orders, and payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for three consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $20 million, $30 million and $45 million for the three consecutive years, respectively.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at fair value based on third party valuations for the year ended December 31, 2012 (in millions):

2012
January 1	$24.1
Decrease in fair value of contingent consideration for QuantaLife included in Selling, general and administrative expense	(16.1)
Total QuantaLife	8.0
Acquisition of cell sorting system	44.6
December 31	$52.6

The decrease in the contingent consideration liability for QuantaLife was primarily due to not achieving the first three short-term sales milestones as a result of recent weakening in funding to the research and development markets and a longer sales cycle for this new technology, causing a revision in sales forecasts for the remaining sales milestone contractual period ending in March 2014.

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liabilities as of December 31, 2012. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
QuantaLife	Probability-weighted income approach	Sales milestone:
		Credit adjusted discount rates	0.64%	1.03%
		Projected volatility of growth rate	12.4%	30%
		Market price of risk	0.4%	N/A
Cell sorting system	Probability-weighted income approach	Sales milestone:
		Credit adjusted discount rates	1.0%	1.7%
		Projected volatility of sales	18.0%
		Market price of risk	1.4%	N/A
		Development milestone:
		Probability	99%	100%
		Risk-adjusted discount rate	0.8%	1.0%

To estimate the fair value of Level 2 debt securities as of December 31, 2012 and December 31, 2011, our primary pricing service relies on inputs from multiple industry-recognized pricing sources to determine the price for each investment. In addition, our pricing service performed reasonableness testing of their prices on a daily basis by comparing them to the prices reported by our custodians as well as prior day prices. If the price difference fell outside of predetermined tolerable levels, they investigated the cause and resolved the pricing issue. Based on a review of the results of this analysis, we utilized our primary pricing service for all Level 2 debt securities as none of these securities tested outside of the tolerable levels.

As of December 31, 2012, our primary pricing service inputs for Level 2 U.S. government sponsored agencies, municipal obligations, corporate and foreign government bonds, asset-backed securities and related cash equivalents consisted of market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.  These multiple market prices were used by our primary pricing service as inputs into a distribution-curve based algorithm to determine the daily market value.

As of December 31, 2012, our primary pricing service inputs for Level 2 corporate debt securities (commercial paper), bank deposits and related cash equivalents consisted of dynamic and static security characteristics information obtained from several independent sources of security data.  The dynamic inputs such as credit rating, factor and variable-rate, were updated daily.  The static characteristics included inputs such as day count and first coupon upon initial security creation. These securities were typically priced utilizing mathematical calculations reliant on these observable inputs. Other available-for-sale foreign government obligations were based on indicative bids from market participants.

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

Available-for-sale investments consist of the following (in millions):

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$239.3	$1.4	$(0.1)	$240.6
Foreign brokered certificates of deposit	0.4	—	—	0.4
Municipal obligations	12.0	0.1	—	12.1
Asset-backed securities	81.6	0.4	(0.1)	81.9
U.S. government sponsored agencies	92.5	0.3	(0.1)	92.7
Foreign government obligations	5.4	—	—	5.4
Marketable equity securities	24.1	0.7	(0.2)	24.6
	455.3	2.9	(0.5)	457.7
Long-term investments:
Marketable equity securities	54.5	163.0	—	217.5
Asset-backed securities	0.4	—	(0.1)	0.3
Foreign government obligations	0.2	—	—	0.2
	55.1	163.0	(0.1)	218.0
Total	$510.4	$165.9	$(0.6)	$675.7

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$170.9	$0.1	$(0.4)	$170.6
Foreign brokered certificates of deposit	1.8	—	—	1.8
Municipal obligations	5.0	—	—	5.0
Asset-backed securities	10.8	—	—	10.8
U.S. government sponsored agencies	36.8	0.1	—	36.9
Foreign government obligations	5.4	—	—	5.4
Marketable equity securities	7.7	0.6	—	8.3
	238.4	0.8	(0.4)	238.8
Long-term investments:
Marketable equity securities	57.2	70.0	(0.7)	126.5
Asset-backed securities	0.5	—	(0.1)	0.4
Foreign government obligations	0.3	—	—	0.3
	58.0	70.0	(0.8)	127.2
Total	$296.4	$70.8	$(1.2)	$366.0

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	December 31, 2012	December 31, 2011

Fair value	$99.3	$77.8
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$0.4
Gross unrealized losses for investments in a loss position less than 12 months	$0.5	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012 or at December 31, 2011.

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2012 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates published in the Wall Street Journal on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Consolidated Statements of Income. The cash flows related to these contracts are classified as Cash flows from investing activities in the Consolidated Statements of Cash Flows

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2012
Contracts maturing in January through March 2013 to sell foreign currency:
Notional value	$67.2
Unrealized loss	$(0.2)
Contracts maturing in January through March 2013 to purchase foreign currency:
Notional value	$389.1
Unrealized gain	$0.4

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2012 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value

Mature in less than one year	$159.2	$159.3
Mature in one to five years	204.8	205.6
Mature in more than five years	67.8	68.7
Total	$431.8	$433.6

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

The estimated fair value of our financial instruments and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	December 31, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level

Other assets	$293.6	$497.8	1	$186.6	$252.4	1
Total long-term debt, excluding leases and current maturities	$720.0	$778.4	2	$719.1	$759.1	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 30% of the outstanding voting shares (excluding treasury shares) of Sartorius as of December 31, 2012.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  In addition, the ordinary voting stock of Sartorius is thinly traded. Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Consolidated Balance Sheets.

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2012			2011
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$176.8	$319.3	$496.1	$70.7	$320.5	$391.2
Accumulated impairment losses	(27.2)	—	(27.2)	(27.2)	—	(27.2)
Goodwill, net	149.6	319.3	468.9	43.5	320.5	364.0
Acquisitions	17.4	4.1	21.5	106.1	—	106.1
Purchase adjustment	(0.6)	—	(0.6)	—	—	—
Goodwill written off related to excess property	—	(1.0)	(1.0)	—	—	—
Currency fluctuations	—	6.6	6.6	—	(1.2)	(1.2)
Balances as of December 31:
Goodwill	193.6	330.0	523.6	176.8	319.3	496.1
Accumulated impairment losses and write-offs	(27.2)	(1.0)	(28.2)	(27.2)	—	(27.2)
Goodwill, net	$166.4	$329.0	$495.4	$149.6	$319.3	$468.9

In December 2012, we sold a building for $6.4 million in our Clinical Diagnostics segment that was associated with a 1999 acquisition. We recognized a gain on the sale of $4.3 million and a portion of the goodwill recorded in a 1999 acquisition was written off of $1.0 million.

In conjunction with the purchase of certain assets from Propel Labs, Inc. in our Life Science segment in August 2012, we recorded $17.4 million of goodwill and $32.1 million of definite-lived intangible assets: $27.3 million of developed product technology, $4.7 million of covenants not to compete and $0.1 million of other intangible assets.

In conjunction with the acquisition of 100% of the outstanding shares of DiaMed Benelux in our Clinical Diagnostics segment in July 2012, we recorded $3.0 million of goodwill and $4.9 million of definite-lived intangible assets: $3.8 million of customer relationships/lists and $1.1 million of tradenames.

In conjunction with the acquisition of certain assets from a raw material supplier in our Clinical Diagnostics segment in January 2012, we recorded $1.1 million of goodwill and $5.1 million of definite-lived intangible assets considered developed product technology.

As part of the acquisition of QuantaLife in our Life Science segment in October 2011, we recorded $105.5 million of goodwill and $94.7 million of definite-lived intangible assets considered know how.

Other than goodwill, we have no significant intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	December 31, 2012
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$102.8	$(38.4)	$64.4
Know how	1-13	189.3	(67.1)	122.2
Developed product technology	1-10	74.6	(25.1)	49.5
Licenses	1-8	35.6	(18.7)	16.9
Tradenames	1-10	7.4	(4.3)	3.1
Covenants not to compete	1-10	4.9	(0.2)	4.7
Other	1	0.1	—	0.1
		$414.7	$(153.8)	$260.9

	December 31, 2011
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$98.7	$(30.9)	$67.8
Know how	1-14	187.0	(45.7)	141.3
Developed product technology	1-11	47.6	(24.6)	23.0
Licenses	1-9	35.6	(15.7)	19.9
Tradenames	1-10	29.5	(22.1)	7.4
Covenants not to compete	1-7	5.8	(5.7)	0.1
Patents	—	1.0	(1.0)	—
Other	—	0.1	(0.1)	—
		$405.3	$(145.8)	$259.5

No material impairment losses related to intangible assets were recorded in 2012 or 2011.

Amortization expense related to purchased intangible assets for the years ended December 31, 2012, 2011 and 2010 was $42.8 million, $39.1 million and 33.7 million, respectively.  Estimated future amortization expense (based on existing intangible assets) for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 is $40.9 million, $38.2 million, $35.3 million, $31.9 million and $23.4 million, respectively.

5.NOTES PAYABLE AND LONG-TERM DEBT

Notes payable includes amounts borrowed against credit lines maintained locally by our international subsidiaries, in which the borrowing capacity was approximately $27.9 million and $23.8 million was unused at December 31, 2012.  At December 31, 2011, these lines aggregated approximately $21.9 million, of which $17.5 million was unused.  The weighted average interest rate on these lines was 3.2% and 2.7% at December 31, 2012 and 2011, respectively.  Bio-Rad guaranteed most of these credit lines.

The principal components of long-term debt are as follows (in millions):

	December 31, 2012	December 31, 2011

8.0% Senior Subordinated Notes due 2016	$296.9	$296.3
4.875% Senior Notes due 2020	423.0	422.8
Capital leases and other debt	12.7	13.2
	732.6	732.3
Less current maturities	(0.2)	(0.6)
Long-term debt	$732.4	$731.7

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

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  The net proceeds from the issuance of the 4.875% Notes were used, together with cash on hand, to redeem all $200.0 million of our 6.125% Notes (as defined below) in December 2010 and all $225.0 million of our 7.5% Notes (as defined below) in January 2011.

Senior Subordinated Notes due 2013

In August 2003, Bio-Rad sold $225.0 million principal amount of Senior Subordinated Notes due 2013 (7.5%. Notes).  In January 2011, we redeemed all of the 7.5% Senior Subordinated Notes due 2013 for $234.6 million, including a call premium of $2.8 million, which is included in Interest expense in our Consolidated Statements of Income.

Senior Subordinated Notes due 2014

In December 2004, Bio-Rad sold $200.0 million principal amount of Senior Subordinated Notes due 2014 (6.125% Notes).  In December 2010, we redeemed all of the 6.125% Notes for $204.3 million, including a call premium of $4.1 million, which is included in Interest expense in our Consolidated Statements of Income.

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2012 or December 31, 2011. The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement and the 8.0% Notes require Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of December 31, 2012.

Maturities of long-term debt at December 31, 2012 are as follows: 2013 - $0.2 million; 2014 - $0.2 million; 2015 - $0.2 million; 2016 - $297.1 million; 2017 - $0.2 million; thereafter - $434.7 million.

6. INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
U.S.	$108.5	$110.6	$79.5
International	114.4	125.2	140.8
Income before taxes	$222.9	$235.8	$220.3

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Current tax expense (benefit):
U.S. Federal	$34.0	$28.6	$(5.1)
State	4.0	3.4	3.9
International	32.1	35.8	35.2
Current tax expense	70.1	67.8	34.0
Deferred tax (benefit) expense:
U.S. Federal	(3.1)	6.7	5.9
State	(0.9)	0.4	0.2
International	(6.3)	(9.1)	(10.2)
Deferred tax benefit	(10.3)	(2.0)	(4.1)
Non-current tax (benefit) expense	(0.7)	(8.1)	3.4
Provision for income taxes	$59.1	$57.7	$33.3

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
U. S. statutory tax rate	35%	35%	35%
Impact of foreign operations	(3)	(4)	(6)
Research tax credits	(2)	(4)	(4)
Tax settlements and adjustments to unrecognized tax benefits	—	(3)	2
Repatriation of foreign earnings	—	—	(10)
Contingent consideration	(3)	—	—
Other	—	—	(2)
Provision for income taxes	27%	24%	15%

The effective tax rate for 2012 reflected a tax benefit related to an adjustment to the fair value of the QuantaLife contingent consideration. The effective tax rate for 2012 does not include tax benefits from the U.S. federal tax research credits because the law extending this credit was not enacted until 2013. The effective tax rate for 2011 reflected tax benefits from nontaxable dividend income and the release of tax liabilities. The lower effective tax rate in 2010 was due to a $22.0 million foreign tax credit benefit related to a $164.0 million distribution from our foreign affiliates to the U.S.

The effective tax rates for all three periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits. Our foreign income is earned primarily in France and Switzerland. Switzerland's statutory tax rate is significantly lower than our U.S. statutory tax rate of 35%. Our effective tax rates are also significantly reduced by French tax incentives related to our research and development activities.

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

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2012	2011
Deferred tax assets:
Bad debt, inventory and warranty accruals	$24.1	$24.7
Other post-employment benefits, vacation and other reserves	26.5	16.6
Tax credit and net operating loss carryforwards	62.1	64.2
Other	18.3	17.2
Valuation allowance	(52.9)	(48.9)
	78.1	73.8
Deferred tax liabilities:
Depreciation	8.6	13.5
Basis of capital assets and investments	119.3	86.3
	127.9	99.8
Net deferred tax liabilities	$(49.8)	$(26.0)

At December 31, 2012, Bio-Rad’s international subsidiaries had combined net operating loss carryforwards of $99.6 million.  Of these loss carryforwards, $97.7 million have no expiration date.  We believe that it is more likely than not that the benefit from most of these net operating loss carryforwards will not be realized. We have provided a valuation allowance of $25.6 million relating to these net operating loss carryforwards.

At December 31, 2012, Bio-Rad had U.S. Federal net operating loss carryforwards of approximately $36 million as a result of acquisitions. These carryforwards are subject to limitation on their utilization and will expire between 2018 and 2030. At December 31, 2012, Bio-Rad had U.S. Federal research tax credit carryforwards of $1.5 million, which are subject to limitations on their utilization.

At December 31, 2012, Bio-Rad had approximately $53 million of California net operating loss carryforwards related to the acquisition of QuantaLife. We believe that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized and have recorded a full valuation allowance against these losses. At December 31, 2012, Bio-Rad had a deferred tax asset of $17.2 million relating to California research tax credit carryforwards, including $1.1 million from the acquisition of QuantaLife, which may be carried forward indefinitely.  Based on our judgment and consistent with prior years, we have recorded a full valuation allowance against the deferred tax asset.

We believe that it is more likely than not that certain of these deferred tax assets described above will not be realized in the foreseeable future. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2012 will be recognized as a reduction of income tax expense.

The following table summarizes at December 31, 2012 the tax years that are either currently under audit or remain open and subject to examination by tax authorities in the major jurisdictions that Bio-Rad operates:

U.S.	2009-2012
Canada	2007-2012
France	2008-2012
Germany	2008-2012
Italy	2008-2012
Japan	2009-2012
Switzerland	2010-2012

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2012	2011	2010
Unrecognized tax benefits – January 1	$12.9	$20.6	$17.5
Additions to tax positions related to prior years	1.3	1.2	4.1
Reductions to tax positions related to prior years	(1.1)	(0.4)	(0.1)
Additions to tax positions related to the current year	2.2	2.1	3.3
Settlements	—	(5.2)	(0.1)
Lapse of statute of limitations	(3.0)	(5.1)	(4.1)
Acquisitions	2.2	—	—
Currency translation	—	(0.3)	—
Unrecognized tax benefits – December 31	$14.5	$12.9	$20.6

Substantially all our unrecognized tax benefits at December 31, 2012, 2011 and 2010 would affect the effective tax rate if recognized.

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, Bio-Rad has accrued interest of $2.0 million and $2.1 million as of December 31, 2012 and 2011, respectively.

At December 31, 2012, we believe that it is reasonably possible that $3.7 million of our unrecognized tax benefits may be recognized by the end of 2013 as a result of statute lapses.  These benefits are related to uncertainty regarding sustainability of certain deductions and credits for tax years that remain subject to examination by the relevant tax authorities.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in their operations. As of December 31, 2012, Bio-Rad had not made a provision for U.S. or additional foreign withholding taxes on approximately $484 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances.  If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would be approximately $102 million.

7.    STOCKHOLDERS' EQUITY

Bio-Rad’s issued and outstanding stock consists of Class A Common Stock (Class A) and Class B Common Stock (Class B).  Each share of Class A and Class B participates equally in the earnings of Bio-Rad, and is identical in most respects except that Class A has limited voting rights.  Each share of Class A is entitled to one tenth of a vote on most matters, and each share of Class B is entitled to one vote.  Additionally, Class A stockholders are entitled to elect 25% of the Board of Directors and Class B stockholders are entitled to elect 75% of the directors.  Cash dividends may be paid on Class A shares without paying a cash dividend on Class B shares but no cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares.  Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the stockholder.  The founders of Bio-Rad, the Schwartz family, collectively holds a majority of Bio-Rad’s voting stock.  As a result, the Schwartz family is able to exercise significant influence over Bio-Rad.

Treasury Shares

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased in the open market as of December 31, 2012. The Amended and Restated Credit Agreement (Credit Agreement) and the indenture governing our 8.0% Senior Subordinated Notes due 2016 limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy the minimum statutory tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during 2012 or 2011. In 2013, we estimate repurchasing approximately 1,000 shares to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity consists of the following components, all net of income taxes (in millions):

	December 31, 2012	December 31, 2011
Foreign currency translation adjustments	$173.1	$149.0
Other post-employment benefits adjustments	(8.1)	0.2
Net unrealized holding gains on available-for-sale investments	109.7	49.3
Total Accumulated other comprehensive income	274.7	198.5
Noncontrolling interests Accumulated other comprehensive loss	0.2	0.2
Bio-Rad Accumulated other comprehensive income	$274.9	$198.7

9. SHARE-BASED COMPENSATION/STOCK OPTION AND PURCHASE PLANS

Description of Share-Based Compensation Plans

Stock Option and Award Plans
We have three stock option plans for officers and certain other employees: the 1994 Stock Option Plan (1994 Plan); the 2003 Stock Option Plan (2003 Plan); and the 2007 Incentive Award Plan (2007 Plan).  The 1994 Plan and 2003 Plan authorized the grant of incentive stock options and non-qualified stock options to employees. The 2007 Plan authorizes the grant of stock options, restricted stock awards, restricted stock units, stock appreciation rights and other types of equity awards to employees.  We no longer grant stock option grants under the 1994 Plan or 2003 Plan.  Since 2007, all share-based compensation grants have been from the 2007 Plan. A total of 1,650,360 shares have been reserved for issuance of equity awards under the 2007 Plan and may be of either Class A or Class B common stock.  At December 31, 2012, there were 653,015 shares available to be granted in the future.

Under the above plans, Class A and Class B options are granted at prices not less than fair market value of the underlying common stock on the date of grant.  Generally, options granted have a term of 10 years and vest in increments of 20% per year over a five-year period on the yearly anniversary date of the grant.  Stock awards issued under the 2007 Plan generally vest in increments of 20% per year over a five-year period on the yearly anniversary date of the grant.

Employee Stock Purchase Plans
Our Amended and Restated 1988 Employee Stock Purchase Plan (1988 ESPP) and our 2011 Employee Stock Purchase Plan (2011 ESPP) provides that eligible employees may contribute up to 10% of their compensation up to $25,000 annually toward the quarterly purchase of our Class A common stock.  The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter.  As of January 1, 2012, we no longer issue shares from the 1988 ESPP.

The 2011 ESPP includes two components: a Code Section 423 Component that we intend to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and a Non-423 Component, which authorizes the grant of purchase rights that does not qualify as an “employee stock purchase plan” under Section 423 of the Code. We have authorized the sale of 600,000 shares of Class A common stock under the 2011 ESPP.

Share-Based Compensation Expense

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases, restricted stock and restricted stock unit awards.  Share-based compensation expense is allocated to Cost of goods sold, Research and development expense, and Selling, general and administrative expense in the Consolidated Statements of Income.

For 2012, 2011 and 2010, we recognized share-based compensation expense of $13.2 million, $10.7 million and $10.2 million, respectively.  We did not capitalize any share-based compensation expense in inventory.

For options and awards, we amortize the fair value on a straight-line basis.  All stock compensation awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock Options
The following table summarizes stock option activity.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2010	1,206,374	$50.78
Granted	58,500	$84.57
Exercised	(200,125)	$26.81
Forfeited/expired	(6,930)	$61.08
Outstanding, December 31, 2010	1,057,819	$57.12
Granted	58,500	$99.49
Exercised	(220,372)	$42.44
Forfeited/expired	(7,197)	$62.98
Outstanding, December 31, 2011	888,750	$63.50
Granted	55,250	$107.32
Exercised	(181,707)	$44.66
Forfeited/expired	(15,000)	$87.78
Outstanding, December 31, 2012	747,293	$70.83	4.32	$25.7
Vested and expected to vest,
December 31, 2012	732,875	$70.28	4.23	$25.6
Exercisable, December 31, 2012	584,943	$64.06	3.20	$24.0

The following summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted -Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price
$ 35.50 - $ 56.40	202,473	1.42	$53.69	202,473	$53.69
$ 57.49 - $ 63.00	225,870	2.92	$61.20	225,870	$61.20
$ 74.27 - $ 88.48	210,200	6.05	$80.82	145,900	$80.29
$ 98.04 - $107.32	108,750	9.28	$103.44	10,700	$99.44
Totals	747,293			584,943

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value on the date of exercise of stock options exercised during 2012, 2011 and 2010 was approximately $11 million, $14 million and $13 million, respectively. The total fair value of options vested during 2012, 2011 and 2010 was $2.3 million, $3.3 million and $4.2 million, respectively.

Cash received from stock options exercised during 2012, 2011 and 2010 was $8.1 million, $9.4 million and $5.4 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $6.5 million, $6.0 million and $5.0 million in 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was $5.7 million of total unrecognized compensation cost from stock options. This amount is expected to be recognized in the future over a weighted-average period of approximately 3 years.

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	30%	32%	35%
Risk-free interest rate	1.53%	1.71%	2.40%
Expected life (in years)	9.0	8.6	8.7
Expected dividend	—	—	—
Weighted-average fair value of options granted	$41.82	$40.81	$38.19

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

The following table summarizes restricted stock activity:

	Year Ended December 31,
	2012		2011		2010
	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares, at
beginning of year	39,629	$84.07	68,893	$83.21	101,247	$82.86
Vested	(25,124)	$81.98	(26,179)	$81.98	(28,518)	$81.94
Cancelled/forfeited	(1,548)	$84.20	(3,085)	$82.63	(3,836)	$83.47
Nonvested shares, at
end of year	12,957	$88.09	39,629	$84.07	68,893	$83.21

As of December 31, 2012, there was approximately $0.5 million of total unrecognized compensation cost related to restricted stock awards.  This amount is expected to be recognized over a remaining weighted-average period of less than 1 year.

Restricted Stock Units
Restricted stock units, which are rights to receive shares of company stock, were granted from 2007 through 2012 under the 2007 Plan.  The fair value of each restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock unit activity:

	Restricted Stock Units		Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of December 31, 2012 (in millions)
Outstanding, January 1, 2010	163,198		$77.01
Granted	126,330		$84.57
Vested	(33,825)		$78.41
Forfeited	(13,481)		$79.71
Outstanding, December 31, 2010	242,222		$80.61
Granted	127,920	$—	$98.25
Vested	(54,350)	$—	$79.67
Forfeited	(16,430)	$0.08	$80.70
Outstanding, December 31, 2011	299,362	$—	$88.31
Granted	138,840	$—	$107.32
Vested	(75,466)	$—	$85.52
Forfeited	(14,235)	$0.08	$89.31
Outstanding, December 31, 2012	348,501	$—	$96.45	2.17	$36.6

As of December 31, 2012, there was approximately $26.6 million of total unrecognized compensation cost related to restricted stock units.  This amount is expected to be recognized over a remaining weighted-average period of approximately 4 years.

Employee Stock Purchase Plans
The fair value of the employees’ purchase rights under the 2011 ESPP and the 1988 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	27%	20%	23%
Risk-free interest rate	0.07%	0.06%	0.15%
Expected life (in years)	0.25	0.25	0.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$20.70	$20.35	$18.27

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

We sold 107,749 shares for $9.2 million, 96,362 shares for $8.1 million and 96,586 shares for $7.4 million under the 2011 ESPP and 1988 ESPP to employees in 2012, 2011 and 2010, respectively.  At December 31, 2012, 492,251 shares remain authorized and available for issuance under the 2011 ESPP.

We currently issue new shares to satisfy stock option exercises, restricted stock issuances and ESPP stock purchases.

10. OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2012	2011	2010

Interest and investment income	$(11.4)	$(8.2)	$(5.2)
Net realized gains on investments	(8.7)	(0.7)	(0.6)
Other-than-temporary impairment losses on investments	1.0	2.1	0.2
(Gains) losses on sale of property, plant and equipment	(3.8)	0.2	0.5
Miscellaneous other expense (income) items, net	1.0	(1.0)	1.2
Other (income) expense, net	$(21.9)	$(7.6)	$(3.9)

Other-than-temporary impairment losses on investments were recorded in 2012, 2011 and 2010 on certain of our available-for-sale investments in light of the continuing declines in their market prices at that time, primarily associated with our investment in a sovereign nation with large deficits and our decision to sell holdings in a particular adviser account.

In December 2012, we sold a building for $6.4 million in our Clinical Diagnostics segment that was associated with a 1999 acquisition. We recognized a gain on the sale of $4.3 million and a portion of goodwill recorded in a 1999 acquisition was written off of $1.0 million.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income including noncontrolling interests to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Net income including noncontrolling interests	$163.8	$178.0	$186.9
Adjustments to reconcile net income including
noncontrolling interests to net cash provided by
operating activities (net of effects of acquisitions):
Depreciation and amortization	130.4	121.0	108.9
Share-based compensation	13.2	10.7	10.2
Foreign currency economic hedges, net	2.9	(2.9)	(3.2)
(Gains) losses on dispositions of securities	(7.6)	1.5	(0.5)
(Gains) losses on dispositions of fixed assets	(4.8)	0.2	0.5
Excess tax benefits from share-based compensation	(2.9)	(3.2)	(2.9)
Changes in fair value of contingent consideration	(16.1)	—	—
Decrease (increase) in accounts receivable, net	4.4	(20.1)	(37.0)
Increase in inventories, net	(2.2)	(44.0)	(15.9)
(Increase) decrease in other current assets	(6.7)	0.8	(9.3)
Increase (decrease) in accounts payable
and other current liabilities	19.0	(6.6)	9.1
(Decrease) increase in income taxes payable	(17.3)	15.3	(19.3)
Decrease in deferred income taxes	(10.3)	(1.6)	(6.5)
Write-off of goodwill	1.0	—	—
Other	12.1	10.7	4.9
Net cash provided by operating activities	$278.9	$259.8	$225.9

Non-cash investing activities:
Purchased marketable securities and investments	$1.6	$11.6	$—

12. COMMITMENTS AND CONTINGENT LIABILITIES

Rents and Leases

Net rental expense under operating leases was $41.4 million, $42.4 million and $38.3 million in 2012, 2011 and 2010, respectively.  Leases are principally for facilities and automobiles.

Annual future minimum lease payments at December 31, 2012 under operating leases are as follows: 2013 - $35.3 million; 2014 - $30.8 million; 2015 - $23.2 million; 2016 - $18.9 million; and 2017 and beyond - $58.0 million.

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of the Board of Directors.  Bio-Rad has no liability other than for the current year’s contribution.  Contribution expense was $12.1 million, $12.1 million and $12.2 million in 2012, 2011 and 2010, respectively.

Other Post-Employment Benefits

In several foreign locations we are statutorily required to provide a lump sum severance or termination indemnity to our employees.  Under these plans, the vested benefit obligation at December 31, 2012 and 2011 was $39.5 million and $30.7 million, respectively, and has been included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.  These plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets to settle these obligations.

Purchase Obligations

As of December 31, 2012, we had purchase obligations of $65.5 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty.

The annual future fixed and determinable portion of our purchase obligations as of December 31, 2012 are as follows: 2013 - $56.0 million and 2014 to 2015 - $9.5 million.

Letters of Credit

In the ordinary course of business, we are at times required to post letters of credit.  The letters of credit are issued by our banks to guarantee our obligations to various parties including insurance companies. We were contingently liable for $11.6 million of standby letters of credit with banks as of December 31, 2012.

Contingent Consideration

During the fourth quarter of 2011, we recognized a contingent consideration liability upon our acquisition of QuantaLife, related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. The contingent consideration was recognized at its estimated fair value of $8.0 million and $24.1 million as of December 31, 2012 and 2011, respectively. At October 4, 2011, the contingent consideration could have originally reached a maximum of $48 million upon the achievement of all sales milestones and a development milestone. As of December 31, 2012, the first three short-term sales milestones were not met and therefore the contingent consideration can now only reach a maximum of $37 million upon the achievement of all the remaining sales and development milestones. The development milestone was met as of December 31, 2012, resulting in a payment of $6 million in January 2013.

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The contingent consideration was recognized at its estimated fair value of $44.6 million as of December 31, 2012, based on a probability-weighted income approach related to the achievement of certain development and sales milestones valued at $19.9 million and $24.7 million, respectively. The development milestone could potentially reach a maximum of $20 million, which we consider the probability to be more than likely of achieving the milestones. This form of payment guarantees that the seller transitions the manufacturing of the product to Bio-Rad. The sales milestone could potentially range from $0 to a maximum of 60.0%, 56.7% and 54.4% of annual cell sorting system purchase orders, and payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for three consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $20 million, $30 million and $45 million for the three consecutive years, respectively.

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2012, approximately seven percent of Bio-Rad's approximately 2,975 U.S. employees are covered by a collective bargaining agreement, which will expire on November 7, 2016.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements. We consider our employee relations in general to be good.

Royalty Contingency

We license certain technologies from a particular third party. In connection with an audit of our royalty obligations under those licenses, the third party has proposed that we owe an additional $30.2 million in unpaid royalties. While we disagree as to the amount of royalties that are owed, we are in discussions with the third party to resolve the claims related to unpaid royalties, as well as to enter into other license agreements with the third party relating to our respective technologies. We have recorded an accrued liability for this matter that reflects an amount within the range of possible outcomes that is our best estimate of the amount we expect to pay to settle the claims related to past royalties as part of an overall settlement. The ultimate resolution of these matters, however, may result in a loss in excess of the amount we have accrued as of December 31, 2012.

13.    LEGAL PROCEEDINGS

Based on an internal investigation, we identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA's books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), each of which commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.  We provided additional information to the DOJ and the SEC as the Audit Committee's investigation progressed. We continue to cooperate with the DOJ and SEC investigations and to provide information to them. The Audit Committee has determined to continue its investigation based on matters that arose in connection with an assessment of our accrual for royalties payable by us under certain patent licenses from a third party.

The DOJ and SEC investigations are also continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are unable to estimate the outcome of this matter. However, the imposition of any of these sanctions or remedial measures could have a material adverse effect on our business or financial condition.  We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees' Retirement System v. David Schwartz, et al., Case No. MSC11-00854. In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys' fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on

September 30, 2011, the court sustained our demurrer and dismissed the complaint, without prejudice, and granted the plaintiff additional time to file an amended complaint.   The court denied our motion to stay this matter because it dismissed the complaint. The parties have agreed to a stipulated dismissal of this case, without prejudice, and to a tolling of the statute of limitations pending the resolution of the DOJ and SEC investigations.

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

14. SEGMENT INFORMATION

Bio-Rad is a multinational manufacturer and worldwide distributor of its own life science research products and clinical diagnostics products.  We have two reportable segments:  Life Science and Clinical Diagnostics.  These reportable segments are strategic business lines that offer more than 8,000 different products and services and require different marketing strategies. We do not disclose quantitative information about our different products and services as it is impractical to do so based primarily on the numerous products and services that we sell and the global markets that we serve.

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

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. The accounting policies of the segments are the same as those described in Significant Accounting Policies (see Note 1).  Segment profit or loss includes an allocation of corporate expense based upon sales and an allocation of interest expense based upon accounts receivable and inventories.  The difference between total segment allocated interest expense, depreciation and amortization, and capital expenditures and the corresponding consolidated amounts is attributable to our corporate headquarters.  Segments are expected to manage only assets completely under their control.  Accordingly, segment assets include primarily accounts receivable, inventories and gross machinery and equipment.  Goodwill balances have been included in corporate for segment reporting purposes.

Information regarding industry segments at December 31, 2012, 2011, and 2010 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Segment net sales	2012	$688.4	$1,365.5	$15.3
	2011	694.7	1,363.8	15.0
	2010	648.1	1,265.3	13.7

Allocated interest expense	2012	$13.1	$37.8	$0.2
	2011	14.0	38.9	0.2
	2010	17.1	46.4	0.2

Depreciation and amortization	2012	$26.3	$92.9	$0.1
	2011	17.3	93.2	0.2
	2010	15.0	84.9	0.2

Segment profit	2012	$11.4	$197.8	$1.6
	2011	45.7	197.9	1.2
	2010	51.1	171.4	1.4

Segment assets	2012	$353.1	$917.0	$4.4
	2011	357.4	854.8	5.7

Capital expenditures	2012	$17.3	$76.8	$0.1
	2011	15.4	71.6	—

Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker. The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2012	2011	2010
Total segment profit	$210.8	$244.8	$223.9
Foreign exchange losses	(5.0)	(13.8)	(3.9)
Net corporate operating, interest and other expense, net not allocated to segments	(4.8)	(2.8)	(3.6)
Other income (expense), net	21.9	7.6	3.9
Consolidated income before taxes	$222.9	$235.8	$220.3

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2012	2011
Total segment assets	$1,274.5	$1,217.9
Cash and other current assets	1,092.0	968.2
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	(4.2)	(27.3)
Goodwill, net	495.4	468.9
Other long-term assets	579.1	469.1
Total assets	$3,436.8	$3,096.8

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2012	2011	2010
Europe	$837.0	$896.4	$842.6
Pacific Rim	425.7	398.4	347.8
United States	656.7	631.0	600.5
Other (primarily Canada and Latin America)	149.8	147.7	136.2
Total net sales	$2,069.2	$2,073.5	$1,927.1

The following presents Other assets and Property, plant and equipment, net by geographic region based upon the location of the asset (in millions):

	December 31,
	2012	2011
Europe	$199.1	$180.9
Pacific Rim	30.0	26.0
United States	487.8	338.7
Other (primarily Canada and Latin America)	18.1	13.4
Total Other assets and Property, plant and equipment, net	$735.0	$559.0

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2012 and 2011 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$486.3	$510.4	$498.7	$573.8
Gross profit	278.6	287.9	273.5	314.1
Net income attributable to Bio-Rad	31.0	48.3	42.4	42.0
Basic earnings per share	$1.10	$1.71	$1.50	$1.48
Diluted earnings per share	$1.09	$1.69	$1.48	$1.46

2011
Net sales	$485.1	$521.7	$516.5	$550.2
Gross profit	277.6	293.1	296.2	311.0
Net income attributable to Bio-Rad	33.0	40.0	45.9	59.2
Basic earnings per share	$1.18	$1.43	$1.63	$2.11
Diluted earnings per share	$1.16	$1.41	$1.61	$2.08

During the first quarter of 2012, we identified an error in the consolidated financial statements for the years 2007 through 2011, related to a foreign supplemental tax associated with social benefits. We incorrectly interpreted and applied the local statutes to our circumstances. We accrued $6.1 million for these foreign supplemental taxes, including penalties and interest, during the first quarter of 2012, all of which has been paid. The foreign supplemental tax, and the related penalties and interest, were not deductible for income tax purposes, and as such this error did not have an impact on Bio-Rad's provision for income taxes.

We evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that while the accumulation of the error was significant to the three-month period ended March 31, 2012, the correction was not material to any individual prior period or for the year ended December 31, 2012, nor did it have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).

16. SUBSEQUENT EVENT

In January 2013, we acquired 100% of the outstanding shares of AbD Serotec, a division of MorphoSys AG, for approximately 53 million Euros (approximately $70 million) in cash. The acquisition will be included in our Life Science segment's results of operations from the acquisition date and will be accounted for as a business combination. The amount of acquisition-related cost was minimal as Bio-Rad primarily represented itself during the acquisition process. The goodwill to be recorded will not be deductible for income tax purposes. We are unable to complete the fair value of the net assets acquired, as more time is needed to complete the information transfer from the seller and include all information into a valuation of individual assets and liabilities. We believe that with AbD Serotec's comprehensive catalog of antibodies, we will be able to offer our customers total assay solutions that can be validated on many of our research platforms for western blotting, multiplex protein expression, ELISA and cell sorting.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, although our disclosure controls and procedures were generally effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting (a “material weakness”) as such term is defined in Rule 13a-15(f) under the Exchange Act. We describe that material weakness below.

We discovered the material weakness in connection with the assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The key elements constituting the material weakness were significant deficiencies in controls over our financial reporting as of December 31, 2012 with respect to our accounting close, revenue recognition, reagent rental and expenditure processes that, when aggregated, constitute a material weakness as of December 31, 2012. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting (a “significant deficiency”).

The four significant deficiencies that we identified in our internal control over financial reporting as of
December 31, 2012 are as follows:

Inadequate Accounting Close Process including:

•	Our failure to review and adjust a contingency accrual with respect to royalties owed to a third party in a timely manner;

•	Inadequate supporting documentation for certain key transactions and account reconciliations at some of our foreign locations; and

•	Our lack of adequate financial statement review at our German subsidiary.

Inadequate Revenue Recognition Process including:

•	The unauthorized issuance of distributor contracts at our Chinese subsidiary;

•	Our lack of controls over pricing and our ineffective methods of analyzing credit risk; and

•	In some instances, the lack of sufficient documentation for the timing of revenue recognition.

Inadequate Reagent Rental Process at Certain of Our International Subsidiaries including:

•	Our failure to provide management review of reagent rental agreements;

•	Our failure to monitor ongoing compliance with agreement terms; and

•	Our lack of timely reconciliations of our reagent rental equipment.

Inadequate Expenditure Controls at our German Subsidiary including:

•	Our lack of compliance with controls for vendor management and transaction approvals; and

•	Insufficient segregation of duties.

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of improved controls, processes and procedures.

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

Our management has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of Bio-Rad's internal control over financial reporting as of December 31, 2012.

Based on that evaluation and assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America, to the extent and for the reasons set forth below. Our management reviewed the results of its evaluation and assessment with our Audit Committee.

Management has identified four significant deficiencies in our internal control over financial reporting as of December 31, 2012 related to our accounting close, revenue recognition, reagent rental and expenditure processes that, when aggregated, constitute a material weakness in our internal control over financial reporting as of December 31, 2012.

Our conclusion that we have a material weakness in our internal control over financial reporting as of December 31, 2012 is not based on quantified misstatements in our historical consolidated financial statements or our consolidated financial statements as of and for our fiscal year ended December 31, 2012 but instead on the risk that we may be unable to prevent or detect on a timely basis potential material errors in our future financial statements.

We are also in the process of evaluating and expect to initiate actions intended to remediate these significant deficiencies and the resulting material weakness, including developing and implementing improved controls, processes and procedures.

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

Other than the changes discussed above, we identified no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2012 that have materially affected, or that are reasonably likely materially to affect, our internal control over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of Bio-Rad Laboratories, Inc. for the years ended December 31, 2012, 2011 and 2010 and has issued an adverse attestation report on the effectiveness of Bio-Rad's internal control over financial reporting as of December 31, 2012, as stated in their report.

(b)
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Bio-Rad Laboratories, Inc.

We have audited Bio-Rad Laboratories, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Bio-Rad Laboratories, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified four significant deficiencies related to the accounting close, revenue recognition, reagent rental and expenditure processes that, when aggregated, represent a material weakness in internal control over financial reporting. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bio-Rad Laboratories, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity, for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 18, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Bio-Rad Laboratories, Inc. has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Redwood City, California
March 18, 2013

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2013 annual meeting of stockholders (the “2013 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2013 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”  In addition, the information from a portion of the 2013 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2013 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2012
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders (1)	1,095,794	$48.30	1,145,266 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	1,095,794	$48.30	1,145,266

(1)
Consists of the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan, the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(2)	Consists of 653,015 shares available under the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and 492,251 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2013 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2013 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1	Index to Financial Statements – See Item 8 of Part II of this report “Financial Statements and
Supplementary Data" on page 35 for a list of financial statements.

2	Schedule II Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or the notes thereto.

3	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 84 through 87 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2012, 2011, and 2010
(in thousands)

Allowance for doubtful accounts receivable

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
2012	$33,259	$7,597	$(11,654)	$29,202
2011	$25,052	$15,112	$(6,905)	$33,259
2010	$23,100	$7,984	$(6,032)	$25,052

Valuation allowance for current and long-term deferred tax assets

	Balance at Beginning of Year	Additions Charged (Credited) to Income Tax Expense	Deductions	Other (A)	Balance at End of Year
2012	$48,926	$3,700	$—	$230	$52,856
2011	$37,015	$6,356	$—	$5,555	$48,926
2010	$37,926	$(2,631)	$—	$1,720	$37,015

(A)  Due to acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Christine A. Tsingos
Christine A. Tsingos
Executive Vice President, Chief Financial Officer

Date:	March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Chairman of the Board, President
/s/ Norman Schwartz	and Chief Executive Officer	March 18, 2013
(Norman Schwartz)

Principal Financial Officer
/s/ Christine A. Tsingos	Executive Vice President,
(Christine A. Tsingos)	Chief Financial Officer	March 18, 2013

Principal Accounting Officer
/s/ James R. Stark	Vice President, Corporate Controller	March 18, 2013
(James R. Stark)

Other Directors:
/s/ Louis Drapeau	Director	March 18, 2013
(Louis Drapeau)

/s/ Albert J. Hillman	Director	March 18, 2013
(Albert J. Hillman)

/s/ Dr. Ted W. Love	Director	March 18, 2013
(Dr. Ted. W. Love)

/s/ Deborah J. Neff	Director	March 18, 2013
(Deborah J. Neff)

/s/ Alice N. Schwartz	Director	March 18, 2013
(Alice N. Schwartz)

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

2.1	Share Purchase Agreement as of May 14, 2007 by and among Bio-Rad Laboratories, Inc. and certain selling shareholders regarding the purchase of 77.6765% of the equity of DiaMed Holding AG. (1)

3.1	Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (2)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (2)

3.2	Bylaws of Bio-Rad Laboratories, Inc. (2)

4.1	Indenture dated as of August 11, 2003 for 7.50% Senior Subordinated Notes due 2013 among Bio-Rad
Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Exchange and Registration Rights Agreement dated as of August 11, 2003 for 7.50% Senior Subordinated
Notes due 2013. (3)

4.3	Indenture dated as of May 26, 2009 for 8.00% Senior Subordinated Notes due 2016 among Bio-Rad
Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as Trustee. (4)

4.4	Exchange and Registration Rights Agreement dated as of May 26, 2009 for 8.00% Senior Subordinated Notes due 2016. (4)

4.5	Indenture dated as of December 9, 2010 for 4.875% Senior Notes due 2020 among Bio-Rad Laboratories, Inc., as Issuer, and Wilmington Trust FSB, as Trustee. (5)

10.1	Second Amended and Restated Credit Agreement, dated as of June 21, 2010, by and among Bio-Rad
Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A. as administrative agent, Union
Bank of California N.A., and Wells Fargo Bank, N.A., as co-syndication agents, and Bank of America, N.A. and
HSBC Bank USA, National Association, as co-documentation agents. (6)

10.2	Second Amended and Restated Security Agreement, dated as of June 21, 2010, between Bio-Rad
Laboratories, Inc. and JPMorgan Chase Bank, N.A., as administrative agent. (6)

10.3	Second Amended and Restated Pledge Agreement, dated as of June 21, 2010, between Bio-Rad
Laboratories, Inc. and JPMorgan Chase Bank, N.A., as administrative agent. (6)

Exhibit No.

10.4	1994 Stock Option Plan. (7)

10.4.1	Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 28, 1998. (8)

10.4.2	Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated December 6, 1999. (8)

10.4.3	Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated September 19, 2000. (8)

10.4.4	Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 25, 2001. (8)

10.4.5	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated February 18, 2009. (9)

10.4.6	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated December 12, 2011. (20)

10.5	Amended and Restated 1988 Employee Stock Purchase Plan. (10)

10.5.1	Amendment to the Amended 1988 Employee Stock Purchase Plan. (11)

10.5.2	Amendment to the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan (12)

10.6	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan (13)

10.7	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (14)

10.8	2003 Stock Option Plan. (15)

10.8.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (16)

10.9	2007 Incentive Award Plan. (17)

10.9.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007
Incentive Award Plan. (18)

10.10	Form of Indemnification Agreement (19)

10.11	Second Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., dated March 1, 2012. (21)

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's
Annual Report on Form 10-K for the year ended December 31, 2012, is filed in XBRL (Extensible
Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income,
(iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows,
(v) the Consolidated Statements of Changes in Stockholders' Equity, (vi) the Notes to Consolidated Financial
Statements and (vii) Schedule II - Valuation and Qualifying Accounts.

(1)	Incorporated by reference to Exhibit 2.1 to Bio-Rad’s June 30, 2007 Form 10-Q filing, dated August 8,
2007 (File No. 001-07928; Film No. 071035483).

(2)	Incorporated by reference to the Exhibits to Bio-Rad's Form 10-K filing for the fiscal year ended
December 31, 2010 (File No. 001-07928; Film No. 11645568).

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

(14)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997 Form 10-Q filing, dated
November 13, 1997 (File No. 001-7928; Film No. 9771652).

(15)	Incorporated by reference to Exhibit 10.7 to Bio-Rad’s March 31, 2003 Form 10-Q filing, dated
May 13, 2003 (File No. 001-7928; Film No. 03696450).

(16)	Incorporated by reference to Exhibit 10.7.1 to Bio-Rad’s March 31, 2007 Form 10-Q filing, dated May 4, 2007
(File No. 001-7928; Film No. 07819469).

(17)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated July 30, 2007 (File No. 333-144926; Film No. 071010234).

(18)	Incorporated by reference to Exhibit to 10.8.1 Bio-Rad’s September 30, 2009 Form 10-Q filing, dated November 4, 2009 (File No. 001-07928; Film No. 091158805).

(19)	Incorporated by reference to Exhibit 10.1 to Bio-Rad's Form 8-K filing, dated June 28, 2011 (File No. 001-07928; Film No. 11935120).

(20)	Incorporated by reference to Exhibit 10.4.6 to Bio-Rad's Form 10-K filing for the fiscal year ended December 31, 2011, dated February 29, 2012 (File No. 001-07928; File No. 12652048).

(21)	Incorporated by reference to Exhibit 10.1 to Bio-Rad's June 30, 2012 Form 10-Q filing, dated August 9, 2012 (File No. 001-07928; Film No. 121019446).