Form 10-Q
period 2013-03-31
BIO RAD LABORATORIES INC
filed 2013-05-10
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at April 30, 2013
Class A Common Stock, Par Value $0.0001 per share	23,439,886
Class B Common Stock, Par Value $0.0001 per share	5,088,054

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2013

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS:	(Unaudited)
Cash and cash equivalents	$368,629	$463,388
Short-term investments	468,203	457,685
Accounts receivable, net	377,548	398,739
Inventories:
Raw materials	98,512	93,009
Work in process	125,380	124,737
Finished goods	243,429	230,624
Total inventories	467,321	448,370
Prepaid expenses, taxes and other current assets	183,479	161,750
Total current assets	1,865,180	1,929,932
Property, plant and equipment, at cost	1,027,789	1,012,034
Less: accumulated depreciation and amortization	(605,090)	(595,096)
Property, plant and equipment, net	422,699	416,938
Goodwill, net	502,145	495,418
Purchased intangibles, net	286,722	260,939
Other assets	380,057	333,526
Total assets	$3,456,803	$3,436,753

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$119,340	$130,867
Accrued payroll and employee benefits	127,605	135,955
Notes payable and current maturities of long-term debt	1,698	1,750
Income and other taxes payable	32,956	32,299
Accrued royalties	27,543	29,718
Other current liabilities	137,598	139,331
Total current liabilities	446,740	469,920
Long-term debt, net of current maturities	732,586	732,414
Other long-term liabilities	246,260	223,149
Total liabilities	1,425,586	1,425,483

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Class A common stock, shares issued 23,418,993 and 23,332,532 at 2013 and 2012, respectively; shares outstanding 23,418,871 and 23,332,410 at 2013 and 2012, respectively	2	2
Class B common stock, shares issued 5,107,571 and 5,149,771 at 2013 and 2012, respectively; shares outstanding 5,106,654 and 5,148,854 at 2013 and 2012, respectively	1	1
Additional paid-in capital	218,692	212,244
Class A treasury stock at cost, 122 shares at 2013 and 2012	(12)	(12)
Class B treasury stock at cost, 917 shares at 2013 and 2012	(89)	(89)
Retained earnings	1,543,187	1,523,688
Accumulated other comprehensive income	269,436	274,901
Total Bio-Rad stockholders’ equity	2,031,217	2,010,735
Noncontrolling interests	—	535
Total stockholders’ equity	2,031,217	2,011,270
Total liabilities and stockholders’ equity	$3,456,803	$3,436,753
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net sales	$499,672	$486,277
Cost of goods sold	228,260	207,695
Gross profit	271,412	278,582
Selling, general and administrative expense	185,917	171,293
Research and development expense	51,941	52,923
Income from operations	33,554	54,366
Interest expense	10,977	13,196
Foreign exchange losses, net	1,528	1,441
Other (income) expense, net	(1,400)	(6,450)
Income before income taxes	22,449	46,179
Provision for income taxes	(2,929)	(15,235)
Net income including noncontrolling interests	19,520	30,944
Net (income) loss attributable to noncontrolling interests	(21)	61
Net income attributable to Bio-Rad	$19,499	$31,005

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$0.68	$1.10
Weighted average common shares - basic	28,494	28,201

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$0.68	$1.09
Weighted average common shares - diluted	28,817	28,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income including noncontrolling interests	$19,520	$30,944
Other comprehensive income:
Foreign currency translation adjustments	(34,761)	34,369
Other post-employment benefits adjustments, net of income taxes of $0 for the three months ended March 31, 2013 and 2012, respectively.	309	6
Net unrealized holding gains on available-for-sale (AFS) investments, net of income taxes of $17.1 million and $16.0 million for the three months ended March 31, 2013 and 2012, respectively.	29,291	27,422
Reclassification adjustments for net holding gains on AFS investments included in Net income including noncontrolling interests, net of income taxes of ($0.1) million and ($2.4) million for the three months ended March 31, 2013 and 2012, respectively.	(139)	(4,084)
Other comprehensive (loss) income, net of income taxes	(5,300)	57,713
Comprehensive income	14,220	88,657
Comprehensive (income) loss attributable to noncontrolling interests	(185)	48
Comprehensive income attributable to Bio-Rad	$14,035	$88,705

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Cash received from customers	$504,158	$501,075
Cash paid to suppliers and employees	(459,667)	(428,733)
Interest paid	(11,675)	(12,340)
Income tax payments	(14,195)	(25,010)
Investment proceeds and miscellaneous receipts, net	1,985	609
Excess tax benefits from share-based compensation	(106)	(341)
Net cash provided by operating activities	20,500	35,260
Cash flows from investing activities:
Capital expenditures	(34,103)	(34,654)
Proceeds from sales of property, plant and equipment	26	—
Payments for acquisitions, net of cash received, and long-term investments	(75,056)	(15,329)
Payments for purchases of intangible assets	(463)	(245)
Payments for purchases of marketable securities and investments	(146,971)	(185,468)
Proceeds from sales of marketable securities and investments	60,185	27,721
Proceeds from maturities of marketable securities and investments	77,100	123,100
Proceeds from (payments for) foreign currency economic hedges, net	3,943	(1,410)
Net cash used in investing activities	(115,339)	(86,285)
Cash flows from financing activities:
Net (payments for) borrowings from line-of-credit arrangements and notes payable	(19)	139
Payments on long-term borrowings	(74)	(225)
Proceeds from issuance of common stock	3,135	3,464
Excess tax benefits from share-based compensation	106	341
Net cash provided by financing activities	3,148	3,719
Effect of foreign exchange rate changes on cash	(3,068)	6,887
Net decrease in cash and cash equivalents	(94,759)	(40,419)
Cash and cash equivalents at beginning of period	463,388	574,231
Cash and cash equivalents at end of period	$368,629	$533,812
Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$19,520	$30,944
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	33,290	31,096
Share-based compensation	3,482	3,136
Foreign currency economic hedges, net	(3,943)	1,410
Gains on dispositions of securities	(190)	(6,247)
Excess tax benefits from share-based compensation	(106)	(341)
Changes in fair value of contingent consideration	(711)	—
Decrease in accounts receivable	14,454	17,582
Increase in inventories	(18,350)	(15,502)
Increase in other current assets	(9,468)	(4,617)
Decrease in accounts payable and other current liabilities	(8,725)	(7,780)
Decrease in income taxes payable	(10,725)	(10,436)
Other	1,972	(3,985)
Net cash provided by operating activities	$20,500	$35,260
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” "the Company" and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature.  Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Correction of Immaterial Errors Associated with the Presentation and Disclosure of the Statements of Comprehensive Income

During the first quarter of 2013, we identified errors in the Consolidated Statements of Comprehensive Income for 2012, 2011 and 2010, and in the unaudited interim Condensed Consolidated Statements of Comprehensive Income for all three quarters of 2012, which affected two line items within this financial statement. Specifically, we incorrectly calculated the 1) net unrealized holding gains on available-for-sale (AFS) investments, net of tax, and 2) reclassification adjustments for net holding gains/losses on AFS investments included in net income including noncontrolling interests, net of tax.

Following are the amounts in thousands that should have been reported for the Statements of Comprehensive Income for the two affected line items, including the associated income taxes (note: income taxes were originally reported in millions but have been presented below in thousands):

	Three Months Ended	Year Ended December 31,
	March 31, 2012	2012	2011	2010

Net unrealized holding gains on AFS investments, net of income tax; understated by $8,168, $10,090 and $770 for the three months ended March 31, 2012, for the years ended 2012 and 2010, respectively, and overstated by $208 for the year ended 2011.	$27,422	$65,448	$12,663	$15,495
Income taxes on net unrealized holding gains on AFS investments; understated by $4,756, $5,874 and $448 for the three months ended March 31, 2012, for the years ended 2012 and 2010, respectively, and overstated by $121 for the year ended 2011.	$15,967	$38,108	$7,373	$9,022
Reclassification adjustments for net holding (gains) losses on AFS investments included in Net income including noncontrolling interests, net of income tax; understated by $8,168, $10,090 and $770 for the three months ended March 31, 2012, for the years ended 2012 and 2010, respectively, and overstated by $208 for the year ended 2011.	$(4,084)	$(5,045)	$104	$(385)
Income taxes on reclassification adjustments for net holding gains/losses on AFS investments included in Net income including noncontrolling interests; understated by $4,756, $5,874 and $448 for the three months ended March 31, 2012, for the years ended 2012 and 2010, respectively, and overstated by $121 for the year ended 2011.	$(2,378)	$(2,937)	$61	$(224)

These errors had no effect on Other comprehensive income, net of tax, for any period presented. They did not affect any other caption or total in our other consolidated financial statements.

Management evaluated the materiality of these errors from a qualitative and quantitative perspective, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality. Management has concluded that these errors are not material and, therefore, will correct these errors prospectively when the Consolidated Statements of Comprehensive Income are included in future filings.

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

Additionally during the first quarter of 2012, we identified two other errors pertaining to prior periods, both related to income taxes, as follows:

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

We evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we concluded that while the accumulation of these errors was significant to the three-month period ended March 31, 2012, the correction was not material to any individual prior period or for the year ended December 31, 2012, nor did it have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we corrected these errors in the results of operations for the three-month period ended March 31, 2012 as follows: (i) $4.1 million charge to Cost of goods sold; (ii) $1.2 million charge to Interest expense; (iii) $0.8 million charge to Other (income) expense, net; and (iv) an income tax benefit of $0.7 million.

Recent Accounting Standards Updates

In February 2013, the FASB issued guidance requiring that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. We adopted this guidance as of January 1, 2013 and present it in a single note.

2.ACQUISITIONS

In January 2013, we acquired 100% of the outstanding shares of AbD Serotec, a division of MorphoSys AG, for total consideration of $62.2 million (net of cash received of $7.3 million). This acquisition was accounted for as a business combination as AbD Serotec represented an integrated set of activities and assets that was capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in our Life Science segment's results of operations from the acquisition date. We believe that with AbD Serotec's comprehensive catalog of antibodies, we are able to offer our customers total assay solutions that can be validated on many of our research platforms for western blotting, multiplex protein expression, ELISA and cell sorting.

The purchase accounting for AbD Serotec is preliminary and subject to revision as more time is needed to transfer all the information necessary from the seller and include it into a comprehensive valuation of certain assets and liabilities, including deferred income taxes. The fair values of the net assets acquired consist of definite-lived intangible assets of $42.3 million, goodwill of $17.0 million and net tangible assets of $2.9 million. A portion of the goodwill recorded may be deductible for income tax purposes.

In August 2012, we acquired from Propel Labs, Inc. a new cell sorting system, an automated, easy-to-use benchtop cell sorting flow cytometer. The new system will be sold exclusively under the Bio-Rad brand as the S3TM Cell Sorter. This asset acquisition was accounted for as a business combination as the new cell sorting system represented an integrated set of activities and assets that was capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in our Life Science segment's results of operations from the acquisition date.

The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration potentially payable to Propel Labs' shareholders. The contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The contingent consideration for the development milestones was valued at $19.9 million based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was valued at $24.7 million based on a statistically significant number of simulations for each potential outcome. (See Note 3 for further discussion of the contingent consideration valuation and underlying assumptions.)

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

In July 2012, we acquired all of the outstanding shares of DiaMed Benelux for 4.6 million Euros (approximately $5.6 million) in cash. This acquisition was accounted for as a business combination as DiaMed Benelux represented an integrated set of activities and assets that was capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in our Clinical Diagnostics segment's results of operations from the acquisition date.

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

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination as the certain assets acquired represented an integrated set of activities and assets that was capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in the Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. We expect the goodwill recorded to be deductible for income tax purposes. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over two years from the acquisition date and was recorded in Prepaid expenses, taxes and other current assets, and Other assets in the accompanying Condensed Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

We do not consider any of these business combinations in 2013 and 2012, individually, or when aggregated, to be material and therefore have not disclosed the pro forma results of operations as required for material business combinations.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2013 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$41.6	$—	$41.6
Asset-backed securities	—	0.3	—	0.3
U.S. government sponsored agencies	—	2.3	—	2.3
Foreign time deposits	9.8	—	—	9.8
Money market funds	8.3	—	—	8.3
Total cash equivalents	18.1	44.2	—	62.3
Available-for-sale investments (b):
Corporate debt securities	—	250.1	—	250.1
Foreign brokered certificates of deposit	—	4.4	—	4.4
U.S. government sponsored agencies	—	80.7	—	80.7
Foreign government obligations	—	5.3	—	5.3
Municipal obligations	—	13.6	—	13.6
Marketable equity securities	289.3	—	—	289.3
Asset-backed securities	—	87.1	—	87.1
Total available-for-sale investments	289.3	441.2	—	730.5
Forward foreign exchange contracts (c)	—	1.3	—	1.3
Total financial assets carried at fair value	$307.4	$486.7	$—	$794.1

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.3	$—	$0.3
Contingent consideration (e)	—	—	40.9	40.9
Total financial liabilities carried at fair value	$—	$0.3	$40.9	$41.2

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2012 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$52.8	$—	$52.8
Foreign time deposits	10.1	—	—	10.1
U.S. government sponsored agencies	—	1.3	—	1.3
Money market funds	5.5	—	—	5.5
Total cash equivalents	15.6	54.1	—	69.7
Available-for-sale investments (b):
Corporate debt securities	—	240.6	—	240.6
Foreign brokered certificates of deposit	—	0.4	—	0.4
U.S. government sponsored agencies	—	92.7	—	92.7
Foreign government obligations	—	5.6	—	5.6
Municipal obligations	—	12.1	—	12.1
Marketable equity securities	242.1	—	—	242.1
Asset-backed securities	—	82.2	—	82.2
Total available-for-sale investments	242.1	433.6	—	675.7
Forward foreign exchange contracts (c)	—	1.1	—	1.1
Total financial assets carried at fair value	$257.7	$488.8	$—	$746.5

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.8	$—	$0.8
Contingent consideration (e)	—	—	52.6	52.6
Total financial liabilities carried at fair value	$—	$0.8	$52.6	$53.4

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2013	December 31, 2012
Short-term investments	$468.2	$457.7
Other assets	262.3	218.0
Total	$730.5	$675.7

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2013	December 31, 2012
Other current liabilities	$16.2	$27.3
Other long-term liabilities	24.7	25.3
Total	$40.9	$52.6

During the fourth quarter of 2011 we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. The contingent consideration was recognized at its estimated fair value of $1.3 million and $8.0 million as of March 31, 2013 and December 31, 2012, respectively. At October 4, 2011, the contingent consideration could have originally reached a maximum of $48 million upon the achievement of all sales milestones and a development milestone. As of March 31, 2013, the first four short-term sales milestones had not been met and therefore the contingent consideration can now only reach a maximum of $26 million upon the achievement of all the remaining sales milestones. The development milestone was met as of December 31, 2012, resulting in a payment of $6.0 million in January 2013.

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The contingent consideration was recognized at its estimated fair value of $39.6 million and $44.6 million as of March 31, 2013 and December 31, 2012, respectively. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones valued at $14.9 million and $24.7 million, respectively, as of March 31, 2013. The development milestones could potentially reach a maximum of $20 million, of which $5.0 million was paid in February 2013. We consider it more than likely that the remaining development milestones will be achieved. This form of payment guarantees that the seller transitions the manufacturing of the product to Bio-Rad. The sales milestones could potentially range from $0 to a maximum of 60.0%, 56.7% and 54.4% of annual cell sorting system purchase orders, with payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for three consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $20 million, $30 million and $45 million for the three consecutive years, respectively.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at fair value based on third party valuations for the period ended March 31, 2013 (in millions):

2013
January 1	$52.6
Payment of development milestone - QuantaLife	(6.0)
Payment of development milestone - Cell sorting system	(5.0)
Decrease in fair value of contingent consideration included in Selling, general and administrative expense - QuantaLife	(0.7)
March 31	$40.9

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liabilities as of March 31, 2013. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
QuantaLife	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	0.67%	0.88%
		Probability of achieving sales	25.0%	90.0%
Cell sorting system	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	1.0%	1.7%
		Projected volatility of sales	18.0%	N/A
		Market price of risk	1.4%	N/A
		Development milestones:
		Probability	100%	N/A
		Risk-adjusted discount rate	0.9%	1.0%

To estimate the fair value of Level 2 debt securities as of March 31, 2013, our primary pricing provider simplified its process during the first quarter of 2013 by eliminating certain pricing sources and established S&P Capital IQ as the primary pricing source. The new pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of March 31, 2013, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performed reasonableness testing of the S&P Capital IQ prices on a daily basis by comparing them to the prices reported by our custodian.

To estimate the fair value of Level 2 debt securities as of December 31, 2012, our primary pricing service relied on inputs from multiple industry-recognized pricing sources to determine the price for each investment. In addition, our pricing service performed reasonableness testing of their prices on a daily basis by comparing them to the prices reported by our custodians as well as prior day prices. If the price difference fell outside of predetermined tolerable levels, they investigated the cause and resolved the pricing issue. Based on a review of the results of this analysis, we utilized our primary pricing service for all Level 2 debt securities as none of these securities tested outside of the tolerable levels.

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

Available-for-sale investments consist of the following (in millions):

	March 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$248.9	$1.4	$(0.2)	$250.1
Foreign brokered certificates of deposit	4.4	—	—	4.4
Municipal obligations	13.5	0.1	—	13.6
Asset-backed securities	86.6	0.2	(0.1)	86.7
U.S. government sponsored agencies	80.6	0.1	—	80.7
Foreign government obligations	5.3	—	—	5.3
Marketable equity securities	25.0	2.4	—	27.4
	464.3	4.2	(0.3)	468.2
Long-term investments:
Marketable equity securities	54.5	207.4	—	261.9
Asset-backed securities	0.4	—	—	0.4
	54.9	207.4	—	262.3
Total	$519.2	$211.6	$(0.3)	$730.5

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$239.3	$1.4	$(0.1)	$240.6
Foreign brokered certificates of deposit	0.4	—	—	0.4
Municipal obligations	12.0	0.1	—	12.1
Asset-backed securities	81.6	0.4	(0.1)	81.9
U.S. government sponsored agencies	92.5	0.3	(0.1)	92.7
Foreign government obligations	5.4	—	—	5.4
Marketable equity securities	24.1	0.7	(0.2)	24.6
	455.3	2.9	(0.5)	457.7
Long-term investments:
Marketable equity securities	54.5	163.0	—	217.5
Asset-backed securities	0.4	—	(0.1)	0.3
Foreign government obligations	0.2	—	—	0.2
	55.1	163.0	(0.1)	218.0
Total	$510.4	$165.9	$(0.6)	$675.7

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	March 31, 2013	December 31, 2012
Fair value	$97.5	$99.3
Gross unrealized losses for investments in a loss position 12 months or more	$—	$0.1
Gross unrealized losses for investments in a loss position less than 12 months	$0.3	$0.5

The fair value of $99.3 million at December 31, 2012 was segregated for gross unrealized losses of 12 months or more of $0.3 million fair value, and segregated for gross unrealized losses of less than 12 months of $99.0 million fair value as of December 31, 2012. The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2013 or December 31, 2012.

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2013 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Condensed Consolidated Statements of Income. The cash flows related to these contracts are classified as Cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

The following is a summary of our forward foreign currency exchange contracts (in millions):

March 31,
2013

Contracts maturing in April through June 2013 to sell foreign currency:
Notional value	$76.6
Unrealized gain	$0.2
Contracts maturing in April through June 2013 to purchase foreign currency:
Notional value	$385.1
Unrealized gain	$0.7

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2013 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$169.9	$169.9
Mature in one to five years	197.7	198.3
Mature in more than five years	72.1	73.0
Total	$439.7	$441.2

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

The estimated fair value of our financial instruments and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	March 31, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other assets	$339.8	$609.1	1	$293.6	$497.8	1
Total long-term debt, excluding leases and current maturities	$720.2	$762.1	2	$720.0	$778.4	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 30% of the outstanding voting shares (excluding treasury shares) of Sartorius as of March 31, 2013.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  In addition, the ordinary voting stock of Sartorius is thinly traded. Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Condensed Consolidated Balance Sheets.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2013:
Goodwill	$193.6	$330.0	$523.6
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	166.4	329.0	495.4

Acquisitions	17.0	—	17.0
Currency fluctuations	(0.4)	(9.9)	(10.3)

Balances as of March 31, 2013:
Goodwill	210.2	320.1	530.3
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	$183.0	$319.1	$502.1

In conjunction with the acquisition of 100% of the outstanding shares of AbD Serotec (see Note 2), we preliminarily have recorded $17.0 million of goodwill and $42.3 million of definite-lived intangible assets: $31.9 million of developed product technology, $8.4 million of licenses, $1.1 million of customer relationships/lists, $0.4 million of tradenames and $0.5 million of other purchased intangibles. These amounts may change when the valuation is completed.

Other than goodwill, we have no significant intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	March 31, 2013
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$100.9	$(39.1)	$61.8
Know how	1-13	185.8	(70.1)	115.7
Developed product technology	1-14	103.8	(26.9)	76.9
Licenses	1-13	43.7	(19.5)	24.2
Tradenames	1-10	7.4	(4.2)	3.2
Covenants not to compete	1-10	4.9	(0.4)	4.5
Other	1	0.6	(0.2)	0.4
		$447.1	$(160.4)	$286.7

	December 31, 2012
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$102.8	$(38.4)	$64.4
Know how	1-13	189.3	(67.1)	122.2
Developed product technology	1-10	74.6	(25.1)	49.5
Licenses	1-8	35.6	(18.7)	16.9
Tradenames	1-10	7.4	(4.3)	3.1
Covenants not to compete	1-10	4.9	(0.2)	4.7
Other	1	0.1	—	0.1
		$414.7	$(153.8)	$260.9

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012

Amortization expense	$11.1	$10.8

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2013	$16.4
Provision for warranty	2.6
Actual warranty costs	(3.2)
March 31, 2013	$15.8

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2013	December 31, 2012

8.0% Senior Subordinated Notes due 2016	$297.1	$296.9
4.875% Senior Notes due 2020	423.1	423.0
Capital leases and other debt	12.6	12.7
	732.8	732.6
Less current maturities	(0.2)	(0.2)
Long-term debt	$732.6	$732.4

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2013 or December 31, 2012. The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement and the Senior Subordinated Notes due 2016 require Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of March 31, 2013.

7.NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

January 1, 2013	$0.5
Net income attributable to noncontrolling interests	—
Purchase of noncontrolling interests	(0.6)
Currency fluctuations	0.1
March 31, 2013	$—

In February 2013, we acquired the remaining outstanding shares of Distribuidora de Analitica para Medicina Iberica S.A. (DiaMed Spain) from the remaining noncontrolling shareholder for approximately 0.6 million Euros or $0.9 million in cash. This acquisition was accounted for as an equity transaction, which reduced Bio-Rad's noncontrolling interests and additional paid-in capital by $0.6 million and $0.3 million, respectively.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes to Accumulated other comprehensive income components are shown in the following table:

	Foreign currency translation adjustments	Other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Bio-Rad Accumulated other comprehensive income	Non-controlling interests	Total Accumulated other comprehensive income
Balance at January 1, 2013	$173.3	$(8.1)	$109.7	$274.9	$(0.2)	$274.7
Other comprehensive (loss) income, net of income taxes before reclassifications	(34.8)	0.3	29.3	(5.2)	—	(5.2)
Amounts reclassified from Accumulated other comprehensive income	(0.2)	—	(0.1)	(0.3)	0.2	(0.1)
Net Other comprehensive (loss) income, net of income taxes	(35.0)	0.3	29.2	(5.5)	0.2	(5.3)
Balance at March 31, 2013	$138.3	$(7.8)	$138.9	$269.4	$—	$269.4

Reclassifications from Accumulated other comprehensive income for the period ended March 31, 2013 are summarized in the following table:

Details about Accumulated other comprehensive income components	Amount reclassified from Accumulated other comprehensive income	Affected line item in the statement where net income is presented

Net holding gains on available-for-sale investments	$(0.2)	Other (income) expense, net
	0.1	Income tax expense
	$(0.1)	Net of income taxes

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Basic weighted average shares outstanding	28,494	28,201
Effect of potentially dilutive stock options and restricted stock awards	323	352
Diluted weighted average common shares	28,817	28,553
Anti-dilutive shares	92	112

10.    OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2013	2012
Interest and investment income	$(1.3)	$(1.0)
Net realized gains on investments	(0.2)	(6.5)
Miscellaneous other expense items, net	0.1	1.0
Other (income) expense, net	$(1.4)	$(6.5)

11.    INCOME TAXES

Our effective income tax rate was 13% and 33% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the first quarter of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013. The effective income tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits. For the three months ended March 31, 2013 and 2012, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate for both periods was significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for the first quarter of 2013 and 2012 were reduced by French tax incentives related to our research and development activities.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service (IRS) for the 2009 and 2010 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.

As of March 31, 2013, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.3 million. Substantially all such amounts will impact our effective income tax rate.

We record liabilities related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our condensed consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

12.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2013 and 2012 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2013	$156.3	$339.9	$3.5
	2012	$154.8	$327.2	$4.3

Segment (loss) profit	2013	$(12.8)	$36.1	$0.1
	2012	$(3.9)	$45.7	$0.9

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

	Three Months Ended
	March 31,
	2013	2012
Total segment profit	$23.4	$42.7
Foreign exchange losses, net	(1.5)	(1.4)
Net corporate operating, interest and other expense not allocated to segments	(0.9)	(1.6)
Other income (expense), net	1.4	6.5
Consolidated income before taxes	$22.4	$46.2

13.    LEGAL PROCEEDINGS

Based on an internal investigation, we identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA's books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), each of which commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.  We provided additional information to the DOJ and the SEC as the Audit Committee's investigation progressed. We continue to cooperate with the DOJ and SEC investigations and to provide information to them. The Audit Committee has determined to continue its investigation based on matters that arose in connection with an assessment of our accrual for royalties payable by us as of December 31, 2012 under certain patent licenses from a third party.

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

14.    CONTINGENT LIABILITY

We license certain technologies from a particular third party. In connection with an audit of our royalty obligations under those licenses, we disputed the amount of royalties that were owed. We had recorded an accrued liability in 2012 for this matter that reflected an amount within the range of possible outcomes that was our best estimate of the amount we expected to pay to settle the claims related to past royalties as part of an overall settlement. In connection with a settlement with the third party for the resolution of this dispute, we agreed to pay the third party $12 million, which was within the range of possible outcomes recorded, and adjusted our accrued liability accordingly as of March 31, 2013. This amount was paid in April 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2012 and this report for the three months ended March 31, 2013.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is becoming increasingly uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 33% of our year-to-date 2013 consolidated net sales are derived from the United States and approximately 67% are derived from international locations, with Europe being our largest region.  Our international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, China Yuan and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

In January 2013, we acquired 100% of the outstanding shares of AbD Serotec, a division of MorphoSys AG, for total consideration of $62.2 million (net of cash received of $7.3 million). This acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The purchase accounting for AbD Serotec is preliminary and subject to revision as more time is needed to transfer all the information necessary from the seller and include it into a comprehensive valuation of certain assets and liabilities, including deferred income taxes. The fair values of the net assets acquired consist of definite-lived intangible assets of $42.3 million, goodwill of $17.0 million and net tangible assets of $2.9 million. We believe that with AbD Serotec's comprehensive catalog of antibodies, we are able to offer our customers total assay solutions that can be validated on many of our research platforms for western blotting, multiplex protein expression, ELISA and cell sorting.

In August 2012, we acquired from Propel Labs, Inc. a new cell sorting system, an automated, easy-to-use benchtop cell sorting flow cytometer. This asset acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration related to the achievement of certain development and sales milestones valued at $19.9 million and $24.7 million, respectively, that could potentially be payable to Propel Labs' shareholders. The contingent consideration was recognized at its estimated fair value of $39.6 million as of March 31, 2013. The fair values of the net assets acquired from Propel Labs, Inc. as of the acquisition date were determined to be $17.4 million of goodwill, $32.1 million of definite-lived intangible assets and $0.1 million of net tangible assets. The acquired cell sorting system fits well into Bio-Rad's existing Life Science segment product offerings and may offer researchers greater access to this technology.

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

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination and is included in our Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired at the acquisition date was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over two years from the acquisition date and was recorded in Prepaid expenses, taxes and other current assets, and Other assets in our Condensed Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

During the fourth quarter of 2011 we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. The contingent consideration was recognized at its estimated fair value of $1.3 million and $8.0 million as of March 31, 2013 and December 31, 2012, respectively. At October 4, 2011, the contingent consideration could have originally reached a maximum of $48 million upon the achievement of all sales milestones and a development milestone. As of March 31, 2013, the first four short-term sales milestones had not been met and therefore the contingent consideration can now only reach a maximum of $26 million upon the achievement of all the remaining sales milestones. The development milestone was met as of December 31, 2012, resulting in a payment of $6 million in January 2013.

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

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended
	March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of goods sold	45.7	42.7
Gross profit	54.3	57.3
Selling, general and administrative expense	37.2	35.2
Research and development expense	10.4	10.9
Net income attributable to Bio-Rad	3.9	6.4

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, we have identified accounting for income taxes, valuation of goodwill and long-lived assets, valuation of inventories, warranty reserves, valuation of investments, allowance for doubtful accounts and litigation accruals as the accounting policies and estimates critical to the operations of Bio-Rad.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2012 filed with the SEC.

Three Months Ended March 31, 2013 Compared to
Three Months Ended March 31, 2012

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first quarter of 2013 were $499.7 million compared to $486.3 million in the first quarter of 2012, an increase of 2.8%.  Excluding the impact of foreign currency, first quarter 2013 sales increased by approximately 3.6% compared to the same period in 2012.  Currency neutral sales growth was reflected in most regions, primarily in the Pacific Rim, the U.S. and the emerging markets of eastern Europe, while currency neutral sales in western Europe decreased. If there is further deterioration in Europe, as well as challenges surrounding sequestration in the U.S., future sales could be negatively impacted.

The Life Science segment sales for the first quarter of 2013 were $156.3 million, an increase of 0.9% compared to the same period last year.  On a currency neutral basis, sales increased 2.5% compared to the first quarter in 2012. The sales increase was primarily driven by sales in the newly acquired AbD Serotec and the Droplet Digital™ PCR product line. Currency neutral sales decreased in most regions when excluding the AbD Serotec acquisition.

The Clinical Diagnostics segment sales for the first quarter of 2013 were $339.9 million, an increase of 3.9% compared to the same period last year.  On a currency neutral basis, sales increased 4.3% compared to the first quarter in 2012.  Clinical Diagnostics had growth across most product lines on a currency neutral basis, most notably from quality controls, diabetes and BioPlex® 2200 system. Currency neutral sales growth was primarily in the emerging market of eastern Europe, the Pacific Rim and the U.S., while currency neutral sales in western Europe declined.

Consolidated gross margins were 54.3% for the first quarter of 2013 compared to 57.3% for the first quarter of 2012.  Life Science segment gross margins for the first quarter of 2013 decreased by approximately 3.8 percentage points from the same period last year primarily due to intangible assets amortization expense of $1.9 million related to the AbD Serotec and cell sorting system acquisitions, and an increase in royalty expense. The amortization expense related to these acquisitions will continue to negatively impact Life Science segment gross margins in comparison to the prior year periods for the remainder of the year. Clinical Diagnostics segment gross margins for the first quarter of 2013 decreased by approximately 2.5 percentage points from the same period last year. The decrease was primarily due to some large low margin tenders, an unfavorable product mix, and an increase in obsolescence charges, license expense and warranty costs. Gross margins also decreased by approximately 0.35 percentage points due to the excise tax on the sales of certain medical devices in the U.S. that went into effect in 2013, which we accounted for as a period cost in Cost of goods sold. Clinical Diagnostics segment gross margins in the first quarter of 2012 included a foreign supplemental tax associated with social benefits of $4.1 million. Clinical Diagnostics segment gross margins in comparison to the prior year periods will continue to be negatively affected by the excise tax on the sales of certain medical devices in the U.S. for the remainder of the year.

Selling, general and administrative expenses (SG&A) represented 37.2% of sales for the first quarter of 2013 compared to 35.2% of sales for the first quarter of 2012.  Increases in SG&A expense relative to sales were primarily driven by employee-related expenses, our largest cost, associated with an increase in headcount that included acquisitions, merit increases and related social costs and severance. Professional fees and customer marketing also increased, while third party commissions declined.

Research and development expense decreased to $51.9 million or 10.4% of sales in the first quarter of 2013 compared to $52.9 million or 10.9% of sales in the first quarter of 2012.  Life Science segment research and development expense decreased in the first quarter of 2013 from the prior year quarter. While research and development expense declined by a small amount, this generally reflects short-term activity levels and is not indicative of a trend to lower overall research and development expense spending. Clinical Diagnostics segment research and development expense increased slightly in the first quarter of 2013 from the prior year period primarily due to currency effects. On-going development continues across a broad range of products.

Results of Operations – Non-operating

Interest expense for the first quarter of 2013 decreased by $2.2 million to $11.0 million compared to $13.2 million for the first quarter of 2012 primarily due to estimated interest expense of $1.2 million included in the first quarter of 2012 that was associated with a foreign supplemental tax related to social benefits, and higher interest capitalized in the first quarter of 2013 associated with the first phase implementation of a global single instance Enterprise Resource Planning (ERP) platform.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Increased foreign currency exchange losses, net for the quarter ended March 31, 2013 compared to the prior year period were primarily attributable to the result of the estimating process inherent in the timing of shipments and payments, partially offset by lower costs to hedge.

Other (income) expense, net for the first quarter of 2013 decreased to $1.4 million income compared to $6.5 million income for the first quarter of 2012 primarily due to higher realized gains associated with the sale of equity investments in the first quarter of 2012.

Our effective tax rate was 13% and 33% for the first quarter of 2013 and 2012, respectively. The first quarter of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013. The effective tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits. For the three months ended March 31, 2013 and 2012, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate for both periods was significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for the first quarter of 2013 and 2012 were reduced by French tax incentives related to our research and development activities.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service (IRS) for the 2009 and 2010 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We periodically evaluate our exposures associated with our tax filing positions.

As of March 31, 2013, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.3 million. Substantially all such amounts will impact our effective income tax rate.

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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of March 31, 2013.  The Credit Agreement expires on June 21, 2014.

At March 31, 2013, we had $836.8 million in cash, cash equivalents and short-term investments, of which approximately 23% was in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, we had $221.4 million available for borrowing as of March 31, 2013, of which $11.4 million is reserved for standby letters of credit issued by our banks to guarantee our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

The continuing slow economic growth in developed nations, including sequestration in the U.S., may adversely affect our future results of operations. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of March 31, 2013 and December 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $65.8 million and $64.8 million, respectively.

The instability in credit markets along with inadequate capitalization in some parts of the financial services industry could impact both our ability and our customer's ability to access the necessary capital for acquisition, equipment and technology modernization, and the financing of inventory and receivables.  Without this crucial intermediary function, manufacturers and end users may have to renegotiate existing arrangements, reduce activity levels or seek other business partners.

Cash Flows from Operations

Net cash provided by operations was $20.5 million and $35.3 million for the three months ended March 31, 2013 and 2012, respectively.  The decrease in cash flows primarily resulted from higher cash paid to suppliers and employees, and a slowdown in customer payments, partially offset by lower income tax payments. In addition to prices concessions, customers are negotiating for extended payment terms. In the current competitive market place, credit may be used to secure new and renewed business.

Cash Flows from Investing Activities

Capital expenditures totaled $34.1 million and $34.7 million for the three months ended March 31, 2013 and 2012, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures have been higher over the last year and we expect them to continue to remain historically higher for the next three to four years due to the implementation of a global single instance ERP platform and to expand our e-commerce platform. The ERP software was purchased in December 2010. The estimated global implementation cost for the single instance ERP platform could reach up to $200 million and is estimated to take approximately four more years to fully implement.

Our investment objective is to maintain liquidity to meet anticipated needs in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

In January 2013, we acquired 100% of the outstanding shares of AbD Serotec, a division of MorphoSys AG, for total consideration of $62.2 million (net of cash received of $7.3 million). This acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The purchase accounting for AbD Serotec is preliminary and subject to revision as more time is needed to transfer all the information necessary from the seller and include it into a comprehensive valuation of certain assets and liabilities, including deferred income taxes. The fair values of the net assets acquired consist of definite-lived intangible assets of $42.3 million, goodwill of $17.0 million and net tangible assets of $2.9 million. We believe that with AbD Serotec's comprehensive catalog of antibodies, we are able to offer our customers total assay solutions that can be validated on many of our research platforms for western blotting, multiplex protein expression, ELISA and cell sorting.

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination and is included in the Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired at the acquisition date was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over two years from the acquisition date and was recorded in Prepaid expenses, taxes and other current assets, and Other assets in our accompanying Condensed Consolidated Balance Sheet. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  It is not certain at this time that any of these discussions involving material or significant acquisitions will advance to completion.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.1 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively. Cash provided by financing activities was lower in 2013 primarily due to lower proceeds from the issuance of common stock.

We have outstanding Senior Notes of $425 million and Senior Subordinated Notes of $300 million, which are not due until 2020 and 2016, respectively. We have the option to redeem any or all of the Senior Subordinated Notes of $300 million at any time on or after September 15, 2013.

The Credit Agreement that was entered into in June 2010, is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2014.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of March 31, 2013. The Credit Agreement and the indenture governing our 8.0% Senior Subordinated Notes due 2016 limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during the first three months of 2013 or 2012.

Recent Accounting Standards Updates

In February 2013, the FASB issued guidance requiring that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. We adopted this guidance as of January 1, 2013 and present it in a single note.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2013, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, although our disclosure controls and procedures were generally effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in our internal control over financial reporting (a “material weakness”) as such term is defined in Rule 13a-15(f) under the Exchange Act. We describe that material weakness below.

We discovered the material weakness in connection with the assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The key elements constituting the material weakness were significant deficiencies in controls over our financial reporting as of December 31, 2012 , which continue as of March 31, 2013, with respect to our accounting close, revenue recognition, reagent rental and expenditure processes. These significant deficiencies, when aggregated, constitute a material weakness as of March 31, 2013. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting (a “significant deficiency”).

The four significant deficiencies that we identified at December 31, 2012 in our internal control over financial reporting that remain at March 31, 2013 are as follows:

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

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of improved controls, processes and procedures. While our remediation efforts are in process, they have not been completed. Accordingly, our management has concluded that the material weakness still exists as of March 31, 2013.

In addition, during the quarter ended March 31, 2013, management identified errors in the reporting of the Consolidated Statements of Other Comprehensive Income for the years ended in 2010, 2011 and 2012 and in the unaudited interim Condensed Consolidated Statements of Comprehensive Income for all three quarters of 2012, which affected two line items (see “Correction of Immaterial Errors Associated with the Presentation and Disclosure of the Statements of Comprehensive Income” in Note 1 to the Condensed Consolidated Financial Statements). While these errors resulted in no change in Other comprehensive income, net of tax, we determined that they were the result of a control deficiency in our financial reporting process that constituted a significant deficiency in our internal control over financial reporting. We have made changes in our financial reporting process in order to correctly calculate these values and expect to complete our remediation activities by the end of the second quarter 2013.

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

Changes to Internal Control Over Financial Reporting

Other than the changes discussed above, we identified no changes in our internal control over financial reporting that occurred during our quarter ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

The ongoing investigation by government agencies of possible violations by us of the United States Foreign Corrupt Practices Act and similar laws could have a material adverse effect on our business.

Based on an internal investigation, we identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA's books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), each of which commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.  We provided additional information to the DOJ and the SEC as the Audit Committee's investigation progressed. We continue to cooperate with the DOJ and SEC investigations and to provide information to them. The Audit Committee has determined to continue its investigation based on matters that arose in connection with an assessment of our accrual as of December 31, 2012 for royalties payable by us under certain patent licenses from a third party.

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

We have not completed our actions to remediate previously identified significant deficiencies in our internal control over financial reporting that, when aggregated, constitute a material weakness in our internal control over financial reporting as of March 31, 2013. Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2012, our management identified four significant deficiencies in our internal control over financial reporting which continue as of March 31, 2013. These significant deficiencies, when aggregated, constitute a material weakness in our internal control over financial reporting as of March 31, 2013. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

In addition, during the quarter ended March 31, 2013, management identified errors in the reporting of the Consolidated Statements of Other Comprehensive Income for the years ended in 2010, 2011 and 2012 and in the unaudited interim Condensed Consolidated Statements of Comprehensive Income for all three quarters of 2012, which affected two line items (see “Correction of Immaterial Errors Associated with the Presentation and Disclosure of the Statements of Comprehensive Income” in Note 1 to the Condensed Consolidated Financial Statements). While these errors resulted in no change in Other comprehensive income, net of tax, we determined that they were the result of a control deficiency in our financial reporting process that constituted a significant deficiency in our internal control over financial reporting. We have made changes in our financial reporting process in order to correctly calculate these values and expect to complete our remediation activities by the end of the second quarter 2013.

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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of March 31, 2013 and December 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $65.8 million and $64.8 million, respectively.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 67% of our net sales for the three months ended March 31, 2013.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro, will not have a material adverse effect on our operating results and financial condition.

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

Some of our products (primarily diagnostic products), production processes and marketing are subject to federal, state, local and foreign regulation, including by the FDA and its foreign counterparts.  The FDA regulates our diagnostic products as medical devices pursuant to the Federal Food, Drug and Cosmetic Act. Unless an exemption applies, each medical device marketed in the United States must first receive either clearance of a 510(k) premarket notification or approval of a premarket approval application (PMA) from the FDA, depending on the risk classification of the device. Medical devices can be marketed only for the indications for which they are cleared or approved. The FDA has also generally exercised its enforcement discretion to not enforce applicable regulations, including premarket requirements, with respect to certain diagnostic products referred to as laboratory developed tests, which are tests developed by a single laboratory for use only in that laboratory. However, the FDA has indicated, since 2010, that it intends to reconsider its policy regarding enforcement and to begin drafting an oversight framework for such tests. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. After a device is placed on the market, regardless of the classification or pre-market pathway, it remains subject to significant regulatory requirements. The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed.

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

•
federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;

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

The Schwartz family may exercise its control over us according to interests that are different from other investors' or debtors' interests.

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

As of March 31, 2013 we and our subsidiaries have approximately $734.3 million of outstanding indebtedness. In addition, we are permitted to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture governing our 8% Senior Subordinated Notes due 2016 (8.0% Notes).

The following chart shows certain important credit statistics.

At March 31, 2013
(dollars in millions)
Total debt	$734.3
Bio-Rad’s stockholders’ equity	$2,031.2
Debt to equity ratio	0.4

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 10, 2013	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	May 10, 2013	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer