Form 10-Q
period 2013-06-30
BIO RAD LABORATORIES INC
filed 2013-08-08
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at July 30, 2013
Class A Common Stock, Par Value $0.0001 per share	23,502,240
Class B Common Stock, Par Value $0.0001 per share	5,088,454

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2013

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS:	(Unaudited)
Cash and cash equivalents	$366,999	$463,388
Short-term investments	467,433	457,685
Accounts receivable, net	395,974	398,739
Inventories:
Raw materials	101,160	93,009
Work in process	127,383	124,737
Finished goods	256,124	230,624
Total inventories	484,667	448,370
Prepaid expenses, taxes and other current assets	187,963	161,750
Total current assets	1,903,036	1,929,932
Property, plant and equipment, at cost	1,032,393	1,012,034
Less: accumulated depreciation and amortization	(613,863)	(595,096)
Property, plant and equipment, net	418,530	416,938
Goodwill, net	501,496	495,418
Purchased intangibles, net	277,305	260,939
Other assets	382,454	333,526
Total assets	$3,482,821	$3,436,753

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$129,119	$130,867
Accrued payroll and employee benefits	118,782	135,955
Notes payable and current maturities of long-term debt	1,693	1,750
Income and other taxes payable	25,898	32,299
Accrued royalties	19,999	29,718
Other current liabilities	135,753	139,331
Total current liabilities	431,244	469,920
Long-term debt, net of current maturities	732,800	732,414
Other long-term liabilities	247,835	223,149
Total liabilities	1,411,879	1,425,483

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Class A common stock, shares issued 23,500,882 and 23,332,532 at 2013 and 2012, respectively; shares outstanding 23,500,760 and 23,332,410 at 2013 and 2012, respectively	2	2
Class B common stock, shares issued 5,089,371 and 5,149,771 at 2013 and 2012, respectively; shares outstanding 5,088,454 and 5,148,854 at 2013 and 2012, respectively	1	1
Additional paid-in capital	225,785	212,244
Class A treasury stock at cost, 122 shares at 2013 and 2012	(12)	(12)
Class B treasury stock at cost, 917 shares at 2013 and 2012	(89)	(89)
Retained earnings	1,577,861	1,523,688
Accumulated other comprehensive income	267,394	274,901
Total Bio-Rad stockholders’ equity	2,070,942	2,010,735
Noncontrolling interests	—	535
Total stockholders’ equity	2,070,942	2,011,270
Total liabilities and stockholders’ equity	$3,482,821	$3,436,753
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net sales	$525,321	$510,422	$1,024,993	$996,699
Cost of goods sold	225,220	222,522	453,480	430,217
Gross profit	300,101	287,900	571,513	566,482
Selling, general and administrative expense	195,331	162,256	381,248	333,549
Research and development expense	53,224	52,336	105,165	105,259
Income from operations	51,546	73,308	85,100	127,674
Interest expense	11,664	12,401	22,641	25,597
Foreign exchange losses, net	865	1,619	2,393	3,060
Other (income) expense, net	(8,644)	(6,731)	(10,044)	(13,181)
Income before income taxes	47,661	66,019	70,110	112,198
Provision for income taxes	(12,987)	(17,454)	(15,916)	(32,689)
Net income including noncontrolling interests	34,674	48,565	54,194	79,509
Net income attributable to noncontrolling interests	—	(222)	(21)	(161)
Net income attributable to Bio-Rad	$34,674	$48,343	$54,173	$79,348

Basic earnings per share:
Net income per share basic attributable to Bio-Rad	$1.22	$1.71	$1.90	$2.81
Weighted average common shares - basic	28,538	28,250	28,516	28,226

Diluted earnings per share:
Net income per share diluted attributable to Bio-Rad	$1.20	$1.69	$1.88	$2.78
Weighted average common shares - diluted	28,868	28,610	28,843	28,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income including noncontrolling interests	$34,674	$48,565	$54,194	$79,509
Other comprehensive income:
Foreign currency translation adjustments	(1,198)	(46,019)	(35,959)	(11,650)
Reclassification of realized portion of cumulative translation adjustments due to liquidation, for the three and six months ended June 30, 2012, net of income taxes of $0.	—	70	—	70
Other post-employment benefits adjustments, all net of income taxes of $0.	(18)	175	291	181
Net unrealized holding (losses) gains on available-for-sale (AFS) investments, net of income taxes of $(0.5) million and $2.2 million for the three months ended June 30, 2013 and 2012, respectively, and $16.6 million and $18.2 million for the six months ended June 30, 2013 and 2012, respectively.	(819)	3,774	28,472	31,196
Reclassification adjustments for net holding gains on AFS investments included in Net income including noncontrolling interests, net of income taxes of $(0.1) million for the three months ended June 30, 2012 and $(0.1) million and $(2.5) million for the six months ended June 30, 2013 and 2012, respectively. There was no tax impact for the three months ended June 30, 2013.	(8)	(170)	(147)	(4,254)
Other comprehensive (loss) income, net of income taxes	(2,043)	(42,170)	(7,343)	15,543
Comprehensive income	32,631	6,395	46,851	95,052
Comprehensive income attributable to noncontrolling interests	—	(207)	(185)	(159)
Comprehensive income attributable to Bio-Rad	$32,631	$6,188	$46,666	$94,893

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Cash received from customers	$1,006,345	$1,008,515
Cash paid to suppliers and employees	(910,801)	(835,174)
Interest paid	(24,681)	(24,101)
Income tax payments	(42,102)	(47,619)
Investment proceeds and miscellaneous receipts, net	10,926	7,830
Excess tax benefits from share-based compensation	(499)	(549)
Net cash provided by operating activities	39,188	108,902
Cash flows from investing activities:
Capital expenditures	(58,598)	(75,697)
Proceeds from dispositions of property, plant and equipment	1,088	114
Payments for acquisitions, net of cash received, and long-term investments	(79,383)	(18,589)
Payments for purchases of intangible assets	(500)	(1,233)
Payments for purchases of marketable securities and investments	(276,835)	(402,808)
Proceeds from sales of marketable securities and investments	98,588	48,971
Proceeds from maturities of marketable securities and investments	167,574	209,200
Proceeds from foreign currency exchange contracts, net	4,992	3,204
Net cash used in investing activities	(143,074)	(236,838)
Cash flows from financing activities:
Net (payments for) borrowings from line-of-credit arrangements and notes payable	(18)	226
Payments on long-term borrowings	(123)	(367)
Proceeds from issuance of common stock	6,580	6,212
Purchase of treasury stock	—	(101)
Excess tax benefits from share-based compensation	499	549
Net cash provided by financing activities	6,938	6,519
Effect of foreign exchange rate changes on cash	559	3,673
Net decrease in cash and cash equivalents	(96,389)	(117,744)
Cash and cash equivalents at beginning of period	463,388	574,231
Cash and cash equivalents at end of period	$366,999	$456,487
Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$54,194	$79,509
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	68,211	62,749
Share-based compensation	6,781	6,326
Foreign currency exchange contracts, net	(4,992)	(3,204)
Gains on dispositions of securities	(103)	(6,379)
Excess tax benefits from share-based compensation	(499)	(549)
Changes in fair value of contingent consideration	(1,301)	(7,547)
(Increase) decrease in accounts receivable	(6,477)	19,928
Increase in inventories	(37,093)	(15,295)
Increase in other current assets	(5,808)	(8,714)
Decrease in accounts payable and other current liabilities	(10,836)	(6,454)
Decrease in income taxes payable	(29,349)	(14,891)
Other	6,460	3,423
Net cash provided by operating activities	$39,188	$108,902
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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods.   Bio-Rad bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

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

Following are the amounts in thousands that should have been reported for the Statements of Comprehensive Income for the two affected line items, including the associated income taxes (note: income taxes were originally reported in millions but have been presented below in thousands):

	Three Months Ended	Six Months Ended	Year Ended December 31,
	June 30, 2012	June 30, 2012	2012	2011	2010

Net unrealized holding gains on AFS investments, net of income tax; understated by $340, $8,508, $10,090 and $770 for the three and six months ended June 30, 2012, and for the years ended 2012 and 2010, respectively, and overstated by $208 for the year ended 2011.	$3,774	$31,196	$65,448	$12,663	$15,495
Income taxes on net unrealized holding gains on AFS investments; understated by $198, $4,955, $5,874 and $448 for the three and six months ended June 30, 2012, and for the years ended 2012 and 2010, respectively, and overstated by $121 for the year ended 2011.	$2,198	$18,165	$38,108	$7,373	$9,022
Reclassification adjustments for net holding (gains) losses on AFS investments included in Net income including noncontrolling interests, net of income tax; understated by $340, $8,508, $10,090 and $770 for the three and six months ended June 30, 2012, and for the years ended 2012 and 2010, respectively, and overstated by $208 for the year ended 2011.	$(170)	$(4,254)	$(5,045)	$104	$(385)
Income taxes on reclassification adjustments for net holding gains/losses on AFS investments included in Net income including noncontrolling interests; understated by $198, $4,955, $5,874 and $448 for the three and six months ended June 30, 2012, and for the years ended 2012 and 2010, respectively, and overstated by $121 for the year ended 2011.	$(99)	$(2,477)	$(2,937)	$61	$(224)

These errors had no effect on Other comprehensive income, net of tax, for any period presented. They did not affect any other caption or total in our other unaudited condensed or annual consolidated financial statements.

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

Recent Accounting Standards Updates

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance requiring that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. We adopted this guidance as of January 1, 2013 and present it in a single note.

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

During the second quarter of 2013, we finalized the determination of fair values of certain acquired intangible assets and adjusted the preliminary carrying values of goodwill and certain other assets and liabilities to reflect final information received, including an update to the weighted average tax rate applied to our valuation model and changes in the determination of fair values of certain assets acquired and liabilities assumed. These factors that existed as of the acquisition date resulted in an overall increase to intangible assets of $1.7 million, a reduction of goodwill of $2.1 million and an increase to net tangible assets of $0.4 million. These measurement period adjustments did not have a material impact on our previously reported condensed consolidated financial statements and, therefore, we have not retrospectively adjusted those financial statements.

The final fair values of the net assets acquired consist of definite-lived intangible assets of $44.0 million, goodwill of $14.9 million and net tangible assets of $3.3 million. A portion of the goodwill recorded may be deductible for income tax purposes.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2013 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$43.9	$—	$43.9
Foreign government obligations	—	4.5	—	4.5
Foreign time deposits	10.0	—	—	10.0
Money market funds	4.8	—	—	4.8
Total cash equivalents	14.8	48.4	—	63.2
Available-for-sale investments (b):
Corporate debt securities	—	236.7	—	236.7
Foreign brokered certificates of deposit	—	9.3	—	9.3
U.S. government sponsored agencies	—	84.2	—	84.2
Foreign government obligations	—	9.5	—	9.5
Municipal obligations	—	14.3	—	14.3
Marketable equity securities	290.6	—	—	290.6
Asset-backed securities	—	86.0	—	86.0
Total available-for-sale investments	290.6	440.0	—	730.6
Forward foreign exchange contracts (c)	—	1.3	—	1.3
Total financial assets carried at fair value	$305.4	$489.7	$—	$795.1

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.2	$—	$1.2
Contingent consideration (e)	—	—	37.8	37.8
Total financial liabilities carried at fair value	$—	$1.2	$37.8	$39.0

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2012 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$52.8	$—	$52.8
Foreign time deposits	10.1	—	—	10.1
U.S. government sponsored agencies	—	1.3	—	1.3
Money market funds	5.5	—	—	5.5
Total cash equivalents	15.6	54.1	—	69.7
Available-for-sale investments (b):
Corporate debt securities	—	240.6	—	240.6
Foreign brokered certificates of deposit	—	0.4	—	0.4
U.S. government sponsored agencies	—	92.7	—	92.7
Foreign government obligations	—	5.6	—	5.6
Municipal obligations	—	12.1	—	12.1
Marketable equity securities	242.1	—	—	242.1
Asset-backed securities	—	82.2	—	82.2
Total available-for-sale investments	242.1	433.6	—	675.7
Forward foreign exchange contracts (c)	—	1.1	—	1.1
Total financial assets carried at fair value	$257.7	$488.8	$—	$746.5

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.8	$—	$0.8
Contingent consideration (e)	—	—	52.6	52.6
Total financial liabilities carried at fair value	$—	$0.8	$52.6	$53.4

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2013	December 31, 2012
Short-term investments	$467.4	$457.7
Other assets	263.2	218.0
Total	$730.6	$675.7

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2013	December 31, 2012
Other current liabilities	$13.1	$27.3
Other long-term liabilities	24.7	25.3
Total	$37.8	$52.6

During the fourth quarter of 2011 we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. The contingent consideration was recognized at its estimated fair value of $0.7 million and $8.0 million as of June 30, 2013 and December 31, 2012, respectively. As of the acquisition date of October 4, 2011, total contingent consideration could have originally reached a maximum of $48 million upon the achievement of all sales milestones and a development milestone. As of June 30, 2013, the first five short-term sales milestones had not been met and therefore the contingent consideration can now only reach a maximum of $20 million upon the achievement of all the remaining sales milestones. The development milestone was met as of December 31, 2012, resulting in a payment of $6.0 million in January 2013.

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The contingent consideration was recognized at its estimated fair value of $37.1 million and $44.6 million as of June 30, 2013 and December 31, 2012, respectively. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones valued at $12.4 million and $24.7 million, respectively, as of June 30, 2013. Contingent consideration associated with development milestones could potentially reach a maximum of $20 million, of which $7.5 million was paid in 2013. We consider it more than likely that the remaining development milestones will be achieved. This form of payment guarantees that the seller transitions the manufacturing of the product to Bio-Rad. The sales milestones could potentially range from $0 to a maximum of 60.0%, 56.7% and 54.4% of annual cell sorting system purchase orders, with payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for three consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $20 million, $30 million and $45 million for the three consecutive years, respectively.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at estimated fair value based on original third party valuations and updated quarterly for the six months ended June 30, 2013 (in millions):

January 1	$52.6
Payment of development milestone - QuantaLife	(6.0)
Payment of development milestone - Cell sorting system	(7.5)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense - QuantaLife	(1.3)
June 30	$37.8

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liabilities as of June 30, 2013. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
QuantaLife	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	0.67%	1.03%
		Probability of achieving sales	25.0%	75.0%
Cell sorting system	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	1.0%	1.7%
		Projected volatility of sales	18.0%	N/A
		Market price of risk	1.4%	N/A
		Development milestones:
		Probability	100%	N/A
		Risk-adjusted discount rate	1.0%	N/A

To estimate the fair value of Level 2 debt securities as of June 30, 2013, our primary pricing provider simplified its process during the first quarter of 2013 by eliminating certain pricing sources and established S&P Capital IQ as the primary pricing source. The new pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of June 30, 2013, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

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

Available-for-sale investments consist of the following (in millions):

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$237.1	$0.5	$(0.9)	$236.7
Foreign brokered certificates of deposit	9.3	—	—	9.3
Municipal obligations	14.5	—	(0.2)	14.3
Asset-backed securities	86.1	0.1	(0.5)	85.7
U.S. government sponsored agencies	84.2	0.1	(0.1)	84.2
Foreign government obligations	9.5	—	—	9.5
Marketable equity securities	25.0	2.8	(0.1)	27.7
	465.7	3.5	(1.8)	467.4
Long-term investments:
Marketable equity securities	54.5	208.5	(0.1)	262.9
Asset-backed securities	0.4	—	(0.1)	0.3
	54.9	208.5	(0.2)	263.2
Total	$520.6	$212.0	$(2.0)	$730.6

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$239.3	$1.4	$(0.1)	$240.6
Foreign brokered certificates of deposit	0.4	—	—	0.4
Municipal obligations	12.0	0.1	—	12.1
Asset-backed securities	81.6	0.4	(0.1)	81.9
U.S. government sponsored agencies	92.5	0.3	(0.1)	92.7
Foreign government obligations	5.4	—	—	5.4
Marketable equity securities	24.1	0.7	(0.2)	24.6
	455.3	2.9	(0.5)	457.7
Long-term investments:
Marketable equity securities	54.5	163.0	—	217.5
Asset-backed securities	0.4	—	(0.1)	0.3
Foreign government obligations	0.2	—	—	0.2
	55.1	163.0	(0.1)	218.0
Total	$510.4	$165.9	$(0.6)	$675.7

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	June 30, 2013	December 31, 2012
Fair value of investments in a loss position 12 months or more	$1.4	$0.3
Fair value of investments in a loss position less than 12 months	$179.0	$99.0
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$0.1
Gross unrealized losses for investments in a loss position less than 12 months	$1.9	$0.5

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2013 or December 31, 2012.

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign currency exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2013 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the unaudited interim Condensed Consolidated Statements of Income. The cash flows related to these contracts are classified as Cash flows from investing activities in the unaudited interim Condensed Consolidated Statements of Cash Flows.

The following is a summary of our forward foreign currency exchange contracts (in millions):

June 30,
2013

Contracts maturing in July through September 2013 to sell foreign currency:
Notional value	$88.3
Unrealized gain	$0.5
Contracts maturing in July through September 2013 to purchase foreign currency:
Notional value	$408.1
Unrealized loss	$(0.4)

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2013 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$172.8	$172.9
Mature in one to five years	194.8	194.7
Mature in more than five years	73.5	72.4
Total	$441.1	$440.0

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

The estimated fair value of our financial instruments and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	June 30, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other assets	$342.7	$638.1	1	$293.6	$497.8	1
Total long-term debt, excluding leases and current maturities	$720.4	$731.7	2	$720.0	$778.4	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of June 30, 2013.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  In addition, the ordinary voting stock of Sartorius is thinly traded. Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other assets in our Condensed Consolidated Balance Sheets.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2013:
Goodwill	$193.6	$330.0	$523.6
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	166.4	329.0	495.4

Acquisitions	14.9	—	14.9
Currency fluctuations	(0.3)	(8.5)	(8.8)

Balances as of June 30, 2013:
Goodwill	208.2	321.5	529.7
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	$181.0	$320.5	$501.5

In conjunction with the acquisition of 100% of the outstanding shares of AbD Serotec (see Note 2), we have recorded $14.9 million of goodwill and $44.0 million of definite-lived intangible assets: $33.0 million of developed product technology, $8.8 million of licenses, $1.3 million of customer relationships/lists, $0.4 million of tradenames and $0.5 million of other purchased intangibles. These amounts reflect certain immaterial measurement period adjustments recorded during the three months ended June 30, 2013.

Other than goodwill, we have no significant intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	June 30, 2013
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$100.7	$(40.9)	$59.8
Know how	2-12	186.3	(75.4)	110.9
Developed product technology	1-14	105.1	(29.7)	75.4
Licenses	1-13	44.2	(20.5)	23.7
Tradenames	1-10	7.3	(4.5)	2.8
Covenants not to compete	7-9	4.9	(0.5)	4.4
Other	1	0.6	(0.3)	0.3
		$449.1	$(171.8)	$277.3

	December 31, 2012
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$102.8	$(38.4)	$64.4
Know how	1-13	189.3	(67.1)	122.2
Developed product technology	1-10	74.6	(25.1)	49.5
Licenses	1-8	35.6	(18.7)	16.9
Tradenames	1-10	7.4	(4.3)	3.1
Covenants not to compete	1-10	4.9	(0.2)	4.7
Other	1	0.1	—	0.1
		$414.7	$(153.8)	$260.9

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Amortization expense	$11.1	$10.7	$22.2	$21.5

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2013	$16.4
Provision for warranty	3.8
Actual warranty costs	(4.7)
June 30, 2013	$15.5

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2013	December 31, 2012

8.0% Senior Subordinated Notes due 2016	$297.3	$296.9
4.875% Senior Notes due 2020	423.1	423.0
Capital leases and other debt	12.6	12.7
	733.0	732.6
Less current maturities	(0.2)	(0.2)
Long-term debt	$732.8	$732.4

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2013 or December 31, 2012. The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement and the Senior Subordinated Notes due 2016 require Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of June 30, 2013.

7.NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

January 1, 2013	$0.5
Net income attributable to noncontrolling interests	—
Purchase of noncontrolling interests	(0.6)
Currency fluctuations	0.1
June 30, 2013	$—

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

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes to Accumulated other comprehensive income components are shown in the following table:

	Foreign currency translation adjustments	Other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Bio-Rad Accumulated other comprehensive income	Non-controlling interests	Total Accumulated other comprehensive income
Balance at January 1, 2013	$173.3	$(8.1)	$109.7	$274.9	$(0.2)	$274.7
Other comprehensive (loss) income, net of income taxes before reclassifications	(36.0)	0.3	28.5	(7.2)	—	(7.2)
Amounts reclassified from Accumulated other comprehensive income	(0.2)	—	(0.1)	(0.3)	0.2	(0.1)
Net Other comprehensive (loss) income, net of income taxes	(36.2)	0.3	28.4	(7.5)	0.2	(7.3)
Balance at June 30, 2013	$137.1	$(7.8)	$138.1	$267.4	$—	$267.4

Reclassifications from Accumulated other comprehensive income for the period ended June 30, 2013 are summarized in the following table:

Details about Accumulated other comprehensive income components	Amount reclassified from Accumulated other comprehensive income	Affected line item in the statement where net income is presented

Net holding gains on available-for-sale investments	$(0.2)	Other (income) expense, net
	0.1	Income tax expense
	$(0.1)	Net of income taxes

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	28,538	28,250	28,516	28,226
Effect of potentially dilutive stock options and restricted stock awards	330	360	327	356
Diluted weighted average common shares	28,868	28,610	28,843	28,582
Anti-dilutive shares	92	91	92	93

10.    OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and investment income	$(7.8)	$(5.9)	$(9.1)	$(6.9)
Net realized gains on investments	—	(1.0)	(0.2)	(7.4)
Miscellaneous other expense items, net	(0.8)	0.2	(0.7)	1.1
Other (income) expense, net	$(8.6)	$(6.7)	$(10.0)	$(13.2)

11.    INCOME TAXES

Our effective income tax rate was 27% and 26% for the three months ended June 30, 2013 and 2012, respectively. Our effective income tax rate was 23% and 29% for the first half of 2013 and 2012, respectively. The effective tax rate for the first half of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013. The effective income tax rates for the second quarter and first half of 2013 and 2012 were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits. Our foreign taxes for all periods resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate is significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for all periods were reduced by French tax incentives related to our research and development activities.

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

As of June 30, 2013, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.4 million. Substantially all such amounts will impact our effective income tax rate.

We record liabilities related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our condensed consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

12.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2013 and 2012 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2013	$170.4	$351.5	$3.4
	2012	$162.4	$344.0	$4.0

Segment (loss) profit	2013	$(7.6)	$48.5	$0.1
	2012	$5.4	$55.4	$0.8

Information regarding industry segments for the six months ended June 30, 2013 and 2012 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2013	$326.6	$691.4	$7.0
	2012	$317.2	$671.2	$8.3

Segment (loss) profit	2013	$(20.4)	$84.6	$0.2
	2012	$1.5	$101.2	$1.6

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total segment profit	$41.0	$61.6	$64.4	$104.3
Foreign exchange losses, net	(0.9)	(1.6)	(2.4)	(3.1)
Net corporate operating, interest and other expense not allocated to segments	(1.0)	(0.7)	(1.9)	(2.2)
Other income (expense), net	8.6	6.7	10.0	13.2
Consolidated income before taxes	$47.7	$66.0	$70.1	$112.2

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2012 and this report for the three and six months ended June 30, 2013.

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

In January 2013, we acquired 100% of the outstanding shares of AbD Serotec, a division of MorphoSys AG, for total consideration of $62.2 million (net of cash received of $7.3 million). This acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The final fair values of the net assets acquired consist of definite-lived intangible assets of $44.0 million, goodwill of $14.9 million and net tangible assets of $3.3 million. These amounts reflect certain immaterial measurement period adjustments recorded during the second quarter of 2013. We believe that with AbD Serotec's comprehensive catalog of antibodies, we are able to offer our customers total assay solutions that can be validated on many of our research platforms for western blotting, multiplex protein expression, ELISA and cell sorting.

In August 2012, we acquired from Propel Labs, Inc. a new cell sorting system, an automated, easy-to-use benchtop cell sorting flow cytometer. This asset acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration related to the achievement of certain development and sales milestones valued at $19.9 million and $24.7 million, respectively, that could potentially be payable to Propel Labs' shareholders. The contingent consideration was recognized at its estimated fair value of $37.1 million as of June 30, 2013. The fair values of the net assets acquired from Propel Labs, Inc. as of the acquisition date were determined to be $17.4 million of goodwill, $32.1 million of definite-lived intangible assets and $0.1 million of net tangible assets. The acquired cell sorting system fits well into Bio-Rad's existing Life Science segment product offerings and may offer researchers greater access to this technology.

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

During the fourth quarter of 2011 we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. The contingent consideration was recognized at its estimated fair value of $0.7 million and $8.0 million as of June 30, 2013 and December 31, 2012, respectively. As of the acquisition date of October 4, 2011, total contingent consideration could have originally reached a maximum of $48 million upon the achievement of all sales milestones and a development milestone. As of June 30, 2013, the first five short-term sales milestones had not been met and therefore the contingent consideration can now only reach a maximum of $20 million upon the achievement of all the remaining sales milestones. The development milestone was met as of December 31, 2012, resulting in a payment of $6 million in January 2013.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.9	43.6	44.2	43.2
Gross profit	57.1	56.4	55.8	56.8
Selling, general and administrative expense	37.2	31.8	37.2	33.5
Research and development expense	10.1	10.3	10.3	10.6
Net income attributable to Bio-Rad	6.6	9.5	5.3	8.0

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the six months ended June 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2012 filed with the SEC.

Three Months Ended June 30, 2013 Compared to
Three Months Ended June 30, 2012

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the second quarter of 2013 were $525.3 million compared to $510.4 million in the second quarter of 2012, an increase of 2.9%.  Excluding the impact of foreign currency, second quarter 2013 sales increased by approximately 4.0% compared to the same period in 2012.  Currency neutral sales growth was reflected in all three major regions, the Americas, Asia and Europe, especially in Asia that was led by China.

The Life Science segment sales for the second quarter of 2013 were $170.4 million, an increase of 4.9% compared to the same period last year.  On a currency neutral basis, sales increased 6.2% compared to the second quarter in 2012. The sales increase was primarily attributable to sales in the newly acquired AbD Serotec and our Droplet Digital™ PCR product line. Currency neutral sales grew in all three major regions, with the strongest growth in Europe.

The Clinical Diagnostics segment sales for the second quarter of 2013 were $351.5 million, an increase of 2.2% compared to the same period last year.  On a currency neutral basis, sales increased 3.2% compared to the second quarter in 2012.  Clinical Diagnostics had growth across most product lines on a currency neutral basis, most notably from diabetes, BioPlex® 2200 system and quality controls. Currency neutral sales growth was primarily in China, Asia Pacific and Latin America, while currency neutral sales in Western Europe declined.

Consolidated gross margins were 57.1% for the second quarter of 2013 compared to 56.4% for the second quarter of 2012.  Life Science segment gross margins for the second quarter of 2013 decreased by approximately 0.2 percentage points from the same period last year primarily due to acquisition accounting related step-up inventory and purchased intangibles amortization expense of $2.4 million related to the AbD Serotec and cell sorting system acquisitions, partially offset by lower royalty expense. The amortization expense related to these acquisitions will continue to negatively impact Life Science segment gross margins in comparison to the prior year periods for the remainder of the year. Clinical Diagnostics segment gross margins for the second quarter of 2013 increased by approximately 1.2 percentage points from the same period last year. The increase was primarily due to favorable product mix. Gross margins were partially offset by approximately 0.34% due to the excise tax on the sales of certain medical devices in the U.S. that went into effect in 2013. We accounted for this tax as a period cost in Cost of goods sold. Clinical Diagnostics segment gross margins in comparison to the prior year periods will continue to be negatively affected by the excise tax on the sales of certain medical devices in the U.S. for the remainder of the year.

Selling, general and administrative expenses (SG&A) represented 37.2% of sales for the second quarter of 2013 compared to 31.8% of sales for the second quarter of 2012.  Increases in SG&A expense relative to sales were primarily driven by:

•	employee-related expenses, our largest cost, associated with an increase in headcount that included acquisitions, and sales and sales support personnel in emerging markets,

•	a 2012 lower revaluation to the fair value of the QuantaLife contingent consideration of $8.1 million,

•
an increase in outside services as we placed in service during the second quarter of 2013 the first phase of a global single instance Enterprise Resource Planning (ERP) platform, moving to expense in the post-implementation/operation stage from capitalizing in the application development stage in the prior year period,

•
the second quarter of 2012 benefited from lower bad debt expense, primarily in Spain due to a large sum of payments by public agencies, causing us to revise our estimate for the allowance for doubtful accounts, and

•	an increase in software amortization due to the first phase of the ERP platform being placed in service.

Research and development expense increased to $53.2 million or 10.1% of sales in the second quarter of 2013 compared to $52.3 million or 10.3% of sales in the second quarter of 2012.  Life Science segment research and development expense decreased in the second quarter of 2013 from the prior year quarter primarily due to projects nearing completion. Clinical Diagnostics segment research and development expense increased in the second quarter of 2013 from the prior year period primarily due to a broadening of on-going development across a wider range of products.

Results of Operations – Non-operating

Interest expense for the second quarter of 2013 decreased by $0.7 million to $11.7 million compared to $12.4 million for the second quarter of 2012 primarily as a result of interest on back royalties in the second quarter of 2012.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended June 30, 2013 decreased compared to the prior year period primarily attributable to a favorable result of the estimating process inherent in the timing of shipments and payments, and lower costs to hedge.

Other (income) expense, net for the second quarter of 2013 increased to $8.6 million income compared to $6.7 million income for the second quarter of 2012 primarily due to higher dividend income from our holdings in Sartorius AG.

Our effective tax rate was 27% and 26% for the second quarter of 2013 and 2012, respectively. The effective tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits. For the three months ended June 30, 2013 and 2012, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate is significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for the second quarter of 2013 and 2012 were reduced by French tax incentives related to our research and development activities.

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

As of June 30, 2013, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.4 million. Substantially all such amounts will impact our effective income tax rate.

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

Six Months Ended June 30, 2013 Compared to
Six Months Ended June 30, 2012

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first half of 2013 were $1,025.0 million compared to $996.7 million for the first half of 2012, an increase of 2.8%.  Excluding the impact of foreign currency, the first half of 2013 sales increased by approximately 3.8% compared to the same period in 2012.  Currency neutral sales growth was reflected in most regions, primarily in the Pacific Rim, the Americas and the emerging markets of Eastern Europe, while currency neutral sales in Western Europe decreased.

The Life Science segment sales for the first half of 2013 were $326.6 million, an increase of 3.0% compared to the same period last year.  On a currency neutral basis, sales increased 4.4% compared to the first half of 2012. The sales increase was primarily driven by sales from the newly acquired AbD Serotec and our Droplet Digital™ PCR product line. Currency neutral sales increased in most regions except for a slight decrease in Asia.

The Clinical Diagnostics segment sales for the first half of 2013 were $691.4 million, an increase of 3.0% compared to the same period last year.  On a currency neutral basis, sales increased 3.8% compared to the first half of 2012.  Clinical Diagnostics had growth across most product lines on a currency neutral basis, most notably from quality controls, diabetes and BioPlex® 2200 system. Currency neutral sales growth was primarily in Eastern Europe, China, Asia Pacific and the U.S., while currency neutral sales in Western Europe declined.

Consolidated gross margins were 55.8% for the first half of 2013 compared to 56.8% for the same period last year. Life Science segment gross margins for the first half of 2013 decreased by approximately 2.0 percentage points from the same period last year primarily due to acquisition accounting related step-up inventory and purchased intangibles amortization expense of $4.2 million related to the AbD Serotec and cell sorting system acquisitions. The amortization expense related to these acquisitions will continue to negatively impact Life Science segment gross margins in comparison to the prior year periods for the remainder of the year. Clinical Diagnostics segment gross margins for the first half of 2013 decreased by approximately 0.6 percentage points from the same period last year. The decrease was primarily due to some large low margin tenders, a less favorable product mix, and an increase in obsolescence charges, license expense and warranty costs. Gross margins also decreased by approximately 0.35% due to the excise tax on the sales of certain medical devices in the U.S. that went into effect in 2013, which we accounted for as a period cost in Cost of goods sold. Clinical Diagnostics segment gross margins in the first half of 2012 included a foreign supplemental tax associated with social benefits of $4.1 million.

Selling, general and administrative expenses (SG&A) represented 37.2% of sales for the first half of 2013 compared to 33.5% of sales for the first half of 2012.  Increases in SG&A expense relative to sales were primarily driven by:

•	employee-related expenses, our largest cost, associated with an increase in headcount that included acquisitions and sales and sales support personnel in emerging markets,

•
an increase in outside services as we placed in service during the second quarter of 2013 the first phase of a global single instance ERP platform, moving to expense in the post-implementation/operation stage from capitalizing in the application development stage in the prior year period,

•	a 2012 lower revaluation to the fair value of the QuantaLife contingent consideration of $7.5 million,

•
the first half of 2012 benefited from lower bad debt expense, primarily in Spain due to a large sum of payments by public agencies, causing us to revise our estimate for the allowance for doubtful accounts, and

•	an increase in software amortization due to the first phase of the ERP platform being placed in service.

Research and development expense was unchanged at $105.2 million or 10.3% of sales in the first half of 2013 compared to $105.3 million or 10.6% of sales in the first half of 2012.  Life Science segment research and development expense decreased in the first half of 2013 from the prior year period primarily due to projects nearing completion. Clinical Diagnostics segment research and development expense increased in the first half of 2013 from the prior year period primarily due to a broadening of on-going development across a wider range of products.

Results of Operations – Non-operating

Interest expense for the first half of 2013 decreased by $3.0 million to $22.6 million compared to $25.6 million for the first half of 2012 primarily due to estimated interest expense of $1.2 million included in the first quarter of 2012 that was associated with a foreign supplemental tax related to social benefits, and interest on back royalties in the first half of 2012.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the first half of 2013 decreased compared to the same period last year primarily attributable to lower costs to hedge, partially offset by an unfavorable result of the estimating process inherent in the timing of shipments and payments.

Other (income) expense, net for the first half of 2013 decreased to $10.0 million income compared to $13.2 million income for the first half of 2012 primarily due to higher realized gains associated with the sale of equity investments in the first half of 2012.

Our effective tax rate was 23% and 29% for the first half of 2013 and 2012, respectively. The first half of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013. The effective tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits. For the first half of 2013 and 2012, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate is significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for the first half of 2013 and 2012 were reduced by French tax incentives related to our research and development activities.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of June 30, 2013.  The Credit Agreement expires on June 21, 2014.

At June 30, 2013, we had $834.4 million in cash, cash equivalents and short-term investments, of which approximately 23% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, we had $219.2 million available for borrowing as of June 30, 2013, of which $11.2 million is reserved for standby letters of credit issued by our banks to guarantee our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

The continuing slow economic growth in developed nations, including sequestration in the U.S., may adversely affect our future results of operations. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of June 30, 2013 and December 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $68.1 million and $64.8 million, respectively.

The instability in credit markets along with inadequate capitalization in some parts of the financial services industry could impact both our ability and our customer's ability to access the necessary capital for acquisition, equipment and technology modernization, and the financing of inventories and receivables.  Without this crucial intermediary function, manufacturers and end users may have to renegotiate existing arrangements, reduce activity levels or seek other business partners.

Cash Flows from Operations

Net cash provided by operations was $39.2 million and $108.9 million for the six months ended June 30, 2013 and 2012, respectively.  The decrease in cash flows primarily resulted from:

•
higher cash paid to suppliers and employees, mostly due to higher bonus payments than the prior year and an increase in headcount that included acquisitions and sales and sales support personnel in emerging markets,

•
an increase in outside services as we placed in service during the second quarter of 2013 the first phase of a global single instance ERP platform, moving to expense in the post-implementation/operation stage from capitalizing in the application development stage in the prior year period,

•	a slowdown in domestic collections in relation to the ERP transition,

•	2012 benefited from an approximately $20 million payment of Spanish receivables, and

•	a settlement for a royalties audit of $12 million,

•	slightly offset by lower income tax payments.

Cash Flows from Investing Activities

Capital expenditures totaled $58.6 million and $75.7 million for the six months ended June 30, 2013 and 2012, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures were lower for the six months ended June 30, 2013 compared to the same period last year as we placed in service the first phase of a global single instance ERP platform and moved to expense for the post-implementation/operation stage from capitalization for the application development stage in the prior year period. However, as we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to increase and continue to remain historically higher for the next four years or more. The estimated global implementation cost for the single instance ERP platform could reach up to $200 million and is estimated to take approximately four or more years to fully implement.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

In January 2013, we acquired 100% of the outstanding shares of AbD Serotec, a division of MorphoSys AG, for total consideration of $62.2 million (net of cash received of $7.3 million). This acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The final fair values of the net assets acquired consist of definite-lived intangible assets of $44.0 million, goodwill of $14.9 million and net tangible assets of $3.3 million. These amounts reflect certain immaterial measurement period adjustments recorded during the second quarter of 2013. We believe that with AbD Serotec's comprehensive catalog of antibodies, we are able to offer our customers total assay solutions that can be validated on many of our research platforms for western blotting, multiplex protein expression, ELISA and cell sorting.

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

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.9 million and $6.5 million for the six months ended June 30, 2013 and 2012, respectively. Cash provided by financing activities was higher in 2013 primarily due to higher proceeds from the issuance of common stock.

We have outstanding Senior Notes of $425 million and Senior Subordinated Notes of $300 million, which are not due until 2020 and 2016, respectively. We have the option to redeem any or all of the Senior Subordinated Notes of $300 million at any time on or after September 15, 2013. Redemption without replacing this borrowing would result in less cash, cash equivalents and short-term borrowings, which would still be sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and taxes.

The Credit Agreement that was entered into in June 2010, is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2014.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of June 30, 2013. The Credit Agreement and the indenture governing our 8.0% Senior Subordinated Notes due 2016 limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during the first six months of 2013 or 2012.

Recent Accounting Standards Updates

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance requiring that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. We adopted this guidance as of January 1, 2013 and present it in a single note.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2013, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We discovered the material weakness in connection with the assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The key elements constituting the material weakness were significant deficiencies in controls over our financial reporting as of December 31, 2012, which continue as of June 30, 2013, with respect to our accounting close, revenue recognition, reagent rental and expenditure processes. These significant deficiencies, when aggregated, constitute a material weakness as of June 30, 2013. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting (a “significant deficiency”).

The four significant deficiencies that we identified at December 31, 2012 in our internal control over financial reporting that remain at June 30, 2013 are as follows:

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

In addition, during the quarter ended March 31, 2013, management identified errors in the reporting of the Consolidated Statements of Other Comprehensive Income for the years ended in 2010, 2011 and 2012 and in the unaudited interim Condensed Consolidated Statements of Comprehensive Income for all three quarters of 2012, which affected two line items (see “Correction of Immaterial Errors Associated with the Presentation and Disclosure of the Statements of Comprehensive Income” in Note 1 to the Condensed Consolidated Financial Statements). While these errors resulted in no change in Other comprehensive income, net of tax, we determined that they were the result of a control deficiency in our financial reporting process that constituted a significant deficiency in our internal control over financial reporting. Remediation for this item continues and will be included in our enhanced spreadsheet controls, which is currently part of our overall remediation efforts. We have made changes in our financial reporting process in order to correctly calculate these values.

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of improved controls, processes and procedures. While our remediation efforts are in process, they have not been completed. Accordingly, our management has concluded that the material weakness still exists as of June 30, 2013.

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

Changes to Internal Control Over Financial Reporting

Other than the changes discussed above, we identified no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992 Framework on internal control.

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

We have not completed our actions to remediate previously identified significant deficiencies in our internal control over financial reporting that, when aggregated, constitute a material weakness in our internal control over financial reporting as of June 30, 2013. Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2012, our management identified four significant deficiencies in our internal control over financial reporting which continue as of June 30, 2013. These significant deficiencies, when aggregated, continue to constitute a material weakness in our internal control over financial reporting as of June 30, 2013. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

In addition, during the quarter ended March 31, 2013, management identified errors in the reporting of the Consolidated Statements of Other Comprehensive Income for the years ended in 2010, 2011 and 2012 and in the unaudited interim Condensed Consolidated Statements of Comprehensive Income for all three quarters of 2012, which affected two line items (see “Correction of Immaterial Errors Associated with the Presentation and Disclosure of the Statements of Comprehensive Income” in Note 1 to the Condensed Consolidated Financial Statements). While these errors resulted in no change in Other comprehensive income, net of tax, we determined that they were the result of a control deficiency in our financial reporting process that constituted a significant deficiency in our internal control over financial reporting. Remediation for this item continues and will be included in our enhanced spreadsheet controls, which is currently part of our overall remediation efforts. We have made changes in our financial reporting process in order to correctly calculate these values.

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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of June 30, 2013 and December 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $68.1 million and $64.8 million, respectively.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 67% of our net sales for the six months ended June 30, 2013.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro and Swiss Franc, will not have a material adverse effect on our operating results and financial condition.

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

As of June 30, 2013 we and our subsidiaries have approximately $734.5 million of outstanding indebtedness. In addition, we are permitted to incur additional debt provided we comply with the limitation on the incurrence of additional indebtedness and disqualified capital stock covenants contained in the indenture governing our 8% Senior Subordinated Notes due 2016 (8.0% Notes).

The following chart shows certain important credit statistics.

At June 30, 2013
(dollars in millions)
Total debt	$734.5
Bio-Rad’s stockholders’ equity	$2,070.9
Debt to equity ratio	0.4

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the unaudited interim Condensed Consolidated Statements of Income, (iii) the unaudited interim Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited interim Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	August 8, 2013	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	August 8, 2013	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer