Form 10-Q
period 2013-09-30
BIO RAD LABORATORIES INC
filed 2013-11-12
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at November 4, 2013
Class A Common Stock, Par Value $0.0001 per share	23,605,496
Class B Common Stock, Par Value $0.0001 per share	5,089,371

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS:	(Unaudited)
Cash and cash equivalents	$291,793	$463,388
Short-term investments	270,027	457,685
Accounts receivable, net	383,471	398,739
Inventories:
Raw materials	105,246	93,009
Work in process	132,111	124,737
Finished goods	286,146	237,374
Total inventories	523,503	455,120
Prepaid expenses	131,357	92,489
Other current assets	74,392	69,261
Total current assets	1,674,543	1,936,682
Property, plant and equipment, at cost	1,065,684	1,012,034
Less: accumulated depreciation and amortization	(640,608)	(595,096)
Property, plant and equipment, net	425,076	416,938
Goodwill, net	513,705	495,418
Purchased intangibles, net	276,054	260,939
Other investments	354,733	293,613
Other assets	36,297	39,913
Total assets	$3,280,408	$3,443,503

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$131,899	$130,867
Accrued payroll and employee benefits	133,218	135,955
Notes payable and current maturities of long-term debt	1,705	1,750
Income and other taxes payable	32,424	34,779
Accrued royalties	19,860	29,718
Other current liabilities	143,779	139,331
Total current liabilities	462,885	472,400
Long-term debt, net of current maturities	435,541	732,414
Other long-term liabilities	257,742	223,149
Total liabilities	1,156,168	1,427,963

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Class A common stock, shares issued 23,578,766 and 23,332,532 at 2013 and 2012, respectively; shares outstanding 23,578,644 and 23,332,410 at 2013 and 2012, respectively	2	2
Class B common stock, shares issued 5,087,888 and 5,149,771 at 2013 and 2012, respectively; shares outstanding 5,086,971 and 5,148,854 at 2013 and 2012, respectively	1	1
Additional paid-in capital	232,031	212,244
Class A treasury stock at cost, 122 shares at 2013 and 2012	(12)	(12)
Class B treasury stock at cost, 917 shares at 2013 and 2012	(89)	(89)
Retained earnings	1,575,981	1,528,327
Accumulated other comprehensive income	316,326	274,532
Total Bio-Rad stockholders’ equity	2,124,240	2,015,005
Noncontrolling interests	—	535
Total stockholders’ equity	2,124,240	2,015,540
Total liabilities and stockholders’ equity	$3,280,408	$3,443,503
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$505,066	$498,697	$1,530,059	$1,495,396
Cost of goods sold	220,850	224,927	674,330	654,784
Gross profit	284,216	273,770	855,729	840,612
Selling, general and administrative expense	202,238	160,134	583,486	492,913
Research and development expense	52,920	47,795	155,104	150,637
Income from operations	29,058	65,841	117,139	197,062
Interest expense	31,611	11,901	54,252	37,498
Foreign exchange losses, net	3,330	448	5,723	3,508
Other (income) expense, net	(667)	(1,511)	(10,711)	(14,692)
(Loss) income before income taxes	(5,216)	55,003	67,875	170,748
Provision for income taxes	(1,883)	(12,383)	(20,200)	(48,375)
Net (loss) income including noncontrolling interests	(7,099)	42,620	47,675	122,373
Net (income) loss attributable to noncontrolling interests	—	13	(21)	(148)
Net (loss) income attributable to Bio-Rad	$(7,099)	$42,633	$47,654	$122,225

Basic (loss) earnings per share:
Net (loss) income per basic share attributable to Bio-Rad	$(0.25)	$1.51	$1.67	$4.33
Weighted average common shares - basic	28,603	28,312	28,545	28,255

Diluted (loss) earnings per share:
Net (loss) income per diluted share attributable to Bio-Rad	$(0.25)	$1.49	$1.65	$4.27
Weighted average common shares - diluted	28,603	28,645	28,870	28,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net (loss) income including noncontrolling interests	$(7,099)	$42,620	$47,675	$122,373
Other comprehensive income:
Foreign currency translation adjustments	41,037	14,218	5,078	2,568
Reclassification of realized portion of cumulative translation adjustments due to liquidation, for the nine months ended September 30, 2012, net of income taxes of $0.	—	—	—	70
Other post-employment benefits adjustments, all net of income taxes of $0.	(246)	35	45	216
Net unrealized holding gains on available-for-sale (AFS) investments, net of income taxes of $4.8 million and $12.2 million for the three months ended September 30, 2013 and 2012, respectively, and $21.4 million and $30.4 million for the nine months ended September 30, 2013 and 2012, respectively.	8,216	21,023	36,688	52,219
Reclassification adjustments for net holding losses (gains) on AFS investments included in Net income including noncontrolling interests, net of income taxes of $0.2 million and $(0.4) million for the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $(2.9) million for the nine months ended September 30, 2013 and 2012, respectively.	294	(719)	147	(4,973)
Other comprehensive income, net of income taxes	49,301	34,557	41,958	50,100
Comprehensive income	42,202	77,177	89,633	172,473
Comprehensive loss (income) attributable to noncontrolling interests	—	4	(185)	(155)
Comprehensive income attributable to Bio-Rad	$42,202	$77,181	$89,448	$172,318

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Cash received from customers	$1,531,251	$1,512,991
Cash paid to suppliers and employees	(1,331,426)	(1,227,911)
Interest paid	(50,188)	(35,929)
Income tax payments	(59,720)	(77,411)
Investment proceeds and miscellaneous receipts, net	12,926	9,429
Excess tax benefits from share-based compensation	(808)	(925)
Net cash provided by operating activities	102,035	180,244
Cash flows from investing activities:
Capital expenditures	(83,356)	(112,366)
Proceeds from dispositions of property, plant and equipment	1,252	231
Payments for acquisitions, net of cash received, and long-term investments	(68,510)	(38,479)
Payments for purchases of intangible assets	(500)	(1,724)
Payments for purchases of marketable securities and investments	(325,036)	(547,529)
Proceeds from sales of marketable securities and investments	277,389	89,371
Proceeds from maturities of marketable securities and investments	234,707	271,150
Proceeds from (payments for) forward foreign exchange contracts, net	969	(1,418)
Net cash provided by (used in) investing activities	36,915	(340,764)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(18)	(213)
Payments on long-term borrowings	(300,178)	(496)
Payments of contingent consideration	(25,474)	—
Proceeds from issuance of common stock	9,397	8,958
Purchase of treasury stock	—	(101)
Excess tax benefits from share-based compensation	808	925
Net cash (used in) provided by financing activities	(315,465)	9,073
Effect of foreign exchange rate changes on cash	4,920	3,673
Net decrease in cash and cash equivalents	(171,595)	(147,774)
Cash and cash equivalents at beginning of period	463,388	574,231
Cash and cash equivalents at end of period	$291,793	$426,457
Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$47,675	$122,373
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities excluding the effects of acquisitions:
Depreciation and amortization	105,181	94,885
Share-based compensation	9,894	9,248
Forward foreign exchange contracts, net	(969)	1,418
Losses (gains) on dispositions of securities	408	(7,515)
Excess tax benefits from share-based compensation	(808)	(925)
Changes in fair value of contingent consideration	(1,347)	(15,984)
Decrease in accounts receivable	14,803	24,880
Increase in inventories	(57,162)	(18,979)
Increase in other current assets	(5,748)	(4,367)
Increase (decrease) in accounts payable and other current liabilities	19,272	(5,916)
Decrease in income taxes payable	(30,710)	(26,719)
Net increase in other long-term liabilities	1,546	7,845
Net cash provided by operating activities	$102,035	$180,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” "the Company" and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature, with the exception to the adjustments noted below.  Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements (and taking into account the corrections and reclassification discussed below) at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

CORRECTION OF IMMATERIAL ERRORS, AND RECLASSIFICATION OF CERTAIN AMOUNTS

Inventory Costing

During the third quarter of 2013, we identified errors in the consolidated financial statements for the years 2008 through 2012 (and for all interim periods therein) and in the unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2013 and June 30, 2013, related to the valuation of finished goods inventory in our Life Science segment. We were expensing inventory in amounts greater than actual costs for non-sales transactions, such as expensed inventory used for demonstration purposes and product samples.

The effect of correcting these errors in 2008, 2009, 2010, 2011, 2012, and for the three and nine months ended September 30, 2012 consolidated financial statements were increases to net income of $0.6 million, $0.8 million, $0.7 million, $0.8 million, $1.3 million, $0.3 million and $1.0 million, respectively.

Research and Development (R&D) Credit

During the third quarter of 2013, we revised the classification of certain amounts for all periods presented from “Provision for income taxes” to “Research and development expense” in our Consolidated Statements of Operations to conform to the current year presentation. The amounts reclassified pertain to a refundable French R&D tax credit, which after the reclassification reduces Research and development expense. The effect of the reclassifications from Provision for income taxes to Research and development expense for 2010, 2011, 2012, and for the three and nine months ended September 30, 2012 was $5.8 million, $8.8 million, $4.8 million, $1.2 million and $3.6 million, respectively.

Following are the amounts in thousands that should have been reported for the Consolidated Statements of Operations giving effect to the errors and the reclassification described above:

	Three Months Ended	Nine Months Ended	Year Ended December 31,
	September 30, 2012	September 30, 2012	2012	2011	2010

Cost of goods sold	$224,927	$654,784	$914,077	$894,700	$835,310
Selling, general and administrative expense	$160,134	$492,913	$681,778	$695,984	$634,413
Research and development expense	$47,795	$150,637	$209,204	$177,604	$166,486
Provision for income taxes	$12,383	$48,375	$64,729	$67,034	$39,533

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

Following are the amounts in thousands that should have been reported for the Consolidated Statements of Comprehensive Income giving effect to the errors described above:

	Three Months Ended	Nine Months Ended	Year Ended December 31,
	September 30, 2012	September 30, 2012	2012	2011	2010

Net unrealized holding gains on AFS investments, net of income tax; understated by $1,438, $9,946, $10,090 and $770 for the three and nine months ended September 30, 2012, and for the years ended 2012 and 2010, respectively, and overstated by $208 for the year ended 2011.	$21,023	$52,219	$65,448	$12,663	$15,495
Income taxes on net unrealized holding gains on AFS investments; understated by $836, $5,790, $5,874 and $448 for the three and nine months ended September 30, 2012, and for the years ended 2012 and 2010, respectively, and overstated by $121 for the year ended 2011.	$12,240	$30,405	$38,108	$7,373	$9,022
Reclassification adjustments for net holding (gains) losses on AFS investments included in Net income including noncontrolling interests, net of income tax; understated by $1,438, $9,946, $10,090 and $770 for the three and nine months ended September 30, 2012, and for the years ended 2012 and 2010, respectively, and overstated by $208 for the year ended 2011.	$(719)	$(4,973)	$(5,045)	$104	$(385)
Income taxes on reclassification adjustments for net holding gains/losses on AFS investments included in Net income including noncontrolling interests; understated by $836, $5,790, $5,874 and $448 for the three and nine months ended September 30, 2012, and for the years ended 2012 and 2010, respectively, and overstated by $121 for the year ended 2011.	$(418)	$(2,895)	$(2,937)	$61	$(224)

Management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of these errors was significant to the three months ended September 30, 2013, their correction would not be material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we will correct these errors prospectively when the 2013 Consolidated Statements of Income and Comprehensive Income are included in future filings.

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

During the second quarter of 2013, we finalized the determination of fair values of certain acquired intangible assets and adjusted the preliminary carrying values of goodwill and certain other assets and liabilities to include final information received, and an update to the weighted average tax rate applied to our valuation model and changes in the determination of fair values of certain assets acquired and liabilities assumed. These factors that existed as of the acquisition date resulted in an overall increase to intangible assets of $1.7 million, a reduction of goodwill of $2.1 million and an increase to net tangible assets of $0.4 million. These measurement period adjustments did not have a material impact on our previously reported condensed consolidated financial statements and, therefore, we have not retrospectively adjusted those financial statements.

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

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination as the certain assets acquired represented an integrated set of activities and assets that was capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in the Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. We expect the goodwill recorded to be deductible for income tax purposes. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over two years from the acquisition date and was recorded in Prepaid expenses, taxes and other current assets, and Other assets in the accompanying Condensed Consolidated Balance Sheet. We believe this acquisition allows us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2013 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$14.0	$—	$14.0
Foreign time deposits	11.4	—	—	11.4
Money market funds	0.2	—	—	0.2
Total cash equivalents	11.6	14.0	—	25.6
Available-for-sale investments (b):
Corporate debt securities	—	120.3	—	120.3
Foreign brokered certificates of deposit	—	8.9	—	8.9
U.S. government sponsored agencies	—	42.3	—	42.3
Foreign government obligations	—	6.9	—	6.9
Municipal obligations	—	10.6	—	10.6
Marketable equity securities	303.5	—	—	303.5
Asset-backed securities	—	51.6	—	51.6
Total available-for-sale investments	303.5	240.6	—	544.1
Forward foreign exchange contracts (c)	—	0.9	—	0.9
Total financial assets carried at fair value	$315.1	$255.5	$—	$570.6

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.1	$—	$1.1
Contingent consideration (e)	—	—	25.2	25.2
Total financial liabilities carried at fair value	$—	$1.1	$25.2	$26.3

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2012 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$52.8	$—	$52.8
Foreign time deposits	10.1	—	—	10.1
U.S. government sponsored agencies	—	1.3	—	1.3
Money market funds	5.5	—	—	5.5
Total cash equivalents	15.6	54.1	—	69.7
Available-for-sale investments (b):
Corporate debt securities	—	240.6	—	240.6
Foreign brokered certificates of deposit	—	0.4	—	0.4
U.S. government sponsored agencies	—	92.7	—	92.7
Foreign government obligations	—	5.6	—	5.6
Municipal obligations	—	12.1	—	12.1
Marketable equity securities	242.1	—	—	242.1
Asset-backed securities	—	82.2	—	82.2
Total available-for-sale investments	242.1	433.6	—	675.7
Forward foreign exchange contracts (c)	—	1.1	—	1.1
Total financial assets carried at fair value	$257.7	$488.8	$—	$746.5

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.8	$—	$0.8
Contingent consideration (e)	—	—	52.6	52.6
Total financial liabilities carried at fair value	$—	$0.8	$52.6	$53.4

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2013	December 31, 2012
Short-term investments	$270.0	$457.7
Other investments	274.1	218.0
Total	$544.1	$675.7

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2013	December 31, 2012
Other current liabilities	$6.9	$27.3
Other long-term liabilities	18.3	25.3
Total	$25.2	$52.6

During the fourth quarter of 2011 we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. As of the acquisition date of October 4, 2011, total contingent consideration could have originally reached a maximum of $48 million upon the achievement of all sales milestones and a development milestone. However, we do not expect that the sales milestones will be met and therefore the remaining contingent consideration of $0.7 million was credited to Selling, general and administrative expense during the third quarter of 2013. The development milestone was met as of December 31, 2012, resulting in a payment of $6.0 million in January 2013.

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The contingent consideration was revalued to its estimated fair value of $25.2 million and $44.6 million as of September 30, 2013 and December 31, 2012, respectively. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestones have been achieved and payments totaling $20 million were made in 2013. This form of payment guarantees that the seller transitions the manufacturing of the product to Bio-Rad. Based on the most recent valuation, the sales milestones could potentially range from $0 to a maximum of 60.0%, 51.32% and 50.38% of annual cell sorting system purchase orders, with payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for three consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $20 million, $30 million and $45 million for the three consecutive years, respectively.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at estimated fair value based on original valuations and updated quarterly for the nine months ended September 30, 2013 (in millions):

January 1	$52.6
Payment of development milestone - QuantaLife	(6.0)
Payment of development milestone - Cell sorting system	(20.0)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense - QuantaLife	(2.0)
Increase in estimated fair value of contingent consideration included in Selling, general and administrative expense - Cell sorting system	0.6
September 30	$25.2

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liability as of September 30, 2013. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	1.1%	2.0%
		Projected volatility of growth rate	15.0%	N/A
		Market price of risk	1.3%	N/A

To estimate the fair value of Level 2 debt securities as of September 30, 2013, our primary pricing provider simplified its process during the first quarter of 2013 by eliminating certain pricing sources and established S&P Capital IQ as the primary pricing source. The new pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of September 30, 2013, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performed daily reasonableness testing of the S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

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

Available-for-sale investments consist of the following (in millions):

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$120.4	$0.3	$(0.4)	$120.3
Foreign brokered certificates of deposit	8.9	—	—	8.9
Municipal obligations	10.7	—	(0.1)	10.6
Asset-backed securities	51.5	—	(0.2)	51.3
U.S. government sponsored agencies	42.2	0.1	—	42.3
Foreign government obligations	6.9	—	—	6.9
Marketable equity securities	25.1	4.7	(0.1)	29.7
	265.7	5.1	(0.8)	270.0
Long-term investments:
Marketable equity securities	54.5	219.3	—	273.8
Asset-backed securities	0.4	—	(0.1)	0.3
	54.9	219.3	(0.1)	274.1
Total	$320.6	$224.4	$(0.9)	$544.1

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$239.3	$1.4	$(0.1)	$240.6
Foreign brokered certificates of deposit	0.4	—	—	0.4
Municipal obligations	12.0	0.1	—	12.1
Asset-backed securities	81.6	0.4	(0.1)	81.9
U.S. government sponsored agencies	92.5	0.3	(0.1)	92.7
Foreign government obligations	5.4	—	—	5.4
Marketable equity securities	24.1	0.7	(0.2)	24.6
	455.3	2.9	(0.5)	457.7
Long-term investments:
Marketable equity securities	54.5	163.0	—	217.5
Asset-backed securities	0.4	—	(0.1)	0.3
Foreign government obligations	0.2	—	—	0.2
	55.1	163.0	(0.1)	218.0
Total	$510.4	$165.9	$(0.6)	$675.7

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	September 30, 2013	December 31, 2012
Fair value of investments in a loss position 12 months or more	$2.1	$0.3
Fair value of investments in a loss position less than 12 months	$92.3	$99.0
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$0.1
Gross unrealized losses for investments in a loss position less than 12 months	$0.8	$0.5

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2013 or December 31, 2012.

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and related primarily to currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2013 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the unaudited interim Condensed Consolidated Statements of Operations.

The following is a summary of our forward foreign exchange contracts (in millions):

September 30,
2013

Contracts maturing in October through December 2013 to sell foreign currency:
Notional value	$75.1
Unrealized loss	$(0.4)
Contracts maturing in October through December 2013 to purchase foreign currency:
Notional value	$401.4
Unrealized gain	$0.2

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2013 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$86.1	$86.2
Mature in one to five years	113.0	113.0
Mature in more than five years	41.9	41.4
Total	$241.0	$240.6

The estimated fair value of financial instruments in the table below has been determined using quoted prices in active markets for identical instruments or other significant observable inputs, including quoted prices in active markets for similar instruments.  Estimates are not necessarily indicative of the amounts that could be realized in a current market exchange as considerable judgment is required in interpreting market data used to develop estimates of fair value.  The use of different market assumptions or estimation techniques could have a material effect on the estimated fair value.  Other investments include some financial instruments that have fair values based on market quotations.  Long-term debt, excluding leases and current maturities, has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our financial instruments and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	September 30, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$354.7	$635.0	1	$293.6	$497.8	1
Total long-term debt, excluding leases and current maturities	$423.2	$440.0	2	$720.0	$778.4	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of September 30, 2013.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  In addition, the ordinary voting stock of Sartorius is thinly traded. Therefore, we account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2013:
Goodwill	$193.6	$330.0	$523.6
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	166.4	329.0	495.4

Acquisitions	14.9	—	14.9
Currency fluctuations	0.2	3.2	3.4

Balances as of September 30, 2013:
Goodwill	208.7	333.2	541.9
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	$181.5	$332.2	$513.7

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

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	September 30, 2013
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-11	$105.2	$(44.6)	$60.6
Know how	2-12	193.3	(83.2)	110.1
Developed product technology	1-13	108.4	(33.3)	75.1
Licenses	1-12	44.7	(21.4)	23.3
Tradenames	1-10	7.6	(5.0)	2.6
Covenants not to compete	7-9	4.9	(0.6)	4.3
Other	—	0.6	(0.5)	0.1
		$464.7	$(188.6)	$276.1

	December 31, 2012
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$102.8	$(38.4)	$64.4
Know how	1-13	189.3	(67.1)	122.2
Developed product technology	1-10	74.6	(25.1)	49.5
Licenses	1-8	35.6	(18.7)	16.9
Tradenames	1-10	7.4	(4.3)	3.1
Covenants not to compete	1-10	4.9	(0.2)	4.7
Other	1	0.1	—	0.1
		$414.7	$(153.8)	$260.9

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Amortization expense	$11.3	$10.7	$33.5	$32.2

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2013	$16.4
Provision for warranty	10.6
Actual warranty costs	(12.1)
September 30, 2013	$14.9

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2013	December 31, 2012

8.0% Senior Subordinated Notes due 2016	$—	$296.9
4.875% Senior Notes due 2020	423.2	423.0
Capital leases and other debt	12.5	12.7
	435.7	732.6
Less current maturities	(0.2)	(0.2)
Long-term debt	$435.5	$732.4

Senior Subordinated Notes due 2016

In May 2009, Bio-Rad sold $300.0 million principal amount of Senior Subordinated Notes due 2016 (8.0% Notes). The sale yielded net cash proceeds of $294.8 million. In September 2013, we redeemed all of the 8.0% Notes for $312.0 million, including a call premium of $12.0 million, and expensed the remaining original issuance bond discount of $2.5 million and unamortized bond issuance costs of $1.1 million. This total loss on extinguishment is $15.6 million and is included in Interest expense in our Condensed Consolidated Statements of Operations.

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2013 or December 31, 2012. The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of September 30, 2013.

7.NONCONTROLLING INTERESTS

Activity in noncontrolling interests is as follows (in millions):

January 1, 2013	$0.5
Net income attributable to noncontrolling interests	—
Purchase of noncontrolling interests	(0.6)
Currency fluctuations	0.1
September 30, 2013	$—

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

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes to Accumulated other comprehensive income components are shown in the following table:

	Foreign currency translation adjustments	Other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Bio-Rad Accumulated other comprehensive income	Non-controlling interests	Total Accumulated other comprehensive income
Balance at January 1, 2013	$172.9	$(8.1)	$109.7	$274.5	$(0.2)	$274.3
Other comprehensive income, net of income taxes before reclassifications	5.1	—	36.7	41.8	—	41.8
Amounts reclassified from Accumulated other comprehensive income	(0.2)	—	0.2	—	0.2	0.2
Net Other comprehensive income, net of income taxes	4.9	—	36.9	41.8	0.2	42.0
Balance at September 30, 2013	$177.8	$(8.1)	$146.6	$316.3	$—	$316.3

Reclassifications from Accumulated other comprehensive income for the period ended September 30, 2013 are summarized in the following table:

Details about Accumulated other comprehensive income components	Amount reclassified from Accumulated other comprehensive income	Affected line item in the statement where net income is presented

Net holding losses on available-for-sale investments	$0.2	Other (income) expense, net
	—	Income tax expense
	$0.2	Net of income taxes

9.    (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income attributable to Bio-Rad by the weighted average number of common shares outstanding for that period.  Diluted (loss) earnings per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding.  Potential common shares are excluded from the diluted (loss) earnings per share calculation if the effect of including such securities would be anti-dilutive. For the three months ended September 30, 2013, net loss per basic share was the same as net loss per diluted share because all potentially dilutive shares were anti-dilutive due to the net loss for the period.

The weighted average number of common shares outstanding used to calculate basic and diluted (loss) earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	28,603	28,312	28,545	28,255
Effect of potentially dilutive stock options and restricted stock awards	—	333	325	354
Diluted weighted average common shares	28,603	28,645	28,870	28,609
Anti-dilutive shares	416	94	95	106

10.    OTHER INCOME AND EXPENSE

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and investment income	$(1.1)	$(1.0)	$(10.2)	$(7.9)
Net realized losses (gains) on investments	0.5	(1.1)	0.2	(8.5)
Miscellaneous other (income) expense items, net	(0.1)	0.6	(0.7)	1.7
Other (income) expense, net	$(0.7)	$(1.5)	$(10.7)	$(14.7)

11.    INCOME TAXES

Our effective income tax rate was (36)% and 23% for the three months ended September 30, 2013 and 2012, respectively. The effective tax rate for the third quarter of 2013 was higher than expected due to discrete items related primarily to tax liabilities for unrecognized tax benefits and audit settlements in our foreign jurisdictions. The effective tax rate for the third quarter of 2013 was negative because of the pretax loss incurred in the third quarter of 2013. The effective tax rate for the third quarter of 2012 was lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits.

Our effective income tax rate was 30% and 28% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate for the first nine months of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013, as well as discrete items related primarily to our foreign operations. The effective income tax rates for the first nine months of 2013 and 2012 were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits.

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

As of September 30, 2013, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $1.4 million. Substantially all such amounts will impact our effective income tax rate.

We record liabilities for unrecognized tax benefits related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our condensed consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

In September of 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations regarding the deductibility and capitalization of expenditures related to tangible property. Compliance with these final regulations will be required with companies’ federal income tax returns for tax years beginning on or after January 1, 2014, although early adoption is available. We are currently assessing these rules and the impact to the financial statements, if any. We do not anticipate that these regulations will have a material impact on our consolidated results of operations, cash flows or financial position.

12.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2013 and 2012 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2013	$162.9	$338.8	$3.4
	2012	$167.0	$328.4	$3.3

Segment (loss) profit	2013	$(8.5)	$43.0	$—
	2012	$6.8	$48.2	$—

Information regarding industry segments for the nine months ended September 30, 2013 and 2012 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2013	$489.5	$1,030.2	$10.4
	2012	$484.2	$999.6	$11.6

Segment (loss) profit	2013	$(28.9)	$130.6	$0.3
	2012	$9.4	$151.8	$1.8

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  For both the three and nine months ended September 30, 2013, this includes the accrual of $20.0 million in connection with our initial efforts to resolve the SEC and DOJ investigations relating to the FCPA that was recorded in the third quarter of 2013 (see Note 13) and the $15.6 million loss on extinguishment of our 8.0% Senior Subordinated Notes (see Note 6). Interest expense, excluding the loss on extinguishment of the bonds, is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  The following reconciles total segment profit to consolidated (loss) income before taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total segment profit	$34.5	$55.0	$102.0	$163.0
Foreign exchange losses, net	(3.3)	(0.4)	(5.7)	(3.5)
Net corporate operating, interest and other expense not allocated to segments	(37.1)	(1.1)	(39.1)	(3.5)
Other income (expense), net	0.7	1.5	10.7	14.7
Consolidated (loss) income before income taxes	$(5.2)	$55.0	$67.9	$170.7

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

The DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  While we have recently begun discussions with the DOJ and SEC concerning a resolution of these matters, we are unable to estimate a range of reasonably possible outcomes of this matter that differs from our aggregate accrual recorded in the third quarter of 2013 of $20.0 million, including interest. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business or financial condition.  We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2012 and the financial statements for the three and nine months ended September 30, 2013.

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

Overview.  We are a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products.  Our business is organized into two reportable segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and clinical diagnostics.

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

In September 2013, we redeemed all of the $300.0 million 8.0% Senior Subordinated Notes for $312.0 million, including a call premium of $12.0 million, and expensed the remaining original issuance bond discount of $2.5 million and unamortized bond issuance costs of $1.1 million, all of which are included in Interest expense in our Condensed Consolidated Statements of Operations.

During the third quarter of 2013, we accrued an aggregate of $20.0 million associated with our initial efforts to resolve the investigations by the U.S. Department of Justice (DOJ) and Securities and Exchange Commission (SEC) relating to the United States Foreign Corrupt Practices Act (FCPA), of which $16.0 million was expensed to Selling, general and administrative expenses and $4.0 was expensed to Interest expense.

During the third quarter of 2013, we identified errors in the consolidated financial statements for the years 2008 through 2012 (and for all interim periods therein) and in the unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2013 and June 30, 2013, related to the valuation of finished goods inventory in our Life Science segment. We were expensing inventory in amounts greater than actual costs for non-sales transactions, such as expensed inventory used for demonstration purposes and product samples.

The effect of correcting these errors on the 2008, 2009, 2010, 2011, 2012, and for the three and nine months ended September 30, 2012 consolidated financial statements were increases to net income of $0.6 million, $0.8 million, $0.7 million, $0.8 million, $1.3 million, $0.3 million and $1.0 million, respectively.

During the third quarter of 2013, we revised the classification of certain amount for all periods presented from “Provision for income taxes” to “Research and development expense” in our Consolidated Statements of Operations to conform to the current year presentation. The amounts reclassified pertain to refundable French R&D tax credit, which after the reclassification reduces Research and development expense. The effect of the reclassifications from Provision for income taxes to Research and development expense for 2010, 2011, 2012, and for the three and nine months ended September 30, 2012 were $5.8 million, $8.8 million, $4.8 million, $1.2 million and $3.6 million, respectively.

Management evaluated the materiality of the errors from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of these errors was significant to the three months ended September 30, 2013, their correction would not be material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we will correct these errors prospectively when the 2013 Consolidated Statements of Income and Comprehensive Income are included in future filings.

In January 2013, we acquired 100% of the outstanding shares of AbD Serotec, a division of MorphoSys AG, for total consideration of $62.2 million (net of cash received of $7.3 million). This acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The final fair values of the net assets acquired consist of definite-lived intangible assets of $44.0 million, goodwill of $14.9 million and net tangible assets of $3.3 million. These amounts include certain immaterial measurement period adjustments recorded during the second quarter of 2013. We believe that with AbD Serotec's comprehensive catalog of antibodies, we are able to offer our customers total assay solutions that can be validated on many of our research platforms for western blotting, multiplex protein expression, ELISA and cell sorting.

In August 2012, we acquired from Propel Labs, Inc. a new cell sorting system, an automated, easy-to-use benchtop cell sorting flow cytometer. This asset acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration related to the achievement of certain development and sales milestones valued at $19.9 million and $24.7 million, respectively, that could potentially be payable to Propel Labs' shareholders. The contingent consideration was revalued to its estimated fair value of $25.2 million as of September 30, 2013. The fair values of the net assets acquired from Propel Labs, Inc. as of the acquisition date were determined to be $17.4 million of goodwill, $32.1 million of definite-lived intangible assets and $0.1 million of net tangible assets. The acquired cell sorting system fits well into Bio-Rad's existing Life Science segment product offerings and may offer researchers greater access to this technology.

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

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination and is included in our Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired at the acquisition date was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount will be expensed over two years from the acquisition date and was recorded in Prepaid expenses, taxes and other current assets, and Other assets in our Condensed Consolidated Balance Sheet. We believe this acquisition allows us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

During the fourth quarter of 2011 we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. As of the acquisition date of October 4, 2011, total contingent consideration could have originally reached a maximum of $48 million upon the achievement of all sales milestones and a development milestone. However, we do not expect that the sales milestones will be met and therefore the remaining contingent consideration of $0.7 million was credited to Selling, general and administrative expense during the third quarter of 2013. The development milestone was met as of December 31, 2012, resulting in a payment of $6.0 million in January 2013.

The following shows cost of goods sold, gross profit, expense items and net (loss) income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.7	45.1	44.1	43.8
Gross profit	56.3	54.9	55.9	56.2
Selling, general and administrative expense	40.0	32.1	38.1	33.0
Research and development expense	10.5	9.6	10.1	10.1
Net (loss) income attributable to Bio-Rad	(1.4)	8.5	3.1	8.2

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the nine months ended September 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2012 filed with the SEC.

Three Months Ended September 30, 2013 Compared to
Three Months Ended September 30, 2012

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the third quarter of 2013 were $505.1 million compared to $498.7 million in the third quarter of 2012, an increase of 1.3%.  Excluding the impact of foreign currency, third quarter 2013 sales increased by approximately 1.8% compared to the same period in 2012.  Currency neutral sales growth was reflected in the Americas, while currency neutral sales in Asia and Europe declined.

The Life Science segment sales for the third quarter of 2013 were $162.9 million, a decrease of 2.5% compared to the same period last year.  On a currency neutral basis, sales decreased 1.2% compared to the third quarter in 2012. The currency neutral sales decrease was primarily attributable to Laboratory Separations and Gene Expression products, partially offset by sales in the newly acquired AbD Serotec and our Droplet Digital™ PCR product line. Currency neutral sales declined in all three major regions, with the greatest decline in Asia. Sequestration and global government austerity programs have slowed U.S., European and Japanese market growth.

The Clinical Diagnostics segment sales for the third quarter of 2013 were $338.8 million, an increase of 3.2% compared to the same period last year.  On a currency neutral basis, sales also increased 3.2% compared to the third quarter in 2012.  Clinical Diagnostics had growth across most product lines on a currency neutral basis, most notably from diabetes, BioPlex® 2200 system and quality controls. Currency neutral sales growth was primarily in China and Latin America, while currency neutral sales in Western Europe declined.

Consolidated gross margins were 56.3% for the third quarter of 2013 compared to 54.9% for the third quarter of 2012.  Life Science segment gross margins for the third quarter of 2013 increased by approximately 3.3 percentage points from the same period last year primarily due to a $3.8 million soil remediation expense associated with a manufacturing plant that occurred in the third quarter of 2012, and a $2.9 million credit related to a correction for the first half of this year for the valuation of finished goods inventory. Gross margins growth for the third quarter of 2013 was partially offset by costs related to inventory sold with a higher cost due to purchase accounting, and purchased intangibles amortization expense of $2.0 million related to the AbD Serotec and cell sorting system acquisitions. The amortization expense related to the AbD Serotec acquisition will continue to negatively impact Life Science segment gross margins in comparison to the prior year periods for the remainder of the year. Clinical Diagnostics segment gross margins for the third quarter of 2013 increased by approximately 0.5 percentage points from the same period last year. The increase was primarily due to favorable product mix and a $0.6 million competitiveness tax credit that was recorded in the third quarter of 2013. Gross margins were partially offset by approximately 0.35% due to the excise tax on the sales of certain medical devices in the U.S. that went into effect in 2013. We accounted for this tax as a period cost in Cost of goods sold. Clinical Diagnostics segment gross margins in comparison to the prior year periods will continue to be negatively affected by the excise tax on the sales of certain medical devices in the U.S. for the remainder of the year.

Selling, general and administrative expenses (SG&A) represented 40.0% of sales for the third quarter of 2013 compared to 32.1% of sales for the third quarter of 2012.  Increases in SG&A expense relative to sales were primarily driven by:

•	an accrual of $16.0 million in connection with our initial efforts to resolve the SEC and DOJ investigations relating to the FCPA that was recorded in the third quarter of 2013,

•	an increase of $10.8 million of employee-related expenses, our largest cost, associated with an increase in headcount that included acquisitions,

•	the favorable impact of a 2012 revaluation to the fair value of the QuantaLife contingent consideration of $8.5 million,

•
an increase in professional services of $4.3 million primarily related to the first phase of a global single instance Enterprise Resource Planning (ERP) system being placed in service, and legal and accounting services, and

•	an increase in software amortization of $2.7 million due to the first phase of the ERP system being placed in service.

Research and development expense (R&D) increased to $52.9 million or 10.5% of sales in the third quarter of 2013 compared to $47.8 million or 9.6% of sales in the third quarter of 2012.  Life Science segment R&D increased in the third quarter of 2013 from the prior year quarter primarily due to the AbD Serotec and cell sorting system acquisitions. Clinical Diagnostics segment R&D increased in the third quarter of 2013 from the prior year period primarily due to lower refundable French R&D tax credits, and a broadening of on-going development across a wider range of products.

Results of Operations – Non-operating

Interest expense for the third quarter of 2013 increased by $19.7 million to $31.6 million compared to $11.9 million for the third quarter of 2012 primarily due to the early redemption of our $300.0 million principal amount of Senior Subordinated Notes (8.0% Notes) on September 30, 2013, resulting in a $15.6 million loss. We recorded the loss on extinguishment within Interest expense. The redemption of the 8.0% Notes included a call premium of $12.0 million, the expensing of $2.5 million of the remaining original issuance bond discount and the expensing of unamortized debt issuance costs of $1.1 million. In addition, Interest expense included an accrual of $4.0 million of interest expense associated with our initial efforts to resolve the DOJ and SEC investigations relating to the FCPA that was recorded in the third quarter of 2013.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended September 30, 2013 increased compared to the prior year period primarily attributable to an unfavorable result of the estimating process inherent in the timing of shipments and payments, and higher transaction costs.

Other (income) expense, net for the third quarter of 2013 decreased to $0.7 million income compared to $1.5 million income for the third quarter of 2012 primarily due to realized gains on the sale of equity investments in the third quarter of 2012 compared to realized losses in the third quarter of 2013. Sales of investments in the third quarter of 2013 were used to provide cash to redeem all of the $300.0 million 8.0% Senior Subordinated Notes.

Our effective tax rate was (36)% and 23% for the third quarter of 2013 and 2012, respectively. The effective tax rate for the third quarter of 2013 was higher than expected due to discrete items related primarily to tax liabilities for unrecognized tax benefits and audit settlements in our foreign jurisdictions. The effective tax rate for the third quarter is negative because of pretax loss incurred in the third quarter. The effective tax rate for the third quarter of

2012 was lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits. For the three months ended September 30, 2013 and 2012, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate is significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for the third quarter of 2013 and 2012 were reduced by French tax incentives related to our research and development activities.

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

As of September 30, 2013, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $1.4 million. Substantially all such amounts will impact our effective income tax rate.

We record liabilities for unrecognized tax benefits related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our condensed consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

In September of 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations regarding the deductibility and capitalization of expenditures related to tangible property. Compliance with these final regulations will be required with companies’ federal income tax returns for tax years beginning on or after January 1, 2014, although early adoption is available. We are currently assessing these rules and the impact to the financial statements, if any. We do not anticipate that these regulations will have a material impact on our consolidated results of operations, cash flows or financial position.

Nine Months Ended September 30, 2013 Compared to
Nine Months Ended September 30, 2012

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first nine months of 2013 were $1.53 billion compared to $1.50 billion for the first nine months of 2012, an increase of 2.3%.  Excluding the impact of foreign currency, the first nine months of 2013 sales increased by approximately 3.1% compared to the same period in 2012.  Currency neutral sales growth was reflected in most regions, primarily in the Pacific Rim, the Americas and the emerging markets of Eastern Europe, while currency neutral sales in Western Europe decreased.

The Life Science segment sales for the first nine months of 2013 were $489.5 million, an increase of 1.1% compared to the same period last year.  On a currency neutral basis, sales increased 2.5% compared to the first nine months of 2012. The sales increase was primarily driven by sales from the newly acquired AbD Serotec, our Droplet Digital™ PCR and cell biology product lines. Currency neutral sales increased in the Americas, while Europe was relatively unchanged and Asia declined. Global government austerity programs have slowed U.S., European and Japanese market growth.

The Clinical Diagnostics segment sales for the first nine months of 2013 were $1.03 billion, an increase of 3.1% compared to the same period last year.  On a currency neutral basis, sales increased 3.6% compared to the first nine months of 2012.  Clinical Diagnostics had growth across most product lines on a currency neutral basis, most notably from quality controls, diabetes and BioPlex® 2200 system. Currency neutral sales growth was primarily in Eastern Europe, China, Asia Pacific and the Americas, while currency neutral sales in Western Europe declined.

Consolidated gross margins were 55.9% for the first nine months of 2013 compared to 56.2% for the same period last year. Life Science segment gross margins for the first nine months of 2013 decreased by approximately 0.2 percentage points from the same period last year. The decrease was primarily due to costs related to inventory sold with a higher cost due to purchase accounting, and purchased intangibles amortization expense of $6.3 million related to the AbD Serotec and cell sorting system acquisitions, partially offset by a $3.8 million soil remediation expense associated with a manufacturing plant that occurred in the third quarter of 2012. The amortization expense related to the AbD Serotec acquisition will continue to negatively impact Life Science segment gross margins in comparison to the prior year periods for the remainder of the year. Clinical Diagnostics segment gross margins for the first nine months of 2013 decreased by approximately 0.2 percentage points from the same period last year. The decrease was primarily due to some large low margin government tenders, a less favorable product mix, and an increase in obsolescence charges. Gross margins also decreased by approximately 0.35% due to the excise tax on the sales of certain medical devices in the U.S. that went into effect in 2013, which we accounted for as a period cost in Cost of goods sold. Clinical Diagnostics segment lower gross margins were partially offset by a foreign supplemental tax associated with social benefits of $4.1 million that occurred in the first nine months of 2012, and a $0.6 million French Competitiveness Tax Credit that was recorded in the third quarter of 2013.

Selling, general and administrative expenses (SG&A) represented 38.1% of sales for the first nine months of 2013 compared to 33.0% of sales for the first nine months of 2012.  Increases in SG&A expense relative to sales were primarily driven by:

•	an increase of $37.9 million of employee-related expenses, our largest cost, associated with an increase in headcount that included acquisitions,

•	the favorable impact of a 2012 revaluation to the fair value of the QuantaLife contingent consideration of $16.0 million,

•	an accrual of $16.0 million in connection with our initial efforts to resolve the SEC and DOJ investigations relating to the FCPA that was recorded in the third quarter of 2013,

•	an increase in professional services of $15.9 million primarily related to the first phase of a global single instance ERP system being placed in service, and legal and accounting services,

•
an increase of $6.6 million as the first nine months of 2012 benefited from lower bad debt expense, primarily in Spain due to a large sum of payments by public agencies, causing us to revise our estimate for the allowance for doubtful accounts, and

•	an increase of $6.1 million in software amortization due to the first phase of the ERP platform being placed in service.

R&D increased to $155.1 million or 10.1% of sales in the first nine months of 2013 compared to $150.6 million or 10.1% of sales in the first nine months of 2012.  Life Science segment R&D decreased in the first nine months of 2013 from the prior year period primarily due to projects nearing completion. Clinical Diagnostics segment R&D increased in the first nine months of 2013 from the prior year period primarily due to lower refundable French R&D tax credits, and a broadening of on-going development across a wider range of products.

Results of Operations – Non-operating

Interest expense for the first nine months of 2013 increased by $16.8 million to $54.3 million compared to $37.5 million for the first nine months of 2012 primarily due to the early redemption of our 8.0% Notes on September 30, 2013, resulting in a $15.6 million loss. We recorded the loss on extinguishment within Interest expense. The redemption of the 8.0% Notes included a call premium of $12.0 million, the expensing of $2.5 million of the remaining original issuance bond discount and the expensing of unamortized debt issuance costs of $1.1 million. In addition, Interest expense included an accrual of $4.0 million of interest expense associated with our initial efforts to resolve the DOJ and SEC investigations relating to the FCPA that was recorded in the third quarter of 2013. The increase was partially offset by estimated interest expense of $1.2 million included in the first quarter of 2012 that was associated with a foreign supplemental tax related to social benefits, and interest on back royalties in the first nine months of 2012.

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the first nine months of 2013 increased compared to the same period last year primarily attributable to an unfavorable result of the estimating process inherent in the timing of shipments and payments, and higher transaction costs.

Other (income) expense, net for the first nine months of 2013 decreased to $10.7 million income compared to $14.7 million income for the first nine months of 2012 primarily due to higher realized gains associated with the sale of equity investments in the first nine months of 2012 compared to realized losses in the first nine months of 2013. Sales of investments in the third quarter of 2013 were used to provide cash to redeem all of the $300.0 million 8.0% Senior Subordinated Notes.

Our effective tax rate was 30% and 28% for the nine months ended September 30, 2013 and 2012. The first nine months of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013, as well as discrete items related primarily to tax liabilities for unrecognized tax benefits and audit settlements in our foreign jurisdictions. The effective tax rates for both periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits. For the first nine months of 2013 and 2012, our foreign taxes resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate is significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for the first nine months of 2013 and 2012 were reduced by French tax incentives related to our research and development activities.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of September 30, 2013.  The Credit Agreement expires on June 21, 2014.

At September 30, 2013, we had $561.8 million in cash, cash equivalents and short-term investments, of which approximately 38% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, we had $219.7 million available for borrowing as of September 30, 2013, of which $11.3 million is reserved for standby letters of credit issued by our banks to guarantee our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

The continuing slow economic growth in developed nations, including sequestration in the U.S., may adversely affect our future results of operations. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of September 30, 2013 and December 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $66.7 million and $64.8 million, respectively.

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

Cash Flows from Operations

Net cash provided by operations was $102.0 million and $180.2 million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in cash flows primarily resulted from:

•	higher cash paid to suppliers and employees, mostly due to higher bonus payments than the prior year and an increase in headcount that included acquisitions,

•
an increase in outside services as we placed in service during the second quarter of 2013 the first phase of a global single instance ERP platform, moving to expense in the post-implementation/operation stage from capitalizing in the application development stage in the prior year period,

•	2012 benefited from an approximately $20 million payment for multiple years of Spanish receivables,

•	an increase in interest paid primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013, and

•	a payment settlement for a royalties audit of $12 million in the second quarter of 2013,

•	slightly offset by lower income tax payments and higher customer receipts.

Cash Flows from Investing Activities

Net cash provided by investing activities was $36.9 million compared to net cash used in investing activities was $340.8 million for the nine months ended September 30, 2013 and 2012, respectively. Purchases for marketable securities and investments was lower than the prior year period primarily due to engaging new investment managers in 2012 and hence increased our purchases. Proceeds from the sale of marketable securities and investments was higher than the prior year period primarily to provide cash to redeem all of the $300.0 million 8.0% Senior Subordinated Notes.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

Capital expenditures totaled $83.4 million and $112.4 million for the nine months ended September 30, 2013 and 2012, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures were lower for the nine months ended September 30, 2013 compared to the same period last year as we placed in service the first phase of a global single instance ERP platform and moved to expense for the post-implementation/operation stage from capitalization for the application development stage in the prior year period. However, as we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to increase and continue to remain historically higher for the next four years or more. The estimated global implementation cost for the single instance ERP platform could exceed $200 million and is estimated to take approximately four or more years to fully implement.

Payments for acquisitions, net of cash received, and long-term investments was higher than the prior year period primarily due to the following:

•	in January 2013, we acquired 100% of the outstanding shares of AbD Serotec, a division of MorphoSys AG, for total consideration of $62.2 million (net of cash received of $7.3 million),

•
in August 2012, we acquired from Propel Labs, Inc. a new cell sorting system, in which the fair value of the consideration as of the acquisition date was $49.6 million that included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration related to the achievement of certain development and sales milestones, which could potentially be payable to Propel Labs' shareholders,

•	in July 2012, we acquired all of the outstanding shares of DiaMed Benelux for 4.6 million Euros (approximately $5.6 million) in cash, and

•	in January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  It is not certain at this time that any of these discussions involving material or significant acquisitions will advance to completion.

Cash Flows from Financing Activities

Net cash used in financing activities was $315.5 million compared to net cash provided by financing activities was $9.1 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash used in financing activities for the nine months ended September 30, 2013 was primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013. Also in 2013, $19.9 million was paid to Propel Labs' shareholders in contingent consideration associated with the valuation as of the 2012 acquisition date, and $5.6 million was paid to QuantaLife in contingent consideration associated with the valuation as of the 2011 acquisition date. Net cash provided by financing activities for the nine months ended September 30, 2012 was primarily due to proceeds from the issuance of common stock.

We have outstanding Senior Notes of $425 million, which are not due until 2020. As indicated above, we redeemed all of the Senior Subordinated Notes of $300 million on September 30, 2013. The redemption without replacing this borrowing resulted in less cash, cash equivalents and short-term borrowings. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and taxes.

The Credit Agreement that was entered into in June 2010, is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2014.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of September 30, 2013. The Credit Agreement limits our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during the first nine months of 2013 or 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2013, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We discovered the material weakness in connection with the assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The key elements constituting the material weakness were significant deficiencies in controls over our financial reporting as of December 31, 2012, which continue as of September 30, 2013, with respect to our accounting close, revenue recognition, reagent rental and expenditure processes. These significant deficiencies, when aggregated, constitute a material weakness as of September 30, 2013. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting (a “significant deficiency”).

We assessed the impact at September 30, 2013 of the Inventory error discussed in Note 1 of our condensed consolidated financial statements and have concluded that the related control failure is an element of the existing significant deficiency related to our accounting close. The four significant deficiencies that we identified at December 31, 2012 in our internal control over financial reporting that remain at September 30, 2013 are as follows:

Inadequate Accounting Close Process including:

•	Our failure to review and adjust a contingency accrual with respect to royalties owed to a third party in a timely manner;

•	We were expensing inventory in an amount greater than actual costs for non-sales transactions, such as expensed inventory used for demonstration purposes and product samples;

•	Inadequate supporting documentation for certain key transactions and account reconciliations at some of our foreign locations; and

•	Our lack of adequate financial statement review at our German subsidiary.

Inadequate Revenue Recognition Process including:

•	The unauthorized issuance of distributor contracts at our Chinese subsidiary;

•	Our lack of controls over pricing and our ineffective methods of analyzing credit risk; and

•	In some instances, the lack of sufficient documentation for the timing of revenue recognition.

Inadequate Reagent Rental Process at Certain of Our International Subsidiaries including:

•	Our failure to provide management review of reagent rental agreements;

•	Our failure to monitor ongoing compliance with agreement terms; and

•	Our lack of timely reconciliations of our reagent rental equipment.

Inadequate Expenditure Controls at our German Subsidiary including:

•	Our lack of compliance with controls for vendor management and transaction approvals; and

•	Insufficient segregation of duties.

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

With the oversight of senior management and our audit committee, we have begun taking steps and plan to take additional measures to remediate the underlying causes of the material weakness, primarily through the development and implementation of improved controls, processes and procedures. While our remediation efforts are in process, they have not been completed. Accordingly, our management has concluded that the material weakness still exists as of September 30, 2013.

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

Changes to Internal Control Over Financial Reporting

Other than the changes discussed above, we identified no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting. We are utilizing the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992 Framework on internal control.

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

Based on an internal investigation, we identified conduct in certain of our overseas operations that may have violated the anti-bribery provisions of the United States Foreign Corrupt Practices Act (FCPA) and is likely to have violated the FCPA's books and records and internal controls provisions and our own internal policies.  In May 2010, we voluntarily disclosed these matters to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC), each of which commenced an investigation.  The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.  We provided additional information to the DOJ and the SEC as the Audit Committee's investigation progressed. Following the completion of the Audit Committee’s investigation, we continue to cooperate with the DOJ and SEC investigations and to provide information to them.

The DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are engaged in discussions with the DOJ and SEC concerning a resolution of these matters, but we are unable to estimate the outcome of these discussions or whether we will be able to reach mutually acceptable settlements. However, the imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, including our results of operations, cash balance and credit rates. We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

We have not completed our actions to remediate previously identified significant deficiencies in our internal control over financial reporting that, when aggregated, constitute a material weakness in our internal control over financial reporting as of September 30, 2013. Our failure to establish and maintain effective internal control over financial reporting could result in our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2012, our management identified four significant deficiencies in our internal control over financial reporting which continue as of September 30, 2013. These significant deficiencies, when aggregated, continue to constitute a material weakness in our internal control over financial reporting as of September 30, 2013. A significant deficiency is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We assessed the impact at September 30, 2013 of the inventory error discussed in Note 1 of our condensed consolidated financial statements and have concluded that the related control failure is an element of the existing significant deficiency related to our accounting close. The four significant deficiencies that we identified at December 31, 2012 are the result of: (i) an inadequate accounting close process, including our failure to review and adjust a contingency accrual with respect to royalties owed to a third party in a timely manner, expensing inventory at a higher amount than actual costs for non-sales transactions, inadequate supporting documentation for certain key transactions and account reconciliations at some of our foreign locations, and our lack of adequate financial statement review at our German subsidiary; (ii) an inadequate revenue recognition process, including the unauthorized execution of distributor contracts at our Chinese subsidiary, our lack of controls over pricing and our ineffective methods of analyzing credit risk, and in some instances, the lack of sufficient documentation for the timing of revenue recognition; (iii) an inadequate reagent rental process at certain of our international subsidiaries, including our failure to provide management review of reagent rental agreements, our failure to monitor ongoing compliance with agreement terms, and our lack of timely reconciliations of our reagent rental equipment; and (iv) inadequate expenditure controls at our German subsidiary, including our lack of compliance with controls for vendor management and transaction approvals, and insufficient segregation of duties.

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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of September 30, 2013 and December 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $66.7 million and $64.8 million, respectively.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 67% of our net sales for the nine months ended September 30, 2013.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro and Swiss Franc, will not have a material adverse effect on our operating results and financial condition.

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

Healthcare reform and the growth of managed care organizations have been and continue to be significant factors in the clinical diagnostics market.  The trend towards managed care, together with healthcare reform of the delivery system in the United States and efforts to reform in Europe, has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce costs.  Consolidation among healthcare providers has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage.  These competitive forces place constraints on the levels of overall pricing, and thus could have a material adverse effect on our gross margins for products we sell in clinical diagnostics markets.

In the United States, 2010 reform measures, in particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the PPACA, impose significant new programs and responsibilities affecting U.S. pharmaceutical and medical device industries. The PPACA, among other things, establishes annual fees and taxes on manufacturers of certain medical devices, including our devices, and promotes programs that increase the federal government's comparative effectiveness research, which may be used to evaluate the selection of medical services by clinicians and others. PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. In addition, a productivity adjustment is made to the fee schedule payment amount. These changes in payments apply to some or all of the clinical laboratory test services furnished to Medicare beneficiaries.
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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our products or impact our ability to modify our currently approved or cleared products on a timely basis. For example, the FDA recently initiated a review of the pre-market clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced 25 action items designed to make the process more rigorous and transparent. Some of these proposals, if enacted, could impose additional regulatory requirements upon us, which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Any delay in, or failure to receive or maintain, clearance or approval for our products could prevent us from generating revenue from these products and adversely affect our business operations and financial results. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our products and dissuade our customers from using our products. Many foreign governments have similar rules and regulations regarding the importation sale and use of our products.

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
Further, the PPACA includes provisions known as the Physician Payment Sunshine Act, which requires certain manufacturers of drugs, biologics, devices and medical supplies to record any transfers of value to U.S. physicians and U.S. teaching hospitals. Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for known violations and may result in liability under other federal laws or regulations. Manufacturers have been required to perform data collection since August 1, 2013 and must report such data to the Centers for Medicare and Medicaid Services by March 31, 2014. Several states in the U.S. have also implemented similar reporting requirements, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. These laws will impose administrative, cost and compliance burdens on us. If we are found to be in violation of any of these laws and other applicable state and country laws, we may be subject to penalties, including fines.

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

As of September 30, 2013 we and our subsidiaries have approximately $437.2 million of outstanding indebtedness.

The following chart shows certain important credit statistics.

At September 30, 2013
(dollars in millions)
Total debt	$437.2
Bio-Rad’s stockholders’ equity	$2,124.2
Debt to equity ratio	0.2

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

Our existing credit facility and the terms of our other debt instruments, including agreements we may enter in the future, contain or will contain covenants imposing significant restrictions on our business.  These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  These covenants place restrictions on our ability to, among other things:

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

101
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the unaudited interim Condensed Consolidated Statements of Operations, (iii) the unaudited interim Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited interim Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 12, 2013	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	November 12, 2013	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer