Form 10-K
period 2013-12-31
BIO RAD LABORATORIES INC
filed 2014-03-18
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013
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

As of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $2,226,524,962 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $37,350,568.

As of March 5, 2014, there were 23,702,410 shares of Class A Common Stock and 5,091,990 of Class B Common Stock outstanding.
Documents Incorporated by Reference

Document		Form 10-K Parts
(1) Definitive Proxy Statement to be mailed to stockholders in connection with the
registrant's 2014 Annual Meeting of Stockholders (specified portions)		III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2013

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

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  Our Life Science segment and our Clinical Diagnostics segment generated 33% and 66%, respectively, of our net sales for the year ended December 31, 2013. We generated approximately 32% of our consolidated net sales for the year ended December 31, 2013 from U.S. sales and approximately 68% from sales in our remaining worldwide markets.

For a description of business and financial information on industry and geographic segments, see Note 14 of Item 8 of Part II of this report.

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

Clinical Diagnostics Segment

Our Clinical Diagnostics segment designs, manufactures, sells and supports test systems, informatics systems, test kits and specialized quality controls that serve clinical laboratories in the global diagnostics market.  Our products currently address specific niches within the in vitro diagnostics (IVD) test market, and we seek to focus on the higher margin, higher growth segments of this market.

We supply more than 3,000 different products that cover more than 300 clinical diagnostic tests to the IVD test market. We currently estimate that the worldwide sales for products in the markets we serve were approximately $10 billion. IVD tests are conducted outside the human body and are used to identify and measure substances in a patient’s tissue, blood or urine. Our products consist of reagents, instruments and software, typically provided to our customers as an integrated package to allow them to generate reproducible test results. Revenue in this business is highly recurring, as laboratories typically standardize test methodologies, which are dependent on a particular supplier’s equipment, reagents and consumable products. An installed base of diagnostic test systems therefore typically creates an ongoing source of revenue through the sale of test kits for each sample analyzed on an installed system.  Our principal clinical diagnostic customers include hospital laboratories, reference laboratories, transfusion laboratories and physician office laboratories.

Raw Materials and Components

We utilize a wide variety of chemicals, biological materials, electronic components, machined metal parts, optical parts, minicomputers and peripheral devices.  Most of these materials and components are available from numerous sources and we have not experienced difficulty in securing adequate supplies.

Patents and Trademarks

We own numerous U.S. and international patents and trademarks.  We also pay royalties on the sales of certain products under several patent license agreements.  We view these patents, trademarks and license agreements as valuable assets; however, we believe that our ability to develop and manufacture our products depends primarily on our knowledge, technology and special skills rather than our patent and trademark positions.

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

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force and service network, employing approximately 1,000 sales and service people around the world. Our sales force typically consists of experienced industry practitioners with scientific training, and we maintain a separate specialist sales force for each of our segments. We believe that this direct sales approach allows us to sell a broader range of our products and have more direct contact with our customers; however, we also use distributors and agents, particularly in many of our international markets.

Our customer base is broad and diversified. Our worldwide customer base includes (1) prominent university and research institutions, providing us access to more than 150,000 scientists in the U.S. alone; (2) hospital, public health and commercial laboratories; (3) other leading diagnostic manufacturers; and (4) leading companies in the biotechnology, pharmaceutical, chemical and food industries.  In 2013, no single customer accounted for more than two percent of our total net sales.  Our sales are affected by a number of external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding has in the past and will in the future have a detrimental effect on the results of this segment.

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

Competition

The markets served by our product groups are highly competitive.  Our competitors range in size from start-ups to large multinational corporations with significant resources and reach.  We seek to compete primarily in market segments where our products and technology offer customers specific advantages over the competition.

Because of the breadth of its product lines, our Life Science segment does not face the same competitors for all of its products.  Competitors in this market include GE Biosciences, Life Technologies, Merck Millipore and Thermo Fisher Scientific.  We compete primarily based on meeting performance specifications and offering complete solutions.

Major competitors of our Clinical Diagnostics segment include Roche, Abbott Laboratories (Diagnostic Division), Siemens Medical Diagnostics Solutions, Danaher, Thermo Fisher, Becton Dickinson, bioMérieux, Ortho Clinical Diagnostics, Tosoh, Immucor and DiaSorin.

Research and Development

We conduct extensive research and development activities in all areas of our business, employing approximately 820 people worldwide in these activities.  Research and development have played a major role in Bio-Rad's growth and are expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development of new products and applications, we interact with scientific and medical professionals at universities, hospitals and medical schools, and within our industry. We spent approximately $211.0 million, $209.2 million and $177.6 million on research and development activities in 2013, 2012 and 2011, respectively.

Regulatory Matters

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain of our products (primarily diagnostic products) are subject to regulation in the United States by the Center for Devices and Radiological Health of the United States Food and Drug Administration (FDA) and in other jurisdictions by state and foreign government authorities.  FDA regulations require that some new products have pre-marketing clearance or approval by the FDA and require certain products to be manufactured in accordance with FDA's “good manufacturing practice” regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. After a product that is subject to FDA regulation is placed on the market, numerous regulatory requirements apply, including, for example, the requirement that we comply with recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA enforces these requirements by inspection and market surveillance. The FDA has authority to take various administrative and legal actions against us for our, or our products', failure to comply with relevant legal or regulatory requirements, including issuing warning letters, initiating product seizures, requesting or requiring product recalls or withdrawals, and other civil or criminal sanctions, among other things.

We are also subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Sales of our products will depend, in part, on the extent to which our products or diagnostic tests using our products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for certain medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls and restrictions on reimbursement. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our products or diagnostic tests using our products, or a decision by a third-party payor to not cover our products could reduce or eliminate utilization of our products and have a material adverse effect on our sales, results of operations and financial condition. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

Employees

At December 31, 2013, Bio-Rad had approximately 7,750 employees.  Approximately seven percent of Bio-Rad's approximately 3,000 U.S. employees are covered by a collective bargaining agreement, which will expire on November 8, 2016.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  We consider our employee relations in general to be good.

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

ITEM 1A. RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K.  We believe that any of the following risks could have a material effect on our business, operations, industry, financial position or our future financial performance.  While we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future.

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

The DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are engaged in discussions with the DOJ and SEC concerning a resolution of these matters, but we are unable to estimate the outcome of these discussions or whether we will be able to reach mutually acceptable settlements. At this point, we are unable to estimate a range of reasonably possible outcomes of this matter that differs from our Estimated loss contingency recorded in the latter half of 2013 of $35.0 million, including $5.0 million of accrued interest. However, the imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, including our results of operations, cash balance and credit rates. We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

We have identified a material weakness in our internal control over financial reporting at December 31, 2013. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2013, we identified a material weakness in the design of monitoring controls over operations at certain of our locations both within the United States and overseas, as well as a lack of documentation required to operate these controls appropriately.   As a result there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be detected or prevented. See Item 9A. “Controls and Procedures”.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Under the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control - An Integrated Framework, a material weakness in the design of monitoring controls indicates that we have not sufficiently developed and/or documented (i.e. designed) internal controls by which management can review and oversee (i.e. monitor) our financial information to detect and correct material errors or that the personnel responsible for performing the review did not have the sufficient skillset or knowledge of the subject matter to perform a proper assessment.

In connection with our assessment of our internal control over financial reporting at December 31, 2013, we determined that the precision at which our controls are designed and documented, and the completeness and timeliness of communication between some of our locations are not sufficient to detect and correct a material misstatement in our consolidated financial statements. The reference to the precision of certain of our controls indicates that, where we do have monitoring controls, we do not have within them the appropriate thresholds (i.e. precision) used by management to detect the magnitude of errors that could, either individually or in aggregate, result in a material misstatement. The reference to communications between some of our locations indicates that we have not included in all of our monitoring controls specificity about required communication channels and timelines for communication between elements of the Company when errors are detected.

For example, during 2013, we identified two financial adjustments that were not timely detected through our management review controls because the control’s precision, or threshold, for error detection was set too high to prevent a potential material misstatement and, once detected, the error was not communicated to our corporate finance management in an adequate and timely fashion to correct our financial statements.

Specifically, during the third quarter of 2013, we identified certain immaterial errors requiring adjustment to prior years and quarters related to the valuation of finished goods inventory in our Life Science segment. The inventory adjustment had developed over a period of years and was not identified prior to 2013 because of a failure to perform detailed management reviews of account reconciliations at a sufficient level of precision to identify the error in prior periods. The methodology used to account for the inventory valuation was not documented, which also contributed to the failure to identify the issue on a timely basis. In addition, following detection at the local level, higher levels of the organization were not informed about this issue in a timely manner. As a result, we over-expensed inventory for non-sales transactions, such as inventory used for demonstration purposes and product samples, which resulted in an understatement of inventory balances in prior periods. We have commenced remediation of this deficiency by enhancing the related reconciliation control and lowering the quarterly threshold for communicating errors.

In addition, in the fourth quarter of 2013, our independent registered public accounting firm identified an immaterial financial adjustment pertaining to our Japanese pension liability. The adjustment had developed over a period of years and was not identified prior to 2013 as no monitoring control had been designed to detect this error. The error resulted from an incorrect methodology applied at the local level. The lack of any monitoring control allowed the error to cumulate over a number of years. We have commenced remediation of this deficiency by designing a monitoring control for our pension liabilities and providing training to local personnel.

We are actively engaged in developing a remediation plan designed to address the material weakness in our internal control over financial reporting. We plan to enhance our monitoring controls by (i) designing and documenting additional management review controls, (ii) documenting, as needed, precision and specificity to existing management review controls, and (iii) supplementing resources and providing training to effectively perform management review controls.

However, we cannot assure you that we will be able to remediate this material weakness or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. For example, we have previously identified different material weaknesses in internal controls at December 31, 2012 and December 31, 2011, both of which we believe have been remediated, but we identified a new material weakness at December 31, 2013. Such material weaknesses have adversely affected us in the past and could affect us in the future, and the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to implement and document new and more precise monitoring controls or to implement organizational changes including skillset enhancements through resource changes or education to improve detection and communication of financial misstatements across all levels of the organization could result in additional material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline.

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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of December 31, 2013 and December 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $66.0 million and $64.8 million, respectively.

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

The life science and clinical diagnostics markets are each highly competitive. Some of our competitors have consolidated, and some of our competitors have greater financial resources than we do and are less leveraged than we are, making them better equipped to license technologies and intellectual property from third parties or to fund research and development, manufacturing and marketing efforts. Moreover, competitive and regulatory conditions in many markets in which we operate restrict our ability to fully recover, through price increases, higher costs of acquired goods and services resulting from inflation and other drivers of cost increases.  Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Maintaining these advantages will require us to continue to invest in research and development, sales and marketing and customer service and support.  We cannot assure you that we will have sufficient resources to continue to make such investments or that we will be successful in maintaining such advantages.

We have significant international operations which subject us to various risks such as general economic and market conditions in the countries in which we operate, as well as compliance with our global controls, policies and procedures.

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 68% of our net sales in 2013.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  In particular, political unrest in Southeast Asia, the Middle East and Eastern Europe may affect our sales in those regions. In addition, we have a dispersed international sales team, and we use distributors and agents in many of our international operations. This structure makes it more difficult for us to ensure that our international selling operations comply with our global policies and procedures. In addition, changes to the distributors and agents we use could have an impact on our sales and access to our customers. We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro and Swiss Franc, will not have a material adverse effect on our operating results and financial condition.

We are dependent on government funding and the capital spending programs of our customers, and the effect of healthcare reform on government funding and our customers' ability to purchase our products is uncertain.

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies.  The capital spending programs of these institutions and companies have a significant effect on the demand for our products.  Such programs are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities for various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods.  If government funding to our customers were to decrease, or if our customers were to decrease or reallocate their budgets in a manner adverse to us, our business, financial condition or results of operations could be materially and adversely affected.

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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our revenues and profitability and the revenues and profitability of our customers. Our business is impacted by the level of reimbursement available for clinical tests from Medicare, Medicaid, other governmental payors and commercial third party payors. Payment for many diagnostic tests furnished to Medicare fee-for-service beneficiaries is made based on the Medicare Clinical Laboratory Fee Schedule (CLFS), a fee schedule established and adjusted from time to time by the Centers for Medicare and Medicaid Services (CMS). In recent years, payments under the CLFS have decreased and may decrease further in future years. Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Clinicians may decide not to order clinical diagnostic tests if third party payments are inadequate, and we cannot predict whether third party payors will offer adequate reimbursement for tests utilizing our products to make them commercially attractive.
Moreover, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the PPACA, impose significant new programs and responsibilities affecting U.S. pharmaceutical and medical device industries. The PPACA, among other things, establishes annual fees and taxes on manufacturers of certain medical devices, including our devices, and promotes programs that increase the federal government's comparative effectiveness research, which may be used to evaluate the selection of medical services by clinicians and others. PPACA also mandates a reduction in payments for clinical laboratory services paid under the CLFS of 1.75% for the years 2011 through 2015. In addition, a productivity adjustment is made to the CLFS payment amount, further reducing payment rates. These changes in payments apply to some or all of the clinical laboratory test services we furnish to Medicare beneficiaries.
In addition, other legislative changes have been proposed and adopted in the United States since the PPACA was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013. On January 2, 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

To the extent that the healthcare industry seeks to address the need to contain costs stemming from reform measures such as those contained in PPACA and ATRA, or in future legislation, by limiting the number of clinical tests being performed or the amount of reimbursement available for such tests, our results of operations could be materially and adversely affected.  If these changes in the healthcare markets in the United States and Europe continue, we could be forced to alter our approach in selling, marketing, distributing and servicing our products.

Our failure to improve our product offerings and develop and introduce new products would negatively impact our business.

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

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to accurately maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. In 2013, we experienced system implementation issues in our Clinical Diagnostics segment that impacted invoicing and caused an increase in accounts receivable. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise.

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

We are subject to substantial government regulation, and any changes in regulation or violations of regulations by us could adversely affect our business, prospects, results of operations or financial condition.

Some of our products (primarily diagnostic products), production processes and marketing are subject to federal, state, local and foreign regulation, including by the FDA and its foreign counterparts.  The FDA regulates our diagnostic products as medical devices pursuant to the Federal Food, Drug and Cosmetic Act. Unless an exemption applies, each medical device marketed in the United States must first receive either clearance of a 510(k) premarket notification or approval of a premarket approval application (PMA) from the FDA, depending on the risk classification of the device. Medical devices can be marketed only for the indications for which they are cleared or approved. The FDA has also generally chosen to not enforce applicable regulations, including premarket requirements, with respect to certain diagnostic products referred to as laboratory developed tests, which are tests developed by a single laboratory for use only in that laboratory. However, the FDA has indicated, since 2010, that it intends to reconsider its policy regarding enforcement and to begin drafting an oversight framework for such tests. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. After a device is placed on the market, regardless of the classification or pre-market pathway, it remains subject to significant regulatory requirements, including, for example, recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our products or impact our ability to modify our currently approved or cleared products on a timely basis. For example, the FDA recently initiated a review of the premarket clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced several proposed action items intended to reform the review process governing the clearance of medical devices to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. Some of these proposals, if enacted, could impose additional regulatory requirements upon us, which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Moreover, as part of the Food and Drug Administration Safety and Innovation Act, or FDASIA, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-clearance or approval. Any delay in, or failure to receive or maintain, clearance or approval for our products could prevent us from generating revenue from these products and adversely affect our business operations and financial results. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our products and dissuade our customers from using our products. Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries.

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
We are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states and foreign governments in which we conduct our business. These healthcare laws and regulations include, for example:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;

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

•
the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•
state or foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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
Further, the PPACA includes provisions known as the Physician Payment Sunshine Act, which requires certain manufacturers of drugs, biologics, devices and medical supplies to record any transfers of value to U.S. physicians and U.S. teaching hospitals. Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations. Manufacturers have been required to perform data collection since August 1, 2013 and must report such data to the Centers for Medicare and Medicaid Services by March 31, 2014 and by the 90th day of each subsequent calendar year. Several states in the U.S. have also implemented similar reporting requirements and/or mandate implementation of compliance programs. An increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements.

These laws will continue to impose administrative, cost and compliance burdens on us. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Regulations related to “conflict minerals” could adversely impact our business.
On August 22, 2012, the SEC adopted a rule requiring disclosures by public companies of their use of specified minerals (tantalum, tin, tungsten and gold) that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule, which is effective for 2013 and requires a disclosure report to be filed by May 31, 2014, requires companies to perform due diligence, disclose and report whether or not the specified minerals originated from the Democratic Republic of Congo or an adjoining country and directly or indirectly financed or benefited armed groups in that region. We have incurred, and will continue to incur, additional costs in order to comply with the disclosure requirements of this rule, such as costs related to determining the source of the specified minerals used in our products. In addition, we might incur additional costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we do not do so.

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

We have two classes of voting stock: Class A Common Stock and Class B Common Stock. With a few exceptions, holders of Class A and Class B Common Stock vote as a single class.  When voting as a single class, each share of Class A Common Stock is entitled to one-tenth of a vote, while each share of Class B Common Stock has one vote. In the election or removal of directors, the classes vote separately and the holders of Class A Common Stock are entitled to elect 25% of the Board of Directors, with holders of Class B Common Stock electing the remaining directors.

At February 14, 2014, the Schwartz family collectively held approximately 15% of our Class A Common Stock and 94% of our Class B Common Stock.  As a result, the Schwartz family is able to elect a majority of the directors, effect fundamental changes in our direction and control matters affecting us, including the determination of business opportunities that may be suitable for our company.  In addition, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

The Schwartz family may exercise its control over us according to interests that are different from other investors’ or debtors’ interests.

Natural disasters, terrorist attacks, acts of war or other events beyond our control may cause damage or disruption to us and our employees, facilities, information systems, security systems, vendors and customers, which could significantly impact our net sales, costs and expenses, and financial condition.

We have significant manufacturing and distribution facilities, particularly in the western United States, France, Switzerland, Germany and Singapore.  In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years.  The occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage.  In addition, strikes or other labor unrest could cause disruption to our business. Terrorist attacks, such as those that occurred on September 11, 2001, have contributed to economic instability in the United States, and further acts of terrorism, bioterrorism, violence or war could affect the markets in which we operate, our business operations, our expectations and other forward-looking statements contained or incorporated in this document.  Any of these events could cause a decrease in our revenue, earnings and cash flows.

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

As of December 31, 2013 we and our subsidiaries had approximately $437.4 million of outstanding indebtedness.

The following chart shows certain important credit statistics.

At December 31, 2013
(dollars in millions)
Total debt	$437.4
Bio-Rad’s stockholders’ equity	$2,186.7
Debt to equity ratio	0.2

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

Our existing credit facility also requires that we meet certain financial tests and maintain certain financial ratios, including a maximum consolidated leverage ratio test, a minimum consolidated interest coverage ratio test and a minimum net worth test.

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

The DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  While we have been engaged in discussions with the DOJ and SEC concerning a resolution of these matters, we are unable to estimate a range of reasonably possible outcomes of this matter that differs from our Estimated loss contingency recorded in the latter half of 2013 of $35.0 million, including $5.0 million of accrued interest. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business or financial condition.  We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

	Class A		Class B
	High	Low	High	Low
2013
Fourth Quarter	$125.00	$115.25	$124.41	$115.59
Third Quarter	126.98	111.49	122.95	114.00
Second Quarter	127.17	110.02	125.50	110.75
First Quarter	126.50	106.10	125.00	106.75
2012
Fourth Quarter	$109.93	$99.00	$110.26	$99.72
Third Quarter	109.62	91.52	109.50	92.10
Second Quarter	118.00	95.05	115.38	95.63
First Quarter	106.91	96.19	105.25	96.26

On February 14, 2014, we had 331 holders of record of Class A Common Stock and 135 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 400 MidCap Index and a selected peer group, assuming $100 invested on December 31, 2008, and reinvestment of dividends if paid:

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

ITEM 6.  SELECTED FINANCIAL DATA

BIO-RAD LABORATORIES, INC.
Selected Financial Data
(in thousands, except per share data)
	Year Ended December 31,
	2013	2012	2011	2010	2009

Net sales	$2,132,694	$2,069,235	$2,073,529	$1,927,118	$1,784,244
Cost of goods sold	954,216	914,077	894,700	835,310	783,871
Gross profit	1,178,478	1,155,158	1,178,829	1,091,808	1,000,373
Selling, general and administrative expense	798,070	681,778	695,984	634,413	600,708
Research and development expense	210,952	209,204	177,604	166,486	154,130
Impairment losses on goodwill and long-lived assets	—	—	—	—	3,802
Interest expense	61,271	51,112	53,135	63,717	47,024
Foreign exchange losses, net	8,566	5,040	13,842	3,884	5,003
Other (income) expense, net	(12,766)	(21,883)	(7,583)	(3,875)	(6,871)
Income before income taxes and noncontrolling interests	112,385	229,907	245,847	227,183	196,577
Provision for income taxes	(34,574)	(64,361)	(67,034)	(39,533)	(46,597)
Net (income) loss attributable to noncontrolling interests	(21)	(69)	200	(1,445)	(4,545)

Net income attributable to Bio-Rad	$77,790	$165,477	$179,013	$186,205	$145,435

Basic earnings per share	$2.72	$5.85	$6.39	$6.73	$5.31

Diluted earnings per share	$2.69	$5.78	$6.29	$6.61	$5.23

Cash dividends paid per common share	$—	$—	$—	$—	$—

Total assets	$3,388,790	$3,443,503	$3,099,743	$3,064,914	$2,537,288

Long-term debt, net of current maturities	$435,615	$732,414	$731,698	$731,100	$737,919

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

Overview.  We are a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products.  Our business is organized into two primary segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized products needed for biological research and clinical diagnostics.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is becoming increasingly uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 32% of our 2013 consolidated net sales are derived from the United States and approximately 68% are derived from international locations, with Europe being our largest region overall.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, China Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

During the latter half of 2013, we accrued an aggregate of $35.0 million associated with our initial efforts to resolve the investigations by the U.S. Department of Justice (DOJ) and Securities and Exchange Commission (SEC) relating to the United States Foreign Corrupt Practices Act (FCPA), of which $30.0 million was expensed to Selling, general and administrative expenses and $5.0 was expensed to Interest expense.

In September 2013, we redeemed all of our $300.0 million 8.0% Senior Subordinated Notes for $312.0 million, including a call premium of $12.0 million, and expensed the remaining original issuance bond discount of $2.5 million and unamortized bond issuance costs of $1.1 million, all of which are included in Interest expense in our Condensed Consolidated Statements of Income.

During the third quarter of 2013, we identified errors in the consolidated financial statements for the years 2011 and 2012 (and for all interim periods therein) and in the unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2013 and June 30, 2013, related to the valuation of finished goods inventory in our Life Science segment. We were inappropriately expensing inventory in amounts greater than actual costs for non-sales transactions, primarily related to inventory being used for demonstration purposes and product samples that are recorded to Selling, general and administrative expense. In addition, the Life Science segment inventory error affected cost of goods sold as we relieved inventory at a higher cost than incurred on limited sales to third parties produced in a non-U.S. manufacturing facility. The effect of correcting these errors in the 2011 and 2012 consolidated financial statements were increases to net income of $0.8 million and $1.7 million, respectively.

During the third quarter of 2013, we revised the classification of one item for all periods presented from “Provision for income taxes” to “Research and development expense” in our Consolidated Statements of Income to conform to the current year presentation. The item reclassified pertains to a refundable French R&D tax credit, which after the reclassification reduces Research and development expense. We believe this presentation is appropriate as we are not required to have taxable income in order to earn the credits. The effect of the reclassifications from Provision for income taxes to Research and development expense for 2011 and 2012 was $8.8 million and $4.8 million, respectively.

Management evaluated the materiality of all the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of these errors was significant to the three months ended September 30, 2013, their correction would not be material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of the SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we are correcting these errors in every affected period in the 2013 Consolidated Financial Statements included in this Form 10-K.

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

In August 2012, we acquired from Propel Labs, Inc. a new cell sorting system, an automated, easy-to-use, benchtop cell sorting flow cytometer. This asset acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration related to the achievement of certain development and sales milestones valued at $19.9 million and $24.7 million, respectively, that could potentially be payable to Propel Labs' shareholders. The development milestones have been achieved and payments totaling $20 million were made in 2013. The contingent consideration was revalued by a net reduction of $3.8 million in 2013 to Selling, general and administrative expense to its estimated fair value of $20.8 million as of December 31, 2013. The fair values of the net assets acquired from Propel Labs, Inc. as of the acquisition date were determined to be $17.4 million of goodwill, $32.1 million of definite-lived intangible assets and $0.1 million of net tangible assets. The acquired cell sorting system fits well into Bio-Rad's existing Life Science segment product offerings.

In July 2012, we acquired all of the outstanding shares of DiaMed Benelux for 4.6 million Euros (approximately $5.6 million) in cash. This acquisition was accounted for as a business combination and is included in our Clinical Diagnostics segment's results of operations from the acquisition date. We acquired net liabilities with a fair value of $2.3 million and the fair values of the assets acquired as of the acquisition date were determined to be $3.0 million of goodwill and $4.9 million of definite-lived intangible assets. DiaMed Benelux became the exclusive distributor of certain Bio-Rad immunohematology products in the Benelux market as a result of our 2007 acquisition of DiaMed Holding AG. This distributor acquisition is consistent with our stated objective to control the distribution of our own products and services.

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination and is included in our Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired at the acquisition date was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount was expensed over two years from the date of acquisition. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

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

We evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that while the accumulation of the error was significant to the three-month period ended March 31, 2012, the correction was not material to any individual prior period or for the year ended December 31, 2012, nor did it have an effect on the trend of financial results, taking into account the requirements of SAB 108.

During the fourth quarter of 2011 we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. As of the acquisition date of October 4, 2011, total contingent consideration could have originally reached a maximum of $48 million upon the achievement of all sales milestones and a development milestone. The development milestone was met as of December 31, 2012, resulting in a payment of $6.0 million in January 2013. During 2012, the first three short-term sales milestones were not met and therefore the fair value of the contingent consideration was lowered by $16.1 million and credited to Selling, general and administrative expense. During 2013, we did not expect that any of the remaining sales milestones would be met and therefore $2.0 million of the remaining contingent consideration liability was credited to Selling, general and administrative expense.

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

We have recorded a valuation allowance of $64.0 million and $52.9 million as of December 31, 2013 and 2012, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain foreign net operating losses carried forward.  The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established, which would increase the tax provision, lowering income and impacting our financial position.  Should realization of these deferred tax assets for which a valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting Bio-Rad’s financial position.

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

Valuation of Goodwill and Long-lived Assets.  Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses. Goodwill amounts are assigned to reporting units at the time of acquisition and are adjusted for any subsequent significant transfers of business between reporting units. We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We perform the impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. The goodwill impairment test consists of a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. We estimate the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this is the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. There were no impairment losses recorded in 2013, 2012 and 2011.

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

Results of Operations - Sales, Gross Margins and Expenses

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	44.7	44.2	43.1
Gross profit	55.3	55.8	56.9
Selling, general and administrative expense	37.4	32.9	33.6
Research and development expense	9.9	10.1	8.6
Net income attributable to Bio-Rad	3.6	8.0	8.6

Net sales

Net sales (sales) in 2013 were $2.13 billion compared to $2.07 billion in 2012. Excluding the impact of foreign currency, 2013 sales increased by approximately 3.9% compared to 2012. Currency neutral sales growth was reflected in most regions, primarily in the Americas, the emerging markets of Eastern Europe and the Pacific Rim, while currency neutral sales in Western Europe decreased.

The Life Science segment sales in 2013 were $710.0 million, an increase of 3.1% compared to 2012.  On a currency neutral basis, sales increased 4.5% compared to 2012. The sales increase was primarily driven by sales from the newly acquired AbD Serotec, our Droplet Digital™ PCR and cell biology product lines. Currency neutral sales increased in Europe and the Americas, while Asia declined. A government austerity program has slowed Japanese market growth.

The Clinical Diagnostics segment sales in 2013 were $1.41 billion, an increase of 3.1% compared to 2012. On a currency neutral basis, sales increased 3.6% compared to 2012. Clinical Diagnostics had growth across most product lines on a currency neutral basis, most notably from quality controls, diabetes and BioPlex® 2200 system. Currency neutral sales growth was primarily in Eastern Europe, China, Asia Pacific and the Americas, while currency neutral sales in Western Europe declined.

Sales in 2012 were relatively unchanged at $2.07 billion compared to 2011. Excluding the impact of foreign currency, 2012 sales increased by approximately 3.6% compared to 2011. Currency neutral sales growth was achieved in all regions, however Europe grew by less than 1% percent.

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

Gross margin

Beginning in 2013, the Patient Protection and Affordable Health Care and the Health Care and Education Reconciliation Acts of 2010, among other initiatives, provided for a 2.3% annual excise tax on the sales of certain medical devices in the U.S. Bio-Rad was required to pay this excise tax on most of our U.S. Clinical Diagnostic sales, which we accounted for as a period cost in Cost of goods sold.

Consolidated gross margins were 55.3% in 2013 compared to 55.8% in 2012. Life Science segment gross margins in 2013 increased from 2012 by approximately 0.5 percentage points primarily due to an incremental royalty accrual related to a dispute with a third party, as well as a $3.8 million soil remediation expense associated with a manufacturing plant, both of which occurred in 2012. The increase was partially offset by an increase in costs related to inventory sold with a higher cost due to purchase accounting, and an increase in purchased intangibles amortization expense of $6.1 million primarily related to the AbD Serotec and cell sorting system acquisitions. Clinical Diagnostics segment gross margins in 2013 decreased from 2012 by approximately 1.2 percentage points primarily due to some large low margin government tenders, a less favorable product mix, and an increase in obsolescence charges. Gross margins also decreased by approximately 0.36% due to the excise tax on the sales of certain medical devices in the U.S. that went into effect in 2013. Clinical Diagnostics segment lower gross margins were partially offset by a foreign supplemental tax associated with social benefits of $4.1 million that occurred in 2012, and a $0.6 million French Competitiveness Tax Credit that was recorded in 2013.

Consolidated gross margins were 55.8% in 2012 compared to 56.9% in 2011. Life Science segment gross margins in 2012 decreased from 2011 by approximately 3.2 percentage points primarily due to amortization expense of $10.0 million related to the droplet digital PCR products and cell sorting system acquisitions, an incremental royalty accrual related to a dispute with a third party, as well as a $3.8 million soil remediation expense associated with a manufacturing plant. Clinical Diagnostics segment gross margins in 2012 were relatively unchanged from 2011, reflecting an increase of 0.1 percentage points.

Selling, general and administrative expense

Consolidated selling, general and administrative expenses (SG&A) represented 37.4% of sales in 2013 compared to 32.9% of sales in 2012.  Increases in SG&A expense relative to sales were primarily driven by:

•	an increase of $43.6 million of employee-related expenses, our largest cost, associated with an increase in headcount that included acquisitions,

•	an accrual of $30.0 million in connection with our initial efforts to resolve the SEC and DOJ investigations relating to the FCPA that was recorded in the latter half of 2013,

•	an increase in professional services of $21.7 million primarily related to the first phase of a global single instance ERP system being placed in service, and legal and accounting services,

•	the favorable impact of a 2012 revaluation to the fair value of the QuantaLife contingent consideration of $16.1 million,

•	an increase of $9.6 million in software amortization primarily due to the first phase of the ERP platform being placed in service,

•	an increase of $6.5 million in facilities primarily due to an expansion at our southern California facility and our acquisition of AbD Serotec,

•
an increase of $5.7 million as 2012 benefited from lower bad debt expense, primarily in Spain due to a large sum of payments by public agencies, causing us to revise our estimate for the allowance for doubtful accounts, partially offset by

•	a decrease in the valuation of the cell sorting system contingent consideration of $3.8 million in 2013.

Consolidated selling, general and administrative expenses (SG&A) represented 32.9% of sales in 2012 compared to 33.6% of sales in 2011.  Decreases in SG&A relative to sales were primarily driven by the 2012 adjustments to the fair value of the QuantaLife contingent consideration of $16.1 million, a decline in third party commissions compared to 2011, and a lower bad debt expense provision compared to 2011, primarily in Spain of approximately $8.6 million associated with large payments made in June 2012 by public agencies that represented Spanish balances that were significantly past due, partially offset by an increase in incentive compensation and professional fees compared to 2011. The decrease in the contingent consideration liability for QuantaLife was primarily due to not achieving the first three short-term milestones as a result of recent weakening in funding to the research and development markets and a longer sales cycle for this new technology, causing a revision in sales forecasts for the remaining sales milestone contractual period ending in March 2014.

Research and development expense

Research and development expense increased to $211.0 million or 9.9% of sales in 2013 compared to $209.2 million or 10.1% of sales in 2012.  Life Science segment research and development expense decreased in 2013 from 2012 primarily due to projects nearing completion. Clinical Diagnostics segment research and development expense increased in 2013 from 2012 primarily due to lower refundable French R&D tax credits, and a broadening of on-going development across a wider range of products.

Research and development expense increased to $209.2 million or 10.1% of sales in 2012 compared to $177.6 million or 8.6% of sales in 2011, primarily in the Life Science segment.  Life Science segment research and development expense increased in 2012 from 2011 primarily related to the droplet digital PCR products and cell sorting system acquisitions, which had high research and development costs relative to sales for these new products. Clinical Diagnostics segment research and development expense increased in 2012 from 2011 primarily due to increased investment in enhanced product offerings in blood typing, quality controls, diabetes and blood virus product lines.

Results of Operations – Non-operating

Interest expense

Interest expense in 2013 increased 19.9% to $61.3 million compared to 2012 primarily due to the early redemption of our 8.0% Notes on September 30, 2013, resulting in a $15.6 million expense. The redemption included a call premium of $12.0 million, the expensing of $2.5 million of the remaining original issuance bond discount and the expensing of unamortized debt issuance costs of $1.1 million. In addition, Interest expense included an expense of $5.0 million of interest expense associated with our initial efforts to resolve the DOJ and SEC investigations relating to the FCPA that was recorded in the latter half of 2013. The increase was partially offset by estimated interest expense of $1.2 million included in the first quarter of 2012 that was associated with a foreign supplemental tax related to social benefits, and interest on back royalties in 2012.

Interest expense in 2012 decreased 3.8% to $51.1 million compared to 2011 primarily due to the refinancing of a portion of our debt that was completed in January 2011, lowering our overall borrowing costs.

Foreign currency exchange gains and losses

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Net foreign currency exchange losses for 2013, 2012 and 2011 were $8.6 million, $5.0 million and $13.8 million, respectively.  The 2013, 2012 and 2011 net foreign currency exchange losses were attributable to market volatility, increasing costs to hedge and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.  In addition, approximately $4.6 million of the 2011 loss was attributable to entering into a larger forward foreign exchange contract than required. All years are affected by the economic hedging program we employ to hedge our intercompany receivables and payables.

Other income and expense, net

Other income and expense, net includes investment and dividend income, generally interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  Other (income) expense, net in 2013 decreased to $12.8 million income compared to $21.9 million income in 2012. The decrease was primarily due to higher realized gains associated with the sale of equity investments in 2012 compared to realized losses in 2013, and a 2012 gain of $4.3 million on the sale of a building in our Clinical Diagnostics segment. Sales of investments in 2013 were used to provide cash to redeem all of the $300.0 million 8.0% Senior Subordinated Notes.

Other (income) expense, net in 2012 increased to $21.9 million income compared to $7.6 million income in 2011. The increase was primarily due to higher realized gains on the sale of equity investments in 2012 of $8.0 million compared to 2011 and a 2012 gain of $4.3 million on the sale of a building in our Clinical Diagnostics segment.

Effective tax rate

Our effective tax rate was 31%, 28% and 27% in 2013, 2012 and 2011, respectively. The effective tax rate for 2013 included a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013. The effective tax rate for 2013 was higher than 2012 primarily due to an increase in tax liabilities and audit settlements in our foreign jurisdictions, and a lower domestic production activities deduction as a result of lower U.S. taxable income in 2013. The effective tax rates for 2013 and 2012 reflected tax benefits related to adjustments to the fair value of the QuantaLife contingent consideration. The effective tax rate for 2011 reflected tax benefits from nontaxable dividend income and the release of tax liabilities.

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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditure, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of December 31, 2013.  The Credit Agreement expires on June 21, 2014.

At December 31, 2013, we had available $608.9 million in cash, cash equivalents and short-term investments, of which approximately 39% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, we had $218.8 million available for borrowing as of December 31, 2013, of which $8.2 million is reserved for standby letters of credit issued by our banks to guarantee our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operating activities, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

The continuing slow economic growth in developed nations, including sequestration in the U.S., may adversely affect our future results of operations. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of December 31, 2013 and December 31, 2012, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $66.0 million and $64.8 million, respectively.

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

Cash Flows from Operations

Net cash provided by operations was $175.5 million, $276.0 million and $262.7 million in 2013, 2012, and 2011, respectively.  The net decrease between 2013 and 2012 of $100.5 million primarily resulted from:

•	higher cash paid to employees, mostly due to an increase in headcount that included acquisitions,

•
an increase in outside services as we placed in service during the second quarter of 2013 the first phase of a global single instance Enterprise Resource Planning (ERP) platform, moving to expense in the post-implementation/operation stage from capitalizing in the application development stage in the prior year period,

•	2012 benefited from an approximately $21 million payment for multiple years of Spanish receivables,

•	an increase in interest paid primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013, and

•	a payment settlement for a royalties audit of $12 million in the second quarter of 2013,

•	slightly offset by lower income tax payments and higher customer receipts.

In 2014 we have begun another phase of the global single instance ERP platform in which we will be in the application development stage and therefore expect to have lower associated expenses than in 2013 as qualified expenses are capitalized. Capitalized expenses are reflected in cash flows from investing activities.

The net increase between 2012 and 2011 of $13.3 million primarily represented higher cash received from customers that in part reflected improved payments in 2012 from Southern European customers, and a decline in interest paid due to the refinancing of a portion of our debt that was completed in January 2011, partially offset by higher income tax payments as 2011 included an income tax refund of approximately $25 million. Also affecting cash flows from operations was the Enterprise Resource Planning (ERP) project that was considered in the preliminary project stage in 2011, which requires internal labor costs to be expensed, whereas in 2012 we were in the application development stage," which requires internal labor costs to be capitalized and is currently included in cash flows from investing activities. We continue to focus on cash flow improvements as a global company-wide goal.

We regularly review past due receivables to assess the allowance for doubtful accounts and believe net accounts receivable are fully realizable. We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies. We expect the first quarter of 2014 cash flows from operations to be lower than the fourth quarter of 2013 as Bio-Rad historically has made larger payments for royalties, fourth quarter sales commissions to third parties and annual employee bonuses during this period.

Cash Flows from Investing Activities

Net cash used in investing activities, including capital expenditures, was $5.4 million, $409.9 million and $386.3 million for 2013, 2012 and 2011, respectively.  Capital expenditures in 2013 totaled $113.0 million, compared to $152.4 million and $102.9 million in 2012 and 2011, respectively. Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include payments made for equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures were lower in 2013 compared to 2012 as we placed in service the first phase of a global single instance ERP platform in 2013 and began to expense costs capitalized during the application development stage in 2012. Capital expenditures were higher in 2012 than in 2011 as the first phase of the global single instance ERP platform was nearing completion in 2012. However, as we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to increase and continue to remain historically higher for the next four years or more. The current estimated global implementation cost for the single instance ERP platform could exceed $250 million and is estimated to take approximately four or more years to fully implement.

Purchases for marketable securities and investments in 2013 were lower than 2012 and 2011 primarily due to reallocating funds. Proceeds from the sale of marketable securities and investments was higher in 2013 than prior years primarily to provide cash to redeem all of the $300.0 million 8.0% Senior Subordinated Notes.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements, consistent with our risk tolerance level.

Payments for acquisitions, net of cash received, and long-term investments was higher than the prior year period primarily due to the following:

•	in January 2013, we acquired 100% of the outstanding shares of AbD Serotec, a division of MorphoSys AG, for total consideration of $62.2 million (net of cash received of $7.3 million),

•	in August 2012, we acquired from Propel Labs, Inc. a new cell sorting system that included $5.0 million in cash at the closing date,

•	in July 2012, we acquired all of the outstanding shares of DiaMed Benelux for 4.6 million Euros (approximately $5.6 million) in cash,

•	in January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million,

•	in October 2011, we acquired all the issued and outstanding stock of QuantaLife that included $150.3 million in cash at the closing date,

•	in June 2011, we acquired the remaining outstanding shares of DiaMed S.E.A. Limited (DiaMed Thailand) from multiple noncontrolling shareholders for approximately $0.2 million in cash, and

•
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

Cash Flows from Financing Activities

Net cash used in financing activities was $311.7 million and $213.6 million in 2013 and 2011, respectively, and net cash provided by financing activities was $12.6 million in 2012.  Net cash used in financing activities in 2013 was primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013. Also in 2013, $20.0 million was paid to Propel Labs' shareholders in contingent consideration, of which $19.9 million was associated with the valuation as of the 2012 acquisition date and the remainder was recognized in cash flows from operations. Additionally in 2013, $6.0 million was paid to QuantaLife in contingent consideration, of which $5.6 million was associated with the valuation as of the 2011 acquisition date and the remainder was recognized in cash flows from operations. Net cash provided in 2012 was primarily from proceeds from issuance of our common stock. Net cash used in 2011 was attributable to the redemption in January 2011 of $225.0 million 7.5% Senior Subordinated Notes, including a call premium of $2.8 million that was recorded in Interest expense in the Consolidated Statements of Income.  We have outstanding Senior Notes of $425.0 million, which are not due until 2020.

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

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of December 31, 2013. The Credit Agreement limits our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock has vested as of December 31, 2013 and therefore we do not anticipate any repurchasing of shares for this purpose. We had no other repurchases of our stock during 2013, 2012 or 2011.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2013 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$437.4	$1.8	$0.4	$0.5	$434.7
Interest payments (1)	144.0	20.7	41.4	41.4	40.5
Operating lease obligations (2)	161.6	39.1	54.1	32.8	35.6
Purchase obligations (3)	65.4	57.4	7.6	0.4	—
Long-term liabilities (4)	99.0	—	32.3	7.3	59.4

(1) These amounts represent expected cash payments, including capital lease obligations and notes payable, which are included in our December 31, 2013 Consolidated Balance Sheets. Our debt is fixed and primarily consists of the 4.875% Notes. See Note 5 of the Consolidated Financial Statements for additional information about our debt.

(2) Operating lease obligations are described in Note 12 of the Consolidated Financial Statements.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms.  Purchase obligations exclude agreements that are cancelable without penalty.

(4) Excluded from this table is our liability for income taxes payable, including uncertain tax positions, in the amount of $17.8 million.  We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above.  See Note 6 of the Consolidated Financial Statements for additional information about our income taxes.

Also excluded from this table is our $35.0 million accrual related to the United States Foreign Corrupt Practices Act (FCPA). We are not able to reasonably estimate the timing of payments related to this accrual. See Note 13 of the Consolidated Financial Statements for additional information about this accrual.

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

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates.  All other variables were held constant.  Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates.  A decline of 10% on quoted foreign exchange rates would result in an approximate net-present-value loss of $46 million on our derivative position as of December 31, 2013.  This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates.  Due to the relatively small amount of short-term variable rate debt we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%.  Our long-term debt consists primarily of fixed-rate instruments, and is thus insulated from interest rate changes.  As of December 31, 2013, the overall interest rate risk associated with our debt was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Reports of Independent Registered Public Accounting Firms	38-41
Consolidated Balance Sheets at December 31, 2013 and 2012	42-43
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2013	44
Consolidated Statements of Comprehensive Income for each of the three years in the period
December 31, 2013	45
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2013	46
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years
in the period ended December 31, 2013	47
Notes to Consolidated Financial Statements	48-85

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bio‑Rad Laboratories, Inc.:

We have audited the accompanying consolidated balance sheet of Bio‑Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2013. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio‑Rad Laboratories, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bio‑Rad Laboratories, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
March 17, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bio‑Rad Laboratories, Inc.:

We have audited Bio-Rad Laboratories, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control ‑ Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bio-Rad Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the design of monitoring controls over operations at certain of the Company’s locations both within the United States and overseas and the completeness and timeliness of communication between locations, as well as the precision at which these controls are designed and documented, has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and consolidated statements of income, comprehensive income, stockholders’ equity, cash flows, and financial statement schedule of Bio-Rad Laboratories, Inc. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our audit opinion dated March 17, 2014, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Bio-Rad Laboratories, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

San Francisco, California
March 17, 2014

REPORT OF ERNST & YOUNG LLP - INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Bio-Rad Laboratories, Inc.

We have audited the accompanying consolidated balance sheet of Bio-Rad Laboratories, Inc. as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity for the two years ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Rad Laboratories, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for the two years ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Redwood City, California
March 18, 2013, except for the section in Note 1 entitled ‘Correction of Immaterial Errors, and Reclassification of Certain Amounts’, as to which the date is March 17, 2014

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (In thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$331,551	$463,388
Short-term investments	277,369	457,685
Accounts receivable, less allowance for doubtful accounts of $32,471 at 2013 and $29,202 at 2012	422,660	398,739

Inventories:
Raw materials	105,708	93,009
Work in process	129,894	124,737
Finished goods	265,689	237,374
Total inventories	501,291	455,120

Prepaid expenses	135,969	92,490
Other current assets	79,016	69,260
Total current assets	1,747,856	1,936,682

Property, plant and equipment:
Land and improvements	19,066	18,898
Buildings and leasehold improvements	284,299	268,217
Equipment	783,950	724,919
Total property, plant and equipment	1,087,315	1,012,034
Less: accumulated depreciation and amortization	(657,960)	(595,096)
Property, plant and equipment, net	429,355	416,938

Goodwill, net	517,770	495,418
Purchased intangibles, net	266,188	260,939
Other investments	377,870	293,613
Other assets	49,751	39,913
Total assets	$3,388,790	$3,443,503

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (continued) (In thousands, except share data)

	December 31,
	2013	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,510	$130,867
Accrued payroll and employee benefits	130,658	135,955
Notes payable and current maturities of long-term debt	1,786	1,750
Income and other taxes payable	33,555	34,779
Accrued royalties	19,556	29,718
Deferred revenue	26,390	26,288
Estimated loss contingency	30,000	—
Other current liabilities	97,017	113,043
Total current liabilities	487,472	472,400

Long-term debt, net of current maturities	435,615	732,414
Deferred income taxes	162,110	115,054
Other long-term liabilities	116,871	108,095
Total liabilities	1,202,068	1,427,963

Commitments and contingent liabilities

Stockholders’ equity:
Bio-Rad stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 23,680,749 and 23,332,532 at 2013 and 2012, respectively; shares outstanding - 23,680,627 and 23,332,410 at 2013 and 2012, respectively	2	2
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued - 5,096,780 and 5,149,771 at 2013 and 2012, respectively; shares outstanding - 5,095,863 and 5,148,854 at 2013 and 2012, respectively	1	1
Additional paid-in capital	239,986	212,244
Class A treasury stock at cost, 122 shares at 2013 and 2012	(12)	(12)
Class B treasury stock at cost, 917 shares at 2013 and 2012	(89)	(89)
Retained earnings	1,606,117	1,528,327
Accumulated other comprehensive income	340,717	274,532
Total Bio-Rad stockholders’ equity	2,186,722	2,015,005
Noncontrolling interests	—	535
Total stockholders’ equity	2,186,722	2,015,540
Total liabilities and stockholders’ equity	$3,388,790	$3,443,503

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Net sales	$2,132,694	$2,069,235	$2,073,529
Cost of goods sold	954,216	914,077	894,700
Gross profit	1,178,478	1,155,158	1,178,829
Selling, general and administrative expense	798,070	681,778	695,984
Research and development expense	210,952	209,204	177,604
Income from operations	169,456	264,176	305,241
Interest expense	61,271	51,112	53,135
Foreign exchange losses, net	8,566	5,040	13,842
Other (income) expense, net	(12,766)	(21,883)	(7,583)
Income before income taxes	112,385	229,907	245,847
Provision for income taxes	(34,574)	(64,361)	(67,034)
Net income including noncontrolling interests	77,811	165,546	178,813
Net (income) loss attributable to noncontrolling interests	(21)	(69)	200
Net income attributable to Bio-Rad	$77,790	$165,477	$179,013

Basic earnings per share:
Net income per basic share attributable to Bio-Rad	$2.72	$5.85	$6.39
Weighted average common shares - basic	28,586	28,290	28,031

Diluted earnings per share:
Net income per diluted share attributable to Bio-Rad	$2.69	$5.78	$6.29
Weighted average common shares - diluted	28,906	28,642	28,468

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income including noncontrolling interests	$77,811	$165,546	$178,813
Other comprehensive income:
Foreign currency translation adjustments	16,682	23,668	(12,494)
Reclassification of realized portion of cumulative translation adjustments due to liquidation, net of tax of $0.	(20)	70	(1,055)
Other post-employment benefits adjustments, net of tax of $0.2 million, $2.8 million and ($0.4) million for 2013, 2012, and 2011, respectively.	(510)	(8,531)	1,286
Reclassification adjustments for net periodic other post-employment benefit cost, net of tax of ($0.2) million, ($0.1) million, and ($0.1) million for 2013, 2012, and 2011, respectively.	546	253	355
Net unrealized holding gains on available-for-sale investments, net of tax of ($28.8) million, ($38.1) million and ($7.4) million for 2013, 2012, and 2011, respectively.	49,459	65,448	12,663
Reclassification adjustments for gains (losses) included in Net income including noncontrolling interests, net of tax of ($0.1) million, $2.9 million, and ($0.1) million for 2013, 2012, and 2011, respectively.	192	(5,045)	104
Other comprehensive income, net of tax	66,349	75,863	859
Comprehensive income	144,160	241,409	179,672
Comprehensive (income) loss attributable to noncontrolling interests	(185)	(90)	11
Comprehensive income attributable to Bio-Rad	$143,975	$241,319	$179,683

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Cash received from customers	$2,090,030	$2,063,805	$2,018,755
Cash paid to suppliers and employees	(1,797,688)	(1,654,943)	(1,639,848)
Interest paid	(61,233)	(46,369)	(56,859)
Income tax payments	(71,144)	(93,697)	(68,750)
Investment proceeds and miscellaneous receipts, net	16,760	12,991	9,686
Excess tax benefits from share-based compensation	(2,720)	(2,889)	(3,168)
Proceeds from (payments for) forward foreign exchange contracts, net	1,471	(2,870)	2,919
Net cash provided by operating activities	175,476	276,028	262,735
Cash flows from investing activities:
Capital expenditures	(112,998)	(152,417)	(102,888)
Proceeds from dispositions of property, plant and equipment	1,214	6,325	234
Payments for acquisitions, net of cash received, and long-term investments	(72,054)	(39,443)	(158,538)
Payments for purchases of intangible assets	(700)	(1,780)	(436)
Payments for purchases of marketable securities and investments	(386,714)	(680,966)	(509,310)
Proceeds from sales of marketable securities and investments	289,779	131,295	48,825
Proceeds from maturities of marketable securities and investments	276,052	327,052	335,781
Net cash used in investing activities	(5,421)	(409,934)	(386,332)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	48	(191)	(3,900)
Payments on long-term borrowings	(300,228)	(620)	(226,835)
Proceeds from issuance of common stock	11,237	10,611	14,249
Payments of contingent consideration	(25,474)	—	—
Debt issuance costs on long-term borrowings	—	—	(242)
Purchase of treasury stock	—	(101)	—
Excess tax benefits from share-based compensation	2,720	2,889	3,168
Net cash (used in) provided by financing activities	(311,697)	12,588	(213,560)
Effect of foreign exchange rate changes on cash	9,805	10,475	4,837
Net decrease in cash and cash equivalents	(131,837)	(110,843)	(332,320)
Cash and cash equivalents at beginning of year	463,388	574,231	906,551
Cash and cash equivalents at end of year	$331,551	$463,388	$574,231

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Statements of Changes in Stockholders’ Equity (In thousands)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Bio-Rad Stockholders' Equity	Non- controlling Interests	Total Stockholders' Equity

Balance at December 31, 2010	$3	$156,986	$—	$1,181,687	$198,020	$1,536,696	$3,823	$1,540,519
Adjustment - see Note 1	—	—	—	2,150	—	2,150	—	2,150
Net income	—	—	—	179,013	—	179,013	(200)	178,813
Other comprehensive income, net of tax	—	—	—	—	670	670	189	859
Issuance of common stock	—	14,249	—	—	—	14,249	—	14,249
Stock compensation expense	—	10,738	—	—	—	10,738	—	10,738
Tax benefit-exercise stock options	—	3,582	—	—	—	3,582	—	3,582
Purchase of additional controlling interests and other	—	(221)	—	—	—	(221)	(3,367)	(3,588)
Balance at December 31, 2011	3	185,334	—	1,362,850	198,690	1,746,877	445	1,747,322
Net income	—	—	—	165,477	—	165,477	69	165,546
Other comprehensive income, net of tax	—	—	—	—	75,842	75,842	21	75,863
Issuance of common stock	—	10,611	—	—	—	10,611	—	10,611
Stock compensation expense	—	12,936	—	—	—	12,936	—	12,936
Tax benefit-exercise stock options	—	3,363	—	—	—	3,363	—	3,363
Purchase of treasury stock	—	—	(101)	—	—	(101)	—	(101)
Balance at December 31, 2012	3	212,244	(101)	1,528,327	274,532	2,015,005	535	2,015,540
Net income	—	—	—	77,790	—	77,790	21	77,811
Other comprehensive income, net of tax	—	—	—	—	66,185	66,185	164	66,349
Issuance of common stock	—	11,237	—	—	—	11,237	—	11,237
Stock compensation expense	—	13,657	—	—	—	13,657	—	13,657
Tax benefit-exercise stock options	—	3,135	—	—	—	3,135	—	3,135
Purchase of additional controlling interests and other	—	(287)	—	—	—	(287)	(720)	(1,007)
Balance at December 31, 2013	$3	$239,986	$(101)	$1,606,117	$340,717	$2,186,722	$—	$2,186,722

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

Goodwill

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses.  Goodwill is assessed for impairment by applying fair value based tests annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments.  Our reporting units are identified as components for which discrete financial information is available and is regularly reviewed by management.  Goodwill amounts are assigned to reporting units at the time of acquisition.

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

Changes in the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

	2013	2012
January 1	$16.4	$16.4
Provision for warranty	15.6	19.8
Actual warranty costs	(16.4)	(19.8)
December 31	$15.6	$16.4

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

Noncontrolling Interests

A noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that is reported as equity in the consolidated financial statements and separate from Bio-Rad’s equity.  In addition, net income (loss) attributable to noncontrolling interests is reported separately from net income attributable to Bio-Rad in the consolidated financial statements.  Our consolidated statements presented the full amount of assets, liabilities, income and expenses of all of our consolidated subsidiaries, with a partially offsetting amount shown in noncontrolling interests for the portion of assets and liabilities that were not controlled by us.

In February 2013, we acquired the remaining outstanding shares of Distribuidora de Analitica para Medicina Iberica S.A. (DiaMed Spain) from the remaining noncontrolling shareholder for approximately 0.6 million Euros or $0.9 million in cash. This acquisition was accounted for as an equity transaction, which reduced Bio-Rad's noncontrolling interests and additional paid-in capital by $0.6 million and $0.3 million, respectively, and therefore there are no noncontrolling interests in Bio-Rad.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Basic weighted average shares outstanding	28,586	28,290	28,031
Effect of potentially dilutive stock options
and restricted stock awards	320	352	437
Diluted weighted average common shares	28,906	28,642	28,468
Anti-dilutive stock options and restricted stock awards
excluded from the computation of diluted EPS	107	83	63

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

CORRECTION OF IMMATERIAL ERRORS, AND RECLASSIFICATION OF CERTAIN AMOUNTS

Inventory Costing

During the third quarter of 2013, we identified errors in the consolidated financial statements for the years 2011 and 2012 (and for all interim periods therein) and in the unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2013 and June 30, 2013, related to the valuation of finished goods inventory in our Life Science segment. We were inappropriately expensing inventory in amounts greater than actual costs for non-sales transactions, primarily related to inventory being used for demonstration purposes and product samples that are recorded to Selling, general and administrative expense. In addition, the Life Science segment inventory error affected cost of goods sold as we relieved inventory at a higher cost than incurred on limited sales to third parties produced in a non-U.S. manufacturing facility. The effect of correcting these errors in the 2011 and 2012 consolidated financial statements were increases to net income of $0.8 million and $1.7 million, respectively.

Research and Development (R&D) Tax Credit

During the third quarter of 2013, we revised the classification of one item for all periods presented from “Provision for income taxes” to “Research and development expense” in our Consolidated Statements of Income to conform to the current year presentation. The item reclassified pertains to a refundable French R&D tax credit, which after the reclassification reduces Research and development expense. We believe this presentation is appropriate as we are not required to have taxable income in order to earn the credits. The effect of the reclassifications from Provision for income taxes to Research and development expense for 2011 and 2012 was $8.8 million and $4.8 million, respectively.

The impact of the immaterial error correction, and the reclassification, both described above on our Consolidated Balance Sheet and Consolidated Statements of Income for the periods presented is as follows (in thousands, except per share data):

	December 31, 2012
	As reported	Adjustment	As revised
Inventories: finished goods	$230,624	$6,750	$237,374
Total inventories	448,370	6,750	455,120
Total current assets	1,929,932	6,750	1,936,682
Total assets	3,436,753	6,750	3,443,503
Income and other taxes payable	32,299	2,480	34,779
Total current liabilities	469,920	2,480	472,400
Total liabilities	1,425,483	2,480	1,427,963
Total stockholders' equity	2,011,270	4,270	2,015,540
Total liabilities and stockholders' equity	$3,436,753	$6,750	$3,443,503

	Year ended December 31,
	2012			2011
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Cost of goods sold	$915,097	$(1,020)	$914,077	$895,640	$(940)	$894,700
Gross profit	1,154,138	1,020	1,155,158	1,177,889	940	1,178,829
Selling, general and administrative expense	682,898	(1,120)	681,778	696,294	(310)	695,984
Research and development expense	214,040	(4,836)	209,204	186,439	(8,835)	177,604
Income from operations	257,200	6,976	264,176	295,156	10,085	305,241
Income before income taxes	222,931	6,976	229,907	235,762	10,085	245,847
Provision for income taxes	59,084	5,277	64,361	57,739	9,295	67,034
Net income including noncontrolling interests	163,847	1,699	165,546	178,023	790	178,813
Net income attributable to Bio-Rad	$163,778	$1,699	$165,477	$178,223	$790	$179,013
Net income per basic share attributable to Bio-Rad	$5.79	$0.06	$5.85	$6.36	$0.03	$6.39
Net income per diluted share attributable to Bio-Rad	$5.72	$0.06	$5.78	$6.26	$0.03	$6.29

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

Following are the amounts in thousands that should have been reported for the Consolidated Statements of Comprehensive Income giving effect to the errors described above:

	Year Ended December 31,
	2012	2011

Net unrealized holding gains on AFS investments, net of income tax, understated by $10,090 for the year ended 2012, and overstated by $208 for the year ended 2011.	$65,448	$12,663
Income taxes on net unrealized holding gains on AFS investments, understated by $5,874 for the year ended 2012, and overstated by $121 for the year ended 2011.	$38,108	$7,373
Reclassification adjustments for net holding (gains) losses on AFS investments included in Net income including noncontrolling interests, net of income tax, understated by $10,090 for the year ended 2012, and overstated by $208 for the year ended 2011.	$(5,045)	$104
Income taxes on reclassification adjustments for net holding gains/losses on AFS investments included in Net income including noncontrolling interests, understated by $5,874 for the year ended 2012, and overstated by $121 for the year ended 2011.	$(2,937)	$61

Management evaluated the materiality of all the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of these errors was significant to the year ended December 31, 2013, their correction would not be material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we are correcting these errors in every affected period in the 2013 Consolidated Financial Statements included in this Form 10-K.

Recent Accounting Standards Updates

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance requiring that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. We adopted this guidance as of January 1, 2013 and present it in a single note. This guidance is related to disclosure only and therefore did not have an impact on our consolidated financial position, results of operations or cash flows.

2.    ACQUISITIONS

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

We do not consider this business combination to be material and therefore have not disclosed the pro forma results of operations as required for material business combinations.

In August 2012, we acquired from Propel Labs, Inc. a new cell sorting system, an automated, easy-to-use, benchtop cell sorting flow cytometer. The new system will be sold exclusively under the Bio-Rad brand as the S3TM Cell Sorter. This asset acquisition was accounted for as a business combination as the new cell sorting system represented an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related cost was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in our Life Science segment's results of operations from the acquisition date.

The fair value of the consideration as of the acquisition date was $49.6 million, which included $5.0 million paid in cash at the closing date and $44.6 million in contingent consideration potentially payable to Propel Labs' shareholders. The contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The contingent consideration for the development milestones was valued at $19.9 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was valued at $24.7 million, based on a statistically significant number of simulations for each potential outcome. The contingent consideration was recognized at its estimated fair value of $20.8 million as of December 31, 2013. (See Note 3 for further discussion of the contingent consideration valuation and underlying assumptions.)

The fair values of the net assets acquired from Propel Labs, Inc. as of the acquisition date were determined to be $17.4 million of goodwill, $32.1 million of definite-lived intangible assets and $0.1 million of net tangible assets. We expect the goodwill recorded to be deductible for income tax purposes. The acquired cell sorting system fits well into Bio-Rad's existing Life Science segment product offerings.

In July 2012, we acquired 100% of the outstanding shares of DiaMed Benelux for 4.6 million Euros (approximately $5.6 million) in cash. This acquisition was accounted for as a business combination as DiaMed Benelux represented an integrated set of activities and assets that was capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related cost was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in our Clinical Diagnostics segment's results of operations from the acquisition date.

We acquired net liabilities with a fair value of $2.3 million and the fair values of the assets acquired as of the acquisition date were determined to be $3.0 million of goodwill and $4.9 million of definite-lived intangible assets. The goodwill recorded will not be deductible for income tax purposes. DiaMed Benelux became the exclusive distributor of certain Bio-Rad immunohematology products in the Benelux market as a result of our 2007 acquisition of DiaMed Holding AG. This distributor acquisition is consistent with our stated objective to control the distribution of our own products and services.

In January 2012, we purchased, for cash, certain assets from a raw material supplier for approximately $12.5 million. This asset acquisition was accounted for as a business combination as the certain assets acquired represented an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related cost was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in the Clinical Diagnostics segment's results of operations from the acquisition date. The fair value of the assets acquired at the acquisition date was determined to be $6.3 million of net tangible assets, $5.1 million of intangible assets and $1.1 million of goodwill. We expect the goodwill recorded to be deductible for income tax purposes. In addition, we paid $2.0 million for employment agreements as an incentive to certain employees of the acquired business to remain with Bio-Rad. Such amount was expensed over two years from the date of acquisition. We believe this acquisition will allow us to secure the supply of critical raw materials and lower our overall costs in the Clinical Diagnostics segment.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2013 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$7.0	$—	$7.0
Foreign time deposits	11.1	—	—	11.1
U.S. government sponsored agencies	—	1.2	—	1.2
Money market funds	1.2	—	—	1.2
Total cash equivalents	12.3	8.2	—	20.5
Available-for-sale investments (b):
Corporate debt securities	—	132.5	—	132.5
Foreign brokered certificates of deposit	—	8.9	—	8.9
U.S. government sponsored agencies	—	39.1	—	39.1
Foreign government obligations	—	5.6	—	5.6
Municipal obligations	—	11.0	—	11.0
Marketable equity securities	325.2	—	—	325.2
Asset-backed securities	—	48.6	—	48.6
Total available-for-sale investments	325.2	245.7	—	570.9
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$337.5	$254.5	$—	$592.0

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.1	$—	$1.1
Contingent consideration (e)	—	—	20.8	20.8
Total financial liabilities carried at fair value	$—	$1.1	$20.8	$21.9

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2012 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$52.8	—	$52.8
Foreign time deposits	10.1	—	—	10.1
U.S. government sponsored agencies	—	1.3	—	1.3
Money market funds	5.5	—	—	5.5
Total cash equivalents	15.6	54.1	—	69.7
Available-for-sale investments (b):
Corporate debt securities	—	240.6	—	240.6
Foreign brokered certificates of deposit	—	0.4	—	0.4
U.S. government sponsored agencies	—	92.7	—	92.7
Foreign government obligations	—	5.6	—	5.6
Municipal obligations	—	12.1	—	12.1
Marketable equity securities	242.1	—	—	242.1
Asset-backed securities	—	82.2	—	82.2
Total available-for-sale investments	242.1	433.6	—	675.7
Forward foreign exchange contracts (c)	—	1.1	—	1.1
Total financial assets carried at fair value	$257.7	$488.8	—	$746.5

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.8	—	$0.8
Contingent consideration (e)	—	—	52.6	52.6
Total financial liabilities carried at fair value	$—	$0.8	$52.6	$53.4

(a)	Cash equivalents are included in Cash and cash equivalents in the Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2013	December 31, 2012

Short-term investments	$277.4	$457.7
Other investments	293.5	218.0
Total	$570.9	$675.7

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Consolidated Balance Sheets.

(e)	The contingent consideration liability is included in the following accounts in the Consolidated Balance Sheet (in millions):

	December 31, 2013	December 31, 2012

Other current liabilities	$6.1	$27.3
Other long-term liabilities	14.7	25.3
Total	$20.8	$52.6

During the fourth quarter of 2011, we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. As of the acquisition date of October 4, 2011, total contingent consideration could have originally reached a maximum of $48 million upon the achievement of all sales milestones and a development milestone. The development milestone was met as of December 31, 2012, resulting in a payment of $6.0 million in January 2013. During 2012, the first three short-term sales milestones were not met and therefore the fair value of the contingent consideration was lowered by $16.1 million and credited to Selling, general and administrative expense. During 2013, we did not expect that any of the remaining sales milestones would be met and therefore $2.0 million of the remaining contingent consideration liability was credited to Selling, general and administrative expense.

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones and was recorded at $44.6 million in 2012. The development milestones have been achieved and payments totaling $20.0 million were made in 2013. Based on the most recent valuation, the sales milestones could potentially range from $0 to a maximum of 60.0%, 51.32% and 50.38% of annual cell sorting system purchase orders, with payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for three consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $20 million, $30 million and $45 million for the three consecutive years, respectively. The contingent consideration was revalued by a net reduction of $3.8 million in 2013 to Selling, general and administrative expense to its estimated fair value of $20.8 million as of December 31, 2013.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at estimated fair value based on original valuations and updated quarterly for the year ended December 31, 2013 (in millions):

2013
January 1	$52.6
Payment of development milestone - QuantaLife	(6.0)
Payment of development milestone - Cell sorting system	(20.0)
Decrease in fair value of contingent consideration included in Selling, general and administrative expense - QuantaLife	(2.0)
Net decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense - Cell sorting system	(3.8)
December 31	$20.8

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liabilities as of December 31, 2013. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestone:
		Credit adjusted discount rates	0.97%	1.93%
		Projected volatility of growth rates	13.0%	15.0%
		Market price of risk	1.0%	N/A

To estimate the fair value of Level 2 debt securities as of December 31, 2013, our primary pricing provider simplified its process during the first quarter of 2013 by eliminating certain pricing sources and established S&P Capital IQ as the primary pricing source. The new pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of December 31, 2013, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performed daily reasonableness testing of S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

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

Available-for-sale investments consist of the following (in millions):

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$132.6	$0.3	$(0.4)	$132.5
Foreign brokered certificates of deposit	8.9	—	—	8.9
Municipal obligations	11.1	—	(0.1)	11.0
Asset-backed securities	48.4	0.1	(0.2)	48.3
U.S. government sponsored agencies	39.1	0.1	(0.1)	39.1
Foreign government obligations	5.6	—	—	5.6
Marketable equity securities	26.6	5.4	—	32.0
	272.3	5.9	(0.8)	277.4
Long-term investments:
Marketable equity securities	54.5	238.7	—	293.2
Asset-backed securities	0.4	—	(0.1)	0.3
	54.9	238.7	(0.1)	293.5
Total	$327.2	$244.6	$(0.9)	$570.9

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$239.3	$1.4	$(0.1)	$240.6
Foreign brokered certificates of deposit	0.4	—	—	0.4
Municipal obligations	12.0	0.1	—	12.1
Asset-backed securities	81.6	0.4	(0.1)	81.9
U.S. government sponsored agencies	92.5	0.3	(0.1)	92.7
Foreign government obligations	5.4	—	—	5.4
Marketable equity securities	24.1	0.7	(0.2)	24.6
	455.3	2.9	(0.5)	457.7
Long-term investments:
Marketable equity securities	54.5	163.0	—	217.5
Asset-backed securities	0.4	—	(0.1)	0.3
Foreign government obligations	0.2	—	—	0.2
	55.1	163.0	(0.1)	218.0
Total	$510.4	$165.9	$(0.6)	$675.7

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	December 31, 2013	December 31, 2012

Fair value of investments in a loss position 12 months or more	$2.3	$0.3
Fair value of investments in a loss position less than 12 months	$73.9	$99.0
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$0.1
Gross unrealized losses for investments in a loss position less than 12 months	$0.8	$0.5

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013 or at December 31, 2012.

Forward foreign exchange contracts: As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2013 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Consolidated Statements of Income.

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2013
Contracts maturing in January through March 2014 to sell foreign currency:
Notional value	$83.8
Unrealized loss	$—
Contracts maturing in January through March 2014 to purchase foreign currency:
Notional value	$409.4
Unrealized loss	$0.5

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2013 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value

Mature in less than one year	$97.5	$97.6
Mature in one to five years	109.1	109.2
Mature in more than five years	39.5	38.9
Total	$246.1	$245.7

The estimated fair value of financial instruments that are not recognized at fair value in the Consolidated Balance Sheets and are included in Other investments, are presented in the table below. Fair value has been determined using significant observable inputs, including quoted prices in active markets for similar instruments.  Estimates are not necessarily indicative of the amounts that could be realized in a current market exchange as considerable judgment is required in interpreting market data used to develop estimates of fair value.  The use of different market assumptions or estimation techniques could have a material effect on the estimated fair value.  Other investments include financial instruments, the majority of which has fair value based on similar, actively traded stock adjusted for various discounts, including a discount for marketability.  Long-term debt, excluding leases and current maturities, has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	December 31, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$77.5	$382.9	2	$68.4	$272.5	2
Total long-term debt, excluding leases and current maturities	$423.2	$433.0	2	$720.0	$778.4	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of December 31, 2013.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius. We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Consolidated Balance Sheets. Historically, we classified the estimated fair value of Sartorius ordinary voting stock as Level 1 under the fair value hierarchy. However, because the stock is thinly traded and in conjunction with the valuation method discussed above, we believe the classification as Level 1 was inappropriate and have classified the estimated fair value as Level 2 for all periods presented in conjunction with this filing. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2013			2012
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$193.6	$330.0	$523.6	$176.8	$319.3	$496.1
Accumulated impairment losses and write-offs	(27.2)	(1.0)	(28.2)	(27.2)	—	(27.2)
Goodwill, net	166.4	329.0	495.4	149.6	319.3	468.9
Acquisitions	14.9	—	14.9	17.4	4.1	21.5
Purchase adjustment	—	—	—	(0.6)	—	(0.6)
Goodwill written off related to excess property	—	—	—	—	(1.0)	(1.0)
Currency fluctuations	0.5	7.0	7.5	—	6.6	6.6
Balances as of December 31:
Goodwill	209.0	337.0	546.0	193.6	330.0	523.6
Accumulated impairment losses and write-offs	(27.2)	(1.0)	(28.2)	(27.2)	(1.0)	(28.2)
Goodwill, net	$181.8	$336.0	$517.8	$166.4	$329.0	$495.4

In conjunction with the acquisition of 100% of the outstanding shares of AbD Serotec in our Life Science segment in January 2013, we recorded $14.9 million of goodwill and $44.0 million of definite-lived intangible assets: $33.0 million of developed product technology, $8.8 million of licenses, $1.3 million of customer relationships/lists, $0.4 million of tradenames and $0.5 million of other purchased intangibles. The weighted average useful lives of the definite-lived intangible assets as of the acquisition date were 13.9, 13, 12, 2 and 1 years, respectively, with a total weighted average useful life of 13.7 years.

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

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	December 31, 2013
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-11	$99.8	$(41.1)	$58.7
Know how	2-12	194.6	(89.3)	105.3
Developed product technology	1-13	109.5	(36.2)	73.3
Licenses	1-12	44.9	(22.4)	22.5
Tradenames	1-9	4.3	(2.1)	2.2
Covenants not to compete	5-9	4.9	(0.7)	4.2
Other	—	0.6	(0.6)	—
		$458.6	$(192.4)	$266.2

	December 31, 2012
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-12	$102.8	$(38.4)	$64.4
Know how	1-13	189.3	(67.1)	122.2
Developed product technology	1-10	74.6	(25.1)	49.5
Licenses	1-8	35.6	(18.7)	16.9
Tradenames	1-10	7.4	(4.3)	3.1
Covenants not to compete	1-10	4.9	(0.2)	4.7
Other	1	0.1	—	0.1
		$414.7	$(153.8)	$260.9

No material impairment losses related to intangible assets were recorded in 2013 or 2012.

Amortization expense related to purchased intangible assets for the years ended December 31, 2013, 2012 and 2011 was $45.0 million, $42.8 million and $39.1 million, respectively.  Estimated future amortization expense (based on existing intangible assets) for the years ending December 31, 2014, 2015, 2016, 2017, 2018 and thereafter is $42.0 million, $39.0 million, $35.6 million, $27.0 million, $24.1 million, and $98.5 million, respectively.

5.NOTES PAYABLE AND LONG-TERM DEBT

Notes payable includes amounts borrowed against credit lines maintained locally by our international subsidiaries, under which the borrowing capacity was approximately $20.1 million, of which $15.8 million was unused at December 31, 2013.  At December 31, 2012, borrowing capacity aggregated approximately $27.9 million, of which $23.8 million was unused.  The weighted average interest rate on these lines was 3.0% and 3.2% at December 31, 2013 and 2012, respectively.  Bio-Rad guaranteed eight of these credit lines at December 31, 2013 and 2012.

The principal components of long-term debt are as follows (in millions):

	December 31, 2013	December 31, 2012

8.0% Senior Subordinated Notes due 2016	$—	$296.9
4.875% Senior Notes due 2020, net of discount	423.2	423.0
Capital leases and other debt	12.6	12.7
	435.8	732.6
Less current maturities	(0.2)	(0.2)
Long-term debt	$435.6	$732.4

Senior Subordinated Notes due 2016

In May 2009, Bio-Rad sold $300.0 million principal amount of Senior Subordinated Notes due 2016 (8.0% Notes). The sale yielded net cash proceeds of $294.8 million. In September 2013, we redeemed all of the 8.0% Notes for $312.0 million, including a call premium of $12.0 million, and expensed the remaining original issuance bond discount of $2.5 million and unamortized bond issuance costs of $1.1 million. The total expense for the redemption was $15.6 million and is included in Interest expense in our Consolidated Statements of Income.

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios. The net proceeds from the issuance of the 4.875% Notes were used, together with cash on hand, to redeem all $200.0 million of our 6.125% Notes for $204.3 million, including a call premium of $4.1 million in December 2010 and all $225.0 million of our 7.5% Notes for $234.6 million, including a call premium of $2.8 million in January 2011.

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2013 or 2012. If we had borrowed against our Credit Agreement, the borrowing rate would have been 2.0% at December 31, 2013. The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of December 31, 2013.

Maturities of long-term debt at December 31, 2013 are as follows: 2014 - $0.2 million; 2015 - $0.2 million; 2016 - $0.2 million; 2017 - $0.2 million; 2018 - $0.2 million; thereafter - $434.8 million.

6. INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
U.S.	$5.7	$110.6	$111.8
International	106.7	119.3	134.0
Income before taxes	$112.4	$229.9	$245.8

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Current tax expense (benefit):
U.S. Federal	$(5.0)	$34.4	$29.0
State	0.6	4.1	3.5
International	38.3	37.3	42.0
Current tax expense	33.9	75.8	74.5
Deferred tax (benefit) expense:
U.S. Federal	4.8	(3.1)	6.7
State	(0.1)	(0.9)	0.4
International	(9.4)	(6.3)	(9.1)
Deferred tax benefit	(4.7)	(10.3)	(2.0)
Non-current tax expense (benefit)	5.4	(1.1)	(5.5)
Provision for income taxes	$34.6	$64.4	$67.0

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
U. S. statutory tax rate	35%	35%	35%
Impact of foreign operations	(6)	(3)	(4)
Research tax credits	(6)	—	(1)
Nontaxable subsidies	(2)	(1)	(1)
Tax settlements and changes to unrecognized tax benefits	5	—	(2)
Contingent consideration	(1)	(2)	—
Other	6	(1)	—
Provision for income taxes	31%	28%	27%

The effective tax rate for 2013 included a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013. The effective tax rate for 2013 was higher than 2012 primarily due to an increase in tax liabilities and audit settlements in our foreign jurisdictions, and a lower domestic production activities deduction as a result of lower U.S. taxable income in 2013. The effective tax rates for 2013 and 2012 reflected tax benefits related to adjustments to the fair value of the QuantaLife contingent consideration. The effective tax rate for 2011 reflected tax benefits from nontaxable dividend income and the release of tax liabilities.

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

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2013	2012
Deferred tax assets:
Bad debt, inventory and warranty accruals	$27.5	$24.1
Legal reserves	12.0	—
Other post-employment benefits, vacation and other reserves	22.2	26.5
Tax credit and net operating loss carryforwards	62.3	62.1
Other	19.0	18.3
Valuation allowance	(64.0)	(52.9)
	79.0	78.1
Deferred tax liabilities:
Property and equipment	17.2	8.6
Investments and intangible assets	147.0	119.3
	164.2	127.9
Net deferred tax liabilities	$(85.2)	$(49.8)

At December 31, 2013, Bio-Rad’s international subsidiaries had combined net operating loss carryforwards of $116.6 million.  Of these loss carryforwards, $114.6 million have no expiration date.  We believe that it is more likely than not that the benefit from most of these net operating loss carryforwards will not be realized. We have provided a valuation allowance of $28.0 million relating to these net operating loss carryforwards.

At December 31, 2013, Bio-Rad had U.S. Federal net operating loss carryforwards of approximately $17 million as a result of acquisitions. These carryforwards are subject to limitation on their utilization and will expire between 2018 and 2030. At December 31, 2013, Bio-Rad had U.S. Federal research tax credit carryforwards of $1.5 million, which are subject to limitations on their utilization.

At December 31, 2013, Bio-Rad had approximately $53 million of California net operating loss carryforwards related to the acquisition of QuantaLife. We believe that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized and have recorded a full valuation allowance against these losses. At December 31, 2013, Bio-Rad had a deferred tax asset of $21.4 million relating to California research tax credit carryforwards, including $2.0 million from the acquisition of QuantaLife, which may be carried forward indefinitely.  Based on our judgment and consistent with prior years, we have recorded a full valuation allowance against the deferred tax asset.

We believe that it is more likely than not that certain of these deferred tax assets described above will not be realized in the foreseeable future. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2013 will be recognized as a reduction of income tax expense.

The tax years subject to examination by tax authorities in major jurisdictions that Bio-Rad operates in include the years 2009 and forward for the U.S., and the years 2008 and forward for certain foreign jurisdictions, including France, Switzerland and Germany.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2013	2012	2011
Unrecognized tax benefits – January 1	$12.6	$11.3	$16.6
Additions to tax positions related to prior years	4.7	1.3	1.2
Reductions to tax positions related to prior years	(0.8)	(0.8)	(0.4)
Additions to tax positions related to the current year	2.0	1.6	1.5
Settlements	(0.3)	—	(2.2)
Lapse of statute of limitations	(1.7)	(3.0)	(5.1)
Acquisitions	—	2.2	—
Currency translation	(0.3)	—	(0.3)
Unrecognized tax benefits – December 31	$16.2	$12.6	$11.3

Substantially all our unrecognized tax benefits at December 31, 2013, 2012 and 2011 would affect the effective tax rate if recognized.

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, Bio-Rad has accrued interest of $3.4 million , $1.9 million and $2.0 million as of December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, we believe that it is reasonably possible that $1.5 million of our unrecognized tax benefits may be recognized by the end of 2014 as a result of statute lapses.  These benefits are related to uncertainty regarding sustainability of certain deductions and credits for tax years that remain subject to examination by the relevant tax authorities.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in their operations. As of December 31, 2013, Bio-Rad had not made a provision for U.S. or additional foreign withholding taxes on approximately $537 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances.  If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would be approximately $108 million.

7.    STOCKHOLDERS' EQUITY

Bio-Rad’s issued and outstanding stock consists of Class A Common Stock (Class A) and Class B Common Stock (Class B).  Each share of Class A and Class B participates equally in the earnings of Bio-Rad, and is identical in all respects except as follows. Class A has limited voting rights.  Each share of Class A is entitled to one tenth of a vote on most matters, and each share of Class B is entitled to one vote.  Additionally, Class A stockholders are entitled to elect 25% of the Board of Directors and Class B stockholders are entitled to elect 75% of the directors. Cash dividends may be paid on Class A shares without paying a cash dividend on Class B shares but no cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares.  Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the stockholder.  The founders of Bio-Rad, the Schwartz family, collectively hold a majority of Bio-Rad’s voting stock.  As a result, the Schwartz family is able to exercise significant influence over Bio-Rad.

Changes to Bio-Rad's common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at January 1, 2011	22,677	5,175
B to A conversions	39	(39)
Issuance of common stock	304	28
Balance at December 31, 2011	23,020	5,165
B to A conversions	59	(59)
Issuance of common stock	253	44
Balance at December 31, 2012	23,333	5,150
B to A conversions	80	(80)
Issuance of common stock	269	27
Balance at December 31, 2013	23,681	5,097

Treasury Shares

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased in the open market as of December 31, 2013. The Amended and Restated Credit Agreement (Credit Agreement) limits our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy the minimum statutory tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock has vested as of December 31, 2013, and therefore we do not anticipate any repurchasing of shares for this purpose. We had no other repurchases of our stock during 2013 or 2012.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity consists of the following components, all net of income taxes (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Bio-Rad Accumulated other comprehensive income	Non-controlling interests	Total Accumulated other comprehensive income
Balance at January 1, 2012	$149.2	$0.2	$49.3	$198.7	$(0.2)	$198.5
Other comprehensive income (loss), net of tax before reclassifications	23.6	(8.5)	65.4	80.5	—	80.5
Amounts reclassified from Accumulated other comprehensive income	0.1	0.2	(5.0)	(4.7)	—	(4.7)
Net current-period Other comprehensive income (loss), net of tax	23.7	(8.3)	60.4	75.8	—	75.8
Balance at December 31, 2012	$172.9	$(8.1)	$109.7	$274.5	$(0.2)	$274.3
Other comprehensive income (loss), net of tax before reclassifications	16.7	(0.5)	49.5	65.7	—	65.7
Amounts reclassified from Accumulated other comprehensive income	(0.2)	0.5	0.2	0.5	0.2	0.7
Net current-period Other comprehensive income, net of tax	16.5	—	49.7	66.2	0.2	66.4
Balance at December 31, 2013	$189.4	$(8.1)	$159.4	$340.7	$—	$340.7

The effects on the Consolidated Statements of Income of amounts reclassified from Accumulated other comprehensive income for the period ended December 31, 2012 are summarized in the following table:

Details about Accumulated other comprehensive income components	Amount reclassified from Accumulated other comprehensive income	Affected line item

Amortization of foreign other post-employment benefit items	(0.3)	Selling, general and administrative expense
	0.1	Income tax expense
	$(0.2)	Net of income taxes

Net holding gains on available-for-sale investments	7.9	Other (income) expense, net
	(2.9)	Income tax expense
	5.0	Net of income taxes

The effects on the Consolidated Statements of Income of amounts reclassified from Accumulated other comprehensive income for the period ended December 31, 2013 are summarized in the following table:

Details about Accumulated other comprehensive income components	Amount reclassified from Accumulated other comprehensive income	Affected line item

Amortization of foreign other post-employment benefit items	(0.7)	Selling, general and administrative expense
	0.2	Income tax expense
	$(0.5)	Net of income taxes

Net holding losses on available-for-sale investments	(0.3)	Other (income) expense, net
	0.1	Income tax expense
	(0.2)	Net of income taxes

9. SHARE-BASED COMPENSATION/STOCK OPTION AND PURCHASE PLANS

Description of Share-Based Compensation Plans

Stock Option and Award Plans
We have three stock option plans for officers and certain other employees: the 1994 Stock Option Plan (1994 Plan); the 2003 Stock Option Plan (2003 Plan); and the 2007 Incentive Award Plan (2007 Plan).  The 1994 Plan and 2003 Plan authorized the grant of incentive stock options and non-qualified stock options to employees. The 2007 Plan authorizes the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and other types of equity awards to employees.  We no longer grant stock option grants under the 1994 Plan or 2003 Plan.  Since 2007, all share-based compensation grants have been from the 2007 Plan. A total of 1,650,360 shares have been reserved for issuance of equity awards under the 2007 Plan and may be of either Class A or Class B common stock.  At December 31, 2013, there were 492,310 shares available to be granted in the future.

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

For 2013, 2012 and 2011, we recognized share-based compensation expense of $13.7 million, $13.2 million and $10.7 million, respectively.  We did not capitalize any share-based compensation expense in inventory.

For options and awards, we amortize the fair value on a straight-line basis.  All stock compensation awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock Options
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2011	1,057,819	$57.12
Granted	58,500	$99.49
Exercised	(220,372)	$42.44
Forfeited/expired	(7,197)	$62.98
Outstanding, December 31, 2011	888,750	$63.50
Granted	55,250	$107.32
Exercised	(181,707)	$44.66
Forfeited/expired	(15,000)	$87.78
Outstanding, December 31, 2012	747,293	$70.83
Granted	55,050	$117.67
Exercised	(159,450)	$54.16
Forfeited/expired	(13,250)	$91.32
Outstanding, December 31, 2013	629,643	$78.72	4.53	$28.3
Vested and expected to vest,
December 31, 2013	612,946	$77.91	4.41	$28.0
Exercisable, December 31, 2013	472,193	$70.14	3.23	$25.2

The following summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Term (in years)	Weighted -Average Exercise Price	Number Exercisable	Weighted - Average Exercise Price
$ 53.75 - $ 62.47	191,930	1.41	$58.40	191,930	$58.40
$ 63.00 - $ 75.38	178,413	3.53	$69.87	168,313	$69.56
$ 84.57 - $107.32	204,250	6.93	$95.03	111,950	$91.11
$117.00 - $122.36	55,050	9.71	$117.67	—	$—
Totals	629,643			472,193

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value on the date of exercise of stock options exercised during 2013, 2012 and 2011 was approximately $11 million, $11 million and $14 million, respectively. The total fair value of options vested during 2013, 2012 and 2011 was $2.2 million, $2.3 million and $3.3 million, respectively.

Cash received from stock options exercised during 2013, 2012 and 2011 was $4.1 million, $3.4 million and $7.7 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $6.6 million, $6.5 million and $6.0 million in 2013, 2012 and 2011, respectively.

As of December 31, 2013, there was $6.1 million of total unrecognized compensation cost from stock options. This amount is expected to be recognized in the future over a weighted-average period of approximately 3 years.

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	28%	30%	32%
Risk-free interest rate	2.65%	1.53%	1.71%
Expected life (in years)	8.9	9.0	8.6
Expected dividend	—	—	—
Weighted-average fair value of options granted	$47.25	$41.82	$40.81

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

The following table summarizes restricted stock activity:

	Year Ended December 31,
	2013		2012		2011
	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value	Restricted Stock Shares	Weighted- Average Grant-Date Fair Value
Nonvested shares, at
beginning of year	12,957	$88.09	39,629	$84.07	68,893	$83.21
Vested	(12,610)	$88.09	(25,124)	$81.98	(26,179)	$81.98
Cancelled/forfeited	(347)	$88.00	(1,548)	$84.20	(3,085)	$82.63
Nonvested shares, at
end of year	—	$—	12,957	$88.09	39,629	$84.07

As of December 31, 2013, there was no unrecognized compensation cost related to restricted stock.

Restricted Stock Units
Restricted stock units, which are rights to receive shares of company stock, were granted from 2007 through 2013 under the 2007 Plan.  The fair value of each restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock unit activity:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value as of December 31, 2013 (in millions)
Outstanding, January 1, 2011	242,222	$80.61
Granted	127,920	$98.25
Vested	(54,350)	$79.67
Forfeited	(16,430)	$80.70
Outstanding, December 31, 2011	299,362	$88.31
Granted	138,840	$107.32
Vested	(75,466)	$85.52
Forfeited	(14,235)	$89.31
Outstanding, December 31, 2012	348,501	$96.45
Granted	144,445	$117.09
Vested	(92,273)	$92.26
Forfeited	(25,243)	$96.08
Outstanding, December 31, 2013	375,430	$105.44	2.13	$46.4

As of December 31, 2013, there was approximately $30.5 million of total unrecognized compensation cost related to restricted stock units.  This amount is expected to be recognized over a remaining weighted-average period of approximately 4 years.

Employee Stock Purchase Plans
The fair value of the employees’ purchase rights under the 2011 ESPP and the 1988 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	19%	27%	20%
Risk-free interest rate	0.05%	0.07%	0.06%
Expected life (in years)	0.25	0.25	0.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$21.76	$20.70	$20.35

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

We sold 103,669 shares for $10.0 million, 107,749 shares for $9.2 million and 96,362 shares for $8.1 million under the 2011 ESPP and 1988 ESPP to employees in 2013, 2012 and 2011, respectively.  At December 31, 2013, 388,582 shares remain authorized and available for issuance under the 2011 ESPP.

We currently issue new shares to satisfy stock option exercises, restricted stock issuances and ESPP stock purchases.

10. OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2013	2012	2011

Interest and investment income	$(13.4)	$(11.4)	$(8.2)
Net realized losses (gains) on investments	0.3	(8.7)	(0.7)
Other-than-temporary impairment losses on investments	0.3	1.0	2.1
Losses (gains) on disposal of property, plant and equipment	0.5	(3.8)	0.2
Miscellaneous other (income) expense items, net	(0.5)	1.0	(1.0)
Other (income) expense, net	$(12.8)	$(21.9)	$(7.6)

Other-than-temporary impairment losses on investments were recorded in 2013, 2012 and 2011 on certain of our available-for-sale investments in light of the continuing declines in their market prices at that time, primarily associated with our investment in a sovereign nation with large deficits and our decision to sell holdings in a particular adviser account.

In December 2012, we sold a building for $6.4 million in our Clinical Diagnostics segment that was associated with a 1999 acquisition. We recognized a gain on the sale of $4.3 million and a portion of goodwill recorded in a 1999 acquisition was written off of $1.0 million.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income including noncontrolling interests to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Net income including noncontrolling interests	$77.8	$165.5	$178.8
Adjustments to reconcile net income including
noncontrolling interests to net cash provided by
operating activities (net of effects of acquisitions):
Depreciation and amortization	147.2	130.4	121.0
Share-based compensation	13.7	13.2	10.7
Losses (gains) on dispositions of securities	0.6	(7.6)	1.5
Losses (gains) on dispositions of fixed assets	0.5	(4.8)	0.2
Excess tax benefits from share-based compensation	(2.7)	(2.9)	(3.2)
Changes in fair value of contingent consideration	(5.8)	(16.1)	—
(Increase) decrease in accounts receivable, net	(24.2)	4.4	(20.1)
Increase in inventories, net	(33.4)	(4.3)	(45.2)
Increase in other current assets	(4.2)	(5.6)	11.1
Increase (decrease) in accounts payable
and other current liabilities	33.2	19.0	(6.6)
(Decrease) increase in income taxes payable	(38.0)	(18.0)	5.4
Decrease in deferred income taxes	(4.0)	(10.3)	(1.6)
Write-off of goodwill	—	1.0	—
Net increase/decrease in other long-term liabilities/assets	14.8	12.1	10.7
Net cash provided by operating activities	$175.5	$276.0	$262.7

Non-cash investing activities:
Purchased intangible assets	$12.0	$0.5	$—
Purchased marketable securities and investments	$0.4	$1.6	$11.6

12. COMMITMENTS AND CONTINGENT LIABILITIES

Rents and Leases

Net rental expense under operating leases was $45.5 million, $41.4 million and $42.4 million in 2013, 2012 and 2011, respectively.  Leases are principally for facilities and automobiles.

Annual future minimum lease payments at December 31, 2013 under operating leases are as follows: 2014 - $39.1 million; 2015 - $30.1 million; 2016 - $24.0 million; 2017 - $18.6 million; and 2018 and beyond - $49.8 million.

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of the Board of Directors.  Bio-Rad has no liability other than for the current year’s contribution.  Contribution expense was $13.5 million, $12.1 million and $12.1 million in 2013, 2012 and 2011, respectively.

Other Post-Employment Benefits

In several foreign locations we are statutorily required to provide a lump sum severance or termination indemnity to our employees.  Under these plans, the vested benefit obligation at December 31, 2013 and 2012 was $46.3 million and $39.5 million, respectively, and has been included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.  These plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets to settle these obligations.

Purchase Obligations

As of December 31, 2013, we had obligations that have been recognized on our balance sheet of $99.0 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty.

The annual future fixed and determinable portion of our purchase obligations that have been recognized on our balance sheet as of December 31, 2013 are as follows: 2015 to 2016 - $32.3 million, 2017 to 2018 - $7.3 million and after 2018 - $59.4 million.

As of December 31, 2013, we had purchase obligations that have not been recognized on our balance sheet of $65.4 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2013 are as follows: 2014 - $57.4 million, 2015 - $7.2 million, 2016 - $0.4 million and 2017 - $0.4 million.

Letters of Credit

In the ordinary course of business, we are at times required to post letters of credit.  The letters of credit are issued by our banks to guarantee our obligations to various parties including insurance companies. We were contingently liable for $8.2 million of standby letters of credit with banks as of December 31, 2013.

Contingent Consideration

During the fourth quarter of 2011, we recognized a contingent consideration liability upon our acquisition of QuantaLife related to potential future payments due upon the achievement of certain sales and development milestones. The contingent consideration was initially recognized at its estimated fair value of $24.1 million, based on a probability-weighted income approach. As of the acquisition date of October 4, 2011, total contingent consideration could have originally reached a maximum of $48 million upon the achievement of all sales milestones and a development milestone. The development milestone was met as of December 31, 2012, resulting in a payment of $6.0 million in January 2013. During 2012, the first three short-term sales milestones were not met and therefore the fair value of the contingent consideration was lowered by $16.1 million and credited to Selling, general and administrative expense. During 2013, we did not expect that any of the remaining sales milestones would be met and therefore $2.0 million of the remaining contingent consideration liability was credited to Selling, general and administrative expense.

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones and was recorded at $44.6 million in 2012. The development milestones have been achieved and payments totaling $20.0 million were made in 2013. Based on the most recent valuation, the sales milestones could potentially range from $0 to a maximum of 60.0%, 51.32% and 50.38% of annual cell sorting system purchase orders, with payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for three consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $20 million, $30 million and $45 million for the three consecutive years, respectively. The contingent consideration was revalued by a net reduction of $3.8 million to Selling, general and administrative expense to its estimated fair value of $20.8 million as of December 31, 2013.

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2013, approximately seven percent of Bio-Rad's approximately 3,000 U.S. employees are covered by a collective bargaining agreement, which will expire on November 8, 2016.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

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

The DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  While we have been engaged in discussions with the DOJ and SEC concerning a resolution of these matters, we are unable to estimate a range of reasonably possible outcomes of this matter that differs from our Estimated loss contingency recorded in the latter half of 2013 of $35.0 million, including $5.0 million of accrued interest. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business or financial condition.  We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

Information regarding industry segments at December 31, 2013, 2012, and 2011 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Segment net sales	2013	$710.0	$1,408.0	$14.7
	2012	688.4	1,365.5	15.3
	2011	694.7	1,363.8	15.0

Allocated interest expense	2013	$10.4	$30.1	$0.1
	2012	13.4	37.8	0.2
	2011	14.2	38.9	0.2

Depreciation and amortization	2013	$32.6	$91.5	$0.1
	2012	26.3	92.9	0.1
	2011	17.3	93.2	0.2

Segment (loss) profit	2013	$(13.7)	$176.2	$1.1
	2012	13.2	202.6	1.6
	2011	46.7	206.7	1.3

Segment assets	2013	$389.1	$980.9	$5.1
	2012	359.9	917.0	4.3

Capital expenditures	2013	$19.8	$72.8	$0.2
	2012	17.3	76.8	0.1

Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker. In 2013, this included the accrual of $35.0 million in connection with our initial efforts to resolve the SEC and DOJ investigations relating to the FCPA that was recorded in the latter half of 2013 (see Note 13), and the $15.6 million expense for the redemption of our 8.0% Senior Subordinated Notes (see Note 5). The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2013	2012	2011
Total segment profit	$163.6	$217.4	$254.7
Foreign exchange losses	(8.6)	(5.0)	(13.8)
Net corporate operating, interest and other expense, net not allocated to segments	(55.4)	(4.4)	(2.7)
Other income (expense), net	12.8	21.9	7.6
Consolidated income before taxes	$112.4	$229.9	$245.8

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2013	2012
Total segment assets	$1,375.1	$1,281.2
Cash and other current assets	835.1	1,092.0
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	(14.9)	(4.2)
Goodwill, net	517.8	495.4
Other long-term assets	675.7	579.1
Total assets	$3,388.8	$3,443.5

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2013	2012	2011
Europe	$886.1	$837.0	$896.4
Pacific Rim	413.3	425.7	398.4
United States	677.7	656.7	631.0
Other (primarily Canada and Latin America)	155.6	149.8	147.7
Total net sales	$2,132.7	$2,069.2	$2,073.5

The following presents Other assets and Property, plant and equipment, net by geographic region based upon the location of the asset (in millions):

	December 31,
	2013	2012
Europe	$217.4	$199.1
Pacific Rim	28.2	30.0
United States	579.9	487.8
Other (primarily Canada and Latin America)	13.4	18.1
Total Other assets and Property, plant and equipment, net	$838.9	$735.0

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

During the third quarter of 2013, we identified errors in the consolidated financial statements for the years 2011 and 2012 (and for all interim periods therein) and in the unaudited interim condensed consolidated financial statements for the three month periods ended March 31, 2013 and June 30, 2013, related to the valuation of finished goods inventory in our Life Science segment. We were inappropriately expensing inventory in amounts greater than actual costs for non-sales transactions, primarily related to inventory being used for demonstration purposes and product samples that are recorded to Selling, general and administrative expense. In addition, the Life Science segment inventory error affected cost of goods sold as we relieved inventory at a higher cost than incurred on limited sales to third parties produced in a non-U.S. manufacturing facility.

During the third quarter of 2013, we revised the classification of one item for all periods presented from “Provision for income taxes” to “Research and development expense” in our Consolidated Statements of Income to conform to the current year presentation. The item reclassified pertains to a refundable French R&D tax credit, which after the reclassification reduces Research and development expense. We believe this presentation is appropriate as we are not required to have taxable income in order to earn the credits.

Management evaluated the materiality of all the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while the accumulation of these errors was significant to the three months ended September 30, 2013, their correction would not be material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we are correcting these errors in every affected period in the 2013 Financial Statements included in this Form 10-K.

The impact of the immaterial error correction, and the reclassification, both described above are presented on a as reported, adjustment and as revised basis in the following summarized quarterly financial data for 2013 and 2012 (in millions, except per share data):

As reported:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$499.7	$525.3	$505.1	$602.6
Gross profit	271.4	300.1	284.2	322.7
Net income (loss) attributable to Bio-Rad	19.5	34.7	(7.1)	30.1
Basic earnings (loss) per share	$0.68	$1.22	$(0.25)	$1.05
Diluted earnings (loss) per share	$0.68	$1.20	$(0.25)	$1.04

2012
Net sales	$486.3	$510.4	$498.7	$573.8
Gross profit	278.6	287.9	273.5	314.1
Net income attributable to Bio-Rad	31.0	48.3	42.4	42.0
Basic earnings per share	$1.10	$1.71	$1.50	$1.48
Diluted earnings per share	$1.09	$1.69	$1.48	$1.46

Adjustments:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income (loss) attributable to Bio-Rad	0.7	(0.1)	—	—
Basic earnings (loss) per share	$0.03	$(0.01)	$—	$—
Diluted earnings (loss) per share	$0.02	$—	$—	$—

2012
Net sales	$—	$—	$—	$—
Gross profit	0.1	0.2	0.3	0.4
Net income attributable to Bio-Rad	0.5	(0.2)	0.2	1.2
Basic earnings per share	$0.02	$(0.01)	$0.01	$0.04
Diluted earnings per share	$0.01	$(0.01)	$0.01	$0.05

As revised:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$499.7	$525.3	$505.1	$602.6
Gross profit	271.4	300.1	284.2	322.7
Net income (loss) attributable to Bio-Rad	20.2	34.6	(7.1)	30.1
Basic earnings (loss) per share	$0.71	$1.21	$(0.25)	$1.05
Diluted earnings (loss) per share	$0.70	$1.20	$(0.25)	$1.04

2012
Net sales	$486.3	$510.4	$498.7	$573.8
Gross profit	278.7	288.1	273.8	314.5
Net income attributable to Bio-Rad	31.5	48.1	42.6	43.2
Basic earnings per share	$1.12	$1.70	$1.51	$1.52
Diluted earnings per share	$1.10	$1.68	$1.49	$1.51

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

We evaluated the materiality of this error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that while the accumulation of this error was significant to the three-month period ended March 31, 2012, the correction was not material to any individual prior period or for the year ended December 31, 2012, nor did it have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting at December 31, 2013, which we view as an integral part of our disclosure controls and procedures, discussed in further detail below.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended (Exchange Act).  Our internal control is designed to provide reasonable assurance regarding the preparation and fair presentation of our financial statements presented in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has used the criteria set forth in the report entitled “Internal Control - Integrated Framework (1992)” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of Bio-Rad’s internal control over financial reporting at December 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with our assessment of the effectiveness of internal control over financial reporting at December 31, 2013, we identified the following material weakness that existed at December 31, 2013:

A material weakness exists in the design of monitoring controls over operations at certain of our locations both within the United States and overseas, as well as a lack of documentation required to operate these controls appropriately.  Specifically, the precision at which these controls are designed and documented, and the completeness and timeliness of communication between some of our locations are not sufficient to detect and correct a material misstatement in our consolidated financial statements. As a result there was a misstatement in a foreign pension accrual, and there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be detected or prevented.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective at December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements of Bio-Rad Laboratories, Inc. for the year ended December 31, 2013 and has issued an attestation report on the effectiveness of Bio-Rad’s internal control over financial reporting at December 31, 2013, as stated in their report.

(c) Completed and Planned Remediation Actions to Address the Material Weakness

Our management has discussed the results of the evaluation and assessment with our Audit Committee.

Management intends to enhance its management review controls used to monitor our financial information worldwide. Our enhancements will increase the level of precision in our management review controls. Management plans to enhance its review controls by (i) designing and documenting additional management review controls, (ii) documenting, as needed, precision and specificity to existing management review controls, and (iii) supplementing resources and providing training to effectively perform management review controls.

We intend to formalize through documentation, communication and training the steps required for investigation of financial deviations or differences from expectation detected in our management review controls and the procedures for execution and communication of timely corrective actions, as needed. We believe this planned increased level of precision in our management review controls will allow for earlier detection of errors.

In addition, the design of our monitoring controls will follow a top-down approach that begins at the financial statement level to identify and assess the overall risks to internal control over financial reporting.

We also plan to make organizational changes and develop skills in our employees across all functions involved in the performance of internal control over financial reporting to ensure that we have adequate local, regional and global monitoring, oversight and timely communication.

However, we cannot assure you that we will be able to remediate the material weakness or that additional deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional significant deficiencies or material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline.

(d) Changes in Internal Control Over Financial Reporting

In connection with our preparation of our financial statements for 2012 and our assessment of the effectiveness of our internal controls over financial reporting, we determined that we had a material weakness at December 31, 2012. The elements of this material weakness were significant deficiencies with respect to our accounting close process, revenue recognition process, reagent rental process and expenditure controls at our German subsidiary which, when aggregated, constituted a material weakness at December 31, 2012. At December 31, 2013, management believes it has sufficient evidence to conclude that the changes listed below, which were initiated throughout the year and which were designed to remediate these significant deficiencies, were completely implemented during the three-month period ended December 31, 2013. Changes designed to remediate these significant deficiencies that were implemented during 2013 include the following:

Enhancements to the accounting close process

•	Formalized our period end disclosure review controls.

•	Enhanced our reconciliation review controls.

•	Transferred experienced personnel and hired additional temporary staff to improve management of the accounting function at our German subsidiary.
Enhancements to revenue recognition process

•	Changed sales personnel in our Chinese subsidiary.

•	Implemented and enforced internal controls for analyzing credit risk.
Enhancements to the reagent rental process at certain of our international subsidiaries

•	Inventoried our reagent rental agreements.

•	Reconciled reagent rental accounting records.

•	Standardized the monitoring of reagent rental customer commitments.
Enhancements to our expenditure controls at our German subsidiary

•	Transferred experienced personnel and hired additional temporary staff to improve management of the accounting function of our German subsidiary.

•	Enhanced our management review controls over expenditure budget to actual by adding precision.

•	Addressed segregation of duty issues.

Despite these changes, we concluded that a material weakness exists at December 31, 2013 with respect to our monitoring controls and the timeliness of communication.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2014 annual meeting of stockholders (the “2014 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2014 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”  In addition, the information from a portion of the 2014 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2014 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2013
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	1,005,073	$78.72	880,892 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	1,005,073	$78.72	880,892

(1)	Consists of the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(2)	Consists of 492,310 shares available under the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and 388,582 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(3)	Excludes Restricted Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2014 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2014 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1	Index to Financial Statements – See Item 8 of Part II of this report “Financial Statements and
Supplementary Data" on page 37 for a list of financial statements.

2	Schedule II Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or the notes thereto.

3	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 92 through 95 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2013, 2012, and 2011
(in thousands)

Allowance for doubtful accounts receivable

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
2013	$29,202	$9,181	$(5,912)	$32,471
2012	$33,259	$7,597	$(11,654)	$29,202
2011	$25,052	$15,112	$(6,905)	$33,259

Valuation allowance for current and long-term deferred tax assets

	Balance at Beginning of Year	Additions Charged (Credited) to Income Tax Expense	Deductions	Other (A)	Balance at End of Year
2013	$52,856	$11,155	$—	$—	$64,011
2012	$48,926	$3,700	$—	$230	$52,856
2011	$37,015	$6,356	$—	$5,555	$48,926

(A)  Due to acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Christine A. Tsingos
Christine A. Tsingos
Executive Vice President, Chief Financial Officer

Date:	March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Chairman of the Board, President
/s/ Norman Schwartz	and Chief Executive Officer	March 17, 2014
(Norman Schwartz)

Principal Financial Officer:
/s/ Christine A. Tsingos	Executive Vice President,
(Christine A. Tsingos)	Chief Financial Officer	March 17, 2014

Principal Accounting Officer:
/s/ James R. Stark	Vice President, Corporate Controller	March 17, 2014
(James R. Stark)

Other Directors:
/s/ Louis Drapeau	Director	March 17, 2014
(Louis Drapeau)

/s/ Albert J. Hillman	Director	March 17, 2014
(Albert J. Hillman)

/s/ Robert M. Malchione	Director	March 17, 2014
(Robert M. Malchione)

/s/ Deborah J. Neff	Director	March 17, 2014
(Deborah J. Neff)

/s/ Alice N. Schwartz	Director	March 17, 2014
(Alice N. Schwartz)

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

2.1	Share Purchase Agreement as of May 14, 2007 by and among Bio-Rad Laboratories, Inc. and certain selling shareholders regarding the purchase of 77.6765% of the equity of DiaMed Holding AG. (1)

3.1	Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (2)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (2)

3.2	Bylaws of Bio-Rad Laboratories, Inc. (2)

4.1	Indenture dated as of August 11, 2003 for 7.50% Senior Subordinated Notes due 2013 among Bio-Rad
Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as Trustee. (3)

4.2	Exchange and Registration Rights Agreement dated as of August 11, 2003 for 7.50% Senior Subordinated
Notes due 2013. (3)

4.3	Indenture dated as of May 26, 2009 for 8.00% Senior Subordinated Notes due 2016 among Bio-Rad
Laboratories, Inc., as Issuer, and Wells Fargo Bank, N.A., as Trustee. (4)

4.4	Exchange and Registration Rights Agreement dated as of May 26, 2009 for 8.00% Senior Subordinated Notes due 2016. (4)

4.5	Indenture dated as of December 9, 2010 for 4.875% Senior Notes due 2020 among Bio-Rad Laboratories, Inc., as Issuer, and Wilmington Trust FSB, as Trustee. (5)

10.1	Second Amended and Restated Credit Agreement, dated as of June 21, 2010, by and among Bio-Rad
Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A. as administrative agent, Union
Bank of California N.A., and Wells Fargo Bank, N.A., as co-syndication agents, and Bank of America, N.A. and
HSBC Bank USA, National Association, as co-documentation agents. (6)

10.2	Second Amended and Restated Security Agreement, dated as of June 21, 2010, between Bio-Rad
Laboratories, Inc. and JPMorgan Chase Bank, N.A., as administrative agent. (6)

10.3	Second Amended and Restated Pledge Agreement, dated as of June 21, 2010, between Bio-Rad
Laboratories, Inc. and JPMorgan Chase Bank, N.A., as administrative agent. (6)

Exhibit No.

10.4	1994 Stock Option Plan. (7)

10.4.1	Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 28, 1998. (8)

10.4.2	Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated December 6, 1999. (8)

10.4.3	Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated September 19, 2000. (8)

10.4.4	Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 25, 2001. (8)

10.4.5	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated February 18, 2009. (9)

10.4.6	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated December 12, 2011. (20)

10.5	Amended and Restated 1988 Employee Stock Purchase Plan. (10)

10.5.1	Amendment to the Amended 1988 Employee Stock Purchase Plan. (11)

10.5.2	Amendment to the Bio-Rad Laboratories, Inc. Amended and Restated 1988 Employee Stock Purchase Plan (12)

10.6	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan (13)

10.7	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (14)

10.8	2003 Stock Option Plan. (15)

10.8.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (16)

10.9	2007 Incentive Award Plan. (17)

10.9.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007
Incentive Award Plan. (18)

10.10	Form of Indemnification Agreement (19)

10.11	Second Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., dated March 1, 2012. (21)

21.1	Listing of Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

Exhibit No.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's
Annual Report on Form 10-K for the year ended December 31, 2013, is filed in XBRL (Extensible
Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income,
(iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows,
(v) the Consolidated Statements of Changes in Stockholders' Equity, (vi) the Notes to Consolidated Financial
Statements and (vii) Schedule II - Valuation and Qualifying Accounts.

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