Form 10-Q
period 2014-03-31
BIO RAD LABORATORIES INC
filed 2014-05-08
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at April 29, 2014
Class A Common Stock, Par Value $0.0001 per share	23,727,428
Class B Common Stock, Par Value $0.0001 per share	5,091,890

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2014

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS:	(Unaudited)
Cash and cash equivalents	$364,507	$331,551
Short-term investments	276,826	277,369
Accounts receivable, net	383,928	422,660
Inventories:
Raw materials	108,549	105,708
Work in process	145,172	129,894
Finished goods	260,131	265,689
Total inventories	513,852	501,291
Prepaid expenses, taxes and other current assets	227,697	214,985
Total current assets	1,766,810	1,747,856
Property, plant and equipment, at cost	1,105,803	1,087,315
Less: accumulated depreciation and amortization	(674,927)	(657,960)
Property, plant and equipment, net	430,876	429,355
Goodwill, net	520,525	517,770
Purchased intangibles, net	256,444	266,188
Other investments	420,241	377,870
Other assets	46,482	49,751
Total assets	$3,441,378	$3,388,790

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$130,864	$148,510
Accrued payroll and employee benefits	133,048	130,658
Notes payable and current maturities of long-term debt	1,732	1,786
Income and other taxes payable	32,596	33,555
Estimated loss contingency	39,800	30,000
Other current liabilities	143,211	142,963
Total current liabilities	481,251	487,472
Long-term debt, net of current maturities	435,611	435,615
Other long-term liabilities	291,913	278,981
Total liabilities	1,208,775	1,202,068

Stockholders’ equity:
Class A common stock, shares issued 23,727,025 and 23,680,749 at 2014 and 2013, respectively; shares outstanding 23,726,903 and 23,680,627 at 2014 and 2013, respectively	2	2
Class B common stock, shares issued 5,092,907 and 5,096,780 at 2014 and 2013, respectively; shares outstanding 5,091,990 and 5,095,863 at 2014 and 2013, respectively	1	1
Additional paid-in capital	247,318	239,986
Class A treasury stock at cost, 122 shares at 2014 and 2013	(12)	(12)
Class B treasury stock at cost, 917 shares at 2014 and 2013	(89)	(89)
Retained earnings	1,612,785	1,606,117
Accumulated other comprehensive income	372,598	340,717
Total stockholders’ equity	2,232,603	2,186,722
Total liabilities and stockholders’ equity	$3,441,378	$3,388,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net sales	$509,344	$499,672
Cost of goods sold	234,055	228,260
Gross profit	275,289	271,412
Selling, general and administrative expense	202,275	185,917
Research and development expense	52,543	50,343
Income from operations	20,471	35,152
Interest expense	3,857	10,977
Foreign exchange losses, net	2,737	1,528
Other (income) expense, net	(661)	(1,400)
Income before income taxes	14,538	24,047
Provision for income taxes	(7,870)	(3,875)
Net income including noncontrolling interests	6,668	20,172
Net income attributable to noncontrolling interests	—	(21)
Net income attributable to Bio-Rad	$6,668	$20,151

Basic earnings per share:
Net income per basic share attributable to Bio-Rad	$0.23	$0.71
Weighted average common shares - basic	28,791	28,494

Diluted earnings per share:
Net income per diluted share attributable to Bio-Rad	$0.23	$0.70
Weighted average common shares - diluted	29,059	28,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income including noncontrolling interests	$6,668	$20,172
Other comprehensive income:
Foreign currency translation adjustments	5,527	(34,392)
Foreign other post-employment benefits adjustments, net of income taxes	61	309
Net unrealized holding gains on available-for-sale (AFS) investments, net of income taxes	26,293	29,152
Other comprehensive income (loss), net of income taxes	31,881	(4,931)
Comprehensive income	38,549	15,241
Comprehensive (income) attributable to noncontrolling interests	—	(185)
Comprehensive income attributable to Bio-Rad	$38,549	$15,056

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$544,447	$504,158
Cash paid to suppliers and employees	(468,101)	(460,093)
Interest paid	(292)	(11,675)
Income tax payments	(6,909)	(14,195)
Investment proceeds and miscellaneous receipts, net	1,283	1,985
Excess tax benefits from share-based compensation	(182)	(106)
(Payments for) proceeds from forward foreign exchange contracts, net	(1,325)	3,943
Net cash provided by operating activities	68,921	24,017
Cash flows from investing activities:
Capital expenditures	(25,932)	(34,103)
Proceeds from dispositions of property, plant and equipment	114	26
Payments for acquisitions, net of cash received, and long-term investments	(1,364)	(64,056)
Payments for purchases of intangible assets	(12,358)	(463)
Payments for purchases of marketable securities and investments	(45,273)	(146,971)
Proceeds from sales of marketable securities and investments	24,402	60,185
Proceeds from maturities of marketable securities and investments	21,490	77,100
Net cash used in investing activities	(38,921)	(108,282)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(50)	(19)
Payments on long-term borrowings	(66)	(74)
Payments of contingent consideration	—	(10,574)
Proceeds from issuance of common stock	3,424	3,135
Excess tax benefits from share-based compensation	182	106
Net cash provided by (used in) financing activities	3,490	(7,426)
Effect of foreign exchange rate changes on cash	(534)	(3,068)
Net increase (decrease) in cash and cash equivalents	32,956	(94,759)
Cash and cash equivalents at beginning of period	331,551	463,388
Cash and cash equivalents at end of period	$364,507	$368,629
Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$6,668	$20,172
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	36,671	33,290
Share-based compensation	3,701	3,482
Losses (gains) on dispositions of securities	100	(190)
Excess tax benefits from share-based compensation	(182)	(106)
Changes in fair value of contingent consideration	(4,893)	(711)
Decrease in accounts receivable	39,569	14,454
Increase in inventories	(11,429)	(18,350)
Increase in other current assets	(11,390)	(11,161)
Increase (decrease) in accounts payable and other current liabilities	7,318	(9,151)
Increase (decrease) in income taxes payable	1,621	(9,684)
Net decrease/increase in other long-term assets/liabilities	1,167	1,972
Net cash provided by operating activities	$68,921	$24,017
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” "the Company" and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature, with the exception to the adjustments noted below.  Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

CORRECTION OF IMMATERIAL ERRORS, AND RECLASSIFICATION OF CERTAIN AMOUNTS

Statement of Cash Flows

During the first quarter of 2013, we reported payments for contingent consideration as cash outflows from investing activities in error. Amounts paid pertaining to the purchase accounting contingent liability should have been classified as cash outflows from financing activities. Amounts paid in excess of the purchase accounting contingent liability should have been classified as cash outflows from operating activities. We have adjusted the amounts previously reported in our Form 10-Q for the three-month period ended March 31, 2013 in conjunction with the filing of this 10-Q by reducing cash outflows from investing activities by $11.0 million and increasing cash outflows from financing activities and operating activities by $10.6 million and $0.4 million, respectively.

During the first quarter of 2013, we reported payments for/proceeds from forward foreign exchange contracts as cash flows from investing activities in error. Cash flows from forward foreign exchange contracts should have been classified as cash flows from operating activities. We have adjusted the amounts previously reported in our Form

10-Q for the three-month period ended March 31, 2013 in conjunction with the filing of this 10-Q by reducing cash inflows from investing activities by $3.9 million and increasing cash inflows from operating activities by $3.9 million.

Research and Development (R&D) Tax Credit

During the third quarter of 2013, we revised the classification of one item for all periods presented from “Provision for income taxes” to “Research and development expense” in our Condensed Consolidated Statements of Income to conform to the current year presentation. The item reclassified pertains to a refundable French R&D tax credit, which after the reclassification reduces Research and development expense. We believe this presentation is appropriate as we are not required to have taxable income in order to earn the credits. As a result of recording this reclassification, there is an additional impact to our income tax provision due to the application of our effective income tax rate throughout the year. This causes the income tax provision impact to not always equal the pre-tax impact on a quarterly basis, but it does equal on an annual basis. The effect of these items for the first quarter of 2013 were as follows: a reduction of $1.6 million to Research and development expense, an increase of $0.9 million to Provision for income taxes, and an increase of $0.7 million to Net income attributable to Bio-Rad.

Management evaluated the materiality of all the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while these errors were significant to the quarter ended March 31, 2013, their correction impacted only the March 31, 2013 presentation and did not have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we are correcting these errors in the first quarter of the 2014 Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2014 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$7.5	$—	$7.5
U.S. government sponsored agencies	—	1.2	—	1.2
Foreign time deposits	19.0	—	—	19.0
Money market funds	2.4	—	—	2.4
Total cash equivalents (a)	21.4	8.7	—	30.1
Available-for-sale investments:
Corporate debt securities	—	134.5	—	134.5
Foreign brokered certificates of deposit	—	5.1	—	5.1
U.S. government sponsored agencies	—	41.3	—	41.3
Foreign government obligations	—	3.2	—	3.2
Municipal obligations	—	10.2	—	10.2
Marketable equity securities	366.5	—	—	366.5
Asset-backed securities	—	50.6	—	50.6
Total available-for-sale investments (b)	366.5	244.9	—	611.4
Forward foreign exchange contracts (c)	—	0.4	—	0.4
Total financial assets carried at fair value	$387.9	$254.0	$—	$641.9

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.4	$—	$0.4
Contingent consideration (e)	—	—	15.9	15.9
Total financial liabilities carried at fair value	$—	$0.4	$15.9	$16.3

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2013 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$7.0	$—	$7.0
Foreign time deposits	11.1	—	—	11.1
U.S. government sponsored agencies	—	1.2	—	1.2
Money market funds	1.2	—	—	1.2
Total cash equivalents (a)	12.3	8.2	—	20.5
Available-for-sale investments:
Corporate debt securities	—	132.5	—	132.5
Foreign brokered certificates of deposit	—	8.9	—	8.9
U.S. government sponsored agencies	—	39.1	—	39.1
Foreign government obligations	—	5.6	—	5.6
Municipal obligations	—	11.0	—	11.0
Marketable equity securities	325.2	—	—	325.2
Asset-backed securities	—	48.6	—	48.6
Total available-for-sale investments (b)	325.2	245.7	—	570.9
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$337.5	$254.5	$—	$592.0

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.1	$—	$1.1
Contingent consideration (e)	—	—	20.8	20.8
Total financial liabilities carried at fair value	$—	$1.1	$20.8	$21.9

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2014	December 31, 2013
Short-term investments	$276.8	$277.4
Other investments	334.6	293.5
Total	$611.4	$570.9

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2014	December 31, 2013
Other current liabilities	$3.0	$6.1
Other long-term liabilities	12.9	14.7
Total	$15.9	$20.8

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. Based on the most recent valuation, the sales milestones could potentially range from $0 to a maximum of 60.0%, 51.32% and 50.38% of annual cell sorting system purchase orders starting September 2013, September 2014 and September 2015, with payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for three consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $20 million, $30 million and $45 million for the three consecutive years, respectively. The contingent consideration was revalued by a reduction of $4.9 million in 2014 to Selling, general and administrative expense to its estimated fair value of $15.9 million as of March 31, 2014.

The following table provides a reconciliation of the Level 3 contingent consideration liability measured at estimated fair value based on original valuations and updated quarterly for the three months ended March 31, 2014 (in millions):

2014
January 1	$20.8
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense - Cell sorting system	(4.9)
March 31	$15.9

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liability as of March 31, 2014. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	0.67%	1.45%
		Projected volatility of growth rate	13%	20%
		Market price of risk	1.25%	N/A

To estimate the fair value of Level 2 debt securities as of March 31, 2014 and December 31, 2013, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of March 31, 2014 and December 31, 2013, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performed daily reasonableness testing of the S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$134.3	$0.4	$(0.2)	$134.5
Foreign brokered certificates of deposit	5.1	—	—	5.1
Municipal obligations	10.3	—	(0.1)	10.2
Asset-backed securities	50.4	—	(0.1)	50.3
U.S. government sponsored agencies	41.3	—	—	41.3
Foreign government obligations	3.2	—	—	3.2
Marketable equity securities	26.6	5.6	—	32.2
	271.2	6.0	(0.4)	276.8
Long-term investments:
Marketable equity securities	54.5	279.8	—	334.3
Asset-backed securities	0.4	—	(0.1)	0.3
	54.9	279.8	(0.1)	334.6
Total	$326.1	$285.8	$(0.5)	$611.4

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$132.6	$0.3	$(0.4)	$132.5
Foreign brokered certificates of deposit	8.9	—	—	8.9
Municipal obligations	11.1	—	(0.1)	11.0
Asset-backed securities	48.4	0.1	(0.2)	48.3
U.S. government sponsored agencies	39.1	0.1	(0.1)	39.1
Foreign government obligations	5.6	—	—	5.6
Marketable equity securities	26.6	5.4	—	32.0
	272.3	5.9	(0.8)	277.4
Long-term investments:
Marketable equity securities	54.5	238.7	—	293.2
Asset-backed securities	0.4	—	(0.1)	0.3
	54.9	238.7	(0.1)	293.5
Total	$327.2	$244.6	$(0.9)	$570.9

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	March 31, 2014	December 31, 2013
Fair value of investments in a loss position 12 months or more	$4.2	$2.3
Fair value of investments in a loss position less than 12 months	$58.1	$73.9
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$0.1
Gross unrealized losses for investments in a loss position less than 12 months	$0.4	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2014 or at December 31, 2013.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2014 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the unaudited interim Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

March 31,
2014
Contracts maturing in April through June 2014 to sell foreign currency:
Notional value	$82.5
Unrealized gain or loss	$—
Contracts maturing in April through June 2014 to purchase foreign currency:
Notional value	$373.5
Unrealized gain or loss	$—

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2014 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$95.4	$95.5
Mature in one to five years	110.0	110.0
Mature in more than five years	39.6	39.4
Total	$245.0	$244.9

The estimated fair value of financial instruments that are not recognized at fair value in the Condensed Consolidated Balance Sheets and are included in Other investments, are presented in the table below. Fair value has been determined using significant observable inputs, including quoted prices in active markets for similar instruments.  Estimates are not necessarily indicative of the amounts that could be realized in a current market exchange as considerable judgment is required in interpreting market data used to develop estimates of fair value. The use of different market assumptions or estimation techniques could have a material effect on the estimated fair value.  Other investments include financial instruments, the majority of which have fair value based on similar, actively traded stock adjusted for various discounts, including a discount for marketability.  Long-term debt, excluding leases and current maturities, has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	March 31, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$78.9	$439.9	2	$77.5	$382.9	2
Total long-term debt, excluding leases and current maturities (a)	$423.3	$444.6	2	$423.2	$433.0	2

(a) The carrying amount of our capital leases at March 31, 2014 and December 31, 2013 was approximately $12.5 million and $12.6 million respectively. We believe these amounts approximate fair value due to the market rates inherent in the leases.

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of March 31, 2014.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets. Because the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2014:
Goodwill	$209.0	$337.0	$546.0
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	181.8	336.0	517.8

Currency fluctuations	0.1	2.6	2.7

Balances as of March 31, 2014:
Goodwill	209.1	339.6	548.7
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	$181.9	$338.6	$520.5

Other than goodwill, we have no intangible assets with indefinite lives.  Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	March 31, 2014
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-11	$100.8	$(43.4)	$57.4
Know how	2-12	195.5	(95.2)	100.3
Developed product technology	1-13	110.0	(39.1)	70.9
Licenses	1-12	45.0	(23.3)	21.7
Tradenames	1-9	4.3	(2.2)	2.1
Covenants not to compete	5-8	4.9	(0.9)	4.0
Other	—	0.6	(0.6)	—
		$461.1	$(204.7)	$256.4

	December 31, 2013
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-11	$99.8	$(41.1)	$58.7
Know how	2-12	194.6	(89.3)	105.3
Developed product technology	1-13	109.5	(36.2)	73.3
Licenses	1-12	44.9	(22.4)	22.5
Tradenames	1-9	4.3	(2.1)	2.2
Covenants not to compete	5-9	4.9	(0.7)	4.2
Other	—	0.6	(0.6)	—
		$458.6	$(192.4)	$266.2

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2014	2013

Amortization expense	$10.9	$11.1

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2014	$15.6
Provision for warranty	5.3
Actual warranty costs	(4.2)
March 31, 2014	$16.7

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2014	December 31, 2013
4.875% Senior Notes due 2020, net of discount	$423.3	$423.2
Capital leases and other debt	12.5	12.6
	435.8	435.8
Less current maturities	(0.2)	(0.2)
Long-term debt	$435.6	$435.6

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

Amended and Restated Credit Agreement (Credit Agreement)

In June 2010, Bio-Rad entered into a $200.0 million Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used for acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2014 or December 31, 2013. The Credit Agreement expires on June 21, 2014.

The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries.  It is guaranteed by all of our existing and future material domestic subsidiaries.  The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things.  These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments, create liens and prepay subordinated debt.  We were in compliance with all of these ratios and covenants as of March 31, 2014.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign Other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Bio-Rad Accumulated other comprehensive income	Non-controlling interests	Total Accumulated other comprehensive income
Balances as of January 1, 2014:	$189.4	$(8.1)	$159.4	$340.7	$—	$340.7
Other comprehensive income, before reclassifications	5.5	—	41.6	47.1	—	47.1
Amounts reclassified from Accumulated other comprehensive income	—	0.1	—	0.1	—	0.1
Income tax effects	—	—	(15.3)	(15.3)	—	(15.3)
Other comprehensive income, net of income taxes	5.5	0.1	26.3	31.9	—	31.9
Balances as of March 31, 2014:	$194.9	$(8.0)	$185.7	$372.6	$—	$372.6

	Foreign currency translation adjustments	Foreign Other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Bio-Rad Accumulated other comprehensive income	Non-controlling interests	Total Accumulated other comprehensive income
Balances as of January 1, 2013:	$172.9	$(8.1)	$109.7	$274.5	$(0.2)	$274.3
Other comprehensive (loss) income, before reclassifications	(34.4)	0.2	46.3	12.1	—	12.1
Amounts reclassified from Accumulated other comprehensive income	(0.2)	0.1	(0.2)	(0.3)	0.2	(0.1)
Income tax effects	—	—	(16.9)	(16.9)	—	(16.9)
Other comprehensive income (loss), net of income taxes	(34.6)	0.3	29.2	(5.1)	0.2	(4.9)
Balances as of March 31, 2013:	$138.3	$(7.8)	$138.9	$269.4	$—	$269.4

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions)
	March 31,
Components of Comprehensive income	2014	2013	Location
Amortization of foreign other post-employment benefit items	$(0.1)	$(0.1)	Selling, general and administrative expense
Net holding gains on available-for-sale investments	$—	$0.2	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Basic weighted average shares outstanding	28,791	28,494
Effect of potentially dilutive stock options and restricted stock awards	268	323
Diluted weighted average common shares	29,059	28,817
Anti-dilutive shares	94	92

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2014	2013
Interest and investment income	$(0.7)	$(1.3)
Net realized losses gains on investments	—	(0.2)
Miscellaneous other expense items, net	—	0.1
Other (income) expense, net	$(0.7)	$(1.4)

10.    INCOME TAXES

Our effective income tax rate was 54% and 16% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate for the first quarter of 2014 was higher than expected due to losses incurred in foreign jurisdictions for which no income tax benefit is expected, and due to adjustments principally related to state taxes. In addition, our effective income tax rate for the first quarter of 2014 does not include a benefit of the U.S. federal research credit as it has not been extended beyond 2013. The effective tax rate for the first quarter of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013.

Our foreign taxes for all periods resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate is significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for all periods are also generally reduced by French tax incentives related to our research and development activities.

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

As of March 31, 2014, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $1.5 million. Substantially all such amounts will impact our effective income tax rate.

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

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2014 and 2013 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2014	$161.5	$344.3	$3.5
	2013	$156.3	$339.9	$3.5

Segment (loss) profit	2014	$(6.6)	$32.4	$0.1
	2013	$(12.8)	$37.7	$0.1

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  The three months ended March 31, 2014 included an additional accrual of $8.0 million in connection with our ongoing efforts to resolve the SEC and DOJ investigations relating to the FCPA (see Note 12). Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended
	March 31,
	2014	2013
Total segment profit	$25.9	$25.0
Foreign exchange losses, net	(2.7)	(1.5)
Net corporate operating, interest and other expense not allocated to segments	(9.4)	(0.9)
Other income (expense), net	0.7	1.4
Consolidated income before income taxes	$14.5	$24.0

12.    LEGAL PROCEEDINGS

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

The DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  While we have been engaged in discussions with the DOJ and SEC concerning a resolution of these matters, we are unable to estimate a range of reasonably possible outcomes of this matter that differs from our aggregate accrual for the Estimated loss contingency recorded as of March 31, 2014 of $43.0 million, including $3.2 million of accrued interest. The amount that was accrued during the first quarter of 2014 for the Estimated loss contingency was $8.0 million, of which $9.8 million was expensed to Selling, general and administrative expense and $1.8 million reduced Interest expense. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business or financial condition. We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

13.    SUBSEQUENT EVENT

In April 2014, we acquired GnuBIO, Inc. (GnuBIO) for approximately $40 million in cash at the closing date, exclusive of contingent consideration related to the achievement of certain milestones, which per the acquisition agreement could total as much as $70 million. The acquisition will be included in our Clinical Diagnostics segment's results of operations from the acquisition date and will be accounted for as a business combination. The amount of acquisition-related cost was minimal as Bio-Rad primarily represented itself during the acquisition process. The goodwill to be recorded will not be deductible for income tax purposes. We are presently unable to report the fair value assessment of the net assets acquired, as more time is needed to complete the information transfer from the seller and include all information into a valuation of individual assets and liabilities, including the contingent consideration. We believe GnuBIO's innovative DNA workflow is well-suited for the clinical diagnostics sequencing market and will leverage our leadership role in the area of droplet digital PCR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2013 and the financial statements for the three months ended March 31, 2014.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is becoming increasingly uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 32% of our year-to-date 2014 consolidated net sales are derived from the United States and approximately 68% are derived from international locations, with Europe being our largest region overall.  Our international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, China Yuan and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses.

In April 2014, we acquired GnuBIO, Inc. (GnuBIO) for approximately $40 million in cash at the closing date, exclusive of contingent consideration related to the achievement of certain milestones, which per the acquisition agreement could total as much as $70 million. The acquisition will be included in our Clinical Diagnostics segment's results of operations from the acquisition date and will be accounted for as a business combination. We believe GnuBIO's innovative DNA workflow is well-suited for the clinical diagnostics sequencing market and will leverage our leadership role in the area of droplet digital PCR.

During the first quarter of 2014, we accrued an additional $8.0 million associated with our efforts to resolve the investigations by the U.S. Department of Justice (DOJ) and Securities and Exchange Commission (SEC) relating to the United States Foreign Corrupt Practices Act (FCPA), of which $9.8 million was expensed to Selling, general and administrative expense and $1.8 million reduced Interest expense. As of March 31, 2014, the aggregate accrual for the Estimated loss contingency was $43.0 million, including $3.2 million of accrued interest.

During the third quarter of 2013, we revised the classification of one item for all periods presented from “Provision for income taxes” to “Research and development expense” in our Consolidated Statements of Income to conform to the current year presentation. The item reclassified pertains to a refundable French R&D tax credit, which after the reclassification reduces Research and development expense. We believe this presentation is appropriate as we are not required to have taxable income in order to earn the credits. As a result of recording this reclassification, there is an additional impact to our income tax provision due to the application of our effective income tax rate throughout the year. This causes the income tax provision impact to not always equal the pre-tax impact on a quarterly basis, but it does equal on an annual basis. The effect of these items for the first quarter of 2013 were as follows: a reduction of $1.6 million to Research and development expense, an increase of $0.9 million to Provision for income taxes, and an increase of $0.7 million to Net income attributable to Bio-Rad.

During the first quarter of 2013, we reported payments for contingent consideration as cash outflows from investing activities in error. Amounts paid pertaining to the purchase accounting contingent liability should have been classified as cash outflows from financing activities. Amounts paid in excess of the purchase accounting contingent liability should have been classified as cash outflows from operating activities. We have adjusted the amounts previously reported in our Form 10-Q for the three-month period ended March 31, 2013 in conjunction with the filing of this 10-Q by reducing cash outflows from investing activities by $11.0 million and increasing cash outflows from financing activities and operating activities by $10.6 million and $0.4 million, respectively.

During the first quarter of 2013, we reported payments for/proceeds from forward foreign exchange contracts as cash flows from investing activities in error. Cash flows from forward foreign exchange contracts should have been classified as cash flows from operating activities. We have adjusted the amounts previously reported in our Form 10-Q for the three-month period ended March 31, 2013 in conjunction with the filing of this 10-Q by reducing cash inflows from investing activities by $3.9 million and increasing cash inflows from operating activities by $3.9 million.

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

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. Based on the most recent valuation, the sales milestones could potentially range from $0 to a maximum of 60.0%, 51.32% and 50.38% of annual cell sorting system purchase orders starting September 2013, September 2014 and September 2015, with payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for three consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $20 million, $30 million and $45 million for the three consecutive years, respectively. The contingent consideration was revalued by a reduction of $4.9 million in 2014 to Selling, general and administrative expense to its estimated fair value of $15.9 million as of March 31, 2014.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended
	March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	46.0	45.7
Gross profit	54.0	54.3
Selling, general and administrative expense	39.7	37.2
Research and development expense	10.3	10.1
Net income attributable to Bio-Rad	1.3	4.0

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, we have identified accounting for income taxes, valuation of goodwill and long-lived assets, valuation of inventories, warranty reserves, valuation of investments, allowance for doubtful accounts and litigation accruals as the accounting policies and estimates critical to the operations of Bio-Rad.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2013 filed with the SEC.

Three Months Ended March 31, 2014 Compared to
Three Months Ended March 31, 2013

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first quarter of 2014 were $509.3 million compared to $499.7 million in the first quarter of 2013, an increase of 1.9%.  Excluding the impact of foreign currency, first quarter 2014 sales increased by approximately 2.9% compared to the same period in 2013.  Currency neutral sales growth was reflected in all regions, most notably in Latin America, Eastern Europe and Asia Pacific.

The Life Science segment sales for the first quarter of 2014 were $161.5 million, an increase of 3.3% compared to the same period last year.  On a currency neutral basis, sales increased 4.6% compared to the first quarter in 2013. The currency neutral sales increase was broad based as we realized growth in all divisions except for a slight decrease in Protein Separations. Currency neutral sales growth was primarily in Europe, China and Latin America. A government austerity program has slowed Japanese market growth.

The Clinical Diagnostics segment sales for the first quarter of 2014 were $344.3 million, an increase of 1.3% compared to the same period last year.  On a currency neutral basis, sales increased 2.1% compared to the first quarter in 2013.  Clinical Diagnostics had growth across most product lines on a currency neutral basis, most notably from quality control products. Currency neutral sales growth was primarily in Asia Pacific and Latin America.

Consolidated gross margins were 54.0% for the first quarter of 2014 compared to 54.3% for the first quarter of 2013.  Life Science segment gross margins for the first quarter of 2014 increased by approximately 1.7 percentage points from the same period last year primarily due to higher royalty expense in 2013. Clinical Diagnostics segment gross margins for the first quarter of 2014 decreased by approximately 1.1 percentage points from the same period last year. The decrease was primarily due to price pressure and less favorable manufacturing variances compared to the same period in 2013.

Selling, general and administrative expenses (SG&A) represented 39.7% of sales for the first quarter of 2014 compared to 37.2% of sales for the first quarter of 2013.  Increases in SG&A expense relative to sales were primarily driven by:

•	an accrual of $9.8 million in connection with our efforts to resolve the SEC and DOJ investigations relating to the FCPA that was recorded in the first quarter of 2014,

•	an increase of $8.3 million of employee-related expenses, our largest cost, associated with modest increases in headcount, incentive compensation and related fringe benefits, and

•	an increase in software amortization of $2.5 million primarily due to the first phase of the ERP system being placed in service in April 2013.
Partially offsetting these costs were:

•	a decrease in the valuation of the cell sorting system contingent consideration of $4.9 million in the first quarter of 2014, and

•	a decrease in bad debt expense of $2.1 million, primarily in Russia due to a distributor bad debt in 2013.

Research and development expense (R&D) increased to $52.5 million or 10.3% of sales in the first quarter of 2014 compared to $50.3 million or 10.1% of sales in the first quarter of 2013.  Life Science segment R&D increased in the first quarter of 2014 from the prior year quarter, with concentrated efforts in genomics and cell biology. Clinical Diagnostics segment R&D increased in the first quarter of 2014 from the prior year period primarily due to continued investments in new instrument platforms and assays.

Results of Operations – Non-operating

Interest expense for the first quarter of 2014 decreased by $7.1 million to $3.9 million compared to $11.0 million for the first quarter of 2013 primarily due to the absence of interest expense in the first quarter of 2014 associated with the $300.0 million principal amount of Senior Subordinated Notes (8.0% Notes), which were redeemed on September 30, 2013. In addition, Interest expense was reduced by $1.8 million of interest expense associated with our initial efforts to resolve the DOJ and SEC investigations relating to the FCPA that was recorded in the first quarter of 2014.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended March 31, 2014 increased compared to the prior year period primarily attributable to higher transaction costs and an unfavorable result of the estimating process inherent in the timing of shipments and payments.

Other (income) expense, net for the first quarter of 2014 decreased to $0.7 million income compared to $1.4 million income for the first quarter of 2013 primarily due to lower interest and investment income.

Our effective income tax rate was 54% and 16% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate for the first quarter of 2014 was higher than expected due to losses incurred in foreign jurisdictions for which no income tax benefit is expected, and due to adjustments principally related to state taxes. In addition, our effective income tax rate for the first quarter of 2014 does not include a benefit of the U.S. federal research credit, as it has not been extended beyond 2013. The effective tax rate for the first quarter of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013.

Our foreign taxes for all periods resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate is significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for all periods are also generally reduced by French tax incentives related to our research and development activities.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million Amended and Restated Credit Agreement (Credit Agreement) that we entered into in June 2010.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes.  We had no outstanding borrowings under the Credit Agreement as of March 31, 2014.  The Credit Agreement is secured by substantially all of our personal property assets, the assets of our domestic subsidiaries and 65% of the capital stock of certain foreign subsidiaries. It is guaranteed by all of our existing and future material domestic subsidiaries and expires in June 2014. We are currently evaluating our options on renewing the Credit Agreement or similar arrangements.

At March 31, 2014, we had $641.3 million in cash, cash equivalents and short-term investments, of which approximately 41% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, we had $219.0 million available for borrowing as of March 31, 2014, of which $8.3 million is reserved for standby letters of credit issued by our banks to guarantee our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

The continuing slow economic growth in developed nations and in the U.S., may adversely affect our future results of operations. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of March 31, 2014 and December 31, 2013, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $56.0 million and $66.0 million, respectively.

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

Cash Flows from Operations

Net cash provided by operations was $68.9 million and $24.0 million for the three months ended March 31, 2014 and 2013, respectively.  The increase in cash flows primarily resulted from:

•	higher cash received from customers as collections were higher, most notably from Spain of approximately $11 million from public agencies in the first quarter of 2014,

•	a decrease in income taxes paid primarily due to a $5 million federal income tax extension payment in 2013 and lower international income tax payments, and

•	a decrease in interest paid primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013, partially offset by

•	higher cash paid to suppliers and employees, most notably due to employee compensation.

Cash Flows from Investing Activities

Net cash used in investing activities was $38.9 million compared to $108.3 million for the three months ended March 31, 2014 and 2013, respectively. Purchases, net of sales and maturities, of marketable securities and investments were lower than the prior year period primarily due to sales of securities to provide cash to redeem the $300.0 million 8.0% Senior Subordinated Notes and therefore expect purchases, net of sales and maturities, to decline markedly year over year. In addition, we purchased longer dated securities to take advantage of higher returns on investments and therefore we experienced an additional decline in maturities and redemptions of securities. Net cash used in investing activities was also lower as no acquisitions occurred during the first quarter of 2014 compared to the acquisition of AbD Serotec in the first quarter of 2013. Purchases of intangible assets was higher in 2014 primarily due to a payment for the purchase of a license of $12 million.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  Excluding GnuBIO, it is not certain at this time that any of these discussions involving material or significant acquisitions will advance to completion.

Capital expenditures totaled $25.9 million and $34.1 million for the three months ended March 31, 2014 and 2013, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures were lower for the three months ended March 31, 2014 compared to the same period last year as we placed in service the first phase of a global single instance ERP platform in April 2013 and began to expense costs capitalized during the application development stage in 2012. However, as we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to increase and continue to remain historically higher for the next four years or more. The current estimated global implementation cost for the single instance ERP platform could exceed $250 million and is estimated to take approximately four or more years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.5 million compared to net cash used in financing activities of $7.4 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used in financing activities for the three months ended March 31, 2013 was primarily due to $5.0 million paid to Propel Labs' shareholders in contingent consideration associated with the valuation as of the 2012 acquisition date, and $5.6 million paid to QuantaLife in contingent consideration associated with the valuation as of the 2011 acquisition date.

We have outstanding Senior Notes of $425 million, which are not due until 2020. As indicated above, we redeemed all of the Senior Subordinated Notes of $300 million on September 30, 2013. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of March 31, 2014. The Credit Agreement limits our ability to repurchase our stock. We had no repurchases of our stock during the first three months of 2014 or 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2014, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

At December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting at December 31, 2013, which we view as an integral part of our disclosure controls and procedures, discussed in further detail below.
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
With the oversight of senior management and our audit committee, we have begun taking the above steps. While our remediation efforts are in process, they have not been completed. Accordingly, our management has concluded that the material weakness still exists as of March 31, 2014.
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

Changes to Internal Control Over Financial Reporting

Other than the changes discussed above, we identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2014 that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting. Our management has used the criteria set forth in the report entitled “Internal Control - Integrated Framework (1992)” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of Bio-Rad’s internal control over financial reporting at March 31, 2014.

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

The DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are engaged in discussions with the DOJ and SEC concerning a resolution of these matters, but we are unable to estimate the outcome of these discussions or whether we will be able to reach mutually acceptable settlements. At this point, we are unable to estimate a range of reasonably possible outcomes of this matter that differs from our aggregate accrual for the Estimated loss contingency recorded as of March 31, 2014 of $43.0 million, including $3.2 million of accrued interest. The amount that was accrued during the first quarter of 2014 for the Estimated loss contingency was $8.0 million, of which $9.8 million was expensed to Selling, general and administrative expense and $1.8 million reduced Interest expense. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, including our results of operations, cash balance and credit rates. We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2013, we identified a material weakness in the design of monitoring controls over operations at certain of our locations both within the United States and overseas, as well as a lack of documentation required to operate these controls appropriately.   As a result there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be detected or prevented. See Item 4. “Controls and Procedures”.

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

With the oversight of senior management and our audit committee, we have begun taking the above steps. While our remediation efforts are in process, they have not been completed. Accordingly, our management has concluded that the material weakness still exists as of March 31, 2014.
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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of March 31, 2014 and December 31, 2013, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $56.0 million and $66.0 million, respectively.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 68% of our net sales for the three months ended March 31, 2014.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  In particular, political unrest in Southeast Asia, the Middle East and Eastern Europe may affect our sales in those regions. For example, the recent political turmoil in Ukraine, along with the response of the Russian and United States governments to this situation, has the potential to impact our operations in Russia. Also, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities.
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

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our revenues and profitability and the revenues and profitability of our customers. Our Clinical Diagnostics business is impacted by the level of reimbursement available for clinical tests from Medicare, Medicaid, other governmental payors and commercial third party payors. Payment for many diagnostic tests furnished to Medicare fee-for-service beneficiaries is made based on the Medicare Clinical Laboratory Fee Schedule (CLFS), a fee schedule established and adjusted from time to time by the Centers for Medicare and Medicaid Services (CMS). In recent years, payments under the CLFS have decreased and may decrease further in future years. Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Clinicians may decide not to order clinical diagnostic tests if third party payments are inadequate, and we cannot predict whether third party payors will offer adequate reimbursement for tests utilizing our products to make them commercially attractive.
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

Breaches of information systems security could damage our reputation, disrupt operations, increase costs and/or decrease revenues.

Through our sales and eCommerce channels, we collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on our Web site. We also acquire and retain information about suppliers and employees in the normal course of business. Despite instituted safeguards for the protection of such information, computer hackers may attempt to penetrate our or our vendors’ information systems and, if successful, misappropriate confidential customer, supplier, employee or other business information. Loss of customer, supplier, employee or other business information could disrupt our operations, damage our reputation and expose us to claims from customers, suppliers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have an adverse effect on our company, its financial condition and results of operations.

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
On August 22, 2012, the SEC adopted a rule requiring disclosures by public companies of their use of specified minerals (tantalum, tin, tungsten and gold) that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule, which is effective for 2013, requires that we:

•	examine our products to determine whether and to what extent the rule applies,

•	if applicable, perform a reasonable country of origin inquiry to determine whether or not the specified minerals originated from the Democratic Republic of Congo (DRC) or an adjoining country,

•	if applicable, conduct due diligence regarding the source and chain of custody of the specified minerals, and

•	file a report by May 31, 2014 that includes a description of our process and the results of our efforts.

We have incurred, and will continue to incur, additional costs in order to comply with the disclosure requirements of this rule. In addition, we might incur further costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as “DRC conflict free”, which could place us at a competitive disadvantage if we do not do so.

A reduction or interruption in the supply of components and raw materials could adversely affect our manufacturing operations and related product sales.
The manufacture of many of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect our ability to manufacture our products in a timely or cost-effective manner, and our ability to make product sales.

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

As of February 14, 2014, the Schwartz family collectively held approximately 15% of our Class A Common Stock and 94% of our Class B Common Stock.  As a result, the Schwartz family is able to elect a majority of the directors, effect fundamental changes in our direction and control matters affecting us, including the determination of business opportunities that may be suitable for our company.  In addition, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

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

As of March 31, 2014 we and our subsidiaries have approximately $437.3 million of outstanding indebtedness.

The following chart shows certain important credit statistics.

At March 31, 2014
(dollars in millions)
Total debt	$437.3
Total stockholders’ equity	$2,232.6
Debt to equity ratio	0.2

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.1	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 7, 2014	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	May 7, 2014	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer