Form 10-Q
period 2014-06-30
BIO RAD LABORATORIES INC
filed 2014-08-06
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at July 29, 2014
Class A Common Stock, Par Value $0.0001 per share	23,776,205
Class B Common Stock, Par Value $0.0001 per share	5,093,089

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2014

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS:	(Unaudited)
Cash and cash equivalents	$384,670	$331,551
Short-term investments	262,908	277,369
Accounts receivable, net	378,891	422,660
Inventories:
Raw materials	112,878	105,708
Work in process	144,753	129,894
Finished goods	263,011	265,689
Total inventories	520,642	501,291
Prepaid expenses, taxes and other current assets	220,383	214,985
Total current assets	1,767,494	1,747,856
Property, plant and equipment, at cost	1,130,388	1,087,315
Less: accumulated depreciation and amortization	(690,062)	(657,960)
Property, plant and equipment, net	440,326	429,355
Goodwill, net	535,223	517,770
Purchased intangibles, net	292,547	266,188
Other investments	382,913	377,870
Other assets	49,248	49,751
Total assets	$3,467,751	$3,388,790

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$125,461	$148,510
Accrued payroll and employee benefits	134,905	130,658
Short-term interest payable	4,215	6,069
Notes payable and current maturities of long-term debt	1,725	1,786
Income taxes payable	14,509	11,494
Estimated loss contingency	39,800	30,000
Deferred tax liabilities	13,755	9,454
Other current liabilities	145,878	149,501
Total current liabilities	480,248	487,472
Long-term debt, net of current maturities	435,607	435,615
Other long-term liabilities	301,952	278,981
Total liabilities	1,217,807	1,202,068

Stockholders’ equity:
Class A common stock, shares issued 23,775,997 and 23,680,749 at 2014 and 2013, respectively; shares outstanding 23,775,875 and 23,680,627 at 2014 and 2013, respectively	2	2
Class B common stock, shares issued 5,094,306 and 5,096,780 at 2014 and 2013, respectively; shares outstanding 5,093,389 and 5,095,863 at 2014 and 2013, respectively	1	1
Additional paid-in capital	254,341	239,986
Class A treasury stock at cost, 122 shares at 2014 and 2013	(12)	(12)
Class B treasury stock at cost, 917 shares at 2014 and 2013	(89)	(89)
Retained earnings	1,644,416	1,606,117
Accumulated other comprehensive income	351,285	340,717
Total stockholders’ equity	2,249,944	2,186,722
Total liabilities and stockholders’ equity	$3,467,751	$3,388,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales	$536,832	$525,321	$1,046,176	$1,024,993
Cost of goods sold	239,590	225,220	473,645	453,480
Gross profit	297,242	300,101	572,531	571,513
Selling, general and administrative expense	195,838	195,331	398,113	381,248
Research and development expense	55,717	51,841	108,260	102,184
Income from operations	45,687	52,929	66,158	88,081
Interest expense	5,564	11,664	9,421	22,641
Foreign currency exchange (gains) losses, net	(286)	865	2,451	2,393
Other (income) expense, net	(8,388)	(8,644)	(9,049)	(10,044)
Income before income taxes	48,797	49,044	63,335	73,091
Provision for income taxes	(17,166)	(14,442)	(25,036)	(18,317)
Net income including noncontrolling interests	31,631	34,602	38,299	54,774
Net income attributable to noncontrolling interests	—	—	—	(21)
Net income attributable to Bio-Rad	$31,631	$34,602	$38,299	$54,753

Basic earnings per share:
Net income per basic share attributable to Bio-Rad	$1.10	$1.21	$1.33	$1.92
Weighted average common shares - basic	28,826	28,538	28,809	28,516

Diluted earnings per share:
Net income per diluted share attributable to Bio-Rad	$1.09	$1.20	$1.32	$1.90
Weighted average common shares - diluted	29,092	28,868	29,076	28,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income including noncontrolling interests	$31,631	$34,602	$38,299	$54,774
Other comprehensive (loss) income:
Foreign currency translation adjustments	2,107	(1,198)	7,634	(35,590)
Foreign other post-employment benefits adjustments, net of income taxes	118	(18)	179	291
Net unrealized holding (losses) gains on available-for-sale (AFS) investments, net of income taxes	(23,538)	(827)	2,755	28,325
Other comprehensive (loss) income, net of income taxes	(21,313)	(2,043)	10,568	(6,974)
Comprehensive income	10,318	32,559	48,867	47,800
Comprehensive (income) attributable to noncontrolling interests	—	—	—	(185)
Comprehensive income attributable to Bio-Rad	$10,318	$32,559	$48,867	$47,615

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$1,087,487	$1,006,345
Cash paid to suppliers and employees	(918,152)	(911,227)
Interest paid	(10,912)	(24,681)
Income tax payments	(17,059)	(42,102)
Investment proceeds and miscellaneous receipts, net	10,283	10,926
Excess tax benefits from share-based compensation	(468)	(499)
(Payments for) proceeds from forward foreign exchange contracts, net	(1,355)	4,992
Net cash provided by operating activities	149,824	43,754
Cash flows from investing activities:
Capital expenditures	(60,892)	(58,598)
Proceeds from dispositions of property, plant and equipment	338	1,088
Payments for acquisitions, net of cash received, and long-term investments	(42,010)	(65,883)
Payments for purchases of intangible assets	(15,382)	(500)
Payments for purchases of marketable securities and investments	(99,073)	(276,835)
Proceeds from sales of marketable securities and investments	44,875	98,588
Proceeds from maturities of marketable securities and investments	70,206	167,574
Net cash used in investing activities	(101,938)	(134,566)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(62)	(18)
Payments on long-term borrowings	(118)	(123)
Payments of contingent consideration	—	(13,074)
Proceeds from issuance of common stock	6,473	6,580
Payments of debt issuance costs for credit agreement	(463)	—
Excess tax benefits from share-based compensation	468	499
Net cash provided by (used in) financing activities	6,298	(6,136)
Effect of foreign exchange rate changes on cash	(1,065)	559
Net increase (decrease) in cash and cash equivalents	53,119	(96,389)
Cash and cash equivalents at beginning of period	331,551	463,388
Cash and cash equivalents at end of period	$384,670	$366,999
Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$38,299	$54,774
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	73,007	68,211
Share-based compensation	7,382	6,781
Losses (gains) on dispositions of securities	316	(103)
Excess tax benefits from share-based compensation	(468)	(499)
Changes in fair value of contingent consideration	(5,339)	(1,301)
Decrease (increase) in accounts receivable	46,070	(6,477)
Increase in inventories	(17,209)	(37,093)
Increase in other current assets	(3,360)	(9,056)
Decrease in accounts payable and other current liabilities	(1,004)	(11,261)
Increase (decrease) in income taxes payable	13,548	(26,681)
Net decrease/increase in other long-term assets/liabilities	(1,418)	6,459
Net cash provided by operating activities	$149,824	$43,754
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

CORRECTION OF IMMATERIAL ERRORS, AND RECLASSIFICATION OF CERTAIN AMOUNTS

Statement of Cash Flows

During the six month-period ended June 30, 2013, we reported payments for contingent consideration as cash outflows from investing activities in error. Amounts paid pertaining to the purchase accounting contingent liability should have been classified as cash outflows from financing activities. Amounts paid in excess of the purchase accounting contingent liability should have been classified as cash outflows from operating activities. We have adjusted the amounts previously reported in our Form 10-Q for the six-month period ended June 30, 2013 in conjunction with the filing of this 10-Q by reducing cash outflows from investing activities by $13.5 million and increasing cash outflows from financing activities and operating activities by $13.1 million and $0.4 million, respectively.

During the six month-period ended June 30, 2013, we reported payments for/proceeds from forward foreign exchange contracts as cash flows from investing activities in error. Cash flows from forward foreign exchange contracts should have been classified as cash flows from operating activities. We have adjusted the amounts previously reported in our Form 10-Q for the six-month period ended June 30, 2013 in conjunction with the filing of this 10-Q by reducing cash inflows from investing activities by $5.0 million and increasing cash inflows from operating activities by $5.0 million.

Research and Development (R&D) Tax Credit

During the third quarter of 2013, we revised the classification of one item for all periods presented from “Provision for income taxes” to “Research and development expense” in our Condensed Consolidated Statements of Income to conform to the current year presentation. The item reclassified pertains to a refundable French R&D tax credit, which after the reclassification reduces Research and development expense. We believe this presentation is appropriate as we are not required to have taxable income in order to earn the credits. As a result of recording this reclassification, there is an additional impact to our income tax provision due to the application of our effective income tax rate throughout the year. This causes the income tax provision impact to not always equal the pre-tax impact on a quarterly basis, but it does equal on an annual basis. The effect of these items for the second quarter of 2013 were as follows: a reduction of $1.4 million to Research and development expense, an increase of $1.5 million to Provision for income taxes, and a decrease of $0.1 million to Net income attributable to Bio-Rad. The effect of these items for the six months ended June 30, 2013 were as follows: a reduction of $3.0 million to Research and development expense, an increase of $2.4 million to Provision for income taxes, and an increase of $0.6 million to Net income attributable to Bio-Rad.

Management evaluated the materiality of all the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that while these errors were significant to the quarter ended June 30, 2013, their correction impacted only the June 30, 2013 presentation and did not have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we are correcting these errors in the second quarter of the 2014 Condensed Consolidated Financial Statements included in this Form 10-Q.

Recent Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

2.ACQUISITIONS

GnuBIO, Inc.

In April 2014, we acquired 100% of the issued and outstanding stock of GnuBIO, Inc. (GnuBIO). This acquisition was accounted for as a business combination as GnuBIO represents an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in our Clinical Diagnostics segment's results of operations from the acquisition date. We believe that GnuBIO's innovative DNA workflow is well-suited for the clinical diagnostics sequencing market and will leverage our leadership role in the area of droplet digital PCR.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The estimated fair values of assets acquired and liabilities assumed, specifically deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth below are subject to change. We expect to finalize the allocation once all relevant information is obtained by management, but will not extend beyond one year from the closing date of acquisition.

The preliminary fair values of the net assets acquired from GnuBIO as of the acquisition date were determined to be $46.4 million of indefinite-lived intangible assets (specifically in-process research and development or "IPR&D"), $15.2 million of goodwill and $11.2 million of net tangible liabilities. We do not expect the goodwill recorded to be deductible for income tax purposes.

Accounting guidance requires that the fair value of IPR&D acquired in a business combination be recorded on the balance sheet as of the acquisition date. Intangible assets related to IPR&D projects are considered to be indefinite-lived until completion or abandonment of the related project. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if we become aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the projects below their respective carrying amounts. We perform our annual impairment tests at December 31. If and when it is determined that identified intangible assets are impaired, an impairment charge would be recorded. If and when development is considered complete, the associated assets would be deemed finite-lived and would then be amortized based on their respective remaining estimated useful lives.

The fair value of the consideration as of the acquisition date was $50.4 million, which includes $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. See Note 3 for further discussion of the contingent consideration valuation and underlying assumptions.

AbD Serotec

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

The final fair values of the net assets acquired consist of definite-lived intangible assets of $44.0 million, goodwill of $14.9 million and net tangible assets of $3.3 million. A portion of the goodwill recorded is deductible for income tax purposes.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2014 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$22.3	$—	$22.3
U.S. government sponsored agencies	—	1.0	—	1.0
Foreign time deposits	21.3	—	—	21.3
Money market funds	4.1	—	—	4.1
Total cash equivalents (a)	25.4	23.3	—	48.7
Available-for-sale investments:
Corporate debt securities	—	120.4	—	120.4
Foreign brokered certificates of deposit	—	5.1	—	5.1
U.S. government sponsored agencies	—	42.0	—	42.0
Foreign government obligations	—	3.8	—	3.8
Municipal obligations	—	8.0	—	8.0
Marketable equity securities	328.8	—	—	328.8
Asset-backed securities	—	50.7	—	50.7
Total available-for-sale investments (b)	328.8	230.0	—	558.8
Forward foreign exchange contracts (c)	—	0.8	—	0.8
Total financial assets carried at fair value	$354.2	$254.1	$—	$608.3

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.8	$—	$0.8
Contingent consideration (e)	—	—	26.1	26.1
Total financial liabilities carried at fair value	$—	$0.8	$26.1	$26.9

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2013 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$7.0	$—	$7.0
Foreign time deposits	11.1	—	—	11.1
U.S. government sponsored agencies	—	1.2	—	1.2
Money market funds	1.2	—	—	1.2
Total cash equivalents (a)	12.3	8.2	—	20.5
Available-for-sale investments:
Corporate debt securities	—	132.5	—	132.5
Foreign brokered certificates of deposit	—	8.9	—	8.9
U.S. government sponsored agencies	—	39.1	—	39.1
Foreign government obligations	—	5.6	—	5.6
Municipal obligations	—	11.0	—	11.0
Marketable equity securities	325.2	—	—	325.2
Asset-backed securities	—	48.6	—	48.6
Total available-for-sale investments (b)	325.2	245.7	—	570.9
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$337.5	$254.5	$—	$592.0

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.1	$—	$1.1
Contingent consideration (e)	—	—	20.8	20.8
Total financial liabilities carried at fair value	$—	$1.1	$20.8	$21.9

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2014	December 31, 2013
Short-term investments	$262.9	$277.4
Other investments	295.9	293.5
Total	$558.8	$570.9

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2014	December 31, 2013
Other current liabilities	$2.7	$6.1
Other long-term liabilities	23.4	14.7
Total	$26.1	$20.8

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. Based on the most recent valuation, the sales milestones could potentially range from $0 to a maximum of 60.0%, 51.32% and 50.38% of annual cell sorting system purchase orders starting September 2013, September 2014 and September 2015, with payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for three consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $20 million, $30 million and $45 million for the three consecutive years, respectively. The contingent consideration was revalued by a reduction of $5.4 million in 2014 to Selling, general and administrative expense to its estimated fair value of $15.4 million as of June 30, 2014.

During the second quarter of 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework.

The following table provides a reconciliation of the Level 3 contingent consideration liability measured at estimated fair value based on original valuations and updated quarterly for the six months ended June 30, 2014 (in millions):

2014
January 1	$20.8
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense - Cell sorting system	(5.4)
Acquisition of GnuBIO	10.7
June 30	$26.1

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liability as of June 30, 2014. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	0.42%	1.29%
		Projected volatility of growth rate	8%	20%
		Market price of risk	1.25%	N/A
GnuBIO	Probability-weighted income approach	Development/regulatory milestones:
		Cumulative milestones probability	75.0%	42.2%
		Discount Rate	0.67%	0.83%

		Sales milestones:
		Cumulative milestones probability	0.001%	0.0%
		Discount Rate	1.1%	2.2%

To estimate the fair value of Level 2 debt securities as of June 30, 2014 and December 31, 2013, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of June 30, 2014 and December 31, 2013, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performed daily reasonableness testing of the S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$120.0	$0.5	$(0.1)	$120.4
Foreign brokered certificates of deposit	5.1	—	—	5.1
Municipal obligations	8.1	—	(0.1)	8.0
Asset-backed securities	50.4	0.1	(0.1)	50.4
U.S. government sponsored agencies	41.9	0.1	—	42.0
Foreign government obligations	3.8	—	—	3.8
Marketable equity securities	26.6	6.6	—	33.2
	255.9	7.3	(0.3)	262.9
Long-term investments:
Marketable equity securities	54.5	241.1	—	295.6
Asset-backed securities	0.3	—	—	0.3
	54.8	241.1	—	295.9
Total	$310.7	$248.4	$(0.3)	$558.8

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$132.6	$0.3	$(0.4)	$132.5
Foreign brokered certificates of deposit	8.9	—	—	8.9
Municipal obligations	11.1	—	(0.1)	11.0
Asset-backed securities	48.4	0.1	(0.2)	48.3
U.S. government sponsored agencies	39.1	0.1	(0.1)	39.1
Foreign government obligations	5.6	—	—	5.6
Marketable equity securities	26.6	5.4	—	32.0
	272.3	5.9	(0.8)	277.4
Long-term investments:
Marketable equity securities	54.5	238.7	—	293.2
Asset-backed securities	0.4	—	(0.1)	0.3
	54.9	238.7	(0.1)	293.5
Total	$327.2	$244.6	$(0.9)	$570.9

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	June 30, 2014	December 31, 2013
Fair value of investments in a loss position 12 months or more	$13.2	$2.3
Fair value of investments in a loss position less than 12 months	$31.3	$73.9
Gross unrealized losses for investments in a loss position 12 months or more	$0.2	$0.1
Gross unrealized losses for investments in a loss position less than 12 months	$0.1	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2014 or at December 31, 2013.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2014 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the unaudited interim Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

June 30,
2014
Contracts maturing in July through September 2014 to sell foreign currency:
Notional value	$89.4
Unrealized gain	$0.2
Contracts maturing in July through September 2014 to purchase foreign currency:
Notional value	$383.6
Unrealized loss	$(0.2)

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2014 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$71.4	$71.5
Mature in one to five years	118.0	118.3
Mature in more than five years	40.2	40.2
Total	$229.6	$230.0

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	June 30, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$80.2	$390.6	2	$77.5	$382.9	2
Total long-term debt, excluding leases and current maturities (a)	$423.3	$450.1	2	$423.2	$433.0	2

(a) The carrying amount of our capital leases at June 30, 2014 and December 31, 2013 was approximately $12.5 million and $12.6 million respectively. We believe these amounts approximate fair value due to the market rates inherent in the leases.

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of June 30, 2014.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2014:
Goodwill	$209.0	$337.0	$546.0
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	181.8	336.0	517.8

Acquisitions	—	15.2	15.2
Currency fluctuations	—	2.2	2.2

Balances as of June 30, 2014:
Goodwill	209.0	354.4	563.4
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	$181.8	$353.4	$535.2

In conjunction with the acquisition of GnuBIO (see Note 2), we have preliminarily recorded $15.2 million of goodwill and $46.4 million of in-process research and development, an indefinite-lived intangible asset. These amounts may change upon completion of the allocation.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	June 30, 2014
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	3-11	$100.8	$(45.2)	$55.6
Know how	1-11	195.3	(100.4)	94.9
Developed product technology	1-13	110.7	(41.8)	68.9
Licenses	1-12	45.0	(24.2)	20.8
Tradenames	1-10	4.4	(2.4)	2.0
Covenants not to compete	5-8	4.9	(1.0)	3.9
Other	—	0.6	(0.6)	—
Total definite-lived intangible assets		461.7	(215.6)	$246.1
In-process research and development		46.4	—	$46.4
Total purchased intangible assets		$508.1	$(215.6)	$292.5

	December 31, 2013
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-11	$99.8	$(41.1)	$58.7
Know how	2-12	194.6	(89.3)	105.3
Developed product technology	1-13	109.5	(36.2)	73.3
Licenses	1-12	44.9	(22.4)	22.5
Tradenames	1-9	4.3	(2.1)	2.2
Covenants not to compete	5-9	4.9	(0.7)	4.2
Other	—	0.6	(0.6)	—
Total purchased intangible assets		$458.6	$(192.4)	$266.2

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Amortization expense	$11.0	$11.1	$21.9	$22.2

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2014	$15.6
Provision for warranty	10.4
Actual warranty costs	(10.4)
June 30, 2014	$15.6

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2014	December 31, 2013
4.875% Senior Notes due 2020, net of discount	$423.3	$423.2
Capital leases and other debt	12.5	12.6
	435.8	435.8
Less current maturities	(0.2)	(0.2)
Long-term debt	$435.6	$435.6

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement, replacing the Amended and Restated Credit Agreement of June 2010, which expired on June 21, 2014. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2014, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.5% at June 30, 2014 .

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of June 30, 2014.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign Other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Bio-Rad Accumulated other comprehensive income	Non-controlling interests	Total Accumulated other comprehensive income
Balances as of January 1, 2014:	$189.4	$(8.1)	$159.4	$340.7	$—	$340.7
Other comprehensive income, before reclassifications	7.6	—	4.3	11.9	—	11.9
Amounts reclassified from Accumulated other comprehensive income	—	0.2	—	0.2	—	0.2
Income tax effects	—	—	(1.5)	(1.5)	—	(1.5)
Other comprehensive income, net of income taxes	7.6	0.2	2.8	10.6	—	10.6
Balances as of June 30, 2014:	$197.0	$(7.9)	$162.2	$351.3	$—	$351.3

	Foreign currency translation adjustments	Foreign Other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Bio-Rad Accumulated other comprehensive income	Non-controlling interests	Total Accumulated other comprehensive income
Balances as of January 1, 2013:	$172.9	$(8.1)	$109.7	$274.5	$(0.2)	$274.3
Other comprehensive (loss) income, before reclassifications	(35.6)	0.1	45.1	9.6	—	9.6
Amounts reclassified from Accumulated other comprehensive income	(0.2)	0.2	(0.2)	(0.2)	0.2	—
Income tax effects	—	—	(16.6)	(16.6)	—	(16.6)
Other comprehensive (loss) income, net of income taxes	(35.8)	0.3	28.3	(7.2)	0.2	(7.0)
Balances as of June 30, 2013:	$137.1	$(7.8)	$138.0	$267.3	$—	$267.3

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Comprehensive income	2014	2013	2014	2013	Location
Amortization of foreign other post-employment benefit items	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Selling, general and administrative expense
Net holding (losses) gains on available-for-sale investments	$—	$—	$—	$0.2	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	28,826	28,538	28,809	28,516
Effect of potentially dilutive stock options and restricted stock awards	266	330	267	327
Diluted weighted average common shares	29,092	28,868	29,076	28,843
Anti-dilutive shares	107	92	94	92

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and investment income	$(8.5)	$(7.8)	$(9.2)	$(9.1)
Net realized gains on investments	—	—	—	(0.2)
Miscellaneous other expense (income) items, net	0.1	(0.8)	0.2	(0.7)
Other (income) expense, net	$(8.4)	$(8.6)	$(9.0)	$(10.0)

10.    INCOME TAXES

Our effective income tax rate was 35% and 29% for the three months ended June 30, 2014 and 2013, respectively. Our effective income tax rate was 40% and 25% for the first half of 2014 and 2013, respectively. The effective tax rate for the second quarter of 2014 was higher due to an increase in tax liabilities, losses incurred in foreign jurisdictions for which no income tax benefit is expected, and due to adjustments principally related to filings of foreign tax returns. The effective income tax rate for the first half of 2014 does not include a benefit of the U.S. federal research credit as it has not been extended beyond 2013. In addition, the effective tax rate for the first half of 2014 includes adjustments principally related to state taxes. The effective tax rate for the first half of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013.

Our foreign taxes for all periods resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate is significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for all periods are generally reduced by French tax incentives related to our research and development activities.

We file federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by the Internal Revenue Service (IRS) for the 2009 and 2010 tax years and by various state and foreign jurisdictions. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.

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

As of June 30, 2014, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $1.4 million. Substantially all such amounts will impact our effective income tax rate.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2014 and 2013 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2014	$170.3	$362.9	$3.6
	2013	$170.4	$351.5	$3.4

Segment net (loss) profit	2014	$(7.2)	$50.1	$0.1
	2013	$(7.7)	$49.9	$0.1

Information regarding industry segments for the six months ended June 30, 2014 and 2013 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2014	$331.8	$707.2	$7.2
	2013	$326.6	$691.4	$7.0

Segment net (loss) profit	2014	$(13.9)	$82.6	$0.1
	2013	$(20.6)	$87.6	$0.2

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total segment profit	$43.0	$42.3	$68.8	$67.2
Foreign currency exchange gains (losses), net	0.3	(0.9)	(2.5)	(2.4)
Net corporate operating, interest and other expense not allocated to segments	(2.9)	(1.0)	(12.0)	(1.7)
Other income (expense), net	8.4	8.6	9.0	10.0
Consolidated income before income taxes	$48.8	$49.0	$63.3	$73.1

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

The DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  While we have been engaged in discussions with the DOJ and SEC concerning a resolution of these matters, we are unable to estimate a range of reasonably possible outcomes of this matter that differs from our aggregate accrual for the Estimated loss contingency recorded as of June 30, 2014 of $43.0 million, including $3.2 million of accrued interest. The amount that was accrued during the first quarter of 2014 for the Estimated loss contingency was $8.0 million, of which $9.8 million was expensed to Selling, general and administrative expense and $1.8 million reduced Interest expense. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business or financial condition. We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

The General Inspection Team of the Shanghai Administration for Industry and Commerce (the “Shanghai AIC”), which is the local counterpart of China’s State Administration for Industry and Commerce, has commenced an investigation of our business practices in China. Specifically, the Shanghai AIC is investigating whether certain of our selling arrangements may have violated China’s Anti Unfair Competition Law and other relevant laws and regulations. In addition, China’s Bureau of Market Supervision and Administration, through its local counterpart in Pudong New District, Shanghai (“Bureau”) has begun a review of our importation practices with respect to certain of our products. At this time, we cannot predict whether the review will culminate into a formal investigation. We are cooperating with both administrative authorities in China. These authorities have the power to impose fines, penalties, seek disgorgement of profits and cause us to modify our business practices in China. However, neither the investigation or review has concluded and therefore, we are not in a position to assess whether they will affect our business or operating results in China.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2013 and the financial statements for the three and six months ended June 30, 2014.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook remains uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 32% of our year-to-date 2014 consolidated net sales are derived from the United States and approximately 68% are derived from international locations, with Europe being our largest region overall.  Our international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, China Yuan and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses.

In April 2014, we acquired 100% of the issued and outstanding stock of GnuBIO, Inc. (GnuBIO). This acquisition was accounted for as a business combination and is included in our Clinical Diagnostics segment's results of operations from the acquisition date. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The deferred tax liability established was primarily a result of the difference in the book basis and tax basis related to the identifiable intangible assets. The estimated fair values of assets acquired and liabilities assumed, specifically deferred taxes, may be subject to change as additional information is received and certain tax returns are finalized. Thus the provisional measurements of fair value set forth below are subject to change. We expect to finalize the allocation once all relevant information is obtained by management, but will not extend beyond one year from the closing date of acquisition.

The preliminary fair values of the net assets acquired from GnuBIO as of the acquisition date were determined to be $46.4 million of indefinite-lived intangible assets (specifically in-process research and development), $15.2 million of goodwill and $11.2 million of net tangible liabilities. The fair value of the consideration as of the acquisition date was $50.4 million, which includes $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. We believe that GnuBIO's innovative DNA workflow is well-suited for the clinical diagnostics sequencing market and will leverage our leadership role in the area of droplet digital PCR.

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

During the first quarter of 2014, we accrued an additional $8.0 million associated with our efforts to resolve the investigations by the U.S. Department of Justice (DOJ) and Securities and Exchange Commission (SEC) relating to the United States Foreign Corrupt Practices Act (FCPA), of which $9.8 million was expensed to Selling, general and administrative expense and $1.8 million reduced Interest expense. As of June 30, 2014, the aggregate accrual for the Estimated loss contingency was $43.0 million, including $3.2 million of accrued interest.

During the third quarter of 2013, we revised the classification of one item for all periods presented from “Provision for income taxes” to “Research and development expense” in our Consolidated Statements of Income to conform to the current year presentation. The item reclassified pertains to a refundable French R&D tax credit, which after the reclassification reduces Research and development expense. We believe this presentation is appropriate as we are not required to have taxable income in order to earn the credits. As a result of recording this reclassification, there is an additional impact to our income tax provision due to the application of our effective income tax rate throughout the year. This causes the income tax provision impact to not always equal the pre-tax impact on a quarterly basis, but it does equal on an annual basis. The effect of these items for the second quarter of 2013 were as follows: a reduction of $1.4 million to Research and development expense, an increase of $1.5 million to Provision for income taxes, and a decrease of $0.1 million to Net income attributable to Bio-Rad. The effect of these items for the six months ended June 30, 2013 were as follows: a reduction of $3.0 million to Research and development expense, an increase of $2.4 million to Provision for income taxes, and an increase of $0.6 million to Net income attributable to Bio-Rad.

During the first quarter of 2013, we reported payments for contingent consideration as cash outflows from investing activities in error. Amounts paid pertaining to the purchase accounting contingent liability should have been classified as cash outflows from financing activities. Amounts paid in excess of the purchase accounting contingent liability should have been classified as cash outflows from operating activities. We have adjusted the amounts previously reported in our Form 10-Q for the six-month period ended June 30, 2013 in conjunction with the filing of this 10-Q by reducing cash outflows from investing activities by $13.5 million and increasing cash outflows from financing activities and operating activities by $13.1 million and $0.4 million, respectively.

During the six-month period ended June 30, 2013, we reported payments for/proceeds from forward foreign exchange contracts as cash flows from investing activities in error. Cash flows from forward foreign exchange contracts should have been classified as cash flows from operating activities. We have adjusted the amounts previously reported in our Form 10-Q for the six month-period ended June 30, 2013 in conjunction with the filing of this 10-Q by reducing cash inflows from investing activities by $5.0 million and increasing cash inflows from operating activities by $5.0 million.

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. Based on the most recent valuation, the sales milestones could potentially range from $0 to a maximum of 60.0%, 51.32% and 50.38% of annual cell sorting system purchase orders starting September 2013, September 2014 and September 2015, with payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for three consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $20 million, $30 million and $45 million for the three consecutive years, respectively. The contingent consideration was revalued by a reduction of $5.4 million in 2014 to Selling, general and administrative expense to its estimated fair value of $15.4 million as of June 30, 2014.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.6	42.9	45.3	44.2
Gross profit	55.4	57.1	54.7	55.8
Selling, general and administrative expense	36.5	37.2	38.1	37.2
Research and development expense	10.4	9.9	10.3	10.0
Net income attributable to Bio-Rad	5.9	6.6	3.7	5.3

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the six months ended June 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2013 filed with the SEC.

Three Months Ended June 30, 2014 Compared to
Three Months Ended June 30, 2013

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the second quarter of 2014 were $536.8 million compared to $525.3 million in the second quarter of 2013, an increase of 2.2%.  Excluding the impact of foreign currency, second quarter 2014 sales increased by approximately 1.1% compared to the same period in 2013.  Currency neutral sales growth was primarily in Eastern Europe, partially offset by decreased sales primarily in Western Europe and Latin America.

The Life Science segment sales for the second quarter of 2014 were $170.3 million, a decrease of 0.1% compared to the same period last year.  On a currency neutral basis, sales decreased 1.1% compared to the second quarter in 2013. The currency neutral sales decrease was realized primarily in our protein separations product lines, partially offset by growth in process chromatography, Droplet Digital™ PCR and cell biology products. The currency neutral sales decrease was primarily in Asia, most notably in China, partially offset by sales growth primarily in Europe.

The Clinical Diagnostics segment sales for the second quarter of 2014 were $362.9 million, an increase of 3.2% compared to the same period last year.  On a currency neutral basis, sales increased 2.1% compared to the second quarter in 2013.  The Clinical Diagnostics segment had incremental growth across most product lines on a currency neutral basis. Currency neutral sales growth was primarily in Eastern Europe and China, with the U.S. being relatively flat and a decline in Western Europe.

Consolidated gross margins were 55.4% for the second quarter of 2014 compared to 57.1% for the second quarter of 2013.  Life Science segment gross margins for the second quarter of 2014 increased by approximately
1.2 percentage points from the same period last year primarily due to higher margins and stable pricing, mostly for Droplet Digital™ PCR, cell biology and process chromatography products. Clinical Diagnostics segment gross margins for the second quarter of 2014 decreased by approximately 3.3 percentage points from the same period last year. The decrease was primarily due to price pressure and higher manufacturing costs compared to the same period in 2013.

Selling, general and administrative expenses (SG&A) represented 36.5% of sales for the second quarter of 2014 compared to 37.2% of sales for the second quarter of 2013.  Overall, SG&A was relatively flat, reflecting mostly minimal decreases overall of various expenses, such as lower professional fees, lower marketing and advertising expenses and lower bad debt expense. These decreases were offset by an increase in employee-related expenses, reflecting an increase in headcount that includes the GnuBIO acquisition.

Research and development expense (R&D) increased to $55.7 million or 10.4% of sales in the second quarter of 2014 compared to $51.8 million or 9.9% of sales in the second quarter of 2013.  Life Science segment R&D increased in the second quarter of 2014 from the prior year quarter, with concentrated efforts in genomics and laboratory separations. Clinical Diagnostics segment R&D increased in the second quarter of 2014 from the prior year period primarily due to continued investments in new instrument platforms and assays, and diagnostic applications using the recently acquired droplet digital PCR technology.

Results of Operations – Non-operating

Interest expense for the second quarter of 2014 decreased by $6.1 million to $5.6 million compared to $11.7 million for the second quarter of 2013 primarily due to the absence of interest expense in the second quarter of 2014 associated with the $300.0 million principal amount of Senior Subordinated Notes (8.0% Notes), which were redeemed on September 30, 2013.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange gains, net for the quarter ended June 30, 2014 was $0.3 million compared to foreign currency exchange losses, net of $0.9 million for the prior year period primarily attributable to a favorable result (gains) of the estimating process inherent in the timing of shipments and payments, net of higher transaction costs.

Other (income) expense, net for the second quarter of 2014 was $8.4 million income compared to $8.6 million income for the second quarter of 2013, reflecting relatively flat activity that includes dividend income for both periods from our investment in Sartorius AG.

Our effective income tax rate was 35% and 29% for the three months ended June 30, 2014 and 2013, respectively. The effective tax rate for the second quarter of 2014 was higher due to an increase in tax liabilities, losses incurred in foreign jurisdictions for which no income tax benefit is expected, and due to adjustments principally related to filings of foreign tax returns. The effective income tax rate for the three months ended June 30, 2014 does not include a benefit of the U.S. federal research credit as it has not been extended beyond 2013.

Our foreign taxes for all periods resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate is significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for all periods are generally reduced by French tax incentives related to our research and development activities.

Our current effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Six Months Ended June 30, 2014 Compared to
Six Months Ended June 30, 2013

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first half of 2014 were $1.05 billion compared to $1.02 billion in the first half of 2013, an increase of 2.1%.  Excluding the impact of foreign currency, the first half of 2014 sales increased by approximately 2.0% compared to the same period in 2013.  Currency neutral sales growth was reflected in all regions, most notably in Eastern Europe and China.

The Life Science segment sales for the first half of 2014 were $331.8 million, an increase of 1.6% compared to the same period last year.  On a currency neutral basis, the sales increase remained the same at 1.6% compared to the first half of 2013. The currency neutral sales increase was reflected across most product lines, except for the majority of protein separations products. Currency neutral sales growth was primarily in Europe and Latin America, partially offset by decreased sales in Asia.

The Clinical Diagnostics segment sales for the first half of 2014 were $707.2 million, an increase of 2.3% compared to the same period last year.  On a currency neutral basis, sales increased 2.1% compared to the first half of 2013.  Clinical Diagnostics had growth across most product lines on a currency neutral basis, most notably from quality control products. Currency neutral sales growth was primarily in Eastern Europe and China, with the U.S. being relatively flat and a decline in Western Europe.

Consolidated gross margins were 54.7% for the first half of 2014 compared to 55.8% for the first half of 2013.  Life Science segment gross margins for the first half of 2014 increased by approximately 1.4 percentage points from the same period last year primarily due to higher margins mostly for process chromatography, Droplet Digital™ PCR and food testing products, and higher license expense in 2013. Clinical Diagnostics segment gross margins for the first half of 2014 decreased by approximately 2.2 percentage points from the same period last year. The decrease was primarily due to price pressure and higher manufacturing costs compared to the same period in 2013.

Selling, general and administrative expenses (SG&A) represented 38.1% of sales for the first half of 2014 compared to 37.2% of sales for the first half of 2013.  Increases in SG&A expense relative to sales were primarily driven by:

•
an increase of $14.8 million of employee-related expenses, our largest cost, associated with increases in incentive compensation and related fringe benefits, and an increase in headcount that includes the GnuBIO acquisition,

•	an accrual of $9.8 million in connection with our efforts to resolve the SEC and DOJ investigations relating to the FCPA that was recorded in the first quarter of 2014, and

•	an increase in software amortization of $2.9 million.

Partially offsetting these costs were:

•	a decrease of $4.0 million for the valuations of contingent considerations for the cell sorting system in 2014 compared for the Droplet Digital™ PCR in 2013,

•	a decrease in bad debt expense of $3.7 million, primarily in Russia due to a distributor bad debt in 2013 and concentrated collection efforts, and

•	lower external marketing and advertising expenses, and lower professional fees.

Research and development expense (R&D) increased to $108.3 million or 10.3% of sales in the first half of 2014 compared to $102.2 million or 10.0% of sales in the first half of 2013.  Life Science segment R&D increased in the first half of 2014 from the prior year period, with concentrated efforts in genomics and laboratory separations. Clinical Diagnostics segment R&D increased in the first half of 2014 from the prior year period primarily due to continued investments in new instrument platforms and assays, and diagnostic applications using the recently acquired droplet digital PCR technology.

Results of Operations – Non-operating

Interest expense for the first half of 2014 decreased by $13.2 million to $9.4 million compared to $22.6 million for the first half of 2013 primarily due to the absence of interest expense in the first half of 2014 associated with the $300.0 million principal amount of Senior Subordinated Notes (8.0% Notes), which were redeemed on September 30, 2013. In addition, Interest expense was reduced by $1.8 million of interest expense associated with our initial efforts to resolve the DOJ and SEC investigations relating to the FCPA that was recorded in the first quarter of 2014.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the first half of 2014 increased slightly compared to the prior year period primarily attributable to higher transaction costs, mostly offset by a favorable result (gains) for the estimating process inherent in the timing of shipments and payments.

Other (income) expense, net for the first half of 2014 decreased to $9.0 million income compared to $10.0 million income for the first half of 2013 primarily due to lower various miscellaneous income and higher investment income in 2013.

Our effective income tax rate was 40% and 25% for the first half of 2014 and 2013, respectively. The effective tax rate for the first half of 2014 was higher due to an increase in tax liabilities, losses incurred in foreign jurisdictions for which no income tax benefit is expected, and due to adjustments principally related to filings of foreign tax returns. In addition, the effective tax rate for the first half of 2014 includes adjustments principally related to state taxes. The effective tax rate for the first half of 2014 does not include a benefit of the U.S. federal research credit as it has not been extended beyond 2013. The effective tax rate for the first half of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013.

Our foreign taxes for all periods resulted primarily from taxable income earned in France and Switzerland. Switzerland's statutory tax rate is significantly lower than the U.S. statutory tax rate of 35%. Also, our effective tax rates for all periods are generally reduced by French tax incentives related to our research and development activities.

Our current effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and the generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Credit Agreement that we entered into in June 2014.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2014, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019.

At June 30, 2014, we had $647.6 million in cash, cash equivalents and short-term investments, of which approximately 40% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business expansion activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under our new domestic and international lines of credit, we had $212.2 million available for borrowing as of June 30, 2014, which was reduced by $8.1 million that was utilized for standby letters of credit issued by our banks to support our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

The continuing slow economic growth in developed nations and in the U.S., may adversely affect our future results of cash flows. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of June 30, 2014 and December 31, 2013, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $57.0 million and $66.0 million, respectively.

The instability in credit markets along with low levels of capitalization in some parts of the financial services industry could impact both our ability and our customer's ability to access the necessary capital for acquisition, equipment and technology modernization, and the financing of inventories and receivables.  Without this crucial intermediary function, manufacturers and end users may have to renegotiate existing arrangements, reduce activity levels or seek other business partners.

Cash Flows from Operations

Net cash provided by operations was $149.8 million and $43.8 million for the six months ended June 30, 2014 and 2013, respectively.  The increase in cash flows primarily resulted from:

•	higher cash received from customers primarily due to improved collections, in particular from Spain of approximately $11 million from public agencies in the first quarter of 2014,

•
a decrease in income taxes paid primarily due to a $20 million federal income tax quick refund related to 2013 that was received in the second quarter of 2014, and a $5 million federal income tax extension payment in 2013, and

•	a decrease in interest paid primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013, partially offset by

•	higher cash paid for forward exchange contracts, and

•	higher cash paid to suppliers and employees.

Cash Flows from Investing Activities

Net cash used in investing activities was $101.9 million compared to $134.6 million for the six months ended June 30, 2014 and 2013, respectively. Purchases, net of sales and maturities, of marketable securities and investments, and proceeds from sales of marketable securities and investments were both lower than the prior year period primarily due to sales of securities to provide cash to redeem the $300.0 million 8.0% Senior Subordinated Notes and therefore expect purchases, net of sales and maturities, to decline markedly year over year due to reduced amounts of cash to invest. In addition, we purchased longer dated securities to take advantage of higher returns on investments and therefore we experienced an additional decline in maturities and redemptions of securities. Net cash used in investing activities was also lower as the acquisition for GnuBIO was at a lower cost than compared to the acquisition of AbD Serotec in 2013. Purchases of intangible assets were higher in 2014 primarily due to the purchases of licenses.

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

Capital expenditures totaled $60.9 million and $58.6 million for the six months ended June 30, 2014 and 2013, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures were slightly higher for the six months ended June 30, 2014 compared to the same period last year as we have started the second phase of a global single instance ERP platform and are beginning to capitalize costs and expect capitalized costs to continue to increase throughout the remainder of the year. As we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to continue to remain historically higher for the next four years or more. The current estimated global implementation cost for the single instance ERP platform could exceed $250 million and is estimated to take approximately four or more years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.3 million compared to net cash used in financing activities of $6.1 million for the six months ended June 30, 2014 and 2013, respectively. Net cash used in financing activities for the six months ended June 30, 2013 was primarily due to $7.5 million paid to Propel Labs' shareholders in contingent consideration associated with the 2012 acquisition, and $5.6 million paid to QuantaLife in contingent consideration associated with the 2011 acquisition.

We have outstanding Senior Notes of $425 million, which are not due until 2020. As indicated above, we redeemed all of the Senior Subordinated Notes of $300 million on September 30, 2013. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of June 30, 2014. The Credit Agreement may limit our ability to repurchase our stock. We had no repurchases of our stock during the first six months of 2014 or 2013.

Recent Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are currently evaluating the impact of the adoption of this accounting standard update on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2014, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
With the oversight of senior management and our audit committee, we have begun taking the above steps. While our remediation efforts are in process, they have not been completed. Accordingly, our management has concluded that the material weakness still exists as of June 30, 2014.
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

Changes to Internal Control Over Financial Reporting

Other than the changes discussed above, we identified no changes in internal control over financial reporting that occurred during our quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The DOJ and SEC investigations are continuing and we are presently unable to predict the duration, scope or results of these investigations or whether either agency will commence any legal actions.  The DOJ and the SEC have a broad range of civil and criminal sanctions under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices including the termination or modification of existing business relationships, the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA.  We are engaged in discussions with the DOJ and SEC concerning a resolution of these matters, but we are unable to estimate the outcome of these discussions or whether we will be able to reach mutually acceptable settlements. At this point, we are unable to estimate a range of reasonably possible outcomes of this matter that differs from our aggregate accrual for the Estimated loss contingency recorded as of June 30, 2014 of $43.0 million, including $3.2 million of accrued interest. The amount that was accrued during the first quarter of 2014 for the Estimated loss contingency was $8.0 million, of which $9.8 million was expensed to Selling, general and administrative expense and $1.8 million reduced Interest expense. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our business, including our results of operations, cash balance and credit rates. We have not to date determined whether any of the activities in question violated the laws of the foreign jurisdictions in which they took place.

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

With the oversight of senior management and our audit committee, we have begun taking the above steps. While our remediation efforts are in process, they have not been completed. Accordingly, our management has concluded that the material weakness still exists as of June 30, 2014.
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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of June 30, 2014 and December 31, 2013, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $57.0 million and $66.0 million, respectively.

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

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 68% of our net sales for the six months ended June 30, 2014.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks.  In particular, political unrest in Southeast Asia, the Middle East and Eastern Europe may affect our sales in those regions. For example, the recent political turmoil in Ukraine, along with the response of the Russian and United States governments to this situation, has the potential to impact our operations in Russia. Also, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities.
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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include data privacy, import-export, anti-corruption, antitrust and competition laws and regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, and the curtailment or restructuring of our business either broadly or specifically in the relevant jurisdictions, and could materially affect our business and our operating results.

The General Inspection Team of the Shanghai Administration for Industry and Commerce (the “Shanghai AIC”), which is the local counterpart of China’s State Administration for Industry and Commerce, has commenced an investigation of our business practices in China. Specifically, the Shanghai AIC is investigating whether certain of our selling arrangements may have violated China’s Anti Unfair Competition Law and other relevant laws and regulations. In addition, the Pudong New District Bureau of Market Supervision and Administration in Shanghai has begun a review of our importation practices with respect to certain of our products. We are cooperating with both administrative authorities in China. These authorities have the power to impose fines, penalties, seek disgorgement of profits and cause us to modify our business practices in China. However, neither the investigation or review has concluded and therefore, we are not in a position to assess whether they will affect our business or operating results in China.

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

Healthcare reform and the growth of managed care organizations have been and continue to be significant factors in the clinical diagnostics market.  The trend towards managed care, together with healthcare reform of the delivery system in the United States and efforts to reform in Europe, has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce costs.  Consolidation among healthcare providers has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage.  These competitive forces place constraints on the levels of overall pricing, and thus could have a material adverse effect on our gross margins for products we sell in clinical diagnostics markets. In addition, many governments are lengthening the commitments of their public tenders to multiple years, which reduces the number of tenders in which we can participate annually. Also, because the value of these multiple-year tenders is so high, our competitors have been more aggressive with their pricing.

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

We may experience difficulties implementing our new global enterprise resource planning system and centralizing our business processes and functions.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to accurately maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. In 2013, we experienced system implementation issues in our Clinical Diagnostics segment that impacted invoicing and caused an increase in accounts receivable. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization may disrupt our operations and negatively impact our business.

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

Further, the PPACA includes provisions known as the Physician Payment Sunshine Act, which requires certain manufacturers of drugs, biologics, devices and medical supplies to record any transfers of value to U.S. physicians and U.S. teaching hospitals. Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission, and may result in liability under other federal laws or regulations. Manufacturers have been required to perform data collection since August 1, 2013 and must have completed reporting of such data to the Centers for Medicare and Medicaid Services by June 30, 2014 and must report such data by the 90th day of each subsequent calendar year. Several states in the U.S. have also implemented similar reporting requirements and/or mandate implementation of compliance programs. An increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements.

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
On August 22, 2012, the SEC adopted a rule requiring disclosures by public companies of their use of specified minerals (tantalum, tin, tungsten and gold) that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires that we:

•	examine our products to determine whether and to what extent the rule applies,

•	if applicable, perform a reasonable country of origin inquiry to determine whether or not the specified minerals originated from the Democratic Republic of Congo (DRC) or an adjoining country,

•	if applicable, conduct due diligence regarding the source and chain of custody of the specified minerals, and

•	file a report annually that includes a description of our process and the results of our efforts.

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

As of June 30, 2014 we and our subsidiaries have approximately $437.3 million of outstanding indebtedness.

The following chart shows certain important credit statistics.

At June 30, 2014
(dollars in millions)
Total debt	$437.3
Total stockholders’ equity	$2,249.9
Debt to equity ratio	0.2

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

Our existing credit facility also requires that we comply with certain financial ratios, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test.

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	August 6, 2014	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	August 6, 2014	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer