Form 10-Q
period 2014-09-30
BIO RAD LABORATORIES INC
filed 2014-11-07
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at October 28, 2014
Class A Common Stock, Par Value $0.0001 per share	23,862,625
Class B Common Stock, Par Value $0.0001 per share	5,097,303

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS:	(Unaudited)
Cash and cash equivalents	$424,593	$331,551
Short-term investments	277,985	277,369
Accounts receivable, net	354,401	422,660
Inventories:
Raw materials	119,667	105,708
Work in process	135,524	129,894
Finished goods	260,856	280,643
Total inventories	516,047	516,245
Prepaid expenses, taxes and other current assets	191,419	209,654
Total current assets	1,764,445	1,757,479
Property, plant and equipment, at cost	1,088,124	1,059,828
Less: accumulated depreciation and amortization	(667,227)	(645,427)
Property, plant and equipment, net	420,897	414,401
Goodwill, net	513,454	517,770
Purchased intangibles, net	273,527	266,188
Other investments	364,129	377,870
Other assets	49,572	55,082
Total assets	$3,386,024	$3,388,790

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$126,640	$148,510
Accrued payroll and employee benefits	148,283	130,658
Notes payable and current maturities of long-term debt	1,471	1,786
Income and other taxes payable	24,399	33,555
Accrued legal settlements	49,450	30,000
Other current liabilities	153,540	142,963
Total current liabilities	503,783	487,472
Long-term debt, net of current maturities	435,739	435,615
Other long-term liabilities	269,772	278,981
Total liabilities	1,209,294	1,202,068

Stockholders’ equity:
Class A common stock, shares issued 23,862,747 and 23,680,749 at 2014 and 2013, respectively; shares outstanding 23,862,625 and 23,680,627 at 2014 and 2013, respectively	2	2
Class B common stock, shares issued 5,098,220 and 5,096,780 at 2014 and 2013, respectively; shares outstanding 5,097,303 and 5,095,863 at 2014 and 2013, respectively	1	1
Additional paid-in capital	259,865	239,986
Class A treasury stock at cost, 122 shares at 2014 and 2013	(12)	(12)
Class B treasury stock at cost, 917 shares at 2014 and 2013	(89)	(89)
Retained earnings	1,655,925	1,606,117
Accumulated other comprehensive income	261,038	340,717
Total stockholders’ equity	2,176,730	2,186,722
Total liabilities and stockholders’ equity	$3,386,024	$3,388,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales	$530,644	$505,066	$1,576,820	$1,530,059
Cost of goods sold	242,068	220,850	715,713	674,330
Gross profit	288,576	284,216	861,107	855,729
Selling, general and administrative expense	202,550	202,238	600,663	583,486
Research and development expense	52,786	52,920	161,046	155,104
Income from operations	33,240	29,058	99,398	117,139
Interest expense	7,710	31,611	17,131	54,252
Foreign currency exchange losses, net	3,667	3,330	6,118	5,723
Other (income) expense, net	(613)	(667)	(9,662)	(10,711)
Income (loss) before income taxes	22,476	(5,216)	85,811	67,875
Provision for income taxes	(10,967)	(1,883)	(36,003)	(20,200)
Net income (loss) including noncontrolling interests	11,509	(7,099)	49,808	47,675
Net income attributable to noncontrolling interests	—	—	—	(21)
Net income (loss) attributable to Bio-Rad	$11,509	$(7,099)	$49,808	$47,654

Basic earnings per share:
Net income (loss) per basic share attributable to Bio-Rad	$0.40	$(0.25)	$1.73	$1.67
Weighted average common shares - basic	28,884	28,603	28,834	28,545

Diluted earnings per share:
Net income (loss) per diluted share attributable to Bio-Rad	$0.39	$(0.25)	$1.71	$1.65
Weighted average common shares - diluted	29,141	28,603	29,097	28,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) including noncontrolling interests	$11,509	$(7,099)	$49,808	$47,675
Other comprehensive (loss) income:
Foreign currency translation adjustments	(77,956)	40,668	(70,322)	5,078
Foreign other post-employment benefits adjustments, net of income taxes	716	(246)	895	45
Net unrealized holding (losses) gains on available-for-sale (AFS) investments, net of income taxes	(13,007)	8,510	(10,252)	36,835
Other comprehensive (loss) income, net of income taxes	(90,247)	48,932	(79,679)	41,958
Comprehensive (loss) income	(78,738)	41,833	(29,871)	89,633
Comprehensive (income) attributable to noncontrolling interests	—	—	—	(185)
Comprehensive (loss) income attributable to Bio-Rad	$(78,738)	$41,833	$(29,871)	$89,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Cash received from customers	$1,613,723	$1,531,251
Cash paid to suppliers and employees	(1,352,654)	(1,335,844)
Interest paid	(10,757)	(50,188)
Income tax payments	(31,105)	(59,720)
Investment proceeds and miscellaneous receipts, net	11,363	12,926
Excess tax benefits from share-based compensation	(766)	(808)
Proceeds from forward foreign exchange contracts, net	3,292	969
Net cash provided by operating activities	233,096	98,586
Cash flows from investing activities:
Capital expenditures	(80,865)	(78,938)
Proceeds from dispositions of property, plant and equipment	381	1,252
Payments for acquisitions, net of cash received, and long-term investments	(43,645)	(68,510)
Payments for purchases of intangible assets	(15,488)	(500)
Payments for purchases of marketable securities and investments	(159,607)	(325,036)
Proceeds from sales of marketable securities and investments	58,691	277,389
Proceeds from maturities of marketable securities and investments	99,466	234,707
Net cash (used in) provided by investing activities	(141,067)	40,364
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(362)	(18)
Payments on long-term borrowings	(181)	(300,178)
Payments of contingent consideration	—	(25,474)
Proceeds from issuance of common stock	8,365	9,397
Payments of debt issuance costs for credit agreement	(524)	—
Excess tax benefits from share-based compensation	766	808
Net cash provided by (used in) financing activities	8,064	(315,465)
Effect of foreign exchange rate changes on cash	(7,051)	4,920
Net increase (decrease) in cash and cash equivalents	93,042	(171,595)
Cash and cash equivalents at beginning of period	331,551	463,388
Cash and cash equivalents at end of period	$424,593	$291,793
Reconciliation of net income including noncontrolling interests to net cash provided by operating activities:
Net income including noncontrolling interests	$49,808	$47,675
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	110,129	105,181
Share-based compensation	10,714	9,894
Losses on dispositions of securities	329	408
Excess tax benefits from share-based compensation	(766)	(808)
Changes in fair value of contingent consideration	(8,378)	(1,347)
Decrease in accounts receivable	51,149	14,803
Increase in inventories	(28,881)	(61,580)
Decrease (increase) in other current assets	354	(5,748)
Increase in accounts payable and other current liabilities	39,743	19,272
Decrease in income taxes payable	(593)	(30,710)
Net decrease/increase in other long-term assets/liabilities	9,488	1,546
Net cash provided by operating activities	$233,096	$98,586
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

CORRECTION OF IMMATERIAL ERRORS

Balance Sheet and Statement of Cash Flows

During the current quarter we identified errors in the Consolidated Balance Sheet at December 31, 2013 and the Consolidated Statements of Cash Flows for the years ending December 31, 2012 and 2013 (and for all interim periods therein) and in the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and June 30, 2014 related to the recorded amounts of Net inventory and Net property, plant and equipment. We inappropriately reduced Inventory by all of the intercompany profit on intercompany transactions related to certain equipment when a portion of that profit should have reduced capital additions included in Property, plant and equipment. The equipment in question is a Bio-Rad product provided to customers in reagent rental agreements, whereby Bio-Rad retains ownership of the equipment and charges the customer for test kits purchased for use with this equipment. Depreciation was calculated correctly, and there is no impact to Net income (loss) for any historic period.

The effect of correcting these errors was to increase Net inventory and lower Property, plant and equipment, net at December 31, 2013 by $15.0 million. As a result of these changes, $5.3 million of Prepaid income taxes were reclassified from short-term to long-term. The reclassification within the Statement of Cash Flows was to decrease Net cash provided by operating activities and increase Net cash provided by investing activities by $4.4 million for the nine months ended September 30, 2013. There is no change to the net increase or decrease in Cash and cash equivalents for any historic period.

During the nine month-period ended September 30, 2013, we reported Payments for/proceeds from forward foreign exchange contracts as cash flows from investing activities in error. Cash flows from forward foreign exchange contracts should have been classified as cash flows from operating activities. We have adjusted the amounts previously reported in our Form 10-Q for the nine-month period ended September 30, 2013 in conjunction with the filing of this 10-Q by reducing cash inflows from investing activities by $1.0 million and increasing cash inflows from operating activities by $1.0 million.

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

The fair value of the consideration as of the acquisition date was $50.4 million, which includes $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. The contingent consideration was recognized at its estimated fair value of $7.2 million as of September 30, 2014. See Note 3 for further discussion of the contingent consideration valuation and underlying assumptions.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2014 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$8.4	$—	$8.4
Foreign time deposits	14.9	—	—	14.9
Money market funds	2.5	—	—	2.5
Total cash equivalents (a)	17.4	8.4	—	25.8
Available-for-sale investments:
Corporate debt securities	—	132.6	—	132.6
Foreign brokered certificates of deposit	—	5.2	—	5.2
U.S. government sponsored agencies	—	46.0	—	46.0
Foreign government obligations	—	4.4	—	4.4
Municipal obligations	—	7.8	—	7.8
Marketable equity securities	308.6	—	—	308.6
Asset-backed securities	—	50.1	—	50.1
Total available-for-sale investments (b)	308.6	246.1	—	554.7
Forward foreign exchange contracts (c)	—	1.0	—	1.0
Total financial assets carried at fair value	$326.0	$255.5	$—	$581.5

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.3	$—	$0.3
Contingent consideration (e)	—	—	23.1	23.1
Total financial liabilities carried at fair value	$—	$0.3	$23.1	$23.4

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2013 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$7.0	$—	$7.0
Foreign time deposits	11.1	—	—	11.1
U.S. government sponsored agencies	—	1.2	—	1.2
Money market funds	1.2	—	—	1.2
Total cash equivalents (a)	12.3	8.2	—	20.5
Available-for-sale investments:
Corporate debt securities	—	132.5	—	132.5
Foreign brokered certificates of deposit	—	8.9	—	8.9
U.S. government sponsored agencies	—	39.1	—	39.1
Foreign government obligations	—	5.6	—	5.6
Municipal obligations	—	11.0	—	11.0
Marketable equity securities	325.2	—	—	325.2
Asset-backed securities	—	48.6	—	48.6
Total available-for-sale investments (b)	325.2	245.7	—	570.9
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$337.5	$254.5	$—	$592.0

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.1	$—	$1.1
Contingent consideration (e)	—	—	20.8	20.8
Total financial liabilities carried at fair value	$—	$1.1	$20.8	$21.9

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2014	December 31, 2013
Short-term investments	$278.0	$277.4
Other investments	276.7	293.5
Total	$554.7	$570.9

(c)	Forward foreign exchange contracts in an asset position are included in Prepaid expenses, taxes and other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2014	December 31, 2013
Other current liabilities	$9.6	$6.1
Other long-term liabilities	13.5	14.7
Total	$23.1	$20.8

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. In the third quarter of 2014, the first sales milestone was reached with cell sorting system purchase orders resulting in a commitment to pay $2.4 million during the fourth quarter of 2014. Based on the most recent valuation, the sales milestones could potentially range from $0 to a maximum of 51.32% and 50.38% of annual cell sorting system purchase orders for September 2014 and September 2015, respectively, with payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for two consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $30 million and $45 million for the two consecutive years, respectively. The contingent consideration was revalued by a reduction of $4.9 million in 2014 to Selling, general and administrative expense to its estimated fair value of $15.9 million as of September 30, 2014.

During the second quarter of 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. At the acquisition date, the contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. During the third quarter of 2014, the development/regulatory milestones were revalued to a fair value of $7.2 million as of September 30, 2014. The contingent consideration for the sales milestones at the acquisition date was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework.

The following table provides a reconciliation of the Level 3 contingent consideration liability measured at estimated fair value based on original valuations and updated quarterly for the nine months ended September 30, 2014 (in millions):

2014
January 1	$20.8
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense - Cell sorting system	(4.9)
Acquisition of GnuBIO	10.7
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense - GnuBIO	(3.5)
September 30	$23.1

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liability as of September 30, 2014. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	0.82%	1.29%
		Projected volatility of growth rate	20%	NA
		Market price of risk	1.90%	N/A
GnuBIO	Probability-weighted income approach	Development/regulatory milestones:
		Cumulative milestones probability	50.0%	28.1%
		Discount Rate	0.10%	0.54%

		Sales milestones:
		Cumulative milestones probability	0.00089%	0.00000%
		Discount Rate	0.98%	2.22%

To estimate the fair value of Level 2 debt securities as of September 30, 2014 and December 31, 2013, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of September 30, 2014 and December 31, 2013, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performed daily reasonableness testing of the S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$132.3	$0.4	$(0.1)	$132.6
Foreign brokered certificates of deposit	5.2	—	—	5.2
Municipal obligations	7.9	—	(0.1)	7.8
Asset-backed securities	49.8	—	(0.1)	49.7
U.S. government sponsored agencies	46.0	0.1	(0.1)	46.0
Foreign government obligations	4.4	—	—	4.4
Marketable equity securities	26.7	5.7	(0.1)	32.3
	272.3	6.2	(0.5)	278.0
Long-term investments:
Marketable equity securities	54.5	221.8	—	276.3
Asset-backed securities	0.4	—	—	0.4
	54.9	221.8	—	276.7
Total	$327.2	$228.0	$(0.5)	$554.7

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$132.6	$0.3	$(0.4)	$132.5
Foreign brokered certificates of deposit	8.9	—	—	8.9
Municipal obligations	11.1	—	(0.1)	11.0
Asset-backed securities	48.4	0.1	(0.2)	48.3
U.S. government sponsored agencies	39.1	0.1	(0.1)	39.1
Foreign government obligations	5.6	—	—	5.6
Marketable equity securities	26.6	5.4	—	32.0
	272.3	5.9	(0.8)	277.4
Long-term investments:
Marketable equity securities	54.5	238.7	—	293.2
Asset-backed securities	0.4	—	(0.1)	0.3
	54.9	238.7	(0.1)	293.5
Total	$327.2	$244.6	$(0.9)	$570.9

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	September 30, 2014	December 31, 2013
Fair value of investments in a loss position 12 months or more	$12.6	$2.3
Fair value of investments in a loss position less than 12 months	$56.8	$73.9
Gross unrealized losses for investments in a loss position 12 months or more	$0.2	$0.1
Gross unrealized losses for investments in a loss position less than 12 months	$0.3	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2014 or at December 31, 2013.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2014 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Condensed Consolidated Statements of Operations.

The following is a summary of our forward foreign exchange contracts (in millions):

September 30,
2014
Contracts maturing in October through December 2014 to sell foreign currency:
Notional value	$89.4
Unrealized gain	$0.3
Contracts maturing in October through December 2014 to purchase foreign currency:
Notional value	$345.0
Unrealized gain	$0.3

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2014 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$96.0	$96.1
Mature in one to five years	110.5	110.6
Mature in more than five years	39.5	39.4
Total	$246.0	$246.1

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	September 30, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$81.6	$367.9	2	$77.5	$382.9	2
Total long-term debt, excluding leases and current maturities	$423.4	$452.3	2	$423.2	$433.0	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of September 30, 2014.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2014:
Goodwill	$209.0	$337.0	$546.0
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	181.8	336.0	517.8

Acquisitions	—	15.2	15.2
Currency fluctuations	(0.9)	(18.6)	(19.5)

Balances as of September 30, 2014:
Goodwill	208.1	333.6	541.7
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	$180.9	$332.6	$513.5

In conjunction with the acquisition of GnuBIO (see Note 2), we have preliminarily recorded $15.2 million of goodwill and $46.4 million of in-process research and development, an indefinite-lived intangible asset. These amounts may change upon completion of the allocation.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	September 30, 2014
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	3-11	$93.2	$(43.1)	$50.1
Know how	1-11	188.3	(100.3)	88.0
Developed product technology	5-13	106.5	(42.3)	64.2
Licenses	1-12	44.2	(24.9)	19.3
Tradenames	1-10	4.2	(2.5)	1.7
Covenants not to compete	5-8	4.9	(1.1)	3.8
Other	—	0.5	(0.5)	—
Total definite-lived intangible assets		441.8	(214.7)	$227.1
In-process research and development		46.4	—	$46.4
Total purchased intangible assets		$488.2	$(214.7)	$273.5

	December 31, 2013
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-11	$99.8	$(41.1)	$58.7
Know how	2-12	194.6	(89.3)	105.3
Developed product technology	1-13	109.5	(36.2)	73.3
Licenses	1-12	44.9	(22.4)	22.5
Tradenames	1-9	4.3	(2.1)	2.2
Covenants not to compete	5-9	4.9	(0.7)	4.2
Other	—	0.6	(0.6)	—
Total purchased intangible assets		$458.6	$(192.4)	$266.2

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Amortization expense	$10.9	$11.1	$32.8	$33.5

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2014	$15.6
Provision for warranty	15.7
Actual warranty costs	(15.9)
September 30, 2014	$15.4

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2014	December 31, 2013
4.875% Senior Notes due 2020, net of discount	$423.4	$423.2
Capital leases and other debt	12.6	12.6
	436.0	435.8
Less current maturities	(0.3)	(0.2)
Long-term debt	$435.7	$435.6

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement, replacing the Amended and Restated Credit Agreement of June 2010, which expired on June 21, 2014. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2014, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.5% at September 30, 2014 .

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of September 30, 2014.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign Other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Bio-Rad Accumulated other comprehensive income	Non-controlling interests	Total Accumulated other comprehensive income
Balances as of January 1, 2014:	$189.4	$(8.1)	$159.4	$340.7	$—	$340.7
Other comprehensive (loss) income, before reclassifications	(70.3)	0.6	(16.3)	(86.0)	—	(86.0)
Amounts reclassified from Accumulated other comprehensive income	—	0.4	—	0.4	—	0.4
Income tax effects	—	(0.1)	6.0	5.9	—	5.9
Other comprehensive (loss) income, net of income taxes	(70.3)	0.9	(10.3)	(79.7)	—	(79.7)
Balances as of September 30, 2014:	$119.1	$(7.2)	$149.1	$261.0	$—	$261.0

	Foreign currency translation adjustments	Foreign Other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Bio-Rad Accumulated other comprehensive income	Non-controlling interests	Total Accumulated other comprehensive income
Balances as of January 1, 2013:	$172.9	$(8.1)	$109.7	$274.5	$(0.2)	$274.3
Other comprehensive income, before reclassifications	5.1	—	58.1	63.2	—	63.2
Amounts reclassified from Accumulated other comprehensive income	(0.2)	—	0.2	—	0.2	0.2
Income tax effects	—	—	(21.4)	(21.4)	—	(21.4)
Other comprehensive income, net of income taxes	4.9	—	36.9	41.8	0.2	42.0
Balances as of September 30, 2013:	$177.8	$(8.1)	$146.6	$316.3	$—	$316.3

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Operations, with presentation location, were as follows:

	Income before taxes impact (in millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Comprehensive income	2014	2013	2014	2013	Location
Amortization of foreign other post-employment benefit items	$(0.2)	$—	$(0.4)	$(0.2)	Selling, general and administrative expense
Net holding losses on available-for-sale investments	$—	$(0.4)	$—	$(0.2)	Other (income) expense, net

Reclassification adjustments are calculated using the specific identification method.

8.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Bio-Rad by the weighted average number of common shares outstanding for that period.  Diluted earnings (loss) per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding.  Potential common shares are excluded from the diluted earnings (loss) per share calculation if the effect of including such securities would be anti-dilutive. For the three months ended September 30, 2013, net loss per basic share was the same as net loss per diluted share because all potentially dilutive shares were anti-dilutive due to the net loss for the period.

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	28,884	28,603	28,834	28,545
Effect of potentially dilutive stock options and restricted stock awards	257	—	263	325
Diluted weighted average common shares	29,141	28,603	29,097	28,870
Anti-dilutive shares	117	416	111	95

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and investment income	$(0.8)	$(1.1)	$(10.0)	$(10.2)
Net realized losses on investments	—	0.5	—	0.2
Miscellaneous other expense (income) items, net	0.2	(0.1)	0.3	(0.7)
Other (income) expense, net	$(0.6)	$(0.7)	$(9.7)	$(10.7)

10.    INCOME TAXES

Our effective income tax rate was 49% and (36)% for the three months ended September 30, 2014 and 2013, respectively. Our effective income tax rate was 42% and 30% for the first nine months of 2014 and 2013, respectively. The effective tax rate for the third quarter of 2014 was higher primarily due to losses incurred in foreign jurisdictions for which no income tax benefit is expected and due to nondeductible penalties. The effective tax rate for the third quarter of 2013 was higher than expected due to discrete items related primarily to tax liabilities for unrecognized tax benefits and audit settlements in our foreign jurisdictions. The effective tax rate for the third quarter of 2013 was negative because of the pretax loss incurred in the third quarter of 2013.

The effective income tax rate for the first nine months of 2014 does not include a benefit of the U.S. federal research credit as it has not been extended beyond 2013. In addition, the effective tax rate for the first nine months of 2014 includes adjustments principally related to state taxes. The effective tax rate for the first nine months of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013.

Our foreign taxes for all periods resulted primarily from income earned in France and Switzerland. Many jurisdictions in which we operate including Switzerland, Russia, the U.K. and Singapore have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%.

We file federal and state income tax returns in the United States and foreign income tax returns in many jurisdictions abroad. Our income tax returns are audited by federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.

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

As of September 30, 2014, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $5.9 million. Substantially all such amounts will impact our effective income tax rate.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2014 and 2013 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2014	$172.8	$354.7	$3.1
	2013	$162.9	$338.8	$3.4

Segment net (loss) profit	2014	$(10.6)	$47.8	$0.1
	2013	$(8.5)	$43.0	$—

Information regarding industry segments for the nine months ended September 30, 2014 and 2013 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2014	$504.6	$1,062.0	$10.2
	2013	$489.5	$1,030.2	$10.4

Segment net (loss) profit	2014	$(24.5)	$130.3	$0.4
	2013	$(28.9)	$130.6	$0.3

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  The three and nine months ended September 30, 2014 included additional accrual adjustments of $12.1 million and $20.1 million, respectively, in connection with reaching our final settlement with the SEC and DOJ investigations relating to the United States Foreign Corrupt Practices Act (FCPA) (see Note 12). The three and nine months ended September 30, 2013 included the accrual of $20.0 million in connection with our initial efforts to resolve the SEC and DOJ investigations relating to the FCPA and a $15.6 million loss on extinguishment of our 8.0% Senior Subordinated Notes. Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  The following reconciles total segment profit to consolidated income (loss) before taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total segment profit	$37.3	$34.5	$106.2	$102.0
Foreign currency exchange losses, net	(3.7)	(3.3)	(6.1)	(5.7)
Net corporate operating, interest and other expense not allocated to segments	(11.7)	(37.1)	(24.0)	(39.1)
Other income (expense), net	0.6	0.7	9.7	10.7
Consolidated income (loss) before income taxes	$22.5	$(5.2)	$85.8	$67.9

12.    LEGAL PROCEEDINGS

As previously disclosed, in May 2010 we voluntarily disclosed to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) certain likely or potential violations of the United States Foreign Corrupt Practices Act (FCPA). The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.   The SEC and DOJ each commenced its own investigation.  During and following the completion of the Audit Committee’s investigation, we provided information to the DOJ and SEC and cooperated with their investigations.
Effective November 3, 2014, we entered into a non-prosecution agreement (NPA) with the DOJ and consented to the entry of an Order by the SEC (SEC Order), which actions resolve both the DOJ and the SEC investigations. The NPA concerns violations of the FCPA’s books and records and internal control provisions related to Russia during 2005-2010. Pursuant to the NPA, we agreed to pay a penalty of $14.4 million and to certain compliance, reporting and cooperation obligations, and the DOJ agreed that it will not criminally prosecute us for any crimes related to conduct disclosed to the DOJ, provided that we perform our obligations under the NPA for two years.
The SEC Order concerns violations of the FCPA’s books and records, internal controls, and anti-bribery provisions related to Russia, and violations of the FCPA’s books and records and internal controls provisions related to Vietnam and certain of our Thailand operations during 2005-2010. Pursuant to the SEC Order, we will pay $40.7 million in disgorgement and interest, make certain reports to the SEC on our anti-corruption compliance and remediation efforts over the next two years, and cease and desist any violations of the FCPA.
In the NPA and the SEC Order, the DOJ and the SEC, respectively, took into account our initial voluntary self-disclosure of the potential FCPA violations, our own extensive investigation and cooperation with their investigations and our extensive and significant remediation efforts to date. Neither the NPA nor the SEC Order requires the appointment of an independent external monitor to oversee our activities or our compliance with applicable laws.
As a result of the settlements with the DOJ and the SEC, we recorded an aggregate accrual as of September 30, 2014 of $55.1 million, which includes $5.6 million of accrued interest and an additional $12.1 million that we accrued during the third quarter of 2014. We will pay the aggregate settlement amounts in the fourth quarter of 2014.

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees' Retirement System v. David Schwartz, et al., Case No. MSC11-00854. In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys' fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on September 30, 2011, the court sustained our demurrer and dismissed the complaint, without prejudice, and granted the plaintiff additional time to file an amended complaint.   The court denied our motion to stay this matter because it dismissed the complaint. The parties have agreed to a stipulated dismissal of this case, without prejudice, and to a tolling of the statute of limitations pending the resolution of the DOJ and SEC investigations, which has now occurred.

In May of 2014, the General Inspection Team of the Shanghai Administration for Industry and Commerce (the “Shanghai AIC”), which is the local counterpart of China’s State Administration for Industry and Commerce, commenced an investigation of certain of our business practices in China. Specifically, the Shanghai AIC was investigating whether certain of our selling arrangements may have violated China’s Anti-Unfair-Competition Law and other relevant laws and regulations. The investigation was concluded in September of 2014. As a result of the investigation, our selling subsidiary in China was subject to an administrative penalty and disgorgement of profits of $0.3 million for providing free products pursuant to contractual obligations with customers during years 2012 and 2013, which was deemed to be in violation of the Anti-Unfair-Competition Law. We had discontinued this practice in China in 2013, prior to the commencement of the Shanghai AIC investigation in May 2014. In addition, China’s Bureau of Market Supervision and Administration, through its local counterpart in Pudong New District, Shanghai (“Bureau”) has begun a review of our importation practices with respect to certain of our products. At this time, we cannot predict whether the review will culminate into a formal investigation. We are cooperating with the Bureau’s review. This authority has the power to impose fines, penalties, seek disgorgement of profits and cause us to modify our business practices in China. However, the review has not concluded and therefore, we are not in a position to assess whether it will affect our business or operating results in China.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2013 and the financial statements for the three and nine months ended September 30, 2014.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook remains uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 33% of our year-to-date 2014 consolidated net sales are derived from the United States and approximately 67% are derived from international locations, with Europe being our largest region overall.  Our international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, China Yuan and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffers when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses.

As previously disclosed, in May 2010 we voluntarily disclosed to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) certain likely or potential violations of the United States Foreign Corrupt Practices Act (FCPA). Effective November 3, 2014, we entered into a non-prosecution agreement (NPA) with the DOJ and consented to the entry of an Order by the SEC (SEC Order), which actions resolve both the DOJ and SEC investigations. As a result of the settlements with the DOJ and the SEC, we recorded an aggregate accrual as of September 30, 2014 of $55.1 million, which includes $5.6 million of accrued interest and an additional $12.1 million that we accrued during the third quarter of 2014. We will pay the aggregate settlement amounts in the fourth quarter of 2014.

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

The preliminary fair values of the net assets acquired from GnuBIO as of the acquisition date were determined to be $46.4 million of indefinite-lived intangible assets (specifically in-process research and development), $15.2 million of goodwill and $11.2 million of net tangible liabilities. The fair value of the consideration as of the acquisition date was $50.4 million, which includes $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. During the third quarter of 2014, the development/regulatory milestones were revalued to a fair value of $7.2 million as of September 30, 2014. The contingent consideration for the sales milestones at the acquisition date was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. We believe that GnuBIO's innovative DNA workflow is well-suited for the clinical diagnostics sequencing market and will leverage our leadership role in the area of droplet digital PCR.

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

During the current quarter we identified errors in the Consolidated Balance Sheet at December 31, 2013 and the Consolidated Statements of Cash Flows for the years ending December 31, 2012 and 2013 (and for all interim periods therein) and in the Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and June 30, 2014 related to the recorded amounts of Net inventory and Net property, plant and equipment. We inappropriately reduced Inventory by all of the intercompany profit on intercompany transactions related to certain equipment when a portion of that profit should have reduced capital additions included in Property, plant and equipment. The equipment in question is a Bio-Rad product provided to customers in reagent rental agreements, whereby Bio-Rad retains ownership of the equipment and charges the customer for test kits purchased for use with this equipment. Depreciation was calculated correctly, and there is no impact to Net income (loss) for any historic period.

The effect of correcting these errors was to increase net inventory and lower Property, plant and equipment, net at December 31, 2013 by $15.0 million. As a result of these changes, $5.3 million of Prepaid income taxes were reclassified from short-term to long-term. The reclassification within the Statement of Cash Flows was to decrease Net cash provided by operating activities and increase Net cash provided by investing activities by $4.4 million for the nine months ended September 30, 2013. There is no change to the net increase or decrease in Cash and cash equivalents for any historic period.

During the nine-month period ended September 30, 2013, we reported payments for/proceeds from forward foreign exchange contracts as cash flows from investing activities in error. Cash flows from forward foreign exchange contracts should have been classified as cash flows from operating activities. We have adjusted the amounts previously reported in our Form 10-Q for the nine month-period ended September 30, 2013 in conjunction with the filing of this 10-Q by reducing cash inflows from investing activities by $1.0 million and increasing cash inflows from operating activities by $1.0 million.

During the third quarter of 2012, we recognized a contingent consideration liability upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. In the third quarter of 2014, the first sales milestone was reached with cell sorting system purchase orders resulting in a commitment to pay $2.4 million during the fourth quarter of 2014. Based on the most recent valuation, the sales milestones could potentially range from $0 to a maximum of 51.32% and 50.38% of annual cell sorting system purchase orders for September 2014 and September 2015, respectively, with payment to occur upon the anniversary of the completion of a certain number of cell sorting systems for two consecutive years, respectively. These maximum payout ratios begin at annual cell sorting system purchase orders in excess of $30 million and $45 million for the two consecutive years, respectively. The contingent consideration was revalued by a reduction of $4.9 million in 2014 to Selling, general and administrative expense to its estimated fair value of $15.9 million as of September 30, 2014.

The following shows cost of goods sold, gross profit, expense items and net income (loss) as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.6	43.7	45.4	44.1
Gross profit	54.4	56.3	54.6	55.9
Selling, general and administrative expense	38.2	40.0	38.1	38.1
Research and development expense	9.9	10.5	10.2	10.1
Net income (loss) attributable to Bio-Rad	2.2	(1.4)	3.2	3.1

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the nine months ended September 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2013 filed with the SEC.

Three Months Ended September 30, 2014 Compared to
Three Months Ended September 30, 2013

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the third quarter of 2014 were $530.6 million compared to $505.1 million in the third quarter of 2013, an increase of 5.1%.  Excluding the impact of foreign currency, third quarter 2014 sales increased by approximately 4.3% compared to the same period in 2013.  Currency neutral sales growth was primarily in Eastern Europe, the U.S. and China, partially offset by decreased sales in Japan and Latin America.

The Life Science segment sales for the third quarter of 2014 were $172.8 million, an increase of 6.1% compared to the same period last year.  On a currency neutral basis, sales increased 5.5% compared to the third quarter in 2013. The currency neutral sales increase was realized primarily in our Droplet Digital™ PCR, cell biology products and protein separations product lines, partially offset by a sales decline in process chromatography. The currency neutral sales increase was primarily in Europe, North America and Latin America, which were partially offset by a sales decrease in Asia.

The Clinical Diagnostics segment sales for the third quarter of 2014 were $354.7 million, an increase of 4.7% compared to the same period last year.  On a currency neutral basis, sales increased 3.9% compared to the third quarter in 2013.  The Clinical Diagnostics segment had growth primarily in immunohematology and toll manufacturing product lines on a currency neutral basis. Currency neutral sales growth was primarily in Eastern Europe and China, with the U.S. being relatively flat and a decline in Western Europe and Latin America.

Consolidated gross margins were 54.4% for the third quarter of 2014 compared to 56.3% for the third quarter of 2013.  Life Science segment gross margins for the third quarter of 2014 decreased by approximately 3.2 percentage points from the same period last year primarily due to a $2.9 million credit related to a correction from the first half of 2013 associated with inventory valuation. The decrease also reflected approximately $1.7 million of current quarter costs associated with the closing of a small manufacturing plant. Clinical Diagnostics segment gross margins for the third quarter of 2014 decreased by approximately 1.3 percentage points from the same period last year. The decrease was primarily due to continued pricing pressure compared to the same period in 2013. The decrease also reflected approximately $1.4 million associated with closing and consolidating two small manufacturing plants.

Selling, general and administrative expenses (SG&A) represented 38.2% of sales for the third quarter of 2014 compared to 40.0% of sales for the third quarter of 2013.  Decreases in SG&A expense relative to sales were primarily driven by an accrual of $9.7 million in the third quarter of 2014 compared to an accrual of $16.0 million in the third quarter of 2013 in connection with reaching our final settlement with the SEC and DOJ investigations relating to the FCPA, a decrease in contingent consideration of an overall amount of $3.0 million mostly related to the GnuBIO valuation decrease of $3.5 million, and decreases in various expenses, such as lower bad debt expense, marketing and advertising expenses, and travel. These decreases were partially offset by an increase in employee-related expenses, reflecting increases in incentive compensation and related fringe benefits, commissions and temporary help associated with the implementation of the second phase of our enterprise resource planning system (ERP), as well as professional fees and third party commissions.

Research and development expense (R&D) decreased to $52.8 million or 9.9% of sales in the third quarter of 2014 compared to $52.9 million or 10.5% of sales in the third quarter of 2013.  Life Science segment R&D decreased in the third quarter of 2014 from the prior year quarter primarily due to the timing of projects. Clinical Diagnostics segment R&D increased in the third quarter of 2014 from the prior year period primarily due to continued investments in new instrument platforms and assays, and diagnostic applications using the recently acquired droplet digital PCR technology. In addition, R&D increased due to the acquisition of GnuBIO last quarter.

Results of Operations – Non-operating

Interest expense for the third quarter of 2014 decreased by $23.9 million to $7.7 million compared to $31.6 million for the third quarter of 2013 primarily due to the absence of interest expense of $6.2 million and $15.6 million associated with a call premium, and expensing the remaining original bond discount and unamortized debt issuance costs associated with the $300.0 million principal amount of Senior Subordinated Notes (8.0% Notes), which were redeemed on September 30, 2013. In addition, interest expense in connection with reaching our final settlement with the SEC and DOJ investigations relating to the FCPA was $2.4 million in the third quarter of 2014 compared to $4.0 million in the third quarter of 2013.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended September 30, 2014 increased compared to the prior year period primarily due to an increase in hedging costs.

Other (income) expense, net for the third quarter of 2014 was relatively flat at $0.6 million income compared to $0.7 million income for the third quarter of 2013 reflecting net realized losses on investments in the third quarter of 2013 that were used to provide cash to redeem all the $300.0 million 8.0% Senior Subordinated Notes.

Our effective income tax rate was 49% and (36)% for the three months ended September 30, 2014 and 2013, respectively. The effective tax rate for the third quarter of 2014 was higher primarily due to losses incurred in foreign jurisdictions for which no income tax benefit is expected and due to nondeductible penalties. The effective tax rate for the third quarter of 2013 was higher than expected due to discrete items related primarily to tax liabilities for unrecognized tax benefits and audit settlements in our foreign jurisdictions. The effective tax rate for the third quarter of 2013 was negative because of the pretax loss incurred in the third quarter of 2013. The effective income tax rate for the three months ended September 30, 2014 does not include a benefit of the U.S. federal research credit as it has not been extended beyond 2013.

Our foreign taxes for all periods resulted primarily from income earned in France and Switzerland. Many jurisdictions in which we operate including Switzerland, Russia, the U.K. and Singapore have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%.

Changes in factors outside of our control, such as changes in tax laws or rates, changes in the interpretation of tax laws or changes in the jurisdictional mix of our earnings, could adversely affect our financial position and results of operations.

Nine Months Ended September 30, 2014 Compared to
Nine Months Ended September 30, 2013

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first nine months of 2014 were $1.58 billion compared to $1.53 billion in the first nine months of 2013, an increase of 3.1%.  Excluding the impact of foreign currency, the first nine months of 2014 sales increased by approximately 2.7% compared to the same period in 2013.  Currency neutral sales growth was primarily reflected in Eastern Europe, the U.S. and China, with Western Europe relatively flat and Japan decreasing less than 2%.

The Life Science segment sales for the first nine months of 2014 were $504.6 million, an increase of 3.1% compared to the same period last year.  On a currency neutral basis, sales increased 2.9% compared to the first nine months of 2013. The currency neutral sales increase was reflected across most product lines, except for protein separations products. Currency neutral sales growth was primarily in Europe and Latin America, partially offset by decreased sales in Asia.

The Clinical Diagnostics segment sales for the first nine months of 2014 were $1.06 billion, an increase of 3.1% compared to the same period last year.  On a currency neutral basis, sales increased 2.7% compared to the first nine months of 2013.  Clinical Diagnostics had growth across most product lines on a currency neutral basis. Currency neutral sales growth was primarily in Eastern Europe and China, with the U.S. increasing less than 1% and Western Europe and Latin America declined.

Consolidated gross margins were 54.6% for the first nine months of 2014 compared to 55.9% for the first nine months of 2013.  Life Science segment gross margins for the first nine months of 2014 decreased by approximately 0.1 percentage point from the same period last year primarily due to approximately $1.7 million associated with closing a small manufacturing plant. The decrease in gross margins were partially offset by higher margins mostly for process chromatography, Droplet Digital™ PCR and food testing products. Clinical Diagnostics segment gross margins for the first nine months of 2014 decreased by approximately 1.9 percentage points from the same period last year. The decrease was primarily due to continued pricing pressure compared to the same period in 2013. The decrease also reflected approximately $1.4 million associated with closing and consolidating two small manufacturing plants, and increased scrap for obsolescence products.

Selling, general and administrative expenses (SG&A) represented 38.1% of sales for the first nine months of 2014 compared to 38.1% of sales for the first nine months of 2013.  SG&A expense relative to sales were essentially flat primarily driven by:

•	an increase of employee-related expenses, including related fringe benefits, temporary help associated with our ERP implementation and commissions,

•
an accrual of $19.5 million for the first nine months of 2014 compared to an accrual of $16.0 million in the first nine months of 2013 in connection with reaching our final settlement with the SEC and DOJ investigations relating to the FCPA,

•	an increase in third party commissions, and

•	an increase in software costs primarily associated with the ERP implementation.

Partially offsetting these increased costs were:

•
an overall decrease of $7.0 million reflecting the valuations of contingent considerations for the cell sorting system with an overall decrease of $5.5 million compared to 2013, a decrease for GnuBIO of $3.5 million in 2014, offset by a decrease in 2013 of $2.0 million for the Droplet Digital™ PCR,

•
a decrease in bad debt expense of $4.7 million, primarily in Russia, due to a distributor bad debt in 2013 and improved collections in the U.S. after implementing the first phase of a new ERP system, and

•	lower external marketing and advertising expenses.

Research and development expense (R&D) increased to $161.0 million or 10.2% of sales in the first nine months of 2014 compared to $155.1 million or 10.1% of sales in the first nine months of 2013.  Life Science segment R&D increased in the first nine months of 2014 from the prior year period, with concentrated efforts in Droplet Digital™ PCR and laboratory separations. Clinical Diagnostics segment R&D increased in the first nine months of 2014 from the prior year period primarily due to continued investments in diagnostic applications using the recently acquired droplet digital PCR technology, and new instrument platforms and assays.

Results of Operations – Non-operating

Interest expense for the first nine months of 2014 decreased by $37.1 million to $17.1 million compared to $54.3 million for the first nine months of 2013 primarily due to the absence of interest expense of $18.7 million and $15.6 million associated with a call premium, and expensing the remaining original bond discount and unamortized debt issuance costs associated with the $300.0 million principal amount of Senior Subordinated Notes (8.0% Notes), which were redeemed on September 30, 2013. In addition, interest expense in connection with reaching our final settlement with the SEC and DOJ investigations relating to the FCPA was $0.6 million for the first nine months of 2014 compared to $4.0 million for the first nine months of 2013.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the first nine months of 2014 increased compared to the prior year period primarily attributable to an increase in hedging costs, particularly in relation to the Brazilian Real, partially offset by a favorable impact for the estimating process inherent in the timing of shipments and payments.

Other (income) expense, net for the first nine months of 2014 decreased to $9.7 million income compared to $10.7 million income for the first nine months of 2013 primarily due to net realized losses on investments in 2013 that were used to provide cash to redeem all the $300.0 million 8.0% Senior Subordinated Notes, and miscellaneous expense in 2014 compared to miscellaneous income in 2013.

Our effective income tax rate was 42% and 30% for the first nine months of 2014 and 2013, respectively. The effective tax rate for the first nine months of 2014 was higher primarily due to losses incurred in foreign jurisdictions for which no income tax benefit is expected. The effective tax rate for the first nine months of 2014 does not include a benefit of the U.S. federal research credit as it has not been extended beyond 2013. In addition, the effective tax rate for the first nine months of 2014 includes adjustments principally related to state taxes. The effective tax rate for the first nine months of 2013 reflected a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013.

Our foreign taxes for all periods resulted primarily from income earned in France and Switzerland. Many jurisdictions in which we operate including Switzerland, Russia, the U.K. and Singapore have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%.

Changes in factors outside of our control, such as changes in tax laws or rates, changes in the interpretation of tax laws or changes in the jurisdictional mix of our earnings, could adversely affect our financial position and results of operations.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Credit Agreement that we entered into in June 2014.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2014, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019.

At September 30, 2014, we had $702.6 million in cash, cash equivalents and short-term investments, of which approximately 36% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business expansion activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under our domestic and international lines of credit, we had $211.1 million available for borrowing as of September 30, 2014, which was reduced by $7.7 million that was utilized for standby letters of credit issued by our banks to support our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

While economic growth is somewhat improving, instability still exists in developed nations and in the U.S., which may adversely affect our future results of cash flows. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of September 30, 2014 and December 31, 2013, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $47.3 million and $66.0 million, respectively. Approximately $5.4 million of the decrease from December 31, 2013 was from currency, in addition to customer payments, most notably from Spain of approximately $11 million from public agencies in the first quarter of 2014.

While the credit markets are somewhat improving in the U.S. and internationally, instability still exists, along with low levels of capitalization in some parts of the financial services industry that could impact both our ability and our customer's ability to access the necessary capital for acquisition, equipment and technology modernization, and the financing of inventories and receivables.  Without this crucial intermediary function, manufacturers and end users may have to renegotiate existing arrangements, reduce activity levels or seek other business partners.

Cash Flows from Operations

Net cash provided by operations was $233.1 million and $98.6 million for the nine months ended September 30, 2014 and 2013, respectively.  The increase in cash flows primarily resulted from:

•
higher cash received from customers primarily due to improved collections, in particular from Spain of approximately $11 million from public agencies in the first quarter of 2014, and in the U.S. after implementing the first phase of a new ERP system,

•
the absence of interest paid of $25.0 million and $12.0 million associated with a call premium primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013, and

•
a decrease in income taxes paid primarily due to a $20 million federal income tax quick refund related to 2013 that was received in the second quarter of 2014, and a $5 million federal income tax extension payment in 2013, partially offset by

•	more cash paid to suppliers and employees.

Cash Flows from Investing Activities

Net cash used in investing activities was $141.1 million compared to net cash provided by investing activities of $40.4 million for the nine months ended September 30, 2014 and 2013, respectively. Purchases of marketable securities and investments, and proceeds from sales of marketable securities and investments were both lower than the prior year period primarily due to sales of securities to provide cash to redeem the $300.0 million 8.0% Senior Subordinated Notes and therefore expect purchases to decline markedly year over year due to reduced amounts of cash to invest. In addition, we purchased longer dated securities to take advantage of higher returns on investments and therefore we experienced an additional decline in maturities and redemptions of securities. Purchases of intangible assets were higher in 2014 primarily due to the purchases of licenses. Net cash used in investing activities was partially offset by a lower amount paid for the acquisition of GnuBIO compared to the acquisition of AbD Serotec in 2013.

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

Capital expenditures totaled $80.9 million and $78.9 million for the nine months ended September 30, 2014 and 2013, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures were higher for the nine months ended September 30, 2014 compared to the same period last year as we have started the second phase of a global single instance ERP platform and are beginning to capitalize costs and expect capitalized costs to continue to increase throughout the remainder of the year. As we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to continue to remain historically higher for the next four years or more. The current estimated global implementation cost for the single instance ERP platform could exceed $300 million and is estimated to take approximately four or more years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8.1 million compared to net cash used in financing activities of $315.5 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used in financing activities for the nine months ended September 30, 2013 was primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013, as well as $19.9 million paid to Propel Labs' shareholders in contingent consideration associated with the 2012 acquisition, and $5.6 million paid to QuantaLife in contingent consideration associated with the 2011 acquisition.

We have outstanding Senior Notes of $425 million, which are not due until 2020. As indicated above, we redeemed all of the Senior Subordinated Notes of $300 million on September 30, 2013. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of September 30, 2014. The Credit Agreement may limit our ability to repurchase our stock. We had no repurchases of our stock during the first nine months of 2014 or 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2014, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
With the oversight of senior management and our audit committee, we have begun taking the above steps. While our remediation efforts are in process, they have not been completed. Accordingly, our management has concluded that the material weakness still exists as of September 30, 2014.
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

Changes to Internal Control Over Financial Reporting

Other than the changes discussed above, we identified no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part 1, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

Our settlement with government agencies in connection with violations by us of the United States Foreign Corrupt Practices Act could have an adverse effect on our business.

As previously disclosed, in May 2010 we voluntarily disclosed to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) certain likely or potential violations of the United States Foreign Corrupt Practices Act (FCPA). The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.   The SEC and DOJ each commenced its own investigation.  During and following the completion of the Audit Committee’s investigation, we provided information to the DOJ and SEC and cooperated with their investigations.
We entered into a non-prosecution agreement (NPA) with the DOJ and consented to the entry of an Order by the SEC (SEC Order), effective November 3, 2014, which actions resolve both the DOJ and the SEC investigations. The NPA concerns violations of the FCPA’s books and records and internal control provisions related to Russia during 2005-2010. Pursuant to the NPA, we agreed to pay a penalty of $14.4 million and to certain compliance, reporting and cooperation obligations, and the DOJ agreed that it will not criminally prosecute us for any crimes related to conduct disclosed to the DOJ, provided that we perform our obligations under the NPA for two years.
The SEC Order concerns violations of the FCPA’s books and records, internal controls, and anti-bribery provisions related to Russia, and violations of the FCPA’s books and records and internal controls provisions related to Vietnam and certain of our Thailand operations during 2005-2010. Pursuant to the SEC Order, we will pay $40.7 million in disgorgement and interest, make certain reports to the SEC on our anti-corruption compliance and remediation efforts over the next two years, and cease and desist any violations of the FCPA .
We cannot be certain that our remediation efforts will be sufficient to comply with the terms of the NPA and the SEC Order. Our failure to comply with the NPA and the SEC Order could result in future actions against us by the DOJ and the SEC. In addition, whether by virtue of announcement of the NPA and the SEC Order or otherwise, we may be subject to investigations by foreign governments or further claims by third parties arising from the conduct subject to the investigation. The announcement of the NPA and the SEC Order may also affect our reputation in foreign countries, which could in turn adversely affect our significant international operations where many of our customers are government agencies or state-owned or state-controlled universities, hospitals and laboratories.

On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also names the Company as a nominal defendant, is captioned City of Riviera Beach General Employees' Retirement System v. David Schwartz, et al., Case No. MSC11-00854. In the complaint, the plaintiff alleges that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff seeks an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys' fees), and a declaration that our directors have breached their fiduciary duties. We and the individual defendants filed a demurrer requesting dismissal of the complaint in this case, as well as a motion to stay this matter pending resolution of the above-referenced investigations by the DOJ and SEC. Following a hearing on September 30, 2011, the court sustained our demurrer and dismissed the complaint, without prejudice, and granted the plaintiff additional time to file an amended complaint.   The court denied our motion to stay this matter because it dismissed the complaint. The parties have agreed to a stipulated dismissal of this case, without prejudice, and to a tolling of the statute of limitations pending the resolution of the DOJ and SEC investigations, which has now occurred.

Our global operations expose us to risks and challenges of conducting business internationally.

A significant portion of our sales are made outside of the United States. Our foreign subsidiaries generated 67% of our net sales for the nine months ended September 30, 2014.  Our international operations are subject to risks common to foreign operations, such as general economic and market conditions in the countries in which we operate, changes in governmental regulations, political instability, import restrictions, additional scrutiny over certain financial instruments and currency exchange rate risks. We cannot assure you that shifts in currency exchange rates, especially significant strengthening of the U.S. dollar compared to the Euro and Swiss Franc, will not have a material adverse effect on our operating results and financial condition.

In particular, political unrest in Southeast Asia, the Middle East and Eastern Europe may affect our sales in those regions. For example, the recent political turmoil in Ukraine, or in developing countries in other regions, along with the response of the Russian and United States governments to this situation, has the potential to impact our operations in Russia. Increasing protectionism in countries such as China and Russia also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA, and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, however, there is a risk that some provisions may be inadvertently breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. As described above, we have recently settled with the U.S. government regarding our violations of the FCPA in the past. Although we have adopted policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, we cannot ensure that these policies and procedures will work to ensure compliance by employees and other third parties. Our success depends, in part, on our ability to anticipate these risks and manage these challenges through policies, procedures and internal controls. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

In May of 2014, the General Inspection Team of the Shanghai Administration for Industry and Commerce (the “Shanghai AIC”), which is the local counterpart of China’s State Administration for Industry and Commerce, commenced an investigation of certain of our business practices in China. Specifically, the Shanghai AIC was investigating whether certain of our selling arrangements may have violated China’s Anti-Unfair-Competition Law and other relevant laws and regulations. The investigation was concluded in September of 2014. As a result of the investigation, our selling subsidiary in China was subject to an administrative penalty and disgorgement of profits of $0.3 million for providing free products pursuant to contractual obligations with customers during years 2012 and 2013, which was deemed to be in violation of the Anti-Unfair-Competition Law. We had discontinued this practice in China in 2013, prior to the commencement of the Shanghai AIC investigation in May 2014. In addition, the Pudong New District Bureau of Market Supervision and Administration in Shanghai has begun a review of our importation practices with respect to certain of our products. We are cooperating with the Bureau’s review. This authority has the power to impose fines, penalties, seek disgorgement of profits and cause us to modify our business practices in China. However, the review has not concluded and therefore, we are not in a position to assess whether it will affect our business or operating results in China.

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

With the oversight of senior management and our audit committee, we have begun taking the above steps. While our remediation efforts are in process, they have not been completed. Accordingly, our management has concluded that the material weakness still exists as of September 30, 2014.
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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many private sector investors to reduce and, in some cases, cease to provide credit to governments, businesses and consumers.  These factors have led to depressed spending by some governments, businesses and consumers. Our customers and suppliers may experience cash flow concerns and, as a result, customers may modify, delay or cancel plans to purchase our products and suppliers may increase their prices, reduce their output or change terms of sales. Additionally, if customers' or suppliers' operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, customers may not be able to pay, or may delay payment of, amounts owed to us. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of September 30, 2014 and December 31, 2013, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $47.3 million and $66.0 million, respectively. Approximately $5.4 million of the decrease from December 31, 2013 was from currency, in addition to customer payments, most notably from Spain of approximately $11 million from public agencies in the first quarter of 2014.

Suppliers may restrict credit or impose less favorable payment terms.  Any inability of current and/or potential customers to pay us for our products or any demands by suppliers for accelerated payment terms may adversely affect our earnings and cash flow.  Additionally, strengthening of the U.S. dollar may adversely affect the results of our international operations when those results are translated into U.S. dollars.

Furthermore, a disruption in the credit markets could impede our access to capital, especially if we are unable to maintain our current credit ratings.  Should we have limited access to additional financing sources when needed, we may decide to defer capital expenditures or seek other higher cost sources of liquidity, which may or may not be available to us on acceptable terms.  While the credit markets and economies are somewhat improving in the U.S. and internationally, instability still exists, which may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Recent changes to our organizational structure and executive management team could divert resources, disrupt our business and adversely affect our sales.
We recently made significant changes to our organizational structure. We functionalized our manufacturing and selling organizations globally and separated them from our business segments. Specifically, we combined our international selling organization with our North American selling divisions into one global selling group. We also consolidated our manufacturing divisions into one global manufacturing group. We also created new management positions to head each of these groups. In addition, we recently appointed new executives to head each of the Life Science and Clinical Diagnostics groups, and we appointed a new Chief Operating Officer. As we implement and adapt to these changes, the focus of our management and other personnel could be diverted. We might also lose personnel who are not satisfied with this new reporting structure. These changes could disrupt our normal business operations and adversely affect our sales.

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

Healthcare reform and the growth of managed care organizations have been and continue to be significant factors in the clinical diagnostics market.  The trend towards managed care, together with healthcare reform of the delivery system in the United States and efforts to reform in Europe, has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce costs.  Consolidation among healthcare providers has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage.  In particular, there has been a consolidation of blood transfusion centers, as well as an industry decline in the number of blood transfusions. These industry trends and competitive forces place constraints on the levels of overall pricing, and thus could have a material adverse effect on our gross margins for products we sell in clinical diagnostics markets. In addition, many governments are lengthening the commitments of their public tenders to multiple years, which reduces the number of tenders in which we can participate annually. Also, because the value of these multiple-year tenders is so high, our competitors have been more aggressive with their pricing.

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

We may be subject to additional tax liabilities.

We are subject to income taxes in the U.S. and many foreign jurisdictions. We calculate our provision for income taxes in each jurisdiction in which we operate. Significant judgment is required in determining our worldwide provision for income taxes and in the ordinary course of business, there are many tax positions taken where the ultimate resolution is uncertain. We are subject to the examination of our tax positions in the U.S. and many other foreign jurisdictions. Taxing authorities have disagreed with our judgment in the past and may disagree with positions we take in the future resulting in assessments of additional taxes. Economic and political pressures to increase tax revenues in various jurisdictions may make resolving tax disputes more difficult. For example, in recent years, the tax authorities in Europe have disagreed with our tax positions related to hybrid debt, research and development credits, transfer pricing and indirect taxes, among others. We regularly assess the likelihood of the outcome resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods for which that determination is made. Changes in factors outside of our control, such as changes in tax laws or rates, changes in the interpretation of tax laws or changes in the jurisdictional mix of our earnings could adversely affect our financial position and results of operations.

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

Some of our products (primarily diagnostic products), production processes and marketing are subject to federal, state, local and foreign regulation, including by the FDA and its foreign counterparts.  The FDA regulates our diagnostic products as medical devices pursuant to the Federal Food, Drug and Cosmetic Act. Unless an exemption applies, each medical device marketed in the United States must first receive either clearance of a 510(k) premarket notification or approval of a premarket approval application (PMA) from the FDA, depending on the risk classification of the device. Medical devices can be marketed only for the indications for which they are cleared or approved. The FDA has also generally chosen to not enforce applicable regulations, including premarket requirements, with respect to certain diagnostic products referred to as laboratory developed tests, which are tests developed by a single laboratory for use only in that laboratory. However, the FDA has indicated, since 2010, that it intends to reconsider its policy regarding enforcement and to begin drafting an oversight framework for such tests. Such enforcement could also affect some of our customers who use our life science instruments for laboratory developed tests, since those instruments could be classified as medical devices by the FDA and need regulatory approval. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. After a device is placed on the market, regardless of the classification or pre-market pathway, it remains subject to significant regulatory requirements, including, for example, recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our products or impact our ability to modify our currently approved or cleared products on a timely basis. For example, the FDA recently initiated a review of the premarket clearance process in response to internal and external concerns regarding the 510(k) program. In January 2011, the FDA announced several proposed action items intended to reform the review process governing the clearance of medical devices to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. Some of these proposals, if enacted, could impose additional regulatory requirements upon us, which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. Moreover, as part of the Food and Drug Administration Safety and Innovation Act, or FDASIA, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-clearance or approval. Any delay in, or failure to receive or maintain, clearance or approval for our products could prevent us from generating revenue from these products and adversely affect our business operations and financial results. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our products and dissuade our customers from using our products. Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, Europe is currently making its regulations for product labeling stricter, and we expect China, Brazil, Russia and India to impose more regulations that impact our product registrations.

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

As of September 30, 2014 we and our subsidiaries have approximately $437.2 million of outstanding indebtedness.

The following chart shows certain important credit statistics.

At September 30, 2014
(dollars in millions)
Total debt	$437.2
Total stockholders’ equity	$2,176.7
Debt to equity ratio	0.2

Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding notes;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.1	Settlement Agreement and General Release

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 7, 2014	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	November 7, 2014	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer