Form 10-K
period 2014-12-31
BIO RAD LABORATORIES INC
filed 2015-03-02
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014
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

As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $2,408,328,773 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $39,270,309.

As of February 17, 2015, there were 23,983,726 shares of Class A Common Stock and 5,117,908 shares of Class B Common Stock outstanding.
Documents Incorporated by Reference

Document		Form 10-K Parts
(1) Definitive Proxy Statement to be mailed to stockholders in connection with the
registrant's 2015 Annual Meeting of Stockholders (specified portions)		III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2014

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this Annual Report include forward-looking statements, such as statements with respect to our future financial performance, operating results, plans and objectives that involve risk and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including but not limited to those identified under “Item 1A, Risk Factors” of this Annual Report. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  Our Life Science segment and our Clinical Diagnostics segment generated 33% and 66%, respectively, of our net sales for the year ended December 31, 2014. We generated approximately 32% of our consolidated net sales for the year ended December 31, 2014 from U.S. sales and approximately 68% from sales in our remaining worldwide markets.

For a description of business and financial information on industry and geographic segments, see Note 14 of Item 8 of Part II of this report.

Life Science Segment

Our Life Science segment is at the forefront of discovery, creating advanced tools to answer complex biological questions.  We are a leader in the life sciences market and develop, manufacture and market a range of more than 5,000 reagents, apparatus and laboratory instruments that serve a global customer base. Many of our products are used in established research techniques, biopharmaceutical production processes and food testing regimes. These techniques are typically used to separate, purify and identify biological materials such as proteins, nucleic acids and bacteria within a laboratory or production setting.  We focus on selected segments of the life sciences market in proteomics (the study of proteins), genomics (the study of genes), biopharmaceutical production, cell biology and food safety.  We estimate that the worldwide market for products in these selected segments was approximately $8 billion. Our principal life science customers include universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories.

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

Raw Materials and Components

We utilize a wide variety of chemicals, biological materials, electronic components, machined metal parts, optical parts, computing and peripheral devices.  Most of these materials and components are available from numerous sources, and generally we have not experienced difficulty in securing adequate supplies. However, in certain instances we acquire components and materials from a sole supplier. Due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials.

Patents, Trademarks and Licenses

We own numerous U.S. and international patents and trademarks.  We also pay royalties on the sales of certain products under several patent license agreements.  We view these patents, trademarks and license agreements as valuable assets; however, we believe that our ability to develop and manufacture our products depends primarily on our knowledge, technology and special skills rather than our patent, trademark and licensing positions.

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

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force and service network, employing approximately 740 sales and service people around the world. Our sales force typically consists of experienced industry practitioners with scientific training, and we maintain a separate specialist sales force for each of our segments. We believe that this direct sales approach allows us to sell a broader range of our products and have more direct contact with our customers; however, we also use distributors and agents, particularly in many of our international markets.

Our customer base is broad and diversified. Our worldwide customer base includes (1) prominent university and research institutions, providing us access to more than 150,000 scientists in the United States alone; (2) hospital, public health and commercial laboratories; (3) other leading diagnostic manufacturers; and (4) leading companies in the biotechnology, pharmaceutical, chemical and food industries.  In 2014, no single customer accounted for more than three percent of our total net sales.  Our sales are affected by a number of external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding has in the past and could in the future have a detrimental effect on the results of this segment.

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

Because of the breadth of its product lines, our Life Science segment does not face the same competitors for all of its products.  Competitors in this market include GE Biosciences, Merck Millipore and Thermo Fisher Scientific. We compete primarily based on meeting performance specifications and offering complete solutions.
Major competitors of our Clinical Diagnostics segment include Roche, Abbott Laboratories, Siemens, Danaher, Thermo Fisher, Becton Dickinson, bioMérieux, Ortho Clinical Diagnostics, Tosoh, Immucor and DiaSorin.
Research and Development

We conduct extensive research and development activities in all areas of our business, employing approximately 735 people worldwide in these activities.  Research and development has played a major role in Bio-Rad’s growth and is expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development of new products and applications, we interact with scientific and medical professionals at universities, hospitals and medical schools, and within our industry. We spent approximately $220.3 million, $211.0 million and $209.2 million on research and development activities in 2014, 2013 and 2012, respectively.

Regulatory Matters

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain of our products (primarily diagnostic products) are subject to regulation in the United States by the Center for Devices and Radiological Health of the U.S. Food and Drug Administration (FDA) and in other jurisdictions by state and foreign government authorities.  FDA regulations require that some new products have pre-marketing clearance or approval by the FDA and require certain products to be manufactured in accordance with FDA’s “good manufacturing practice” regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. After a product that is subject to FDA regulation is placed on the market, numerous regulatory requirements apply, including, for example, the requirement that we comply with recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA enforces these requirements by inspection and market surveillance. The FDA has authority to take various administrative and legal actions against us for our, or our products’, failure to comply with relevant legal or regulatory requirements, including issuing warning letters, initiating product seizures, requesting or requiring product recalls or withdrawals, and other civil or criminal sanctions, among other things.

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

Sales of our products will depend, in part, on the extent to which our products or diagnostic tests using our products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for certain medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls and restrictions on reimbursement. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our products or diagnostic tests using our products, or a decision by a third-party payor to not cover our products could reduce or eliminate utilization of our products and have a material adverse effect on our sales, results of operations and financial condition. In addition, healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

As a multinational manufacturer and distributor of sophisticated instrumentation, we must meet a wide array of electromagnetic compatibility and safety compliance requirements to satisfy regulations in the United States, the European Union and other jurisdictions.

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

Employees

At December 31, 2014, Bio-Rad had approximately 7,600 employees.  Approximately eight percent of our approximately 3,100 U.S. employees are covered by a collective bargaining agreement, which will expire on November 8, 2016.  Many of our non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  We consider our employee relations in general to be good.

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

ITEM 1A. RISK FACTORS

In evaluating our business and whether to invest in any of our securities, you should carefully read the following risk factors in addition to the other information contained in this Annual Report.  We believe that any of the following risks could have a material effect on our business, results of operations or financial condition, our industry or the trading price of our common stock.  We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. We cannot predict these new risks and uncertainties, nor can we assess the extent to which any such new risks and uncertainties or the extent to which the risks and uncertainties set forth below may adversely affect our business, results of operations, financial condition, our industry or the trading price of our common stock.

Our settlement with government agencies in connection with violations by us of the U.S. Foreign Corrupt Practices Act could have a material adverse effect on our business, results of operations and financial condition.

As previously disclosed, we entered into a non-prosecution agreement (NPA) with the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) and consented to the entry of an Order by the SEC (SEC Order), effective November 3, 2014, which actions resolved both the DOJ and the SEC investigations into our violations of the U.S. Foreign Corrupt Practices Act (FCPA). Under the terms of the NPA and the SEC Order, we agreed to pay a financial penalty and certain amounts in disgorgement and interest as well as to compliance, reporting and cooperation obligations to be performed for two years. For additional information regarding this settlement and related legal proceedings, see Item 3 of this Annual Report.

We cannot be certain that our remediation efforts will be sufficient to comply with the terms of the NPA and the SEC Order. Our failure to comply with the NPA and the SEC Order could result in future actions against us by the DOJ and the SEC. In addition, whether by virtue of announcement of the NPA and the SEC Order or otherwise, we may be subject to investigations by foreign governments or further claims by third parties arising from conduct subject to the investigation or our other international operations. Many of our customers in our significant international operations are government agencies or state-owned or state-controlled universities, hospitals and laboratories. The announcement of the NPA and the SEC Order may harm our reputation with these customers, which could materially adversely affect our business, results of operations and financial condition.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and in 2014 our foreign subsidiaries generated 68% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S.

laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

Given the high level of complexity of these laws, there is a risk that we may inadvertently breach some provisions, for example, through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Our success depends, in part, on our ability to anticipate these risks and manage these challenges through policies, procedures and internal controls. However, we have a dispersed international sales organization, and we use distributors and agents in many of our international operations. This structure makes it more difficult for us to ensure that our international selling operations comply with our global policies and procedures.

Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. For example, and as previously reported, in 2014 our selling subsidiary in China was subject to an administrative penalty and disgorgement of profits of $0.3 million for providing free products pursuant to contractual obligations with customers during 2012 and 2013, which was deemed to be in violation of China’s Anti-Unfair Competition Law. Violations of laws and regulations could result in prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, or our business, results of operations and financial condition. See also our risk factor regarding government regulations below.

The industries and market segments in which we operate are highly competitive, and we may not be able to compete effectively.

The life science and clinical diagnostics markets are each highly competitive. Some of our competitors have merged, and some of our competitors have greater financial resources than we do and are less leveraged than we are, making them better equipped to license technologies and intellectual property from third parties or to fund research and development, manufacturing and marketing efforts. For more information on our competitors, see “Competition” in Item 1 of this Annual Report. Moreover, competitive and regulatory conditions in many markets in which we operate restrict our ability to fully recover, through price increases, higher costs of acquired goods and services resulting from inflation and other drivers of cost increases. Many public tenders have become more competitive due to governments lengthening the commitments of their public tenders to multiple years, which reduces the number of tenders in which we can participate annually. Because the value of these multiple-year tenders is so high, our competitors have been more aggressive with their pricing. Our failure to compete effectively and/or pricing pressures resulting from competition could adversely affect our business, results of operations and financial condition.

We may not be able to grow our business because of our failure to develop new or improved products.

Our future growth depends in part on our ability to continue to improve our product offerings and develop and introduce new product lines and extensions that integrate technological advances. In particular, we may not be able to keep up with changes in the clinical diagnostics industry, such as the trend toward molecular diagnostics or point-of-care tests. If we are unable to integrate technological advances into our product offerings or to design, develop, manufacture and market new product lines and extensions successfully and in a timely manner, our business, results of operations and financial condition will be adversely affected. We have experienced product launch delays in the past, and may do so in the future. We cannot assure you that our product and process development efforts will be successful or that new products we introduce will achieve market acceptance. Failure to launch successful new products or improvements to existing products may cause our products to become obsolete, which could harm our business, results of operations and financial condition.

Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. In connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2013, we identified a material weakness in the design of monitoring controls over operations at certain of our locations both within the United States and overseas, as well as a lack of documentation required to operate these controls appropriately. Although we have remediated this material weakness as of December 31, 2014, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. For example, we previously identified different material weaknesses in internal controls at December 31, 2012 and December 31, 2010, both of which have been remediated.

Such material weaknesses have adversely affected us in the past and could affect us in the future, and the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain new and more precise monitoring controls and improved detection and communication of financial misstatements across all levels of the organization could result in additional material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence, and could cause the trading price of our common stock to decline. For further information regarding our controls and procedures, see Item 9A of this Annual Report.

We are subject to foreign currency exchange fluctuations, which could have a material adverse effect on our results of operations and financial condition.

As stated above, a significant portion of our operations and sales are outside of the United States. When we make purchases and sales in currencies other than the U.S. dollars, we are exposed to fluctuations in foreign currencies relative to the U.S. dollar that may adversely affect our results of operations and financial condition. Our international sales are largely denominated in local currencies. As a result, the strengthening of the U.S. dollar negatively impacts our consolidated net sales expressed in U.S. dollars. In 2014 our consolidated net sales grew by 3.3% compared to 2013 on a currency neutral basis; however, due to the strengthening of the U.S. dollar relative to other currencies in which we sell products our consolidated net sales only grew by 2.0% as reported in U.S. dollars. Conversely, when the U.S. dollar weakens, our expenses at our international sites increase. In addition, the volatility of other currencies, such as the Swiss Franc and Russian Ruble, may negatively impact our operations outside of the United States and increase our costs to hedge against currency fluctuations. We cannot assure you that future shifts in currency exchange rates will not have a material adverse effect on our results of operations and financial condition. For further information regarding our foreign exchange risk, see “Foreign currency exchange gains and losses” in Item 7 and “Foreign Exchange Risk” in Item 7A of this Annual Report.

Recent changes to our organizational structure and executive management team could negatively impact our business.

We recently made significant changes to our organizational structure. We functionalized our manufacturing and selling organizations globally and separated them from our marketing and research and development organizations. Specifically, we combined our international selling organization with our North American selling divisions into one global selling group and consolidated our manufacturing divisions into one global manufacturing group. We also created new management positions to head each of these groups. In addition, we recently appointed new executives to head each of our Life Science and Clinical Diagnostics segments, and we appointed a Chief Operating Officer. We also recently restructured our Life Science segment based on functional groups rather than product line divisions. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

Breaches of our information systems could have material adverse effect on our business and results of operations.

Through our sales and eCommerce channels, we collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on our Web site. We also acquire and retain information about suppliers and employees in the normal course of business. We also create and maintain proprietary information that is critical to our business, such as our product designs and manufacturing processes. Despite recent initiatives to improve our technology systems, such as our enterprise resource planning implementation and the centralization of our global information technology organization, we could experience a significant data security breach. Computer hackers may attempt to penetrate our or our vendors’ information systems and, if successful, misappropriate confidential customer, supplier, employee or other business information, such as our intellectual property. Third parties could also gain control of our systems and use them for criminal purposes while appearing to be us. As a result, we could lose existing customers, have difficulty attracting new customers, be exposed to claims from customers, financial institutions, payment card associations, employees and other persons, have regulatory sanctions or penalties imposed, incur additional expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Our operations and ability to process sales orders, particularly through our eCommerce channels, could also be disrupted. Any significant breakdown, intrusion, interruption, corruption, or destruction of our systems, as well as any data breaches, could have a material adverse effect on our business and results of operations. See also our risk factors regarding our ERP implementation above and our information technology systems below.

Risks relating to intellectual property rights may negatively impact our business.

We rely on a combination of copyright, trade secret, patent and trademark laws and third-party nondisclosure agreements to protect our intellectual property rights and products.  However, we cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable, or that meaningful protection or adequate remedies will be available to us.  For instance, unauthorized third parties have attempted to copy our intellectual property, reverse engineer or obtain and use information that we regard as proprietary, or have developed equivalent technologies independently, and may do so in the future.  Additionally, third parties have asserted patent, copyright and other intellectual property rights to technologies that are important to us, and may do so in the future. If we are unable to license or otherwise access protected technology used in our products, or if we lose our rights under any existing licenses, we could be prohibited from manufacturing and marketing such products. From time to time, we also must enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation. As a result, we could incur substantial costs, be forced to redesign our products, or be required to pay damages to an infringed party.  Any of the foregoing matters could adversely impact our business, results of operations and financial condition.

Global economic conditions could continue to adversely affect our operations.

In recent years, we have been faced with very challenging global economic conditions. Further deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of December 31, 2014, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $45.4 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the recent decline in oil prices, could adversely affect our business, results of operations or financial condition.

Reductions in government funding and the capital spending programs of our customers could have a material adverse effect on our business, results of operations or financial condition.

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies.  The capital spending programs of these institutions and companies have a significant effect on the demand for our products.  Such programs are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities for various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods.  If government funding to our customers were to decrease, or if our customers were to decrease or reallocate their budgets in a manner adverse to us, our business, results of operations or financial condition could be materially and adversely effected. For more information on our customers, see “Sales and Marketing” in Item 1 of this Annual Report.

Changes in the healthcare industry could have an adverse effect on our business, results of operations and financial condition.

There have been, and will continue to be, significant changes in the healthcare industry in an effort to reduce costs. These changes include:

•
The trend towards managed care, together with healthcare reform of the delivery system in the United States and efforts to reform in Europe, has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce selling prices.  Consolidation among healthcare providers has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage.  In particular, there has been a consolidation of blood transfusion centers, as well as an industry decline in the number of blood transfusions. These industry trends and competitive forces place constraints on the levels of overall pricing, and thus could have a material adverse effect on our gross margins for products we sell in clinical diagnostic markets.

•
Third party payors, such as Medicare and Medicaid in the United States, have reduced their reimbursements for certain medical products and services. Our Clinical Diagnostics business is impacted by the level of reimbursement available for clinical tests from third party payors. In the United States payment for many diagnostic tests furnished to Medicare fee-for-service beneficiaries is made based on the Medicare Clinical Laboratory Fee Schedule (CLFS), a fee schedule established and adjusted from time to time by the Centers for Medicare and Medicaid Services (CMS). Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Clinicians may decide not to order clinical diagnostic tests if third party payments are inadequate, and we cannot predict whether third party payors will offer adequate reimbursement for tests utilizing our products to make them commercially attractive. Recent legislation, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA) and the Middle Class Tax Relief and Job Creation Act of 2012, have reduced the payments for clinical laboratory services paid under the CLFS. In addition, the Protecting Access to Medicare Act of 2014 will make significant changes to the way Medicare will pay for clinical laboratory services, which will further reduce reimbursement rates.

•	The PPACA has also imposed a 2.3% excise tax on the sales of certain medical devices in the U.S., which we are required to pay on most of our United States Clinical Diagnostic sales.

To the extent that the healthcare industry seeks to address the need to contain costs stemming from reform measures such as those contained in the PPACA and the Protecting Access to Medicare Act of 2014, or in future legislation, by limiting the number of clinical tests being performed or the amount of reimbursement available for such tests, our business, results of operations and financial condition could be adversely affected.  If these changes in the healthcare markets in the United States and Europe continue, we could be forced to alter our approach in selling, marketing, distributing and servicing our products.

We are subject to substantial government regulation, and any changes in regulation or violations of regulations by us could adversely affect our business, prospects, results of operations or financial condition.

Some of our products (primarily our Clinical Diagnostic products), production processes and marketing are subject to U.S. federal, state and local, and foreign regulation, including by the FDA in the United States and its foreign counterparts.  The FDA regulates our Clinical Diagnostic products as medical devices, and we are subject to significant regulatory clearances or approvals to market our Clinical Diagnostic products and other requirements including, for example, recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our products or impact our ability to modify our currently approved or cleared products on a timely basis. Changes in the FDA’s review of certain clinical diagnostic products referred to as laboratory developed tests, which are tests developed by a single laboratory for use only in that laboratory, could affect some of our customers who use our Life Science instruments for laboratory developed tests. In the past, the FDA has chosen to not enforce applicable regulations and has not reviewed such tests for approval. However, the FDA has recently issued guidance that it will begin enforcing its medical device requirements, including premarket submission requirements, to such tests. Any delay in, or failure to receive or maintain, clearance or approval for our products could prevent us from generating revenue from these products and adversely affect our business operations and financial results. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our products and dissuade our customers from using our products.

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, Europe is currently making its regulations for product labeling stricter, Russia has recently enacted more stringent medical product registration regulations, and we expect China, Brazil and India to impose more regulations that impact our product registrations. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Specifically, a resolution passed by Russia in February 2015 prohibits the procurement of certain types of medical devices by Russian state entities from foreign companies provided there are a sufficient number of

Russian manufacturers submitting tenders. Such regulations could adversely affect our business, results of operations and financial condition.

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

As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies. For information about our recent acquisitions, see "Overview" in Item 7 of this Annual Report. In order to be successful in these activities, we must, among other things:

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

The benefits of any acquisition may prove to be less than anticipated and may not outweigh the costs reported in our financial statements.  Completing any potential future acquisitions could cause significant diversion of our management’s time and resources.  If we acquire new companies, products or technologies, we may be required to assume contingent liabilities or record impairment charges for goodwill and other intangible assets over time. We cannot assure you that we will successfully overcome these risks or any other problems we encounter in connection with any acquisitions, and any such acquisitions could adversely affect our business, results of operations and financial condition.

Product quality and liability issues could harm our reputation and negatively impact our business, results of operations and financial condition.

We must adequately address quality issues associated with our products, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. Our instruments, reagents and consumables are complex, and identifying the root cause of quality issues, especially those affecting reagents or third-party components, is difficult. We may incur significant costs and expend substantial time in researching and remediating such issues. Quality issues could also delay our launching of new products. In addition, quality issues, unapproved uses of our products, or inadequate disclosure of risks related to our products, could result in product recalls or product liability or other claims being brought against us. These issues could harm our reputation, impair our relationship with existing customers and harm our ability to attract new customers, which could negatively impact our business, results of operations and financial condition.

Lack of key personnel could hurt our business.

Our products are very technical in nature. In general, only highly qualified and well-trained scientists have the necessary skills to develop, market and sell our products, and many of our manufacturing positions require very specialized knowledge and skills.  In addition, the global nature of our business also requires that we have sophisticated and experienced staff to comply with increasingly complex international laws and regulations. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. In particular, the job market in Northern California, where many of our employees are located, has improved significantly. If we do not offer competitive compensation and benefits, we may fail to retain or attract a sufficient number of qualified personnel, which could impair our ability to properly run our business.

In some cases we rely on temporary personnel or consultants, and we may do so in the future. Such temporary personnel or consultants may lack the knowledge and/or specific skills necessary for our business, require time to train without benefiting us through extended employment and increase our costs. In addition, as noted above, our strategic initiatives, such our internal restructuring and ERP implementation, may be burdensome and disruptive and lead to employee dissatisfaction and attrition.

A reduction or interruption in the supply of components and raw materials could adversely affect our manufacturing operations and related product sales.

The manufacture of many of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. If our supply is reduced or interrupted, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner could be adversely affected, which would adversely affect our ability to sell our products.

If our information technology systems are disrupted, or if we fail to successfully implement, manage and integrate our information technology and reporting systems, our business, results of operations and financial condition could be harmed.

Our information technology (IT) systems are an integral part of our business, and a serious disruption of our IT systems could have a material adverse effect on our business, results of operations and financial condition. We depend on our IT systems to process orders, manage inventory and collect accounts receivable.  Our IT systems also allow us to efficiently purchase products from our suppliers and ship products to our customers on a timely basis, maintain cost-effective operations and provide customer service.  We cannot assure you that our contingency plans will allow us to operate at our current level of efficiency.

Our ability to implement our business plan in a rapidly evolving market requires effective planning, reporting and analytical processes.  We expect that we will need to continue to improve and further integrate our IT systems, reporting systems and operating procedures by training and educating our employees with respect to these improvements and integrations on an ongoing basis in order to effectively run our business.  We may suffer interruptions in service, loss of data or reduced functionality when we upgrade or change systems. If we fail to successfully manage and integrate our IT systems, reporting systems and operating procedures, it could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our ERP implementation and data security above.

Natural disasters, terrorist attacks, acts of war or other events beyond our control may cause damage or disruption to us and our employees, facilities, information systems, security systems, vendors and customers, which could significantly impact our business, results of operations and financial condition.

We have significant manufacturing and distribution facilities, including in the western United States, France, Switzerland, Germany and Singapore.  In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years.  These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, strikes or other labor unrest at any of our sites or surrounding areas could cause disruption to our business. For example, we have experienced some delays in our supply of raw materials and shipments of products to customers due to recent labor unrest at the seaports in the western United States. If the situation continues or worsens, we may experience further disruption of our business or increased costs as we rely more on air freight. Acts of terrorism, bioterrorism, violence or war could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East and Eastern Europe. In particular, the recent political turmoil in Ukraine, along with the response of the Russian and U.S. governments to this situation, has the potential to impact our operations in Russia. Any of these events could adversely affect our business, results of operations and financial condition.

Environmental, health and safety regulations and enforcement proceedings may negatively impact our business, results of operations and financial condition.

Our operations are subject to federal, state, local and foreign environmental laws and regulations that govern such activities as transportation of goods, emissions to air and discharges to water, as well as handling and disposal practices for solid, hazardous and medical wastes.  In addition to environmental laws that regulate our operations, we are also subject to environmental laws and regulations that create liability and clean-up responsibility for spills, disposals or other releases of hazardous substances into the environment as a result of our operations or otherwise impacting real property that we own or operate.  The environmental laws and regulations also subject us to claims by third parties for damages resulting from any spills, disposals or releases resulting from our operations or at any of our properties. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations.

We may in the future incur capital and operating costs to comply with currently existing laws and regulations, and possible new statutory enactments, and these expenditures may be significant.  We have incurred, and may in the future incur, fines related to environmental matters and/or liability for costs or damages related to spills or other releases of hazardous substances into the environment at sites where we have operated, or at off-site locations where we have sent hazardous substances for disposal.  We cannot assure you, however, that such matters or any future obligations to comply with environmental or health and safety laws and regulations will not adversely affect our business, results of operations or financial condition.

We may be subject to additional tax liabilities.

We are subject to income taxes in the United States and many foreign jurisdictions. We calculate our provision for income taxes in each jurisdiction in which we operate. Significant judgment is required in determining our worldwide provision for income taxes and in the ordinary course of business, there are many tax positions taken where the ultimate resolution is uncertain. We are subject to the examination of our tax positions in the United States and many other foreign jurisdictions. Taxing authorities have disagreed with our judgment in the past and may disagree with positions we take in the future resulting in assessments of additional taxes. Economic and political pressures to increase tax revenues in various jurisdictions may make resolving tax disputes more difficult. For example, in recent years, the tax authorities in Europe have disagreed with our tax positions related to hybrid debt, research and development credits, transfer pricing and indirect taxes, among others. We regularly assess the likelihood of the outcome resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods for which that determination is made. Changes in factors outside of our control, such as changes in tax laws or rates, changes in the interpretation of tax laws or changes in the jurisdictional mix of our earnings could adversely affect our financial position and results of operations.

Our debt may restrict our future operations.

We have substantial debt and have the ability to incur additional debt. As of December 31, 2014, we had approximately $436.0 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $5.0 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•	make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding debt;

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes;

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

Our existing credit facility and the terms of our other debt instruments, including agreements we may enter in the future, contain or will contain covenants imposing significant restrictions on our business.  These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  These covenants place restrictions on our ability to, among other things: incur additional debt; acquire other businesses or assets through merger or purchase; create liens; make investments; enter into transactions with affiliates; sell assets; in the case of some of our subsidiaries, guarantee debt; and declare or pay dividends, redeem stock or make other distributions to stockholders. Our existing credit facility also requires that we comply with certain financial ratios, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test.

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

We are subject to healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

We are subject to healthcare fraud and abuse regulation and enforcement by both the U.S. federal government and the U.S. states and foreign governments in which we conduct our business. These healthcare laws and regulations include, for example:

•
the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;

•
U.S. federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. In addition, the U.S. federal government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

•
the U.S. Physician Payment Sunshine Act, which requires certain manufacturers of drugs, biologics, devices and medical supplies to record any transfers of value to U.S. physicians and U.S. teaching hospitals;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•
state or foreign law equivalents of each of the U.S. federal laws above, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

These laws will continue to impose administrative, cost and compliance burdens on us. The shifting compliance environment and the need to build and maintain robust systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of these requirements. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, results of operations and financial condition.

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

Regulations related to “conflict minerals” could adversely impact our business.
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo (DRC) and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of such minerals and metals produced from those minerals. The European Union is considering additional reporting obligations. We have incurred, and will continue to incur, additional costs in order to comply with the SEC’s disclosure requirements. In addition, we might incur further costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as “DRC conflict free”, which could place us at a competitive disadvantage if we do not do so. We filed our report for the calendar year 2013 with the SEC on May 30, 2014.

Risks related to our common stock

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

As of February 17, 2015, the Schwartz family collectively held approximately 15% of our Class A Common Stock and 94% of our Class B Common Stock.  As a result, the Schwartz family is able to elect a majority of the directors, effect fundamental changes in our direction and control matters affecting us, including the determination of business opportunities that may be suitable for our company.  The Schwartz family may exercise its control over us according to interests that are different from other investors’ or debtors’ interests. In particular, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

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

ITEM 3. LEGAL PROCEEDINGS

As previously disclosed, in May 2010 we voluntarily disclosed to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) certain likely or potential violations of the U.S. Foreign Corrupt Practices Act (FCPA). The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.   The SEC and DOJ each commenced its own investigation.  During and following the completion of the Audit Committee’s investigation, we provided information to the DOJ and SEC and cooperated with their investigations.
Effective November 3, 2014, we entered into a non-prosecution agreement (NPA) with the DOJ and consented to the entry of an Order by the SEC (SEC Order), which actions resolve both the DOJ and the SEC investigations. The NPA concerns violations of the FCPA’s books and records and internal control provisions related to Russia during 2005-2010. Pursuant to the NPA, we paid a penalty of $14.4 million and agreed to certain compliance, reporting and cooperation obligations, and the DOJ agreed that it will not criminally prosecute us for any crimes related to conduct disclosed to the DOJ, provided that we perform our obligations under the NPA for two years.

The SEC Order concerns violations of the FCPA’s books and records, internal controls, and anti-bribery provisions related to Russia, and violations of the FCPA’s books and records and internal controls provisions related to Vietnam and certain of our Thailand operations during 2005-2010. Pursuant to the SEC Order, we paid a total of $40.7 million that included $35.1 million in disgorgement and $5.6 million in interest, and agreed to make certain reports to the SEC on our anti-corruption compliance and remediation efforts over the next two years, and to cease and desist any violations of the FCPA.
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
On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also named the Company as a nominal defendant, was captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al. In the complaint, the plaintiff alleged that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff sought an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors breached their fiduciary duties. The parties agreed to a stipulated dismissal of this case, without prejudice, and to a tolling of the statute of limitations pending the resolution of the DOJ and SEC investigations, which occurred in November 2014, as disclosed above.

On January 23, 2015, the City of Riviera Beach General Employees’ Retirement System filed a new shareholder derivative lawsuit in the Superior Court of Contra Costa County against three of our current directors and one former director. The Company is also named as a nominal defendant. In the complaint, the plaintiff alleges that the Company’s directors breached their fiduciary duty of loyalty by failing to ensure that the Company had sufficient internal controls and systems for compliance with the FCPA; that the Company failed to provide adequate training on the FCPA; and that based on these actions, the directors have been unjustly enriched. Purportedly seeking relief on the Company’s behalf, the plaintiff seeks an award of restitution and unspecified damages, costs and expenses (including attorneys’ fees). We and the individual defendants intend to file a demurrer requesting dismissal of the complaint.

On January 30, 2015, we received a demand pursuant to Section 220 of the Delaware General Corporation Law from the law firm of Scott + Scott LLP on behalf of International Brotherhood of Electrical Workers Local 38 Pension Fund to inspect certain books and records of the Company. The alleged purpose of the demand is to investigate the Company’s violation of the FCPA and lack of internal controls.

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

	Class A		Class B
	High	Low	High	Low
2014
Fourth Quarter	$122.93	$102.71	$120.50	$108.80
Third Quarter	122.73	113.37	122.40	115.60
Second Quarter	131.42	117.98	128.70	118.40
First Quarter	134.13	120.43	135.60	121.10
2013
Fourth Quarter	$125.00	$115.25	$124.41	$115.59
Third Quarter	126.98	111.49	122.95	114.00
Second Quarter	127.17	110.02	125.50	110.75
First Quarter	126.50	106.10	125.00	106.75

On February 17, 2015, we had 321 holders of record of Class A Common Stock and 133 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 400 MidCap Index and a selected peer group, assuming $100 invested on December 31, 2009, and reinvestment of dividends if paid:

(1)  The Peer Group consists of the following public companies: Danaher, Becton Dickinson, Thermo Fisher Scientific, Meridian Bioscience and PerkinElmer. Life Technologies, which was included in the peer group last year, was dropped from the peer group as it was acquired during 2014 by Thermo Fisher Scientific. Elimination of the Life Technologies historical data did not significantly change the performance of the peer group. Companies in our peer group reflect our participation in two different markets: life science research products and clinical diagnostics. No single public or private company has a comparable mix of products which serve the same markets. In many cases, only one division of a peer-group company competes in the same market as we do. Collectively, however, our peer group reflects products and markets similar to those of Bio-Rad.

This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under these Acts.

ITEM 6.  SELECTED FINANCIAL DATA

BIO-RAD LABORATORIES, INC.
Selected Financial Data
(in thousands, except per share data)
	Year Ended December 31,
	2014	2013	2012	2011	2010

Net sales	$2,175,044	$2,132,694	$2,069,235	$2,073,529	$1,927,118
Cost of goods sold	996,527	954,216	914,077	894,700	835,310
Gross profit	1,178,517	1,178,478	1,155,158	1,178,829	1,091,808
Selling, general and administrative expense	808,200	798,070	681,778	695,984	634,413
Research and development expense	220,333	210,952	209,204	177,604	166,486
Interest expense	22,131	61,271	51,112	53,135	63,717
Foreign exchange losses, net	9,305	8,566	5,040	13,842	3,884
Other (income) expense, net	(13,009)	(12,766)	(21,883)	(7,583)	(3,875)
Income before income taxes	131,557	112,385	229,907	245,847	227,183
Provision for income taxes	(42,712)	(34,574)	(64,361)	(67,034)	(39,533)
Net income attributable to noncontrolling interests	—	(21)	(69)	200	(1,445)
Net income attributable to Bio-Rad	$88,845	$77,790	$165,477	$179,013	$186,205

Basic earnings per share	$3.08	$2.72	$5.85	$6.39	$6.73
Diluted earnings per share	$3.05	$2.69	$5.78	$6.29	$6.61
Cash dividends paid per common share	$—	$—	$—	$—	$—
Total assets	$3,341,278	$3,388,790	$3,443,503	$3,099,743	$3,064,914
Long-term debt, net of current maturities	$435,710	$435,615	$732,414	$731,698	$731,100

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 32% of our 2014 consolidated net sales are derived from the United States and approximately 68% are derived from international locations, with Europe being our largest region overall.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

As previously disclosed, in May 2010 we voluntarily disclosed to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) certain likely or potential violations of the U.S. Foreign Corrupt Practices Act (FCPA). Effective November 3, 2014, we entered into a non-prosecution agreement (NPA) with the DOJ and consented to the entry of an Order by the SEC (SEC Order), which actions resolve both the DOJ and SEC investigations. As a result of the settlements with the DOJ and the SEC, during the fourth quarter of 2014 we paid a total of $55.1 million that included a penalty of $14.4 million, $35.1 million in disgorgement, and $5.6 million in interest.

In April 2014, we acquired 100% of the issued and outstanding stock of GnuBIO, Inc. (GnuBIO). This acquisition was accounted for as a business combination and is included in our Clinical Diagnostics segment's results of operations from the acquisition date. The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. During the fourth quarter of 2014, we finalized the determination of fair values of certain acquired tax attributes and adjusted the preliminary carrying values of goodwill and certain other assets and liabilities in order to reflect final information received and the finalization of certain tax returns, resulting in an overall reduction to goodwill of $1.7 million. These measurement period adjustments had no impact on our results of operations for the year ending December 31, 2014.

The final fair values of the net assets acquired from GnuBIO as of the acquisition date were determined to be $46.4 million of indefinite-lived intangible assets (specifically in-process research and development or "IPR&D"), $13.5 million of goodwill and $9.5 million of net tangible liabilities. The fair value of the consideration as of the acquisition date was $50.4 million, which included $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. During the fourth quarter of 2014, the contingent consideration related to the development/regulatory milestones was revalued to a fair value of $10.0 million as of December 31, 2014. The contingent consideration for the sales milestones at the acquisition date was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. We believe that GnuBIO's innovative DNA workflow is well-suited for the clinical diagnostics sequencing market and will leverage our leadership role in the area of droplet digital PCR.

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

During the third quarter of 2014, we identified errors in the Consolidated Balance Sheet at December 31, 2013, the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 (and for all interim periods therein), and in the Unaudited Condensed Consolidated Balance Sheets and Statements of Cash Flows as of and for the three months ended March 31, 2014 and the three and six months ended June 30, 2014, all related to the recorded amounts of Inventories and Property, plant and equipment, net. During these periods, we inappropriately reduced Inventories by all of the intercompany profit on intercompany transactions related to certain equipment, however, a portion of that profit should have reduced capital additions and been reflected in Property, plant and equipment, net. The equipment is a Bio-Rad product provided to customers under reagent rental agreements, whereby Bio-Rad retains ownership of the equipment and charges the customer for test kits purchased for use with this equipment. Depreciation was calculated correctly, and there is no impact to Net income for any period presented.

The effect of correcting these errors was to increase Total inventories and decrease Property, plant and equipment, net at December 31, 2013 by $15.0 million. As a result of this adjustment, $5.3 million of prepaid income taxes that were included in Prepaid expenses on the Consolidated Balance Sheet as of December 31, 2013 were reclassified from short-term to long-term Other assets. The overall effect of the adjustments to Total inventories and Prepaid expenses increased Total current assets by $9.6 million. These adjustments did not change Total assets.

The associated reclassification entries within the Statements of Cash Flows were to increase Cash paid to suppliers and employees, and decrease Capital expenditures by $6.3 million and $9.5 million for the years ended December 31, 2013 and 2012, respectively. These reclassifications resulted in a decrease in Net cash provided by operating activities and a decrease in Net cash used in investing activities by $6.3 million and $9.5 million for the years ended December 31, 2013 and 2012, respectively. There was no change to the net increase or decrease in Cash and cash equivalents for any period presented.

Management evaluated the materiality of the errors described above from a qualitative and quantitative perspective in accordance with the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality (SAB 99). Based on such evaluation, we have concluded that while these errors were significant to the periods impacted, their correction would not be material to any individual prior period nor did they have an effect on financial results. Accordingly, we are correcting these errors in every affected period in our Consolidated Financial Statements.

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. In the third quarter of 2014, the first sales milestone was reached with cell sorting system purchase orders resulting in a payment of $2.4 million in the fourth quarter of 2014. Effective as of December 31, 2014, we have amended certain key terms impacting the future payment of contingent consideration on the acquisition of the new cell sorting system from Propel Labs, Inc. These include a clarification of the performance period to include an additional four months, and the seller agreeing to support an expansion of our offerings to address the request from customers for customization. The amended sales milestones range from 39% of annual invoices for the 2015 and 2016 annual calendar year performance periods to 40% for the extended September 1, 2013 to December 31, 2014 performance period. The contingent consideration was revalued by a net reduction of $0.7 million in 2014 to Selling, general and administrative expense to its estimated fair value of $17.7 million as of December 31, 2014.

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

We have recorded a valuation allowance of $58.6 million and $64.0 million as of December 31, 2014 and 2013, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain foreign net operating losses carried forward.  The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established, which would increase the tax provision, lowering income and impacting our financial position.  Should realization of these deferred tax assets for which a valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting Bio-Rad’s financial position.

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

We use a projected discounted cash flow model to determine the fair value of a reporting unit. This discounted cash flow method for determining goodwill may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Projections such as discounted cash flow models are inherently uncertain and accordingly, actual future cash flows may differ materially from projected cash flows. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, expected foreign currency rates, discount rates and terminal values. We estimate future cash flows using current and longer-term high level financial forecasts. These forecasts take into account the current economic environment. The discount rates used are compiled using independent sources, current trends in similar businesses and other observable market data. Changes to these rates might result in material changes in the valuation and determination of the recoverability of goodwill. For example, an increase in the discount rate used to discount cash flows will decrease the computed fair value.

We have not identified any events that lead us to believe that goodwill is impaired. However, impairment tests are highly sensitive to changes in assumptions and minor changes to assumptions that could result in impairment losses. Our forecasts utilized in our 2014 impairment test assumed, among other things, sales growth from executing our sales and marketing programs, new product introductions, successful product development and timely registration of our products when required, while controlling costs. In addition, external factors, such as currency, inflation rates and cost of capital, could affect the determination of fair value of our business units. Our impairment tests resulted in excessive fair value over book value ranging from 17% to more than 200% for our various business units. Two of our business units had an excess of 17% and 28%, respectively. If the initiatives mentioned above do not achieve the desired results, or external factors change detrimentally, future impairment losses may occur.

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of the reporting units to the enterprise market capitalization. In performing the reconciliation we may, depending on the volatility of the market value of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around the valuation date.

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We assess the impairment of long-lived assets (including identifiable intangibles) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important that could trigger an impairment review include:

•	significant reporting unit under-performance relative to expected, historical or projected future operating results;

•	significant changes in the manner of use of the long-lived assets, intangible assets or the strategy for our overall business;

•	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life; and

•	significant negative industry, legal, regulatory or economic trends.

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. We estimate the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this is the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. There were no impairment losses recorded in 2013 and 2012. In 2014, we impaired licenses of a discontinued product line in the amount of $6.4 million. This impairment charge included $5.8 million in Cost of goods sold and $0.6 million in Research and development expense in the accompanying Consolidated Statements of Income.

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

Results of Operations - Sales, Gross Margins and Expenses

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Year Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	45.8	44.7	44.2
Gross profit	54.2	55.3	55.8
Selling, general and administrative expense	37.2	37.4	32.9
Research and development expense	10.1	9.9	10.1
Net income attributable to Bio-Rad	4.1	3.6	8.0

Net sales

Net sales (sales) in 2014 were $2.18 billion, an increase of 2.0% compared to $2.13 billion in 2013. Excluding the impact of foreign currency, 2014 sales increased by approximately 3.3% compared to 2013. Currency neutral sales growth was reflected in most regions, primarily in the United States, the emerging markets of Eastern Europe and China, while currency neutral sales in Japan decreased.

The Life Science segment sales in 2014 were $728.3 million, an increase of 2.6% compared to 2013.  On a currency neutral basis, sales increased 4.0% compared to 2013. The currency neutral sales increase was reflected across most product lines, except for protein separations products. Currency neutral sales growth was primarily in North America, Europe, and China, partially offset by decreased sales in the rest of Asia.

The Clinical Diagnostics segment sales in 2014 were $1.43 billion, an increase of 1.7% compared to 2013. On a currency neutral basis, sales increased 2.9% compared to 2013. Clinical Diagnostics had growth across most product lines on a currency neutral basis, most notably from quality control products and blood typing. Sales growth was partially offset by lower sales for infectious disease in the serology product line primarily due to laboratory consolidation and pricing pressure in Europe and North America. Currency neutral sales growth was primarily in Eastern Europe and China, partially offset by decreased sales in Western Europe.

Net sales (sales) in 2013 were $2.13 billion compared to $2.07 billion in 2012. Excluding the impact of foreign currency, 2013 sales increased by approximately 3.9% compared to 2012. Currency neutral sales growth was reflected in most regions, primarily in the Americas, the emerging markets of Eastern Europe and the Pacific Rim, while currency neutral sales in Western Europe decreased.

The Life Science segment sales in 2013 were $710.0 million, an increase of 3.1% compared to 2012.  On a currency neutral basis, sales increased 4.5% compared to 2012. The sales increase was primarily driven by sales from the newly acquired AbD Serotec, our Droplet Digital™ PCR and cell biology product lines. Currency neutral sales increased in Europe and the Americas, while Asia declined. A government austerity program had slowed Japanese market growth.

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

Gross margin

Consolidated gross margins were 54.2% in 2014 compared to 55.3% in 2013. Life Science segment gross margins in 2014 decreased from 2013 by approximately 0.1 percentage points, essentially flat compared to 2013. Lower margins were reflected in protein separation products and approximately $1.7 million of costs associated with the closing of a small manufacturing plant, which were almost entirely offset by higher margins in process chromatography, Droplet Digital™ PCR and food testing products. Clinical Diagnostics segment gross margins in 2014 decreased from 2013 by approximately 1.5 percentage points. The decrease primarily reflected approximately $8.3 million associated with the discontinuance of a product line in 2014 that was coupled with an increase in inventory reserves and the write-down of licenses for specific technology. The decrease was also due to continued pricing pressure, approximately $1.6 million associated with closing and consolidating two small manufacturing plants in 2014, and increased scrap for obsolete products.

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

Selling, general and administrative expense

Consolidated selling, general and administrative expenses (SG&A) represented 37.2% of sales in 2014 compared to 37.4% of sales in 2013.  Decreases in SG&A expense relative to sales were primarily driven by:

•
we accrued a lower expense of $19.5 million in 2014 compared to an accrual of $30.0 million in 2013 in connection with reaching our final settlement with the SEC and DOJ investigations relating to the FCPA,

•	lower external marketing and advertising expense, and professional fees, and

•
a decrease in bad debt expense of $4.0 million, primarily in Russia, due to a distributor bad debt in 2013, and in Spain due to payments received of approximately $11 million from public agencies, in addition to improved collections in the U.S. after implementing the first phase of a new ERP system.

Partially offsetting these decreased costs were:

•
an increase of employee-related expenses, our largest cost, primarily due to an increase for employee compensation that comprised of incentive plans, including related fringe benefits, and commissions and temporary help associated with our ERP implementation,

•
$1.4 million in 2014 for the net decrease in estimated fair value of contingent considerations for the cell sorting system and GnuBIO, compared to $5.8 million in 2013 for the net decrease in estimated fair value of contingent consideration for the cell sorting system and a write-off of the remaining QuantaLife contingent consideration liability, resulting in an overall increase in contingent consideration of

$4.4 million,

•	an increase in third party commissions and facilities, and

•	an increase in software costs primarily associated with the ERP implementation.

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

Research and development expense

Research and development expense increased to $220.3 million or 10.1% of sales in 2014 compared to $211.0 million or 9.9% of sales in 2013.  Life Science segment research and development expense decreased slightly in 2014 from 2013 primarily due to projects nearing completion. Clinical Diagnostics segment research and development expense increased in 2014 from 2013 primarily due to continued investments in diagnostic applications using the recently acquired droplet digital PCR technology, and new instrument platforms and assays.

The increase also reflected approximately $3.1 million associated with the discontinuance of a product line in 2014 that included contractual costs, and the write-down of equipment and licenses.

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

Results of Operations – Non-operating

Interest expense

Interest expense in 2014 decreased 63.9% to $22.1 million compared to 2013 primarily due to the absence of interest expense of $18.7 million and $15.6 million associated with a call premium, and expensing the remaining original bond discount and unamortized debt issuance costs associated with the $300.0 million principal amount of Senior Subordinated Notes (8.0% Notes), which were redeemed on September 30, 2013. In addition, interest expense in connection with reaching our final settlement with the SEC and DOJ investigations relating to the FCPA was $0.6 million for 2014 compared to $5.0 million for 2013.

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

Foreign currency exchange gains and losses

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Net foreign currency exchange losses for 2014, 2013 and 2012 were $9.3 million, $8.6 million and $5.0 million, respectively.  The 2014, 2013 and 2012 net foreign currency exchange losses were attributable to market volatility, increasing costs to hedge and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.  All years are affected by the economic hedging program we employ to hedge our intercompany receivables and payables.

Other income and expense, net

Other income and expense, net includes investment and dividend income, generally interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  Other (income) expense, net in 2014 increased to $13.0 million income compared to $12.8 million income in 2013. The increase was primarily due to higher dividends than in 2013, and realized gains in 2014 compared to realized losses in 2013, partially offset by lower interest on investment income than in 2013. Sales of investments in 2013 were used to provide cash to redeem all of the $300.0 million 8.0% Senior Subordinated Notes.

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

Effective tax rate

Our effective tax rate was 32%, 31% and 28% in 2014, 2013 and 2012, respectively. The effective tax rates for 2014 and 2013 are approximately the same. The effective tax rate for 2014 includes a lower tax benefit of research tax credits because the effective tax rate for 2013 included a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013. The additional tax benefit of research credits in 2013 was offset by an increase in tax liabilities for unrecognized tax benefits and audit settlements in our foreign jurisdictions.

The effective tax rates for all three periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits. Our foreign income is earned primarily in Switzerland and France. Jurisdictions in which we operate that have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35% include Switzerland, Russia, the U.K. and Singapore.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Credit Agreement that we entered into in June 2014.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2014, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019.

At December 31, 2014, we had available $697.6 million in cash, cash equivalents and short-term investments, of which approximately 43% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, we had $233.3 million available for borrowing as of December 31, 2014, which was reduced by $7.6 million that was utilized for standby letters of credit issued by our banks to support our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

While economic growth is somewhat improving, instability still exists in developed nations and in the U.S., which may adversely affect our future results of cash flows. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of December 31, 2014 and December 31, 2013, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $45.4 million and $66.0 million, respectively. Approximately $12.0 million of the decrease from December 31, 2013 was from currency, in addition to customer payments, most notably from Spain of approximately $11 million from public agencies in the first quarter of 2014.

Cash Flows from Operations

Net cash provided by operations was $273.3 million, $169.1 million and $266.5 million in 2014, 2013, and 2012, respectively.  The net increase between 2014 and 2013 of $104.2 million primarily resulted from:

•
higher cash received from customers primarily due to improved collections, in particular from Spain of approximately $11 million from public agencies in the first quarter of 2014, and in the U.S. after implementing the first phase of a new ERP system,

•
a decrease in income taxes paid primarily due to a federal income tax quick refund of $20 million and a French income tax refund of approximately $11 million that were both related to 2013 and received in 2014, and a $5 million federal income tax extension payment in 2013,

•
the absence of interest paid of $25.0 million and $12.0 million in 2013 associated with a call premium primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013,

•	a settlement payment for a royalties audit of $12 million in the second quarter of 2013, partially offset by

•	a payment of $55.1 million for the settlement with the SEC and DOJ associated with the FCPA.

The net decrease between 2013 and 2012 of $97.3 million primarily resulted from:

•	higher cash paid to employees, mostly due to an increase in headcount that included acquisitions,

•
an increase in outside services as we placed in service during the second quarter of 2013 the first phase of a global single instance Enterprise Resource Planning (ERP) platform, moving to expense in the post-implementation/operation stage from capitalizing in the application development stage in the prior year period,

•	2012 benefited from an approximately $21 million payment for multiple years of Spanish receivables,

•	an increase in interest paid primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013, and

•	a payment settlement for a royalties audit of $12 million in the second quarter of 2013,

•	partially offset by lower income tax payments and higher customer receipts.

We regularly review past due receivables to assess the allowance for doubtful accounts and believe net accounts receivable are fully realizable. We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies. We expect the first quarter of 2015 cash flows from operations to be lower than the fourth quarter of 2014 as Bio-Rad historically has made larger payments for royalties, fourth quarter sales commissions to third parties and annual employee bonuses during this period.

Cash Flows from Investing Activities

Net cash used in investing activities was $190.5 million and $400.4 million for 2014 and 2012, respectively, and net cash provided by investing activities was $0.9 million in 2013. Purchases of marketable securities and investments, and proceeds from sales of marketable securities and investments were both lower in 2014 than 2013 primarily due to sales of securities to provide cash to redeem the $300.0 million 8.0% Senior Subordinated Notes. We therefore expected purchases to decline markedly year over year due to reduced amounts of cash to invest. In addition, we purchased longer dated securities to take advantage of higher returns on investments and therefore we experienced an additional decline in maturities and redemptions of securities. Purchases for marketable securities and investments in 2013 were lower than 2012 primarily due to reallocating funds. Proceeds from the sale of marketable securities and investments was higher in 2013 than 2012 primarily to provide cash to redeem all of the $300.0 million 8.0% Senior Subordinated Notes.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

Purchases of intangible assets were higher in 2014 than in 2013 and 2012 primarily due to the purchases of licenses. Payments for acquisitions, net of cash received, and long-term investments in 2014, 2013 and 2012 were primarily due to the following:

•
in April 2014, we acquired 100% of the issued and outstanding stock of GnuBIO for a total consideration of $50.4 million, which includes $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders,

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

Capital expenditures in 2014 totaled $121.0 million, compared to $106.7 million and $142.9 million in 2013 and 2012, respectively. Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures were higher in 2014 and 2012 as we were in the development stages (in which costs are capitalized) of implementing the second and first phases, respectively, of a global single instance ERP platform. In April 2013, we implemented the first phase of the global single instance ERP platform and hence for the remainder of 2013, costs were no longer capitalized. As we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to continue to remain historically higher for the next four years or more. The current estimated global implementation cost for the single instance ERP platform will exceed $300 million and is estimated to take approximately four or more years to fully implement.

Capital expenditures were lower in 2013 than in 2012 as we placed in service the first phase of a global single instance ERP platform in 2013. During 2012 we were largely capitalizing development costs throughout the year.

Cash Flows from Financing Activities

Net cash provided by financing activities was $11.7 million and $12.6 million in 2014 and 2012, respectively, and net cash used in financing activities was $311.7 million in 2013.  Net cash provided by financing activities in 2014 was primarily from proceeds from issuance of our common stock. Net cash provided by financing activities in 2014 was partially offset by a payment of $2.4 million to Propel Labs' shareholders in contingent consideration for a sales milestone that was associated with the valuation as of the 2012 acquisition date, and the payment of a short-term borrowing. Net cash used in financing activities in 2013 was primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013. Also in 2013, $20.0 million was paid to Propel Labs' shareholders in contingent consideration, of which $19.9 million was associated with the valuation as of the 2012 acquisition date and the remainder was recognized in cash flows from operations. Additionally in 2013, $6.0 million was paid to QuantaLife in contingent consideration, of which $5.6 million was associated with the valuation as of the 2011 acquisition date and the remainder was recognized in cash flows from operations. Net cash provided in 2012 was primarily from proceeds from issuance of our common stock.

We have outstanding Senior Notes of $425.0 million, which are not due until 2020. As indicated above, we redeemed all of the Senior Subordinated Notes of $300 million on September 30, 2013. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of December 31, 2014. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013 and therefore we do not anticipate any repurchasing of shares for this purpose. We had no other repurchases of our stock during 2014, 2013 or 2012.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$437.5	$0.3	$0.5	$0.5	$436.2
Interest payments (1)	123.0	20.7	41.4	41.4	19.5
Operating lease obligations (2)	153.8	39.3	59.3	32.5	22.7
Purchase obligations (3)	36.3	17.6	7.0	8.6	3.1
Long-term liabilities (4)	110.5	18.4	22.4	5.8	63.9

(1) These amounts represent expected cash payments, including capital lease obligations and notes payable, which are included in our December 31, 2014 Consolidated Balance Sheet. Our debt is fixed and primarily consists of the 4.875% Notes. See Note 5 of the Consolidated Financial Statements for additional information about our debt.

(2) Operating lease obligations are described in Note 12 of the Consolidated Financial Statements.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms.  Purchase obligations exclude agreements that are cancelable without penalty.

(4) Excluded from this table are tax liabilities for uncertain tax positions and contingencies in the amount of $15.5 million.  We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above.  See Note 6 of the Consolidated Financial Statements for additional information about our income taxes.

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

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates.  All other variables were held constant.  Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates.  A decline of 10% on quoted foreign exchange rates would result in an approximate net-present-value loss of $32 million on our derivative position as of December 31, 2014.  This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates.  Due to the relatively small amount of short-term variable rate debt we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%.  Our long-term debt consists primarily of fixed-rate instruments, and is thus insulated from interest rate changes.  As of December 31, 2014, the overall interest rate risk associated with our debt was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Reports of Independent Registered Public Accounting Firms	39-41
Consolidated Balance Sheets at December 31, 2014 and 2013	42-43
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2014	44
Consolidated Statements of Comprehensive Income for each of the three years in the period
December 31, 2014	45
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2014	46
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years
in the period ended December 31, 2014	47
Notes to Consolidated Financial Statements	48-81

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bio-Rad Laboratories, Inc.:
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Rad Laboratories, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bio-Rad Laboratories, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
March 2, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bio‑Rad Laboratories, Inc.:

We have audited Bio-Rad Laboratories, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bio-Rad Laboratories Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Bio-Rad Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Francisco, California
March 2, 2015

Report of Ernst & Young LLP - Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bio-Rad Laboratories, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, cash flows, and changes in stockholders' equity of Bio-Rad Laboratories, Inc. for the year ended December 31, 2012.  Our audit also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Bio-Rad Laboratories, Inc. for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Redwood City, California
March 18, 2013, except for the section in Note 1 entitled ‘Correction of Immaterial Errors’, as to which the date is March 2, 2015

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (In thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$413,251	$331,551
Short-term investments	284,384	277,369
Accounts receivable, less allowance for doubtful accounts of $27,973 at 2014 and $32,471 at 2013	377,640	422,660

Inventories:
Raw materials	106,028	105,708
Work in process	131,783	129,894
Finished goods	233,186	280,643
Total inventories	470,997	516,245

Prepaid expenses	108,348	130,637
Other current assets	61,747	79,017
Total current assets	1,716,367	1,757,479

Property, plant and equipment:
Land and improvements	18,165	19,066
Buildings and leasehold improvements	282,792	284,299
Equipment	788,141	756,463
Total property, plant and equipment	1,089,098	1,059,828
Less: accumulated depreciation and amortization	(660,262)	(645,427)
Property, plant and equipment, net	428,836	414,401

Goodwill, net	500,441	517,770
Purchased intangibles, net	254,228	266,188
Other investments	389,309	377,870
Other assets	52,097	55,082
Total assets	$3,341,278	$3,388,790

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (continued) (In thousands, except share data)

	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,608	$148,510
Accrued payroll and employee benefits	153,426	130,658
Notes payable and current maturities of long-term debt	265	1,786
Income and other taxes payable	35,165	33,555
Deferred revenue	26,716	26,390
Accrued legal settlements	—	30,000
Other current liabilities	102,581	116,573
Total current liabilities	446,761	487,472

Long-term debt, net of current maturities	435,710	435,615
Deferred income taxes	154,917	162,110
Other long-term liabilities	118,735	116,871
Total liabilities	1,156,123	1,202,068

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 23,971,808 and 23,680,749 at 2014 and 2013, respectively; shares outstanding - 23,971,686 and 23,680,627 at 2014 and 2013, respectively	2	2
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued - 5,098,799 and 5,096,780 at 2014 and 2013, respectively; shares outstanding - 5,097,882 and 5,095,863 at 2014 and 2013, respectively	1	1
Additional paid-in capital	271,346	239,986
Class A treasury stock at cost, 122 shares at 2014 and 2013	(12)	(12)
Class B treasury stock at cost, 917 shares at 2014 and 2013	(89)	(89)
Retained earnings	1,694,962	1,606,117
Accumulated other comprehensive income	218,945	340,717
Total stockholders’ equity	2,185,155	2,186,722
Total liabilities and stockholders’ equity	$3,341,278	$3,388,790

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Net sales	$2,175,044	$2,132,694	$2,069,235
Cost of goods sold	996,527	954,216	914,077
Gross profit	1,178,517	1,178,478	1,155,158
Selling, general and administrative expense	808,200	798,070	681,778
Research and development expense	220,333	210,952	209,204
Income from operations	149,984	169,456	264,176
Interest expense	22,131	61,271	51,112
Foreign exchange losses, net	9,305	8,566	5,040
Other (income) expense, net	(13,009)	(12,766)	(21,883)
Income before income taxes	131,557	112,385	229,907
Provision for income taxes	(42,712)	(34,574)	(64,361)
Net income including noncontrolling interests	88,845	77,811	165,546
Net income attributable to noncontrolling interests	—	(21)	(69)
Net income attributable to Bio-Rad	$88,845	$77,790	$165,477

Basic earnings per share:
Net income per basic share attributable to Bio-Rad	$3.08	$2.72	$5.85
Weighted average common shares - basic	28,876	28,586	28,290

Diluted earnings per share:
Net income per diluted share attributable to Bio-Rad	$3.05	$2.69	$5.78
Weighted average common shares - diluted	29,133	28,906	28,642

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income including noncontrolling interests	$88,845	$77,811	$165,546
Other comprehensive income:
Foreign currency translation adjustments	(118,142)	16,662	23,738
Foreign other post-employment benefits adjustments, net of income taxes	(8,186)	36	(8,278)
Net unrealized holding gains on available-for-sale (AFS) investments, net of income taxes	4,556	49,651	60,403
Other comprehensive (loss) income, net of income taxes	(121,772)	66,349	75,863
Comprehensive (loss) income	(32,927)	144,160	241,409
Comprehensive income attributable to noncontrolling interests	—	(185)	(90)
Comprehensive (loss) income attributable to Bio-Rad	$(32,927)	$143,975	$241,319

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Cash received from customers	$2,162,520	$2,090,030	$2,063,805
Cash paid to suppliers and employees	(1,806,526)	(1,804,028)	(1,664,491)
Interest paid	(20,793)	(61,233)	(46,369)
Income tax payments	(28,939)	(71,144)	(93,697)
Settlement with the SEC and DOJ relating to the FCPA, including interest	(55,050)	—	—
Investment proceeds and miscellaneous receipts, net	15,671	16,760	12,991
Excess tax benefits from share-based compensation	(1,349)	(2,720)	(2,889)
Proceeds from (payments for) forward foreign exchange contracts, net	7,778	1,471	(2,870)
Net cash provided by operating activities	273,312	169,136	266,480
Cash flows from investing activities:
Capital expenditures	(120,999)	(106,658)	(142,869)
Proceeds from dispositions of property, plant and equipment	225	1,214	6,325
Payments for acquisitions, net of cash received, and long-term investments	(44,627)	(72,054)	(39,443)
Payments for purchases of intangible assets	(15,479)	(700)	(1,780)
Payments for purchases of marketable securities and investments	(205,746)	(386,714)	(680,966)
Proceeds from sales of marketable securities and investments	75,725	289,779	131,295
Proceeds from maturities of marketable securities and investments	120,390	276,052	327,052
Net cash (used in) provided by investing activities	(190,511)	919	(400,386)
Cash flows from financing activities:
Net (payments) borrowings on line-of-credit arrangements and notes payable	(1,560)	48	(191)
Payments on long-term borrowings	(253)	(300,228)	(620)
Proceeds from issuance of common stock	15,051	11,237	10,611
Payments of contingent consideration	(2,374)	(25,474)	—
Debt issuance costs on long-term borrowings	(524)	—	—
Purchase of treasury stock	—	—	(101)
Excess tax benefits from share-based compensation	1,349	2,720	2,889
Net cash provided by (used in) financing activities	11,689	(311,697)	12,588
Effect of foreign exchange rate changes on cash	(12,790)	9,805	10,475
Net increase (decrease) in cash and cash equivalents	81,700	(131,837)	(110,843)
Cash and cash equivalents at beginning of year	331,551	463,388	574,231
Cash and cash equivalents at end of year	$413,251	$331,551	$463,388

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Statements of Changes in Stockholders’ Equity (In thousands)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Bio-Rad Stockholders' Equity	Non- controlling Interests	Total Stockholders' Equity

Balance at December 31, 2011	$3	$185,334	$—	$1,362,850	$198,690	$1,746,877	$445	$1,747,322
Net income	—	—	—	165,477	—	165,477	69	165,546
Other comprehensive income, net of tax	—	—	—	—	75,842	75,842	21	75,863
Issuance of common stock	—	10,611	—	—	—	10,611	—	10,611
Stock compensation expense	—	12,936	—	—	—	12,936	—	12,936
Tax benefit-exercise stock options	—	3,363	—	—	—	3,363	—	3,363
Purchase of treasury stock	—	—	(101)	—	—	(101)	—	(101)
Balance at December 31, 2012	3	212,244	(101)	1,528,327	274,532	2,015,005	535	2,015,540
Net income	—	—	—	77,790	—	77,790	21	77,811
Other comprehensive income, net of tax	—	—	—	—	66,185	66,185	164	66,349
Issuance of common stock	—	11,237	—	—	—	11,237	—	11,237
Stock compensation expense	—	13,657	—	—	—	13,657	—	13,657
Tax benefit-exercise stock options	—	3,135	—	—	—	3,135	—	3,135
Purchase of additional controlling interests and other	—	(287)	—	—	—	(287)	(720)	(1,007)
Balance at December 31, 2013	3	239,986	(101)	1,606,117	340,717	2,186,722	—	2,186,722
Net income	—	—	—	88,845	—	88,845	—	88,845
Other comprehensive loss, net of tax	—	—	—	—	(121,772)	(121,772)	—	(121,772)
Issuance of common stock	—	15,051	—	—	—	15,051	—	15,051
Stock compensation expense	—	14,888	—	—	—	14,888	—	14,888
Tax benefit-exercise stock options	—	1,421	—	—	—	1,421	—	1,421
Balance at December 31, 2014	$3	$271,346	$(101)	$1,694,962	$218,945	$2,185,155	$—	$2,185,155

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

We record deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. To the extent we determine that we are able to realize our deferred income tax assets in the future in excess of their net recorded amount, we make an adjustment to the valuation allowance which may reduce the provision for income taxes. When we establish or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period that determination to change the valuation allowance is made.

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

Revenue Recognition

Revenue is recognized when pervasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured and title has passed to the customer or product has been delivered absent specific contractual specifications.  Revenue associated with equipment that requires factory installation is not recorded until installation is complete and customer acceptance, if required contractually, has occurred.  At the time revenue is recognized, a provision is recognized for estimated product returns. Service revenues on extended warranty contracts are recognized ratably over the life of the service agreement, or as services are performed if not under contract. Net sales are the actual selling price of products to customers. Any taxes billed to the customer (sales tax, value added tax, etc.) shall be credited to the tax liability accounts and excluded from net sales.

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

Changes in the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

	2014	2013
January 1	$15.6	$16.4
Provision for warranty	28.6	15.6
Actual warranty costs	(26.4)	(16.4)
December 31	$17.8	$15.6

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

Forward Foreign Exchange Contracts

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes, nor do we seek hedge accounting treatment for any of our contracts. As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded as an asset or liability measured at their fair value at each balance sheet date. The resulting gains or losses offset exchange gains or losses, on the related receivables and payables, all of which are recorded in Foreign exchange losses, net in the Consolidated Statements of Income.

Noncontrolling Interests

A noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that is reported as equity in the consolidated financial statements and separate from Bio-Rad’s equity.  In addition, net income attributable to noncontrolling interests is reported separately from net income attributable to Bio-Rad in the consolidated financial statements.  Our consolidated statements presented the full amount of assets, liabilities, income and expenses of all of our consolidated subsidiaries, with a partially offsetting amount shown in noncontrolling interests for the portion of assets and liabilities that were not controlled by us.

In February 2013, we acquired the remaining outstanding shares of Distribuidora de Analitica para Medicina Iberica S.A. (DiaMed Spain) from the remaining noncontrolling shareholder for approximately 0.6 million Euros or $0.9 million in cash. This acquisition was accounted for as an equity transaction, which reduced Bio-Rad's noncontrolling interests and additional paid-in capital by $0.6 million and $0.3 million, respectively, and therefore since that date there are no noncontrolling interests in Bio-Rad.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Basic weighted average shares outstanding	28,876	28,586	28,290
Effect of potentially dilutive stock options
and restricted stock awards	257	320	352
Diluted weighted average common shares	29,133	28,906	28,642
Anti-dilutive stock options and restricted stock awards
excluded from the computation of diluted EPS	122	107	83

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

Correction of Immaterial Errors

Balance Sheet and Statement of Cash Flows

During the third quarter of 2014, we identified errors in the Consolidated Balance Sheet at December 31, 2013, the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 (and for all interim periods therein), and in the Unaudited Condensed Consolidated Balance Sheets and Statements of Cash Flows as of and for the three months ended March 31, 2014 and the three and six months ended June 30, 2014, all related to the recorded amounts of Inventories and Property, plant and equipment, net. During these periods, we inappropriately reduced Inventories by all of the intercompany profit on intercompany transactions related to certain equipment, however, a portion of that profit should have reduced capital additions and been reflected in Property, plant and equipment, net. The equipment is a Bio-Rad product provided to customers under reagent rental agreements, whereby Bio-Rad retains ownership of the equipment and charges the customer for test kits purchased for use with this equipment. Depreciation was calculated correctly, and there is no impact to Net income for any period presented.

The effect of correcting these errors was to increase Total inventories and decrease Property, plant and equipment, net at December 31, 2013 by $15.0 million. As a result of this adjustment, $5.3 million of prepaid income taxes that were included in Prepaid expenses on the Consolidated Balance Sheet as of December 31, 2013 were reclassified from short-term to long-term Other assets. The overall effect of the adjustments to Total inventories and Prepaid expenses increased Total current assets by $9.6 million. These adjustments did not change Total assets.

The associated reclassification entries within the Statements of Cash Flows were to increase Cash paid to suppliers and employees, and decrease Capital expenditures by $6.3 million and $9.5 million for the years ended December 31, 2013 and 2012, respectively. These reclassifications resulted in a decrease in Net cash provided by operating activities and a decrease in Net cash used in investing activities by $6.3 million and $9.5 million for the years ended December 31, 2013 and 2012, respectively. There was no change to the net increase or decrease in Cash and cash equivalents for any period presented.

Management evaluated the materiality of the errors described above from a qualitative and quantitative perspective in accordance with the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality (SAB 99). Based on such evaluation, we have concluded that while these errors were significant to the periods impacted, their correction would not be material to any individual prior period nor did they have an effect on financial results. Accordingly, we are correcting these errors in every affected period in our Consolidated Financial Statements.

Recent Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

2.    ACQUISITIONS

GnuBIO, Inc.

In April 2014, we acquired 100.0% of the issued and outstanding stock of GnuBIO, Inc. (GnuBIO). This acquisition was accounted for as a business combination as GnuBIO represents an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in our Clinical Diagnostics segment's results of operations from the acquisition date. We believe that GnuBIO's innovative DNA workflow is well-suited for the clinical diagnostics sequencing market and will leverage our leadership role in the area of droplet digital PCR.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. During the fourth quarter of 2014, we finalized the determination of fair values of certain acquired tax attributes and adjusted the preliminary carrying values of goodwill and certain other assets and liabilities in order to reflect final information received and the finalization of certain tax returns, resulting in an overall reduction to goodwill of $1.7 million. These measurement period adjustments had no impact on our results of operations for the year ending December 31, 2014.

The final fair values of the net assets acquired from GnuBIO as of the acquisition date were determined to be $46.4 million of indefinite-lived intangible assets (specifically in-process research and development or "IPR&D"), $13.5 million of goodwill and $9.5 million of net tangible liabilities. We do not expect the goodwill recorded to be deductible for income tax purposes.

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

The fair value of the consideration as of the acquisition date was $50.4 million, which includes $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. The contingent consideration was recognized at its estimated fair value of $10.0 million as of December 31, 2014. See Note 3 for further discussion of the contingent consideration valuation and underlying assumptions.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2014 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$4.0	$—	$4.0
Foreign time deposits	16.5	—	—	16.5
Money market funds	2.2	—	—	2.2
Total cash equivalents	18.7	4.0	—	22.7
Available-for-sale investments (b):
Corporate debt securities	—	139.9	—	139.9
Foreign brokered certificates of deposit	—	5.2	—	5.2
U.S. government sponsored agencies	—	47.5	—	47.5
Foreign government obligations	—	4.0	—	4.0
Municipal obligations	—	6.5	—	6.5
Marketable equity securities	334.4	—	—	334.4
Asset-backed securities	—	48.4	—	48.4
Total available-for-sale investments	334.4	251.5	—	585.9
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$353.1	$256.1	$—	$609.2

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.7	$—	$1.7
Contingent consideration (e)	—	—	27.7	27.7
Total financial liabilities carried at fair value	$—	$1.7	$27.7	$29.4

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2013 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$7.0	—	$7.0
Foreign time deposits	11.1	—	—	11.1
U.S. government sponsored agencies	—	1.2	—	1.2
Money market funds	1.2	—	—	1.2
Total cash equivalents	12.3	8.2	—	20.5
Available-for-sale investments (b):
Corporate debt securities	—	132.5	—	132.5
Foreign brokered certificates of deposit	—	8.9	—	8.9
U.S. government sponsored agencies	—	39.1	—	39.1
Foreign government obligations	—	5.6	—	5.6
Municipal obligations	—	11.0	—	11.0
Marketable equity securities	325.2	—	—	325.2
Asset-backed securities	—	48.6	—	48.6
Total available-for-sale investments	325.2	245.7	—	570.9
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$337.5	$254.5	—	$592.0

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.1	—	$1.1
Contingent consideration (e)	—	—	20.8	20.8
Total financial liabilities carried at fair value	$—	$1.1	$20.8	$21.9

(a)	Cash equivalents are included in Cash and cash equivalents in the Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2014	December 31, 2013

Short-term investments	$284.4	$277.4
Other investments	301.5	293.5
Total	$585.9	$570.9

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Consolidated Balance Sheets.

(e)	Contingent consideration liabilities are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2014	December 31, 2013

Other current liabilities	$13.1	$6.1
Other long-term liabilities	14.6	14.7
Total	$27.7	$20.8

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. In the third quarter of 2014, the first sales milestone was reached with cell sorting system purchase orders resulting in a payment of $2.4 million in the fourth quarter of 2014. Effective as of December 31, 2014, we have amended certain key terms impacting the future payment of contingent consideration on the acquisition of the new cell sorting system from Propel Labs, Inc. These include a clarification of the performance period to include an additional four months, and the seller agreeing to support an expansion of our offerings to address the request from customers for customization. The amended sales milestones range from 39% of annual invoices for the 2015 and 2016 annual calendar year performance periods to 40% for the extended September 1, 2013 to December 31, 2014 performance period. The contingent consideration was revalued by a net reduction of $0.7 million in 2014 to Selling, general and administrative expense to its estimated fair value of $17.7 million as of December 31, 2014.

During the second quarter of 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. At the acquisition date, the contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. During the fourth quarter of 2014, the contingent consideration related to the development/regulatory milestones was revalued to a fair value of $10.0 million as of December 31, 2014. The contingent consideration for the sales milestones at the acquisition date and at December 31, 2014 was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at estimated fair value based on original valuations and updated quarterly for the year ended December 31, 2014 (in millions):

2014
January 1	$20.8
Cell sorting system:
Payment of sales milestone	(2.4)
Net decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(0.7)
GnuBIO:
Acquisition of GnuBIO	10.7
Net decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(0.7)
December 31	$27.7

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liabilities as of December 31, 2014. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestone:
		Credit adjusted discount rates	0.62%	1.22%
		Projected volatility of growth rates	10.0%	N/A
		Market price of risk	1.75%	N/A

GnuBIO	Probability-weighted income approach	Development/regulatory milestones:
		Milestones probability	50.0%	75.0%
		Discount rate	0.34%	0.48%

		Sales milestones:
		Milestones probability	—%	N/A
		Discount rate	0.92%	2.04%

To estimate the fair value of Level 2 debt securities as of December 31, 2014 and 2013, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of December 31, 2014 and 2013, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performed daily reasonableness testing of S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$139.7	$0.4	$(0.2)	$139.9
Foreign brokered certificates of deposit	5.2	—	—	5.2
Municipal obligations	6.5	—	—	6.5
Asset-backed securities	48.2	—	(0.2)	48.0
U.S. government sponsored agencies	47.4	0.1	—	47.5
Foreign government obligations	4.0	—	—	4.0
Marketable equity securities	29.0	4.5	(0.2)	33.3
	280.0	5.0	(0.6)	284.4
Long-term investments:
Marketable equity securities	54.5	246.6	—	301.1
Asset-backed securities	0.4	—	—	0.4
	54.9	246.6	—	301.5
Total	$334.9	$251.6	$(0.6)	$585.9

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$132.6	$0.3	$(0.4)	$132.5
Foreign brokered certificates of deposit	8.9	—	—	8.9
Municipal obligations	11.1	—	(0.1)	11.0
Asset-backed securities	48.4	0.1	(0.2)	48.3
U.S. government sponsored agencies	39.1	0.1	(0.1)	39.1
Foreign government obligations	5.6	—	—	5.6
Marketable equity securities	26.6	5.4	—	32.0
	272.3	5.9	(0.8)	277.4
Long-term investments:
Marketable equity securities	54.5	238.7	—	293.2
Asset-backed securities	0.4	—	(0.1)	0.3
	54.9	238.7	(0.1)	293.5
Total	$327.2	$244.6	$(0.9)	$570.9

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	December 31, 2014	December 31, 2013

Fair value of investments in a loss position 12 months or more	$8.4	$2.3
Fair value of investments in a loss position less than 12 months	$90.7	$73.9
Gross unrealized losses for investments in a loss position 12 months or more	$0.2	$0.1
Gross unrealized losses for investments in a loss position less than 12 months	$0.4	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2014 or at December 31, 2013.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2014 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Consolidated Statements of Income.

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2014
Contracts maturing in January through March 2015 to sell foreign currency:
Notional value	$81.1
Unrealized loss	$1.0
Contracts maturing in January through March 2015 to purchase foreign currency:
Notional value	$285.8
Unrealized loss	$0.2

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2014 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value

Mature in less than one year	$110.7	$110.7
Mature in one to five years	99.9	99.9
Mature in more than five years	40.8	40.9
Total	$251.4	$251.5

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	December 31, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$82.6	$401.1	2	$77.5	$382.9	2
Total long-term debt, excluding leases and current maturities	$423.5	$454.9	2	$423.2	$433.0	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of December 31, 2014.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius. We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2014			2013
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$209.0	$337.0	$546.0	$193.6	$330.0	$523.6
Accumulated impairment losses and write-offs	(27.2)	(1.0)	(28.2)	(27.2)	(1.0)	(28.2)
Goodwill, net	181.8	336.0	517.8	166.4	329.0	495.4
Acquisitions	—	13.5	13.5	14.9	—	14.9
Currency fluctuations	(1.3)	(29.6)	(30.9)	0.5	7.0	7.5
Balances as of December 31:
Goodwill	207.7	320.9	528.6	209.0	337.0	546.0
Accumulated impairment losses and write-offs	(27.2)	(1.0)	(28.2)	(27.2)	(1.0)	(28.2)
Goodwill, net	$180.5	$319.9	$500.4	$181.8	$336.0	$517.8

In conjunction with the acquisition of 100% of the outstanding stock of GnuBIO, Inc. in our Clinical Diagnostics segment in April 2014, we recorded $13.5 million of goodwill and $46.4 million of in-process research and development, an indefinite-lived intangible asset.

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

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	December 31, 2014
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	3-10	$89.4	$(43.0)	$46.4
Know how	1-11	184.7	(102.5)	82.2
Developed product technology	5-12	103.9	(42.8)	61.1
Licenses	1-11	39.4	(26.5)	12.9
Tradenames	1-10	3.6	(2.1)	1.5
Covenants not to compete	3-8	4.9	(1.2)	3.7
Total definite-lived intangible assets		425.9	(218.1)	207.8
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$472.3	$(218.1)	$254.2

	December 31, 2013
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-11	$99.8	$(41.1)	$58.7
Know how	2-12	194.6	(89.3)	105.3
Developed product technology	1-13	109.5	(36.2)	73.3
Licenses	1-12	44.9	(22.4)	22.5
Tradenames	1-9	4.3	(2.1)	2.2
Covenants not to compete	5-9	4.9	(0.7)	4.2
Other	—	0.6	(0.6)	—
		$458.6	$(192.4)	$266.2

No material impairment losses related to purchased intangible assets were recorded in 2013. In 2014, we impaired licenses of a discontinued product line in the amount of $6.4 million. The impairment charge included $5.8 million in Cost of goods sold and $0.6 million in Research and development expense in the accompanying Consolidated Statements of Income.

Amortization expense related to purchased intangible assets for the years ended December 31, 2014, 2013 and 2012 was $47.8 million, $45.0 million and $42.8 million, respectively.  Estimated future amortization expense (based on existing purchased intangible assets, not including IPR&D) for the years ending December 31, 2015, 2016, 2017, 2018, 2019 and thereafter is $38.4 million, $35.5 million, $26.9 million, $23.5 million, $20.5 million, and $74.4 million, respectively.

5.NOTES PAYABLE AND LONG-TERM DEBT

Notes payable includes amounts borrowed against credit lines maintained locally by our international subsidiaries, under which the borrowing capacity was approximately $40.9 million, of which $38.3 million was available for borrowing at December 31, 2014.  At December 31, 2013, borrowing capacity aggregated approximately $20.1 million, of which $15.8 million was available for borrowing.  The weighted average interest rate on these lines was 1.4% and 3.0% at December 31, 2014 and 2013, respectively.  Bio-Rad guaranteed 23 of these credit lines at December 31, 2014 and eight at December 31, 2013.

The principal components of long-term debt are as follows (in millions):

	December 31, 2014	December 31, 2013

4.875% Senior Notes due 2020, net of discount	423.5	423.2
Capital leases and other debt	12.5	12.6
	436.0	435.8
Less current maturities	(0.3)	(0.2)
Long-term debt	$435.7	$435.6

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

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. We were in compliance with these covenants as of December 31, 2014. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement, replacing the Amended and Restated Credit Agreement of June 2010, which expired on June 21, 2014. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2014 or 2013, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.5% at December 31, 2014.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of December 31, 2014.

Maturities of long-term debt at December 31, 2014 are as follows: 2015 - $0.3 million; 2016 - $0.3 million; 2017 - $0.3 million; 2018 - $0.3 million; 2019 - $0.2 million; thereafter - $436.2 million.

6. INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
U.S.	$30.6	$5.7	$110.6
International	101.0	106.7	119.3
Income before taxes	$131.6	$112.4	$229.9

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Current tax expense (benefit):
U.S. Federal	$9.6	$(5.0)	$34.4
State	3.8	0.6	4.1
International	35.6	38.3	37.3
Current tax expense	49.0	33.9	75.8
Deferred tax (benefit) expense:
U.S. Federal	1.5	4.8	(3.1)
State	(0.2)	(0.1)	(0.9)
International	(7.3)	(9.4)	(6.3)
Deferred tax benefit	(6.0)	(4.7)	(10.3)
Non-current tax expense (benefit)	(0.3)	5.4	(1.1)
Provision for income taxes	$42.7	$34.6	$64.4

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. statutory tax rate	35%	35%	35%
Impact of foreign operations	(4)	(6)	(3)
Research tax credits	(3)	(6)	—
Nontaxable subsidies	(2)	(2)	(1)
Tax settlements and changes to unrecognized tax benefits	(1)	5	—
Fines and penalties	3	1	—
Contingent consideration	—	(1)	(2)
Other	4	5	(1)
Provision for income taxes	32%	31%	28%

The effective tax rates for 2014 and 2013 are approximately the same. The effective tax rate for 2014 includes a lower tax benefit of research tax credits because the effective tax rate for 2013 included a significant tax benefit related to the 2012 U.S. federal research credit, which was retroactively reinstated on January 2, 2013. The additional tax benefit of research credits in 2013 was offset by an increase in tax liabilities for unrecognized tax benefits and audit settlements in our foreign jurisdictions.

The effective tax rates for all three periods were lower than the U.S. statutory rate primarily due to tax benefits from differences between U.S. and foreign statutory tax rates, and research and development tax credits. Our foreign income is earned primarily in Switzerland and France. Jurisdictions in which we operate that have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35% include Switzerland, Russia, the U.K. and Singapore.

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

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2014	2013
Deferred tax assets:
Bad debt, inventory and warranty accruals	$25.3	$27.5
Legal reserves	2.0	12.0
Other post-employment benefits, vacation and other reserves	23.6	22.2
Tax credit and net operating loss carryforwards	60.5	62.3
Other	28.4	19.0
Total gross deferred tax assets	139.8	143.0
Valuation allowance	(58.6)	(64.0)
Total deferred tax assets	81.2	79.0
Deferred tax liabilities:
Property and equipment	12.9	17.2
Investments and intangible assets	158.2	147.0
Total deferred tax liabilities	171.1	164.2
Net deferred tax liabilities	$(89.9)	$(85.2)

At December 31, 2014, Bio-Rad’s international subsidiaries had combined net operating loss carryforwards of $106.8 million.  Of these loss carryforwards, $105.6 million have no expiration date.  We believe that it is more likely than not that the benefit from most of these net operating loss carryforwards will not be realized. We have provided a valuation allowance of $23.6 million relating to these net operating loss carryforwards.

At December 31, 2014, Bio-Rad had U.S. Federal net operating loss carryforwards of approximately $10 million as a result of acquisitions. These carryforwards are subject to limitation on their utilization and will expire between 2018 and 2034. At December 31, 2014, Bio-Rad had U.S. Federal research tax credit carryforwards of $5.3 million, $1.9 million of which are subject to limitations on their utilization.

At December 31, 2014, Bio-Rad had approximately $53 million of California net operating loss carryforwards related to the acquisition of QuantaLife. We believe that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized and have recorded a full valuation allowance against these losses. At December 31, 2014, Bio-Rad had a deferred tax asset of $20.2 million relating to California research tax credit carryforwards, including $2.0 million from the acquisition of QuantaLife, which may be carried forward indefinitely.  Based on our judgment and consistent with prior years, we have recorded a full valuation allowance against the deferred tax asset.

We believe that it is more likely than not that certain of these deferred tax assets described above will not be realized in the foreseeable future. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2014 will be recognized as a reduction of income tax expense.

The tax years subject to examination by tax authorities in major jurisdictions that Bio-Rad operates in include the years 2009 and forward for the U.S., and the years 2008 and forward for certain foreign jurisdictions, including France, Switzerland and Germany.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2014	2013	2012
Unrecognized tax benefits – January 1	$16.2	$12.6	$11.3
Additions to tax positions related to prior years	1.7	4.7	1.3
Reductions to tax positions related to prior years	(1.5)	(0.8)	(0.8)
Additions to tax positions related to the current year	1.6	2.0	1.6
Settlements	(0.4)	(0.3)	—
Lapse of statute of limitations	(2.6)	(1.7)	(3.0)
Acquisitions	—	—	2.2
Currency translation	(0.8)	(0.3)	—
Unrecognized tax benefits – December 31	$14.2	$16.2	$12.6

Substantially all our unrecognized tax benefits at December 31, 2014, 2013 and 2012 would affect the effective tax rate if recognized.

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, Bio-Rad has accrued interest of $3.8 million, $3.4 million and $1.9 million as of December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, we believe that it is reasonably possible that $6.8 million of our unrecognized tax benefits may be recognized by the end of 2015 as a result of statute lapses.  These benefits are related to uncertainty regarding sustainability of certain deductions and credits for tax years that remain subject to examination by the relevant tax authorities.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in their operations. As of December 31, 2014, Bio-Rad had not made a provision for U.S. or additional foreign withholding taxes on approximately $512 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances.  If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would be approximately $106 million.

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

Changes to Bio-Rad's issued common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at January 1, 2012	23,020	5,165
B to A conversions	59	(59)
Issuance of common stock	253	44
Balance at December 31, 2012	23,333	5,150
B to A conversions	80	(80)
Issuance of common stock	269	27
Balance at December 31, 2013	23,681	5,097
B to A conversions	5	(5)
Issuance of common stock	286	7
Balance at December 31, 2014	23,972	5,099

Treasury Shares

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased in the open market as of December 31, 2014. The Amended and Restated Credit Agreement (Credit Agreement) limits our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy the minimum statutory tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013, and therefore we do not anticipate any repurchasing of shares for this purpose. We had no other repurchases of our stock during 2014 or 2013.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Bio-Rad Accumulated other comprehensive income	Non-controlling interests	Total Accumulated other comprehensive income
Balances as of January 1, 2013	$172.9	$(8.1)	$109.7	$274.5	$(0.2)	$274.3
Other comprehensive income (loss), before reclassifications	16.7	(0.7)	78.3	94.3	—	94.3
Amounts reclassified from Accumulated other comprehensive income	(0.2)	0.7	0.3	0.8	0.2	1.0
Income Tax Effects	—	—	(28.9)	(28.9)	—	(28.9)
Other comprehensive income, net of income taxes	16.5	—	49.7	66.2	0.2	66.4
Balances as of December 31, 2013	$189.4	$(8.1)	$159.4	$340.7	$—	$340.7
Other comprehensive (loss) income, before reclassifications	(117.0)	(11.4)	7.3	(121.1)	—	(121.1)
Amounts reclassified from Accumulated other comprehensive income	(1.2)	0.7	—	(0.5)	—	(0.5)
Income Tax Effects	—	2.5	(2.7)	(0.2)	—	(0.2)
Other comprehensive (loss) income, net of income taxes	(118.2)	(8.2)	4.6	(121.8)	—	(121.8)
Balances as of December 31, 2014	$71.2	$(16.3)	$164.0	$218.9	$—	$218.9

The amounts reclassified out of Accumulated other comprehensive income into the Consolidated Statements of Income, with presentation location, were as follows:

Income before taxes impact (in millions):
	December 31,
Components of Comprehensive income	2014	2013	Location
Liquidation of entity	$1.2	$0.2	Cost of goods sold
Amortization of foreign other post-employment benefit items	$(0.7)	$(0.7)	Selling, general and administrative expense
Net holding losses on available for sale investments	$—	$(0.3)	Other (income) expense, net

Reclassification adjustments are calculated using the specific identification method.

9. SHARE-BASED COMPENSATION/STOCK OPTION AND PURCHASE PLANS

Description of Share-Based Compensation Plans

Stock Option and Award Plans
We have three stock option plans for officers and certain other employees: the 1994 Stock Option Plan (1994 Plan); the 2003 Stock Option Plan (2003 Plan); and the 2007 Incentive Award Plan (2007 Plan).  The 1994 Plan and 2003 Plan authorized the grant of incentive stock options and non-qualified stock options to employees. The 2007 Plan authorizes the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and other types of equity awards to employees.  We no longer grant stock option grants under the 1994 Plan or 2003 Plan. Since 2007, all share-based compensation grants have been from the 2007 Plan. A total of 2,250,360 shares have been reserved for issuance of equity awards under the 2007 Plan and may be of either Class A or Class B common stock as specified within the plan.  At December 31, 2014, there were 957,053 shares available to be granted in the future.

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

For 2014, 2013 and 2012, we recognized share-based compensation expense of $14.9 million, $13.7 million and $13.2 million, respectively.  We did not capitalize any share-based compensation expense in inventory.

For options and awards, we amortize the fair value on a straight-line basis.  All stock compensation awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock Options
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2012	888,750	$63.50
Granted	55,250	$107.32
Exercised	(181,707)	$44.66
Forfeited/expired	(15,000)	$87.78
Outstanding, December 31, 2012	747,293	$70.83
Granted	55,050	$117.67
Exercised	(159,450)	$54.16
Forfeited/expired	(13,250)	$91.32
Outstanding, December 31, 2013	629,643	$78.72
Granted	54,000	$119.71
Exercised	(91,387)	$63.66
Forfeited/expired	(10,450)	$100.29
Outstanding, December 31, 2014	581,806	$84.50	4.40	$21.0
Vested and expected to vest,
December 31, 2014	565,246	$83.61	4.28	$20.9
Exercisable, December 31, 2014	428,726	$74.62	2.96	$19.7

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value on the date of exercise of stock options exercised during 2014, 2013 and 2012 was approximately $5 million, $11 million and $11 million, respectively. The total grant date fair value of options vested during 2014, 2013 and 2012 was $2.1 million, $2.2 million and $2.3 million, respectively.

Cash received from stock options exercised during 2014, 2013 and 2012 was $5.8 million, $4.1 million and $3.4 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $5.3 million, $6.6 million and $6.5 million in 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was $6.2 million of total unrecognized compensation cost from stock options. This amount is expected to be recognized in the future over a weighted-average period of approximately 3 years.

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	25%	28%	30%
Risk-free interest rate	2.35%	2.65%	1.53%
Expected life (in years)	8.7	8.9	9.0
Expected dividend	—	—	—
Weighted-average fair value of options granted	$43.96	$47.25	$41.82

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

Restricted Stock and Restricted Stock Units
Under the 2007 Plan, restricted stock was last granted in 2008. Restricted stock units, which are rights to receive shares of company stock, were granted from 2007 through 2014 under the 2007 Plan.  The fair value of each restricted stock share and restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock and restricted stock unit activity:

	Restricted Stock & Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2012	338,991	$87.81
Granted	138,840	$107.32
Vested	(100,590)	$84.64
Forfeited	(15,783)	$88.81
Outstanding, December 31, 2012	361,458	$96.15
Granted	144,445	$117.09
Vested	(104,883)	$91.76
Forfeited	(25,590)	$95.97
Outstanding, December 31, 2013	375,430	$105.44
Granted	145,695	$119.56
Vested	(107,557)	$98.52
Forfeited	(36,203)	$108.17
Outstanding, December 31, 2014	377,365	$112.60	3.54	$45.5

The total grant date fair value of restricted stock and restricted stock units in 2014, 2013 and 2012 was $10.6 million, $9.6 million and $8.5 million, respectively. As of December 31, 2014, there was approximately $33.9 million of total unrecognized compensation cost related to restricted stock units.  This amount is expected to be recognized over a remaining weighted-average period of approximately 4 years.

Employee Stock Purchase Plans
The fair value of the employees’ purchase rights under the 2011 ESPP and the 1988 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	15%	19%	27%
Risk-free interest rate	0.04%	0.05%	0.07%
Expected life (in years)	0.25	0.25	0.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$21.88	$21.76	$20.70

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

We sold 102,222 shares for $10.2 million, 103,669 shares for $10.0 million and 107,749 shares for $9.2 million under the 2011 ESPP to employees in 2014, 2013 and 2012, respectively.  At December 31, 2014, 286,360 shares remain authorized and available for issuance under the 2011 ESPP.

We currently issue new shares to satisfy stock option exercises, restricted stock issuances and ESPP stock purchases.

10. OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2014	2013	2012

Interest and investment income	$(13.5)	$(13.4)	$(11.4)
Net realized losses (gains) on investments	—	0.3	(8.7)
Other-than-temporary impairment losses on investments	0.4	0.3	1.0
Losses (gains) on disposal of property, plant and equipment	0.4	0.5	(3.8)
Miscellaneous other (income) expense items, net	(0.3)	(0.5)	1.0
Other (income) expense, net	$(13.0)	$(12.8)	$(21.9)

Other-than-temporary impairment losses on investments were recorded in 2014, 2013 and 2012 on certain of our available-for-sale investments and a certain equity investment in light of the continuing declines in their market prices at that time, primarily associated with our investment in a sovereign nation with large deficits and our decision to sell holdings in a particular adviser account.

In December 2012, we sold a building for $6.4 million in our Clinical Diagnostics segment that was associated with a 1999 acquisition. We recognized a gain on the sale of $4.3 million and a portion of goodwill recorded in a 1999 acquisition was written off of $1.0 million.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income including noncontrolling interests to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2014	2013		2012
Net income including noncontrolling interests	$88.8	$77.8		$165.5
Adjustments to reconcile net income including
noncontrolling interests to net cash provided by operating activities (net of effects of acquisitions):
Depreciation and amortization	149.9	147.2		130.4
Share-based compensation	14.9	13.7		13.2
Losses (gains) on dispositions of securities	0.3	0.6		(7.6)
Losses (gains) on dispositions of fixed assets	0.4	0.5		(4.8)
Excess tax benefits from share-based compensation	(1.3)	(2.7)		(2.9)
Changes in fair value of contingent consideration	(1.4)	(5.8)		(16.1)
Decrease (increase) in accounts receivable, net	11.1	(24.2)		4.4
Decrease (increase) in inventories, net	5.8	(39.7)	(1)	(13.9)	(1)
Increase in other current assets	(5.7)	(4.2)		(5.6)
(Decrease) increase in accounts payable
and other current liabilities	(9.9)	33.2		19.0
Increase (decrease) in income taxes payable	20.4	(38.0)		(18.0)
Decrease in deferred income taxes	(6.3)	(4.0)		(10.3)
Write-off of goodwill	—	—		1.0
Net increase/decrease in other long-term liabilities/assets	6.3	14.7		12.2
Net cash provided by operating activities	$273.3	$169.1	(1)	$266.5	(1)

Non-cash investing activities:
Purchased intangible assets	$0.2	$12.0		$0.5
Purchased marketable securities and investments	$—	$0.4		$1.6
(1) Amounts revised, see Note 1 "Correction of Immaterial Errors"

12. COMMITMENTS AND CONTINGENT LIABILITIES

Rents and Leases

Net rental expense under operating leases was $46.9 million, $45.5 million and $41.4 million in 2014, 2013 and 2012, respectively.  Leases are principally for facilities and automobiles.

Annual future minimum lease payments at December 31, 2014 under operating leases are as follows: 2015 - $39.3 million; 2016 - $33.6 million; 2017 - $25.7 million; 2018 - $18.5 million; and 2019 and beyond - $36.7 million.

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of the Board of Directors.  Bio-Rad has no liability other than for the current year’s contribution.  Contribution expense was $13.7 million, $13.5 million and $12.1 million in 2014, 2013 and 2012, respectively.

Other Post-Employment Benefits

In several foreign locations we are statutorily required to provide a lump sum severance or termination indemnity to our employees.  Under these plans, the vested benefit obligation at December 31, 2014 and 2013 was $46.1 million and $46.3 million, respectively, and has been included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets.  These plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets to settle these obligations.

Purchase Obligations

As of December 31, 2014, we had obligations that have been recognized on our balance sheet of $110.5 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty.

The annual future fixed and determinable portion of our purchase obligations that have been recognized on our balance sheet as of December 31, 2014 are as follows: 2015 - $18.4 million, 2016 - $11.7 million, 2017 - $10.7 million, 2018 - $3.4 million, 2019 - $2.4 million and after 2019 - $63.9 million.

As of December 31, 2014, we had purchase obligations that have not been recognized on our balance sheet of $36.3 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2014 are as follows: 2015 - $17.6 million, 2016 - $4.3 million, 2017 - $2.6 million, 2018 - $3.4 million, 2019 - $5.3 million and after 2019 - $3.1 million.

Letters of Credit

In the ordinary course of business, we are at times required to post letters of credit.  The letters of credit are issued by our banks to guarantee our obligations to various parties including insurance companies. We were contingently liable for $7.6 million of standby letters of credit with banks as of December 31, 2014.

Contingent Consideration

During the second quarter of 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. At the acquisition date, the contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones.

The contingent consideration for the development/regulatory milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. During the fourth quarter of 2014, the contingent consideration related to the development/regulatory milestones was revalued to a fair value of $10.0 million as of December 31, 2014. The contingent consideration for the sales milestones at the acquisition date and at December 31, 2014 was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework.

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. In the third quarter of 2014, the first sales milestone was reached with cell sorting system purchase orders resulting in a payment of $2.4 million in the fourth quarter of 2014. Effective as of December 31, 2014, we have amended certain key terms impacting the future payment of contingent consideration on the acquisition of the new cell sorting system from Propel Labs, Inc. These include a clarification of the annual performance period to include an additional 4 months, the replacement of bookings with invoicing as the event to determine the sales milestone, and the seller agreeing to support expanding our offerings to address the request from the customer for customizing our S3 unit. The intention of the parties is, among other things, to increase total market penetration, to evaluate new product configurations, and provide expanded customer support. The amended sales milestones range from 39% of annual invoices for the 2015 and 2016 annual calendar year performance periods to 40% for the extended September 1, 2013 to December 31, 2014 performance period. The contingent consideration was revalued by a net reduction of $0.7 million in 2014 to Selling, general and administrative expense to its estimated fair value of $17.7 million as of December 31, 2014.

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

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2014, approximately eight percent of Bio-Rad's approximately 3,100 U.S. employees were covered by a collective bargaining agreement, which will expire on November 8, 2016.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

13.    LEGAL PROCEEDINGS

As previously disclosed, in May 2010 we voluntarily disclosed to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) certain likely or potential violations of the U.S. Foreign Corrupt Practices Act (FCPA). The Audit Committee of our Board of Directors (Audit Committee) assumed direct responsibility for reviewing these matters and hired experienced independent counsel to conduct an investigation and provide legal advice.   The SEC and DOJ each commenced its own investigation.  During and following the completion of the Audit Committee’s investigation, we provided information to the DOJ and SEC and cooperated with their investigations.
Effective November 3, 2014, we entered into a non-prosecution agreement (NPA) with the DOJ and consented to the entry of an Order by the SEC (SEC Order), which actions resolve both the DOJ and the SEC investigations.

The NPA concerns violations of the FCPA’s books and records and internal control provisions related to Russia during 2005-2010. Pursuant to the NPA, during the fourth quarter of 2014 we paid a penalty of $14.4 million and agreed to certain compliance, reporting and cooperation obligations, and the DOJ agreed that it will not criminally prosecute us for any crimes related to conduct disclosed to the DOJ, provided that we perform our obligations under the NPA for two years.
The SEC Order concerns violations of the FCPA’s books and records, internal controls, and anti-bribery provisions related to Russia, and violations of the FCPA’s books and records and internal controls provisions related to Vietnam and certain of our Thailand operations during 2005-2010. Pursuant to the SEC Order, during the fourth quarter of 2014 we paid a total of $40.7 million that included $35.1 million in disgorgement and $5.6 million in interest, and agreed to make certain reports to the SEC on our anti-corruption compliance and remediation efforts over the next two years, and to cease and desist any violations of the FCPA. Of the total amount paid for the NPA and the SEC Order of $55.1 million in the fourth quarter of 2014, we had accrued $35.0 million as of December 31, 2013, with the remaining $20.1 million recorded during 2014.
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
On April 13, 2011, a shareholder derivative lawsuit was filed against each of our directors in the Superior Court for Contra Costa County, California.  The case, which also named the Company as a nominal defendant, was captioned City of Riviera Beach General Employees’ Retirement System v. David Schwartz, et al. In the complaint, the plaintiff alleged that our directors breached their fiduciary duties by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA.  Purportedly seeking relief on our behalf, the plaintiff sought an award of unspecified compensatory and punitive damages, costs and expenses (including attorneys’ fees), and a declaration that our directors breached their fiduciary duties. The parties agreed to a stipulated dismissal of this case, without prejudice, and to a tolling of the statute of limitations pending the resolution of the DOJ and SEC investigations, which occurred in November 2014, as disclosed above.

On January 23, 2015, the City of Riviera Beach General Employees’ Retirement System filed a new shareholder derivative lawsuit in the Superior Court of Contra Costa County against three of our current directors and one former director. The Company is also named as a nominal defendant. In the complaint, the plaintiff alleges that the Company’s directors breached their fiduciary duty of loyalty by failing to ensure that the Company had sufficient internal controls and systems for compliance with the FCPA; that the Company failed to provide adequate training on the FCPA; and that based on these actions, the directors have been unjustly enriched. Purportedly seeking relief on the Company’s behalf, the plaintiff seeks an award of restitution and unspecified damages, costs and expenses (including attorneys’ fees). We and the individual defendants intend to file a demurrer requesting dismissal of the complaint.

On January 30, 2015, we received a demand pursuant to Section 220 of the Delaware General Corporation Law from the law firm of Scott + Scott LLP on behalf of International Brotherhood of Electrical Workers Local 38 Pension Fund to inspect certain books and records of the Company. The alleged purpose of the demand is to investigate the Company’s violation of the FCPA and lack of internal controls.

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

Information regarding industry segments at December 31, 2014, 2013, and 2012 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics		Other Operations
Segment net sales	2014	$728.3	$1,432.3		$14.4
	2013	710.0	1,408.0		14.7
	2012	688.4	1,365.5		15.3

Allocated interest expense	2014	$5.5	$15.9		$0.1
	2013	10.4	30.1		0.1
	2012	13.4	37.8		0.2

Depreciation and amortization	2014	$33.2	$95.8		$—
	2013	32.6	91.5		0.1
	2012	26.3	92.9		0.1

Segment (loss) profit	2014	$(14.7)	$167.1		$1.2
	2013	(13.7)	176.2		1.1
	2012	13.2	202.6		1.6

Segment assets	2014	$361.5	$884.9		$4.8
	2013	389.1	980.9		5.1

Capital expenditures	2014	$14.1	$60.1		$—
	2013	19.8	66.5	(1)	0.2

(1) Amount revised, see Note 1 "Correction of Immaterial Errors"

Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker. In 2014 and 2013, this included the accrual of $20.1 million and $35.0 million, respectively, in connection with our resolutions of the SEC and DOJ investigations relating to the FCPA (see Note 13). In 2013, this also included the $15.6 million expense for the redemption of our 8.0% Senior Subordinated Notes (see Note 5). The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2014	2013	2012
Total segment profit	$153.6	$163.6	$217.4
Foreign exchange losses	(9.3)	(8.6)	(5.0)
Net corporate operating, interest and other expense, net not allocated to segments	(25.7)	(55.4)	(4.4)
Other income (expense), net	13.0	12.8	21.9
Consolidated income before taxes	$131.6	$112.4	$229.9

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2014	2013
Total segment assets	$1,251.2	$1,375.1
Cash and other current assets	888.1	829.8	(1)
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	26.7	(14.9)
Goodwill, net	500.4	517.8
Other long-term assets	674.9	681.0	(1)
Total assets	$3,341.3	$3,388.8

(1) Amounts revised, see Note 1 "Correction of Immaterial Errors"

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2014	2013	2012
Europe	$901.7	$886.1	$837.0
Pacific Rim	417.5	413.3	425.7
United States	704.9	677.7	656.7
Other (primarily Canada and Latin America)	150.9	155.6	149.8
Total net sales	$2,175.0	$2,132.7	$2,069.2

The following presents Property, plant and equipment, net, Other investments and other assets, excluding deferred income taxes, by geographic region based upon the location of the asset (in millions):

	December 31,
	2014	2013	(1)
Europe	$194.5	$210.5
Pacific Rim	19.0	22.4
United States	623.8	584.4
Other (primarily Canada and Latin America)	12.1	12.0
Total Property, plant and equipment, net, Other investments and other assets, excluding deferred income taxes	$849.4	$829.3

(1) Amounts revised, see Note 1 "Correction of Immaterial Errors"

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2014 and 2013 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$509.3	$536.8	$530.6	$598.2
Gross profit	275.3	297.2	288.6	317.4
Net income attributable to Bio-Rad	6.7	31.6	11.5	39.0
Basic earnings per share	$0.23	$1.10	$0.40	$1.35
Diluted earnings per share	$0.23	$1.09	$0.39	$1.34

2013
Net sales	$499.7	$525.3	$505.1	$602.6
Gross profit	271.4	300.1	284.2	322.7
Net income (loss) attributable to Bio-Rad	20.2	34.6	(7.1)	30.1
Basic earnings (loss) per share	$0.71	$1.21	$(0.25)	$1.05
Diluted earnings (loss) per share	$0.70	$1.20	$(0.25)	$1.04

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

In connection with our preparation of our financial statements for 2013 and our assessment of the effectiveness of our internal controls over financial reporting, we determined that we had a material weakness at December 31, 2013 in the design of monitoring controls over operations at certain of our locations both within the United States and overseas, as well as a lack of documentation required to operate these controls appropriately. At December 31, 2014, management believes it has sufficient evidence to conclude that the changes listed below, which were initiated throughout the year and which were designed to remediate the material weakness, were completely implemented during the three-month period ended December 31, 2014. Changes designed to remediate the material weakness that were implemented during 2014 include the following:

•
Enhanced management review controls used to monitor our financial information worldwide, including increased levels of precision and improved documentation of existing review controls, the implementation of additional review controls, and the addition of incremental resources and training to effectively perform management review controls,

•	Formalized a multilateral communication process to timely distribute information about our business activities that may have relevance to our financial statements, and

•
Filled critical vacancies, created additional positions with direction and oversight responsibilities, and upgraded the overall talent of our organization and employees involved in the performance of internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2015 annual meeting of stockholders (the “2015 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2015 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”  In addition, the information from a portion of the 2015 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2015 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2014
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	959,171	$84.50	1,243,413 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	959,171	$84.50	1,243,413

(1)	Consists of the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(2)	Consists of 957,053 shares available under the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and 286,360 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(3)	Excludes Restricted Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2015 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2015 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1	Index to Financial Statements – See Item 8 of Part II of this report “Financial Statements and
Supplementary Data" on page 38 for a list of financial statements.

2	Schedule II Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or the notes thereto.

3	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 87 through 89 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013, and 2012
(in thousands)

Allowance for doubtful accounts receivable

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
2014	$32,471	$7,164	$(11,662)	$27,973
2013	$29,202	$9,181	$(5,912)	$32,471
2012	$33,259	$7,597	$(11,654)	$29,202

Valuation allowance for current and long-term deferred tax assets

	Balance at Beginning of Year	Additions Charged (Credited) to Income Tax Expense	Deductions	Other (A)	Balance at End of Year
2014	$64,011	$(5,396)	$—	$—	$58,615
2013	$52,856	$11,155	$—	$—	$64,011
2012	$48,926	$3,700	$—	$230	$52,856

(A)  Due to acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Christine A. Tsingos
Christine A. Tsingos
Executive Vice President, Chief Financial Officer

Date:	March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Chairman of the Board, President
/s/ Norman Schwartz	and Chief Executive Officer	March 2, 2015
(Norman Schwartz)

Principal Financial Officer:
/s/ Christine A. Tsingos	Executive Vice President,
(Christine A. Tsingos)	Chief Financial Officer	March 2, 2015

Principal Accounting Officer:
/s/ James R. Stark	Vice President, Corporate Controller	March 2, 2015
(James R. Stark)

Other Directors:
/s/ Louis Drapeau	Director	March 2, 2015
(Louis Drapeau)

/s/ Robert M. Malchione	Director	March 2, 2015
(Robert M. Malchione)

/s/ Joel McComb	Director	March 2, 2015
(Joel McComb)

/s/ Deborah J. Neff	Director	March 2, 2015
(Deborah J. Neff)

/s/ Alice N. Schwartz	Director	March 2, 2015
(Alice N. Schwartz)

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

3.1	Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.2	Amended and Restated Bylaws of Bio-Rad Laboratories, Inc. (2)

4.1	Indenture dated as of December 9, 2010 for 4.875% Senior Notes due 2020 among Bio-Rad Laboratories, Inc., as Issuer, and Wilmington Trust FSB, as Trustee. (3)

10.1	Credit Agreement, dated as of June 20, 2014, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, Union Bank of California, N.A. and Wells Fargo
Bank, N.A. as co-syndication agents, and Bank of America, N.A. and HSBC Bank USA, National Association, as
co-documentation agents. (4)

10.2	1994 Stock Option Plan. (5)

10.2.1	Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 28, 1998. (6)

10.2.2	Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated December 6, 1999. (6)

10.2.3	Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated September 19, 2000. (6)

10.2.4	Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 25, 2001. (6)

10.2.5	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated February 18, 2009. (7)

10.2.6	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated December 12, 2011. (8)

10.3	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (9)

10.4	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (10)

10.5	2003 Stock Option Plan. (11)

10.5.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (12)

10.5.2	Second Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., dated March 1, 2012. (13)

Exhibit No.

10.6	2007 Incentive Award Plan. (14)

10.6.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007
Incentive Award Plan. (15)

10.6.2	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. (16)

10.7	Form of Indemnification Agreement. (17)

10.8	Settlement Agreement and General Release. (18)

10.9	Non-Prosecution Agreement effective November 3, 2014 between the U.S. Department of Justice and Bio-Rad
Laboratories, Inc.

10.10	Securities and Exchange Commission Order effective November 3, 2014.

21.1	Listing of Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's
Annual Report on Form 10-K for the year ended December 31, 2014, is filed in XBRL (Extensible
Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income,
(iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows,
(v) the Consolidated Statements of Changes in Stockholders' Equity, (vi) the Notes to Consolidated Financial
Statements and (vii) Schedule II - Valuation and Qualifying Accounts.

(1)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2010.

(2)	Incorporated by reference to the Exhibit to Bio-Rad’s Form 8-K filing, dated March 31, 2014.

(3)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 8-K filing, dated December 9, 2010.

(4)	Incorporated by reference to the Exhibits to Bio-Rad’s 8-K filing, dated June 26, 2014.

(5)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated April 29, 1994.

(6)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2003, dated March 15, 2004.

(7)	Incorporated by reference to Exhibit 10.4.5 to Bio-Rad’s June 30, 2009 Form 10-Q filing, dated August 5, 2009.

(8)	Incorporated by reference to Exhibit 10.4.6 to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2011, dated February 29, 2012.

(9)	Incorporated by reference to Exhibit 10.9 to Bio-Rad's June 30, 2011 Form 10-Q filing, dated August 4, 2011.

(10)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997 Form 10-Q filing, dated
November 13, 1997.

(11)	Incorporated by reference to Exhibit 10.7 to Bio-Rad’s March 31, 2003 Form 10-Q filing, dated
May 13, 2003.

(12)	Incorporated by reference to Exhibit 10.7.1 to Bio-Rad’s March 31, 2007 Form 10-Q filing, dated May 4, 2007.

(13)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s June 30, 2012 Form 10-Q filing, dated August 9, 2012.

(14)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated July 30, 2007.

(15)	Incorporated by reference to Exhibit 10.8.1 to Bio-Rad’s September 30, 2009 Form 10-Q filing, dated November 4, 2009.

(16)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s March 31, 2014 Form 10-Q filing, dated May 8, 2014.

(17)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filing, dated June 28, 2011.

(18)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 7, 2014.