Form 10-Q
period 2015-03-31
BIO RAD LABORATORIES INC
filed 2015-05-06
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at April 29, 2015
Class A Common Stock, Par Value $0.0001 per share	24,017,399
Class B Common Stock, Par Value $0.0001 per share	5,116,828

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2015

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this report include forward-looking statements, such as statements with respect to our future financial performance, operating results, plans and objectives that involve risk and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including, but not limited to, those identified under “Part II, Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS:	(Unaudited)
Cash and cash equivalents	$425,728	$413,251
Short-term investments	284,958	284,384
Accounts receivable, net	342,223	377,640
Inventories:
Raw materials	108,616	106,028
Work in process	126,436	131,783
Finished goods	243,323	233,186
Total inventories	478,375	470,997
Other current assets	170,560	170,095
Total current assets	1,701,844	1,716,367
Property, plant and equipment, at cost	1,076,843	1,089,098
Less: accumulated depreciation and amortization	(648,543)	(660,262)
Property, plant and equipment, net	428,300	428,836
Goodwill, net	503,422	500,441
Purchased intangibles, net	242,970	254,228
Other investments	400,262	389,309
Other assets	49,398	52,097
Total assets	$3,326,196	$3,341,278

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable, accrued payroll and employee benefits	$250,813	$282,034
Current maturities of long-term debt	264	265
Income and other taxes payable	31,926	35,165
Other current liabilities	133,879	129,297
Total current liabilities	416,882	446,761
Long-term debt, net of current maturities	435,661	435,710
Other long-term liabilities	275,140	273,652
Total liabilities	1,127,683	1,156,123

Stockholders’ equity:
Class A common stock, shares issued 24,016,121 and 23,971,808 at 2015 and 2014, respectively; shares outstanding 24,015,999 and 23,971,686 at 2015 and 2014, respectively	2	2
Class B common stock, shares issued 5,118,745 and 5,098,799 at 2015 and 2014, respectively; shares outstanding 5,117,828 and 5,097,882 at 2015 and 2014, respectively	1	1
Additional paid-in capital	278,385	271,346
Class A treasury stock at cost, 122 shares at 2015 and 2014	(12)	(12)
Class B treasury stock at cost, 917 shares at 2015 and 2014	(89)	(89)
Retained earnings	1,712,780	1,694,962
Accumulated other comprehensive income	207,446	218,945
Total stockholders’ equity	2,198,513	2,185,155
Total liabilities and stockholders’ equity	$3,326,196	$3,341,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net sales	$472,821	$509,344
Cost of goods sold	202,715	234,055
Gross profit	270,106	275,289
Selling, general and administrative expense	188,555	202,275
Research and development expense	47,202	52,543
Income from operations	34,349	20,471
Interest expense	5,002	3,857
Foreign currency exchange losses, net	3,806	2,737
Other (income) expense, net	(1,153)	(661)
Income before income taxes	26,694	14,538
Provision for income taxes	(8,876)	(7,870)
Net income	$17,818	$6,668

Basic earnings per share:
Net income per basic share	$0.61	$0.23
Weighted average common shares - basic	29,092	28,791

Diluted earnings per share:
Net income per diluted share	$0.61	$0.23
Weighted average common shares - diluted	29,289	29,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$17,818	$6,668
Other comprehensive (loss) income:
Foreign currency translation adjustments	(19,470)	5,527
Foreign other post-employment benefits adjustments, net of income taxes	1,041	61
Net unrealized holding gains on available-for-sale (AFS) investments, net of income taxes	6,930	26,293
Other comprehensive (loss) income, net of income taxes	(11,499)	31,881
Comprehensive income	$6,319	$38,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Cash received from customers	$478,479	$544,447
Cash paid to suppliers and employees	(453,986)	(471,452)
Interest received (paid), net	471	(292)
Income tax refunds (payments)	1,503	(6,909)
Investment proceeds and miscellaneous receipts, net	1,175	1,283
Excess tax benefits from share-based compensation	(1,212)	(182)
Proceeds from (payments for) forward foreign exchange contracts, net	3,016	(1,325)
Net cash provided by operating activities	29,446	65,570
Cash flows from investing activities:
Capital expenditures	(27,080)	(22,581)
Proceeds from dispositions of property, plant and equipment	4	114
Payments for purchases of long-term investments	(895)	(1,364)
Payments for purchases of intangible assets	(1,307)	(12,358)
Payments for purchases of marketable securities and investments	(66,568)	(45,273)
Proceeds from sales of marketable securities and investments	27,356	24,402
Proceeds from maturities of marketable securities and investments	40,499	21,490
Net cash used in investing activities	(27,991)	(35,570)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	—	(50)
Payments on long-term borrowings	(66)	(66)
Payments of contingent consideration	(2,983)	—
Proceeds from issuance of common stock	1,506	3,424
Excess tax benefits from share-based compensation	1,212	182
Net cash (used in) provided by financing activities	(331)	3,490
Effect of foreign exchange rate changes on cash	11,353	(534)
Net increase in cash and cash equivalents	12,477	32,956
Cash and cash equivalents at beginning of period	413,251	331,551
Cash and cash equivalents at end of period	$425,728	$364,507
Reconciliation of net income to net cash provided by operating activities:
Net income	$17,818	$6,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,283	36,671
Share-based compensation	4,071	3,701
(Gains) losses on dispositions of securities	(214)	100
Excess tax benefits from share-based compensation	(1,212)	(182)
Changes in fair value of contingent consideration	(1,192)	(4,893)
Decrease in accounts receivable	15,567	39,569
Increase in inventories	(29,469)	(14,780)
Increase in other current assets	(5,076)	(11,390)
(Decrease) increase in accounts payable and other current liabilities	(7,747)	7,318
Increase in income taxes payable	6,106	1,621
Net decrease/increase in other long-term assets/liabilities	(1,489)	1,167
Net cash provided by operating activities	$29,446	$65,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” "the Company" and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature, with the exception of the adjustments noted below. Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Correction of Immaterial Errors - Statement of Cash Flows

During the third quarter of 2014, we identified errors in the Consolidated Balance Sheet at December 31, 2013, the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 (and for all interim periods therein), and in the Unaudited Condensed Consolidated Balance Sheets and Statements of Cash Flows as of and for the three months ended March 31, 2014 and the three and six months ended June 30, 2014, all related to the recorded amounts of Inventories and Property, plant and equipment, net. During these periods, we inappropriately reduced Inventories by all of the profit on intercompany transactions related to certain equipment, however, a portion of that profit should have reduced capital additions and been reflected in Property, plant and equipment, net. The equipment is a Bio-Rad product provided to customers under reagent rental agreements, whereby Bio-Rad retains ownership of the equipment and charges the customer for test kits purchased for use with this equipment. Depreciation was calculated correctly, and there was no impact to Net income for any period presented.

The associated reclassification entries within the Statements of Cash Flows were to increase Cash paid to suppliers and employees, and decrease Capital expenditures by $3.4 million for the three months ended March 31, 2014. These reclassifications resulted in a decrease in Net cash provided by operating activities and a decrease in Net cash used in investing activities by $3.4 million for the three months ended March 31, 2014. There was no change to the net increase or decrease in Cash and cash equivalents for any period presented.

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

Recent Accounting Standards Updates

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.  (“ASU”) 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 was issued to include specific guidance about a customer's accounting for fees paid in a cloud computing arrangement. The guidance indicates that hosting arrangements that do not meet both the following criteria are service contracts and hence ASU 2015-05 is not applicable. The following criteria must be met to account for fees paid in a cloud computing arrangement as a purchase of, or convey a license to, software: (a) the customer has the contractual right to take possession of the software at any time during the contract period without significant penalty, and (b) it is feasible for the customer to either run the software on its own hardware or contract with another party to host the software. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that ASU 2015-05 will have, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. ASU 2015-03 will affect our presentation of our debt and we do not plan to early adopt.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. On April 29, 2015, the FASB issued a proposal to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, including interim reporting periods within the annual periods. Comments on the proposal are due by May 29, 2015. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

The fair value of the consideration as of the acquisition date was $50.4 million, which includes $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. The contingent consideration was recognized at its estimated fair value of $9.0 million as of March 31, 2015 See Note 3 for further discussion of the contingent consideration valuation and underlying assumptions.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2015 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$5.1	$—	$5.1
Municipals	—	0.3	—	0.3
Bonds	—	0.6	—	0.6
U.S. government sponsored agencies	—	0.8	—	0.8
Foreign time deposits	55.8	—	—	55.8
Money market funds	1.5	—	—	1.5
Total cash equivalents (a)	57.3	6.8	—	64.1
Available-for-sale investments:
Corporate debt securities	—	138.7	—	138.7
Foreign brokered certificates of deposit	—	5.2	—	5.2
U.S. government sponsored agencies	—	50.0	—	50.0
Foreign government obligations	—	3.8	—	3.8
Municipal obligations	—	6.5	—	6.5
Marketable equity securities	345.2	—	—	345.2
Asset-backed securities	—	47.1	—	47.1
Total available-for-sale investments (b)	345.2	251.3	—	596.5
Forward foreign exchange contracts (c)	—	1.5	—	1.5
Total financial assets carried at fair value	$402.5	$259.6	$—	$662.1

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.6	$—	$1.6
Contingent consideration (e)	—	—	23.5	23.5
Total financial liabilities carried at fair value	$—	$1.6	$23.5	$25.1

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2014 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$4.0	$—	$4.0
Foreign time deposits	16.5	—	—	16.5
Money market funds	2.2	—	—	2.2
Total cash equivalents (a)	18.7	4.0	—	22.7
Available-for-sale investments:
Corporate debt securities	—	139.9	—	139.9
Foreign brokered certificates of deposit	—	5.2	—	5.2
U.S. government sponsored agencies	—	47.5	—	47.5
Foreign government obligations	—	4.0	—	4.0
Municipal obligations	—	6.5	—	6.5
Marketable equity securities	334.4	—	—	334.4
Asset-backed securities	—	48.4	—	48.4
Total available-for-sale investments (b)	334.4	251.5	—	585.9
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$353.1	$256.1	$—	$609.2

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.7	$—	$1.7
Contingent consideration (e)	—	—	27.7	27.7
Total financial liabilities carried at fair value	$—	$1.7	$27.7	$29.4

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2015	December 31, 2014
Short-term investments	$285.0	$284.4
Other investments	311.5	301.5
Total	$596.5	$585.9

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2015	December 31, 2014
Other current liabilities	$15.6	$13.1
Other long-term liabilities	7.9	14.6
Total	$23.5	$27.7

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. In the third quarter of 2014, the first sales milestone was reached with cell sorting system purchase orders resulting in payments of $2.4 million and $3.0 million in the fourth quarter of 2014 and the first quarter of 2015, respectively. During the first quarter of 2015, the contingent consideration was revalued by a reduction of $0.2 million to Selling, general and administrative expense to its estimated fair value of $14.5 million as of March 31, 2015.

During the second quarter of 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. At the acquisition date, the contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. During the first quarter of 2015, the development/regulatory contingent consideration was revalued by a reduction of $1.0 million to Selling, general and administrative expense to its estimated fair value of $9.0 million as of March 31, 2015. The contingent consideration for the sales milestones at the acquisition date and at March 31, 2015 was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework.

The following table provides a reconciliation of the Level 3 contingent consideration liability measured at estimated fair value based on original valuations and updated quarterly for the three months ended March 31, 2015 (in millions):

2015
January 1	$27.7
Cell sorting system:
Payment of sales milestone	(3.0)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(0.2)
GnuBIO:
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(1.0)
March 31	$23.5

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liability as of March 31, 2015. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	0.93%	1.34%
		Projected volatility of growth rate	9%	10%
		Market price of risk	1.25%	N/A
GnuBIO	Probability-weighted income approach	Development/regulatory milestones:
		Milestones probability	—%	90%
		Discount Rate	0.27%	0.39%

		Sales milestones:
		Milestones probability	—%	0.00020%
		Discount Rate	0.76%	1.72%

To estimate the fair value of Level 2 debt securities as of March 31, 2015 and December 31, 2014, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of March 31, 2015 and December 31, 2014, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performed daily reasonableness testing of the S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$138.4	$0.4	$(0.1)	$138.7
Foreign brokered certificates of deposit	5.2	—	—	5.2
Municipal obligations	6.5	—	—	6.5
Asset-backed securities	46.9	—	(0.1)	46.8
U.S. government sponsored agencies	49.7	0.3	—	50.0
Foreign government obligations	3.8	—	—	3.8
Marketable equity securities	29.3	4.9	(0.2)	34.0
	279.8	5.6	(0.4)	285.0
Long-term investments:
Marketable equity securities	54.5	256.7	—	311.2
Asset-backed securities	0.3	—	—	0.3
	54.8	256.7	—	311.5
Total	$334.6	$262.3	$(0.4)	$596.5

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$139.7	$0.4	$(0.2)	$139.9
Foreign brokered certificates of deposit	5.2	—	—	5.2
Municipal obligations	6.5	—	—	6.5
Asset-backed securities	48.2	—	(0.2)	48.0
U.S. government sponsored agencies	47.4	0.1	—	47.5
Foreign government obligations	4.0	—	—	4.0
Marketable equity securities	29.0	4.5	(0.2)	33.3
	280.0	5.0	(0.6)	284.4
Long-term investments:
Marketable equity securities	54.5	246.6	—	301.1
Asset-backed securities	0.4	—	—	0.4
	54.9	246.6	—	301.5
Total	$334.9	$251.6	$(0.6)	$585.9

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	March 31, 2015	December 31, 2014
Fair value of investments in a loss position 12 months or more	$7.0	$8.4
Fair value of investments in a loss position less than 12 months	$58.2	$90.7
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$0.2
Gross unrealized losses for investments in a loss position less than 12 months	$0.3	$0.4

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2015 or at December 31, 2014.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2015 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

March 31,
2015
Contracts maturing in April through June 2015 to sell foreign currency:
Notional value	$75.6
Unrealized loss	$0.8
Contracts maturing in April through June 2015 to purchase foreign currency:
Notional value	$262.3
Unrealized gain	$0.7

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2015 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$108.2	$108.3
Mature in one to five years	103.9	104.1
Mature in more than five years	38.7	38.9
Total	$250.8	$251.3

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	March 31, 2015			December 31, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$83.5	$415.4	2	$82.6	$401.1	2
Total long-term debt, excluding leases and current maturities	$423.5	$465.6	2	$423.5	$454.9	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of March 31, 2015.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2015:
Goodwill	$207.7	$320.9	$528.6
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	180.5	319.9	500.4

Currency fluctuations	(0.3)	3.3	3.0

Balances as of March 31, 2015:
Goodwill	207.4	324.2	531.6
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	$180.2	$323.2	$503.4

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	March 31, 2015
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	3-10	$87.5	$(43.6)	$43.9
Know how	1-10	186.7	(109.1)	77.6
Developed product technology	4-12	102.1	(44.3)	57.8
Licenses	1-11	39.4	(26.9)	12.5
Tradenames	1-10	3.5	(2.2)	1.3
Covenants not to compete	3-8	4.8	(1.3)	3.5
Total definite-lived intangible assets		424.0	(227.4)	196.6
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$470.4	$(227.4)	$243.0

	December 31, 2014
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	3-10	$89.4	$(43.0)	$46.4
Know how	1-11	184.7	(102.5)	82.2
Developed product technology	5-12	103.9	(42.8)	61.1
Licenses	1-11	39.4	(26.5)	12.9
Tradenames	1-10	3.6	(2.1)	1.5
Covenants not to compete	3-8	4.9	(1.2)	3.7
Total definite-lived intangible assets		425.9	(218.1)	207.8
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$472.3	$(218.1)	$254.2

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2015	2014

Amortization expense	$9.2	$10.9

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2015	$17.8
Provision for warranty	8.3
Actual warranty costs	(10.4)
March 31, 2015	$15.7

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2015	December 31, 2014
4.875% Senior Notes due 2020, net of discount	$423.5	$423.5
Capital leases and other debt	12.4	12.5
	435.9	436.0
Less current maturities	(0.2)	(0.3)
Long-term debt	$435.7	$435.7

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement, replacing the Amended and Restated Credit Agreement of June 2010, which expired on June 21, 2014. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2015, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.52% at March 31, 2015 .

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of March 31, 2015.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2015:	$71.2	$(16.3)	$164.0	$218.9
Other comprehensive (loss) income, before reclassifications	(19.5)	0.9	11.2	(7.4)
Amounts reclassified from Accumulated other comprehensive income	—	0.2	(0.3)	(0.1)
Income tax effects	—	—	(4.0)	(4.0)
Other comprehensive (loss) income, net of income taxes	(19.5)	1.1	6.9	(11.5)
Balances as of March 31, 2015:	$51.7	$(15.2)	$170.9	$207.4

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2014:	$189.4	$(8.1)	$159.4	$340.7
Other comprehensive income, before reclassifications	5.5	—	41.6	47.1
Amounts reclassified from Accumulated other comprehensive income	—	0.1	—	0.1
Income tax effects	—	—	(15.3)	(15.3)
Other comprehensive income, net of income taxes	5.5	0.1	26.3	31.9
Balances as of March 31, 2014:	$194.9	$(8.0)	$185.7	$372.6

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Operations, with presentation location, were as follows:

	Income before taxes impact (in millions)
	Three Months Ended
	March 31,
Components of Comprehensive income	2015	2014	Location
Amortization of foreign other post-employment benefit items	$(0.2)	$(0.1)	Selling, general and administrative expense
Net holding gains on available-for-sale investments	$0.3	$—	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Basic weighted average shares outstanding	29,092	28,791
Effect of potentially dilutive stock options and restricted stock awards	197	268
Diluted weighted average common shares	29,289	29,059
Anti-dilutive shares	106	94

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2015	2014
Interest and investment income	$(0.9)	$(0.7)
Net realized gain on investments	(0.3)	—
Other (income) expense, net	$(1.2)	$(0.7)

10.    INCOME TAXES

Our effective income tax rate was 33% and 54% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate for the first quarter of 2014 was higher primarily due to the low pretax income and the resulting effect of losses incurred in foreign jurisdictions for which no income tax benefit was expected.

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

As of March 31, 2015, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $6.1 million. Substantially all such amounts will impact our effective income tax rate.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2015 and 2014 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2015	$155.9	$313.6	$3.3
	2014	$161.5	$344.3	$3.5

Segment net (loss) profit	2015	$(2.4)	$35.2	$(0.1)
	2014	$(6.6)	$32.4	$0.1

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  The three months ended March 31, 2014 included an accrual of $8.0 million associated with the U.S. Securities and Exchange Commission (SEC) and Department of Justice (DOJ) investigations relating to the U.S. Foreign Corrupt Practices Act (FCPA), which a final settlement was reached in the fourth quarter of 2014. Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended
	March 31,
	2015	2014
Total segment profit	$32.7	$25.9
Foreign currency exchange losses, net	(3.8)	(2.7)
Net corporate operating, interest and other expense not allocated to segments	(3.4)	(9.4)
Other income (expense), net	1.2	0.7
Consolidated income before income taxes	$26.7	$14.5

12.    LEGAL PROCEEDINGS

On January 23, 2015, the City of Riviera Beach General Employees’ Retirement System filed a new shareholder derivative lawsuit in the Superior Court of Contra Costa County against three of our current directors and one former director. We are also named as a nominal defendant. In the complaint, the plaintiff alleges that our directors breached their fiduciary duty of loyalty by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA; that we failed to provide adequate training on the FCPA; and that based on these actions, the directors have been unjustly enriched. Purportedly seeking relief on our behalf, the plaintiff seeks an award of restitution and unspecified damages, costs and expenses (including attorneys’ fees). We and the individual defendants have filed a demurrer requesting dismissal of the complaint in this case.

On January 30, 2015, we received a demand pursuant to Section 220 of the Delaware General Corporation Law from the law firm of Scott + Scott LLP on behalf of International Brotherhood of Electrical Workers Local 38 Pension Fund to inspect certain of our books and records. The alleged purpose of the demand is to investigate potential wrongdoing, mismanagement, and breach of fiduciary duties by our directors and executive officers in connection with the matters relating to our FCPA settlement with the SEC and DOJ, and alleged lack of internal controls. We objected to the demand on procedural grounds by letter. On May 1, 2015, International Brotherhood of Electrical Workers Local 38 Pension Fund filed an action against us in the Delaware Court of Chancery to compel the inspection of the requested books and records.

On March 13, 2015, we received a demand pursuant to Section 220 of the Delaware General Corporation Law from the law firm of Kirby McInerney LLP on behalf of Wayne County Employees’ Retirement System to inspect certain of our books and records. The alleged purpose of the demand is to investigate potential wrongdoing, mismanagement, and breach of fiduciary duties by our directors and executive officers in connection with the matters relating to our FCPA settlement with the SEC and DOJ, and alleged lack of internal controls. We objected to the demand on procedural grounds by letter. On April 21, 2015, Wayne County Employees’ Retirement System filed an action against us in the Delaware Court of Chancery to compel the inspection of the requested books and records.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2014 and the financial statements for the three months ended March 31, 2015.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 37% of our year-to-date 2015 consolidated net sales are derived from the United States and approximately 63% are derived from international locations, with Europe being our largest region overall.  Our international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses.

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

The fair value of the consideration as of the acquisition date was $50.4 million, which included $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. During the first quarter of 2015, the development/regulatory contingent consideration was revalued by a reduction of $1.0 million to Selling, general and administrative expense to its estimated fair value of $9.0 million as of March 31, 2015. The contingent consideration for the sales milestones at the acquisition date and at March 31, 2015 was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework.

During the third quarter of 2014, we identified errors in the Consolidated Balance Sheet at December 31, 2013, the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 (and for all interim periods therein), and in the Unaudited Condensed Consolidated Balance Sheets and Statements of Cash Flows as of and for the three months ended March 31, 2014 and the three and six months ended June 30, 2014, all related to the recorded amounts of Inventories and Property, plant and equipment, net. During these periods, we inappropriately reduced Inventories by all of the profit on intercompany transactions related to certain equipment, however, a portion of that profit should have reduced capital additions and been reflected in Property, plant and equipment, net. The equipment is a Bio-Rad product provided to customers under reagent rental agreements, whereby Bio-Rad retains ownership of the equipment and charges the customer for test kits purchased for use with this equipment. Depreciation was calculated correctly, and there was no impact to Net income for any period presented.

The associated reclassification entries within the Statements of Cash Flows were to increase Cash paid to suppliers and employees, and decrease Capital expenditures by $3.4 million for the three months ended March 31, 2014. These reclassifications resulted in a decrease in Net cash provided by operating activities and a decrease in Net cash used in investing activities by $3.4 million for the three months ended March 31, 2014. There was no change to the net increase or decrease in Cash and cash equivalents for any period presented.

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

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. In the third quarter of 2014, the first sales milestone was reached with cell sorting system purchase orders resulting in payments of $2.4 million and $3.0 million in the fourth quarter of 2014 and the first quarter of 2015, respectively. During the first quarter of 2015, the contingent consideration was revalued by a reduction of $0.2 million to Selling, general and administrative expense to its estimated fair value of $14.5 million as of March 31, 2015.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended
	March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold	42.9	46.0
Gross profit	57.1	54.0
Selling, general and administrative expense	39.9	39.7
Research and development expense	10.0	10.3
Net income	3.8	1.3

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, we have identified accounting for income taxes, valuation of goodwill and long-lived assets, valuation of inventories, warranty reserves, valuation of investments, allowance for doubtful accounts and litigation accruals as the accounting policies and estimates critical to the operations of Bio-Rad.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2014 filed with the SEC.

Three Months Ended March 31, 2015 Compared to
Three Months Ended March 31, 2014

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first quarter of 2015 were $472.8 million compared to $509.3 million in the first quarter of 2014, a decrease of 7.2%.  Excluding the impact of foreign currency, first quarter 2015 sales increased by approximately 1.4% compared to the same period in 2014.  Currency neutral sales growth was primarily in the U.S. and Eastern Europe, partially offset by decreased sales in Asia Pacific, excluding China.

The Life Science segment sales for the first quarter of 2015 were $155.9 million, a decrease of 3.4% compared to the same period last year.  On a currency neutral basis, sales increased 4.0% compared to the first quarter in 2014. The currency neutral sales increase was realized primarily in our Droplet Digital™ PCR, process chromatography media and cell biology products. The currency neutral sales increase was primarily in North America and Europe, which were partially offset by lower sales in Asia Pacific, including China.

The Clinical Diagnostics segment sales for the first quarter of 2015 were $313.6 million, a decrease of 8.9% compared to the same period last year.  On a currency neutral basis, sales increased 0.2% compared to the first quarter in 2014.  The Clinical Diagnostics segment had currency neutral sales growth from quality control and immunology products, partially offset by declines in infectious disease and diabetes testing. Currency neutral sales growth was primarily in Eastern Europe and China, while European markets are consolidating and price competitive.

Consolidated gross margins were 57.1% for the first quarter of 2015 compared to 54.0% for the first quarter of 2014.  Life Science segment gross margins for the first quarter of 2015 increased by approximately 3.9 percentage points from the same period last year primarily due to higher margins in Droplet Digital™ PCR, gene expression and antibody products. Sales mix, reduced unfavorable manufacturing variances, reductions in force, and the sale of an underperforming product line, all contributed to improved margins. Clinical Diagnostics segment gross margins for the first quarter of 2015 increased by approximately 2.7 percentage points from the same period last year. The increase compared to the same period in 2014 was primarily due to the 2014 consolidation and closure of certain facilities, the closing of an underperforming product line, and reduced acquisition intangible amortization.

Selling, general and administrative expenses (SG&A) decreased to $188.6 million or 39.9% of sales for the first quarter of 2015 compared to $202.3 million or 39.7% of sales for the first quarter of 2014.  SG&A decreased primarily due to an accrual of $9.8 million in the first quarter of 2014 associated with the SEC and DOJ investigations relating to the FCPA for which a final settlement was reached in the fourth quarter of 2014, partially offset by a net lower benefit of $3.7 million from the cell sorting system and GnuBIO contingent consideration revaluations. These expenses had no currency impact. SG&A denominated in foreign currency declined due to general currency weakness. SG&A that grew netting against this decline were employee-related expenses, our largest cost, and professional fees.

Research and development expense (R&D) decreased to $47.2 million or 10.0% of sales in the first quarter of 2015 compared to $52.5 million or 10.3% of sales in the first quarter of 2014.  Life Science segment R&D decreased in the first quarter of 2015 from the prior year quarter primarily due to headcount reduction and lower patent fees. Clinical Diagnostics segment R&D decreased in the first quarter of 2015 from the prior year period primarily due to the completion of projects as products approach launch, the closing or consolidation of facilities, and the closing of an underperforming product line.

Results of Operations – Non-operating

Interest expense for the first quarter of 2015 increased by $1.1 million to $5.0 million compared to $3.9 million for the first quarter of 2014 primarily due to interest expense was reduced by $1.8 million in the first quarter of 2014 associated with the SEC and DOJ investigations relating to the FCPA, for which a final settlement was reached in the fourth quarter of 2014. Partially offsetting this increase was a higher capitalization of interest expense associated with the second phase of implementing the global single instance Enterprise Resource Planning (ERP) platform.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended March 31, 2015 increased compared to the prior year period primarily due to the result of the estimating process inherent in the timing of shipments and payments of intercompany debt, and a Euro/Swiss Franc position that was not hedged in January 2015.

Other (income) expense, net for the first quarter of 2015 increased to $1.2 million income compared to $0.7 million income for the first quarter of 2014 primarily due to higher net realized gains on investments, and interest and investment income. On April 9, 2015, dividends of $6.4 million were declared for the ordinary and preferred shares of our investment in Sartorius AG.

Our effective income tax rate was 33% and 54% for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate for the first quarter of 2014 was higher primarily due to the low pretax income and the resulting effect of losses incurred in foreign jurisdictions for which no income tax benefit was expected.

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

As of March 31, 2015, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $6.1 million. Substantially all such amounts will impact our effective income tax rate.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Credit Agreement that we entered into in June 2014.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2015, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019.

At March 31, 2015, we had $710.7 million in cash, cash equivalents and short-term investments, of which approximately 45% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under our domestic and international lines of credit, we had $198.6 million available for borrowing as of March 31, 2015, which was reduced by $5.4 million that was utilized for standby letters of credit issued by our banks to support our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

While economic growth is somewhat improving, instability still exists in developed nations and in the U.S., which may adversely affect our future results of cash flows. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of March 31, 2015 and December 31, 2014, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $42.2 million and $45.4 million, respectively.

Cash Flows from Operations

Net cash provided by operations was $29.4 million and $65.6 million for the three months ended March 31, 2015 and 2014, respectively.  The decrease in cash flows primarily resulted from:

•
lower cash received from customers primarily due to the value of foreign denominated collections that were affected by a decrease in exchange rates, disproportionately larger collections in 2014 from the Spanish government, and lower U.S. collections in 2015 as U.S. collections were higher in 2014 resulting from delays that started in April 2013 with the first deployment of a new ERP system, partially offset by

•	less cash paid to suppliers and employees primarily related to a decrease in foreign exchange rates, and reductions in force, partially offset by higher commissions and bonus payments, and

•	an overall increase of $8.4 million of cash related to income taxes primarily due to approximately $8.2 million of income tax refunds received in 2015 for the U.S. and Switzerland.

Cash Flows from Investing Activities

Net cash used in investing activities was $28.0 million compared to $35.6 million for the three months ended March 31, 2015 and 2014, respectively. Purchases of intangible assets were lower than in 2014 primarily due to lower purchases of licenses. Purchases, sales and maturities of marketable securities and investments combined remained relatively flat compared to the prior year period. Capital expenditures were higher for the three months ended March 31, 2015 compared to the same period last year as we continue the second phase of a global single instance ERP platform, which we expect to implement in the second half of the year.

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

Capital expenditures totaled $27.1 million and $22.6 million for the three months ended March 31, 2015 and 2014, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to continue to remain historically higher for the next three years or more. The current estimated total project cost for global implementation for the single instance ERP platform should exceed $350 million and is estimated to take more than three years to fully implement.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.3 million compared to net cash provided by financing activities of $3.5 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in financing activities for the three months ended March 31, 2015 was primarily due to the contingent consideration payment for the cell sorting system and a decrease in proceeds from the issuance of common stock.

We have outstanding Senior Notes of $425 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of March 31, 2015. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013 and therefore we do not anticipate any repurchasing of shares for this purpose. We had no repurchases of our stock during the first three months of 2015 or 2014.

Recent Accounting Standards Updates

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.  (“ASU”) 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 was issued to include specific guidance about a customer's accounting for fees paid in a cloud computing arrangement. The guidance indicates that hosting arrangements that do not meet both the following criteria are service contracts and hence ASU 2015-05 is not applicable. The following criteria must be met to account for fees paid in a cloud computing arrangement as a purchase of, or convey a license to, software: (a) the customer has the contractual right to take possession of the software at any time during the contract period without significant penalty, and (b) it is feasible for the customer to either run the software on its own hardware or contract with another party to host the software. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect that ASU 2015-05 will have, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. ASU 2015-03 will affect our presentation of our debt and we do not plan to early adopt.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. On April 29, 2015, the FASB issued a proposal to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, including interim reporting periods within the annual periods. Comments on the proposal are due by May 29, 2015. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2015, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the ended March 31, 2015 covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We cannot be certain that our remediation efforts will be sufficient to comply with the terms of the NPA and the SEC Order. Our failure to comply with the NPA and the SEC Order could result in future actions against us by the DOJ and the SEC. In addition, whether by virtue of disclosure of the NPA and the SEC Order or otherwise, we may be subject to investigations by foreign governments or further claims by third parties arising from conduct subject to the investigation or our other international operations. For additional information regarding further claims by third parties, see Note 12, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q. Many of our customers in our significant international operations are government agencies or state-owned or state-controlled universities, hospitals and laboratories. The disclosure of the NPA and the SEC Order could harm our reputation with these customers, which could materially adversely affect our business, results of operations and financial condition.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first three months of 2015 our foreign subsidiaries generated 63% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

Such material weaknesses have adversely affected us in the past and could affect us in the future, and the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain new and more precise monitoring controls and improved detection and communication of financial misstatements across all levels of the organization could result in additional material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence, and could cause the trading price of our common stock to decline. For further information regarding our controls and procedures, see Part I, Item 4 of this Quarterly Report on Form 10-Q.

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

We made significant changes to our organizational structure in 2014. We functionalized our manufacturing and selling organizations globally and separated them from our marketing and research and development organizations. Specifically, we combined our international selling organization with our North American selling divisions into one global selling group and consolidated our manufacturing, procurement and logistics operations into one global supply chain group. We also created new management positions to head each of these groups. In addition, we appointed new executives to head each of our Life Science and Clinical Diagnostics segments, and we appointed a Chief Operating Officer. We also restructured our Life Science segment based on functional groups rather than product line divisions. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. We may experience similar and other problems in our Life Science segment and in other areas of our Clinical Diagnostics segment with our upcoming second deployment. For instance, we may experience delays in ordering parts and services, which could impact our research and development and manufacturing operations.
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

In recent years, we have been faced with very challenging global economic conditions. Further deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of March 31, 2015, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $42.2 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the recent decline in oil prices, could adversely affect our business, results of operations or financial condition.

Reductions in government funding and the capital spending programs of our customers could have a material adverse effect on our business, results of operations or financial condition.

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies.  The capital spending programs of these institutions and companies have a significant effect on the demand for our products.  Such programs are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities for various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods.  If government funding to our customers were to decrease, or if our customers were to decrease or reallocate their budgets in a manner adverse to us, our business, results of operations or financial condition could be materially and adversely affected.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, Europe is proposing broad changes to its regulations regarding in vitro diagnostic medical devices, including stricter product labeling requirements, Russia has recently enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, reduced sales and potential fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Specifically, a resolution passed by Russia in February 2015 prohibits the procurement of certain types of medical devices by Russian state entities from foreign companies provided there are a sufficient number of Russian manufacturers submitting tenders. Such regulations could adversely affect our business, results of operations and financial condition.

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

The manufacture of many of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. If our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner could be adversely affected, which would adversely affect our ability to sell our products.

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

Our ability to implement our business plan in a rapidly evolving market requires effective planning, reporting and analytical processes.  We expect that we will need to continue to improve and further integrate our IT systems, reporting systems and operating procedures by training and educating our employees with respect to these improvements and integrations on an ongoing basis in order to effectively run our business.  We may suffer interruptions in service, loss of data or reduced functionality when we upgrade or change systems. If we fail to successfully manage and integrate our IT systems, reporting systems and operating procedures, it could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our ERP implementation and data security above and events beyond our control below.

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

We are subject to income taxes in the United States and many foreign jurisdictions. We calculate our provision for income taxes in each jurisdiction in which we operate. Significant judgment is required in determining our worldwide provision for income taxes and in the ordinary course of business, there are many tax positions taken where the ultimate resolution is uncertain. We are subject to the examination of our tax positions in the United States and foreign jurisdictions. Taxing authorities have disagreed with our judgment in the past and may disagree with positions we take in the future resulting in assessments of additional taxes. Economic and political pressures to increase tax revenues in various jurisdictions may make resolving tax disputes more difficult. For example, in recent years, the tax authorities in Europe have disagreed with our tax positions related to hybrid debt, research and development credits, transfer pricing and indirect taxes, among others. We regularly assess the likelihood of the outcome resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods for which that determination is made. Changes in factors outside of our control, such as changes in tax laws or rates, changes in the interpretation of tax laws or changes in the jurisdictional mix of our earnings could adversely affect our financial position and results of operations.

Our debt may restrict our future operations.

We have substantial debt and have the ability to incur additional debt. As of March 31, 2015, we had approximately $435.9 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $5.0 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 6, 2015	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	May 6, 2015	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer