Form 10-Q
period 2015-06-30
BIO RAD LABORATORIES INC
filed 2015-08-07
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at July 29, 2015
Class A Common Stock, Par Value $0.0001 per share	24,045,394
Class B Common Stock, Par Value $0.0001 per share	5,116,331

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2015

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS:	(Unaudited)
Cash and cash equivalents	$450,133	$413,251
Short-term investments	277,513	284,384
Accounts receivable, net	354,161	377,640
Inventories:
Raw materials	115,508	106,028
Work in process	123,938	131,783
Finished goods	261,529	233,186
Total inventories	500,975	470,997
Other current assets	159,146	170,095
Total current assets	1,741,928	1,716,367
Property, plant and equipment, at cost	1,109,122	1,089,098
Less: accumulated depreciation and amortization	(669,478)	(660,262)
Property, plant and equipment, net	439,644	428,836
Goodwill, net	514,078	500,441
Purchased intangibles, net	237,706	254,228
Other investments	541,732	389,309
Other assets	50,255	52,097
Total assets	$3,525,343	$3,341,278

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable, accrued payroll and employee benefits	$239,847	$282,034
Current maturities of long-term debt	268	265
Income and other taxes payable	25,238	35,165
Other current liabilities	138,541	129,297
Total current liabilities	403,894	446,761
Long-term debt, net of current maturities	435,660	435,710
Deferred income taxes	211,959	154,917
Other long-term liabilities	114,933	118,735
Total liabilities	1,166,446	1,156,123

Stockholders’ equity:
Class A common stock, shares issued 24,045,019 and 23,971,808 at 2015 and 2014, respectively; shares outstanding 24,044,897 and 23,971,686 at 2015 and 2014, respectively	2	2
Class B common stock, shares issued 5,117,745 and 5,098,799 at 2015 and 2014, respectively; shares outstanding 5,116,828 and 5,097,882 at 2015 and 2014, respectively	1	1
Additional paid-in capital	285,745	271,346
Class A treasury stock at cost, 122 shares at 2015 and 2014	(12)	(12)
Class B treasury stock at cost, 917 shares at 2015 and 2014	(89)	(89)
Retained earnings	1,741,203	1,694,962
Accumulated other comprehensive income	332,047	218,945
Total stockholders’ equity	2,358,897	2,185,155
Total liabilities and stockholders’ equity	$3,525,343	$3,341,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$506,102	$536,832	$978,923	$1,046,176
Cost of goods sold	226,505	239,590	429,220	473,645
Gross profit	279,597	297,242	549,703	572,531
Selling, general and administrative expense	192,845	195,838	381,400	398,113
Research and development expense	46,547	55,717	93,749	108,260
Income from operations	40,205	45,687	74,554	66,158
Interest expense	4,834	5,564	9,836	9,421
Foreign currency exchange losses (gains), net	2,938	(286)	6,744	2,451
Other (income) expense, net	(7,107)	(8,388)	(8,260)	(9,049)
Income before income taxes	39,540	48,797	66,234	63,335
Provision for income taxes	(11,117)	(17,166)	(19,993)	(25,036)
Net income	$28,423	$31,631	$46,241	$38,299

Basic earnings per share:
Net income per basic share	$0.98	$1.10	$1.59	$1.33
Weighted average common shares - basic	29,136	28,826	29,114	28,809

Diluted earnings per share:
Net income per diluted share	$0.97	$1.09	$1.58	$1.32
Weighted average common shares - diluted	29,381	29,092	29,338	29,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$28,423	$31,631	$46,241	$38,299
Other comprehensive income (loss):
Foreign currency translation adjustments	37,066	2,107	17,596	7,634
Foreign other post-employment benefits adjustments, net of income taxes	(617)	118	424	179
Net unrealized holding gains (losses) on available-for-sale (AFS) investments, net of income taxes	88,152	(23,538)	95,082	2,755
Other comprehensive income (loss), net of income taxes	124,601	(21,313)	113,102	10,568
Comprehensive income	$153,024	$10,318	$159,343	$48,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Cash received from customers	$971,616	$1,087,487
Cash paid to suppliers and employees	(898,757)	(925,534)
Interest paid, net	(9,071)	(10,912)
Income tax payments, net	(6,269)	(17,059)
Investment proceeds and miscellaneous receipts, net	8,660	10,283
Excess tax benefits from share-based compensation	(1,258)	(468)
Proceeds from (payments for) forward foreign exchange contracts, net	3,058	(1,355)
Net cash provided by operating activities	67,979	142,442
Cash flows from investing activities:
Capital expenditures	(59,269)	(53,510)
Proceeds from dispositions of property, plant and equipment	29	338
Payments for acquisitions, net of cash received, and long-term investments	(2,589)	(42,010)
Payments for purchases of intangible assets	(1,321)	(15,382)
Payments for purchases of marketable securities and investments	(111,292)	(99,073)
Proceeds from sales of marketable securities and investments	41,138	44,875
Proceeds from maturities of marketable securities and investments	77,448	70,206
Net cash used in investing activities	(55,856)	(94,556)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	—	(62)
Payments on long-term borrowings	(131)	(118)
Payments of contingent consideration	(2,983)	—
Proceeds from issuance of common stock	4,586	6,473
Payments of debt issuance costs for credit agreement	—	(463)
Excess tax benefits from share-based compensation	1,258	468
Net cash provided by financing activities	2,730	6,298
Effect of foreign exchange rate changes on cash	22,029	(1,065)
Net increase in cash and cash equivalents	36,882	53,119
Cash and cash equivalents at beginning of period	413,251	331,551
Cash and cash equivalents at end of period	$450,133	$384,670
Reconciliation of net income to net cash provided by operating activities:
Net income	$46,241	$38,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,409	73,007
Share-based compensation	8,305	7,382
(Gains) losses on dispositions of securities	(72)	316
Excess tax benefits from share-based compensation	(1,258)	(468)
Changes in fair value of contingent consideration	95	(5,339)
Decrease in accounts receivable	9,859	46,070
Increase in inventories	(46,584)	(24,591)
Increase in other current assets	(1,220)	(3,360)
Decrease in accounts payable and other current liabilities	(23,103)	(1,004)
Increase in income taxes payable	16,852	13,548
Net decrease/increase in other long-term assets/liabilities	(5,545)	(1,418)
Net cash provided by operating activities	$67,979	$142,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature, with the exception of the adjustments noted below. Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

We evaluate subsequent events and the evidence they provide about conditions existing at the date of the balance sheet as well as conditions that arose after the balance sheet date but through the date the financial statements are issued.  The effects of conditions that existed at the balance sheet date are recognized in the financial statements. Events and conditions arising after the balance sheet date but before the financial statements are issued are evaluated to determine if disclosure is required to keep the financial statements from being misleading.  To the extent such events and conditions exist, disclosures are made regarding the nature of events and the estimated financial effects of those events and conditions.

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

Correction of Immaterial Errors - Statement of Cash Flows

During the third quarter of 2014, we identified errors in the Consolidated Balance Sheet at December 31, 2013, the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 (and for all interim periods therein), and in the Unaudited Condensed Consolidated Balance Sheets and Statements of Cash Flows as of and for the six months ended June 30, 2014, all related to the recorded amounts of Inventories and Property, plant and equipment, net. During these periods, we inappropriately reduced Inventories by all of the profit on intercompany transactions related to certain equipment, however, a portion of that profit should have reduced capital additions and been reflected in Property, plant and equipment, net. The equipment is a Bio-Rad product provided to customers under reagent rental agreements, whereby Bio-Rad retains ownership of the equipment and charges the customer for test kits purchased for use with this equipment. Depreciation was calculated correctly, and there was no impact to Net income for any period presented.

The associated reclassification entries within the Statements of Cash Flows were to increase Cash paid to suppliers and employees, and decrease Capital expenditures by $7.4 million for the six months ended June 30, 2014. These reclassifications resulted in a decrease in Net cash provided by operating activities and a decrease in Net cash used in investing activities by $7.4 million for the six months ended June 30, 2014. There was no change to the net increase in Cash and cash equivalents for any period presented.

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

Recent Accounting Standards Updates

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. We are currently evaluating the effect ASU 2015-11 will have, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 was issued to include specific guidance about a customer's accounting for fees paid in a cloud computing arrangement. The guidance indicates that hosting arrangements that do not meet both the following criteria are service contracts and hence ASU 2015-05 is not applicable. The following criteria must be met to account for fees paid in a cloud computing arrangement as a purchase of, or convey a license to, software: (a) the customer has the contractual right to take possession of the software at any time during the contract period without significant penalty, and (b) it is feasible for the customer to either run the software on its own hardware or contract with another party to host the software. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We have evaluated and concluded that the adoption of ASU 2015-05 will not have any effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The only impact ASU 2015-03 will have is to reclassify our debt issuance costs from an asset to a contra-liability that will reduce our debt. We do not plan to early adopt.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. On July 9, 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, including interim reporting periods within the annual periods. The

FASB will issue an ASU to change the effective dates. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and we have not yet selected a transition method.

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

The final fair values of the net assets acquired from GnuBIO as of the acquisition date were determined to be $46.4 million of indefinite-lived intangible assets (specifically in-process research and development or "IPR&D"), $13.5 million of goodwill and $9.5 million of net tangible liabilities. The goodwill recorded will not be deductible for income tax purposes.

The fair value of the consideration as of the acquisition date was $50.4 million, which includes $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. In connection with our projected sales that are required under the purchase agreement, there is a low probability of obtaining the thresholds. The contingent consideration estimated value was $10.0 million as of June 30, 2015. See Note 3 for further discussion.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2015 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$12.2	$—	$12.2
Asset-backed securities	—	0.4	—	$0.4
U.S. government sponsored agencies	—	0.2	—	0.2
Foreign time deposits	56.1	—	—	56.1
Money market funds	2.2	—	—	2.2
Total cash equivalents (a)	58.3	12.8	—	71.1
Available-for-sale investments:
Corporate debt securities	—	132.3	—	132.3
Foreign brokered certificates of deposit	—	5.2	—	5.2
U.S. government sponsored agencies	—	49.6	—	49.6
Foreign government obligations	—	4.2	—	4.2
Municipal obligations	—	6.8	—	6.8
Marketable equity securities	485.3	—	—	485.3
Asset-backed securities	—	45.5	—	45.5
Total available-for-sale investments (b)	485.3	243.6	—	728.9
Forward foreign exchange contracts (c)	—	0.7	—	0.7
Total financial assets carried at fair value	$543.6	$257.1	$—	$800.7

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.9	$—	$0.9
Contingent consideration (e)	—	—	24.8	24.8
Total financial liabilities carried at fair value	$—	$0.9	$24.8	$25.7

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2014 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$4.0	$—	$4.0
Foreign time deposits	16.5	—	—	16.5
Money market funds	2.2	—	—	2.2
Total cash equivalents (a)	18.7	4.0	—	22.7
Available-for-sale investments:
Corporate debt securities	—	139.9	—	139.9
Foreign brokered certificates of deposit	—	5.2	—	5.2
U.S. government sponsored agencies	—	47.5	—	47.5
Foreign government obligations	—	4.0	—	4.0
Municipal obligations	—	6.5	—	6.5
Marketable equity securities	334.4	—	—	334.4
Asset-backed securities	—	48.4	—	48.4
Total available-for-sale investments (b)	334.4	251.5	—	585.9
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$353.1	$256.1	$—	$609.2

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.7	$—	$1.7
Contingent consideration (e)	—	—	27.7	27.7
Total financial liabilities carried at fair value	$—	$1.7	$27.7	$29.4

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2015	December 31, 2014
Short-term investments	$277.5	$284.4
Other investments	451.4	301.5
Total	$728.9	$585.9

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2015	December 31, 2014
Other current liabilities	$16.7	$13.1
Other long-term liabilities	8.1	14.6
Total	$24.8	$27.7

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. In the third quarter of 2014, the first sales milestone was reached with cell sorting system purchase orders resulting in payments of $2.4 million and $3.0 million in the fourth quarter of 2014 and the first quarter of 2015, respectively. During the second quarter of 2015, the contingent consideration, based on an amended agreement, was revalued by an increase of $0.3 million to Selling, general and administrative expense to its estimated fair value of $14.8 million as of June 30, 2015.

During the second quarter of 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. At the acquisition date, the contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The first two development/regulatory milestones were not achieved. The third development/regulatory milestone estimated value as of June 30, 2015 was $10.0 million. The contingent consideration for the sales milestones at the acquisition date and at June 30, 2015 was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. In connection with our projected sales that are required under the purchase agreement, there is a low probability of obtaining the thresholds.

The following table provides a reconciliation of the Level 3 contingent consideration liability measured at estimated fair value based on original valuations and updated quarterly for the six months ended June 30, 2015 (in millions):

2015
January 1	$27.7
Cell sorting system:
Payment of sales milestone	(3.0)
Increase in estimated fair value of contingent consideration included in Selling, general and administrative expense	0.1
GnuBIO:
Increase/(decrease) in estimated fair value of contingent consideration included in Selling, general and administrative expense	—
June 30	$24.8

The following table provides quantitative information about Level 3 inputs for fair value measurement of our cell sorting system contingent consideration liability as of June 30, 2015. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	0.64%	0.91%
		Projected volatility of growth rate	7%	10%
		Market price of risk	1.25%	N/A

To estimate the fair value of Level 2 debt securities as of June 30, 2015 and December 31, 2014, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of June 30, 2015 and December 31, 2014, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performs daily reasonableness testing of the S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$132.3	$0.2	$(0.2)	$132.3
Foreign brokered certificates of deposit	5.2	—	—	5.2
Municipal obligations	6.8	—	—	6.8
Asset-backed securities	45.3	—	(0.1)	45.2
U.S. government sponsored agencies	49.5	0.2	(0.1)	49.6
Foreign government obligations	4.2	—	—	4.2
Marketable equity securities	29.3	5.1	(0.2)	34.2
	272.6	5.5	(0.6)	277.5
Long-term investments:
Marketable equity securities	54.5	396.6	—	451.1
Asset-backed securities	0.3	—	—	0.3
	54.8	396.6	—	451.4
Total	$327.4	$402.1	$(0.6)	$728.9

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$139.7	$0.4	$(0.2)	$139.9
Foreign brokered certificates of deposit	5.2	—	—	5.2
Municipal obligations	6.5	—	—	6.5
Asset-backed securities	48.2	—	(0.2)	48.0
U.S. government sponsored agencies	47.4	0.1	—	47.5
Foreign government obligations	4.0	—	—	4.0
Marketable equity securities	29.0	4.5	(0.2)	33.3
	280.0	5.0	(0.6)	284.4
Long-term investments:
Marketable equity securities	54.5	246.6	—	301.1
Asset-backed securities	0.4	—	—	0.4
	54.9	246.6	—	301.5
Total	$334.9	$251.6	$(0.6)	$585.9

The unrealized gains of our long-term marketable equity securities are primarily due to our investment in Sartorius AG preferred shares.

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	June 30, 2015	December 31, 2014
Fair value of investments in a loss position 12 months or more	$7.2	$8.4
Fair value of investments in a loss position less than 12 months	$74.6	$90.7
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$0.2
Gross unrealized losses for investments in a loss position less than 12 months	$0.5	$0.4

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2015 or at December 31, 2014.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2015 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses (gains), net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

June 30,
2015
Contracts maturing in July through September 2015 to sell foreign currency:
Notional value	$61.9
Unrealized loss	$(0.5)
Contracts maturing in July through September 2015 to purchase foreign currency:
Notional value	$397.8
Unrealized gain	$0.3

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2015 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$102.4	$102.4
Mature in one to five years	104.7	104.8
Mature in more than five years	36.5	36.4
Total	$243.6	$243.6

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	June 30, 2015			December 31, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$85.1	$603.7	2	$82.6	$401.1	2
Total long-term debt, excluding leases and current maturities	$423.6	$461.5	2	$423.5	$454.9	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of June 30, 2015.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2015:
Goodwill	$207.7	$320.9	$528.6
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	180.5	319.9	500.4

Currency fluctuations	0.1	13.6	13.7

Balances as of June 30, 2015:
Goodwill	207.8	334.5	542.3
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	$180.6	$333.5	$514.1

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	June 30, 2015
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	2-10	$90.6	$(46.7)	$43.9
Know how	1-10	190.2	(117.2)	73.0
Developed product technology	4-12	104.8	(47.3)	57.5
Licenses	1-11	39.8	(27.6)	12.2
Tradenames	1-9	3.5	(2.2)	1.3
Covenants not to compete	3-8	4.8	(1.4)	3.4
Total definite-lived intangible assets		433.7	(242.4)	191.3
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$480.1	$(242.4)	$237.7

	December 31, 2014
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	3-10	$89.4	$(43.0)	$46.4
Know how	1-11	184.7	(102.5)	82.2
Developed product technology	5-12	103.9	(42.8)	61.1
Licenses	1-11	39.4	(26.5)	12.9
Tradenames	1-10	3.6	(2.1)	1.5
Covenants not to compete	3-8	4.9	(1.2)	3.7
Total definite-lived intangible assets		425.9	(218.1)	207.8
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$472.3	$(218.1)	$254.2

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Amortization expense	$9.3	$11.0	$18.5	$21.9

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2015	$17.8
Provision for warranty	15.5
Actual warranty costs	(16.4)
June 30, 2015	$16.9

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2015	December 31, 2014
4.875% Senior Notes due 2020, net of discount	$423.6	$423.5
Capital leases and other debt	12.3	12.5
	435.9	436.0
Less current maturities	(0.2)	(0.3)
Long-term debt	$435.7	$435.7

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement, replacing the Amended and Restated Credit Agreement of June 2010, which expired on June 21, 2014. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2015, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.53% at June 30, 2015 .

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of June 30, 2015.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2015:	$71.2	$(16.3)	$164.0	$218.9
Other comprehensive income, before reclassifications	17.6	0.3	150.8	168.7
Amounts reclassified from Accumulated other comprehensive income	—	(0.1)	(0.3)	(0.4)
Income tax effects	—	0.2	(55.4)	(55.2)
Other comprehensive income, net of income taxes	17.6	0.4	95.1	113.1
Balances as of June 30, 2015:	$88.8	$(15.9)	$259.1	$332.0

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2014:	$189.4	$(8.1)	$159.4	$340.7
Other comprehensive income, before reclassifications	7.6	—	4.3	11.9
Amounts reclassified from Accumulated other comprehensive income	—	0.2	—	0.2
Income tax effects	—	—	(1.5)	(1.5)
Other comprehensive income, net of income taxes	7.6	0.2	2.8	10.6
Balances as of June 30, 2014:	$197.0	$(7.9)	$162.2	$351.3

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Comprehensive income	2015	2014	2015	2014	Location
Amortization of foreign other post-employment benefit items	$0.3	$(0.1)	$0.1	$(0.2)	Selling, general and administrative expense
Net holding gains on available-for-sale investments	$—	$—	$0.3	$—	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	29,136	28,826	29,114	28,809
Effect of potentially dilutive stock options and restricted stock awards	245	266	224	267
Diluted weighted average common shares	29,381	29,092	29,338	29,076
Anti-dilutive shares	57	107	106	94

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and investment income	$(7.1)	$(8.5)	$(8.0)	$(9.2)
Net realized gain on investments	—	—	(0.3)	—
Miscellaneous other expense (income) items, net	—	0.1	—	0.2
Other (income) expense, net	$(7.1)	$(8.4)	$(8.3)	$(9.0)

10.    INCOME TAXES

Our effective income tax rate was 28% and 35% for the three months ended June 30, 2015 and 2014, respectively. Our effective income tax rate was 30% and 40% for the first half of 2015 and 2014, respectively. The effective income tax rate for the second quarter and first half of 2015 included a tax benefit from the release of U.S. tax liabilities as a result of lapses of statutes of limitation. The effective income tax rate for the second quarter of 2014 was higher primarily due to an increase in income tax liabilities.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate including Switzerland, Russia, the U.K. and Singapore have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Our income tax returns are audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.

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

As of June 30, 2015, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.2 million. Substantially all such amounts will impact our effective income tax rate.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2015 and 2014 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2015	$170.6	$332.1	$3.4
	2014	$170.3	$362.9	$3.6

Segment net (loss) profit	2015	$(5.8)	$40.9	$0.1
	2014	$(7.2)	$50.1	$0.1

Information regarding industry segments for the six months ended June 30, 2015 and 2014 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2015	$326.5	$645.7	$6.7
	2014	$331.8	$707.2	$7.2

Segment net (loss) profit	2015	$(8.1)	$76.1	$(0.2)
	2014	$(13.9)	$82.6	$0.1

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  During the six months ended June 30, 2014, these expenses included an accrual of $8.0 million associated with the U.S. Securities and Exchange Commission (SEC) and Department of Justice (DOJ) investigations relating to the U.S. Foreign Corrupt Practices Act (FCPA), for which a final settlement was reached in the fourth quarter of 2014. Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total segment profit	$35.2	$43.0	$67.8	$68.8
Foreign currency exchange (losses) gains, net	(2.9)	0.3	(6.7)	(2.5)
Net corporate operating, interest and other income (expense) not allocated to segments	0.1	(2.9)	(3.2)	(12.0)
Other income (expense), net	7.1	8.4	8.3	9.0
Consolidated income before income taxes	$39.5	$48.8	$66.2	$63.3

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

On January 30, 2015, we received a demand pursuant to Section 220 of the Delaware General Corporation Law from the law firm of Scott + Scott LLP on behalf of International Brotherhood of Electrical Workers Local 38 Pension Fund to inspect certain of our books and records. The alleged purpose of the demand was to investigate potential wrongdoing, mismanagement, and breach of fiduciary duties by our directors and executive officers in connection with the matters relating to our FCPA settlement with the SEC and DOJ, and alleged lack of internal controls. We objected to the demand on procedural grounds by letter. On May 1, 2015, International Brotherhood of Electrical Workers Local 38 Pension Fund filed an action against us in the Delaware Court of Chancery to compel the inspection of the requested books and records.

On March 13, 2015, we received a demand pursuant to Section 220 of the Delaware General Corporation Law from the law firm of Kirby McInerney LLP on behalf of Wayne County Employees’ Retirement System to inspect certain of our books and records. The alleged purpose of the demand was to investigate potential wrongdoing, mismanagement, and breach of fiduciary duties by our directors and executive officers in connection with the matters relating to our FCPA settlement with the SEC and DOJ, and alleged lack of internal controls. We objected to the demand on procedural grounds by letter. On April 21, 2015, Wayne County Employees’ Retirement System filed an action against us in the Delaware Court of Chancery to compel the inspection of the requested books and records. On May 26, 2015, the Court consolidated this action with the one filed by International Brotherhood of Electrical Workers Local 38 Pension Fund described above. On June 25, 2015, the parties entered into a settlement agreement regarding the consolidated action, and on July 25, 2015, the parties to the consolidated action filed a stipulation and proposed order of dismissal with prejudice with the Court.  On July 27, 2015, the Court granted the proposed order, dismissing the consolidated action with prejudice.

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our current directors and one former director. The plaintiff’s suit alleges whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. He also alleges wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff seeks back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. We believe this lawsuit is without merit, and on July 28, 2015 we filed a motion to dismiss the plaintiff's complaint.

We are vigorously defending against the claims above and believe any potential liability that could result from these claims would not be material. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability. In addition, we are party to various other claims, legal actions and complaints arising in the ordinary course of business.  We do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position or liquidity. However, we cannot give any assurance regarding the ultimate outcome of these other matters and their resolution could be material to our operating results for any particular period, depending on the level of income for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2014 and the financial statements for the three and six months ended June 30, 2015.

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

The fair value of the consideration as of the acquisition date was $50.4 million, which included $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The first two development/regulatory milestones were not achieved. The third development/regulatory milestone estimated value as of June 30, 2015 was $10.0 million. The contingent consideration for the sales milestones at the acquisition date and at June 30, 2015 was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. In connection with our projected sales that are required under the purchase agreement, there is a low probability of obtaining the thresholds.

During the third quarter of 2014, we identified errors in the Consolidated Balance Sheet at December 31, 2013, the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 (and for all interim periods therein), and in the Unaudited Condensed Consolidated Balance Sheets and Statements of Cash Flows as of and for the six months ended June 30, 2014, all related to the recorded amounts of Inventories and Property, plant and equipment, net. During these periods, we inappropriately reduced Inventories by all of the profit on intercompany transactions related to certain equipment, however, a portion of that profit should have reduced capital additions and been reflected in Property, plant and equipment, net. The equipment is a Bio-Rad product provided to customers under reagent rental agreements, whereby Bio-Rad retains ownership of the equipment and charges the customer for test kits purchased for use with this equipment. Depreciation was calculated correctly, and there was no impact to Net income for any period presented.

The associated reclassification entries within the Statements of Cash Flows were to increase Cash paid to suppliers and employees, and decrease Capital expenditures by $7.4 million for the six months ended June 30, 2014. These reclassifications resulted in a decrease in Net cash provided by operating activities and a decrease in Net cash used in investing activities by $7.4 million for the six months ended June 30, 2014. There was no change to the net increase in Cash and cash equivalents for any period presented.

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

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. In the third quarter of 2014, the first sales milestone was reached with cell sorting system purchase orders resulting in payments of $2.4 million and $3.0 million in the fourth quarter of 2014 and the first quarter of 2015, respectively. During the second quarter of 2015, the contingent consideration, based on an amended agreement, was revalued by an increase of $0.3 million to Selling, general and administrative expense to its estimated fair value of $14.8 million as of June 30, 2015.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.8	44.6	43.8	45.3
Gross profit	55.2	55.4	56.2	54.7
Selling, general and administrative expense	38.1	36.5	39.0	38.1
Research and development expense	9.2	10.4	9.6	10.3
Net income	5.6	5.9	4.7	3.7

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and six months ended June 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2014 filed with the SEC.

Three Months Ended June 30, 2015 Compared to
Three Months Ended June 30, 2014

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the second quarter of 2015 were $506.1 million compared to $536.8 million in the second quarter of 2014, a decrease of 5.7%.  Excluding the impact of foreign currency, second quarter 2015 sales increased by approximately 4.2% compared to the same period in 2014.  Currency neutral sales growth was primarily in the U.S., Latin America and China, partially offset by decreased sales in Eastern Europe.

The Life Science segment sales for the second quarter of 2015 were $170.6 million, an increase of 0.2% compared to the same period last year.  On a currency neutral basis, sales increased 8.6% compared to the second quarter in 2014. The currency neutral sales increase was realized primarily in our Droplet Digital™ PCR, western blotting and cell biology products. The currency neutral sales increase was primarily in the U.S., Europe and China, while sales in Eastern Europe and Asia Pacific, excluding China, declined.

The Clinical Diagnostics segment sales for the second quarter of 2015 were $332.1 million, a decrease of 8.5% compared to the same period last year.  On a currency neutral basis, sales increased 2.2% compared to the second quarter in 2014.  The Clinical Diagnostics segment had currency neutral sales growth from quality control and immunology products, partially offset by declines in infectious disease and blood typing. Currency neutral sales growth was primarily in North America, Latin America and Asia Pacific, excluding Japan, while European markets are still experiencing consolidation and pricing pressures.

Consolidated gross margins were 55.2% for the second quarter of 2015 compared to 55.4% for the second quarter of 2014.  Life Science segment gross margins for the second quarter of 2015 decreased by approximately
2.0 percentage points from the same period last year. Sales mix, lower average selling prices and higher costs including royalties, all contributed to lower margins. Clinical Diagnostics segment gross margins for the second quarter of 2015 increased by approximately 1.0 percentage point from the same period last year. The increase compared to the same period in 2014 was primarily due to the 2014 consolidation and closure of certain facilities, the discontinuation of an underperforming product line, and reduced acquisition intangible amortization.

Selling, general and administrative expenses (SG&A) decreased to $192.8 million or 38.1% of sales for the second quarter of 2015 compared to $195.8 million or 36.5% of sales for the second quarter of 2014.  Underlying the overall decrease in SG&A was the impact of foreign currency. Currency neutral increases in SG&A were employee-related expenses, our largest cost, professional fees, and marketing and advertising expense. Other increases in SG&A were $2.6 million of bad debt expense, including an allowance for our Greek entity receivables, a one-time distributor termination cost of $1.9 million and a change of $1.7 million from the revaluations of contingent consideration.

Research and development expense (R&D) decreased to $46.5 million or 9.2% of sales in the second quarter of 2015 compared to $55.7 million or 10.4% of sales in the second quarter of 2014.  Underlying the decrease in R&D was the impact of foreign currency. Although R&D has decreased, we estimate that R&D for 2015 could reach near 10% of sales. Life Science segment R&D decreased in the second quarter of 2015 from the prior year due in part to headcount reductions, lower supplies and lower external product development spend. Clinical Diagnostics segment R&D decreased in the second quarter of 2015 from the prior year due in part to the completion of projects, the prior year closing or consolidation of facilities, and the discontinuation of an underperforming product line.

Results of Operations – Non-operating

Interest expense for the second quarter of 2015 decreased by $0.7 million to $4.8 million compared to $5.6 million for the second quarter of 2014 primarily due to a higher capitalization of interest expense associated with the second phase of implementing a global single instance enterprise resource planning ("ERP") platform.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange was a loss, net for the quarter ended June 30, 2015 compared to a gain, net in the prior year period primarily due to the estimating process inherent in the timing of shipments and payments of intercompany debt.

Other (income) expense, net for the second quarter of 2015 decreased to $7.1 million income compared to $8.4 million income for the second quarter of 2014 mostly due to lower interest and investment income primarily related to a weaker 2015 exchange rate for the ordinary and preferred dividends from our investment in Sartorius AG.

Our effective income tax rate was 28% and 35% for the three months ended June 30, 2015 and 2014, respectively. The effective income tax rate for the second quarter included a tax benefit from the release of U.S. tax liabilities as a result of lapses of statutes of limitation. The effective income tax rate for the second quarter of 2014 was higher primarily due to an increase in income tax liabilities.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate including Switzerland, Russia, the U.K. and Singapore have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Our income tax returns are audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.

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

As of June 30, 2015, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.2 million. Substantially all such amounts will impact our effective income tax rate.

Six Months Ended June 30, 2015 Compared to
Six Months Ended June 30, 2014

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first half of 2015 were $978.9 million compared to $1.05 billion for the first half of 2014, a decrease of 6.4%.  Excluding the impact of foreign currency, the first half of 2015 sales increased by approximately 2.9% compared to the same period in 2014.  Currency neutral sales growth was primarily in the U.S., China and Latin America, partially offset by decreased sales in Asia Pacific, excluding China.

The Life Science segment sales for the first half of 2015 were $326.5 million, a decrease of 1.6% compared to the same period last year.  On a currency neutral basis, sales increased 6.4% compared to the first half of 2014. The currency neutral sales increase was realized primarily in our Droplet Digital™ PCR, western blotting, process chromatography media and cell biology products. The currency neutral sales increase was primarily in the U.S, Europe and China, which were partially offset by lower sales in Eastern Europe and Asia Pacific, excluding China.

The Clinical Diagnostics segment sales for the first half of 2015 were $645.7 million, a decrease of 8.7% compared to the same period last year.  On a currency neutral basis, sales increased 1.3% compared to the first half of 2014. The Clinical Diagnostics segment had currency neutral sales growth from quality control and immunology products, partially offset by declines in infectious disease and diabetes testing. Currency neutral sales growth was primarily in North America and China, while European markets are still experiencing consolidation and pricing pressures.

Consolidated gross margins were 56.2% for the first half of 2015 compared to 54.7% for the first half of 2014.  Life Science segment gross margins for the first half of 2015 increased by approximately 0.9 percentage points from the same period last year primarily due to higher margins in Droplet Digital™ PCR, gene expression and cell biology products. In addition, lower service costs contributed to higher margins in Europe. Clinical Diagnostics segment gross margins for the first half of 2015 increased by approximately 1.8 percentage points from the same period last year. The increase compared to the same period in 2014 was primarily due to the 2014 consolidation and closure of certain facilities, the discontinuation of an underperforming product line, and reduced acquisition intangible amortization.

SG&A decreased to $381.4 million or 39.0% of sales for the first half of 2015 compared to $398.1 million or 38.1% of sales for the first half of 2014.  Underlying the overall decrease in SG&A was the impact of foreign currency and an accrual of $9.8 million in 2014 associated with the SEC and DOJ investigations relating to the FCPA for which a final settlement was reached in the fourth quarter of 2014. Increases in SG&A were a change of $5.4 million from the revaluation of contingent consideration, $2.6 million of bad debt expense, including an allowance for our Greek entity receivables, and a one-time distributor termination cost of $1.9 million. Currency neutral increases in SG&A were employee-related expenses, our largest cost and professional fees.

R&D decreased to $93.7 million or 9.6% of sales in the first half of 2015 compared to $108.3 million or 10.3% of sales in the first half of 2014.  Underlying the decrease in R&D was the impact of foreign currency. Although R&D has decreased, we estimate that R&D for 2015 could reach near 10% of sales. Life Science segment R&D decreased in the first half of 2015 from the prior year period primarily due in part to headcount reductions, lower supplies and lower external product development spend. Clinical Diagnostics segment R&D decreased in the first half of 2015 from the prior year due in part to the completion of projects, the prior year closing or consolidation of facilities, and the discontinuation of an underperforming product line.

Results of Operations – Non-operating

Interest expense for the first half of 2015 increased by $0.4 million to $9.8 million compared to $9.4 million for the first half of 2014 primarily due to a reduction of $1.8 million in the first quarter of 2014 associated with our offer to settle the SEC and DOJ investigations relating to the FCPA investigation, for which a final settlement was reached in the fourth quarter of 2014. Partially offsetting this increase was a higher capitalization of interest expense associated with the second phase of implementing the global single instance ERP platform, which was implemented in July 2015.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the first half of 2015 increased compared to the prior year period primarily due to the estimating process inherent in the timing of shipments and payments of intercompany debt, and a Euro/Swiss Franc position that was not hedged in January 2015.

Other (income) expense, net for the first half of 2015 decreased to $8.3 million income compared to $9.0 million income for the first half of 2014 mostly due to lower interest and investment income primarily related to a weaker 2015 exchange rate for the ordinary and preferred dividends from our investment in Sartorius AG, partially offset by higher net realized gains on investments.

Our effective income tax rate was 30% and 40% for the first half of 2015 and 2014, respectively. The effective income tax rate for the first half of 2015 included a tax benefit from the release of U.S. tax liabilities as a result of lapses of statutes of limitation.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate including Switzerland, Russia, the U.K. and Singapore have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our domestic $200.0 million unsecured Credit Agreement that we entered into in June 2014.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2015, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019.

At June 30, 2015, we had $727.6 million in cash, cash equivalents and short-term investments, of which approximately 48% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under our domestic and international lines of credit, we had $198.8 million available for borrowing as of June 30, 2015, which was reduced by $5.4 million that was utilized for standby letters of credit issued by our banks to support our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

While economic growth is somewhat improving, instability still exists in developed nations and in the U.S., which may adversely affect our future cash flows. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving, such as the recent situation in Greece where we recorded an additional allowance for uncollectible accounts receivables for sovereign risk based in part on the current Greek government debt crisis. As of June 30, 2015, our Greek entity had net accounts receivable of $1.9 million. As of June 30, 2015 and December 31, 2014, we had accounts receivable, net of an allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $43.3 million and $45.4 million, respectively.

Cash Flows from Operations

Net cash provided by operations was $68.0 million and $142.4 million for the six months ended June 30, 2015 and 2014, respectively.  The decrease in cash flows primarily resulted from:

•
lower cash received from customers primarily due to the value of foreign currency denominated collections that were affected by a strengthening in the U.S. dollar, disproportionately larger collections in 2014 from the Spanish government, and lower U.S. collections in 2015 as U.S. collections were higher in 2014 resulting from delays that started in April 2013 with the first deployment of a new ERP system, partially offset by

•	less cash paid to suppliers and employees primarily related to a decrease in foreign exchange rates, and reductions in force, partially offset by higher performance-based compensation payments, and

•
an overall decrease in income tax payments of $10.8 million primarily due to approximately $28.1 million of income tax refunds received in 2015, as compared to $20.9 million of income tax refunds received in 2014, and

•	an overall increase of $4.4 million proceeds for forward exchange contracts as 2015 had net proceeds of $3.1 million and 2014 had net payments of $1.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $55.9 million compared to $94.6 million for the six months ended June 30, 2015 and 2014, respectively. Payments for acquisitions were higher in 2014 due to the acquisition for GnuBIO. Purchases of intangible assets were lower than in 2014 primarily due to lower purchases of licenses. Purchases, sales and maturities of marketable securities and investments combined had an overall decrease of $8.7 million primarily due to an increase in purchases and a decrease in sales, partially offset by an increase in maturities. Capital expenditures were higher for the six months ended June 30, 2015 compared to the same period last year as we continued the second phase of a global single instance ERP platform, which ended with its implementation in July 2015.

Our short-term investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  It is not certain at this time that any of these discussions involving material or significant acquisitions will advance to completion.

Capital expenditures totaled $59.3 million and $53.5 million for the six months ended June 30, 2015 and 2014, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to continue to remain historically higher for the next three years or more. The current estimated future project cost for global implementation for the single instance ERP platform is projected to be $150 million to $200 million and is estimated to take more than three years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.7 million compared to $6.3 million for the six months ended June 30, 2015 and 2014, respectively. This decrease for the six months ended June 30, 2015 was primarily due to the contingent consideration payment for the cell sorting system and a decrease in proceeds from the issuance of common stock.

We have outstanding Senior Notes of $425 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of June 30, 2015. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013 and therefore we do not anticipate any repurchasing of shares for this purpose. We had no repurchases of our stock during the first six months of 2015 or 2014.

Recent Accounting Standards Updates

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. We are currently evaluating the effect ASU 2015-11 will have, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 was issued to include specific guidance about a customer's accounting for fees paid in a cloud computing arrangement. The guidance indicates that hosting arrangements that do not meet both the following criteria are service contracts and hence ASU 2015-05 is not applicable. The following criteria must be met to account for fees paid in a cloud computing arrangement as a purchase of, or convey a license to, software: (a) the customer has the contractual right to take possession of the software at any time during the contract period without significant penalty, and (b) it is feasible for the customer to either run the software on its own hardware or contract with another party to host the software. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We have evaluated and concluded that the adoption of ASU 2015-05 will not have any effect on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The only impact ASU 2015-03 will have is to reclassify our debt issuance costs from an asset to a contra-liability that will reduce our debt. We do not plan to early adopt.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. On July 9, 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, including interim reporting periods within the annual periods. The FASB will issue an ASU to change the effective dates. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and we have not yet selected a transition method.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2015, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the ended June 30, 2015 covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first six months of 2015 our foreign subsidiaries generated 63% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

The life science and clinical diagnostics markets are each highly competitive. Some of our competitors have merged, and some of our competitors have greater financial resources than we do and are less leveraged than we are, making them better equipped to license technologies and intellectual property from third parties or to fund research and development, manufacturing and marketing efforts. Moreover, competitive and regulatory conditions in many markets in which we operate restrict our ability to fully recover, through price increases, higher costs of acquired goods and services resulting from inflation and other drivers of cost increases. Many public tenders have become more competitive due to governments lengthening the commitments of their public tenders to multiple years, which reduce the number of tenders in which we can participate annually. Because the value of these multiple-year tenders is so high, our competitors have been more aggressive with their pricing. Our failure to compete effectively and/or pricing pressures resulting from competition could adversely affect our business, results of operations and financial condition.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. We may experience similar and other problems in our Life Science segment and in other areas of our Clinical Diagnostics segment with our second deployment, which we launched in July 2015. For instance, we may experience delays in ordering parts and services, which could impact our research and development and manufacturing operations. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise, particularly in the next few months as a result of our second deployment. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

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

In recent years, we have been faced with very challenging global economic conditions. Further deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. The Greek government-debt crisis, in particular, may affect our ability to collect receivables in Greece and similarly-situated countries in the Eurozone.
As of June 30, 2015, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $43.3 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the recent decline in oil prices, could adversely affect our business, results of operations or financial condition.

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

We must adequately address quality issues associated with our products, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. Our instruments, reagents and consumables are complex, and identifying the root cause of quality issues, especially those affecting reagents or third-party components, is difficult. We may incur significant costs and expend substantial time in researching and remediating such issues. Quality issues could also delay our launching or manufacturing of new products. In addition, quality issues, unapproved uses of our products, or inadequate disclosure of risks related to our products, could result in product recalls or product liability or other claims being brought against us. These issues could harm our reputation, impair our relationship with existing customers and harm our ability to attract new customers, which could negatively impact our business, results of operations and financial condition.

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

We have substantial debt and have the ability to incur additional debt. As of June 30, 2015, we had approximately $435.9 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $5.0 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo (DRC) and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of such minerals and metals produced from those minerals. The European Union is considering additional reporting obligations. We have incurred, and will continue to incur, additional costs in order to comply with the SEC’s disclosure requirements. In addition, we might incur further costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as “DRC conflict free”, which could place us at a competitive disadvantage if we do not do so. We filed our report for the calendar year 2014 with the SEC on June 1, 2015.

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

As a result of the Schwartz family's ownership of our Class A and Class B Common Stock, they are able to elect a majority of our directors, effect fundamental changes in our direction and control matters affecting us, including the determination of business opportunities that may be suitable for our company.  The Schwartz family may exercise its control over us according to interests that are different from other investors’ or debtors’ interests. In particular, this concentration of ownership and voting power may have the effect of delaying or preventing a change in control of our company.

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	August 7, 2015	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	August 7, 2015	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer