Form 10-Q
period 2015-09-30
BIO RAD LABORATORIES INC
filed 2015-11-05
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at October 28, 2015
Class A Common Stock, Par Value $0.0001 per share	24,176,951
Class B Common Stock, Par Value $0.0001 per share	5,128,494

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2015

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS:	(Unaudited)
Cash and cash equivalents	$507,329	$413,251
Short-term investments	278,749	284,384
Accounts receivable, net	341,548	377,640
Inventories:
Raw materials	121,695	106,028
Work in process	118,891	131,783
Finished goods	272,150	233,186
Total inventories	512,736	470,997
Other current assets	154,054	170,095
Total current assets	1,794,416	1,716,367
Property, plant and equipment, at cost	1,105,833	1,089,098
Less: accumulated depreciation and amortization	(672,011)	(660,262)
Property, plant and equipment, net	433,822	428,836
Goodwill, net	503,588	500,441
Purchased intangibles, net	225,020	254,228
Other investments	663,533	389,309
Other assets	46,017	52,097
Total assets	$3,666,396	$3,341,278

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable, accrued payroll and employee benefits	$268,228	$282,034
Current maturities of long-term debt and notes payable	379	265
Income and other taxes payable	22,621	35,165
Other current liabilities	144,007	129,297
Total current liabilities	435,235	446,761
Long-term debt, net of current maturities	435,728	435,710
Deferred income taxes	254,644	154,917
Other long-term liabilities	111,060	118,735
Total liabilities	1,236,667	1,156,123

Stockholders’ equity:
Class A common stock, shares issued 24,174,485 and 23,971,808 at 2015 and 2014, respectively; shares outstanding 24,174,363 and 23,971,686 at 2015 and 2014, respectively	2	2
Class B common stock, shares issued 5,131,874 and 5,098,799 at 2015 and 2014, respectively; shares outstanding 5,130,957 and 5,097,882 at 2015 and 2014, respectively	1	1
Additional paid-in capital	291,874	271,346
Class A treasury stock at cost, 122 shares at 2015 and 2014	(12)	(12)
Class B treasury stock at cost, 917 shares at 2015 and 2014	(89)	(89)
Retained earnings	1,758,573	1,694,962
Accumulated other comprehensive income	379,380	218,945
Total stockholders’ equity	2,429,729	2,185,155
Total liabilities and stockholders’ equity	$3,666,396	$3,341,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$469,961	$530,644	$1,448,884	$1,576,820
Cost of goods sold	206,509	242,068	635,729	715,713
Gross profit	263,452	288,576	813,155	861,107
Selling, general and administrative expense	187,445	202,550	568,845	600,663
Research and development expense	43,336	52,786	137,085	161,046
Income from operations	32,671	33,240	107,225	99,398
Interest expense	5,822	7,710	15,658	17,131
Foreign currency exchange losses (gains), net	2,166	3,667	8,910	6,118
Other (income) expense, net	(732)	(613)	(8,992)	(9,662)
Income before income taxes	25,415	22,476	91,649	85,811
Provision for income taxes	(8,045)	(10,967)	(28,038)	(36,003)
Net income	$17,370	$11,509	$63,611	$49,808

Basic earnings per share:
Net income per basic share	$0.59	$0.40	$2.18	$1.73
Weighted average common shares - basic	29,195	28,884	29,141	28,834

Diluted earnings per share:
Net income per diluted share	$0.59	$0.39	$2.17	$1.71
Weighted average common shares - diluted	29,439	29,141	29,372	29,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$17,370	$11,509	$63,611	$49,808
Other comprehensive income (loss):
Foreign currency translation adjustments	(27,743)	(77,956)	(10,147)	(70,322)
Foreign other post-employment benefits adjustments, net of income taxes	89	716	513	895
Net unrealized holding gains (losses) on available-for-sale (AFS) investments, net of income taxes	74,987	(13,007)	170,069	(10,252)
Other comprehensive income (loss), net of income taxes	47,333	(90,247)	160,435	(79,679)
Comprehensive income (loss)	$64,703	$(78,738)	$224,046	$(29,871)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Cash received from customers	$1,443,672	$1,613,723
Cash paid to suppliers and employees	(1,278,255)	(1,352,654)
Interest paid, net	(9,620)	(10,757)
Income tax payments, net	(15,646)	(31,105)
Investment proceeds and miscellaneous receipts, net	9,695	11,363
Excess tax benefits from share-based compensation	(3,242)	(766)
Proceeds from forward foreign exchange contracts, net	3,654	3,292
Net cash provided by operating activities	150,258	233,096
Cash flows from investing activities:
Capital expenditures	(84,013)	(80,865)
Proceeds from dispositions of property, plant and equipment	41	381
Payments for acquisitions, net of cash received, and long-term investments	(3,490)	(43,645)
Payments for purchases of intangible assets	(1,375)	(15,488)
Payments for purchases of marketable securities and investments	(172,440)	(159,607)
Proceeds from sales of marketable securities and investments	56,630	58,691
Proceeds from maturities of marketable securities and investments	121,556	99,466
Net cash used in investing activities	(83,091)	(141,067)
Cash flows from financing activities:
Net borrowings from (payments for) line-of-credit arrangements and notes payable	74	(362)
Payments on long-term borrowings	(206)	(181)
Payments of contingent consideration	(2,983)	—
Proceeds from issuance of common stock	4,726	8,365
Payments of debt issuance costs for credit agreement	—	(524)
Excess tax benefits from share-based compensation	3,242	766
Net cash provided by financing activities	4,853	8,064
Effect of foreign exchange rate changes on cash	22,058	(7,051)
Net increase in cash and cash equivalents	94,078	93,042
Cash and cash equivalents at beginning of period	413,251	331,551
Cash and cash equivalents at end of period	$507,329	$424,593
Reconciliation of net income to net cash provided by operating activities:
Net income	$63,611	$49,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,970	110,129
Share-based compensation	12,309	10,714
(Gains) losses on dispositions of securities	(19)	329
Excess tax benefits from share-based compensation	(3,242)	(766)
Changes in fair value of contingent consideration	(730)	(8,378)
Decrease in accounts receivable	16,996	51,149
Increase in inventories	(67,609)	(28,881)
Decrease in other current assets	2,620	354
Increase in accounts payable and other current liabilities	17,869	39,743
Increase (decrease) in income taxes payable	14,760	(593)
Net decrease/increase in other long-term assets/liabilities	(4,277)	9,488
Net cash provided by operating activities	$150,258	$233,096
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

Recent Accounting Standards Updates

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. We are currently evaluating the effect ASU 2015-11 will have, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, which is our current process. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We will not early adopt.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, we do not plan to early adopt. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and we have not yet selected a transition method.

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

The fair value of the consideration as of the acquisition date was $50.4 million, which includes $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration for the sales milestones was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. The sales that are required under the purchase agreement have a low probability of obtaining the thresholds. See Note 3 for further discussion.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2015 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$9.1	$—	$9.1
Asset-backed securities	—	0.4	—	$0.4
U.S. government sponsored agencies	—	1.6	—	1.6
Foreign time deposits	11.8	—	—	11.8
Money market funds	3.3	—	—	3.3
Total cash equivalents (a)	15.1	11.1	—	26.2
Available-for-sale investments:
Corporate debt securities	—	142.0	—	142.0
U.S. government sponsored agencies	—	50.3	—	50.3
Foreign government obligations	—	3.8	—	3.8
Municipal obligations	—	5.7	—	5.7
Marketable equity securities	603.6	—	—	603.6
Asset-backed securities	—	45.7	—	45.7
Total available-for-sale investments (b)	603.6	247.5	—	851.1
Forward foreign exchange contracts (c)	—	0.8	—	0.8
Total financial assets carried at fair value	$618.7	$259.4	$—	$878.1

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.6	$—	$0.6
Contingent consideration (e)	—	—	23.9	23.9
Total financial liabilities carried at fair value	$—	$0.6	$23.9	$24.5

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2014 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$4.0	$—	$4.0
Foreign time deposits	16.5	—	—	16.5
Money market funds	2.2	—	—	2.2
Total cash equivalents (a)	18.7	4.0	—	22.7
Available-for-sale investments:
Corporate debt securities	—	139.9	—	139.9
Foreign brokered certificates of deposit	—	5.2	—	5.2
U.S. government sponsored agencies	—	47.5	—	47.5
Foreign government obligations	—	4.0	—	4.0
Municipal obligations	—	6.5	—	6.5
Marketable equity securities	334.4	—	—	334.4
Asset-backed securities	—	48.4	—	48.4
Total available-for-sale investments (b)	334.4	251.5	—	585.9
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$353.1	$256.1	$—	$609.2

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.7	$—	$1.7
Contingent consideration (e)	—	—	27.7	27.7
Total financial liabilities carried at fair value	$—	$1.7	$27.7	$29.4

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2015	December 31, 2014
Short-term investments	$278.7	$284.4
Other investments	572.4	301.5
Total	$851.1	$585.9

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2015	December 31, 2014
Other current liabilities	$15.9	$13.1
Other long-term liabilities	8.0	14.6
Total	$23.9	$27.7

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. The first sales milestone was reached resulting in payments of $2.4 million and $3.0 million in the fourth quarter of 2014 and the first quarter of 2015, respectively. During the third quarter of 2015, the contingent consideration was revalued by a decrease of $0.8 million to its estimated fair value of $13.9 million as of September 30, 2015.

During the second quarter of 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. At the acquisition date, the contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The first two development/regulatory milestones were not achieved. The third development/regulatory milestone estimated value as of September 30, 2015 was $10.0 million and is included in Other current liabilities. The contingent consideration for the sales milestones at the acquisition date and at September 30, 2015 was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. The sales that are required under the purchase agreement have a low probability of obtaining the thresholds.

The following table provides a reconciliation of the Level 3 contingent consideration liability measured at estimated fair value based on original valuations and updated quarterly for the nine months ended September 30, 2015 (in millions):

2015
January 1	$27.7
Cell sorting system:
Payment of sales milestone	(3.0)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(0.8)
GnuBIO:
Increase/(decrease) in estimated fair value of contingent consideration included in Selling, general and administrative expense	—
September 30	$23.9

The following table provides quantitative information about Level 3 inputs for fair value measurement of our cell sorting system contingent consideration liability as of September 30, 2015. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	0.21%	0.67%
		Projected volatility of growth rate	10%	N/A
		Market price of risk	1.50%	N/A

To estimate the fair value of Level 2 debt securities as of September 30, 2015 and December 31, 2014, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of September 30, 2015 and December 31, 2014, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performs daily reasonableness testing of the S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$142.0	$0.3	$(0.3)	$142.0
Municipal obligations	5.7	—	—	5.7
Asset-backed securities	45.5	—	(0.1)	45.4
U.S. government sponsored agencies	50.0	0.3	—	50.3
Foreign government obligations	3.8	—	—	3.8
Marketable equity securities	29.3	3.0	(0.8)	31.5
	276.3	3.6	(1.2)	278.7
Long-term investments:
Marketable equity securities	54.5	517.6	—	572.1
Asset-backed securities	0.3	—	—	0.3
	54.8	517.6	—	572.4
Total	$331.1	$521.2	$(1.2)	$851.1

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$139.7	$0.4	$(0.2)	$139.9
Foreign brokered certificates of deposit	5.2	—	—	5.2
Municipal obligations	6.5	—	—	6.5
Asset-backed securities	48.2	—	(0.2)	48.0
U.S. government sponsored agencies	47.4	0.1	—	47.5
Foreign government obligations	4.0	—	—	4.0
Marketable equity securities	29.0	4.5	(0.2)	33.3
	280.0	5.0	(0.6)	284.4
Long-term investments:
Marketable equity securities	54.5	246.6	—	301.1
Asset-backed securities	0.4	—	—	0.4
	54.9	246.6	—	301.5
Total	$334.9	$251.6	$(0.6)	$585.9

The unrealized gains of our long-term marketable equity securities are primarily due to our investment in Sartorius AG preferred shares.

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	September 30, 2015	December 31, 2014
Fair value of investments in a loss position 12 months or more	$10.3	$8.4
Fair value of investments in a loss position less than 12 months	$81.2	$90.7
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$0.2
Gross unrealized losses for investments in a loss position less than 12 months	$1.1	$0.4

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2015 or at December 31, 2014.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2015 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses (gains), net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

September 30,
2015
Contracts maturing in October through December 2015 to sell foreign currency:
Notional value	$20.3
Unrealized loss	$—
Contracts maturing in October through December 2015 to purchase foreign currency:
Notional value	$275.4
Unrealized gain	$0.2

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2015 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$110.3	$110.3
Mature in one to five years	101.1	101.3
Mature in more than five years	35.9	35.9
Total	$247.3	$247.5

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	September 30, 2015			December 31, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$85.9	$767.9	2	$82.6	$401.1	2
Total long-term debt, excluding leases and current maturities	$423.6	$460.3	2	$423.5	$454.9	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of September 30, 2015.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2015:
Goodwill	$207.7	$320.9	$528.6
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	180.5	319.9	500.4

Currency fluctuations	(0.2)	3.4	3.2

Balances as of September 30, 2015:
Goodwill	207.5	324.3	531.8
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	$180.3	$323.3	$503.6

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	September 30, 2015
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	2-10	$86.8	$(46.4)	$40.4
Know how	1-10	186.6	(119.1)	67.5
Developed product technology	4-12	102.9	(48.0)	54.9
Licenses	1-11	39.4	(28.1)	11.3
Tradenames	6-9	2.2	(1.0)	1.2
Covenants not to compete	3-8	4.9	(1.6)	3.3
Total definite-lived intangible assets		422.8	(244.2)	178.6
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$469.2	$(244.2)	$225.0

	December 31, 2014
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	3-10	$89.4	$(43.0)	$46.4
Know how	1-11	184.7	(102.5)	82.2
Developed product technology	5-12	103.9	(42.8)	61.1
Licenses	1-11	39.4	(26.5)	12.9
Tradenames	1-10	3.6	(2.1)	1.5
Covenants not to compete	3-8	4.9	(1.2)	3.7
Total definite-lived intangible assets		425.9	(218.1)	207.8
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$472.3	$(218.1)	$254.2

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Amortization expense	$9.2	$10.9	$27.7	$32.8

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2015	$17.8
Provision for warranty	21.8
Actual warranty costs	(22.8)
September 30, 2015	$16.8

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2015	December 31, 2014
4.875% Senior Notes due 2020, net of discount	$423.6	$423.5
Capital leases and other debt	12.4	12.5
	436.0	436.0
Less current maturities	(0.3)	(0.3)
Long-term debt	$435.7	$435.7

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement, replacing the Amended and Restated Credit Agreement of June 2010, which expired on June 21, 2014. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2015, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.58% at September 30, 2015.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of September 30, 2015.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2015:	$71.2	$(16.3)	$164.0	$218.9
Other comprehensive (loss) income, before reclassifications	(10.1)	—	269.4	259.3
Amounts reclassified from Accumulated other comprehensive income	—	0.5	(0.4)	0.1
Income tax effects	—	—	(99.0)	(99.0)
Other comprehensive (loss) income, net of income taxes	(10.1)	0.5	170.0	160.4
Balances as of September 30, 2015:	$61.1	$(15.8)	$334.0	$379.3

The increase in 2015 for net unrealized holding gains on available-for-sale investments was primarily from our ownership in the preferred shares of Sartorius.

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2014:	$189.4	$(8.1)	$159.4	$340.7
Other comprehensive (loss) income, before reclassifications	(70.3)	0.6	(16.3)	(86.0)
Amounts reclassified from Accumulated other comprehensive income	—	0.4	—	0.4
Income tax effects	—	(0.1)	6.0	5.9
Other comprehensive (loss) income, net of income taxes	(70.3)	0.9	(10.3)	(79.7)
Balances as of September 30, 2014:	$119.1	$(7.2)	$149.1	$261.0

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Comprehensive income	2015	2014	2015	2014	Location
Amortization of foreign other post-employment benefit items	$(0.6)	$(0.2)	$(0.5)	$(0.4)	Selling, general and administrative expense
Net holding gains on available-for-sale investments	$0.1	$—	$0.4	$—	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic weighted average shares outstanding	29,195	28,884	29,141	28,834
Effect of potentially dilutive stock options and restricted stock awards	244	257	231	263
Diluted weighted average common shares	29,439	29,141	29,372	29,097
Anti-dilutive shares	44	117	112	111

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and investment income	$(0.7)	$(0.8)	$(8.7)	$(10.0)
Net realized gain on investments	—	—	(0.3)	—
Miscellaneous other expense (income) items, net	—	0.2	—	0.3
Other (income) expense, net	$(0.7)	$(0.6)	$(9.0)	$(9.7)

10.    INCOME TAXES

Our effective income tax rate was 32% and 49% for the three months ended September 30, 2015 and 2014, respectively. Our effective income tax rate was 31% and 42% for the first nine months of 2015 and 2014, respectively. The effective income tax rate for the third quarter and the first nine months of 2015 included a tax benefit from the release of U.S. tax liabilities as a result of lapses of statutes of limitation. The effective income tax rate for the third quarter and the first nine months of 2014 was higher primarily due to losses incurred in foreign jurisdictions for which no income tax benefit was expected, and nondeductible penalties.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate, including Switzerland, Russia, the U.K. and Singapore, have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

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

As of September 30, 2015, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.9 million. Substantially all such amounts will impact our effective income tax rate.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2015 and 2014 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2015	$150.4	$316.2	$3.4
	2014	$172.8	$354.7	$3.1

Segment net (loss) profit	2015	$(12.3)	$40.2	$0.4
	2014	$(10.6)	$47.8	$0.1

Information regarding industry segments for the nine months ended September 30, 2015 and 2014 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2015	$476.8	$961.9	$10.2
	2014	$504.6	$1,062.0	$10.2

Segment net (loss) profit	2015	$(20.4)	$116.3	$0.2
	2014	$(24.5)	$130.3	$0.4

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  During the three and nine months ended September 30, 2014, these expenses included an accrual of $12.1 million and

$20.1 million, respectively, associated with the U.S. Securities and Exchange Commission (SEC) and Department of Justice (DOJ) investigations relating to the U.S. Foreign Corrupt Practices Act (FCPA), for which a final settlement was reached in the fourth quarter of 2014. Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total segment profit	$28.3	$37.3	$96.1	$106.2
Foreign currency exchange losses, net	(2.2)	(3.7)	(8.9)	(6.1)
Net corporate operating, interest and other expense not allocated to segments	(1.4)	(11.7)	(4.6)	(24.0)
Other income (expense), net	0.7	0.6	9.0	9.7
Consolidated income before income taxes	$25.4	$22.5	$91.6	$85.8

12.    LEGAL PROCEEDINGS

On January 23, 2015, the City of Riviera Beach General Employees’ Retirement System filed a shareholder derivative lawsuit in the Superior Court of Contra Costa County against three of our current directors and one former director. We are also named as a nominal defendant. In the complaint, the plaintiff alleges that our directors breached their fiduciary duty of loyalty by failing to ensure that we had sufficient internal controls and systems for compliance with the FCPA; that we failed to provide adequate training on the FCPA; and that based on these actions, the directors have been unjustly enriched. Purportedly seeking relief on our behalf, the plaintiff seeks an award of restitution and unspecified damages, costs and expenses (including attorneys’ fees). On April 23, 2015, we and the individual defendants filed a demurrer requesting dismissal of the complaint in this case. The demurrer was heard on August 6, 2015, and the Court granted the demurrer for failure to make a demand on our Board of Directors on August 17, 2015, but provided leave to amend. On September 4, 2015, the plaintiff filed an amended complaint and simultaneously served a litigation demand letter on our Board of Directors via its counsel in this action. The letter demands that we investigate and bring appropriate legal action against certain individuals, including the defendants in the City of Riviera Beach case and six current and former employees. The plaintiff also moved for a temporary stay in the proceedings, purportedly to enable the Board to respond to the demand. The Board has formed a demand review committee to respond to the demand. On October 6, 2015, we and the individual defendants filed a second demurrer, seeking to dismiss the case for failure to make a timely pre-suit demand. A hearing will be held on the motion on November 19, 2015. The caption is City of Riviera Beach General Employees’ Retirement System v. Schwartz et al., Case No. C-15-00140.

On August 13, 2015 and August 18, 2015, respectively, each of International Brotherhood of Electrical Workers Local 38 Pension Fund and Wayne County Employees’ Retirement System filed a stockholder derivative complaint in the Delaware Court of Chancery against four of our current directors and one former director. Bio-Rad is named as a nominal defendant in the complaints. The complaints allege that the defendants failed to cause Bio-Rad to develop internal controls sufficient to ensure our compliance with the FCPA. The plaintiffs assert claims for breach of fiduciary duty and unjust enrichment and request an award of the damages Bio-Rad sustained as a result of the alleged violations, among other relief. The two lawsuits were consolidated on August 27, 2015.  The caption of the consolidated case is In re Bio-Rad Laboratories, Inc. Stockholder Litigation, Consol. C.A. No. 11387-VCN (Del. Ch.).

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our current directors and one former director. The plaintiff’s suit alleges whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising

FCPA-related concerns. He also alleges wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff seeks back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. We believe this lawsuit is without merit, and on July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under Dodd-Frank and California Labor Code 1102.5 and the claims against the directors under Sarbanes-Oxley and Dodd-Frank. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under Dodd-Frank as against both us and the director defendants.

On November 24, 2014, we filed a demand for arbitration in the San Francisco office of the American Arbitration Association against three former key employees and security holders of QuantaLife, Inc., a company we acquired in October 2011. We seek injunctive relief prohibiting the respondents from using our confidential information, among other things, as well as damages and attorneys’ fees. In the event our claims are rejected, we may be required to pay some or all of the respondents’ attorneys’ fees, which may be material.

We are vigorously defending against, or pursuing, as the case may be, the claims above. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability. In addition, we are party to various other claims, legal actions and complaints arising in the ordinary course of business.  We do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position or liquidity. However, we cannot give any assurance regarding the ultimate outcome of these other matters and their resolution could be material to our operating results for any particular period, depending on the level of income for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2014 and the financial statements for the three and nine months ended September 30, 2015.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 38% of our year-to-date 2015 consolidated net sales are derived from the United States and approximately 62% are derived from international locations, with Europe being our largest international region.  Our international sales are largely denominated in local currencies such as Euros, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses.

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

The fair value of the consideration as of the acquisition date was $50.4 million, which included $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The first two development/regulatory milestones were not achieved. The third development/regulatory milestone estimated value as of September 30, 2015 was $10.0 million and is included in Other current liabilities. The contingent consideration for the sales milestones at the acquisition date and at September 30, 2015 was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. The sales that are required under the purchase agreement have a low probability of obtaining the thresholds.

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. The first sales milestone was reached with payments of $2.4 million and $3.0 million in the fourth quarter of 2014 and the first quarter of 2015, respectively. During the third quarter of 2015, the contingent consideration was revalued by a decrease of $0.8 million to Selling, general and administrative expense to its estimated fair value of $13.9 million as of September 30, 2015.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.9	45.6	43.9	45.4
Gross profit	56.1	54.4	56.1	54.6
Selling, general and administrative expense	39.9	38.2	39.3	38.1
Research and development expense	9.2	9.9	9.5	10.2
Net income	3.7	2.2	4.4	3.2

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and nine months ended September 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2014 filed with the SEC.

Three Months Ended September 30, 2015 Compared to
Three Months Ended September 30, 2014

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the third quarter of 2015 were $470.0 million compared to $530.6 million in the third quarter of 2014, a decrease of 11.4%.  Excluding the impact of foreign currency, third quarter 2015 sales decreased by approximately 2.2% compared to the same period in 2014.  Currency neutral sales decreased primarily in Europe and Asia Pacific, excluding Japan.

The Life Science segment sales for the third quarter of 2015 were $150.4 million, a decrease of 13.0% compared to the same period last year.  On a currency neutral basis, sales decreased 5.9% compared to the third quarter in 2014. The currency neutral sales decrease was realized primarily in our protein purification and quantification products, partially offset by growth in Droplet Digital™ PCR and cell biology products. Sales were also lower by delays in production and shipping due to integration issues associated with the implementation of the second phase of a global single instance enterprise resource planning ("ERP") platform in July 2015. The currency neutral sales decrease was primarily in the U.S. and Asia Pacific, partially offset by modest growth in Europe.

The Clinical Diagnostics segment sales for the third quarter of 2015 were $316.2 million, a decrease of 10.9% compared to the same period last year.  On a currency neutral basis, sales were relatively flat, decreasing 0.5% compared to the third quarter in 2014.  In anticipation of the implementation of the second phase of a global single instance ERP platform in July 2015, some sales deliveries occurred in the second quarter of 2015 rather than in the third quarter of 2015. The Clinical Diagnostics segment currency neutral sales decrease was primarily from blood typing and infectious disease, offset by growth in quality control products. The currency neutral sales decrease was primarily in the European markets that are still experiencing consolidation and pricing pressures, offset by sales increases in the U.S. and Asia Pacific, excluding China.

Consolidated gross margins were 56.1% for the third quarter of 2015 compared to 54.4% for the third quarter of 2014.  Life Science segment gross margins for the third quarter of 2015 increased by approximately
0.9 percentage points from the same period last year. The U.S. realized higher gross margins, partially offset by lower gross margins in other regions. Gross margins benefited from lower overall costs associated with the closing of a manufacturing plant in 2014. Clinical Diagnostics segment gross margins for the third quarter of 2015 increased by approximately 1.7 percentage points from the same period last year. The increase compared to the same period in 2014 was primarily due to the 2014 consolidation and closure of certain facilities, the discontinuation of an underperforming product line, and reduced acquisition intangible amortization.

Selling, general and administrative expenses (SG&A) decreased to $187.4 million or 39.9% of sales for the third quarter of 2015 compared to $202.6 million or 38.2% of sales for the third quarter of 2014.  Underlying the overall decrease in SG&A was the impact of foreign currency and an accrual of $9.7 million in the third quarter of 2014 associated with the SEC and DOJ investigations relating to the FCPA for which a final settlement was reached in the fourth quarter of 2014. Currency neutral decreases in SG&A included professional fees and third party commissions. Currency neutral increases in SG&A were employee-related expenses, our largest cost, facilities and software costs that included an increase in depreciation for the July 2015 implementation of the second phase of a global single instance ERP platform, as well as a change of $2.2 million from the revaluations of contingent consideration.

Research and development expense (R&D) decreased to $43.3 million or 9.2% of sales in the third quarter of 2015 compared to $52.8 million or 9.9% of sales in the third quarter of 2014.  Underlying the decrease in R&D was the impact of foreign currency. Life Science segment R&D decreased in the third quarter of 2015 from the prior year period due in part to headcount reductions, lower supplies and lower external product development spend. Clinical Diagnostics segment R&D decreased in the third quarter of 2015 from the prior year period due in part to the completion of projects as products approach launch, the prior year closing or consolidation of facilities, and the discontinuation of an underperforming product line in 2014.

Results of Operations – Non-operating

Interest expense for the third quarter of 2015 decreased by $1.9 million to $5.8 million compared to $7.7 million for the third quarter of 2014 primarily due to an accrual of $2.4 million in the third quarter of 2014 associated with our offer to settle the SEC and DOJ investigations relating to the FCPA investigation for which a final settlement was reached in the fourth quarter of 2014. The decrease was partially offset by the cessation of capitalization of interest expense associated with the implementation of the second phase of the global single instance ERP platform in July 2015.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended September 30, 2015 decreased compared to the prior year period primarily due to the estimating process inherent in the timing of shipments and payments of intercompany debt.

Other (income) expense, net for the third quarter of 2015 increased to $0.7 million income, essentially flat compared to $0.6 million income for the third quarter of 2014.

Our effective income tax rate was 32% and 49% for the three months ended September 30, 2015 and 2014, respectively. The effective income tax rate for the third quarter of 2015 included a tax benefit from the release of U.S. tax liabilities as a result of lapses of statutes of limitation. The effective income tax rate for the third quarter of 2014 was higher primarily due to losses incurred in foreign jurisdictions for which no income tax benefit was expected, and nondeductible penalties.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate, including Switzerland, Russia, the U.K. and Singapore, have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

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

As of September 30, 2015, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.9 million. Substantially all such amounts will impact our effective income tax rate.

Nine Months Ended September 30, 2015 Compared to
Nine Months Ended September 30, 2014

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first nine months of 2015 were $1.45 billion compared to $1.58 billion for the first nine months of 2014, a decrease of 8.1%.  Excluding the impact of foreign currency, the first nine months of 2015 sales increased by approximately 1.2% compared to the same period in 2014.  Currency neutral sales growth was primarily in the U.S., China and Latin America, partially offset by decreased sales in Europe and Asia Pacific, excluding China.

The Life Science segment sales for the first nine months of 2015 were $476.8 million, a decrease of 5.5% compared to the same period last year.  On a currency neutral basis, sales increased 2.2% compared to the first nine months of 2014. The currency neutral sales increase was realized primarily in our Droplet Digital™ PCR, western blotting, process chromatography media and cell biology products. The currency neutral sales increase was primarily in the U.S. and Europe, partially offset by lower sales in Asia Pacific.

The Clinical Diagnostics segment sales for the first nine months of 2015 were $961.9 million, a decrease of 9.4% compared to the same period last year.  On a currency neutral basis, sales increased 0.7% compared to the first nine months of 2014. The Clinical Diagnostics segment had currency neutral sales growth from quality controls and immunology products, partially offset by declines in blood typing and infectious disease. Currency neutral sales growth was primarily in North America, Latin America and China, while European markets are still experiencing consolidation and pricing pressures.

Consolidated gross margins were 56.1% for the first nine months of 2015 compared to 54.6% for the first nine months of 2014.  Life Science segment gross margins for the first nine months of 2015 increased by approximately 0.9 percentage points from the same period last year primarily due to sales of higher gross margin products including Droplet Digital™ PCR, gene expression and cell biology products. In addition, lower service costs in Europe and costs associated with the closing of a manufacturing plant in 2014 also contributed to higher margins. Clinical Diagnostics segment gross margins for the first nine months of 2015 increased by approximately 1.8 percentage points from the same period last year. The increase compared to the same period in 2014 was primarily due to the 2014 consolidation and closure of certain facilities, the discontinuation of an underperforming product line, and reduced acquisition intangible amortization.

SG&A decreased to $568.8 million or 39.3% of sales for the first nine months of 2015 compared to $600.7 million or 38.1% of sales for the first nine months of 2014.  Underlying the overall decrease in SG&A was the impact of foreign currency and an accrual of $19.5 million in 2014 associated with the SEC and DOJ investigations relating to the FCPA for which a final settlement was reached in the fourth quarter of 2014. Currency neutral decreases in SG&A included travel and third party commissions. Increases in SG&A were a change of $7.6 million from the revaluations of contingent consideration, $3.3 million of bad debt expense, including an allowance for our Greek entity receivables, and a one-time distributor termination cost of $1.9 million. Currency neutral increases in SG&A were employee-related expenses, our largest cost, facilities and professional fees.

R&D decreased to $137.1 million or 9.5% of sales in the first nine months of 2015 compared to $161.0 million or 10.2% of sales in the first nine months of 2014.  Underlying the decrease in R&D was the impact of foreign currency. Life Science segment R&D decreased in the first nine months of 2015 from the prior year period primarily due in part to headcount reductions, lower supplies and lower external product development spend. Clinical Diagnostics segment R&D decreased in the first nine months of 2015 from the prior year primarily due to the completion of projects as projects approach launch, the prior year closing or consolidation of facilities, and the discontinuation of an underperforming product line.

Results of Operations – Non-operating

Interest expense for the first nine months of 2015 decreased by $1.5 million to $15.7 million compared to $17.1 million for the first nine months of 2014 primarily due to a higher capitalization of interest expense associated with the second phase of implementing the global single instance ERP platform, which was implemented in July 2015. Interest expense also decreased $0.6 million compared to the same period in 2014 associated with our offer to settle the SEC and DOJ investigations relating to the FCPA investigation for which a final settlement was reached in the fourth quarter of 2014.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the first nine months of 2015 increased compared to the prior year period primarily due to the estimating process inherent in the timing of shipments and payments of intercompany debt, and a Euro/Swiss Franc position that was not hedged in January 2015.

Other (income) expense, net for the first nine months of 2015 decreased to $9.0 million income compared to $9.7 million income for the first nine months of 2014 mostly due to lower interest and investment income primarily related to a weaker 2015 exchange rate for the ordinary and preferred dividends from our investment in Sartorius AG, partially offset by higher net realized gains on investments.

Our effective income tax rate was 31% and 42% for the first nine months of 2015 and 2014, respectively. The effective income tax rate for the first nine months of 2015 included a tax benefit from the release of U.S. tax liabilities as a result of lapses of statutes of limitation. The effective tax rate for the first nine months of 2014 was higher primarily due to losses incurred in foreign jurisdictions for which no income tax benefit is expected, and nondeductible penalties.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate, including Switzerland, Russia, the U.K. and Singapore, have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our domestic $200.0 million unsecured Credit Agreement that we entered into in June 2014.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2015, however $5.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019.

At September 30, 2015, we had $786.1 million in cash, cash equivalents and short-term investments, of which approximately 47% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under our domestic and international lines of credit, we had $198.7 million available for borrowing as of September 30, 2015, which was reduced by $5.3 million that was utilized for standby letters of credit issued by our banks to support our obligations, mostly to meet the deductible amount under insurance policies for our benefit. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

While economic growth is somewhat improving, instability still exists in developed nations and in the U.S., such as the slowing rate of growth in China, which may adversely affect our future cash flows. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving, such as the recent situation in Greece where we recorded at June 30, 2015 an additional allowance for uncollectible accounts receivables for sovereign risk based in part on the Greek government debt crisis. As of September 30, 2015 and December 31, 2014, our Greek entity had accounts receivable, net of an allowance for doubtful accounts, of $1.9 million and $3.0 million, respectively. As of September 30, 2015 and December 31, 2014, we had accounts receivable, net of an allowance for doubtful accounts, in Spain, Italy and Portugal of $41.5 million and $42.4 million, respectively.

Cash Flows from Operations

Net cash provided by operations was $150.3 million and $233.1 million for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in cash flows primarily resulted from:

•
lower cash received from customers primarily due to the value of foreign currency denominated collections that were affected by a strengthening in the U.S. dollar, disproportionately larger collections in 2014 from the Spanish government, lower U.S. collections in 2015 as U.S. collections were higher in 2014 resulting from delays that started in April 2013 with the first deployment of a new ERP system, and lower collections in the third quarter of 2015 associated with the second deployment of the ERP system, partially offset by

•	less cash paid to suppliers and employees primarily related to a decrease in foreign exchange rates, and reductions in force, partially offset by higher performance-based compensation payments, and

•
an overall decrease in income tax payments of $15.5 million primarily due to approximately $28.3 million of income tax refunds received in 2015, as compared to $20.0 million of income tax refunds received in 2014.

Cash Flows from Investing Activities

Net cash used in investing activities was $83.1 million compared to $141.1 million for the nine months ended September 30, 2015 and 2014, respectively. Payments for acquisitions were higher in 2014 due to the acquisition of GnuBIO. Purchases of intangible assets were lower in 2015 than in 2014 primarily due to lower purchases of licenses. Purchases, sales and maturities of marketable securities and investments combined had an overall increase of $7.2 million primarily due to an increase in maturities, partially offset by an increase in purchases and a decrease in security sales. Capital expenditures were slightly higher for the nine months ended September 30, 2015 compared to the same period last year as we implemented the second phase of a global single instance ERP platform in July 2015.

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

Capital expenditures totaled $84.0 million and $80.9 million for the nine months ended September 30, 2015 and 2014, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to continue to remain historically higher for the next three years or more. However, we expect capital expenditures to be lower in 2015 as we expect the third phase of the ERP system to ramp up in 2016. The current estimated future project cost for global implementation for the single instance ERP platform is projected to be $150 million to $200 million and is estimated to take more than three years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.9 million compared to $8.1 million for the nine months ended September 30, 2015 and 2014, respectively. This decrease for the nine months ended September 30, 2015 was primarily due to the contingent consideration payment for the cell sorting system and a decrease in proceeds from the issuance of common stock.

We have outstanding Senior Notes of $425 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of September 30, 2015. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013 and therefore we do not anticipate any repurchasing of shares for this purpose. We had no repurchases of our stock during the first nine months of 2015 or 2014.

Recent Accounting Standards Updates

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. We are currently evaluating the effect ASU 2015-11 will have, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, which is our current process. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We will not early adopt.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, we do not plan to early adopt. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures and we have not yet selected a transition method.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2015, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the ended September 30, 2015 covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first nine months of 2015 our foreign subsidiaries generated 62% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (particularly with respect to the recent invalidation of the U.S.-European Union safe harbor by the European Court of Justice), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. In our second deployment, which we launched in July 2015, we have experienced delays in manufacturing and logistics, which has impacted our sales. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise, particularly in the next few months as a result of our second deployment. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

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
As of September 30, 2015, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $43.4 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the recent decline in oil prices, could adversely affect our business, results of operations or financial condition.

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

Some of our products (primarily our Clinical Diagnostic products), production processes and marketing are subject to U.S. federal, state and local, and foreign regulation, including by the FDA in the United States and its foreign counterparts.  The FDA regulates our Clinical Diagnostic products as medical devices, and we are subject to significant regulatory clearances or approvals to market our Clinical Diagnostic products and other requirements including, for example, recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. For example, the FDA issued a warning letter in connection with its audit of our manufacturing site in Munich in February 2015. The scope of the audit was for our products manufactured at this site, which include collection devices and special chemistry tests; however the warning letter does not require us to suspend production or sale of these products. We have taken action to remediate the issues identified in the letter, and we submitted our official reply to the FDA in September 2015.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, Europe will publish broad changes to its regulations regarding in vitro diagnostic medical devices in 2016, including stricter product labeling requirements, Russia has recently enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, reduced sales and potential fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Specifically, a resolution passed by Russia in February 2015 prohibits the procurement of certain types of medical devices by Russian state entities from foreign companies provided there are a sufficient number of Russian manufacturers submitting tenders. Such regulations could adversely affect our business, results of operations and financial condition.

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

Our information technology (IT) systems are an integral part of our business, and a serious disruption of our IT systems could have a material adverse effect on our business, results of operations and financial condition. We depend on our IT systems to process orders, manage inventory and collect accounts receivable.  Our IT systems also allow us to efficiently purchase products from our suppliers and ship products to our customers on a timely basis, maintain cost-effective operations and provide customer service.  We may experience disruption of our IT systems due to redundancy issues with our network servers. We cannot assure you that our contingency plans will allow us to operate at our current level of efficiency.

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

We have substantial debt and have the ability to incur additional debt. As of September 30, 2015, we had approximately $436.1 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $5.0 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 4, 2015	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	November 4, 2015	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer