Form 10-K
period 2015-12-31
BIO RAD LABORATORIES INC
filed 2016-02-29
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015
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

As of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $3,078,497,167 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $47,647,582.

As of February 16, 2016, there were 24,236,681 shares of Class A Common Stock and 5,125,441 shares of Class B Common Stock outstanding.
Documents Incorporated by Reference

Document		Form 10-K Parts
(1) Definitive Proxy Statement to be mailed to stockholders in connection with the
registrant's 2016 Annual Meeting of Stockholders (specified portions)		III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2015

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

As we broadened our product lines, we also expanded our geographical market.  We have direct distribution channels in over 30 countries outside the United States through subsidiaries whose focus is sales, customer service and product distribution. In some regions, sales efforts are supplemented by distributors and agents.

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  Our Life Science segment and our Clinical Diagnostics segment generated 34% and 65%, respectively, of our net sales for the year ended December 31, 2015. We generated approximately 36% of our consolidated net sales for the year ended December 31, 2015 from U.S. sales and approximately 64% from sales in our remaining worldwide markets.

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

We also use a range of sales and marketing intermediaries (SMIs) in our international markets, excluding Western Europe and Canada. The types of SMIs we utilize are distributors, agents, brokers and resellers. We have programs and policies in place with our SMIs that require compliance with all applicable laws, including adhering to our anti-corruption standards to ensure a transparent sale to our customers.

Our customer base is broad and diversified. Our worldwide customer base includes (1) prominent university and research institutions, providing us access to more than 150,000 scientists in the United States alone; (2) hospital, public health and commercial laboratories; (3) other leading diagnostic manufacturers; and (4) leading companies in the biotechnology, pharmaceutical, chemical and food industries.  In 2015, no single customer accounted for more than three percent of our total net sales.  Our sales are affected by a number of external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding has in the past and could in the future have a detrimental effect on the results of this segment.

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
Research and Development

We conduct extensive research and development activities in all areas of our business, employing approximately 745 people worldwide in these activities.  Research and development has played a major role in Bio-Rad’s growth and is expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development of new products and applications, we interact with scientific and medical professionals at universities, hospitals and medical schools, and within our industry. We spent approximately $193.0 million, $220.3 million and $211.0 million on research and development activities in 2015, 2014 and 2013, respectively.

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

Employees

At December 31, 2015, Bio-Rad had approximately 7,770 employees.  Approximately eight percent of our approximately 3,100 U.S. employees are covered by a collective bargaining agreement, which will expire on November 8, 2016.  Many of our non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  We consider our employee relations in general to be good.

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

We cannot be certain that our remediation efforts will be sufficient to comply with the terms of the NPA and the SEC Order. Our failure to comply with the NPA and the SEC Order could result in future actions against us by the DOJ and the SEC. In addition, whether by virtue of disclosure of the NPA and the SEC Order or otherwise, we may be subject to investigations by foreign governments or further claims by third parties arising from conduct subject to the investigation or our other international operations. For additional information regarding further claims by third parties, see Part I, Item 3 of this Annual Report. Many of our customers in our significant international operations are government agencies or state-owned or state-controlled universities, hospitals and laboratories. The disclosure of the NPA and the SEC Order could harm our reputation with these customers, which could materially adversely affect our business, results of operations and financial condition.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 30 countries outside the United States, and in 2015 our foreign subsidiaries generated 64% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (particularly with respect to the recent invalidation of the U.S.-European Union safe harbor by the European Court of Justice), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Violations of laws and regulations also could result in prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, or our business, results of operations and financial condition. See also our risk factor regarding government regulations below.

The industries and market segments in which we operate are highly competitive, and we may not be able to compete effectively.

The life science and clinical diagnostics markets are each highly competitive. Some of our competitors have merged, and some of our competitors have greater financial resources than we do and are less leveraged than we are, making them better equipped to license technologies and intellectual property from third parties or to fund research and development, manufacturing and marketing efforts. For more information about our competitors, see “Competition” in Part I, Item 1 of this Annual Report. Moreover, competitive and regulatory conditions in many markets in which we operate restrict our ability to fully recover, through price increases, higher costs of acquired goods and services resulting from inflation and other drivers of cost increases. Many public tenders have become more competitive due to governments lengthening the commitments of their public tenders to multiple years, which reduce the number of tenders in which we can participate annually. Because the value of these multiple-year tenders is so high, our competitors have been more aggressive with their pricing. Our failure to compete effectively and/or pricing pressures resulting from competition could adversely affect our business, results of operations and financial condition.

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

As stated above, a significant portion of our operations and sales are outside of the United States. When we make purchases and sales in currencies other than the U.S. dollars, we are exposed to fluctuations in foreign currencies relative to the U.S. dollar that may adversely affect our results of operations and financial condition. Our international sales are largely denominated in local currencies. As a result, the strengthening of the U.S. dollar negatively impacts our consolidated net sales expressed in U.S. dollars. Conversely, when the U.S. dollar weakens, our expenses at our international sites increase. In addition, the volatility of other currencies, such as the Swiss Franc, Brazilian Real and Russian Ruble, may negatively impact our operations outside of the United States and increase our costs to hedge against currency fluctuations. We cannot assure you that future shifts in currency exchange rates will not have a material adverse effect on our results of operations and financial condition. For further information regarding our foreign exchange risk, see “Foreign currency exchange gains and losses” in Part II, Item 7, and “Foreign Exchange Risk” in Part II, Item 7A of this Annual Report.

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. In our second deployment, which we launched in July 2015, we experienced delays in manufacturing and logistics, which adversely impacted our sales. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise, particularly in the next few months as a result of our second deployment. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

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

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. As previously disclosed, in connection with our assessment of the effectiveness of internal control over financial reporting and the preparation of our financial statements for the year ended December 31, 2013, we identified a material weakness in the design of monitoring controls over operations at certain of our locations both within the United States and overseas, as well as a lack of documentation required to operate these controls appropriately. Although we remediated this material weakness as of December 31, 2014, we cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. For example, we previously identified different material weaknesses in internal controls at December 31, 2012 and December 31, 2010, both of which have been remediated.

Such material weaknesses have adversely affected us in the past and could affect us in the future, and the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain new and more precise monitoring controls and improved detection and communication of financial misstatements across all levels of the organization could result in additional material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence, and could cause the trading price of our common stock to decline. For further information regarding our controls and procedures, see Part II, Item 9A of this Annual Report.

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

In recent years, we have been faced with very challenging global economic conditions. Further deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of December 31, 2015, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $40.7 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the recent decline in oil prices, could adversely affect our business, results of operations or financial condition.

Reductions in government funding and the capital spending programs of our customers could have a material adverse effect on our business, results of operations or financial condition.

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies.  The capital spending programs of these institutions and companies have a significant effect on the demand for our products.  Such programs are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities for various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods.  If government funding to our customers were to decrease, or if our customers were to decrease or reallocate their budgets in a manner adverse to us, our business, results of operations or financial condition could be materially and adversely affected. For more information on our customers, see “Sales and Marketing” in Part I, Item 1 of this Annual Report.

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

•
Third party payors, such as Medicare and Medicaid in the United States, have reduced their reimbursements for certain medical products and services. Our Clinical Diagnostics business is impacted by the level of reimbursement available for clinical tests from third party payors. In the United States payment for many diagnostic tests furnished to Medicare fee-for-service beneficiaries is made based on the Medicare Clinical Laboratory Fee Schedule (CLFS), a fee schedule established and adjusted from time to time by the Centers for Medicare and Medicaid Services (CMS). Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Clinicians may decide not to order clinical diagnostic tests if third party payments are inadequate, and we cannot predict whether third party payors will offer adequate reimbursement for tests utilizing our products to make them commercially attractive. Legislation, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA) and the Middle Class Tax Relief and Job Creation Act of 2012, has reduced the payments for clinical laboratory services paid under the CLFS. In addition, the Protecting Access to Medicare Act of 2014 will make significant changes to the way Medicare will pay for clinical laboratory services, which will further reduce reimbursement rates.

•
The PPACA has also imposed a 2.3% excise tax on the sales of certain medical devices in the U.S., which we are required to pay on most of our United States Clinical Diagnostic sales. However, the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax during the period beginning on January 1, 2016, and ending on December 31, 2017.

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

Some of our products (primarily our Clinical Diagnostic products), production processes and marketing are subject to U.S. federal, state and local, and foreign regulation, including by the FDA in the United States and its foreign counterparts.  The FDA regulates our Clinical Diagnostic products as medical devices, and we are subject to significant regulatory clearances or approvals to market our Clinical Diagnostic products and other requirements including, for example, recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. For example, the FDA issued a warning letter in connection with its inspection of our manufacturing site in Munich in February 2015. The scope of the inspection was for our products manufactured at this site, which include collection devices and special chemistry tests. We have taken action to remediate the issues identified in the letter, and we submitted our official reply to the FDA in September 2015. The FDA has accepted the majority of our responses and a follow-up inspection required to close the warning letter is scheduled for April 2016. There has been no suspension of production or distribution activity as a result of this warning letter.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, Europe is expected to publish broad changes to its regulations regarding in vitro diagnostic medical devices in 2016, including stricter product labeling requirements, Russia has recently enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, reduced sales and potential fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Specifically, a resolution passed by Russia in February 2015 prohibits the procurement of certain types of medical devices by Russian state entities from foreign companies provided there are a sufficient number of Russian manufacturers submitting tenders. Such regulations could adversely affect our business, results of operations and financial condition.

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

As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies. For information about our recent acquisitions, see “Overview” in Part II, Item 7 of this Annual Report. In order to be successful in these activities, we must, among other things:

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

Acts of terrorism, bioterrorism, violence or war could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East and Eastern Europe. In particular, the political turmoil in Ukraine, along with the response of the Russian and U.S. governments to this situation, has the potential to impact our operations in Russia. Any of these events could adversely affect our business, results of operations and financial condition.

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

We have substantial debt and have the ability to incur additional debt. As of December 31, 2015, we had approximately $436.0 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.8 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We own our corporate headquarters located in Hercules, California.  The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Richmond, California	Owned/Leased
	Hercules, California	Owned/Leased
	Pleasanton, California	Leased
	Singapore	Leased
	Shanghai, China	Leased
	Oxford, England	Leased

Clinical
Diagnostics	Hercules, California	Owned/Leased
	Benicia, California	Leased
	Irvine, California	Leased
	Greater Seattle area, Washington	Leased
	Cambridge, Massachusetts	Leased
	Lille, France	Owned
	Greater Paris area, France	Leased
	Nazareth-Eke, Belgium	Leased
	Cressier, Switzerland	Owned/Leased
	Dreieich, Germany	Owned/Leased

Most manufacturing and research facilities also house administration, sales and distribution activities.  In addition, we lease office and warehouse facilities in a variety of locations around the world.  The facilities are used principally for sales, service, distribution and administration for both segments.

ITEM 3. LEGAL PROCEEDINGS

On January 23, 2015, the City of Riviera Beach General Employees’ Retirement System filed a shareholder derivative lawsuit in the Superior Court of California, Contra Costa County, against three of our current directors and one former director. We are also named as a nominal defendant. In the complaint, the plaintiff alleges that our directors breached their fiduciary duty of loyalty by failing to ensure that we had sufficient internal controls and systems for compliance with the Foreign Corrupt Practices Act ("FCPA"); that we failed to provide adequate training on the FCPA; and that based on these actions, the directors have been unjustly enriched. Purportedly seeking relief on our behalf, the plaintiff seeks an award of restitution and unspecified damages, costs and expenses (including attorneys’ fees). On April 23, 2015, we and the individual defendants filed a demurrer requesting dismissal of the complaint in this case. The demurrer was heard on August 6, 2015, and the Court granted the demurrer for failure to make a demand on our Board of Directors on August 17, 2015, but provided leave to amend. On September 4, 2015, the plaintiff filed an amended complaint and simultaneously served a litigation demand letter on our Board of Directors via its counsel in this action. The letter demands that we investigate and bring appropriate legal action against certain individuals, including the defendants in the City of Riviera Beach case and six current and former employees. The plaintiff also moved for a temporary stay in the proceedings, purportedly to enable the Board to respond to the demand. The Board has formed a Demand Review Committee to respond to the demand. On
February 24, 2016, the Demand Review Committee reported to the Board that it had concluded its investigation and unanimously determined that it is not in the best interests of the Company and its stockholders to pursue litigation against any individuals named in the City of Riviera Beach’s litigation demand letter. On October 6, 2015, we and the individual defendants filed a second demurrer, seeking to dismiss the case for failure to make a timely pre-suit demand. The case has been stayed pending mediation. The caption is City of Riviera Beach General Employees’ Retirement System v. Schwartz et al., Case No. C-15-00140.

On August 13, 2015 and August 18, 2015, respectively, each of International Brotherhood of Electrical Workers Local 38 Pension Fund and Wayne County Employees’ Retirement System filed a stockholder derivative complaint in the Delaware Court of Chancery against four of our current directors and one former director. We are named as a nominal defendant in the complaints. The complaints allege that the defendants failed to cause us to develop internal controls sufficient to ensure our compliance with the FCPA. The plaintiffs assert claims for breach of fiduciary duty and unjust enrichment and request an award of the damages we sustained as a result of the alleged violations, among other relief. The two lawsuits were consolidated on August 27, 2015.  The case has been stayed pending mediation. The caption of the consolidated case is In re Bio-Rad Laboratories, Inc. Stockholder Litigation, Consol. C.A. No. 11387-VCN (Del. Ch.).

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our current directors and one former director. The plaintiff’s suit alleges whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleges wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff seeks back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. We believe this lawsuit is without merit, and on July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. Discovery has started. A mediation is scheduled for April 19, 2016 and trial is scheduled for January 9, 2017.

We are vigorously defending against the claims above. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability. In addition, we are party to various other claims, legal actions and complaints arising in the ordinary course of business.  We do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position or liquidity. However, we cannot give any assurance regarding the ultimate outcome of these other matters and their resolution could be material to our operating results for any particular period, depending on the level of income for the period.

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

	Class A		Class B
	High	Low	High	Low
2015
Fourth Quarter	$142.48	$132.49	$141.77	$134.08
Third Quarter	152.38	131.25	152.57	131.83
Second Quarter	151.97	133.38	151.93	123.31
First Quarter	137.23	112.51	137.23	113.32
2014
Fourth Quarter	$122.93	$102.71	$120.50	$108.80
Third Quarter	122.73	113.37	122.40	115.60
Second Quarter	131.42	117.98	128.70	118.40
First Quarter	134.13	120.43	135.60	121.10

On February 16, 2016, we had 298 holders of record of Class A Common Stock and 128 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 400 MidCap Index and a selected peer group, assuming $100 invested on December 31, 2010, and reinvestment of dividends if paid:

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

ITEM 6.  SELECTED FINANCIAL DATA

BIO-RAD LABORATORIES, INC.
Selected Financial Data
(in thousands, except per share data)
	Year Ended December 31,
	2015	2014	2013	2012	2011

Net sales	$2,019,441	$2,175,044	$2,132,694	$2,069,235	$2,073,529
Cost of goods sold	897,771	996,527	954,216	914,077	894,700
Gross profit	1,121,670	1,178,517	1,178,478	1,155,158	1,178,829
Selling, general and administrative expense	761,990	808,200	798,070	681,778	695,984
Research and development expense	192,972	220,333	210,952	209,204	177,604
Interest expense	21,692	22,131	61,271	51,112	53,135
Foreign exchange losses, net	10,249	9,305	8,566	5,040	13,842
Other (income) expense, net	(11,080)	(13,009)	(12,766)	(21,883)	(7,583)
Income before income taxes	145,847	131,557	112,385	229,907	245,847
Provision for income taxes	(32,754)	(42,712)	(34,574)	(64,361)	(67,034)
Net income attributable to noncontrolling interests	—	—	(21)	(69)	200
Net income attributable to Bio-Rad	$113,093	$88,845	$77,790	$165,477	$179,013

Basic earnings per share	$3.87	$3.08	$2.72	$5.85	$6.39
Diluted earnings per share	$3.85	$3.05	$2.69	$5.78	$6.29
Cash dividends paid per common share	$—	$—	$—	$—	$—
Total assets	$3,711,542	$3,341,278	$3,388,790	$3,443,503	$3,099,743
Long-term debt, net of current maturities	$435,707	$435,710	$435,615	$732,414	$731,698

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 36% of our 2015 consolidated net sales are derived from the United States and approximately 64% are derived from international locations, with Europe being our largest region overall.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers and from lower international operating expenses.

In January 2016, we acquired a high performance analytical flow cytometer platform from Propel Labs (Propel) that will enable advanced and novice users to perform basic and multi-parameter cytometry for a wide range of applications and chemistries. The aggregate consideration for the instrument consisted of a cash payment in January 2016 of $10.0 million, with payments of up to $20.0 million due upon the completion of certain technical milestones. Following the completion of these milestones, semi-annual performance payments to Propel will be required based on a percentage of sales through 2020. Bio-Rad expects to launch the instrument later this year.

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

The fair value of the consideration as of the acquisition date was $50.4 million, which included $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million, based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration related to the development/regulatory milestones was revalued to a fair value of $10.0 million as of December 31, 2015 and 2014 and is included in Other current liabilities. The contingent consideration for the sales milestones at the acquisition date and at December 31, 2015 was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. The sales that are required under the purchase agreement have a low probability of obtaining the thresholds.

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. The first sales milestone was reached, resulting in payments of $2.4 million and $3.0 million in the fourth quarter of 2014 and the first quarter of 2015, respectively. During 2015, the contingent consideration was revalued by a decrease of $5.6 million to its estimated fair value of $9.1 million as of December 31, 2015.

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

We have recorded a valuation allowance of $58.3 million and $58.6 million as of December 31, 2015 and 2014, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain foreign net operating losses carried forward.  The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established, which would increase the tax provision, lowering income and impacting our financial position.  Should realization of these deferred tax assets for which a valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting Bio-Rad’s financial position.

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

Impairment tests are highly sensitive to changes in assumptions and minor changes to assumptions that could result in impairment losses. Our forecasts utilized in our 2015 impairment test assumed, among other things, sales growth from executing our sales and marketing programs, new product introductions, successful product development and timely registration of our products when required, while controlling costs. In addition, external factors, such as currency, inflation rates and cost of capital, could affect the determination of fair value of our reporting units. Our impairment tests resulted in excessive fair value over book value ranging from 18% to more than 200% for our various reporting units. If the initiatives mentioned above do not achieve the desired results, or external factors change detrimentally, future impairment losses may occur.

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. We estimate the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this is the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. There were no impairment losses recorded in 2015 and 2013. In 2014, we impaired licenses of a discontinued product line in the amount of $6.4 million. This impairment charge included $5.8 million in Cost of goods sold and $0.6 million in Research and development expense in the accompanying Consolidated Statements of Income.

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

Results of Operations - Sales, Gross Margins and Expenses

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Year Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	44.5	45.8	44.7
Gross profit	55.5	54.2	55.3
Selling, general and administrative expense	37.7	37.2	37.4
Research and development expense	9.6	10.1	9.9
Net income attributable to Bio-Rad	5.6	4.1	3.6

Net sales

Net sales (sales) in 2015 were $2.02 billion, a decrease of 7.2% compared to $2.18 billion in 2014. Excluding the impact of foreign currency, 2015 sales increased by approximately 1.6% compared to 2014. Currency neutral sales growth was primarily reflected in the United States and China.

The Life Science segment sales in 2015 were $695.0 million, a decrease of 4.6% compared to 2014.  On a currency neutral basis, sales increased 2.5% compared to 2014. The currency neutral sales increase was primarily in our Droplet Digital™ PCR, western blotting, process chromatography media and cell biology products. The currency neutral sales increase was primarily in the United States and Europe, partially offset by lower sales in Asia, excluding China.

The Clinical Diagnostics segment sales in 2015 were $1.31 billion, a decrease of 8.5% compared to 2014. On a currency neutral basis, sales increased 1.1% compared to 2014. The Clinical Diagnostics segment had currency neutral sales growth from quality controls and immunology products, partially offset by declines in blood typing and infectious disease products. Currency neutral sales growth was primarily in North America, China and Latin America, while European markets were still experiencing consolidation and pricing pressures.

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

Gross margin

Consolidated gross margins were 55.5% in 2015 compared to 54.2% in 2014. Life Science segment gross margins in 2015 increased from 2014 by approximately 0.9 percentage points, primarily due to sales of higher gross margin products including Droplet Digital™ PCR, gene expression and cell biology products. In addition, lower service costs in Europe and costs associated with the closing of a manufacturing plant in 2014 contributed to higher margins. Clinical Diagnostics segment gross margins in 2015 increased from 2014 by approximately 1.8 percentage points. The increase compared to 2014 was primarily due to the 2014 consolidation and closure of certain facilities and the discontinuation of an underperforming product line. Sales mix also contributed to the higher gross margins in 2015.

Beginning in 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA), among other initiatives, provided for a 2.3% annual excise tax on the sales of certain medical devices in the U.S. Bio-Rad has been paying this excise tax on most of our U.S. Clinical Diagnostic sales, which we accounted for as a period cost in Cost of goods sold. However, the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, includes a two year moratorium on the medical device excise tax during the period beginning on January 1, 2016, and ending on December 31, 2017.

Consolidated gross margins were 54.2% in 2014 compared to 55.3% in 2013. Life Science segment gross margins in 2014 decreased from 2013 by approximately 0.1 percentage points, essentially flat compared to 2013. Lower margins were reflected in protein separation products and approximately $1.7 million of costs associated with the closing of a small manufacturing plant, which were almost entirely offset by higher margins in process chromatography, Droplet Digital™ PCR and food testing products. Clinical Diagnostics segment gross margins in 2014 decreased from 2013 by approximately 1.5 percentage points. The decrease primarily reflected approximately $8.3 million associated with the discontinuance of a product line in 2014 that was coupled with an increase in inventory reserves and the write-down of licenses for specific technology. The decrease was also due to continued pricing pressure, approximately $1.6 million associated with closing and consolidating certain facilities in 2014, and increased scrap for obsolete products.

Selling, general and administrative expense

Consolidated selling, general and administrative expenses (SG&A) decreased to $762.0 million or 37.7% of sales in 2015 compared to $808.2 million or 37.2% of sales in 2014.  Underlying the overall decrease in SG&A was the impact of foreign currency, an accrual of $19.5 million in 2014 associated with the SEC and DOJ investigations relating to the FCPA investigation for which a final settlement was reached in the fourth quarter of 2014, and a reduction of $4.2 million from the revaluations of contingent consideration. Currency neutral increases in SG&A were primarily employee-related expenses, our largest cost, facilities and professional fees, partially offset by travel. Other increases in SG&A included $2.3 million of bad debt expense and a one-time distributor termination cost of $1.9 million.

Consolidated SG&A represented 37.2% of sales in 2014 compared to 37.4% of sales in 2013.  Decreases in SG&A expense relative to sales were primarily driven by:

•
a lower expense accrual of $19.5 million in 2014 compared to an accrual of $30.0 million in 2013 in connection with reaching our final settlement with the SEC and DOJ investigations relating to the FCPA,

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

Research and development expense

Research and development expense decreased to $193.0 million or 9.6% of sales in 2015 compared to $220.3 million or 10.1% of sales in 2014.  Life Science segment research and development expense decreased in 2015 from 2014 primarily due to headcount reductions, lower supplies and lower external product development spend. Clinical Diagnostics segment research and development expense decreased in 2015 from 2014 primarily due to the wind down of spending on projects as they approach launch and the discontinuation of an underperforming product line in 2014.

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

Results of Operations – Non-operating

Interest expense

Interest expense in 2015 decreased 2.0% to $21.7 million compared to 2014 primarily due to $0.6 million in 2014 associated with our offer to settle the SEC and DOJ investigations relating to the FCPA investigation for which a final settlement was reached in the fourth quarter of 2014.

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

Foreign currency exchange gains and losses

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Net foreign currency exchange losses for 2015, 2014 and 2013 were $10.2 million, $9.3 million and $8.6 million, respectively.  The 2015, 2014 and 2013 net foreign currency exchange losses were attributable to market volatility, increasing costs to hedge and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt.  All years are affected by the economic hedging program we employ to hedge our intercompany receivables and payables.

Other income and expense, net

Other income and expense, net includes investment and dividend income, generally interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  Other (income) expense, net in 2015 decreased to $11.1 million income compared to $13.0 million income in 2014. The decrease was primarily due to lower interest and investment income primarily related to a weaker 2015 foreign currency exchange rate for ordinary and preferred dividends from our investment in Sartorius AG, and realized losses in 2015 compared to no realized losses in 2014.

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

Effective tax rate

Our effective tax rate was 22%, 32% and 31% in 2015, 2014 and 2013, respectively. The effective tax rate for 2015 included a significant tax benefit from expected utilization of foreign tax credits in the U.S.  The effective tax rate for 2014 included nondeductible penalties and losses that were nonrecurring. The effective tax rate for 2013 included a significant tax benefit related to the reinstated 2012 U.S. federal research credit, partially offset by an increase in tax liabilities for unrecognized tax benefits and audit settlements in our foreign jurisdictions.

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

Our income tax returns are audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. The tax years open to examination include the years 2012 and forward for the U.S., and the years 2008 and forward for certain foreign jurisdictions, including France, Switzerland and Germany. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.
We record liabilities for unrecognized tax benefits related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.
As of December 31, 2015, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $4.0 million. Substantially all such amounts will impact our effective income tax rate.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Credit Agreement that we entered into in June 2014.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2015, however, $0.8 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019.

At December 31, 2015, we had available $786.3 million in cash, cash equivalents and short-term investments, of which approximately 32% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations. However, during the fourth quarter of 2015, a foreign Bio-Rad entity repatriated approximately $107 million to the U.S.

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $201.2 million available for borrowing and usage as of December 31, 2015, which was reduced by $2.6 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

While economic growth is somewhat improving, instability still exists in developed nations and in the U.S., such as the slowing rate of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the recent decline in oil prices, which may adversely affect our future results of cash flows. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of December 31, 2015 and December 31, 2014, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $40.7 million and $45.4 million, respectively. Most of the decrease from December 31, 2014 was the result of a weakening foreign currency.

Cash Flows from Operations

Net cash provided by operations was $186.2 million, $273.3 million and $169.1 million in 2015, 2014, and 2013, respectively.  The net decrease between 2015 and 2014 of $87.1 million primarily resulted from:

•
lower cash received from customers primarily due to the value of foreign currency denominated sales and subsequent collections that were affected by a strengthening in the U.S. dollar, disproportionately larger collections in 2014 from the Spanish government, lower U.S. collections in the second half of 2015 from delays associated with the second phase of an ERP implementation, and higher U.S. collections in 2014 resulting from delays caused by the first deployment of a new ERP system, partially offset by

•	less cash paid to suppliers and employees primarily related to a decrease in foreign exchange rates, and reductions in force, partially offset by higher performance-based compensation payments, and

•	a payment of $55.1 million for the settlement with the SEC and DOJ associated with the FCPA in the fourth quarter of 2014.

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

•	a settlement payment for a royalties audit of $12 million in the second quarter of 2013, partially offset by

•	a payment of $55.1 million for the settlement with the SEC and DOJ associated with the FCPA in the fourth quarter of 2014.

We regularly review past due receivables to assess the allowance for doubtful accounts and believe net accounts receivable are fully realizable. We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies. Cash flows from operations during the first quarter have historically had larger payments for royalties, fourth quarter sales commissions to third parties and annual employee bonuses, and expect this pattern to recur in the first quarter of 2016.

Cash Flows from Investing Activities

Net cash used in investing activities was $166.9 million and $190.5 million for 2015 and 2014, respectively, and net cash provided by investing activities was $0.9 million in 2013. Purchases, net of sales and maturities of marketable securities and investments had an overall decrease of $35.4 million in 2015 compared to 2014 primarily due to an increase in purchases, partially offset by an increase in maturities and securities sales. Purchases of marketable securities and investments, and proceeds from sales of marketable securities and investments were both lower in 2014 than 2013 primarily due to sales of securities to provide cash to redeem the $300.0 million 8.0% Senior Subordinated Notes in 2013. In addition, we purchased longer dated securities to take advantage of higher returns on investments and therefore we experienced an additional decline in maturities and redemptions of securities in 2014 compared to 2013.

Short-term restricted investments of $4.21 million in 2015 represent a money market fund for collateral that secures worker's compensation and general liability insurance. Investment income accrues to us and is recorded in Investment proceeds and miscellaneous receipts, net in the Consolidated Statements of Cash Flows.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

Purchases of intangible assets were higher in 2014 than in 2015 and 2013 primarily due to higher purchases of licenses. Payments for acquisitions, net of cash received, and long-term investments in 2014 and 2013 were primarily due to the following:

•
in April 2014, we acquired 100% of the issued and outstanding stock of GnuBIO for a total consideration of $50.4 million, which included $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders, and

•	in January 2013, we acquired 100% of the outstanding shares of AbD Serotec, a division of MorphoSys AG, for total consideration of $62.2 million (net of cash received of $7.3 million).

We continue to review possible acquisitions or asset purchases to expand both our Life Science and Clinical Diagnostics segments, such as our purchase of an instrument from Propel in January 2016. We routinely meet with the principals or brokers of the subject companies.  It is not certain at this time that any of these discussions involving material or significant acquisitions will advance to completion.

Capital expenditures in 2015 totaled $112.0 million, compared to $121.0 million and $106.7 million in 2014 and 2013, respectively. Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to continue to remain historically higher for the next three years or more. However, capital expenditures were lower in 2015 as we expect the third phase of the ERP system to ramp up in 2016. Capital expenditures were higher in 2014 than in 2015 and 2013 as we were in the development stages (in which appropriate costs are capitalized) of implementing the second phase of a global single instance ERP platform. In April 2013, we implemented the first phase of the global single instance ERP platform and hence for the remainder of 2013, costs were no longer capitalized. The current estimated future project cost for global implementation for the single instance ERP platform is projected to be $150 million to $200 million and is estimated to take more than three years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8.6 million and $11.7 million in 2015 and 2014, respectively, and net cash used in financing activities was $311.7 million in 2013.  Net cash provided by financing activities in 2015 was primarily from proceeds from issuance of our common stock. Additionally in 2015 there was a payment of $3.0 million to Propel Labs' shareholders in contingent consideration for a sales milestone that was associated with the valuation as of the 2012 acquisition date. Net cash provided by financing activities in 2014 was primarily from proceeds from issuance of our common stock. Net cash provided by financing activities in 2014 was partially offset by a payment of $2.4 million to Propel Labs' shareholders in contingent consideration for a sales milestone that was associated with the valuation as of the 2012 acquisition date, and the payment of a short-term borrowing. Net cash used in financing activities in 2013 was primarily due to the early redemption of the $300.0 million of 8.0% Senior Subordinated Notes on September 30, 2013. Also in 2013, $20.0 million was paid to Propel Labs' shareholders in contingent consideration, of which $19.9 million was associated with the valuation as of the 2012 acquisition date and the remainder was recognized in cash flows from operations. Additionally in 2013, $6.0 million was paid to QuantaLife in contingent consideration, of which $5.6 million was associated with the valuation as of the 2011 acquisition date and the remainder was recognized in cash flows from operations.

We have outstanding Senior Notes of $425.0 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of December 31, 2015. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013 and therefore we do not anticipate any repurchasing of shares for this purpose. We had no other repurchases of our stock during 2015, 2014 or 2013.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$437.3	$0.3	$0.6	$425.5	$10.9
Interest payments (1)	102.3	20.7	41.4	40.2	—
Operating lease obligations (2)	162.3	41.2	59.1	34.9	27.1
Purchase obligations (3)	35.7	17.8	8.7	9.2	—
Long-term liabilities (4)	110.8	23.8	14.0	3.9	69.1

(1) These amounts represent expected cash payments, including capital lease obligations, which are included in our December 31, 2015 Consolidated Balance Sheet. Our debt is fixed and primarily consists of the 4.875% Notes. See Note 5 of the Consolidated Financial Statements for additional information about our debt.

(2) Operating lease obligations are described in Note 12 of the Consolidated Financial Statements.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms.  Purchase obligations exclude agreements that are cancelable without penalty.

(4) Excluded from this table are tax liabilities for uncertain tax positions and contingencies in the amount of $12.0 million.  We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above.  See Note 6 of the Consolidated Financial Statements for additional information about our income taxes.

Recent Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-02, "Leases," which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. ASU 2016-02 will be adopted on a modified retrospective basis, with elective reliefs, which requires application of ASU 2016-02 for all periods presented. We are currently evaluating the effect ASU 2016-02 will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification, for which changes in fair value are reported in other comprehensive income, for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, the cost method is also eliminated. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the effect ASU 2016-01 will have, if any, on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent for each tax-paying jurisdiction in the Balance Sheet. Previous disclosures required entities to separate deferred tax assets and liabilities into a current amount and a noncurrent amount for each tax-paying jurisdiction. ASU 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those years. ASU 2015-17 can be early adopted for any period that has not been issued on a prospective or retrospective basis. We early adopted ASU 2015-17 during the fourth quarter of 2015 on a prospective basis as a change in accounting policy and therefore prior periods were not retrospectively adjusted.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. We are currently evaluating the effect ASU 2015-11 will have, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, which is our current practice. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We will not early adopt. Debt issuance costs were not material as of December 31, 2015.

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

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates.  All other variables were held constant.  Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates.  A decline of 10% on quoted foreign exchange rates would result in an approximate net-present-value loss of $27 million on our derivative position as of December 31, 2015.  This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates.  Due to the relatively small amount of short-term variable rate debt we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%.  Our long-term debt consists primarily of fixed-rate instruments, and is thus insulated from interest rate changes.  As of December 31, 2015, the overall interest rate risk associated with our debt was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Reports of Independent Registered Public Accounting Firm	39-40
Consolidated Balance Sheets at December 31, 2015 and 2014	41-42
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2015	43
Consolidated Statements of Comprehensive Income for each of the three years in the period
December 31, 2015	44
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2015	45
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years
in the period ended December 31, 2015	46
Notes to Consolidated Financial Statements	47-79

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bio-Rad Laboratories, Inc.:
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Rad Laboratories, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bio-Rad Laboratories, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
February 29, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bio‑Rad Laboratories, Inc.:

We have audited Bio-Rad Laboratories, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bio-Rad Laboratories Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Bio-Rad Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Francisco, California
February 29, 2016

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$457,549	$413,251
Short-term investments	328,718	284,384
Restricted investments	4,210	—
Accounts receivable, less allowance for doubtful accounts of $24,418 at 2015 and $27,973 at 2014	391,485	377,640

Inventories:
Raw materials	109,928	106,028
Work in process	114,438	131,783
Finished goods	265,858	233,186
Total inventories	490,224	470,997

Prepaid expenses	94,369	108,348
Other current assets	11,041	61,747
Total current assets	1,777,596	1,716,367

Property, plant and equipment:
Land and improvements	17,823	18,165
Buildings and leasehold improvements	276,070	282,792
Equipment	823,193	788,141
Total property, plant and equipment	1,117,086	1,089,098
Less: accumulated depreciation and amortization	(679,396)	(660,262)
Property, plant and equipment, net	437,690	428,836

Goodwill, net	495,948	500,441
Purchased intangibles, net	214,026	254,228
Other investments	719,840	389,309
Other assets	66,442	52,097
Total assets	$3,711,542	$3,341,278

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (continued) (In thousands, except share data)

	December 31,
	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122,391	$128,608
Accrued payroll and employee benefits	157,857	153,426
Current maturities of long-term debt	298	265
Income and other taxes payable	29,339	35,165
Deferred revenue	29,683	26,716
Other current liabilities	101,783	102,581
Total current liabilities	441,351	446,761

Long-term debt, net of current maturities	435,707	435,710
Deferred income taxes	233,475	154,917
Other long-term liabilities	110,506	118,735
Total liabilities	1,221,039	1,156,123

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 24,230,448 and 23,971,808 at 2015 and 2014, respectively; shares outstanding - 24,230,326 and 23,971,686 at 2015 and 2014, respectively	2	2
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued - 5,130,558 and 5,098,799 at 2015 and 2014, respectively; shares outstanding - 5,129,641 and 5,097,882 at 2015 and 2014, respectively	1	1
Additional paid-in capital	300,408	271,346
Class A treasury stock at cost, 122 shares at 2015 and 2014	(12)	(12)
Class B treasury stock at cost, 917 shares at 2015 and 2014	(89)	(89)
Retained earnings	1,808,055	1,694,962
Accumulated other comprehensive income	382,138	218,945
Total stockholders’ equity	2,490,503	2,185,155
Total liabilities and stockholders’ equity	$3,711,542	$3,341,278

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Net sales	$2,019,441	$2,175,044	$2,132,694
Cost of goods sold	897,771	996,527	954,216
Gross profit	1,121,670	1,178,517	1,178,478
Selling, general and administrative expense	761,990	808,200	798,070
Research and development expense	192,972	220,333	210,952
Income from operations	166,708	149,984	169,456
Interest expense	21,692	22,131	61,271
Foreign exchange losses, net	10,249	9,305	8,566
Other (income) expense, net	(11,080)	(13,009)	(12,766)
Income before income taxes	145,847	131,557	112,385
Provision for income taxes	(32,754)	(42,712)	(34,574)
Net income including noncontrolling interests	113,093	88,845	77,811
Net income attributable to noncontrolling interests	—	—	(21)
Net income attributable to Bio-Rad	$113,093	$88,845	$77,790

Basic earnings per share:
Net income per basic share attributable to Bio-Rad	$3.87	$3.08	$2.72
Weighted average common shares - basic	29,186	28,876	28,586

Diluted earnings per share:
Net income per diluted share attributable to Bio-Rad	$3.85	$3.05	$2.69
Weighted average common shares - diluted	29,409	29,133	28,906

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income including noncontrolling interests	$113,093	$88,845	$77,811
Other comprehensive income:
Foreign currency translation adjustments	(37,536)	(118,142)	16,662
Foreign other post-employment benefits adjustments, net of income taxes	(4,403)	(8,186)	36
Net unrealized holding gains on available-for-sale (AFS) investments, net of income taxes	205,132	4,556	49,651
Other comprehensive income (loss), net of income taxes	163,193	(121,772)	66,349
Comprehensive income (loss)	276,286	(32,927)	144,160
Comprehensive income attributable to noncontrolling interests	—	—	(185)
Comprehensive income (loss) attributable to Bio-Rad	$276,286	$(32,927)	$143,975

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Cash received from customers	$1,956,084	$2,162,520	$2,090,030
Cash paid to suppliers and employees	(1,730,062)	(1,806,526)	(1,804,028)
Interest paid	(20,793)	(20,793)	(61,233)
Income tax payments	(31,715)	(28,939)	(71,144)
Settlement with the SEC and DOJ relating to the FCPA, including interest	—	(55,050)	—
Investment proceeds and miscellaneous receipts, net	11,953	15,671	16,760
Excess tax benefits from share-based compensation	(3,610)	(1,349)	(2,720)
Proceeds from forward foreign exchange contracts, net	4,353	7,778	1,471
Net cash provided by operating activities	186,210	273,312	169,136
Cash flows from investing activities:
Capital expenditures	(112,000)	(120,999)	(106,658)
Proceeds from dispositions of property, plant and equipment	79	225	1,214
Payments for acquisitions, net of cash received, and long-term investments	(4,356)	(44,627)	(72,054)
Payments for purchases of intangible assets	(1,372)	(15,479)	(700)
Payment for purchase of restricted investment	(4,210)	—	—
Payments for purchases of marketable securities and investments	(294,497)	(205,746)	(386,714)
Proceeds from sales of marketable securities and investments	78,664	75,725	289,779
Proceeds from maturities of marketable securities and investments	170,823	120,390	276,052
Net cash (used in) provided by investing activities	(166,869)	(190,511)	919
Cash flows from financing activities:
Net (payments) borrowings on line-of-credit arrangements and notes payable	—	(1,560)	48
Payments on long-term borrowings	(282)	(253)	(300,228)
Proceeds from issuance of common stock	8,236	15,051	11,237
Payments of contingent consideration	(2,983)	(2,374)	(25,474)
Debt issuance costs on long-term borrowings	—	(524)	—
Excess tax benefits from share-based compensation	3,610	1,349	2,720
Net cash provided by (used in) financing activities	8,581	11,689	(311,697)
Effect of foreign exchange rate changes on cash	16,376	(12,790)	9,805
Net increase (decrease) in cash and cash equivalents	44,298	81,700	(131,837)
Cash and cash equivalents at beginning of year	413,251	331,551	463,388
Cash and cash equivalents at end of year	$457,549	$413,251	$331,551

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Statements of Changes in Stockholders’ Equity (In thousands)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Bio-Rad Stockholders' Equity	Non- controlling Interests	Total Stockholders' Equity

Balance at December 31, 2012	$3	$212,244	$(101)	$1,528,327	$274,532	$2,015,005	$535	$2,015,540
Net income	—	—	—	77,790	—	77,790	21	77,811
Other comprehensive income, net of tax	—	—	—	—	66,185	66,185	164	66,349
Issuance of common stock	—	11,237	—	—	—	11,237	—	11,237
Stock compensation expense	—	13,657	—	—	—	13,657	—	13,657
Tax benefit-exercise stock options	—	3,135	—	—	—	3,135	—	3,135
Purchase of additional controlling interests and other	—	(287)	—	—	—	(287)	(720)	(1,007)
Balance at December 31, 2013	3	239,986	(101)	1,606,117	340,717	2,186,722	—	2,186,722
Net income	—	—	—	88,845	—	88,845	—	88,845
Other comprehensive loss, net of tax	—	—	—	—	(121,772)	(121,772)	—	(121,772)
Issuance of common stock	—	15,051	—	—	—	15,051	—	15,051
Stock compensation expense	—	14,888	—	—	—	14,888	—	14,888
Tax benefit-exercise stock options	—	1,421	—	—	—	1,421	—	1,421
Balance at December 31, 2014	3	271,346	(101)	1,694,962	218,945	2,185,155	—	2,185,155
Net income	—	—	—	113,093	—	113,093	—	113,093
Other comprehensive income, net of tax	—	—	—	—	163,193	163,193	—	163,193
Issuance of common stock	—	8,236	—	—	—	8,236	—	8,236
Stock compensation expense	—	16,983	—	—	—	16,983	—	16,983
Tax benefit-exercise stock options	—	3,843	—	—	—	3,843	—	3,843
Balance at December 31, 2015	$3	$300,408	$(101)	$1,808,055	$382,138	$2,490,503	$—	$2,490,503

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

Short-term Restricted Investments

Short-term restricted investments of $4.21 million at December 31, 2015 represent a money market fund for collateral that secures worker's compensation and general liability insurance. Investment income accrues to Bio-Rad and is recorded in Cash and cash equivalents in the Consolidated Balance Sheet.

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

Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. They are determined using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets and liabilities are presented as noncurrent for each tax-paying jurisdiction in the Balance Sheet as a result of our early adoption of Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes.”

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

Changes in the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

	2015	2014
January 1	$17.8	$15.6
Provision for warranty	30.6	28.6
Actual warranty costs	(31.0)	(26.4)
December 31	$17.4	$17.8

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Basic weighted average shares outstanding	29,186	28,876	28,586
Effect of potentially dilutive stock options
and restricted stock awards	223	257	320
Diluted weighted average common shares	29,409	29,133	28,906
Anti-dilutive stock options and restricted stock awards
excluded from the computation of diluted EPS	109	122	107

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

Recent Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-02, "Leases," which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. ASU 2016-02 will be adopted on a modified retrospective basis, with elective reliefs, which requires application of ASU 2016-02 for all periods presented. We are currently evaluating the effect ASU 2016-02 will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification, for which changes in fair value are reported in other comprehensive income, for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, the cost method is also eliminated. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the effect ASU 2016-01 will have, if any, on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent for each tax-paying jurisdiction in the Balance Sheet. Previous disclosures required entities to separate deferred tax assets and liabilities into a current amount and a noncurrent amount for each tax-paying jurisdiction. ASU 2015-17 will be effective for annual periods beginning after December 15, 2016, and interim periods within those years. ASU 2015-17 can be early adopted for any period that has not been issued on a prospective or retrospective basis. We early adopted ASU 2015-17 during the fourth quarter of 2015 on a prospective basis as a change in accounting policy and therefore prior periods were not retrospectively adjusted.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. We are currently evaluating the effect ASU 2015-11 will have, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under current U.S. GAAP, debt issuance costs are reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, which is our current practice. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. We will not early adopt. Debt issuance costs were not material as of December 31, 2015.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2015 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$33.2	$—	$33.2
Foreign government obligations	—	0.6	—	$0.6
Foreign time deposits	11.9	—	—	11.9
U.S. government sponsored agencies	—	14.6	—	14.6
Money market funds	11.3	—	—	11.3
Total cash equivalents	23.2	48.4	—	71.6
Restricted investment:	4.2	—	—	4.2
Available-for-sale investments (b):
Corporate debt securities	—	156.9	—	156.9
U.S. government sponsored agencies	—	74.8	—	74.8
Foreign government obligations	—	4.6	—	4.6
Municipal obligations	—	6.4	—	6.4
Marketable equity securities	660.1	—	—	660.1
Asset-backed securities	—	54.8	—	54.8
Total available-for-sale investments	660.1	297.5	—	957.6
Forward foreign exchange contracts (c)	—	0.9	—	0.9
Total financial assets carried at fair value	$687.5	$346.8	$—	$1,034.3

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.1	$—	$1.1
Contingent consideration (e)	—	—	19.1	19.1
Total financial liabilities carried at fair value	$—	$1.1	$19.1	$20.2

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2014 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$4.0	—	$4.0
Foreign time deposits	16.5	—	—	16.5
Money market funds	2.2	—	—	2.2
Total cash equivalents	18.7	4.0	—	22.7
Available-for-sale investments (b):
Corporate debt securities	—	139.9	—	139.9
Foreign brokered certificates of deposit	—	5.2	—	5.2
U.S. government sponsored agencies	—	47.5	—	47.5
Foreign government obligations	—	4.0	—	4.0
Municipal obligations	—	6.5	—	6.5
Marketable equity securities	334.4	—	—	334.4
Asset-backed securities	—	48.4	—	48.4
Total available-for-sale investments	334.4	251.5	—	585.9
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$353.1	$256.1	—	$609.2

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.7	—	$1.7
Contingent consideration (e)	—	—	27.7	27.7
Total financial liabilities carried at fair value	$—	$1.7	$27.7	$29.4

(a)	Cash equivalents are included in Cash and cash equivalents in the Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2015	December 31, 2014

Short-term investments	$328.7	$284.4
Other investments	628.9	301.5
Total	$957.6	$585.9

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Consolidated Balance Sheets.

(e)	Contingent consideration liabilities are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2015	December 31, 2014

Other current liabilities	$13.5	$13.1
Other long-term liabilities	5.6	14.6
Total	$19.1	$27.7

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. The first sales milestone was reached, resulting in payments of $2.4 million and $3.0 million in the fourth quarter of 2014 and the first quarter of 2015, respectively. During 2015, the contingent consideration was revalued by a decrease of $5.6 million to its estimated fair value of $9.1 million as of December 31, 2015.

During the second quarter of 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. At the acquisition date, the contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration related to the development/regulatory milestones was revalued to a fair value of $10.0 million as of December 31, 2015 and 2014. The contingent consideration for the sales milestones at the acquisition date and at December 31, 2015 was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. The sales that are required under the purchase agreement have a low probability of obtaining the thresholds.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at estimated fair value based on original valuations and updated quarterly for the year ended December 31, 2015 (in millions):

2015
Cell sorting system:
January 1	$17.7
Payment of sales milestone	(3.0)
Net decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(5.6)
December 31	$9.1

The following table provides quantitative information about Level 3 inputs for fair value measurement of our contingent consideration liabilities as of December 31, 2015. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestone:
		Credit adjusted discount rates	0.29%	0.83%
		Projected volatility of growth rates	10.0%	N/A
		Market price of risk	1.30%	N/A

To estimate the fair value of Level 2 debt securities as of December 31, 2015 and 2014, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of December 31, 2015 and 2014, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performed daily reasonableness testing of S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$157.2	$0.1	$(0.4)	$156.9
Municipal obligations	6.4	—	—	6.4
Asset-backed securities	54.8	—	(0.2)	54.6
U.S. government sponsored agencies	74.9	0.1	(0.2)	74.8
Foreign government obligations	4.6	—	—	4.6
Marketable equity securities	29.4	2.7	(0.7)	31.4
	327.3	2.9	(1.5)	328.7
Long-term investments:
Marketable equity securities	54.5	574.2	—	628.7
Asset-backed securities	0.3	—	(0.1)	0.2
	54.8	574.2	(0.1)	628.9
Total	$382.1	$577.1	$(1.6)	$957.6

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$139.7	$0.4	$(0.2)	$139.9
Foreign brokered certificates of deposit	5.2	—	—	5.2
Municipal obligations	6.5	—	—	6.5
Asset-backed securities	48.2	—	(0.2)	48.0
U.S. government sponsored agencies	47.4	0.1	—	47.5
Foreign government obligations	4.0	—	—	4.0
Marketable equity securities	29.0	4.5	(0.2)	33.3
	280.0	5.0	(0.6)	284.4
Long-term investments:
Marketable equity securities	54.5	246.6	—	301.1
Asset-backed securities	0.4	—	—	0.4
	54.9	246.6	—	301.5
Total	$334.9	$251.6	$(0.6)	$585.9

The unrealized gains of our long-term marketable equity securities are primarily due to our investment in Sartorius AG preferred shares.

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	December 31, 2015	December 31, 2014

Fair value of investments in a loss position 12 months or more	$10.4	$8.4
Fair value of investments in a loss position less than 12 months	$204.0	$90.7
Gross unrealized losses for investments in a loss position 12 months or more	$0.4	$0.2
Gross unrealized losses for investments in a loss position less than 12 months	$1.2	$0.4

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2015 or at December 31, 2014.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2015 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Consolidated Statements of Income.

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2015
Contracts maturing in January through April 2016 to sell foreign currency:
Notional value	$28.1
Unrealized loss	$0.1
Contracts maturing in January through April 2016 to purchase foreign currency:
Notional value	$287.4
Unrealized loss	$0.1

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2015 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value

Mature in less than one year	$104.9	$104.8
Mature in one to five years	143.0	142.7
Mature in more than five years	50.3	50.0
Total	$298.2	$297.5

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	December 31, 2015			December 31, 2014
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$86.5	$843.2	2	$82.6	$401.1	2
Total long-term debt, excluding leases and current maturities	$423.7	$454.3	2	$423.5	$454.9	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of December 31, 2015.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius. We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2015			2014
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$207.7	$320.9	$528.6	$209.0	$337.0	$546.0
Accumulated impairment losses and write-offs	(27.2)	(1.0)	(28.2)	(27.2)	(1.0)	(28.2)
Goodwill, net	180.5	319.9	500.4	181.8	336.0	517.8
Acquisitions	—	—	—	—	13.5	13.5
Currency fluctuations	(0.5)	(4.0)	(4.5)	(1.3)	(29.6)	(30.9)
Balances as of December 31:
Goodwill	207.2	316.9	524.1	207.7	320.9	528.6
Accumulated impairment losses and write-offs	(27.2)	(1.0)	(28.2)	(27.2)	(1.0)	(28.2)
Goodwill, net	$180.0	$315.9	$495.9	$180.5	$319.9	$500.4

In conjunction with the acquisition of 100% of the outstanding stock of GnuBIO, Inc. in our Clinical Diagnostics segment in April 2014, we recorded $13.5 million of goodwill and $46.4 million of in-process research and development, an indefinite-lived intangible asset.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	December 31, 2015
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	2-10	$84.7	$(46.8)	$37.9
Know how	1-10	184.0	(121.6)	62.4
Developed product technology	4-12	101.3	(48.9)	52.4
Licenses	3-10	39.2	(28.5)	10.7
Tradenames	5-9	3.5	(2.4)	1.1
Covenants not to compete	3-7	4.8	(1.7)	3.1
Total definite-lived intangible assets		417.5	(249.9)	167.6
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$463.9	$(249.9)	$214.0

	December 31, 2014
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	3-10	$89.4	$(43.0)	$46.4
Know how	1-11	184.7	(102.5)	82.2
Developed product technology	5-12	103.9	(42.8)	61.1
Licenses	1-11	39.4	(26.5)	12.9
Tradenames	1-10	3.6	(2.1)	1.5
Covenants not to compete	3-8	4.9	(1.2)	3.7
Total definite-lived intangible assets		425.9	(218.1)	207.8
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$472.3	$(218.1)	$254.2

No material impairment losses related to purchased intangible assets were recorded in 2015. In 2014, we impaired licenses of a discontinued product line in the amount of $6.4 million. The impairment charge included $5.8 million in Cost of goods sold and $0.6 million in Research and development expense in the accompanying Consolidated Statements of Income.

Amortization expense related to purchased intangible assets for the years ended December 31, 2015, 2014 and 2013 was $36.5 million, $47.8 million and $45.0 million, respectively.  Estimated future amortization expense (based on existing purchased intangible assets, not including IPR&D) for the years ending December 31, 2016, 2017, 2018, 2019, 2020 and thereafter is $33.3 million, $25.0 million, $22.1 million, $19.3 million, $17.3 million, and $53.9 million, respectively.

5.NOTES PAYABLE AND LONG-TERM DEBT

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $201.2 million available for borrowing and usage as of December 31, 2015, which was reduced by $2.6 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations.

The principal components of long-term debt are as follows (in millions):

	December 31, 2015	December 31, 2014

4.875% Senior Notes due 2020, net of discount	$423.7	$423.5
Capital leases and other debt	12.3	12.5
	436.0	436.0
Less current maturities	(0.3)	(0.3)
Long-term debt	$435.7	$435.7

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. We were in compliance with these covenants as of December 31, 2015. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement, replacing the Amended and Restated Credit Agreement of June 2010, which expired on June 21, 2014. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2015 or 2014, however, $0.8 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.86% at December 31, 2015.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of December 31, 2015.

Maturities of long-term debt at December 31, 2015 are as follows: 2016 - $0.3 million; 2017 - $0.3 million; 2018 - $0.3 million; 2019 - $0.2 million; 2020 - $425.3 million; thereafter - $10.9 million.

6. INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
U.S.	$48.4	$30.6	$5.7
International	97.4	101.0	106.7
Income before taxes	$145.8	$131.6	$112.4

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Current tax expense (benefit):
U.S. Federal	$8.7	$9.6	$(5.0)
State	1.7	3.8	0.6
International	34.1	35.6	38.3
Current tax expense	44.5	49.0	33.9
Deferred tax (benefit) expense:
U.S. Federal	(0.2)	1.5	4.8
State	1.2	(0.2)	(0.1)
International	(7.1)	(7.3)	(9.4)
Deferred tax benefit	(6.1)	(6.0)	(4.7)
Non-current tax expense (benefit)	(5.6)	(0.3)	5.4
Provision for income taxes	$32.8	$42.7	$34.6

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. statutory tax rate	35%	35%	35%
Impact of foreign operations	(4)	(4)	(6)
Research tax credits	(2)	(3)	(6)
Nontaxable subsidies	(1)	(2)	(2)
Tax settlements and changes to unrecognized tax benefits	(4)	(1)	5
Fines and penalties	—	3	1
Foreign dividends, net	(4)	—	1
Other	2	4	3
Provision for income taxes	22%	32%	31%

Our effective income tax rate was 22%, 32% and 31% in 2015, 2014 and 2013, respectively. The effective tax rate for 2015 included a significant tax benefit from expected utilization of foreign tax credits in the U.S.  The effective tax rate for 2014 included nondeductible penalties and losses that were nonrecurring. The effective tax rate for 2013 included a significant tax benefit related to the reinstated 2012 U.S. federal research credit, partially offset by an increase in tax liabilities for unrecognized tax benefits and audit settlements in our foreign jurisdictions.

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

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Bad debt, inventory and warranty accruals	$26.3	$25.3
Other post-employment benefits, vacation and other reserves	28.1	25.6
Tax credit and net operating loss carryforwards	80.2	60.5
Other	23.2	28.4
Total gross deferred tax assets	157.8	139.8
Valuation allowance	(58.3)	(58.6)
Total deferred tax assets	99.5	81.2
Deferred tax liabilities:
Property and equipment	30.2	12.9
Investments and intangible assets	271.8	158.2
Total deferred tax liabilities	302.0	171.1
Net deferred tax liabilities	$(202.5)	$(89.9)

At December 31, 2015, Bio-Rad’s international subsidiaries had combined net operating loss carryforwards of $116.2 million.  Of these loss carryforwards, $115.7 million have no expiration date.  We believe that it is more likely than not that the benefit from most of these net operating loss carryforwards will not be realized. We have provided a valuation allowance of $26.5 million relating to these net operating loss carryforwards.

At December 31, 2015, Bio-Rad had U.S. Federal net operating loss carryforwards of approximately $5.5 million as a result of acquisitions. These carryforwards are subject to limitation on their utilization and will expire between 2018 and 2034. At December 31, 2015, Bio-Rad had U.S. Federal foreign tax credit carryforwards of $13.1 million and U.S. Federal research tax credit carryforwards of $8.2 million, $1.9 million of which are subject to limitations on their utilization.

At December 31, 2015, Bio-Rad had approximately $53 million of California net operating loss carryforwards related to the acquisition of QuantaLife. We believe that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized and have recorded a full valuation allowance against these losses. At December 31, 2015, Bio-Rad had a deferred tax asset of $22.8 million relating to California research tax credit carryforwards, including $2.0 million from the acquisition of QuantaLife, which may be carried forward indefinitely.  Based on our judgment and consistent with prior years, we have recorded a full valuation allowance against the deferred tax asset.

We believe that it is more likely than not that certain of these deferred tax assets described above will not be realized in the foreseeable future. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2015 will be recognized as a reduction of income tax expense.

Our income tax returns are audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. The tax years open to examination include the years 2012 and forward for the U.S., and the years 2008 and forward for certain foreign jurisdictions, including France, Switzerland and Germany. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.

We record liabilities for unrecognized tax benefits related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2015	2014	2013
Unrecognized tax benefits – January 1	$14.2	$16.2	$12.6
Additions to tax positions related to prior years	0.7	1.7	4.7
Reductions to tax positions related to prior years	(0.2)	(1.5)	(0.8)
Additions to tax positions related to the current year	1.5	1.6	2.0
Settlements	(0.5)	(0.4)	(0.3)
Lapse of statute of limitations	(6.3)	(2.6)	(1.7)
Currency translation	(0.5)	(0.8)	(0.3)
Unrecognized tax benefits – December 31	$8.9	$14.2	$16.2

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, Bio-Rad has accrued interest of $3.0 million, $3.8 million and $3.4 million as of December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $4.0 million. Substantially all such amounts will impact our effective income tax rate if recognized.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in their operations. As of December 31, 2015, Bio-Rad had not made a provision for U.S. or additional foreign withholding taxes on approximately $392 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances.  If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would be approximately $82 million.

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

Changes to Bio-Rad's issued common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at January 1, 2013	23,333	5,150
B to A conversions	80	(80)
Issuance of common stock	268	27
Balance at December 31, 2013	23,681	5,097
B to A conversions	5	(5)
Issuance of common stock	286	7
Balance at December 31, 2014	23,972	5,099
B to A conversions	18	(18)
Issuance of common stock	240	50
Balance at December 31, 2015	24,230	5,131

Treasury Shares

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased in the open market as of December 31, 2015. The Amended and Restated Credit Agreement (Credit Agreement) limits our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy the minimum statutory tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013, and therefore we do not anticipate any repurchasing of shares for this purpose. We had no other repurchases of our stock during 2015 or 2014.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total Accumulated other comprehensive income
Balances as of January 1, 2014	$189.4	$(8.1)	$159.4	$340.7
Other comprehensive (loss) income, before reclassifications	(117.0)	(11.4)	7.3	(121.1)
Amounts reclassified from Accumulated other comprehensive income	(1.2)	0.7	—	(0.5)
Income tax effects	—	2.5	(2.7)	(0.2)
Other comprehensive (loss) income, net of income taxes	(118.2)	(8.2)	4.6	(121.8)
Balances as of December 31, 2014	$71.2	$(16.3)	$164.0	$218.9
Other comprehensive (loss) income, before reclassifications	(37.5)	(6.8)	325.4	281.1
Amounts reclassified from Accumulated other comprehensive income	—	1.1	(0.9)	0.2
Income tax effects	—	1.3	(119.4)	(118.1)
Other comprehensive (loss) income, net of income taxes	(37.5)	(4.4)	205.1	163.2
Balances as of December 31, 2015	$33.7	$(20.7)	$369.1	$382.1

The increase in 2015 for net unrealized holding gains on available-for-sale investments was primarily from our ownership in the preferred shares of Sartorius.

The amounts reclassified out of Accumulated other comprehensive income into the Consolidated Statements of Income, with presentation location, were as follows:

Income before taxes impact (in millions):
	December 31,
Components of Comprehensive income	2015	2014	Location
Liquidation of entity	$—	$1.2	Cost of goods sold
Amortization of foreign other post-employment benefit items	$(1.1)	$(0.7)	Selling, general and administrative expense
Net holding gains on available for sale investments	$0.9	$—	Other (income) expense, net

Reclassification adjustments are calculated using the specific identification method.

9. SHARE-BASED COMPENSATION/STOCK OPTION AND PURCHASE PLANS

Description of Share-Based Compensation Plans

Stock Option and Award Plans
We have three stock option plans for officers and certain other employees: the 1994 Stock Option Plan (1994 Plan); the 2003 Stock Option Plan (2003 Plan); and the 2007 Incentive Award Plan (2007 Plan).  The 1994 Plan and 2003 Plan authorized the grant of incentive stock options and non-qualified stock options to employees. The 2007 Plan authorizes the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and other types of equity awards to employees.  We no longer grant stock option grants under the 1994 Plan or 2003 Plan. Since 2007, all share-based compensation grants have been from the 2007 Plan. A total of 2,250,360 shares have been reserved for issuance of equity awards under the 2007 Plan and may be of either Class A or Class B common stock as specified within the plan.  At December 31, 2015, there were 770,094 shares available to be granted in the future.

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

For 2015, 2014 and 2013, we recognized share-based compensation expense of $17.0 million, $14.9 million and $13.7 million, respectively.  We did not capitalize any share-based compensation expense in inventory.

For options and awards, we amortize the fair value on a straight-line basis.  All stock compensation awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock Options
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2013	747,293	$70.83
Granted	55,050	$117.67
Exercised	(159,450)	$54.16
Forfeited/expired	(13,250)	$91.32
Outstanding, December 31, 2013	629,643	$78.72
Granted	54,000	$119.71
Exercised	(91,387)	$63.66
Forfeited/expired	(10,450)	$100.29
Outstanding, December 31, 2014	581,806	$84.50
Granted	40,500	$139.56
Exercised	(195,221)	$61.29
Forfeited/expired	(380)	$62.47
Outstanding, December 31, 2015	426,705	$100.36	5.46	$16.4
Vested and expected to vest,
December 31, 2015	417,883	$99.75	5.41	$16.3
Exercisable, December 31, 2015	282,895	$89.43	4.23	$13.9

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value on the date of exercise of stock options exercised during 2015, 2014 and 2013 was approximately $13 million, $5 million and $11 million, respectively. The total grant date fair value of options vested during 2015, 2014 and 2013 was $2.2 million, $2.1 million and $2.2 million, respectively.

Cash received from stock options exercised during 2015, 2014 and 2013 was $2.9 million, $5.8 million and $4.1 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $9.3 million, $5.3 million and $6.6 million in 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $5.5 million of total unrecognized compensation cost from stock options. This amount is expected to be recognized in the future over a weighted-average period of approximately 3 years.

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	23%	25%	28%
Risk-free interest rate	1.90%	2.35%	2.65%
Expected life (in years)	7.7	8.7	8.9
Expected dividend	—	—	—
Weighted-average fair value of options granted	$42.74	$43.96	$47.25

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

Restricted Stock and Restricted Stock Units
Under the 2007 Plan, restricted stock was last granted in 2008. Restricted stock units, which are rights to receive shares of company stock, were granted from 2007 through 2015 under the 2007 Plan.  The fair value of each restricted stock share and restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock and restricted stock unit activity:

	Restricted Stock & Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2013	361,458	$96.15
Granted	144,445	$117.09
Vested	(104,883)	$91.76
Forfeited	(25,590)	$95.97
Outstanding, December 31, 2013	375,430	$105.44
Granted	145,695	$119.56
Vested	(107,557)	$98.52
Forfeited	(36,203)	$108.17
Outstanding, December 31, 2014	377,365	$112.60
Granted	177,110	$139.56
Vested	(113,347)	$107.62
Forfeited	(28,706)	$116.19
Outstanding, December 31, 2015	412,422	$125.30	2.16	$57.2

The total grant date fair value of restricted stock and restricted stock units in 2015, 2014 and 2013 was $12.2 million, $10.6 million and $9.6 million, respectively. As of December 31, 2015, there was approximately $40.1 million of total unrecognized compensation cost related to restricted stock units.  This amount is expected to be recognized over a remaining weighted-average period of approximately 4 years.

Employee Stock Purchase Plans
The fair value of the employees’ purchase rights under the 2011 ESPP and the 1988 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	18%	15%	19%
Risk-free interest rate	0.02%	0.04%	0.05%
Expected life (in years)	0.25	0.25	0.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$25.08	$21.88	$21.76

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

We sold 96,634 shares for $10.8 million, 102,222 shares for $10.2 million and 103,669 shares for $10.0 million under the 2011 ESPP to employees in 2015, 2014 and 2013, respectively.  At December 31, 2015, 189,726 shares remain authorized and available for issuance under the 2011 ESPP.

We currently issue new shares to satisfy stock option exercises, restricted stock issuances and ESPP stock purchases.

10. OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2015	2014	2013

Interest and investment income	$(10.1)	$(13.5)	$(13.4)
Net realized (gains) losses on investments	(1.6)	—	0.3
Other-than-temporary impairment losses on investments	0.6	0.4	0.3
Miscellaneous other (income) expense items, net	—	0.1	—
Other (income) expense, net	$(11.1)	$(13.0)	$(12.8)

Other-than-temporary impairment losses on investments were recorded in 2015, 2014 and 2013 on certain of our available-for-sale investments and a certain equity investment in light of the continuing declines in their market prices at that time.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income including noncontrolling interests to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Net income including noncontrolling interests	$113.1	$88.8	$77.8
Adjustments to reconcile net income including
noncontrolling interests to net cash provided by operating activities (net of effects of acquisitions):
Depreciation and amortization	131.8	149.9	147.2
Share-based compensation	17.0	14.9	13.7
(Gains) losses on dispositions of securities	(1.0)	0.3	0.6
Losses on dispositions of fixed assets	0.3	0.4	0.5
Excess tax benefits from share-based compensation	(3.6)	(1.3)	(2.7)
Changes in fair value of contingent consideration	(5.6)	(1.4)	(5.8)
(Increase) decrease in accounts receivable, net	(39.0)	11.1	(24.2)
(Increase) decrease in inventories, net	(54.2)	5.8	(39.7)
Decrease (increase) in other current assets	0.1	(5.7)	(4.2)
Increase (decrease) in accounts payable
and other current liabilities	28.6	(9.9)	33.2
Increase (decrease) in income taxes payable	12.7	20.4	(38.0)
Decrease in deferred income taxes	(6.4)	(6.3)	(4.0)
Net decrease/increase in other long-term liabilities/assets	(7.6)	6.3	14.7
Net cash provided by operating activities	$186.2	$273.3	$169.1

Non-cash investing activities:
Purchased intangible assets	$—	$0.2	$12.0
Purchased marketable securities and investments	$2.2	$—	$0.4

12. COMMITMENTS AND CONTINGENT LIABILITIES

Rents and Leases

Rental expense under operating leases was $45.0 million, $46.9 million and $45.5 million in 2015, 2014 and 2013, respectively.  Leases are principally for facilities and automobiles. We had no sublease income.

Annual future minimum lease payments at December 31, 2015 under operating leases are as follows: 2016 - $41.2 million; 2017 - $33.9 million; 2018 - $25.2 million; 2019 - $18.7 million; and 2020 and beyond - $43.3 million.

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of the Board of Directors.  Bio-Rad has no liability other than for the current year’s contribution.  Contribution expense was $14.7 million, $13.7 million and $13.5 million in 2015, 2014 and 2013, respectively.

Other Post-Employment Benefits

In several foreign locations we are statutorily required to provide a lump sum severance or termination indemnity to our employees.  Under these plans, the vested benefit obligation at December 31, 2015 and 2014 was $68.6 million and $46.1 million, respectively, and has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets.  Most plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets to settle these obligations. However, some of these plans require funding based on local laws in which there is a trust or other device used to accumulate assets to assist in settling these obligations.

Purchase Obligations

As of December 31, 2015, we had obligations that have been recognized on our balance sheet of $110.8 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty.

The annual future fixed and determinable portion of our purchase obligations that have been recognized on our balance sheet as of December 31, 2015 are as follows: 2016 - $23.8 million, 2017 - $10.9 million, 2018 - $3.2 million, 2019 - $2.1 million, 2020 - $1.7 million and after 2020 - $69.1 million.

As of December 31, 2015, we had purchase obligations that have not been recognized on our balance sheet of $35.7 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2015 are as follows: 2016 - $17.8 million, 2017 - $5.1 million, 2018 - $3.6 million, 2019 - $3.6 million, 2020 - $5.6 million and after 2020 - $0 million.

Letters of Credit

In the ordinary course of business, we are at times required to post letters of credit.  The letters of credit are issued by our banks to guarantee our obligations to various parties. We were contingently liable for $1.3 million of standby letters of credit with banks as of December 31, 2015.

Contingent Consideration

During the second quarter of 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. At the acquisition date, the contingent consideration was based on a probability-weighted income approach that could reach $70.0 million upon the achievement of all development/regulatory and sales milestones. The contingent consideration for the development/regulatory milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration related to the development/regulatory milestones was revalued to a fair value of $10.0 million as of December 31, 2015 and 2014. The contingent consideration for the sales milestones at the acquisition date and at December 31, 2015 was determined to be negligible, using the risk-neutral probability of being in the money based on a Black-Scholes framework. The sales that are required under the purchase agreement have a low probability of obtaining the thresholds.

During the third quarter of 2012, we recognized a contingent consideration liability of $44.6 million upon our acquisition of a new cell sorting system from Propel Labs, Inc. The fair value of the contingent consideration was based on a probability-weighted income approach related to the achievement of certain development and sales milestones. The development milestone was achieved and paid in 2013. The first sales milestone was reached, resulting in payments of $2.4 million and $3.0 million in the fourth quarter of 2014 and the first quarter of 2015, respectively. During 2015, the contingent consideration was revalued by a decrease of $5.6 million to its estimated fair value of $9.1 million as of December 31, 2015.

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2015, approximately eight percent of Bio-Rad's approximately 3,100 U.S. employees were covered by a collective bargaining agreement, which will expire on November 8, 2016.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

13.    LEGAL PROCEEDINGS

On January 23, 2015, the City of Riviera Beach General Employees’ Retirement System filed a shareholder derivative lawsuit in the Superior Court of California, Contra Costa County, against three of our current directors and one former director. We are also named as a nominal defendant. In the complaint, the plaintiff alleges that our directors breached their fiduciary duty of loyalty by failing to ensure that we had sufficient internal controls and systems for compliance with the Foreign Corrupt Practices Act ("FCPA"); that we failed to provide adequate training on the FCPA; and that based on these actions, the directors have been unjustly enriched. Purportedly seeking relief on our behalf, the plaintiff seeks an award of restitution and unspecified damages, costs and expenses (including attorneys’ fees). On April 23, 2015, we and the individual defendants filed a demurrer requesting dismissal of the complaint in this case. The demurrer was heard on August 6, 2015, and the Court granted the demurrer for failure to make a demand on our Board of Directors on August 17, 2015, but provided leave to amend. On September 4, 2015, the plaintiff filed an amended complaint and simultaneously served a litigation demand letter on our Board of Directors via its counsel in this action. The letter demands that we investigate and bring appropriate legal action against certain individuals, including the defendants in the City of Riviera Beach case and six current and former employees. The plaintiff also moved for a temporary stay in the proceedings, purportedly to enable the Board to respond to the demand. The Board has formed a Demand Review Committee to respond to the demand. On February 24, 2016, the Demand Review Committee reported to the Board that it had concluded its investigation and unanimously determined that it is not in the best interests of the Company and its stockholders to pursue litigation against any individuals named in the City of Riviera Beach’s litigation demand letter. On October 6, 2015, we and the individual defendants filed a second demurrer, seeking to dismiss the case for failure to make a timely pre-suit demand. The case has been stayed pending mediation. The caption is City of Riviera Beach General Employees’ Retirement System v. Schwartz et al., Case No. C-15-00140.

On August 13, 2015 and August 18, 2015, respectively, each of International Brotherhood of Electrical Workers Local 38 Pension Fund and Wayne County Employees’ Retirement System filed a stockholder derivative complaint in the Delaware Court of Chancery against four of our current directors and one former director. We are named as a nominal defendant in the complaints. The complaints allege that the defendants failed to cause us to develop internal controls sufficient to ensure our compliance with the FCPA. The plaintiffs assert claims for breach of fiduciary duty and unjust enrichment and request an award of the damages we sustained as a result of the alleged violations, among other relief. The two lawsuits were consolidated on August 27, 2015.  The case has been stayed pending mediation. The caption of the consolidated case is In re Bio-Rad Laboratories, Inc. Stockholder Litigation, Consol. C.A. No. 11387-VCN (Del. Ch.).

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our current directors and one former director. The plaintiff’s suit alleges whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleges wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff seeks back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. We believe this lawsuit is without merit, and on July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. Discovery has started. A mediation is scheduled for April 19, 2016 and trial is scheduled for January 9, 2017.

We are vigorously defending against the claims above. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability. In addition, we are party to various other claims, legal actions and complaints arising in the ordinary course of business.  We do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position or liquidity. However, we cannot give any assurance regarding the ultimate outcome of these other matters and their resolution could be material to our operating results for any particular period, depending on the level of income for the period.

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

Information regarding industry segments at December 31, 2015, 2014, and 2013 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Segment net sales	2015	$695.0	$1,310.4	$14.0
	2014	728.3	1,432.3	14.4
	2013	710.0	1,408.0	14.7

Allocated interest expense	2015	$6.1	$15.4	$0.1
	2014	5.5	15.9	0.1
	2013	10.4	30.1	0.1

Depreciation and amortization	2015	$30.7	$77.8	$0.1
	2014	33.2	95.8	—
	2013	32.6	91.5	0.1

Segment (loss) profit	2015	$(0.7)	$152.4	$0.7
	2014	(14.7)	167.1	1.2
	2013	(13.7)	176.2	1.1

Segment assets	2015	$390.5	$878.3	$4.4
	2014	361.5	884.9	4.8

Capital expenditures	2015	$8.2	$51.3	$0.1
	2014	14.1	60.1	—

Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker. In 2014 and 2013, this included the accrual of $20.1 million and $35.0 million, respectively, associated with the U.S. Securities and Exchange Commission and Department of Justice investigations relating to the U.S. Foreign Corrupt Practices Act, for which a final settlement was reached in the fourth quarter of 2014. In 2013, this also included the $15.6 million expense for the redemption of our 8.0% Senior Subordinated Notes. The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2015	2014	2013
Total segment profit	$152.4	$153.6	$163.6
Foreign exchange losses	(10.2)	(9.3)	(8.6)
Net corporate operating, interest and other expense, net not allocated to segments	(7.5)	(25.7)	(55.4)
Other income (expense), net	11.1	13.0	12.8
Consolidated income before taxes	$145.8	$131.6	$112.4

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2015	2014
Total segment assets	$1,273.2	$1,251.2
Cash and other current assets	926.9	888.1
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	46.1	26.7
Goodwill, net	495.9	500.4
Other long-term assets	969.4	674.9
Total assets	$3,711.5	$3,341.3

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2015	2014	2013
Europe	$763.7	$901.7	$886.1
Pacific Rim	392.2	417.5	413.3
United States	735.0	704.9	677.7
Other (primarily Canada and Latin America)	128.5	150.9	155.6
Total net sales	$2,019.4	$2,175.0	$2,132.7

The following presents Property, plant and equipment, net, Other investments and other assets, excluding deferred income taxes, by geographic region based upon the location of the asset (in millions):

	December 31,
	2015	2014
Europe	$204.4	$194.5
Pacific Rim	15.1	19.0
United States	964.4	623.8
Other (primarily Canada and Latin America)	9.1	12.1
Total Property, plant and equipment, net, Other investments and other assets, excluding deferred income taxes	$1,193.0	$849.4

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2015 and 2014 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales	$472.8	$506.1	$470.0	$570.6
Gross profit	270.1	279.6	263.5	308.5
Net income attributable to Bio-Rad	17.8	28.4	17.4	49.5
Basic earnings per share	$0.61	$0.98	$0.59	$1.69
Diluted earnings per share	$0.61	$0.97	$0.59	$1.68

2014
Net sales	$509.3	$536.8	$530.6	$598.2
Gross profit	275.3	297.2	288.6	317.4
Net income attributable to Bio-Rad	6.7	31.6	11.5	39.0
Basic earnings per share	$0.23	$1.10	$0.40	$1.35
Diluted earnings per share	$0.23	$1.09	$0.39	$1.34

16. SUBSEQUENT EVENT

In January 2016, we acquired a high performance analytical flow cytometer platform from Propel Labs (Propel) that will enable advanced and novice users to perform basic and multi-parameter cytometry for a wide range of applications and chemistries. Bio-Rad expects to launch the instrument later this year.

The aggregate consideration for the instrument consisted of a cash payment in January 2016 of $10.0 million, with payments of up to $20.0 million due upon the completion of certain technical milestones. Following the completion of these milestones, semi-annual performance payments to Propel will be required based on a percentage of sales through 2020.

We are presently unable to report the purchase price allocation or the evaluation of the transaction, as more time is needed to complete the information transfer from the seller and include all information into a valuation of individual assets and liabilities, including contingent consideration.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2016 annual meeting of stockholders (the “2016 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

We have adopted a code of business ethics and conduct that applies to our principal executive officer, principal financial officer, controller and all other employees and is available through the Corporate Governance section of our website (www.bio-rad.com).  We will also provide a copy of the code of ethics to any person, without charge, upon request, by writing to us at “Bio-Rad Laboratories, Inc., Investor Relations, 1000 Alfred Nobel Drive, Hercules, CA  94547.” We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the Corporate Governance section of our website (www.bio-rad.com).

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2016 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”  In addition, the information from a portion of the 2016 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2016 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2015
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	839,127	$100.36	959,820 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	839,127	$100.36	959,820

(1)	Consists of the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(2)	Consists of 770,094 shares available under the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and 189,726 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(3)	Excludes Restricted Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2016 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2016 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

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

The exhibits listed in the accompanying Index to Exhibits on pages 85 through 87 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014, and 2013
(in thousands)

Allowance for doubtful accounts receivable

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
2015	$27,973	$8,783	$(12,338)	$24,418
2014	$32,471	$7,164	$(11,662)	$27,973
2013	$29,202	$9,181	$(5,912)	$32,471

Valuation allowance for current and long-term deferred tax assets

	Balance at Beginning of Year	Additions Charged (Credited) to Income Tax Expense	Deductions	Balance at End of Year
2015	$58,615	$(338)	$—	$58,277
2014	$64,011	$(5,396)	$—	$58,615
2013	$52,856	$11,155	$—	$64,011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Christine A. Tsingos
Christine A. Tsingos
Executive Vice President, Chief Financial Officer

Date:	February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Chairman of the Board, President
/s/ Norman Schwartz	and Chief Executive Officer	February 29, 2016
(Norman Schwartz)

Principal Financial Officer:
/s/ Christine A. Tsingos	Executive Vice President,
(Christine A. Tsingos)	Chief Financial Officer	February 29, 2016

Principal Accounting Officer:
/s/ James R. Stark	Vice President, Corporate Controller	February 29, 2016
(James R. Stark)

Other Directors:
/s/ Louis Drapeau	Director	February 29, 2016
(Louis Drapeau)

/s/ Robert M. Malchione	Director	February 29, 2016
(Robert M. Malchione)

/s/ Joel McComb	Director	February 29, 2016
(Joel McComb)

/s/ Deborah J. Neff	Director	February 29, 2016
(Deborah J. Neff)

/s/ Alice N. Schwartz	Director	February 29, 2016
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

10.2	1994 Stock Option Plan. (5)

10.2.1	Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 28, 1998. (6)

10.2.2	Second Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated December 6, 1999. (6)

10.2.3	Third Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated September 19, 2000. (6)

10.2.4	Fourth Amendment to the Bio-Rad Laboratories, Inc. 1994 Stock Option Plan dated April 25, 2001. (6)

10.2.5	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated February 18, 2009. (7)

10.2.6	Amendment to the 1994 Stock Option Plan of Bio-Rad Laboratories, Inc., dated December 12, 2011. (8)

10.3	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (9)

10.4	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (10)

10.5	2003 Stock Option Plan. (11)

10.5.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (12)

10.5.2	Second Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., dated March 1, 2012. (13)

Exhibit No.

10.6	2007 Incentive Award Plan. (14)

10.6.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007
Incentive Award Plan. (15)

10.6.2	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. (16)

10.7	Form of Indemnification Agreement. (17)

10.8	Settlement Agreement and General Release. (18)

10.9	Non-Prosecution Agreement effective November 3, 2014 between the U.S. Department of Justice and Bio-Rad
Laboratories, Inc. (19)

10.10	Securities and Exchange Commission Order effective November 3, 2014. (19)

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's
Annual Report on Form 10-K for the year ended December 31, 2015, is filed in XBRL (Extensible
Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income,
(iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows,
(v) the Consolidated Statements of Changes in Stockholders' Equity, (vi) the Notes to Consolidated Financial
Statements and (vii) Schedule II - Valuation and Qualifying Accounts.

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

(10)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997 Form 10-Q filing, dated
November 13, 1997.

(11)	Incorporated by reference to Exhibit 10.7 to Bio-Rad’s March 31, 2003 Form 10-Q filing, dated
May 13, 2003.

(12)	Incorporated by reference to Exhibit 10.7.1 to Bio-Rad’s March 31, 2007 Form 10-Q filing, dated May 4, 2007.

(13)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s June 30, 2012 Form 10-Q filing, dated August 9, 2012.

(14)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated July 30, 2007.

(15)	Incorporated by reference to Exhibit 10.8.1 to Bio-Rad’s September 30, 2009 Form 10-Q filing, dated November 4, 2009.

(16)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s March 31, 2014 Form 10-Q filing, dated May 8, 2014.

(17)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filing, dated June 28, 2011.

(18)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 7, 2014.

(19)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2014.