Form 10-Q
period 2016-03-31
BIO RAD LABORATORIES INC
filed 2016-05-06
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at April 28, 2016
Class A Common Stock, Par Value $0.0001 per share	24,271,918
Class B Common Stock, Par Value $0.0001 per share	5,125,441

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2016

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS:	(Unaudited)
Cash and cash equivalents	$403,615	$457,549
Short-term investments	345,045	328,718
Restricted investments	4,210	4,210
Accounts receivable, net	381,100	391,485
Inventories:
Raw materials	115,329	109,928
Work in process	121,489	114,438
Finished goods	296,494	265,858
Total inventories	533,312	490,224
Other current assets	107,982	105,410
Total current assets	1,775,264	1,777,596
Property, plant and equipment, at cost	1,159,054	1,117,086
Less: accumulated depreciation and amortization	(709,828)	(679,396)
Property, plant and equipment, net	449,226	437,690
Goodwill, net	509,582	495,948
Purchased intangibles, net	242,264	214,026
Other investments	711,437	719,840
Other assets	65,640	64,618
Total assets	$3,753,413	$3,709,718

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable, accrued payroll and employee benefits	$241,249	$280,248
Current maturities of long-term debt and notes payable	296	298
Income and other taxes payable	27,725	29,339
Other current liabilities	131,618	131,466
Total current liabilities	400,888	441,351
Long-term debt, net of current maturities	433,980	433,883
Other long-term liabilities	374,096	343,981
Total liabilities	1,208,964	1,219,215

Stockholders’ equity:
Class A common stock, shares issued 24,271,640 and 24,230,448 at 2016 and 2015, respectively; shares outstanding 24,271,518 and 24,230,326 at 2016 and 2015, respectively	2	2
Class B common stock, shares issued 5,126,358 and 5,130,558 at 2016 and 2015, respectively; shares outstanding 5,125,441 and 5,129,641 at 2016 and 2015, respectively	1	1
Additional paid-in capital	308,876	300,408
Class A treasury stock at cost, 122 shares at 2016 and 2015	(12)	(12)
Class B treasury stock at cost, 917 shares at 2016 and 2015	(89)	(89)
Retained earnings	1,820,331	1,808,055
Accumulated other comprehensive income	415,340	382,138
Total stockholders’ equity	2,544,449	2,490,503
Total liabilities and stockholders’ equity	$3,753,413	$3,709,718
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net sales	$471,197	$472,821
Cost of goods sold	207,168	202,715
Gross profit	264,029	270,106
Selling, general and administrative expense	189,716	188,555
Research and development expense	48,586	47,202
Income from operations	25,727	34,349
Interest expense	5,580	5,002
Foreign currency exchange losses, net	1,129	3,806
Other (income) expense, net	(1,177)	(1,153)
Income before income taxes	20,195	26,694
Provision for income taxes	(7,919)	(8,876)
Net income	$12,276	$17,818

Basic earnings per share:
Net income per basic share	$0.42	$0.61
Weighted average common shares - basic	29,364	29,092

Diluted earnings per share:
Net income per diluted share	$0.42	$0.61
Weighted average common shares - diluted	29,506	29,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income	$12,276	$17,818
Other comprehensive income (loss):
Foreign currency translation adjustments	37,935	(19,470)
Foreign other post-employment benefits adjustments, net of income taxes	(640)	1,041
Net unrealized holding (losses) gains on available-for-sale (AFS) investments, net of income taxes	(4,093)	6,930
Other comprehensive income (loss), net of income taxes	33,202	(11,499)
Comprehensive income	$45,478	$6,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Cash received from customers	$492,407	$478,479
Cash paid to suppliers and employees	(508,820)	(453,986)
Interest (paid) received, net	(187)	471
Income tax refunds, net	10,421	1,503
Investment proceeds and miscellaneous receipts, net	1,667	1,175
Excess tax benefits from share-based compensation	(67)	(1,212)
(Payments for) proceeds from forward foreign exchange contracts, net	(2,869)	3,016
Net cash (used in) provided by operating activities	(7,448)	29,446
Cash flows from investing activities:
Capital expenditures	(25,296)	(27,080)
Proceeds from dispositions of property, plant and equipment	1	4
Payments for acquisition and long-term investment	(9,634)	(895)
Payments for purchases of intangible assets	—	(1,307)
Payments for purchases of marketable securities and investments	(71,485)	(66,568)
Proceeds from sales of marketable securities and investments	20,381	27,356
Proceeds from maturities of marketable securities and investments	35,175	40,499
Net cash used in investing activities	(50,858)	(27,991)
Cash flows from financing activities:
Payments on long-term borrowings	(77)	(66)
Payments of contingent consideration	(3,500)	(2,983)
Proceeds from issuances of common stock for share-based compensation	3,768	1,506
Excess tax benefits from share-based compensation	67	1,212
Net cash provided by (used in) financing activities	258	(331)
Effect of foreign exchange rate changes on cash	4,114	11,353
Net (decrease) increase in cash and cash equivalents	(53,934)	12,477
Cash and cash equivalents at beginning of period	457,549	413,251
Cash and cash equivalents at end of period	$403,615	$425,728
Reconciliation of net income to net cash provided by operating activities:
Net income	$12,276	$17,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,090	32,283
Share-based compensation	4,645	4,071
Losses (gains) on dispositions of securities	229	(214)
Excess tax benefits from share-based compensation	(67)	(1,212)
Changes in fair value of contingent consideration	(1,284)	(1,192)
Decrease in accounts receivable	19,991	15,567
Increase in inventories	(34,400)	(29,469)
Increase in other current assets	(15,730)	(5,076)
Decrease in accounts payable and other current liabilities	(47,666)	(7,747)
Increase in income taxes payable	14,075	6,106
Net decrease/increase in other long-term assets/liabilities	6,393	(1,489)
Net cash (used in) provided by operating activities	$(7,448)	$29,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Recent Accounting Standards Updates

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We are currently evaluating the effect ASU 2016-09 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under current guidance, an investor that doesn’t consolidate an investment and initially accounts for it under a method other than the equity method is required to retrospectively apply the equity method in prior periods in which it held the investment when it subsequently obtained significant influence. ASU 2016-07 will be applied on a prospective basis and is effective for all entities for fiscal years beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. We do not plan to early adopt ASU 2016-07 and currently do not expect it to affect our consolidated financial statements when adopted on January 1, 2017.

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not plan to early adopt. ASU 2016-02 will be adopted on a modified retrospective basis, with elective reliefs, which requires application of ASU 2016-02 for all periods presented. We are currently evaluating the effect ASU 2016-02 will have on our consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under ASU 2015-16, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The measurement period cannot exceed one year from the date of the acquisition. ASU 2015-16 was effective on January 1, 2016, and we adopted it at the same time as a change in accounting policy. For the first quarter of 2016, ASU 2015-16 had no effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. We will not early adopt. We are currently evaluating the effect ASU 2015-11 will have, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This makes the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under prior U.S. GAAP, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, which is our current practice. We adopted ASU 2015-03 on January 1,

2016 on a retrospective basis as a change in accounting policy. The Condensed Consolidated Balance Sheet as of December 31, 2015, was retrospectively adjusted by decreasing Other assets and Long-term debt, net of current maturities by $1.8 million, respectively.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, we will not early adopt. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, The FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or cumulative effect transition method. We will use the cumulative effect transition method once we adopt ASUs 2014-09, 2016-10 and 2016-08 on January 1, 2018. We are currently evaluating the effect that these ASUs will have on our consolidated financial statements and related disclosures.

2.ACQUISITIONS

Propel Labs, Inc.

In January 2016, we acquired a high performance analytical flow cytometer platform from Propel Labs (Propel) that will enable advanced and novice users to perform basic and multi-parameter cytometry for a wide range of applications and chemistries. This asset acquisition was accounted for as a business combination, as the new analytical flow cytometer platform represented an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return and therefore constitutes a business in accordance with GAAP. The amount of the acquisition-related cost was minimal as Bio-Rad primarily represented itself during the acquisition process. This business acquisition is included in our Life Science segment’s results of operations from the acquisition date.

The preliminary fair value of the consideration as of the acquisition date was $38.8 million, which included $9.5 million paid in cash at the closing date and $29.3 million in contingent consideration potentially payable to Propel’s shareholders. The contingent consideration was based on a probability-weighted income approach related to the achievement of certain sales milestones, and was recognized at its estimated fair value of $29.3 million as of March 31, 2016. (See Note 3, "Fair Value Measurements" in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the contingent consideration valuation and underlying assumptions.)

The purchase accounting for this acquisition is preliminary and subject to revision, as more time is needed to transfer information necessary from the seller and include it into a comprehensive valuation of certain assets and compensatory services. The preliminary fair values of the net assets acquired from Propel as of the acquisition date were determined to be $36.0 million of definite-lived intangible assets and $2.8 million of goodwill. Measurement-period adjustments will be recorded as soon as they are determined in accordance with ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." We expect the goodwill recorded to be deductible for income tax purposes. The acquired analytical flow cytometer platform fits well into Bio-Rad’s existing Life Science segment product offerings and may offer researchers greater access to this technology.

In addition to the sales milestones, Bio-Rad and Propel negotiated development milestone payments concurrent with and included in the purchase agreement. Bio-Rad is receiving future manufacturing, engineering and marketing support from Propel on which payments of the milestones are upon the successful completion of all contracted services. As a result, these development milestones are not included in the total purchase consideration and a majority will be expensed in future periods.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2016 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$35.6	$—	$35.6
U.S. government sponsored agencies	—	5.4	—	5.4
Foreign time deposits	9.8	—	—	9.8
Money market funds	4.3	—	—	4.3
Total cash equivalents (a)	14.1	41.0	—	55.1
Restricted investment:	4.2	—	—	4.2
Available-for-sale investments:
Corporate debt securities	—	149.8	—	149.8
U.S. government sponsored agencies	—	78.5	—	78.5
Foreign government obligations	—	5.0	—	5.0
Municipal obligations	—	10.1	—	10.1
Marketable equity securities	653.6	—	—	653.6
Asset-backed securities	—	68.6	—	68.6
Total available-for-sale investments (b)	653.6	312.0	—	965.6
Forward foreign exchange contracts (c)	—	0.9	—	0.9
Total financial assets carried at fair value	$671.9	$353.9	$—	$1,025.8

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$2.4	$—	$2.4
Contingent consideration (e)	—	—	43.6	43.6
Total financial liabilities carried at fair value	$—	$2.4	$43.6	$46.0

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2015 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$33.2	$—	$33.2
Foreign government obligations	—	0.6	—	0.6
Foreign time deposits	11.9	—	—	11.9
U.S. government sponsored agencies	—	14.6	—	14.6
Money market funds	11.3	—	—	11.3
Total cash equivalents (a)	23.2	48.4	—	71.6
Restricted investment:	4.2	—	—	4.2
Available-for-sale investments:
Corporate debt securities	—	156.9	—	156.9
U.S. government sponsored agencies	—	74.8	—	74.8
Foreign government obligations	—	4.6	—	4.6
Municipal obligations	—	6.4	—	6.4
Marketable equity securities	660.1	—	—	660.1
Asset-backed securities	—	54.8	—	54.8
Total available-for-sale investments (b)	660.1	297.5	—	957.6
Forward foreign exchange contracts (c)	—	0.9	—	0.9
Total financial assets carried at fair value	$687.5	$346.8	$—	$1,034.3

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.1	$—	$1.1
Contingent consideration (e)	—	—	19.1	19.1
Total financial liabilities carried at fair value	$—	$1.1	$19.1	$20.2

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2016	December 31, 2015
Short-term investments	$345.0	$328.7
Other investments	620.6	628.9
Total	$965.6	$957.6

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2016	December 31, 2015
Other current liabilities	$14.3	$13.5
Other long-term liabilities	29.3	5.6
Total	$43.6	$19.1

In 2012, we recognized a contingent consideration liability for certain milestones of $44.6 million upon our acquisition of a new cell sorting system from Propel. Since 2012, we have paid $28.9 million upon reaching the milestones and have reduced the valuation of the milestones by $11.4 million to its estimated fair value of $4.3 million as of March 31, 2016.

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a new high performance analytical flow cytometer platform from Propel. At the acquisition date, the contingent consideration was based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. The contingent consideration was recognized at its estimated fair value of $29.3 million as of March 31, 2016.

The following table provides a reconciliation of the Level 3 cell sorting system and analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value based on original valuations and updated quarterly for the three months ended March 31, 2016 (in millions):

2016
January 1	$9.1
Cell sorting system:
Payment of sales milestone	(3.5)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(1.3)

Analytical flow cytometer platform:
Acquisition of high performance analytical flow cytometer platform	29.3
March 31	$33.6

The following table provides quantitative information about Level 3 inputs for fair value measurement of our cell sorting system and analytical flow cytometer platform contingent consideration liabilities as of March 31, 2016. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	0.68%	N/A
		Projected volatility of growth rate	15%	N/A
		Market price of risk	1.30%	N/A

Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Market price of risk	6%
		Volatility	10%

In 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. The contingent consideration for the milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The Level 3 contingent consideration was revalued to a fair value of $10.0 million as of March 31, 2016 and December 31, 2015.

To estimate the fair value of Level 2 debt securities as of March 31, 2016 and December 31, 2015, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of March 31, 2016 and December 31, 2015, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

In addition to the above, our primary pricing provider performs daily reasonableness testing of the S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$149.3	$0.7	$(0.2)	$149.8
Municipal obligations	10.0	0.1	—	10.1
Asset-backed securities	68.4	0.1	(0.2)	68.3
U.S. government sponsored agencies	77.8	0.7	—	78.5
Foreign government obligations	5.0	—	—	5.0
Marketable equity securities	31.2	2.7	(0.6)	33.3
	341.7	4.3	(1.0)	345.0
Long-term investments:
Marketable equity securities	54.5	565.8	—	620.3
Asset-backed securities	0.3	—	—	0.3
	54.8	565.8	—	620.6
Total	$396.5	$570.1	$(1.0)	$965.6

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$157.2	$0.1	$(0.4)	$156.9
Municipal obligations	6.4	—	—	6.4
Asset-backed securities	54.8	—	(0.2)	54.6
U.S. government sponsored agencies	74.9	0.1	(0.2)	74.8
Foreign government obligations	4.6	—	—	4.6
Marketable equity securities	29.4	2.7	(0.7)	31.4
	327.3	2.9	(1.5)	328.7
Long-term investments:
Marketable equity securities	54.5	574.2	—	628.7
Asset-backed securities	0.3	—	(0.1)	0.2
	54.8	574.2	(0.1)	628.9
Total	$382.1	$577.1	$(1.6)	$957.6

The unrealized gains of our long-term marketable equity securities are primarily due to our investment in Sartorius AG preferred shares.

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	March 31, 2016	December 31, 2015
Fair value of investments in a loss position 12 months or more	$9.5	$10.4
Fair value of investments in a loss position less than 12 months	$97.6	$204.0
Gross unrealized losses for investments in a loss position 12 months or more	$0.3	$0.4
Gross unrealized losses for investments in a loss position less than 12 months	$0.7	$1.2

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2016 or at December 31, 2015.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2016 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

March 31,
2016
Contracts maturing in April through June 2016 to sell foreign currency:
Notional value	$16.1
Unrealized gain	$0.1
Contracts maturing in April through June 2016 to purchase foreign currency:
Notional value	$337.2
Unrealized loss	$(1.6)

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2016 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$101.3	$101.4
Mature in one to five years	154.4	154.8
Mature in more than five years	55.1	55.8
Total	$310.8	$312.0

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	March 31, 2016			December 31, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$86.5	$831.8	2	$86.5	$843.2	2
Total long-term debt, excluding leases and current maturities	$422.0	$455.6	2	$421.9	$454.3	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of March 31, 2016.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2016:
Goodwill	$207.2	$316.9	$524.1
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	180.0	315.9	495.9

Acquisitions	2.8	—	2.8
Currency fluctuations	0.5	10.4	10.9

Balances as of March 31, 2016:
Goodwill	210.5	327.3	537.8
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	$183.3	$326.3	$509.6

In conjunction with the purchase of certain assets from Propel in January 2016 (see Note 2, "Acquisitions" in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q), we recorded $2.8 million of goodwill and $36.0 million of definite-lived intangible assets: $33.0 million of developed product technology and $3.0 million of covenants not to compete.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	March 31, 2016
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	2-9	$88.3	$(50.4)	$37.9
Know how	1-10	187.6	(129.8)	57.8
Developed product technology	3-13	134.9	(52.1)	82.8
Licenses	3-10	39.6	(29.2)	10.4
Tradenames	5-8	3.6	(2.5)	1.1
Covenants not to compete	3-10	7.8	(1.9)	5.9
Total definite-lived intangible assets		461.8	(265.9)	195.9
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$508.2	$(265.9)	$242.3

	December 31, 2015
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	2-10	$84.7	$(46.8)	$37.9
Know how	1-10	184.0	(121.6)	62.4
Developed product technology	4-12	101.3	(48.9)	52.4
Licenses	3-10	39.2	(28.5)	10.7
Tradenames	5-9	3.5	(2.4)	1.1
Covenants not to compete	3-7	4.8	(1.7)	3.1
Total definite-lived intangible assets		417.5	(249.9)	167.6
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$463.9	$(249.9)	$214.0

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015

Amortization expense	$9.4	$9.2

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2016	$17.4
Provision for warranty	8.1
Actual warranty costs	(7.4)
March 31, 2016	$18.1

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2016	December 31, 2015
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(3.0)	(3.1)
Long-term debt less unamortized discount and debt issuance costs	422.0	421.9
Capital leases and other debt	12.3	12.3
	434.3	434.2
Less current maturities	(0.3)	(0.3)
Long-term debt	$434.0	$433.9

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement, replacing the Amended and Restated Credit Agreement of June 2010, which expired on June 21, 2014. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2016 or December 31, 2015, however $0.8 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.88% at March 31, 2016.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of March 31, 2016.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding losses on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2016:	$33.7	$(20.7)	$369.1	$382.1
Other comprehensive income (loss), before reclassifications	37.9	(0.9)	(6.5)	30.5
Amounts reclassified from Accumulated other comprehensive income	—	0.3	—	0.3
Income tax effects	—	—	2.4	2.4
Other comprehensive income (loss), net of income taxes	37.9	(0.6)	(4.1)	33.2
Balances as of March 31, 2016:	$71.6	$(21.3)	$365.0	$415.3

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2015:	$71.2	$(16.3)	$164.0	$218.9
Other comprehensive (loss) income, before reclassifications	(19.5)	0.9	11.2	(7.4)
Amounts reclassified from Accumulated other comprehensive income	—	0.2	(0.3)	(0.1)
Income tax effects	—	—	(4.0)	(4.0)
Other comprehensive (loss) income, net of income taxes	(19.5)	1.1	6.9	(11.5)
Balances as of March 31, 2015:	$51.7	$(15.2)	$170.9	$207.4

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended
	March 31,
Components of Comprehensive income	2016	2015	Location
Amortization of foreign other post-employment benefit items	$(0.3)	$(0.2)	Selling, general and administrative expense
Net holding gains on available-for-sale investments	$—	$0.3	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Basic weighted average shares outstanding	29,364	29,092
Effect of potentially dilutive stock options and restricted stock awards	142	197
Diluted weighted average common shares	29,506	29,289
Anti-dilutive shares	90	106

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2016	2015
Interest and investment income	$(1.2)	$(0.9)
Net realized gain on investments	—	(0.3)
Other (income) expense, net	$(1.2)	$(1.2)

10.    INCOME TAXES

Our effective income tax rate was 39% and 33% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the first quarter of 2016 was higher primarily due to losses incurred in certain foreign jurisdictions for which no income tax benefit was expected and an increase in taxes partly due to newly enacted tax rates in certain foreign jurisdictions.

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

As of March 31, 2016, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $4 million. Substantially all such amounts will impact our effective income tax rate.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2016 and 2015 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2016	$165.9	$301.7	$3.6
	2015	$155.9	$313.6	$3.3

Segment net (loss) profit	2016	$(3.3)	$24.8	$0.3
	2015	$(2.4)	$35.2	$(0.1)

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

	Three Months Ended
	March 31,
	2016	2015
Total segment profit	$21.8	$32.7
Foreign currency exchange losses, net	(1.1)	(3.8)
Net corporate operating, interest and other expense not allocated to segments	(1.7)	(3.4)
Other income (expense), net	1.2	1.2
Consolidated income before income taxes	$20.2	$26.7

12.    LEGAL PROCEEDINGS

On January 23, 2015, the City of Riviera Beach General Employees’ Retirement System filed a shareholder derivative lawsuit in the Superior Court of California, Contra Costa County, against three of our current directors and one former director. We are also named as a nominal defendant. In the complaint, the plaintiff alleges that our directors breached their fiduciary duty of loyalty by failing to ensure that we had sufficient internal controls and systems for compliance with the Foreign Corrupt Practices Act ("FCPA"); that we failed to provide adequate training on the FCPA; and that based on these actions, the directors have been unjustly enriched. Purportedly seeking relief on our behalf, the plaintiff seeks an award of restitution and unspecified damages, costs and expenses (including attorneys’ fees). On April 23, 2015, we and the individual defendants filed a demurrer requesting dismissal of the complaint in this case. The demurrer was heard on August 6, 2015, and the Court granted the demurrer for failure to make a demand on our Board of Directors on August 17, 2015, but provided leave to amend. On September 4, 2015, the plaintiff filed an amended complaint and simultaneously served a litigation demand letter on our Board of Directors via its counsel in this action. The letter demands that we investigate and bring appropriate legal action against certain individuals, including the defendants in the City of Riviera Beach case and six current and former employees. The plaintiff also moved for a temporary stay in the proceedings, purportedly to enable the Board to respond to the demand. The Board formed a Demand Review Committee to respond to the demand. On February 24, 2016, the Demand Review Committee reported to the Board that it had concluded its investigation and unanimously determined that it is not in the best interests of the Company and its stockholders to pursue litigation against any individuals named in the City of Riviera Beach’s litigation demand letter. On October 6, 2015, we and the individual defendants filed a second demurrer, seeking to dismiss the case for failure to make a timely pre-suit demand. The case has been stayed pending mediation. The caption is City of Riviera Beach General Employees’ Retirement System v. Schwartz et al., Case No. C-15-00140.

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

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our current directors and one former director. The plaintiff’s suit alleges whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleges wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff seeks back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. We believe this lawsuit is without merit, and on July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. Discovery has started. A mediation occurred on April 19, 2016 and did not result in settlement. Trial is scheduled for January 9, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2015 and the financial statements for the three months ended March 31, 2016.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 39% of our year-to-date 2016 consolidated net sales are derived from the United States and approximately 61% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses.

In January 2016, we acquired a high performance analytical flow cytometer platform from Propel Labs (Propel) that will enable advanced and novice users to perform basic and multi-parameter cytometry for a wide range of applications and chemistries. This asset acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The preliminary fair values of the net assets acquired from Propel as of the acquisition date were determined to be $36.0 million of definite-lived intangible assets and $2.8 million of goodwill.

The preliminary fair value of the consideration as of the acquisition date was $38.8 million, which included $9.5 million paid in cash at the closing date and $29.3 million in contingent consideration potentially payable to Propel’s shareholders. The contingent consideration was based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020.

In 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. The contingent consideration for the milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The Level 3 contingent consideration was revalued to a fair value of $10.0 million as of March 31, 2016 and December 31, 2015.

In 2012, we recognized a contingent consideration liability for certain milestones of $44.6 million upon our acquisition of a new cell sorting system from Propel. Since 2012, we have paid $28.9 million upon reaching the milestones and have reduced the valuation of the milestones by $11.4 million to its estimated fair value of $4.3 million as of March 31, 2016.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended
	March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of goods sold	44.0	42.9
Gross profit	56.0	57.1
Selling, general and administrative expense	40.3	39.9
Research and development expense	10.3	10.0
Net income	2.6	3.8

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we have identified accounting for income taxes, valuation of goodwill and long-lived assets, valuation of inventories, warranty reserves, valuation of investments, allowance for doubtful accounts and litigation accruals as the accounting policies and estimates critical to the operations of Bio-Rad.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2015 filed with the SEC.

Three Months Ended March 31, 2016 Compared to
Three Months Ended March 31, 2015

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first quarter of 2016 were $471.2 million compared to $472.8 million in the first quarter of 2015, a decrease of 0.3%.  Excluding the impact of foreign currency, first quarter 2016 sales increased by approximately 3.9% compared to the same period in 2015.  Currency neutral sales increased primarily in North America and Asia Pacific.

The Life Science segment sales for the first quarter of 2016 were $165.9 million, an increase of 6.4% compared to the same period last year.  On a currency neutral basis, sales increased 9.8% compared to the first quarter in 2015. The currency neutral sales increase was primarily in our Droplet Digital™ PCR and process media products. The currency neutral sales increase was in North America, Latin America, Europe and Asia.

The Clinical Diagnostics segment sales for the first quarter of 2016 were $301.7 million, a decrease of 3.8% compared to the same period last year.  On a currency neutral basis, sales increased 0.9% compared to the first quarter in 2015.  The currency neutral sales increase was primarily attributable to growth in quality control and immunology product lines and BioPlex. On a geographic view, currency neutral sales for the quarter increased most notably in North America, Latin America and Asia Pacific, while sales in the European markets declined due to a number of factors including pricing pressures.

Consolidated gross margins were 56.0% for the first quarter of 2016 compared to 57.1% for the first quarter of 2015.  Life Science segment gross margins for the first quarter of 2016 decreased from the prior year period by approximately 3.9 percentage points primarily due to lower margins in gene expression, protein quantification and antibody products, partially offset by higher margins in process media. Also affecting gross margins was lower favorable manufacturing variances, and higher service costs and acquisition intangible amortization in 2016. Clinical Diagnostics segment gross margins for the first quarter of 2016 increased by approximately 0.2 percentage points from the same period last year. The increase compared to the first quarter of 2015 was primarily due to growth in North America mostly for higher margin reagent sales and the suspension of the medical device tax. The increase in gross margins was partially offset by lower margins in the European and Asia regions primarily due to pricing pressures, European lab consolidations and lower consumables sales in Asia.

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

Selling, general and administrative expenses (SG&A) increased to $189.7 million or 40.3% of sales for the first quarter of 2016 compared to $188.6 million or 39.9% of sales for the first quarter of 2015.  Increases to SG&A included software and professional fees. Underlying the overall change in SG&A was the impact of foreign currency that decreased employee-related expenses, our largest cost.

Research and development expense (R&D) increased to $48.6 million or 10.3% of sales in the first quarter of 2016 compared to $47.2 million or 10.0% of sales in the first quarter of 2015.  Life Science segment R&D increased in the first quarter of 2016 from the prior year period primarily due to increased project activities in Droplet Digital™ PCR and cell biology. Clinical Diagnostics segment R&D increased in the first quarter of 2016 from the prior year period primarily from increased spending associated with the GnuBIO business.

Results of Operations – Non-operating

Interest expense for the first quarter of 2016 increased by $0.6 million to $5.6 million compared to $5.0 million for the first quarter of 2015 primarily due to lower capitalization of interest expense associated with the implementation of the next phase of the global single instance ERP platform as we are currently at the beginning of the third phase, and in the prior year we were near completion of the second phase.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended

March 31, 2016 decreased compared to the prior year period primarily due to lower cost of hedging, and the estimate of the timing of shipments and payments of intercompany debt.

Other (income) expense, net for the first quarter of 2016 and 2015 were both income of $1.2 million that primarily consisted of interest and investment income. On April 7, 2016, dividends of $9.6 million were declared for the ordinary and preferred shares of our investment in Sartorius AG.

Our effective income tax rate was 39% and 33% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the first quarter of 2016 was higher primarily due to losses incurred in certain foreign jurisdictions for which no income tax benefit was expected and an increase in taxes partly due to newly enacted tax rates in certain foreign jurisdictions.

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

As of March 31, 2016, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $4 million. Substantially all such amounts will impact our effective income tax rate.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our domestic $200.0 million unsecured Credit Agreement that we entered into in June 2014.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2016, however $0.8 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019.

At March 31, 2016, we had $748.7 million in cash, cash equivalents and short-term investments, of which approximately 36% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $208.3 million available for borrowing and usage as of March 31, 2016, which was reduced by approximately $5.8 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

While economic growth is somewhat improving, instability still exists in developed nations and in the U.S., such as the slowing rate of growth in the Chinese economy and in emerging markets, especially those oil producing countries that have been affected by the recent decline in oil prices, which may adversely affect our future cash flows. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of March 31, 2016 and December 31, 2015, we had accounts receivable, net of an allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $42.3 million and $40.7 million, respectively.

Cash Flows from Operations

Net cash used in operations was $7.4 million compared to net cash provided by operations of $29.4 million for the three months ended March 31, 2016 and 2015, respectively.  The decrease in cash flows primarily resulted from:

•
more cash paid to suppliers and employees primarily related to higher payments to inventory suppliers as payments were delayed in the latter part of 2015 due to the second deployment of the ERP system, higher annual performance-based compensation payments, and higher legal and other professional fees, and

•	net payments in 2016 compared to net cash received in 2015 for forward foreign exchange contracts, partially offset by

•	higher cash received from customers primarily due to delays in the latter part of 2015 due to the second deployment of the ERP system, and,

•	refunds of $12.1 million of U.S. federal income tax received in 2016.

Cash Flows from Investing Activities

Net cash used in investing activities was $50.9 million compared to $28.0 million for the three months ended March 31, 2016 and 2015, respectively. Purchases, sales and maturities of marketable securities and investments combined had an overall decrease of $17.2 million primarily due to decreases in security sales, maturities and an increase in purchases. The increase of payments for acquisition and long-term investment was primarily due to the acquisition of a high performance analytical flow cytometer platform from Propel in January 2016. Capital expenditures were slightly lower for the three months ended March 31, 2016 compared to the same period last year as we start the third phase of a global single instance ERP platform compared to being towards the end of the second phase in 2015.

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

Capital expenditures totaled $25.3 million and $27.1 million for the three months ended March 31, 2016 and 2015, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we continue to implement more phases of the ERP platform and expand our e-commerce platform, we expect capital expenditures to continue to remain historically higher for the next three years or more. However, we expect capital expenditures to continue to grow in 2016 as we implement the third phase of the ERP system. The current estimated future project cost for global implementation for the single instance ERP platform is projected to be $140 million to $190 million and is estimated to take more than three years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.3 million compared to net cash used in financing activities of $0.3 million for the three months ended March 31, 2016 and 2015, respectively. This increase for the three months ended March 31, 2016 was primarily due to an increase in proceeds from the issuance of common stock, partially offset by a decrease in excess tax benefits on share-based compensation.

We have outstanding Senior Notes of $425 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of March 31, 2016. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013 and therefore we do not anticipate any repurchasing of shares for this purpose. We had no other repurchases of our stock during the first three months of 2016 or 2015.

Recent Accounting Standards Updates

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. We are currently evaluating the effect ASU 2016-09 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under current guidance, an investor that doesn’t consolidate an investment and initially accounts for it under a method other than the equity method is required to retrospectively apply the equity method in prior periods in which it held the investment when it subsequently obtained significant influence. ASU 2016-07 will be applied on a prospective basis and is effective for all entities for fiscal years beginning after December 15, 2016, and interim periods within those years and early adoption is permitted. We do not plan to early adopt ASU 2016-07 and currently do not expect it to affect our consolidated financial statements when adopted on January 1, 2017.

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lessees to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not plan to early adopt. ASU 2016-02 will be adopted on a modified retrospective basis, with elective reliefs, which requires application of ASU 2016-02 for all periods presented. We are currently evaluating the effect ASU 2016-02 will have on our consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under ASU 2015-16, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The measurement period cannot exceed one year from the date of the acquisition. ASU 2015-16 was effective on January 1, 2016, and we adopted it at the same time as a change in accounting policy. For the first quarter of 2016, ASU 2015-16 had no effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. We will not early adopt. We are currently evaluating the effect ASU 2015-11 will have, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This makes the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under prior U.S. GAAP, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, which is our current practice. We adopted ASU 2015-03 on January 1, 2016 on a retrospective basis as a change in accounting policy. The Condensed Consolidated Balance Sheet as of December 31, 2015, was retrospectively adjusted by decreasing Other assets and Long-term debt, net of current maturities by $1.8 million, respectively.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, we will not early adopt. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, The FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or cumulative effect transition method. We will use the cumulative effect transition method once we adopt ASUs 2014-09, 2016-10 and 2016-08 on January 1, 2018. We are currently evaluating the effect that these ASUs will have on our consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2016, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the ended March 31, 2016 covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significant international operations. We have direct distribution channels in over 30 countries outside the United States, and during the first three months of 2016 our foreign subsidiaries generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (particularly with respect to the invalidation of the U.S.-European Union safe harbor by the European Court of Justice and the upcoming requirements for compliance with the EU General Data Protection Regulation), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. In our second deployment, which we launched in July 2015, we experienced delays in manufacturing and logistics, which adversely impacted our sales. We may experience similar and other issues with our upcoming third deployment. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

Recent changes to our organizational structure and executive management team could negatively impact our business.

We made significant changes to our organizational structure in 2014 and 2015. We functionalized our manufacturing and selling organizations globally and separated them from our marketing and research and development organizations. Specifically, we combined our international selling organization with our North American selling divisions into one global selling group and consolidated our manufacturing, procurement and logistics operations into one global supply chain group. We also created new management positions to head each of these groups. In addition, we appointed new executives to head each of our Life Science and Clinical Diagnostics segments, and we appointed a Chief Operating Officer. We also restructured our Life Science segment based on functional groups rather than product line divisions. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

In recent years, we have been faced with very challenging global economic conditions. Further deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of March 31, 2016, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $42.3 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the recent decline in oil prices, could adversely affect our business, results of operations or financial condition.

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

In some cases we rely on temporary personnel or consultants, and we may do so in the future. Such temporary personnel or consultants may lack the knowledge and/or specific skills necessary for our business, require time to train without benefiting us through extended employment and increase our costs. In addition, as noted above, our strategic initiatives, such as our internal restructuring and ERP implementation, may be burdensome and disruptive and lead to employee dissatisfaction and attrition.

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

We have substantial debt and have the ability to incur additional debt. As of March 31, 2016, we had approximately $434.3 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.8 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 6, 2016	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	May 6, 2016	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer