Form 10-Q
period 2016-09-30
BIO RAD LABORATORIES INC
filed 2016-11-02
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at October 27, 2016
Class A Common Stock, Par Value $0.0001 per share	24,417,421
Class B Common Stock, Par Value $0.0001 per share	5,123,819

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2016

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS:	(Unaudited)
Cash and cash equivalents	$417,939	$457,549
Short-term investments	388,177	328,718
Restricted investments	4,210	4,210
Accounts receivable, net	367,662	391,485
Inventories:
Raw materials	117,562	109,928
Work in process	130,964	114,438
Finished goods	307,832	265,858
Total inventories	556,358	490,224
Other current assets	115,757	105,410
Total current assets	1,850,103	1,777,596
Property, plant and equipment, at cost	1,217,176	1,117,086
Less: accumulated depreciation and amortization	(742,509)	(679,396)
Property, plant and equipment, net	474,667	437,690
Goodwill, net	506,573	495,948
Purchased intangibles, net	220,904	214,026
Other investments	903,658	719,840
Other assets	63,821	64,618
Total assets	$4,019,726	$3,709,718

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable, accrued payroll and employee benefits	$280,453	$280,248
Current maturities of long-term debt and notes payable	297	298
Income and other taxes payable	22,274	29,339
Other current liabilities	139,694	131,466
Total current liabilities	442,718	441,351
Long-term debt, net of current maturities	434,137	433,883
Deferred income taxes	295,245	233,475
Deferred revenue	4,400	3,743
Other long-term liabilities	140,535	106,763
Total liabilities	1,317,035	1,219,215

Stockholders’ equity:
Class A common stock, shares issued 24,417,541 and 24,230,448 at 2016 and 2015, respectively; shares outstanding 24,417,419 and 24,230,326 at 2016 and 2015, respectively	2	2
Class B common stock, shares issued 5,124,738 and 5,130,558 at 2016 and 2015, respectively; shares outstanding 5,123,821 and 5,129,641 at 2016 and 2015, respectively	1	1
Additional paid-in capital	324,636	300,408
Class A treasury stock at cost, 122 shares at 2016 and 2015	(12)	(12)
Class B treasury stock at cost, 917 shares at 2016 and 2015	(89)	(89)
Retained earnings	1,856,750	1,808,055
Accumulated other comprehensive income	521,403	382,138
Total stockholders’ equity	2,702,691	2,490,503
Total liabilities and stockholders’ equity	$4,019,726	$3,709,718
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales	$508,745	$469,961	$1,496,719	$1,448,884
Cost of goods sold	229,276	206,509	672,989	635,729
Gross profit	279,469	263,452	823,730	813,155
Selling, general and administrative expense	201,452	187,445	596,704	568,845
Research and development expense	49,924	43,336	150,681	137,085
Income from operations	28,093	32,671	76,345	107,225
Interest expense	5,634	5,822	16,846	15,658
Foreign currency exchange losses, net	1,210	2,166	3,576	8,910
Other (income) expense, net	(1,439)	(732)	(13,824)	(8,992)
Income before income taxes	22,688	25,415	69,747	91,649
Provision for income taxes	(4,283)	(8,045)	(21,052)	(28,038)
Net income	$18,405	$17,370	$48,695	$63,611

Basic earnings per share:
Net income per basic share	$0.63	$0.59	$1.66	$2.18
Weighted average common shares - basic	29,444	29,195	29,402	29,141

Diluted earnings per share:
Net income per diluted share	$0.62	$0.59	$1.65	$2.17
Weighted average common shares - diluted	29,671	29,439	29,592	29,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$18,405	$17,370	$48,695	$63,611
Other comprehensive income:
Foreign currency translation adjustments	3,423	(27,743)	22,936	(10,147)
Foreign other post-employment benefits adjustments, net of income taxes	32	89	(73)	513
Net unrealized holding gains on available-for-sale (AFS) investments, net of income taxes	58,387	74,987	116,402	170,069
Other comprehensive income, net of income taxes	61,842	47,333	139,265	160,435
Comprehensive income	$80,247	$64,703	$187,960	$224,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Cash received from customers	$1,530,605	$1,443,672
Cash paid to suppliers and employees	(1,365,548)	(1,278,255)
Interest paid, net	(11,195)	(9,620)
Income tax payments, net	(37,373)	(15,646)
Investment proceeds and miscellaneous receipts, net	14,360	9,695
Excess tax benefits from share-based compensation	(1,094)	(3,242)
(Payments for) proceeds from forward foreign exchange contracts, net	(8,441)	3,654
Net cash provided by operating activities	121,314	150,258
Cash flows from investing activities:
Capital expenditures	(96,323)	(84,013)
Proceeds from dispositions of property, plant and equipment	378	41
Payments for acquisition and long-term investment	(11,785)	(3,490)
Payments for purchases of intangible assets	(6)	(1,375)
Payments for purchases of marketable securities and investments	(217,820)	(172,440)
Proceeds from sales of marketable securities and investments	59,687	56,630
Proceeds from maturities of marketable securities and investments	102,112	121,556
Net cash used in investing activities	(163,757)	(83,091)
Cash flows from financing activities:
Net borrowings from line-of-credit arrangements and notes payable	—	74
Payments on long-term borrowings	(231)	(206)
Payments of contingent consideration	(3,500)	(2,983)
Proceeds from issuances of common stock for share-based compensation	8,828	4,726
Excess tax benefits from share-based compensation	1,094	3,242
Net cash provided by financing activities	6,191	4,853
Effect of foreign exchange rate changes on cash	(3,358)	22,058
Net (decrease) increase in cash and cash equivalents	(39,610)	94,078
Cash and cash equivalents at beginning of period	457,549	413,251
Cash and cash equivalents at end of period	$417,939	$507,329
Reconciliation of net income to net cash provided by operating activities:
Net income	$48,695	$63,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,156	97,970
Share-based compensation	14,318	12,309
Gains on dispositions of securities	(93)	(19)
Excess tax benefits from share-based compensation	(1,094)	(3,242)
Changes in fair value of contingent consideration	(2,164)	(730)
Decrease in accounts receivable	32,650	16,996
Increase in inventories	(67,938)	(67,609)
(Increase) decrease in other current assets	(2,018)	2,620
(Decrease) increase in accounts payable and other current liabilities	(4,645)	17,869
(Decrease) increase in income taxes payable	(8,423)	14,760
(Decrease) increase in deferred income taxes	(8,480)	2,350
Net decrease/increase in other long-term assets/liabilities	10,350	(6,627)
Net cash provided by operating activities	$121,314	$150,258
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

Recent Accounting Standards Updates

In October 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect ASU 2016-15 will have on our consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the effect ASU 2016-13 will have on our consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under ASU 2015-16, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The measurement period cannot exceed one year from the date of the acquisition. ASU 2015-16 was effective on January 1, 2016, and we adopted it at the same time as a change in accounting policy, which had no impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. We will not early adopt. We do not expect ASU 2015-11 to have a material impact to our consolidated financial statements when adopted on January 1, 2017.

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

The fair value of the consideration as of the acquisition date was $38.8 million, which included $9.5 million paid in cash at the closing date and $29.3 million in contingent consideration potentially payable to Propel. The contingent consideration was based on a probability-weighted income approach related to the achievement of certain sales milestones, and was recognized at its estimated fair value of $29.3 million as of September 30, 2016 (see Note 3, "Fair Value Measurements").

The final fair values of the net assets acquired from Propel as of the acquisition date were determined to be $36.0 million of definite-lived intangible assets and $2.8 million of goodwill. We expect the goodwill recorded to be deductible for income tax purposes. The acquired analytical flow cytometer platform fits well into Bio-Rad’s existing Life Science segment product offerings and may offer researchers greater access to this technology.

In addition, Bio-Rad contracted with Propel to provide development services concurrent with and included in the purchase agreement. Bio-Rad is receiving future manufacturing, engineering and marketing support from Propel on which payments will be made upon the successful completion of all contracted services. As a result, these services are not included in the total purchase consideration and a majority will be expensed in future periods.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2016 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$11.6	$—	$11.6
Municipals	—	0.7	—	0.7
Foreign time deposits	10.3	—	—	10.3
Domestic time deposits	—	20.0	—	20.0
Money market funds	6.5	—	—	6.5
Total cash equivalents (a)	16.8	32.3	—	49.1
Restricted investment:	4.2	—	—	4.2
Available-for-sale investments:
Corporate debt securities	—	185.6	—	185.6
U.S. government sponsored agencies	—	76.8	—	76.8
Foreign government obligations	—	5.2	—	5.2
Brokered CD's	—	3.1	—	3.1
Municipal obligations	—	14.8	—	14.8
Marketable equity securities	844.5	—	—	844.5
Asset-backed securities	—	67.5	—	67.5
Total available-for-sale investments (b)	844.5	353.0	—	1,197.5
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$865.5	$385.9	$—	$1,251.4

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$0.8	$—	$0.8
Contingent consideration (e)	—	—	42.7	42.7
Total financial liabilities carried at fair value	$—	$0.8	$42.7	$43.5

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2015 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$33.2	$—	$33.2
Foreign government obligations	—	0.6	—	0.6
Foreign time deposits	11.9	—	—	11.9
U.S. government sponsored agencies	—	14.6	—	14.6
Money market funds	11.3	—	—	11.3
Total cash equivalents (a)	23.2	48.4	—	71.6
Restricted investment:	4.2	—	—	4.2
Available-for-sale investments:
Corporate debt securities	—	156.9	—	156.9
U.S. government sponsored agencies	—	74.8	—	74.8
Foreign government obligations	—	4.6	—	4.6
Municipal obligations	—	6.4	—	6.4
Marketable equity securities	660.1	—	—	660.1
Asset-backed securities	—	54.8	—	54.8
Total available-for-sale investments (b)	660.1	297.5	—	957.6
Forward foreign exchange contracts (c)	—	0.9	—	0.9
Total financial assets carried at fair value	$687.5	$346.8	$—	$1,034.3

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.1	$—	$1.1
Contingent consideration (e)	—	—	19.1	19.1
Total financial liabilities carried at fair value	$—	$1.1	$19.1	$20.2

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2016	December 31, 2015
Short-term investments	$388.2	$328.7
Other investments	809.3	628.9
Total	$1,197.5	$957.6

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2016	December 31, 2015
Other current liabilities	$13.4	$13.5
Other long-term liabilities	29.3	5.6
Total	$42.7	$19.1

In 2012, we recognized a contingent consideration liability for certain milestones of $44.6 million upon our acquisition of a new cell sorting system from Propel. Since 2012, we have paid $28.9 million upon reaching the milestones and have reduced the valuation of the milestones by $12.3 million to its estimated fair value of $3.4 million as of September 30, 2016.

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a new high performance analytical flow cytometer platform from Propel. At the acquisition date, the contingent consideration was based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. The contingent consideration was recognized at its estimated fair value of $29.3 million as of September 30, 2016.

The following table provides a reconciliation of the Level 3 cell sorting system and analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value based on original valuations and updated quarterly for the nine months ended September 30, 2016 (in millions):

2016
January 1	$9.1
Cell sorting system:
Payment of sales milestone	(3.5)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(2.2)

Analytical flow cytometer platform:
Acquisition of high performance analytical flow cytometer platform	29.3
September 30	$32.7

The following table provides quantitative information about Level 3 inputs for fair value measurement of our cell sorting system and analytical flow cytometer platform contingent consideration liabilities as of September 30, 2016. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Cell sorting system	Probability-weighted income approach	Sales milestones:
		Credit adjusted discount rates	0.50%	N/A
		Projected volatility of growth rate	14%	N/A
		Market price of risk	1.30%	N/A

Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Market price of risk	6%
		Volatility	10%

In 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. The contingent consideration for the milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The Level 3 contingent consideration was revalued to a fair value of $10.0 million as of September 30, 2016 and December 31, 2015.

To estimate the fair value of Level 2 debt securities as of September 30, 2016 and December 31, 2015, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of September 30, 2016 and December 31, 2015, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

Our pricing provider performs daily reasonableness testing of the S&P Capital IQ prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly testing of the S&P Capital IQ prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$184.7	$1.0	$(0.1)	$185.6
Brokered certificates of deposit	3.1	—	—	3.1
Municipal obligations	14.7	0.1	—	14.8
Asset-backed securities	67.1	0.2	(0.1)	67.2
U.S. government sponsored agencies	76.2	0.7	(0.1)	76.8
Foreign government obligations	5.2	—	—	5.2
Marketable equity securities	31.8	4.0	(0.3)	35.5
	382.8	6.0	(0.6)	388.2
Long-term investments:
Marketable equity securities	54.5	754.5	—	809.0
Asset-backed securities	0.3	—	—	0.3
	54.8	754.5	—	809.3
Total	$437.6	$760.5	$(0.6)	$1,197.5

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$157.2	$0.1	$(0.4)	$156.9
Municipal obligations	6.4	—	—	6.4
Asset-backed securities	54.8	—	(0.2)	54.6
U.S. government sponsored agencies	74.9	0.1	(0.2)	74.8
Foreign government obligations	4.6	—	—	4.6
Marketable equity securities	29.4	2.7	(0.7)	31.4
	327.3	2.9	(1.5)	328.7
Long-term investments:
Marketable equity securities	54.5	574.2	—	628.7
Asset-backed securities	0.3	—	(0.1)	0.2
	54.8	574.2	(0.1)	628.9
Total	$382.1	$577.1	$(1.6)	$957.6

The unrealized gains of our long-term marketable equity securities are primarily due to our investment in Sartorius AG preferred shares.

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	September 30, 2016	December 31, 2015
Fair value of investments in a loss position 12 months or more	$13.2	$10.4
Fair value of investments in a loss position less than 12 months	$66.7	$204.0
Gross unrealized losses for investments in a loss position 12 months or more	$0.3	$0.4
Gross unrealized losses for investments in a loss position less than 12 months	$0.3	$1.2

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2016 or at December 31, 2015.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2016 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

September 30,
2016
Contracts maturing in October through December 2016 to sell foreign currency:
Notional value	$19.3
Unrealized gain	$—
Contracts maturing in October through December 2016 to purchase foreign currency:
Notional value	$344.9
Unrealized loss	$(0.3)

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2016 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$142.4	$142.5
Mature in one to five years	152.4	152.9
Mature in more than five years	56.5	57.6
Total	$351.3	$353.0

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	September 30, 2016			December 31, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$88.5	$1,084.0	2	$86.5	$843.2	2
Total long-term debt, excluding leases and current maturities	$422.3	$465.1	2	$421.9	$454.3	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of September 30, 2016.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2016:
Goodwill	$207.2	$316.9	$524.1
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	180.0	315.9	495.9

Acquisitions	2.8	—	2.8
Currency fluctuations	0.4	7.5	7.9

Balances as of September 30, 2016:
Goodwill	210.4	324.4	534.8
Accumulated impairment losses	(27.2)	(1.0)	(28.2)
Goodwill, net	$183.2	$323.4	$506.6

In conjunction with the purchase of certain assets from Propel in January 2016 (see Note 2, "Acquisitions"), we recorded $2.8 million of goodwill and $36.0 million of definite-lived intangible assets: $33.0 million of developed product technology and $3.0 million of covenants not to compete.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	September 30, 2016
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-9	$88.0	$(53.4)	$34.6
Know how	1-9	186.8	(138.7)	48.1
Developed product technology	3-13	131.9	(55.9)	76.0
Licenses	2-10	39.5	(30.3)	9.2
Tradenames	5-8	3.7	(2.7)	1.0
Covenants not to compete	2-10	7.9	(2.3)	5.6
Total definite-lived intangible assets		457.8	(283.3)	174.5
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$504.2	$(283.3)	$220.9

	December 31, 2015
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	2-10	$84.7	$(46.8)	$37.9
Know how	1-10	184.0	(121.6)	62.4
Developed product technology	4-12	101.3	(48.9)	52.4
Licenses	3-10	39.2	(28.5)	10.7
Tradenames	5-9	3.5	(2.4)	1.1
Covenants not to compete	3-7	4.8	(1.7)	3.1
Total definite-lived intangible assets		417.5	(249.9)	167.6
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$463.9	$(249.9)	$214.0

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Amortization expense	$9.5	$9.2	$28.5	$27.7

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2016	$17.4
Provision for warranty	22.0
Actual warranty costs	(21.8)
September 30, 2016	$17.6

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2016	December 31, 2015
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(2.7)	(3.1)
Long-term debt less unamortized discount and debt issuance costs	422.3	421.9
Capital leases and other debt	12.1	12.3
	434.4	434.2
Less current maturities	(0.3)	(0.3)
Long-term debt	$434.1	$433.9

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement, replacing the Amended and Restated Credit Agreement of June 2010, which expired on June 21, 2014. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2016 or December 31, 2015, however $0.8 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 2.10% at September 30, 2016.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of September 30, 2016.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2016:	$33.7	$(20.7)	$369.1	$382.1
Other comprehensive income (loss), before reclassifications	22.9	(0.7)	184.8	207.0
Amounts reclassified from Accumulated other comprehensive income	—	0.9	(0.6)	0.3
Income tax effects	—	(0.2)	(67.8)	(68.0)
Other comprehensive income, net of income taxes	22.9	—	116.4	139.3
Balances as of September 30, 2016:	$56.6	$(20.7)	$485.5	$521.4

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2015:	$71.2	$(16.3)	$164.0	$218.9
Other comprehensive (loss) income, before reclassifications	(10.1)	—	269.4	259.3
Amounts reclassified from Accumulated other comprehensive income	—	0.5	(0.4)	0.1
Income tax effects	—	—	(99.0)	(99.0)
Other comprehensive (loss) income, net of income taxes	(10.1)	0.5	170.0	160.4
Balances as of September 30, 2015:	$61.1	$(15.8)	$334.0	$379.3

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Comprehensive income	2016	2015	2016	2015	Location
Amortization of foreign other post-employment benefit items	$(0.3)	$(0.6)	$(0.9)	$(0.5)	Selling, general and administrative expense
Net holding gains on available-for-sale investments	$0.1	$0.1	$0.6	$0.4	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic weighted average shares outstanding	29,444	29,195	29,402	29,141
Effect of potentially dilutive stock options and restricted stock awards	227	244	190	231
Diluted weighted average common shares	29,671	29,439	29,592	29,372
Anti-dilutive shares	50	44	77	112

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and investment income	$(1.3)	$(0.7)	$(13.2)	$(8.7)
Net realized gain on investments	(0.1)	—	(0.6)	(0.3)
Other (income) expense, net	$(1.4)	$(0.7)	$(13.8)	$(9.0)

10.    INCOME TAXES

Our effective income tax rate was 19% and 32% for the three months ended September 30, 2016 and 2015, respectively. Our effective income tax rate was 30% and 31% for the first nine months of 2016 and 2015, respectively. The effective tax rate for the third quarter and the first nine months of 2016 was lower primarily due to adjustments related to U.S. foreign tax credits. The effective tax rate for the first nine months of 2016 and 2015 included a tax benefit from the release of U.S. tax liabilities as a result of lapses of statutes of limitations.

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

As of September 30, 2016, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.1 million. Substantially all such amounts will impact our effective income tax rate.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2016 and 2015 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2016	$178.1	$327.1	$3.5
	2015	$150.4	$316.2	$3.4

Segment net (loss) profit	2016	$(4.4)	$28.4	$0.3
	2015	$(12.3)	$40.2	$0.4

Information regarding industry segments for the nine months ended September 30, 2016 and 2015 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2016	$523.9	$962.5	$10.3
	2015	$476.8	$961.9	$10.2

Segment net (loss) profit	2016	$(12.9)	$77.0	$0.5
	2015	$(20.4)	$116.3	$0.2

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total segment profit	$24.3	$28.3	$64.6	$96.1
Foreign currency exchange losses, net	(1.2)	(2.2)	(3.6)	(8.9)
Net corporate operating, interest and other expense not allocated to segments	(1.8)	(1.4)	(5.1)	(4.6)
Other income (expense), net	1.4	0.7	13.8	9.0
Consolidated income before income taxes	$22.7	$25.4	$69.7	$91.6

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

On July 28, 2016, we signed a Term Sheet that summarizes the material terms of a proposed settlement of the Derivative Actions. The proposed settlement includes the dismissal with prejudice of all claims asserted in the Derivative Actions, an agreed-upon set of revised corporate procedures, and no monetary payment other than an award of attorneys’ fees and costs to the plaintiffs’ counsel. The proposed settlement is subject to review and approval by the Superior Court of California for Contra Costa County. We and the other defendants do not admit any liability or fault in connection with the proposed settlement.

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our current directors and one former director. The plaintiff’s suit alleges whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleges wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff seeks back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. We believe this lawsuit is without merit, and on July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. Discovery is taking place. The parties engaged in mediation of the case on April 19, 2016 and on September 14, 2016. The mediations did not result in a settlement. The trial is scheduled to commence on January 9, 2017.

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

13.    RESTRUCTURING COSTS

For the three and nine months ended September 30, 2016, we recorded $(0.2) million and $11.5 million, respectively, related to restructuring actions that include the elimination or relocation of various positions. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with projected future revenue streams.

The following table summarizes the activity of our restructuring reserves for severance, including a minimal amount of $38.8 thousand for the impact of foreign currency (in millions):

	Life Science	Clinical Diagnostics	Total
Balance at December 31, 2015	$—	$—	$—
Charged to expense	4.1	7.6	$11.7
Adjustment to expense	(0.1)	(0.1)	$(0.2)
Cash payments	(0.9)	(1.8)	(2.7)
Balance at September 30, 2016	$3.1	$5.7	$8.8

In May, 2016, management announced that it will take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with creation and evolution of our organization structure and coordinated with the implementation of our global single instance ERP platform, are expected to be incurred through 2019. As a result, we recorded approximately $(0.2) million and $11.5 million in restructuring charges related to severance and other employee benefits for the three and nine months ended September 30, 2016, respectively, of which $8.8 million is anticipated to be paid through 2019. The liability of $8.8 million as of September 30, 2016 encompassed a short-term liability of $5.8 million and a long-term liability of $3.0 million. The amounts recorded were reflected in Cost of goods sold of $0.2 million and $2.0 million, and in Selling, general and administrative expense of $(0.4) million and $9.5 million in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016, respectively. The amounts adjusted were primarily due to employees finding other positions within Bio-Rad or leaving prematurely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2015 and the financial statements for the three and nine months ended September 30, 2016.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the recent referendum in the United Kingdom to withdraw from the European Union. Approximately 39% of our year-to-date 2016 consolidated net sales are derived from the United States and approximately 61% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

In May 2016, we announced the elimination or relocation of various positions as part of restructuring plans approved by management. In connection with this announcement, for the three and nine months ended September 30, 2016, we recorded approximately $(0.2) million and $11.5 million, respectively, in restructuring charges related to severance and other employee benefits, of which $8.8 million is anticipated to be paid through 2019. These restructuring actions are primarily intended to reduce, eliminate or relocate our global workforce in order to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions are aligned with the creation and evolution of our organization structure and coordinated with the implementation of our single instance ERP platform. In the future, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our business could be harmed.

In January 2016, we acquired a high performance analytical flow cytometer platform from Propel Labs (Propel) that will enable advanced and novice users to perform basic and multi-parameter cytometry for a wide range of applications and chemistries. This asset acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The final fair values of the net assets acquired from Propel as of the acquisition date were determined to be $36.0 million of definite-lived intangible assets and $2.8 million of goodwill.

The final fair value of the consideration as of the acquisition date was $38.8 million, which included $9.5 million paid in cash at the closing date and $29.3 million in contingent consideration potentially payable to Propel. The contingent consideration was based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. The contingent consideration was recognized at its estimated fair value of $29.3 million as of September 30, 2016.

In 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO. The contingent consideration for the milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The Level 3 contingent consideration was revalued to a fair value of $10.0 million as of September 30, 2016 and December 31, 2015.

In 2012, we recognized a contingent consideration liability for certain milestones of $44.6 million upon our acquisition of a new cell sorting system from Propel. Since 2012, we have paid $28.9 million upon reaching the milestones and have reduced the valuation of the milestones by $12.3 million to its estimated fair value of $3.4 million as of September 30, 2016.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.1	43.9	45.0	43.9
Gross profit	54.9	56.1	55.0	56.1
Selling, general and administrative expense	39.6	39.9	39.9	39.3
Research and development expense	9.8	9.2	10.1	9.5
Net income	3.6	3.7	3.3	4.4

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and nine months ended September 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2015 filed with the SEC.

Three Months Ended September 30, 2016 Compared to
Three Months Ended September 30, 2015

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the third quarter of 2016 were $508.7 million compared to $470.0 million in the third quarter of 2015, an increase of 8.3%.  Excluding the negative impact of foreign currency, third quarter 2016 sales increased by approximately 9.1% compared to the same period in 2015.  Currency neutral sales increased primarily in North America, Asia Pacific, excluding Japan, and Eastern Europe.

The Life Science segment sales for the third quarter of 2016 were $178.1 million, an increase of 18.4% compared to the same period last year.  On a currency neutral basis, sales increased 19.3% compared to the third quarter in 2015. The currency neutral sales increase was primarily in our Droplet Digital™ PCR and process media products. Sales were also higher as the third quarter of 2015 had delays in production and shipping due to integration issues associated with the implementation of the second phase of the global single instance enterprise resource planning (ERP) platform in July 2015. The currency neutral sales increase was reflected in all regions.

The Clinical Diagnostics segment sales for the third quarter of 2016 were $327.1 million, an increase of 3.5% compared to the same period last year.  On a currency neutral basis, sales increased 4.4% compared to the third quarter in 2015.  The currency neutral sales increase was primarily attributable to growth in diabetes, immunology, and quality control product lines. In anticipation of the implementation of the second phase of the global single instance ERP platform in July 2015, some sales deliveries occurred in the second quarter of 2015 rather than in the third quarter of 2015. On a geographic view, currency neutral sales for the quarter were up in North America and Asia Pacific, excluding Japan, and were down in Western Europe.

Consolidated gross margins were 54.9% for the third quarter of 2016 compared to 56.1% for the third quarter of 2015.  Life Science segment gross margins for the third quarter of 2016 increased from the prior year period by approximately 1.2 percentage points primarily due to higher margins in gene expression, protein quantification and antibody products, partially offset by lower margins in protein purification and higher acquisition intangible amortization in 2016. Clinical Diagnostics segment gross margins for the third quarter of 2016 decreased by approximately 1.9 percentage points from the same period last year. The decrease compared to the third quarter of 2015 was primarily driven by product mix, higher manufacturing costs and pricing pressures, partially offset by the suspension of the medical device tax in the United States.

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

Selling, general and administrative expenses (SG&A) increased to $201.5 million or 39.6% of sales for the third quarter of 2016 compared to $187.4 million or 39.9% of sales for the third quarter of 2015.  Increases to SG&A primarily included $5.0 million for various legal matters, including the termination of several distributors, professional fees, and employee-related expenses. Decreases to SG&A primarily included facilities and bad debt expense.

Research and development expense (R&D) increased to $49.9 million or 9.8% of sales in the third quarter of 2016 compared to $43.3 million or 9.2% of sales in the third quarter of 2015.  Life Science segment R&D increased in the third quarter of 2016 from the prior year period primarily due to increased project activities in Droplet Digital™ PCR, protein quantification and cell biology. Clinical Diagnostics segment R&D increased in the third quarter of 2016 from the prior year period primarily from increased spending associated with the GnuBIO business.

Results of Operations – Non-operating

Interest expense for the third quarter of 2016 decreased to $5.6 million compared to $5.8 million for the third quarter of 2015 primarily due to higher capitalization of interest expense associated with the implementation of the current phase (D3) of our global single instance ERP platform. The capitalization of interest for the prior phase (D2) of our global single instance ERP platform was implemented in July of 2015 and therefore minimal interest was capitalized for D2.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended September 30, 2016 decreased compared to the prior year period primarily due to the lower cost of hedging, the timing of product shipments and intercompany debt payments, and our decision to reclassify a large percentage of our intercompany receivable from Brazil as long-term.

Other (income) expense, net for the third quarter of 2016 increased to $1.4 million income compared to $0.7 million income for the third quarter of 2015 primarily due to higher investment income in 2016.

Our effective income tax rate was 19% and 32% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate for the third quarter of 2016 was lower primarily due to adjustments related to U.S. foreign tax credits.

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

As of September 30, 2016, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.1 million. Substantially all such amounts will impact our effective income tax rate.

Nine Months Ended September 30, 2016 Compared to
Nine Months Ended September 30, 2015

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first nine months of 2016 were $1.50 billion compared to $1.45 billion in the first nine months of 2015, an increase of 3.3%.  Excluding the impact of foreign currency, the first nine months of 2016 sales increased by approximately 5.2% compared to the same period in 2015.  Currency neutral sales increased primarily in North America, Asia Pacific including Japan, Latin America and Eastern Europe.

The Life Science segment sales for the first nine months of 2016 were $523.9 million, an increase of 9.9% compared to the same period last year.  On a currency neutral basis, sales increased 11.4% compared to the first nine months in 2015. The currency neutral sales increase was primarily in our Droplet Digital™ PCR and process media products. The currency neutral sales increase was in all regions, except Japan.

The Clinical Diagnostics segment sales for the first nine months of 2016 were $962.5 million, an increase of 0.1% compared to the same period last year.  On a currency neutral basis, sales increased 2.2% compared to the first nine months in 2015. The currency neutral sales increase was primarily attributable to growth in quality control, immunology and blood typing product lines. On a geographic view, currency neutral sales for the first nine months of 2016 increased most notably in the Americas and Asia, while sales declined in Europe.

Consolidated gross margins were 55.0% for the first nine months of 2016 compared to 56.1% for the first nine months of 2015.  Life Science segment gross margins for the first nine months of 2016 decreased from the prior year period by approximately 0.5 percentage points primarily due to lower margins in protein quantification, cell biology, higher service costs, higher acquisition intangible amortization, and $0.7 million for restructuring costs, partially offset by higher margins in Droplet Digital™ PCR, process media products and antibody products.
Clinical Diagnostics segment gross margins for the first nine months of 2016 decreased by approximately 1.3 percentage points from the same period last year. The decrease compared to the first nine months of 2015 was primarily driven by sales mix and pricing pressures, along with higher manufacturing costs, and $1.3 million in restructuring costs, partially offset by the suspension of the medical device tax in the United States.

SG&A increased to $596.7 million or 39.9% of sales for the first nine months of 2016 compared to $568.8 million or 39.3% of sales for the first nine months of 2015.  Increases to SG&A primarily included employee-related expenses, our largest cost, which also included $9.5 million for restructuring costs, $10.1 million for various legal matters, including the termination of several distributors, professional fees, software, facilities and travel. Decreases to SG&A primarily included bad debt expense, a one-time distributor cost in 2015 and the revaluation of contingent consideration associated with the cell sorting system.

R&D increased to $150.7 million or 10.1% of sales in the first nine months of 2016 compared to $137.1 million or 9.5% of sales in the first nine months of 2015.  Life Science segment R&D increased in the first nine months of 2016 from the prior year period primarily due to increased project activities in Droplet Digital™ PCR, protein quantification and cell biology. Clinical Diagnostics segment R&D increased in the first nine months of 2016 from the prior year period primarily from increased spending associated with the GnuBIO business and includes a $2.4 million write-off of intellectual property associated with the termination of a research and development project.

Results of Operations – Non-operating

Interest expense for the first nine months of 2016 increased to $16.8 million compared to $15.7 million for the first nine months of 2015 primarily due to lower capitalization of interest expense associated with the implementation of the current phase (D3) of our global single instance ERP platform. D3 was just beginning in 2016 and the prior phase (D2) of our global single instance ERP platform was implemented in July of 2015 and therefore on a year-to-date basis interest capitalized was higher for D2 in 2015.

Foreign currency exchange losses, net for the first nine months 2016 decreased compared to the prior year period primarily due to the lower cost of hedging, the timing of product shipments and intercompany debt payments, and our decision to reclassify a large percentage of our intercompany receivable from Brazil as long-term.

Other (income) expense, net for the first nine months of 2016 increased to $13.8 million income compared to $9.0 million income for the first nine months of 2015 primarily due to higher dividend income in 2016 on the ordinary and preferred shares of our investment in Sartorius AG, and higher investment income.

Our effective income tax rate was 30% and 31% for the first nine months of 2016 and 2015, respectively. The effective tax rate for the first nine months of 2016 was lower primarily due to adjustments related to U.S. foreign tax credits. The effective tax rate for the first nine months of 2016 and 2015 included a tax benefit from the release of U.S. tax liabilities as a result of lapses of statutes of limitations.

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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our domestic $200.0 million unsecured Credit Agreement that we entered into in June 2014.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2016, however $0.8 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019.

At September 30, 2016, we had $806.1 million in cash, cash equivalents and short-term investments, of which approximately 37% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $206.4 million available for borrowing and usage as of September 30, 2016, which was reduced by approximately $4.3 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

While economic growth is somewhat improving, instability still exists in developed nations and in the U.S., such as the slowing rate of growth in the Chinese economy and in emerging markets, especially those oil producing countries that have been affected by a decline in oil prices, which may adversely affect our future cash flows. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of September 30, 2016 and December 31, 2015, we had accounts receivable, net of an allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $38.1 million and $40.7 million, respectively.

Cash Flows from Operations

Net cash provided by operations was $121.3 million compared to $150.3 million for the nine months ended September 30, 2016 and 2015, respectively.  The decrease in cash flows was primarily the net effect of:

•
more cash paid to suppliers and employees primarily related to higher payments to inventory suppliers as payments were delayed in the latter part of 2015 mostly associated with the second deployment of the ERP system, higher annual performance-based compensation payments in 2016, and higher legal and other professional fees,

•	net payments in 2016 compared to net cash received in 2015 for forward foreign exchange contracts, and

•	higher federal income tax payments in 2016 and lower income tax refunds received than in 2015, partially offset by

•	higher cash received from customers primarily due to delays in the latter part of 2015 mostly associated with the second deployment of the ERP system, and

•	higher investment income received.

Cash Flows from Investing Activities

Net cash used in investing activities was $163.8 million compared to $83.1 million for the nine months ended September 30, 2016 and 2015, respectively. Purchases, sales and maturities of marketable securities and investments combined had an overall decrease of $61.8 million primarily due to increases in purchases and less maturities, slightly offset by an increase in security sales. The increase of payments for acquisition and long-term investment was primarily due to the acquisition of a high performance analytical flow cytometer platform from Propel in January 2016. Capital expenditures were higher for the nine months ended September 30, 2016 compared to the same period last year, reflecting the implementation of the third phase of the ERP system.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  We are currently in discussion and assessing a few possible acquisitions in which we expect our current reported cash and cash equivalents to be sufficient for any cash consideration for these possible acquisitions. However, it is not certain at this time that any of these discussions involving material or significant acquisitions will advance to completion.

Capital expenditures totaled $96.3 million and $84.0 million for the nine months ended September 30, 2016 and 2015, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we continue to implement the latest phase of the ERP platform and expand our e-commerce platform, we expect capital expenditures to continue to remain historically higher for approximately the next three years. The current estimated future project cost for global implementation for the single instance ERP platform is projected to be $155 million and is estimated to take approximately three years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6.2 million compared to $4.9 million for the nine months ended September 30, 2016 and 2015, respectively. This increase for the nine months ended September 30, 2016 was primarily due to an increase in proceeds from the issuance of common stock, partially offset by a decrease in excess tax benefits on share-based compensation.

We have outstanding Senior Notes of $425 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of September 30, 2016. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013 and therefore we do not anticipate any repurchasing of shares for this purpose. We had no other repurchases of our stock during the first nine months of 2016 or 2015.

Recent Accounting Standards Updates

In October 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We are currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect ASU 2016-15 will have on our consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the effect ASU 2016-13 will have on our consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under ASU 2015-16, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The measurement period cannot exceed one year from the date of the acquisition. ASU 2015-16 was effective on January 1, 2016, and we adopted it at the same time as a change in accounting policy, which had no impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. We will not early adopt. We do not expect ASU 2015-11 to have a material impact to our consolidated financial statements when adopted on January 1, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2016, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, we entered into a non-prosecution agreement (NPA) with the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) and consented to the entry of an Order by the SEC (SEC Order), effective November 3, 2014, which actions resolved both the DOJ and the SEC investigations into our violations of the U.S. Foreign Corrupt Practices Act (FCPA). Under the terms of the NPA and the SEC Order, we agreed to pay a financial penalty and certain amounts in disgorgement and interest as well as to compliance, reporting and cooperation obligations to be performed for two years. On October 28, 2016, the DOJ and SEC informed Bio-Rad that they do not intend to extend the NPA after it expires November 2, 2016.

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

We have significant international operations. We have direct distribution channels in over 30 countries outside the United States, and during the first nine months of 2016 our foreign subsidiaries generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including with respect to the invalidation of the U.S.-European Union safe harbor by the European Court of Justice, compliance with the EU-U.S. Privacy Shield recently adopted by the European Commission, and the upcoming requirements for compliance with the EU General Data Protection Regulation), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

In recent years, we have been faced with very challenging global economic conditions. Further deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of September 30, 2016, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $38.1 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the recent decline in oil prices, could adversely affect our business, results of operations or financial condition. We also are monitoring developments following the recent referendum in the United Kingdom to leave the European Union to determine if there will be any potential impact on our business.

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

Our products are very technical in nature. In general, only highly qualified and well-trained scientists have the necessary skills to develop, market and sell our products, and many of our manufacturing positions require very specialized knowledge and skills.  In addition, the global nature of our business also requires that we have sophisticated and experienced staff to comply with increasingly complex international laws and regulations. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. In particular, the job market in Northern California, where many of our employees are located, is very competitive. If we do not offer competitive compensation and benefits, we may fail to retain or attract a sufficient number of qualified personnel, which could impair our ability to properly run our business.

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

We have substantial debt and have the ability to incur additional debt. As of September 30, 2016, we had approximately $434.4 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.8 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

•
the Health Insurance Portability and Accountability Act ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•
state or foreign law equivalents of each of the U.S. federal laws above, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo (DRC) and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of such minerals and metals produced from those minerals. In June 2016, the European Union announced an agreement in principle for a European Union regime on conflict minerals, with the technical details and the text of regulations to come in the future. We have incurred, and will continue to incur, additional costs in order to comply with the SEC’s disclosure requirements. In addition, we might incur further costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as “DRC conflict free”, which could place us at a competitive disadvantage if we do not do so. We filed our report for the calendar year 2015 with the SEC on May 27, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 2, 2016	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	November 2, 2016	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer