Form 10-K
period 2016-12-31
BIO RAD LABORATORIES INC
filed 2017-03-01
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016
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

As of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $2,959,730,250 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $42,159,671.

As of February 14, 2017, there were 24,460,068 shares of Class A Common Stock and 5,116,824 shares of Class B Common Stock outstanding.
Documents Incorporated by Reference

Document		Form 10-K Parts
(1) Definitive Proxy Statement to be mailed to stockholders in connection with the
registrant's 2017 Annual Meeting of Stockholders (specified portions)		III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2016

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

As we broadened our product lines, we also expanded our geographical market.  We have direct distribution channels in over 35 countries outside the United States through subsidiaries whose focus is sales, customer service and product distribution. In some locations outside and inside these 35 countries, sales efforts are supplemented by distributors and agents.

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  Our Life Science segment and our Clinical Diagnostics segment generated 35% and 64%, respectively, of our net sales for the year ended December 31, 2016. We generated approximately 37% of our consolidated net sales for the year ended December 31, 2016 from U.S. sales and approximately 63% from sales in our remaining worldwide markets.

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
We supply more than 3,000 different products that cover more than 300 clinical diagnostic tests to the IVD test market. We estimate that the worldwide sales for products in the markets we serve were approximately $12 billion. IVD tests are conducted outside the human body and are used to identify and measure substances in a patient’s tissue, blood or urine. Our products consist of reagents, instruments and software, typically provided to our customers as an integrated package to allow them to generate reproducible test results. Revenue in this business is highly recurring, as laboratories typically standardize test methodologies, which are dependent on a particular supplier’s equipment, reagents and consumable products. An installed base of diagnostic test systems therefore typically creates an ongoing source of revenue through the sale of test kits for each sample analyzed on an installed system.  Our principal clinical diagnostic customers include hospital laboratories, reference laboratories, transfusion laboratories and physician office laboratories.

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

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force, employing approximately 990 direct sales and sales management personnel around the world. Our sales force typically consists of experienced industry practitioners with scientific training, and we maintain a separate specialist sales force for each of our segments. We believe that this direct sales approach allows us to sell a broader range of our products and have more direct contact with our customers.

We also use a range of sales and marketing intermediaries (SMIs) in our international markets. The types of SMIs we utilize are distributors, agents, brokers and resellers. We have programs and policies in place with our SMIs that require compliance with all applicable laws, including adhering to our anti-corruption standards to ensure a transparent sale to our customers.

Our customer base is broad and diversified. Our worldwide customer base includes (1) prominent university and research institutions, providing us access to more than 180,000 scientists in the United States alone; (2) hospital, public health and commercial laboratories; (3) other leading diagnostic manufacturers; and (4) leading companies in the biotechnology, pharmaceutical, chemical and food industries.  In 2016, no single customer accounted for more than three percent of our total net sales.  Our sales are affected by a number of external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding has in the past and could in the future have a detrimental effect on the results of this segment.

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
Research and Development

We conduct extensive research and development activities in all areas of our business, employing approximately 875 employees worldwide in these activities, including degreed scientists and technical support staff.  Research and development has played a major role in Bio-Rad’s growth and is expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development of new products and applications, we interact with scientific and medical professionals at universities, hospitals and medical schools, and within our industry. We spent approximately $205.9 million, $193.0 million and $220.3 million on research and development activities in 2016, 2015 and 2014, respectively.

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

Employees

At December 31, 2016, Bio-Rad had approximately 8,250 employees.  Approximately seven percent of our approximately 3,300 U.S. employees are covered by a collective bargaining agreement, which will expire on November 7, 2019.  Many of our non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  We consider our employee relations in general to be good.

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

As previously disclosed, we entered into a non-prosecution agreement (NPA) with the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) and consented to the entry of an Order by the SEC (SEC Order), effective November 3, 2014, which actions resolved both the DOJ and the SEC investigations into our violations of the U.S. Foreign Corrupt Practices Act (FCPA). Under the terms of the NPA and the SEC Order, we agreed to pay a financial penalty and certain amounts in disgorgement and interest as well as to compliance, reporting and cooperation obligations to be performed for two years. On October 28, 2016, the DOJ and SEC informed Bio-Rad that they did not intend to extend the NPA after it expired November 2, 2016.

Whether by virtue of disclosure of the NPA and the SEC Order or otherwise, we may be subject to investigations by foreign governments or further claims by third parties arising from conduct subject to the investigation or our other international operations. For additional information regarding further claims by third parties, see Note 13, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part II, Item 8 of this Annual Report on Form 10-K. Many of our customers in our significant international operations are government agencies or state-owned or state-controlled universities, hospitals and laboratories. The disclosure of the NPA and the SEC Order could harm our reputation with these customers, which could materially adversely affect our business, results of operations and financial condition.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and in 2016 our foreign subsidiaries generated 63% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including with respect to the invalidation of the U.S.-European Union safe harbor by the European Court of Justice, compliance with the EU-U.S. Privacy Shield recently adopted by the European Commission, and the upcoming requirements for compliance with the EU General Data Protection Regulation), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

The life science and clinical diagnostics markets are each highly competitive. Some of our competitors have merged, and some of our competitors have greater financial resources than we do and are less leveraged than we are, making them better equipped to license technologies and intellectual property from third parties or to fund research and development, manufacturing and marketing efforts. For more information about our competitors, see “Competition” in Part 1, Item 1 of this Annual Report. Moreover, competitive and regulatory conditions in many markets in which we operate restrict our ability to fully recover, through price increases, higher costs of acquired goods and services resulting from inflation and other drivers of cost increases. Many public tenders have become more competitive due to governments lengthening the commitments of their public tenders to multiple years, which reduce the number of tenders in which we can participate annually. Because the value of these multiple-year tenders is so high, our competitors have been more aggressive with their pricing. Our failure to compete effectively and/or pricing pressures resulting from competition could adversely affect our business, results of operations and financial condition.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. In our second deployment, which we launched in July 2015, we experienced delays in manufacturing and logistics, which adversely impacted our sales. We may experience similar and other issues with our upcoming third deployment in Western Europe, which we expect to launch in April 2017. We anticipate that the third deployment will be more complex than our prior deployments due to its scope. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

Recent and planned changes to our organizational structure and executive management team could negatively impact our business.

We made significant changes to our organizational structure in 2014, 2015 and 2016. In 2014 and 2015, we functionalized our manufacturing and selling organizations globally and separated them from our marketing and research and development organizations. Specifically, we combined our international selling organization with our North American selling divisions into one global selling group and consolidated our manufacturing, procurement and logistics operations into one global supply chain group. We also created new management positions to head each of these groups. In addition, we appointed new executives to head each of our Life Science and Clinical Diagnostics segments, and we appointed a Chief Operating Officer. We also restructured our Life Science segment based on functional groups rather than product line divisions. In 2016, we began implementing the reorganization of the structure of our European organization. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

In recent years, we have been faced with very challenging global economic conditions. Further deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of December 31, 2016, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $32.7 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the decline in oil prices, could adversely affect our business, results of operations or financial condition. We also are monitoring developments following the recent referendum in the United Kingdom to leave the European Union to determine if there will be any potential impact on our business.

Reductions in government funding and the capital spending programs of our customers could have a material adverse effect on our business, results of operations or financial condition.

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies.  The capital spending programs of these institutions and companies have a significant effect on the demand for our products.  Such programs are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities for various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods.  If government funding to our customers were to decrease, or if our customers were to decrease or reallocate their budgets in a manner adverse to us, our business, results of operations or financial condition could be materially and adversely affected. For more information on our customers, see "Sales and Marketing" in Part I, Item 1 of this Annual Report.

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
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our products or impact our ability to modify our currently approved or cleared products on a timely basis. Changes in the FDA’s review of certain clinical diagnostic products referred to as laboratory developed tests, which are tests developed by a single laboratory for use only in that laboratory, could affect some of our customers who use our Life Science instruments for laboratory developed tests. In the past, the FDA has chosen to not enforce applicable regulations and has not reviewed such tests for approval. However, the FDA has issued draft guidance that it may begin enforcing its medical device requirements, including premarket submission requirements, to such tests. Any delay in, or failure to receive or maintain, clearance or approval for our products could prevent us from generating revenue from these products and adversely affect our business operations and financial results. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our products and dissuade our customers from using our products.

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, Europe published draft regulations in June 2016 that include broad changes to its regulations regarding in vitro diagnostic devices and medical devices, including stricter product labeling requirements, Russia has recently enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, reduced sales and potential fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Specifically, a resolution passed by Russia in February 2015 prohibited the procurement of certain types of medical devices by Russian state entities from foreign companies provided there are a sufficient number of Russian manufacturers submitting tenders. In December 2016, Russia continued its focus on import substitution by passing a resolution that added to the list of certain medical devices which participate in state procurement on a restricted basis. Such regulations could adversely affect our business, results of operations and financial condition.

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

We have substantial debt and have the ability to incur additional debt. As of December 31, 2016, we had approximately $434.5 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.8 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo (DRC) and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of such minerals and metals produced from those minerals. In November 2016, the EU institutions agreed on the text of a conflict minerals regulation. After formal approval by the European Parliament and European Council, the regulation will be published and enter into force 20 days later. We have incurred, and will continue to incur, additional costs in order to comply with the SEC’s disclosure requirements. In addition, we might incur further costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as “DRC conflict free”, which could place us at a competitive disadvantage if we do not do so. We filed our report for the calendar year 2015 with the SEC on May 27, 2016.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We own our corporate headquarters located in Hercules, California.  The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Greater San Francisco Bay Area, California	Owned/Leased
	Greater Boston Area, Massachusetts	Leased
	Singapore, Singapore	Leased
	Oxford, England	Leased

Clinical
Diagnostics	Greater San Francisco Bay Area, California	Owned/Leased
	Irvine, California	Leased
	Greater Seattle Area, Washington	Leased
	Greater Boston Area, Massachusetts	Leased
	Lille, France	Owned
	Greater Paris Area, France	Leased
	Nazareth-Eke, Belgium	Leased
	Cressier, Switzerland	Owned/Leased
	Dreieich, Germany	Owned/Leased

Most manufacturing and research facilities also house administration, sales and distribution activities.  In addition, we lease office and warehouse facilities in a variety of locations around the world.  The facilities are used principally for sales, service, distribution and administration for both segments.

ITEM 3. LEGAL PROCEEDINGS

On January 23, 2015, the City of Riviera Beach General Employees’ Retirement System filed a shareholder derivative lawsuit in the Superior Court of California, Contra Costa County, against three of our current directors and one former director. We are also named as a nominal defendant. In the complaint, the plaintiff alleges that our directors breached their fiduciary duty of loyalty by failing to ensure that we had sufficient internal controls and systems for compliance with the Foreign Corrupt Practices Act ("FCPA"); that we failed to provide adequate training on the FCPA; and that based on these actions, the directors have been unjustly enriched. Purportedly seeking relief on our behalf, the plaintiff seeks an award of restitution and unspecified damages, costs and expenses (including attorneys’ fees). On April 23, 2015, we and the individual defendants filed a demurrer requesting dismissal of the complaint in this case. The demurrer was heard on August 6, 2015, and the Court granted the demurrer for failure to make a demand on our Board of Directors on August 17, 2015, but provided leave to amend. On September 4, 2015, the plaintiff filed an amended complaint and simultaneously served a litigation demand letter on our Board of Directors ("Board") via its counsel in this action. The letter demanded that we investigate and bring appropriate legal action against certain individuals, including the defendants in the City of Riviera Beach case and six current and former employees. The plaintiff also moved for a temporary stay in the proceedings, purportedly to enable the Board to respond to the demand. The Board formed a Demand Review Committee to respond to the demand. On February 24, 2016, the Demand Review Committee reported to the Board that it had concluded its investigation and unanimously determined that it is not in the best interests of the Company and its stockholders to pursue litigation against any individuals named in the City of Riviera Beach’s litigation demand letter. On October 6, 2015, we and the individual defendants filed a second demurrer, seeking to dismiss the case for failure to make a timely pre-suit demand. The case was stayed pending mediation. The caption is City of Riviera Beach General Employees’ Retirement System v. Schwartz et al., Case No. C-15-00140. The lawsuit and demand letter are referred to collectively as the “California Action”.

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

The parties filed a Stipulation dated November 4, 2016 with the Superior Court of California for Contra Costa County that sets forth the terms of a proposed settlement of the Derivative Actions. The proposed settlement includes the dismissal with prejudice of all claims asserted in the Derivative Actions, an agreed-upon set of revised corporate procedures, and no monetary payment other than an award of attorneys’ fees and costs to the plaintiffs’ counsel. We and the other defendants do not admit any liability or fault in connection with the proposed settlement. On December 22, 2016 the Superior Court of California for Contra Costa County issued an order granting preliminary approval of this proposed settlement. Pursuant to the order, the Court will hold a hearing for final approval of the settlement on March 2, 2017, and any objections to the settlement were required to be filed in writing with the Court on or before February 15, 2017.

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our current directors and one former director. The plaintiff’s suit alleged whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleged wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff sought back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. On July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. The parties engaged in mediation of the case on April 19, 2016 and on September 14, 2016. The mediations did not result in a settlement. The trial commenced on January 17, 2017 and concluded on February 6, 2017. Mr. Wadler was awarded $10.92 million, plus prejudgment interest of $141,608, post-judgment interest, and Mr. Wadler’s litigation costs, expert witness fees, and reasonable attorneys’ fees as approved by the Court. We have provided for the judgment, interest and Mr. Wadler's litigation costs. We are considering an appeal of the judgment.

Bio-Rad received three notices of violations from the Bay Area Air Quality Management District (“District”). The District alleges that we operated three (3) power generation units without appropriate monitoring and recordkeeping and exceeded permissible levels of emissions during those operations. We are cooperating with the District and are investigating the allegations. No formal proceeding has been initiated by the District.

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

	Class A		Class B
	High	Low	High	Low
2016
Fourth Quarter	$184.89	$154.89	$194.15	$154.05
Third Quarter	164.45	140.53	171.12	140.69
Second Quarter	150.00	135.02	150.04	134.86
First Quarter	139.63	122.03	146.41	123.43
2015
Fourth Quarter	$142.48	$132.49	$141.77	$134.08
Third Quarter	152.38	131.25	152.57	131.83
Second Quarter	151.97	133.38	151.93	123.31
First Quarter	137.23	112.51	137.23	113.32

On February 14, 2017, we had 275 holders of record of Class A Common Stock and 126 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 400 MidCap Index and a selected peer group, assuming $100 invested on December 31, 2011, and reinvestment of dividends if paid:

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

ITEM 6.  SELECTED FINANCIAL DATA

BIO-RAD LABORATORIES, INC.
Selected Financial Data
(in thousands, except per share data)
	Year Ended December 31,
	2016	2015	2014	2013	2012

Net sales	$2,068,172	$2,019,441	$2,175,044	$2,132,694	$2,069,235
Cost of goods sold	930,085	897,771	996,527	954,216	914,077
Gross profit	1,138,087	1,121,670	1,178,517	1,178,478	1,155,158
Selling, general and administrative expense	816,724	761,990	808,200	798,070	681,778
Research and development expense	205,864	192,972	220,333	210,952	209,204
Impairment losses on goodwill and long-lived assets	62,305	—	—	—	—
Interest expense	21,942	21,692	22,131	61,271	51,112
Foreign exchange losses, net	4,542	10,249	9,305	8,566	5,040
Other (income) expense, net	(14,850)	(11,080)	(13,009)	(12,766)	(21,883)
Income before income taxes	41,560	145,847	131,557	112,385	229,907
Provision for income taxes	(13,435)	(32,754)	(42,712)	(34,574)	(64,361)
Net income attributable to noncontrolling interests	—	—	—	(21)	(69)
Net income attributable to Bio-Rad	$28,125	$113,093	$88,845	$77,790	$165,477

Basic earnings per share	$0.96	$3.87	$3.08	$2.72	$5.85
Diluted earnings per share	$0.95	$3.85	$3.05	$2.69	$5.78
Cash dividends paid per common share	$—	$—	$—	$—	$—
Total assets	$3,850,504	$3,709,718	$3,341,278	$3,388,790	$3,443,503
Long-term debt, net of current maturities	$434,186	$433,883	$435,710	$435,615	$732,414

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the recent referendum in the United Kingdom to withdraw from the European Union, and a change in the U.S. executive branch of government. Approximately 37% of our 2016 consolidated net sales are derived from the United States and approximately 63% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling.  As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

On February 15, 2017, we acquired all the issued and outstanding stock of RainDance Technologies, Inc. (RainDance) for approximately $87 million including certain assumed net liabilities. Cash payments at closing were $82.9 million. The acquisition will be included in our Life Science segment’s results of operations from the acquisition date and will be accounted for as a business combination. RainDance's foundational intellectual property portfolio and product lines encompass a wide range of biological reactions in droplets, with potential applications in life science research and clinical research. These genomic tools provide ultra-sensitive detection of genetic variations in cancer as well as inherited and infectious diseases, enabling research in areas such as non-invasive liquid biopsy. We believe that RainDance's droplet-based solutions will extend our reach into next-generation sequencing applications and strengthen our position in the area of Droplet Digital™ PCR, offering customers with solutions for a wide range of nucleic acid detection applications. See Note 17 to the consolidated financial statements.

During the fourth quarter of 2016, we fully impaired goodwill and in-process research and development in the amounts of $13.5 million and $46.4 million, respectively, associated with our 2014 acquisition of GnuBIO, Inc.

In May 2016, we announced the elimination or relocation of various positions as part of restructuring plans approved by management. In connection with this announcement, for the year ended December 31, 2016, we recorded $12.5 million in restructuring charges related to severance and other employee benefits, of which $9.0 million is anticipated to be paid through 2019. These restructuring actions are primarily intended to reduce, eliminate or relocate our global workforce in order to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions are aligned with the creation and evolution of our organization structure and coordinated with the implementation of our single instance ERP platform. In the future, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, any of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our business could be harmed. See Note 15 to the consolidated financial statements.

In January 2016, we acquired a high performance analytical flow cytometer platform from Propel Labs (Propel) that will enable advanced and novice users to perform basic and multi-parameter cytometry for a wide range of applications and chemistries. This asset acquisition was accounted for as a business combination and is included in our Life Science segment's results of operations from the acquisition date. The fair values of the net assets acquired from Propel as of the acquisition date were determined to be $32.7 million of definite-lived intangible assets and $0.1 million of goodwill, after the effects of a calculation revision that were reflected in the fourth quarter of 2016. This revision reduced goodwill/intangibles and contingent consideration by the same amount and had no significant impact on our Consolidated Income Statement.

The fair value of the consideration as of the acquisition date was $32.8 million as revised, which included $9.5 million paid in cash at the closing date and $23.3 million in contingent consideration potentially payable to Propel. The contingent consideration was based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. The contingent consideration was recognized at its estimated fair value of $25.4 million as of December 31, 2016.

As previously disclosed, in May 2010 we voluntarily disclosed to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) certain likely or potential violations of the U.S. Foreign Corrupt Practices Act (FCPA). Effective November 3, 2014, we entered into a non-prosecution agreement (NPA) with the DOJ and consented to the entry of an Order by the SEC (SEC Order), which actions resolve both the DOJ and SEC investigations. As a result of the settlements with the DOJ and the SEC, during the fourth quarter of 2014 we paid a total of $55.1 million that included a penalty of $14.4 million, $35.1 million in disgorgement, and $5.6 million in interest. On October 28, 2016, the DOJ and SEC informed Bio-Rad that they did not intend to extend the NPA after it expired on November 2, 2016.

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

We have recorded a valuation allowance of $66.4 million and $58.3 million as of December 31, 2016 and 2015, respectively, due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain foreign net operating losses carried forward.  The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established, which would increase the tax provision, lowering income and impacting our financial position.  Should realization of these deferred tax assets for which a valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting Bio-Rad’s financial position.

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

We use a projected discounted cash flow model to determine the fair value of a reporting unit. This discounted cash flow method for determining goodwill may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Projections such as discounted cash flow models are inherently uncertain and accordingly, actual future cash flows may differ materially from projected cash flows. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, expected foreign currency rates, discount rates and terminal values. We estimate future cash flows using current and longer-term financial forecasts. These forecasts take into account the current economic environment. The discount rates used are compiled using independent sources, current trends in similar businesses and other observable market data. Changes to these rates might result in material changes in the valuation and determination of the recoverability of goodwill. For example, an increase in the discount rate used to discount cash flows will decrease the computed fair value.

Impairment tests are highly sensitive to changes in assumptions and minor changes to assumptions that could result in impairment losses. Our forecasts utilized in our 2016 impairment test assumed, among other things, sales growth from executing our sales and marketing programs, new product introductions, successful product development and timely registration of our products when required, while controlling costs. In addition, external factors, such as currency, inflation rates and cost of capital, could affect the determination of fair value of our reporting units. Aside from our GnuBIO, Inc. reporting unit, which reflected a carrying value that exceeded its fair value, our impairment tests resulted in excessive fair value over book value ranging from 22% to more than 400% for our various reporting units. If the initiatives mentioned above do not achieve the desired results, or external factors change detrimentally, future impairment losses may occur.

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

When management determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for any impairment based on a projected undiscounted cash flow method. Projected future operating results and cash flows of the asset or asset group are used to establish the fair value used in evaluating the carrying value of long-lived and intangible assets. We estimate the future cash flows of the long-lived assets using current and long-term financial forecasts. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If this is the case, an impairment loss would be recognized. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. In 2016, we fully impaired goodwill and in-process research and development in the amounts of $13.5 million and $46.4 million, respectively, associated with our 2014 acquisition of GnuBIO, Inc. The impairments were based upon a revision of our Level 3 valuation inputs, i.e., expected future cash flows. Also in 2016, we impaired intellectual property in the amount of $2.4 million associated with the termination of a research and development project. There were no impairment losses recorded in 2015. In 2014, we impaired licenses of a discontinued product line in the amount of $6.4 million. This impairment charge included $5.8 million in Cost of goods sold and $0.6 million in Research and development expense in the accompanying Consolidated Statements of Income.

We early adopted ASU 2017-04, "Simplifying the Test for Goodwill Impairment," on January 1, 2017, which removes Step 2 of the goodwill impairment test for any impairments after January 1, 2017. See Note 1 to the consolidated financial statements.

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

We adopted ASU 2015-11, "Simplifying the Measurement of Inventory," on January 1, 2017, which requires inventory measurement at the lower of cost and net realizable value. See Note 1 to the consolidated financial statements.

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

Results of Operations - Sales, Gross Margins and Expenses

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	45.0	44.5	45.8
Gross profit	55.0	55.5	54.2
Selling, general and administrative expense	39.5	37.7	37.2
Research and development expense	10.0	9.6	10.1
Net income attributable to Bio-Rad	1.4	5.6	4.1

Net sales

Net sales (sales) in 2016 were $2.07 billion, an increase of 2.4% compared to $2.02 billion in 2015. Excluding the impact of foreign currency, 2016 sales increased by approximately 4.0% compared to 2015. Currency neutral sales growth was primarily reflected in all regions except Europe.

The Life Science segment sales in 2016 were $730.7 million, an increase of 5.1% compared to 2015.  On a currency neutral basis, sales increased 6.5% compared to 2015. The currency neutral sales increase was primarily in our Droplet Digital™ PCR and process media products. The currency neutral sales increase was in all regions.

The Clinical Diagnostics segment sales in 2016 were $1.32 billion, an increase of 1.0% compared to 2015. On a currency neutral basis, sales increased 2.6% compared to 2015. The currency neutral sales increase was primarily attributable to growth in quality control, immunology, blood typing and diabetes product lines. On a geographic view, currency neutral sales in 2016 increased most notably in the Americas and Asia, while sales declined in Europe.

Sales in 2015 were $2.02 billion, a decrease of 7.2% compared to $2.18 billion in 2014. Excluding the impact of foreign currency, 2015 sales increased by approximately 1.6% compared to 2014. Currency neutral sales growth was primarily reflected in the United States and China.

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

Gross margin

Consolidated gross margins were 55.0% in 2016 compared to 55.5% in 2015. Life Science segment gross margins in 2016 decreased from 2015 by approximately 0.7 percentage points, primarily due to lower margins in protein quantification and cell biology, higher service costs, higher acquisition intangible amortization, and $0.7 million of restructuring costs, partially offset by higher margins in Droplet Digital™ PCR, process media products and antibody products. Clinical Diagnostics segment gross margins in 2016 decreased from 2015 by approximately
0.5 percentage points. The decrease compared to 2015 was primarily driven by sales mix and pricing pressures, along with higher period expenses, and $1.4 million of restructuring costs, partially offset by the suspension of the medical device tax.

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

Selling, general and administrative expense

Consolidated selling, general and administrative expenses (SG&A) increased to $816.7 million or 39.5% of sales in 2016 compared to $762.0 million or 37.7% of sales in 2015.  Increases to SG&A primarily included employee-related expenses, our largest cost, which also included $10.4 million of restructuring costs, $21.0 million for various legal matters, including the Wadler judgment as discussed further in Note 13 to the consolidated financial statements, professional fees, software, the revaluation of contingent consideration primarily associated with the cell sorting system and to a lesser extent the analytical flow cytometer platform, travel, facilities and recruitment/relocation. Decreases to SG&A primarily included bad debt expense and a one-time distributor cost in 2015.

Consolidated SG&A decreased to $762.0 million or 37.7% of sales in 2015 compared to $808.2 million or 37.2% of sales in 2014.  Underlying the overall decrease in SG&A was the impact of foreign currency, an accrual of $19.5 million in 2014 associated with the SEC and DOJ investigations relating to the FCPA investigation for which a final settlement was reached in the fourth quarter of 2014, and a reduction of $4.2 million from the revaluations of contingent consideration. Currency neutral increases in SG&A were primarily employee-related expenses, our largest cost, facilities and professional fees, partially offset by travel. Other increases in SG&A included $2.3 million of bad debt expense and a one-time distributor termination cost of $1.9 million.

Research and development expense

Research and development expense increased to $205.9 million or 10.0% of sales in 2016 compared to $193.0 million or 9.6% of sales in 2015.  Life Science segment research and development expense increased in 2016 from 2015 primarily due to increased project activities in Droplet Digital™ PCR, protein quantification and cell biology. Clinical Diagnostics segment research and development expense increased in 2016 from 2015 primarily from increased spending associated with the GnuBIO business.

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

Results of Operations – Non-operating

Interest expense

Interest expense in 2016 increased 1.2% to $21.9 million, relatively flat compared to $21.7 million in 2015.

Interest expense in 2015 decreased 2.0% to $21.7 million compared to 2014 primarily due to $0.6 million in 2014 associated with our offer to settle the SEC and DOJ investigations relating to the FCPA investigation for which a final settlement was reached in the fourth quarter of 2014.

Foreign currency exchange gains and losses

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Net foreign currency exchange losses for 2016, 2015 and 2014 were $4.5 million, $10.2 million and $9.3 million, respectively.  The 2016, 2015 and 2014 net foreign currency exchange losses were attributable to market volatility, increasing costs to hedge and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt, and our decision to reclassify a large percentage of our intercompany receivable from Brazil to long-term towards the end of 2015. All years are affected by the economic hedging program we employ to hedge our intercompany receivables and payables.

Other income and expense, net

Other income and expense, net includes investment and dividend income, generally interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  Other (income) expense, net in 2016 increased to $14.9 million income compared to $11.1 million income in 2015. The increase was primarily due to higher dividend income in 2016 on the ordinary and preferred shares of our investment in Sartorius AG, and higher investment income.

Other (income) expense, net in 2015 decreased to $11.1 million income compared to $13.0 million income in 2014. The decrease was primarily due to lower interest and investment income primarily related to a weaker 2015 foreign currency exchange rate for ordinary and preferred dividends from our investment in Sartorius AG, and realized losses in 2015 compared to no realized losses in 2014.

Effective tax rate

Our effective tax rate was 32%, 22% and 32% in 2016, 2015 and 2014, respectively. The effective tax rates for 2016 and 2015 included tax benefits from the repatriation of foreign earnings. The effective tax rate for 2016 included additional tax liabilities for unrecognized tax benefits related to the non-deductibility of interest expense in our foreign jurisdictions. The effective tax rate for 2014 included nondeductible penalties and losses that were nonrecurring. Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate, including Switzerland, Russia, the U.K. and Singapore, have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Our income tax returns are audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. The tax years open to examination include the years 2013 and forward for the U.S., and the years 2010 and forward for certain foreign jurisdictions, including France, Switzerland and Germany. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.
We record liabilities for unrecognized tax benefits related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.
As of December 31, 2016, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.5 million. Substantially all such amounts will impact our effective income tax rate.

During 2017 we expect to proceed with the implementation of our European Headquarters and related restructuring plans that could have a significant effect on our effective tax rate. Many of these plans are operational changes that may impact our jurisdictional mix of earnings in the future.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Credit Agreement that we entered into in June 2014.  Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2016, however, $0.8 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019.

At December 31, 2016, we had available $839.4 million in cash, cash equivalents and short-term investments, of which approximately 28% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $205.7 million available for borrowing and usage as of December 31, 2016, which was reduced by $5.4 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

While economic growth is somewhat improving, instability still exists in developed nations and in the U.S., such as the slowing rate of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by a decline in oil prices, which may adversely affect our future results of cash flows. Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving and we have no greater knowledge of the situation other than what is publicly reported. As of December 31, 2016 and December 31, 2015, we had accounts receivable, net of an allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $32.7 million and $40.7 million, respectively.

Cash Flows from Operations

Net cash provided by operations was $216.4 million, $186.2 million and $273.3 million in 2016, 2015, and 2014, respectively.  The net increase between 2016 and 2015 of $30.2 million primarily resulted from:

•	higher cash received from customers in 2016 primarily due to lower U.S. collections in the second half of 2015 from delays associated with the second phase of an ERP implementation, and

•	higher investment income received, partially offset by

•
more cash paid to suppliers and employees primarily related to higher payments to inventory suppliers as payments were delayed in the latter part of 2015 mostly associated with the second deployment of the ERP system, higher annual performance-based compensation payments in 2016, and higher legal and other professional fees,

•	higher net income tax payments than in 2015, and

•	net payments in 2016 compared to net cash received in 2015 for forward foreign exchange contracts.

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

We regularly review past due receivables to assess the allowance for doubtful accounts and believe net accounts receivable are fully realizable. We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies. Cash flows from operations during the first quarter have historically had larger payments for royalties, fourth quarter sales commissions to third parties and annual employee bonuses, and we expect this pattern to recur in the first quarter of 2017.

Cash Flows from Investing Activities

Net cash used in investing activities was $213.9 million, $166.9 million and $190.5 million for 2016, 2015 and 2014, respectively. Purchases, net of sales and maturities of marketable securities and investments had an overall decrease of $13.2 million in 2016 compared to 2015 primarily due to a decrease in maturities and securities sales, partially offset by a decrease in purchases. Purchases, net of sales and maturities of marketable securities and investments had an overall decrease of $35.4 million in 2015 compared to 2014 primarily due to an increase in purchases, partially offset by an increase in maturities and securities sales.

Short-term restricted investments of $4.56 million and $4.21 million in 2016 and 2015, respectively, represent a money market fund for collateral that secures worker's compensation and general liability insurance. Investment income accrues to us and is recorded in Investment proceeds and miscellaneous receipts, net in the Consolidated Statements of Cash Flows.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

Purchases of intangible assets were higher in 2014 than in 2016 and 2015 primarily due to higher purchases of licenses. Payments for acquisitions, net of cash received, and long-term investments in 2016 and 2014 were primarily due to the following:

•
in January 2016, we acquired a high performance analytical flow cytometer platform from Propel for total consideration of $32.8 million, which included $9.5 million paid in cash at the closing date and $23.3 million in contingent consideration potentially payable to Propel, after the effects of a calculation revision that were reflected in the fourth quarter of 2016 , and

•
in April 2014, we acquired 100% of the issued and outstanding stock of GnuBIO for a total consideration of $50.4 million, which included $39.7 million paid in cash at the closing date and $10.7 million in contingent consideration potentially payable to GnuBIO's shareholders. The Level 3 contingent consideration was revalued to a fair value of $10.0 million as of December 31, 2016 and 2015.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments, such as our acquisition of RainDance in February 2017. We routinely meet with the principals or brokers of the subject companies.  We are currently in discussion and assessing a few possible acquisitions in which we expect our current reported cash and cash equivalents to be sufficient for any cash consideration for these possible acquisitions. However, it is not certain at this time that any of these discussions involving material or significant acquisitions will advance to completion.

Capital expenditures in 2016 totaled $141.4 million, compared to $112.0 million and $121.0 million in 2015 and 2014, respectively. Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we continue to implement the remaining phases of the ERP platform, we expect capital expenditures to moderate in 2017 and then decline over the next couple of years. Capital expenditures were lower in 2015 compared to 2016 as the second phase was implemented in July 2015 and the third phase of the ERP system ramped up in 2016. Capital expenditures were higher in 2014 than in 2015 as we were in the development stages (in which appropriate costs are capitalized) of implementing the second phase of a global single instance ERP platform. The current estimated future project cost for global implementation for the single instance ERP platform is projected to be $90 million to $130 million, and is estimated to take approximately the next two to three years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.0 million, $8.6 million and $11.7 million in 2016, 2015 and 2014, respectively.  Net cash provided by financing activities in 2016, 2015 and 2014 was primarily from proceeds from issuance of our common stock. Additionally in 2016, 2015 and 2014, there were payments of $3.5 million,
$3.0 million and $2.4 million, respectively, to Propel Labs' shareholders in contingent consideration for sales milestones that were associated with the valuation as of the 2012 acquisition date. In 2014, there was also the payment of a short-term borrowing.

We have outstanding Senior Notes of $425.0 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of December 31, 2016. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013 and therefore we do not anticipate any repurchasing of shares for this purpose. We had no other repurchases of our stock during 2016, 2015 or 2014.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2016 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$437.0	$0.3	$0.5	$425.6	$10.6
Interest payments (1)	81.6	20.7	41.4	19.5	—
Operating lease obligations (2)	158.0	42.1	56.7	33.5	25.7
Purchase obligations (3)	35.0	17.5	8.5	9.0	—
Long-term liabilities (4)	142.9	34.3	10.5	4.0	94.1

(1) These amounts represent expected cash payments, including capital lease obligations, which are included in our December 31, 2016 Consolidated Balance Sheet. Our debt is fixed and primarily consists of the 4.875% Notes. See Note 5 of the Consolidated Financial Statements for additional information about our debt.

(2) Operating lease obligations are described in Note 12 of the Consolidated Financial Statements.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms.  Purchase obligations exclude agreements that are cancelable without penalty.

(4) Excluded from this table are tax liabilities for uncertain tax positions and contingencies in the amount of $16.4 million.  We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above.  See Note 6 of the Consolidated Financial Statements for additional information about our income taxes.

Recent Accounting Standards Updates

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2017-04, "Simplifying the Test for Goodwill Impairment." ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective prospectively for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. ASU 2017-04 will provide a more stream-lined approach to evaluating future goodwill impairment and we early adopted on January 1, 2017. We have not assessed the impact that ASU 2017-04 will have on our consolidated financial statements because a goodwill impairment has not occurred after January 1, 2017.

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. ASU 2017-01 will be applied prospectively to any transactions occur set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.ring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. We early adopted ASU 2017-01 on January 1, 2017. For our acquisition of RainDance Technologies, Inc., ASU 2017-01 did not affect the conclusion of it being a business combination (see Note 17 to the consolidated financial statements).

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We have had a limited amount of restricted cash of $2.0 million and $1.4 million as of December 31, 2016 and 2015, respectively, which was reclassified from cash to either Prepaid expenses, Other current assets or Other assets in the Consolidated Balance Sheets. At the time of adoption, we cannot assure whether these same restricted cash amounts will be held or what other restricted cash we may have, or that historically reported amounts will be similar.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. We do not plan to early adopt ASU 2016-16. We are currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect ASU 2016-15 will have on our consolidated statements of cash flows, if any.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for trade and other receivables, and instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the effect ASU 2016-13 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2016-09 on January 1, 2017 and made a policy election to account for forfeitures as they occur. We do not expect ASU 2016-09 to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under current guidance, an investor that does not consolidate an investment and initially accounts for it under a method other than the equity method is required to retrospectively apply the equity method in prior periods in which it held the investment when it subsequently obtained significant influence. ASU 2016-07 will be applied on a prospective basis and is effective for all entities for fiscal years beginning after December 15, 2016, and interim periods within those years. We adopted ASU 2016-07 on January 1, 2017 and do not expect it to materially affect our consolidated financial statements, unless our situation changes regarding our ability to influence the investee in the future as a result of our cost method investment in Sartorius AG (see Note 3 to the consolidated financial statements).

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not plan to early adopt. ASU 2016-02 will be adopted on a modified retrospective basis, with elective reliefs, which requires application of ASU 2016-02 for all periods presented. We are currently gathering, documenting and analyzing lease agreements related to this ASU and anticipate material additions to the balance sheet for right-of-use assets, offset by the associated liabilities.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification, for which changes in fair value are reported in other comprehensive income, for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, the cost method is also eliminated. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For equity securities that would be affected by ASU 2016-01, see the available-for-sale investments table in Note 3 to the consolidated financial statements. At the time of adoption, we cannot assure whether these same equity securities will be held or what other equity securities we may have, or that historically reported changes will be similar.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. We adopted ASU 2015-11 on January 1, 2017 and do not expect it to have a material impact to our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This makes the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under prior U.S. GAAP, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, which is our current practice. We adopted ASU 2015-03 on January 1, 2016 on a retrospective basis as a change in accounting policy. The Condensed Consolidated Balance Sheet as of December 31, 2015 was retrospectively adjusted by decreasing Other assets and Long-term debt, net of current maturities, by $1.8 million, respectively.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, we will not early adopt. In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" which affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which amends and clarifies certain aspects in ASU 2014-09 that include collectiblity, presentation of sales and other taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or cumulative effect transition method. We will use the cumulative effect transition method once we adopt ASUs 2014-09, 2016-20, 2016-12, 2016-10 and 2016-08 on January 1, 2018. We have completed revenue recognition diagnostic surveys across all regions in our decentralized sales contracting process, which is based on local country commercial regulations and practices. We have begun assessing individual contracts to identify performance obligations under these ASU’s, as compared with the deliverables and separate units of accounting previously identified under current U.S. GAAP, to determine the effect that these ASU’s will have on our consolidated financial statements and related disclosures.

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

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates.  All other variables were held constant.  Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates.  A decline of 10% on quoted foreign exchange rates would result in an approximate net-present-value loss of $30 million on our derivative position as of December 31, 2016.  This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates.  Due to the relatively small amount of short-term variable rate debt we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%.  Our long-term debt consists primarily of fixed-rate instruments, and is thus insulated from interest rate changes.  As of December 31, 2016, the overall interest rate risk associated with our debt was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Reports of Independent Registered Public Accounting Firm	41-42
Consolidated Balance Sheets at December 31, 2016 and 2015	43-44
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2016	45
Consolidated Statements of Comprehensive Income for each of the three years in the period
December 31, 2016	46
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2016	47
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years
in the period ended December 31, 2016	48
Notes to Consolidated Financial Statements	49-85

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bio-Rad Laboratories, Inc.:
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bio-Rad Laboratories, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bio-Rad Laboratories, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
February 28, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bio‑Rad Laboratories, Inc.:

We have audited Bio-Rad Laboratories, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bio-Rad Laboratories Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Bio-Rad Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

San Francisco, California
February 28, 2017

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$456,264	$457,549
Short-term investments	383,176	328,718
Restricted investments	4,560	4,210
Accounts receivable, less allowance for doubtful accounts of $23,367 at 2016 and $24,418 at 2015	372,348	391,485

Inventories:
Raw materials	116,540	109,928
Work in process	125,982	114,438
Finished goods	282,439	265,858
Total inventories	524,961	490,224

Prepaid expenses	91,014	94,369
Other current assets	12,201	11,041
Total current assets	1,844,524	1,777,596

Property, plant and equipment:
Land and improvements	17,895	17,823
Buildings and leasehold improvements	290,367	276,070
Equipment	919,126	823,193
Total property, plant and equipment	1,227,388	1,117,086
Less: accumulated depreciation and amortization	(738,774)	(679,396)
Property, plant and equipment, net	488,614	437,690

Goodwill, net	477,115	495,948
Purchased intangibles, net	161,609	214,026
Other investments	830,790	719,840
Other assets	47,852	64,618
Total assets	$3,850,504	$3,709,718

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (continued) (In thousands, except share data)

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,109	$122,391
Accrued payroll and employee benefits	163,364	157,857
Notes payable and current maturities of long-term debt	334	298
Income and other taxes payable	28,124	29,339
Deferred revenue	31,003	29,683
Other current liabilities	115,388	101,783
Total current liabilities	471,322	441,351

Long-term debt, net of current maturities	434,186	433,883
Deferred income taxes	222,919	233,475
Other long-term liabilities	135,318	110,506
Total liabilities	1,263,745	1,219,215

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 24,454,048 and 24,230,448 at 2016 and 2015, respectively; shares outstanding - 24,453,926 and 24,230,326 at 2016 and 2015, respectively	2	2
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued - 5,123,883 and 5,130,558 at 2016 and 2015, respectively; shares outstanding - 5,122,966 and 5,129,641 at 2016 and 2015, respectively	1	1
Additional paid-in capital	332,911	300,408
Class A treasury stock at cost, 122 shares at 2016 and 2015	(12)	(12)
Class B treasury stock at cost, 917 shares at 2016 and 2015	(89)	(89)
Retained earnings	1,836,180	1,808,055
Accumulated other comprehensive income	417,766	382,138
Total stockholders’ equity	2,586,759	2,490,503
Total liabilities and stockholders’ equity	$3,850,504	$3,709,718

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Net sales	$2,068,172	$2,019,441	$2,175,044
Cost of goods sold	930,085	897,771	996,527
Gross profit	1,138,087	1,121,670	1,178,517
Selling, general and administrative expense	816,724	761,990	808,200
Research and development expense	205,864	192,972	220,333
Impairment losses on goodwill and long-lived assets	62,305	—	—
Income from operations	53,194	166,708	149,984
Interest expense	21,942	21,692	22,131
Foreign exchange losses, net	4,542	10,249	9,305
Other (income) expense, net	(14,850)	(11,080)	(13,009)
Income before income taxes	41,560	145,847	131,557
Provision for income taxes	(13,435)	(32,754)	(42,712)
Net income	$28,125	$113,093	$88,845

Basic earnings per share:
Net income per basic share	$0.96	$3.87	$3.08
Weighted average common shares - basic	29,440	29,186	28,876

Diluted earnings per share:
Net income per diluted share	$0.95	$3.85	$3.05
Weighted average common shares - diluted	29,646	29,409	29,133

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$28,125	$113,093	$88,845
Other comprehensive income (loss):
Foreign currency translation adjustments	(32,394)	(37,536)	(118,142)
Foreign other post-employment benefits adjustments, net of income taxes	2,086	(4,403)	(8,186)
Net unrealized holding gains on available-for-sale (AFS) investments, net of income taxes	65,936	205,132	4,556
Other comprehensive income (loss), net of income taxes	35,628	163,193	(121,772)
Comprehensive income (loss)	$63,753	$276,286	$(32,927)

Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Cash received from customers	$2,074,024	$1,956,084	$2,162,520
Cash paid to suppliers and employees	(1,810,844)	(1,730,062)	(1,806,526)
Interest paid, net	(21,318)	(20,793)	(20,793)
Income tax payments, net	(38,442)	(31,715)	(28,939)
Settlement with the SEC and DOJ relating to the FCPA, including interest	—	—	(55,050)
Investment proceeds and miscellaneous receipts, net	15,683	11,953	15,671
Excess tax benefits from share-based compensation	(1,506)	(3,610)	(1,349)
(Payments for) proceeds from forward foreign exchange contracts, net	(1,164)	4,353	7,778
Net cash provided by operating activities	216,433	186,210	273,312
Cash flows from investing activities:
Capital expenditures	(141,436)	(112,000)	(120,999)
Proceeds from dispositions of property, plant and equipment	398	79	225
Payments for acquisition and long-term investment	(14,165)	(4,356)	(44,627)
Payments for purchases of intangible assets	(135)	(1,372)	(15,479)
Payments for purchases of restricted investment	(350)	(4,210)	—
Payments for purchases of marketable securities and investments	(278,071)	(294,497)	(205,746)
Proceeds from sales of marketable securities and investments	76,859	78,664	75,725
Proceeds from maturities of marketable securities and investments	143,020	170,823	120,390
Net cash used in investing activities	(213,880)	(166,869)	(190,511)
Cash flows from financing activities:
Net borrowings (payments) on line-of-credit arrangements and notes payable	37	—	(1,560)
Payments on long-term borrowings	(303)	(282)	(253)
Proceeds from issuances of common stock for share-based compensation	11,280	8,236	15,051
Payments of contingent consideration	(3,500)	(2,983)	(2,374)
Debt issuance costs on long-term borrowings	—	—	(524)
Excess tax benefits from share-based compensation	1,506	3,610	1,349
Net cash provided by financing activities	9,020	8,581	11,689
Effect of foreign exchange rate changes on cash	(12,858)	16,376	(12,790)
Net (decrease) increase in cash and cash equivalents	(1,285)	44,298	81,700
Cash and cash equivalents at beginning of year	457,549	413,251	331,551
Cash and cash equivalents at end of year	$456,264	$457,549	$413,251

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Statements of Changes in Stockholders’ Equity (In thousands)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at December 31, 2013	$3	$239,986	$(101)	$1,606,117	$340,717	$2,186,722
Net income	—	—	—	88,845	—	88,845
Other comprehensive loss, net of tax	—	—	—	—	(121,772)	(121,772)
Issuance of common stock	—	15,051	—	—	—	15,051
Stock compensation expense	—	14,888	—	—	—	14,888
Tax benefit-exercise stock options	—	1,421	—	—	—	1,421
Balance at December 31, 2014	3	271,346	(101)	1,694,962	218,945	2,185,155
Net income	—	—	—	113,093	—	113,093
Other comprehensive income, net of tax	—	—	—	—	163,193	163,193
Issuance of common stock	—	8,236	—	—	—	8,236
Stock compensation expense	—	16,983	—	—	—	16,983
Tax benefit-exercise stock options	—	3,843	—	—	—	3,843
Balance at December 31, 2015	3	300,408	(101)	1,808,055	382,138	2,490,503
Net income	—	—	—	28,125	—	28,125
Other comprehensive income, net of tax	—	—	—	—	35,628	35,628
Issuance of common stock	—	11,280	—	—	—	11,280
Stock compensation expense	—	19,730	—	—	—	19,730
Tax benefit-exercise stock options	—	1,493	—	—	—	1,493
Balance at December 31, 2016	$3	$332,911	$(101)	$1,836,180	$417,766	$2,586,759

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

Short-term Restricted Investments

Short-term restricted investments of $4.56 million and $4.21 million at December 31, 2016 and 2015, respectively, represent a money market fund for collateral that secures worker's compensation and general liability insurance. Investment income accrues to Bio-Rad and is recorded in Cash and cash equivalents in the Consolidated Balance Sheets.

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

Changes in the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

	2016	2015
January 1	$17.4	$17.8
Provision for warranty	33.4	30.6
Actual warranty costs	(33.2)	(31.0)
December 31	$17.6	$17.4

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Basic weighted average shares outstanding	29,440	29,186	28,876
Effect of potentially dilutive stock options
and restricted stock awards	206	223	257
Diluted weighted average common shares	29,646	29,409	29,133
Anti-dilutive stock options and restricted stock awards
excluded from the computation of diluted EPS	113	109	122

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

Recent Accounting Standards Updates

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2017-04, "Simplifying the Test for Goodwill Impairment." ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective prospectively for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. ASU 2017-04 will provide a more stream-lined approach to evaluating future goodwill impairment and we early adopted on January 1, 2017. We have not assessed the impact that ASU 2017-04 will have on our consolidated financial statements because a goodwill impairment has not occurred after January 1, 2017.

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. ASU 2017-01 will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. We early adopted ASU 2017-01 on January 1, 2017. For our acquisition of RainDance Technologies, Inc., ASU 2017-01 did not affect the conclusion of it being a business combination (see Note 17 to the consolidated financial statements).

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. We have had a limited amount of restricted cash of $2.0 million and $1.4 million as of December 31, 2016 and 2015, respectively, which was reclassified from cash to either Prepaid expenses, Other current assets or Other assets in the Consolidated Balance Sheets. At the time of adoption, we cannot assure whether these same restricted cash amounts will be held or what other restricted cash we may have, or that historically reported amounts will be similar.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which finan inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. cial statements have not been issued or made available for issuance. We do not plan to early adopt ASU 2016-16. We are currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect ASU 2016-15 will have on our consolidated statements of cash flows, if any.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for trade and other receivables, and instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the effect ASU 2016-13 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2016-09 on January 1, 2017 and made a policy election to account for forfeitures as they occur. We do not expect ASU 2016-09 to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under current guidance, an investor that does not consolidate an investment and initially accounts for it under a method other than the equity method is required to retrospectively apply the equity method in prior periods in which it held the investment when it subsequently obtained significant influence. ASU 2016-07 will be applied on a prospective basis and is effective for all entities for fiscal years beginning after December 15, 2016, and interim periods within those years. We adopted ASU 2016-07 on January 1, 2017 and do not expect it to materially affect our consolidated financial statements, unless our situation changes regarding our ability to influence the investee in the future as a result of our cost method investment in Sartorius AG (see Note 3 to the consolidated financial statements).

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. We do not plan to early adopt. ASU 2016-02 will be adopted on a modified retrospective basis, with elective reliefs, which requires application of ASU 2016-02 for all periods presented. We are currently gathering, documenting and analyzing lease agreements related to this ASU and anticipate material additions to the balance sheet for right-of-use assets, offset by the associated liabilities.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification, for which changes in fair value are reported in other comprehensive income, for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, the cost method is also eliminated. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For equity securities that would be affected by ASU 2016-01, see the available-for-sale investments table in Note 3 to the consolidated financial statements. At the time of adoption, we cannot assure whether these same equity securities will be held or what other equity securities we may have, or that historically reported changes will be similar.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” ASU 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. We adopted ASU 2015-11 on January 1, 2017 and do not expect it to have a material impact to our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This makes the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. Under prior U.S. GAAP, debt issuance costs were reported on the balance sheet as assets and amortized as interest expense. Under ASU 2015-03, debt issuance costs will continue to be amortized to interest expense using the effective interest method. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" to clarify the SEC staff’s position that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, which is our current practice. We adopted ASU 2015-03 on January 1, 2016 on a retrospective basis as a change in accounting policy. The Condensed Consolidated Balance Sheet as of December 31, 2015 was retrospectively adjusted by decreasing Other assets and Long-term debt, net of current maturities, by $1.8 million, respectively.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, we will not early adopt. In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" which affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which amends and clarifies certain aspects in ASU 2014-09 that include collectiblity, presentation of sales and other taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or cumulative effect transition method. We will use the cumulative effect transition method once we adopt ASUs 2014-09, 2016-20, 2016-12, 2016-10 and 2016-08 on January 1, 2018. We have completed revenue recognition diagnostic surveys across all regions in our decentralized sales contracting process, which is based on local country commercial regulations and practices. We have begun assessing individual contracts to identify performance obligations under these ASU’s, as compared with the deliverables and separate units of accounting previously identified under current U.S. GAAP, to determine the effect that these ASU’s will have on our consolidated financial statements and related disclosures.

2.    ACQUISITIONS

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

The fair value of the consideration as of the acquisition date was $32.8 million, which included $9.5 million paid in cash at the closing date and $23.3 million in contingent consideration potentially payable to Propel, after the effects of a calculation revision that were reflected in the fourth quarter of 2016. This revision reduced goodwill/intangibles and contingent consideration by the same amount and had no significant impact on our Consolidated Income Statement. The contingent consideration was based on a probability-weighted income approach related to the achievement of certain sales milestones, and was recognized at its estimated fair value of $25.4 million as of December 31, 2016 (see Note 3, "Fair Value Measurements").

The fair values of the net assets acquired from Propel as of the acquisition date were determined to be $32.7 million of definite-lived intangible assets and $0.1 million of goodwill. We expect the goodwill recorded to be deductible for income tax purposes. The acquired analytical flow cytometer platform fits well into Bio-Rad’s existing Life Science segment product offerings and may offer researchers greater access to this technology.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2016 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$14.1	$—	$14.1
Foreign time deposits	11.8	—	—	11.8
Domestic time deposits	—	20.0	—	20.0
U.S. government sponsored agencies	—	1.1	—	1.1
Money market funds	5.9	—	—	5.9
Total cash equivalents	17.7	35.2	—	52.9
Restricted investment:	4.6	—	—	4.6
Available-for-sale investments (b):
Corporate debt securities	—	179.4	—	179.4
U.S. government sponsored agencies	—	82.5	—	82.5
Foreign government obligations	—	4.4	—	4.4
Brokered certificates of deposit	—	3.6	—	3.6
Municipal obligations	—	15.4	—	15.4
Marketable equity securities	767.8	—	—	767.8
Asset-backed securities	—	62.5	—	62.5
Total available-for-sale investments	767.8	347.8	—	1,115.6
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$790.1	$383.6	$—	$1,173.7

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.3	$—	$1.3
Contingent consideration (e)	—	—	38.5	38.5
Total financial liabilities carried at fair value	$—	$1.3	$38.5	$39.8

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2015 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$33.2	—	$33.2
Foreign government obligations	—	0.6	—	0.6
Foreign time deposits	11.9	—	—	11.9
U.S. government sponsored agencies	—	14.6	—	14.6
Money market funds	11.3	—	—	11.3
Total cash equivalents	23.2	48.4	—	71.6
Restricted investment:	4.2	—	—	4.2
Available-for-sale investments (b):
Corporate debt securities	—	156.9	—	156.9
U.S. government sponsored agencies	—	74.8	—	74.8
Foreign government obligations	—	4.6	—	4.6
Municipal obligations	—	6.4	—	6.4
Marketable equity securities	660.1	—	—	660.1
Asset-backed securities	—	54.8	—	54.8
Total available-for-sale investments	660.1	297.5	—	957.6
Forward foreign exchange contracts (c)	—	0.9	—	0.9
Total financial assets carried at fair value	$687.5	$346.8	—	$1,034.3

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.1	—	$1.1
Contingent consideration (e)	—	—	19.1	19.1
Total financial liabilities carried at fair value	$—	$1.1	$19.1	$20.2

(a)	Cash equivalents are included in Cash and cash equivalents in the Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2016	December 31, 2015

Short-term investments	$383.2	$328.7
Other investments	732.4	628.9
Total	$1,115.6	$957.6

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Consolidated Balance Sheets.

(e)	Contingent consideration liabilities are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2016	December 31, 2015

Other current liabilities	$14.5	$13.5
Other long-term liabilities	24.0	5.6
Total	$38.5	$19.1

In 2012, we recognized a contingent consideration liability for certain milestones of $44.6 million upon our acquisition of a new cell sorting system from Propel. Since 2012, we have paid $28.9 million upon reaching the milestones and have reduced the valuation of the milestones by $12.6 million to its estimated fair value of $3.1 million as of December 31, 2016. The remaining liability was paid in February 2017.

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a new high performance analytical flow cytometer platform from Propel. At the acquisition date, the contingent consideration was based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. The fair value of the contingent consideration as of the acquisition date was $23.3 million, after the effects of a calculation revision that were reflected in the fourth quarter of 2016. The contingent consideration was recognized at its estimated fair value of $25.4 million as of December 31, 2016.

The following table provides a reconciliation of the Level 3 cell sorting system and analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value based on original valuations and updated quarterly for the year ended December 31, 2016 (in millions):

2016

January 1	$9.1
Cell sorting system:
Payment of sales milestone	(3.5)
Net decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(2.5)

Analytical flow cytometer platform:
Acquisition of high performance analytical flow cytometer platform	23.3
Increase in estimated fair value of contingent consideration included in Selling, general and administrative expense	2.1
December 31	$28.5

The following table provides quantitative information about Level 3 inputs for fair value measurement of analytical flow cytometer platform contingent consideration liability as of December 31, 2016. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

			Range
	Valuation Technique	Unobservable Input	From	To
Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Discount rate	10%
		Cost of debt	4.7%

In 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO, Inc.. The contingent consideration for the milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The Level 3 contingent consideration was revalued to a fair value of $10.0 million as of December 31, 2016 and 2015.

To estimate the fair value of Level 2 debt securities as of December 31, 2016 and 2015, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of December 31, 2016 and 2015, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

Our primary pricing provider performs daily reasonableness testing of S&P Capital IQ prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly testing of the S&P Capital IQ prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$179.7	$0.2	$(0.5)	$179.4
Brokered certificates of deposit	3.6	—	—	3.6
Municipal obligations	15.5	—	(0.1)	15.4
Asset-backed securities	62.2	0.1	(0.1)	62.2
U.S. government sponsored agencies	83.1	0.1	(0.7)	82.5
Foreign government obligations	4.4	—	—	4.4
Marketable equity securities	32.4	3.7	(0.4)	35.7
	380.9	4.1	(1.8)	383.2
Long-term investments:
Marketable equity securities	54.5	677.6	—	732.1
Asset-backed securities	0.3	—	—	0.3
	54.8	677.6	—	732.4
Total	$435.7	$681.7	$(1.8)	$1,115.6

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$157.2	$0.1	$(0.4)	$156.9
Municipal obligations	6.4	—	—	6.4
Asset-backed securities	54.8	—	(0.2)	54.6
U.S. government sponsored agencies	74.9	0.1	(0.2)	74.8
Foreign government obligations	4.6	—	—	4.6
Marketable equity securities	29.4	2.7	(0.7)	31.4
	327.3	2.9	(1.5)	328.7
Long-term investments:
Marketable equity securities	54.5	574.2	—	628.7
Asset-backed securities	0.3	—	(0.1)	0.2
	54.8	574.2	(0.1)	628.9
Total	$382.1	$577.1	$(1.6)	$957.6

The unrealized gains of our long-term marketable equity securities are primarily due to our investment in Sartorius AG preferred shares.

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	December 31, 2016	December 31, 2015

Fair value of investments in a loss position 12 months or more	$11.8	$10.4
Fair value of investments in a loss position less than 12 months	$160.5	$204.0
Gross unrealized losses for investments in a loss position 12 months or more	$0.3	$0.4
Gross unrealized losses for investments in a loss position less than 12 months	$1.5	$1.2

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2016 or at December 31, 2015.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2016 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Consolidated Statements of Income.

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2016
Contracts maturing in January through March 2017 to sell foreign currency:
Notional value	$16.9
Unrealized loss	$0.1
Contracts maturing in January through March 2017 to purchase foreign currency:
Notional value	$328.3
Unrealized loss	$0.6

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2016 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value

Mature in less than one year	$156.1	$156.1
Mature in one to five years	141.0	140.7
Mature in more than five years	51.7	51.0
Total	$348.8	$347.8

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	December 31, 2016			December 31, 2015
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$92.8	$984.2	2	$86.5	$843.2	2
Total long-term debt, excluding leases and current maturities	$422.5	$454.2	2	$421.9	$454.3	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of December 31, 2016.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius. We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2016			2015
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$207.2	$316.9	$524.1	$207.7	$320.9	$528.6
Accumulated impairment losses and write-offs	(27.2)	(1.0)	(28.2)	(27.2)	(1.0)	(28.2)
Goodwill, net	180.0	315.9	495.9	180.5	319.9	500.4
Acquisitions	0.1	—	0.1	—	—	—
Impairment	—	(13.5)	(13.5)	—	—	—
Currency fluctuations	(0.2)	(5.2)	(5.4)	(0.5)	(4.0)	(4.5)
Balances as of December 31:
Goodwill	207.1	311.7	518.8	207.2	316.9	524.1
Accumulated impairment losses and write-offs	(27.2)	(14.5)	(41.7)	(27.2)	(1.0)	(28.2)
Goodwill, net	$179.9	$297.2	$477.1	$180.0	$315.9	$495.9

In conjunction with the purchase of certain assets from Propel in January 2016 (see Note 2, "Acquisitions"), we recorded $0.1 million of goodwill and $32.7 million of definite-lived intangible assets: $29.7 million of developed product technology and $3.0 million of covenants not to compete, after the effects of a calculation revision that were reflected in the fourth quarter of 2016.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	December 31, 2016
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-8	$84.4	$(52.8)	$31.6
Know how	1-9	182.6	(136.9)	45.7
Developed product technology	3-12	125.9	(56.3)	69.6
Licenses	1-9	39.0	(30.6)	8.4
Tradenames	4-8	3.5	(2.5)	1.0
Covenants not to compete	2-9	7.8	(2.5)	5.3
Total definite-lived intangible assets		443.2	(281.6)	161.6
In-process research and development		—	—	—
Total purchased intangible assets		$443.2	$(281.6)	$161.6

	December 31, 2015
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	2-10	$84.7	$(46.8)	$37.9
Know how	1-10	184.0	(121.6)	62.4
Developed product technology	4-12	101.3	(48.9)	52.4
Licenses	3-10	39.2	(28.5)	10.7
Tradenames	5-9	3.5	(2.4)	1.1
Covenants not to compete	3-7	4.8	(1.7)	3.1
Total definite-lived intangible assets		417.5	(249.9)	167.6
In-process research and development		46.4	—	46.4
Total purchased intangible assets		$463.9	$(249.9)	$214.0

In 2016, we fully impaired goodwill and in-process research and development in the amounts of $13.5 million and $46.4 million, respectively, associated with our 2014 acquisition of GnuBIO, Inc. The impairments were based upon a revision of our Level 3 valuation inputs, i.e., expected future cash flows. There were no impairment losses recorded in 2015.

Amortization expense related to purchased intangible assets for the years ended December 31, 2016, 2015 and 2014 was $35.2 million, $36.5 million and $47.8 million, respectively.  Estimated future amortization expense (based on existing purchased intangible assets) for the years ending December 31, 2017, 2018, 2019, 2020, 2021 and thereafter is $27.2 million, $24.2 million, $21.4 million, $19.4 million, $18.4 million, and $51.0 million, respectively.

5.NOTES PAYABLE AND LONG-TERM DEBT

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $205.7 million available for borrowing and usage as of December 31, 2016, which was reduced by $5.4 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations.

The principal components of long-term debt are as follows (in millions):

	December 31, 2016	December 31, 2015

4.875% Senior Notes due 2020, net of discount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(2.5)	(3.1)
Long-term debt less unamortized discount and debt issuance costs	422.5	421.9
Capital leases and other debt	12.0	12.3
	434.5	434.2
Less current maturities	(0.3)	(0.3)
Long-term debt	$434.2	$433.9

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. We were in compliance with these covenants as of December 31, 2016. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2016 or 2015, however, $0.8 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 2.25% at December 31, 2016.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of December 31, 2016.

Maturities of long-term debt at December 31, 2016 are as follows: 2017 - $0.3 million; 2018 - $0.3 million; 2019 - $0.2 million; 2020 - $425.3 million; 2021 - $0.3 million; thereafter - $10.6 million.

6. INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
U.S.	$(38.5)	$48.4	$30.6
International	80.1	97.4	101.0
Income before taxes	$41.6	$145.8	$131.6

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Current tax expense:
U.S. Federal	$16.1	$8.7	$9.6
State	3.1	1.7	3.8
International	30.3	34.1	35.6
Current tax expense	49.5	44.5	49.0
Deferred tax (benefit) expense:
U.S. Federal	(42.4)	(0.2)	1.5
State	(2.8)	1.2	(0.2)
International	(6.0)	(7.1)	(7.3)
Deferred tax benefit	(51.2)	(6.1)	(6.0)
Non-current tax expense (benefit)	15.1	(5.6)	(0.3)
Provision for income taxes	$13.4	$32.8	$42.7

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. statutory tax rate	35%	35%	35%
Impact of foreign operations	(15)	(4)	(4)
Foreign dividends, net	(40)	(4)	—
Research tax credits	(9)	(2)	(3)
Nontaxable subsidies	(4)	(1)	(2)
Tax settlements and changes to unrecognized tax benefits	42	(4)	(1)
Goodwill impairment	11	—	—
Domestic manufacturing deduction	(4)	(2)	—
Stock-based compensation	3	1	1
Nondeductible executive compensation	3	1	1
Fines and penalties	2	—	3
Prior period adjustments	4	1	2
U.S. taxation on foreign income	2	—	—
Other	2	1	—
Provision for income taxes	32%	22%	32%

Our effective income tax rate was 32%, 22% and 32% in 2016, 2015 and 2014, respectively. The effective tax rates for 2016 and 2015 included tax benefits from the repatriation of foreign earnings. The effective tax rate for 2016 included additional tax liabilities for unrecognized tax benefits related to the non-deductibility of interest expense in our foreign jurisdictions.  The effective tax rate for 2014 included nondeductible penalties and losses that were nonrecurring.

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

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2016	2015
Deferred tax assets:
Bad debt, inventory and warranty accruals	$28.4	$26.3
Other post-employment benefits, vacation and other reserves	26.3	28.1
Tax credit and net operating loss carryforwards	96.4	80.2
Other	35.7	23.2
Total gross deferred tax assets	186.8	157.8
Valuation allowance	(66.4)	(58.3)
Total deferred tax assets	120.4	99.5
Deferred tax liabilities:
Property and equipment	22.5	30.2
Investments and intangible assets	287.8	271.8
Total deferred tax liabilities	310.3	302.0
Net deferred tax liabilities	$(189.9)	$(202.5)

At December 31, 2016, Bio-Rad’s international subsidiaries had combined net operating loss carryforwards of $141.3 million.  Of these loss carryforwards, $140.8 million have no expiration date.  We believe that it is more likely than not that the benefit from most of these net operating loss carryforwards will not be realized. We have provided a valuation allowance of $29.6 million relating to these net operating loss carryforwards.

At December 31, 2016, Bio-Rad had U.S. Federal net operating loss carryforwards of approximately $1.9 million as a result of acquisitions. These carryforwards are subject to limitation on their utilization and will expire between 2028 and 2033. At December 31, 2016, Bio-Rad had U.S. Federal foreign tax credit carryforwards of $27.6 million and U.S. Federal research tax credit carryforwards of $3.6 million, $0.4 million of which are subject to limitations on their utilization.

At December 31, 2016, Bio-Rad had approximately $53 million of California net operating loss carryforwards related to the acquisition of QuantaLife. We believe that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized and have recorded a full valuation allowance against these losses. At December 31, 2016, Bio-Rad had a deferred tax asset of $25.9 million relating to California research tax credit carryforwards, including $2.0 million from the acquisition of QuantaLife, which may be carried forward indefinitely.  Based on our judgment and consistent with prior years, we have recorded a full valuation allowance against the deferred tax asset.

We believe that it is more likely than not that certain of these deferred tax assets described above will not be realized in the foreseeable future. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2016 will be recognized as a reduction of income tax expense.

Our income tax returns are audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. The tax years open to examination include the years 2013 and forward for the U.S., and the years 2010 and forward for certain foreign jurisdictions, including France, Switzerland and Germany. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.

We record liabilities for unrecognized tax benefits related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2016	2015	2014
Unrecognized tax benefits – January 1	$8.9	$14.2	$16.2
Additions to tax positions related to prior years	10.4	0.7	1.7
Reductions to tax positions related to prior years	—	(0.2)	(1.5)
Additions to tax positions related to the current year	1.4	1.5	1.6
Settlements	(2.4)	(0.5)	(0.4)
Lapse of statute of limitations	(2.3)	(6.3)	(2.6)
Currency translation	0.1	(0.5)	(0.8)
Unrecognized tax benefits – December 31	$16.1	$8.9	$14.2

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, Bio-Rad has accrued interest and penalties of $11.5 million, $3.0 million and $3.8 million as of December 31, 2016, 2015 and 2014, respectively. The total unrecognized tax benefits and interest and penalties of $27.6 million in 2016 was partially offset by prepaid taxes of $12.7 million, for a net amount of $14.9 million.

As of December 31, 2016, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.5 million. Substantially all such amounts will impact our effective income tax rate if recognized.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in their operations. As of December 31, 2016, Bio-Rad had not made a provision for U.S. or additional foreign withholding taxes on approximately $447 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances.  If these earnings were repatriated to the U.S., the deferred tax liability associated with these temporary differences would be approximately $47 million.

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

Changes to Bio-Rad's issued common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at January 1, 2014	23,681	5,097
B to A conversions	5	(5)
Issuance of common stock	286	7
Balance at December 31, 2014	23,972	5,099
B to A conversions	18	(18)
Issuance of common stock	240	50
Balance at December 31, 2015	24,230	5,131
B to A conversions	13	(13)
Issuance of common stock	211	6
Balance at December 31, 2016	24,454	5,124

Treasury Shares

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased in the open market as of December 31, 2016. The Amended and Restated Credit Agreement (Credit Agreement) limits our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy the minimum statutory tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013, and therefore we do not anticipate any repurchasing of shares for this purpose. We had no other repurchases of our stock during 2016 or 2015.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total Accumulated other comprehensive income
Balances as of January 1, 2015	$71.2	$(16.3)	$164.0	$218.9
Other comprehensive (loss) income, before reclassifications	(37.5)	(6.8)	325.4	281.1
Amounts reclassified from Accumulated other comprehensive income	—	1.1	(0.9)	0.2
Income tax effects	—	1.3	(119.4)	(118.1)
Other comprehensive (loss) income, net of income taxes	(37.5)	(4.4)	205.1	163.2
Balances as of December 31, 2015	$33.7	$(20.7)	$369.1	$382.1
Other comprehensive (loss) income, before reclassifications	(32.4)	0.5	105.1	73.2
Amounts reclassified from Accumulated other comprehensive income	—	2.5	(0.8)	1.7
Income tax effects	—	(0.9)	(38.4)	(39.3)
Other comprehensive (loss) income, net of income taxes	(32.4)	2.1	65.9	35.6
Balances as of December 31, 2016	$1.3	$(18.6)	$435.0	$417.7

The increases in 2016 and 2015 for net unrealized holding gains on available-for-sale investments were primarily from our ownership in the preferred shares of Sartorius.

The amounts reclassified out of Accumulated other comprehensive income into the Consolidated Statements of Income, with presentation location, were as follows:

Income before taxes impact (in millions):
	December 31,
Components of Comprehensive income	2016	2015	Location
Amortization of foreign other post-employment benefit items	$(2.5)	$(1.1)	Selling, general and administrative expense
Net holding gains on available for sale investments	$0.8	$0.9	Other (income) expense, net

Reclassification adjustments are calculated using the specific identification method.

9. SHARE-BASED COMPENSATION/STOCK OPTION AND PURCHASE PLANS

Description of Share-Based Compensation Plans

We believe our share-based compensation plans align the interests of our employees with those of our shareholders.

Stock Option and Award Plans
We have two stock option plans for officers and certain other employees: the 2003 Stock Option Plan (2003 Plan) and the 2007 Incentive Award Plan (2007 Plan).  The 2003 Plan authorized the grant of incentive stock options and non-qualified stock options to employees. The 2007 Plan authorizes the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and other types of equity awards to employees.  We no longer grant stock option grants under the 2003 Plan. Since 2007, all share-based compensation grants have been from the 2007 Plan. A total of 2,250,360 shares have been reserved for issuance of equity awards under the 2007 Plan and may be of either Class A or Class B common stock as specified within the plan.  At December 31, 2016, there were 587,509 shares available to be granted in the future.

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

Share-Based Compensation Expense

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases and restricted stock unit awards.  Share-based compensation expense is allocated to Cost of goods sold, Research and development expense, and Selling, general and administrative expense in the Consolidated Statements of Income.

For 2016, 2015 and 2014, we recognized share-based compensation expense of $19.7 million, $17.0 million and $14.9 million, respectively.  We did not capitalize any share-based compensation expense in inventory.

For options and awards, we amortize the fair value on a straight-line basis.  All stock compensation awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock Options
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2014	629,643	$78.72
Granted	54,000	$119.71
Exercised	(91,387)	$63.66
Forfeited/expired	(10,450)	$100.29
Outstanding, December 31, 2014	581,806	$84.50
Granted	40,500	$139.56
Exercised	(195,221)	$61.29
Forfeited/expired	(380)	$62.47
Outstanding, December 31, 2015	426,705	$100.36
Granted	45,000	$159.37
Exercised	(15,285)	$80.70
Forfeited/expired	(6,850)	$127.65
Outstanding, December 31, 2016	449,570	$106.52	5.15	$34.1
Vested and expected to vest,
December 31, 2016	437,350	$105.39	5.04	$33.6
Exercisable, December 31, 2016	314,330	$93.78	3.80	$27.8

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value on the date of exercise of stock options exercised during 2016, 2015 and 2014 was approximately $1 million, $13 million and $5 million, respectively. The total grant date fair value of options vested during 2016, 2015 and 2014 was $2.1 million, $2.2 million and $2.1 million, respectively.

Cash received from stock options exercised during 2016, 2015 and 2014 was $1.2 million, $2.9 million and $5.8 million, respectively.  The actual tax benefit realized for the tax deductions from stock options exercised totaled $6.0 million, $9.3 million and $5.3 million in 2016, 2015 and 2014, respectively.

As of December 31, 2016, there was $4.9 million of total unrecognized compensation cost from stock options. This amount is expected to be recognized in the future over a weighted-average period of approximately 3 years.

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	21%	23%	25%
Risk-free interest rate	1.35%	1.90%	2.35%
Expected life (in years)	7.4	7.7	8.7
Expected dividend	—	—	—
Weighted-average fair value of options granted	$42.40	$42.74	$43.96

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

Restricted Stock Units
Restricted stock units, which are rights to receive shares of company stock, were granted from 2009 through 2016 under the 2007 Plan.  The fair value of a restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock unit activity:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2014	375,430	$105.44
Granted	145,695	$119.56
Vested	(107,557)	$98.52
Forfeited	(36,203)	$108.17
Outstanding, December 31, 2014	377,365	$112.60
Granted	177,110	$139.56
Vested	(113,347)	$107.62
Forfeited	(28,706)	$116.19
Outstanding, December 31, 2015	412,422	$125.30
Granted	193,025	$159.32
Vested	(117,203)	$119.33
Forfeited	(39,422)	$129.80
Outstanding, December 31, 2016	448,822	$141.09	2.16	$81.8

The total grant date fair value of restricted stock units vested in 2016, 2015 and 2014 was $14.0 million, $12.2 million and $10.6 million, respectively. As of December 31, 2016, there was approximately $46.8 million of total unrecognized compensation cost related to restricted stock units.  This amount is expected to be recognized over a remaining weighted-average period of approximately 4 years.

Employee Stock Purchase Plans
The fair value of the employees’ purchase rights under the 2011 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	20%	18%	15%
Risk-free interest rate	0.26%	0.02%	0.04%
Expected life (in years)	0.25	0.25	0.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$27.36	$25.08	$21.88

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

We sold 93,605 shares for $11.5 million, 96,634 shares for $10.8 million and 102,222 shares for $10.2 million under the 2011 ESPP to employees in 2016, 2015 and 2014, respectively.  At December 31, 2016, 96,121 shares remain authorized and available for issuance under the 2011 ESPP.

We currently issue new shares to satisfy stock option exercises, restricted stock issuances and ESPP stock purchases.

10. OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2016	2015	2014

Interest and investment income	$(14.7)	$(10.1)	$(13.5)
Net realized gains on investments	(0.8)	(1.6)	—
Other-than-temporary impairment losses on investments	0.6	0.6	0.4
Miscellaneous other (income) expense items, net	—	—	0.1
Other (income) expense, net	$(14.9)	$(11.1)	$(13.0)

Other-than-temporary impairment losses on investments were recorded in 2016, 2015 and 2014 on certain of our available-for-sale investments and a certain equity investment in light of the continuing declines in their market prices at that time.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Net income	$28.1	$113.1	$88.8
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	142.9	131.8	149.9
Share-based compensation	19.7	17.0	14.9
(Gains) losses on dispositions of securities	(0.2)	(1.0)	0.3
Losses on dispositions of fixed assets	0.6	0.3	0.4
Excess tax benefits from share-based compensation	(1.5)	(3.6)	(1.3)
Changes in fair value of contingent consideration	(0.4)	(5.6)	(1.4)
Decrease (increase) in accounts receivable, net	12.5	(39.0)	11.1
(Increase) decrease in inventories, net	(57.1)	(54.2)	5.8
(Increase) decrease in other current assets	(6.6)	0.1	(5.7)
Increase (decrease) in accounts payable
and other current liabilities	30.1	28.6	(9.9)
Increase in income taxes payable	10.7	12.7	20.4
Decrease in deferred income taxes	(51.4)	(6.4)	(6.3)
Decrease in other long term assets	12.7	0.3	3.6
Increase (decrease) in other long term liabilities	8.3	(12.2)	(1.3)
Impairment losses on goodwill and long-lived assets	62.3	—	—
Other	5.7	4.3	4.0
Net cash provided by operating activities	$216.4	$186.2	$273.3

Non-cash investing activities:
Purchased intangible assets	$—	$—	$0.2
Purchased marketable securities and investments	$0.6	$2.2	$—

12. COMMITMENTS AND CONTINGENT LIABILITIES

Rents and Leases

Rental expense under operating leases was $44.4 million, $45.0 million and $46.9 million in 2016, 2015 and 2014, respectively.  Leases are principally for facilities and automobiles. We had no sublease income.

Annual future minimum lease payments at December 31, 2016 under operating leases are as follows: 2017 - $42.1 million; 2018 - $32.1 million; 2019 - $24.7 million; 2020 - $20.4 million; and 2021 and beyond - $38.8 million.

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of the Board of Directors.  Bio-Rad has no liability other than for the current year’s contribution.  Contribution expense was $15.1 million, $14.7 million and $13.7 million in 2016, 2015 and 2014, respectively.

Other Post-Employment Benefits

In several foreign locations we are statutorily required to provide a lump sum severance or termination indemnity to our employees.  Under these plans, the vested benefit obligation at December 31, 2016 and 2015 was $68.0 million and $68.6 million, respectively, and has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets.  Most plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets to settle these obligations. However, some of these plans require funding based on local laws in which there is a trust or other device used to accumulate assets to assist in settling these obligations.

Purchase Obligations

As of December 31, 2016, we had obligations that have been recognized on our balance sheet of $142.9 million, which include purchases of goods and services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty. These obligations also include other post-employment benefits in some of our foreign locations as indicated above.

The annual future fixed and determinable portion of our purchase obligations that have been recognized on our balance sheet as of December 31, 2016 are as follows: 2017 - $34.3 million, 2018 - $7.3 million, 2019 - $3.1 million, 2020 - $2.5 million, 2021 - $1.6 million and after 2021 - $94.1 million.

As of December 31, 2016, we had purchase obligations that have not been recognized on our balance sheet of $35.0 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2016 are as follows: 2017 - $17.5 million, 2018 - $5.0 million, 2019 - $3.5 million, 2020 - $3.5 million, 2021 - $5.5 million and after 2021 - $0 million.

Letters of Credit/Guarantees

In the ordinary course of business, we are at times required to post letters of credit/guarantees.  The letters of credit/guarantees are issued by financial institutions to guarantee our obligations to various parties. We were contingently liable for $5.4 million of standby letters of credit/guarantees with financial institutions as of December 31, 2016.

Contingent Consideration

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a new high performance analytical flow cytometer platform from Propel. At the acquisition date, the contingent consideration was based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. The fair value of the contingent consideration as of the acquisition date was $23.3 million, after the effects of a calculation revision that were reflected in the fourth quarter of 2016. The contingent consideration was recognized at its estimated fair value of $25.4 million as of December 31, 2016.

In 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO, Inc. The contingent consideration for the milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The Level 3 contingent consideration was revalued to a fair value of $10.0 million as of December 31, 2016 and 2015.

In 2012, we recognized a contingent consideration liability for certain milestones of $44.6 million upon our acquisition of a new cell sorting system from Propel. Since 2012, we have paid $28.9 million upon reaching the milestones and have reduced the valuation of the milestones by $12.6 million to its estimated fair value of $3.1 million as of December 31, 2016. The remaining liability was paid in February 2017.

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2016, approximately seven percent of Bio-Rad's approximately 3,300 U.S. employees were covered by a collective bargaining agreement, which will expire on November 7, 2019.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

13.    LEGAL PROCEEDINGS

On January 23, 2015, the City of Riviera Beach General Employees’ Retirement System filed a shareholder derivative lawsuit in the Superior Court of California, Contra Costa County, against three of our current directors and one former director. We are also named as a nominal defendant. In the complaint, the plaintiff alleges that our directors breached their fiduciary duty of loyalty by failing to ensure that we had sufficient internal controls and systems for compliance with the Foreign Corrupt Practices Act ("FCPA"); that we failed to provide adequate training on the FCPA; and that based on these actions, the directors have been unjustly enriched. Purportedly seeking relief on our behalf, the plaintiff seeks an award of restitution and unspecified damages, costs and expenses (including attorneys’ fees). On April 23, 2015, we and the individual defendants filed a demurrer requesting dismissal of the complaint in this case. The demurrer was heard on August 6, 2015, and the Court granted the demurrer for failure to make a demand on our Board of Directors on August 17, 2015, but provided leave to amend. On September 4, 2015, the plaintiff filed an amended complaint and simultaneously served a litigation demand letter on our Board of Directors ("Board") via its counsel in this action. The letter demanded that we investigate and bring appropriate legal action against certain individuals, including the defendants in the City of Riviera Beach case and six current and former employees. The plaintiff also moved for a temporary stay in the proceedings, purportedly to enable the Board to respond to the demand. The Board formed a Demand Review Committee to respond to the demand. On February 24, 2016, the Demand Review Committee reported to the Board that it had concluded its investigation and unanimously determined that it is not in the best interests of the Company and its stockholders to pursue litigation against any individuals named in the City of Riviera Beach’s litigation demand letter. On October 6, 2015, we and the individual defendants filed a second demurrer, seeking to dismiss the case for failure to make a timely pre-suit demand. The case was stayed pending mediation. The caption is City of Riviera Beach General Employees’ Retirement System v. Schwartz et al., Case No. C-15-00140. The lawsuit and demand letter are referred to collectively as the “California Action”.

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

The parties filed a Stipulation dated November 4, 2016 with the Superior Court of California for Contra Costa County that sets forth the terms of a proposed settlement of the Derivative Actions. The proposed settlement includes the dismissal with prejudice of all claims asserted in the Derivative Actions, an agreed-upon set of revised corporate procedures, and no monetary payment other than an award of attorneys’ fees and costs to the plaintiffs’ counsel. We and the other defendants do not admit any liability or fault in connection with the proposed settlement. On December 22, 2016 the Superior Court of California for Contra Costa County issued an order granting preliminary approval of this proposed settlement. Pursuant to the order, the Court will hold a hearing for final approval of the settlement on March 2, 2017, and any objections to the settlement were required to be filed in writing with the Court on or before February 15, 2017.

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our current directors and one former director. The plaintiff’s suit alleged whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleged wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff sought back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. On July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. The parties engaged in mediation of the case on April 19, 2016 and on September 14, 2016. The mediations did not result in a settlement. The trial commenced on January 17, 2017 and concluded on February 6, 2017. Mr. Wadler was awarded $10.92 million, plus prejudgment interest of $141,608, post-judgment interest, and Mr. Wadler’s litigation costs, expert witness fees, and reasonable attorneys’ fees as approved by the Court. We have provided for the judgment, interest and Mr. Wadler's litigation costs. We are considering an appeal of the judgment.

Bio-Rad received three notices of violations from the Bay Area Air Quality Management District (“District”). The District alleges that we operated three (3) power generation units without appropriate monitoring and recordkeeping and exceeded permissible levels of emissions during those operations. We are cooperating with the District and are investigating the allegations. No formal proceeding has been initiated by the District.

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

Other Operations include the remainder of our Analytical Instruments segment.

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

Information regarding industry segments at December 31, 2016, 2015, and 2014 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Segment net sales	2016	$730.7	$1,323.3	$14.2
	2015	695.0	1,310.4	14.0
	2014	728.3	1,432.3	14.4

Allocated interest expense	2016	$6.4	$15.5	$—
	2015	6.1	15.4	0.1
	2014	5.5	15.9	0.1

Depreciation and amortization	2016	$31.7	$80.5	$—
	2015	30.7	77.8	0.1
	2014	33.2	95.8	—

Segment (loss) profit	2016	$(19.2)	$57.0	$0.9
	2015	(0.7)	152.4	0.7
	2014	(14.7)	167.1	1.2

Segment assets	2016	$381.4	$918.0	$4.9
	2015	390.5	878.3	4.4

Capital expenditures	2016	$14.3	$67.1	$—
	2015	8.2	51.3	0.1
Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker. In 2014, this included the accrual of $20.1 million associated with the U.S. Securities and Exchange Commission and Department of Justice investigations relating to the U.S. Foreign Corrupt Practices Act, for which a final settlement was reached in the fourth quarter of 2014. The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2016	2015	2014
Total segment profit	$38.7	$152.4	$153.6
Foreign exchange losses	(4.5)	(10.2)	(9.3)
Net corporate operating, interest and other expense, net not allocated to segments	(7.5)	(7.5)	(25.7)
Other income (expense), net	14.9	11.1	13.0
Consolidated income before taxes	$41.6	$145.8	$131.6

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2016	2015
Total segment assets	$1,304.3	$1,273.2
Cash and other current assets	980.3	926.9
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	81.6	46.1
Goodwill, net	477.1	495.9
Other long-term assets	1,007.2	967.6
Total assets	$3,850.5	$3,709.7

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2016	2015	2014
Europe	$742.2	$763.7	$901.7
Pacific Rim	427.1	392.2	417.5
United States	770.6	735.0	704.9
Other (primarily Canada and Latin America)	128.3	128.5	150.9
Total net sales	$2,068.2	$2,019.4	$2,175.0

The following presents Property, plant and equipment, net, Other investments and other assets, excluding deferred income taxes, by geographic region based upon the location of the asset (in millions):

	December 31,
	2016	2015
Europe	$221.1	$204.4
Pacific Rim	16.1	15.1
United States	1,084.7	962.6
Other (primarily Canada and Latin America)	12.3	9.1
Total Property, plant and equipment, net, Other investments and other assets, excluding deferred income taxes	$1,334.2	$1,191.2

15.    RESTRUCTURING COSTS

For the year ended December 31, 2016, we recorded $12.5 million related to restructuring actions that include the elimination or relocation of various positions. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with projected future revenue streams.

The following table summarizes the activity of our restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balance at December 31, 2015	$—	$—	$—
Charged to expense	4.1	7.6	11.7
Adjustment to expense	0.3	0.5	0.8
Cash payments	(1.0)	(2.0)	(3.0)
Foreign currency translation gains	(0.2)	(0.3)	(0.5)
Balance at December 31, 2016	$3.2	$5.8	$9.0

In May 2016, management announced that it will take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with creation and evolution of our organization structure and coordinated with the implementation of our global single instance ERP platform, are expected to be incurred through 2019. As a result, we recorded approximately $12.5 million in restructuring charges related to severance and other employee benefits for the year ended December 31, 2016, of which $9.0 million is anticipated to be paid through 2019. The liability of $9.0 million as of December 31, 2016 encompassed a short-term liability of $6.4 million and a long-term liability of $2.6 million. The amounts recorded were reflected in Cost of goods sold of $2.1 million, and in Selling, general and administrative expense of $10.4 million in the Consolidated Statements of Income for the year ended December 31, 2016. The amounts adjusted were primarily for additional positions identified for elimination, partially offset by employees finding other positions within Bio-Rad or leaving prematurely.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2016 and 2015 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net sales	$471.2	$516.8	$508.7	$571.5
Gross profit	264.0	280.2	279.5	314.4
Net income (loss)	12.3	18.0	18.4	(20.6)
Basic earnings (loss) per share	$0.42	$0.61	$0.63	$(0.70)
Diluted earnings (loss) per share	$0.42	$0.61	$0.62	$(0.70)

2015
Net sales	$472.8	$506.1	$470.0	$570.6
Gross profit	270.1	279.6	263.5	308.5
Net income	17.8	28.4	17.4	49.5
Basic earnings per share	$0.61	$0.98	$0.59	$1.69
Diluted earnings per share	$0.61	$0.97	$0.59	$1.68

Note: As a result of the net loss for the three months ended December 31, 2016, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share as their effect was anti-dilutive.

17. SUBSEQUENT EVENT

On February 15, 2017, we acquired all the issued and outstanding stock of RainDance Technologies, Inc. (RainDance) for approximately $87 million including certain assumed net liabilities. Cash payments at closing were $82.9 million. The acquisition will be included in our Life Science segment’s results of operations from the acquisition date and will be accounted for as a business combination. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. The goodwill to be recorded will not be deductible for income tax purposes.
We are presently unable to report the purchase price allocation or the evaluation of the transaction, as more time is needed to complete the information transfer from the seller and include all information into a valuation of individual assets and liabilities.

RainDance's foundational intellectual property portfolio and product lines encompass a wide range of biological reactions in droplets, with potential applications in life science research and clinical research. These genomic tools provide ultra-sensitive detection of genetic variations in cancer as well as inherited and infectious diseases, enabling research in areas such as non-invasive liquid biopsy. We believe that RainDance's droplet-based solutions will extend our reach into next-generation sequencing applications and strengthen our position in the area of Droplet Digital™ PCR, offering customers with solutions for a wide range of nucleic acid detection applications.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our internal control over financial reporting has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2017 annual meeting of stockholders (the “2017 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2017 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.”  In addition, the information from a portion of the 2017 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2017 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2016
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	898,392	$106.52	683,630 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	898,392	$106.52	683,630

(1)	Consists of the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(2)	Consists of 587,509 shares available under the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan and 96,121 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(3)	Excludes Restricted Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2017 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2017 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1	Index to Financial Statements – See Item 8 of Part II of this report “Financial Statements and
Supplementary Data" on page 40 for a list of financial statements.

2	Schedule II Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or the notes thereto.

3	Index to Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 90 through 92 of this report are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015, and 2014
(in thousands)

Allowance for doubtful accounts receivable

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
2016	$24,418	$3,785	$(4,836)	$23,367
2015	$27,973	$8,783	$(12,338)	$24,418
2014	$32,471	$7,164	$(11,662)	$27,973

Valuation allowance for current and long-term deferred tax assets*

	Balance at Beginning of Year	Additions Charged (Credited) to Income Tax Expense	Deductions	Balance at End of Year
2016	$58,277	$8,126	$—	$66,403
2015	$58,615	$(338)	$—	$58,277
2014	$64,011	$(5,396)	$—	$58,615
*2014 is the only year presented that has current and long-term valuation allowances for deferred tax assets due to the adoption of ASU 2015-17 in 2015 on a prospective basis. Therefore, for the years 2016 and 2015, the valuation allowance is long-term for deferred tax assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Christine A. Tsingos
Christine A. Tsingos
Executive Vice President, Chief Financial Officer

Date:	February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Chairman of the Board, President
/s/ Norman Schwartz	and Chief Executive Officer	February 28, 2017
(Norman Schwartz)

Principal Financial Officer:
/s/ Christine A. Tsingos	Executive Vice President,
(Christine A. Tsingos)	Chief Financial Officer	February 28, 2017

Principal Accounting Officer:
/s/ James R. Stark	Vice President, Corporate Controller	February 28, 2017
(James R. Stark)

Other Directors:
/s/ Louis Drapeau	Director	February 28, 2017
(Louis Drapeau)

/s/ Robert M. Malchione	Director	February 28, 2017
(Robert M. Malchione)

/s/ Joel McComb	Director	February 28, 2017
(Joel McComb)

/s/ Deborah J. Neff	Director	February 28, 2017
(Deborah J. Neff)

/s/ Alice N. Schwartz	Director	February 28, 2017
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

10.2	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (5)

10.3	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (6)

10.4	2003 Stock Option Plan. (7)

10.4.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (8)

10.4.2	Second Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., dated March 1, 2012. (9)

10.5	2007 Incentive Award Plan. (10)

10.5.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007
Incentive Award Plan. (11)

10.5.2	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. (12)

10.6	Form of Indemnification Agreement. (13)

10.7	Settlement Agreement and General Release. (14)

10.8	Non-Prosecution Agreement effective November 3, 2014 between the U.S. Department of Justice and Bio-Rad
Laboratories, Inc. (15)

10.9	Securities and Exchange Commission Order effective November 3, 2014. (15)

Exhibit No.

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2010.

(2)	Incorporated by reference to the Exhibit to Bio-Rad’s Form 8-K filing, dated March 31, 2014.

(3)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 8-K filing, dated December 9, 2010.

(4)	Incorporated by reference to the Exhibits to Bio-Rad’s 8-K filing, dated June 26, 2014.

(5)	Incorporated by reference to Exhibit 10.9 to Bio-Rad's June 30, 2011 Form 10-Q filing, dated August 4, 2011.

(6)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997 Form 10-Q filing, dated
November 13, 1997.

(7)	Incorporated by reference to Exhibit 10.7 to Bio-Rad’s March 31, 2003 Form 10-Q filing, dated
May 13, 2003.

(8)	Incorporated by reference to Exhibit 10.7.1 to Bio-Rad’s March 31, 2007 Form 10-Q filing, dated May 4, 2007.

(9)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s June 30, 2012 Form 10-Q filing, dated August 9, 2012.

(10)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated July 30, 2007.

(11)	Incorporated by reference to Exhibit 10.8.1 to Bio-Rad’s September 30, 2009 Form 10-Q filing, dated November 4, 2009.

(12)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s March 31, 2014 Form 10-Q filing, dated May 8, 2014.

(13)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filing, dated June 28, 2011.

(14)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 7, 2014.

(15)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2014.