Form 10-Q
period 2017-03-31
BIO RAD LABORATORIES INC
filed 2017-05-09
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at April 27, 2017
Class A Common Stock, Par Value $0.0001 per share	24,490,423
Class B Common Stock, Par Value $0.0001 per share	5,115,282

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2017

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS:	(Unaudited)
Cash and cash equivalents	$291,663	$456,264
Short-term investments	382,412	383,176
Restricted investments	4,560	4,560
Accounts receivable, net	373,443	372,348
Inventories:
Raw materials	120,243	116,540
Work in process	126,620	125,982
Finished goods	312,956	282,439
Total inventories	559,819	524,961
Other current assets	120,674	103,215
Total current assets	1,732,571	1,844,524
Property, plant and equipment, at cost	1,261,505	1,227,388
Less: accumulated depreciation and amortization	(756,401)	(738,774)
Property, plant and equipment, net	505,104	488,614
Goodwill, net	516,191	477,115
Purchased intangibles, net	190,614	161,609
Other investments	955,620	830,790
Other assets	52,669	47,852
Total assets	$3,952,769	$3,850,504

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable, accrued payroll and employee benefits	$231,485	$296,473
Current maturities of long-term debt and notes payable	466	334
Income and other taxes payable	33,042	28,124
Other current liabilities	142,511	146,391
Total current liabilities	407,504	471,322
Long-term debt, net of current maturities	434,289	434,186
Other long-term liabilities	403,510	358,237
Total liabilities	1,245,303	1,263,745

Stockholders’ equity:
Class A common stock, shares issued 24,490,545 and 24,454,048 at 2017 and 2016, respectively; shares outstanding 24,490,423 and 24,453,926 at 2017 and 2016, respectively	2	2
Class B common stock, shares issued 5,116,199 and 5,123,883 at 2017 and 2016, respectively; shares outstanding 5,115,282 and 5,122,966 at 2017 and 2016, respectively	1	1
Additional paid-in capital	342,584	332,911
Class A treasury stock at cost, 122 shares at 2017 and 2016	(12)	(12)
Class B treasury stock at cost, 917 shares at 2017 and 2016	(89)	(89)
Retained earnings	1,848,337	1,836,180
Accumulated other comprehensive income	516,643	417,766
Total stockholders’ equity	2,707,466	2,586,759
Total liabilities and stockholders’ equity	$3,952,769	$3,850,504
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net sales	$500,051	$471,197
Cost of goods sold	230,064	207,168
Gross profit	269,987	264,029
Selling, general and administrative expense	194,940	189,716
Research and development expense	49,488	48,586
Income from operations	25,559	25,727
Interest expense	5,041	5,580
Foreign currency exchange losses, net	1,789	1,129
Other (income) expense, net	(1,418)	(1,177)
Income before income taxes	20,147	20,195
Provision for income taxes	(7,734)	(7,919)
Net income	$12,413	$12,276

Basic earnings per share:
Net income per basic share	$0.42	$0.42
Weighted average common shares - basic	29,580	29,364

Diluted earnings per share:
Net income per diluted share	$0.41	$0.42
Weighted average common shares - diluted	29,911	29,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$12,413	$12,276
Other comprehensive income:
Foreign currency translation adjustments	18,843	37,935
Foreign other post-employment benefits adjustments, net of income taxes	(115)	(640)
Net unrealized holding gains (losses) on available-for-sale (AFS) investments, net of income taxes	80,149	(4,093)
Other comprehensive income, net of income taxes	98,877	33,202
Comprehensive income	$111,290	$45,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Cash received from customers	$508,982	$492,407
Cash paid to suppliers and employees	(550,956)	(508,820)
Interest received (paid), net	329	(187)
Income tax (payments) refunds, net	(8,804)	10,421
Investment proceeds and miscellaneous receipts, net	1,658	1,667
Excess tax benefits from share-based compensation	—	(67)
Payments for forward foreign exchange contracts, net	(7,429)	(2,869)
Net cash used in operating activities	(56,220)	(7,448)
Cash flows from investing activities:
Capital expenditures	(39,332)	(25,296)
Proceeds from dispositions of property, plant and equipment	15	1
Payments for acquisitions and long-term investments	(73,541)	(9,634)
Payments for purchases of marketable securities and investments	(68,305)	(71,485)
Proceeds from sales of marketable securities and investments	20,201	20,381
Proceeds from maturities of marketable securities and investments	50,570	35,175
Net cash used in investing activities	(110,392)	(50,858)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(36)	—
Payments on long-term borrowings	(76)	(77)
Payments of contingent consideration	(3,105)	(3,500)
Proceeds from issuances of common stock for share-based compensation	3,890	3,768
Excess tax benefits from share-based compensation	—	67
Net cash provided by financing activities	673	258
Effect of foreign exchange rate changes on cash	1,338	4,114
Net decrease in cash and cash equivalents	(164,601)	(53,934)
Cash and cash equivalents at beginning of period	456,264	457,549
Cash and cash equivalents at end of period	$291,663	$403,615
Reconciliation of net income to net cash used in operating activities:
Net income	$12,413	$12,276
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33,662	34,090
Share-based compensation	5,393	4,645
(Gains) losses on dispositions of securities	(126)	229
Excess tax benefits from share-based compensation	—	(67)
Changes in fair value of contingent consideration	(9,400)	(1,284)
Decrease in accounts receivable	6,846	19,991
Increase in inventories	(26,864)	(34,400)
Increase in other current assets	(19,155)	(15,730)
Decrease in accounts payable and other current liabilities	(61,155)	(47,666)
(Decrease) increase in income taxes payable	(1,655)	14,075
(Decrease) increase in deferred income taxes	(163)	3,394
Net decrease/increase in other long-term assets/liabilities	3,984	2,999
Net cash used in operating activities	$(56,220)	$(7,448)
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recent Accounting Standards Updates

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost, which is comprised of several components, in the income statement. Under ASU 2017-07, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period, and will be the only costs eligible for capitalization. Employers will present the other components separately from the line item(s) that includes the service cost outside of the subtotal of Income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. In several foreign locations, we are statutorily required to provide a lump sum severance or termination indemnity to our employees and are currently evaluating the applicability of ASU 2017-07 to our situation.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective prospectively for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. ASU 2017-04 will provide a more stream-lined approach to evaluating future goodwill impairment and we early adopted on January 1, 2017 on a prospective basis as a change in accounting principle. There was no impact of ASU 2017-04 on our consolidated financial statements because a goodwill impairment has not occurred after January 1, 2017.

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. ASU 2017-01 will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. We early adopted ASU 2017-01 on January 1, 2017 on a prospective basis. For our acquisition of RainDance Technologies, Inc., ASU 2017-01 did not affect the conclusion of it being a business combination (see Note 2 to the condensed consolidated financial statements).

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. As of March 31, 2017 and December 31, 2016, we had a limited amount of restricted cash of $2.0 million for both periods that were reported in either Prepaid expenses, Other current assets or Other assets in the Condensed Consolidated Balance Sheets. At the time of adoption, we cannot assure whether these same restricted cash amounts will be held or what other restricted cash we may have, or that historically reported amounts will be similar.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted ASU 2016-09 prospectively as a change in accounting principal on January 1, 2017, and made a policy election to account for forfeitures as they occur. As a result of adopting ASU 2016-09 as of January 1, 2017, the cumulative effect of the change on Retained earnings decreased by $0.3 million, and increased Additional paid-in capital and Deferred tax assets by $0.4 million and $0.1 million, respectively, in the Condensed Consolidated Balance Sheet.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under current guidance, an investor that does not consolidate an investment and initially accounts for it under a method other than the equity method is required to retrospectively apply the equity method in prior periods in which it held the investment when it subsequently obtained significant influence. We adopted ASU 2016-07 on January 1, 2017 on a prospective basis, which currently has not affected our condensed consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification, for which changes in fair value are reported in other comprehensive income, for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, the cost method is also eliminated. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For equity securities that would be affected by ASU 2016-01, see the available-for-sale investments table in Note 3 to the condensed consolidated financial statements. At the time of adoption, we cannot assure whether these same equity securities will be held or what other equity securities we may have.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” We prospectively adopted ASU 2015-11 as a change in accounting principle on January 1, 2017, which did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, we will not early adopt. In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" which affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which amends and clarifies certain aspects in ASU 2014-09 that include collectiblity, presentation of sales and other taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or cumulative effect transition method. We will use the cumulative effect transition method once we adopt ASUs 2014-09, 2016-20, 2016-12, 2016-10 and 2016-08 on January 1, 2018. We have completed revenue recognition diagnostic surveys across all regions in our decentralized sales contracting process, which is based on local country commercial regulations and practices. We are in the process of assessing individual contracts to identify performance obligations under these ASU’s, as compared with the deliverables and separate units of accounting previously identified under current U.S. GAAP, to determine the effect that these ASU’s will have on our consolidated financial statements and related disclosures.

2.ACQUISITIONS

RainDance Technologies, Inc.
In February 2017, we acquired all the issued and outstanding stock of RainDance Technologies, Inc. (RainDance) for approximately $75.2 million including certain assumed net liabilities. Cash payments at closing were $72.9 million. In addition, we had a cash payment of $10.0 million for a one-time expense associated with the acquisition that was recorded in Cost of goods sold. The acquisition was included in our Life Science segment’s results of operations from the acquisition date and was accounted for as a business combination. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. The goodwill related to this acquisition is not deductible for income tax purposes. Pro forma financial statements are not provided as the acquisition is immaterial to Bio-Rad taken as a whole for the periods presented.
The preliminary allocation of the payments were $10.0 million for the one-time expense, $35.0 million to purchased intangibles consisting primarily of a large patent and license portfolio, limited know how and customer relationships, $2.3 million to assumed net liabilities, and $34.8 million to goodwill. We recorded a deferred tax liability of $12.9 million related to the purchased intangibles and a deferred tax asset of $18.3 million related to the acquired net operating losses. The purchase price allocation is preliminary as additional time is required to complete the valuation of the intangibles.
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

The fair value of the consideration as of the acquisition date was $32.8 million, which included $9.5 million paid in cash at the closing date and $23.3 million in contingent consideration potentially payable to Propel. The amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, and was recognized at its estimated fair value of $26.0 million as of March 31, 2017 (see Note 3, "Fair Value Measurements").

The fair values of the net assets acquired from Propel as of the acquisition date were determined to be $32.7 million of definite-lived intangible assets and $0.1 million of goodwill. The goodwill related to this acquisition will be deductible for income tax purposes. The acquired analytical flow cytometer platform fits well into Bio-Rad’s existing Life Science segment product offerings and may offer researchers greater access to this technology.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2017 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$16.3	$—	$16.3
Foreign time deposits	10.2	—	—	10.2
U.S. government sponsored agencies	—	5.0	—	5.0
Money market funds	4.9	—	—	4.9
Total cash equivalents (a)	15.1	21.3	—	36.4
Restricted investment:	4.6	—	—	4.6
Available-for-sale investments:
Corporate debt securities	—	189.0	—	189.0
U.S. government sponsored agencies	—	72.8	—	72.8
Foreign government obligations	—	2.9	—	2.9
Brokered certificates of deposit	—	3.6	—	3.6
Municipal obligations	—	14.8	—	14.8
Marketable equity securities	894.1	—	—	894.1
Asset-backed securities	—	61.7	—	61.7
Total available-for-sale investments (b)	894.1	344.8	—	1,238.9
Forward foreign exchange contracts (c)	—	3.1	—	3.1
Total financial assets carried at fair value	$913.8	$369.2	$—	$1,283.0

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.7	$—	$1.7
Contingent consideration (e)	—	—	26.0	26.0
Total financial liabilities carried at fair value	$—	$1.7	$26.0	$27.7

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2016 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$14.1	$—	$14.1
Foreign time deposits	11.8	—	—	11.8
Domestic time deposits	—	20.0	—	20.0
U.S. government sponsored agencies	—	1.1	—	1.1
Money market funds	5.9	—	—	5.9
Total cash equivalents (a)	17.7	35.2	—	52.9
Restricted investment:	4.6	—	—	4.6
Available-for-sale investments:
Corporate debt securities	—	179.4	—	179.4
U.S. government sponsored agencies	—	82.5	—	82.5
Foreign government obligations	—	4.4	—	4.4
Brokered certificates of deposit	—	3.6	—	3.6
Municipal obligations	—	15.4	—	15.4
Marketable equity securities	767.8	—	—	767.8
Asset-backed securities	—	62.5	—	62.5
Total available-for-sale investments (b)	767.8	347.8	—	1,115.6
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$790.1	$383.6	$—	$1,173.7

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.3	$—	$1.3
Contingent consideration (e)	—	—	38.5	38.5
Total financial liabilities carried at fair value	$—	$1.3	$38.5	$39.8

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2017	December 31, 2016
Short-term investments	$382.4	$383.2
Other investments	856.5	732.4
Total	$1,238.9	$1,115.6

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2017	December 31, 2016
Other current liabilities	$3.2	$14.5
Other long-term liabilities	22.8	24.0
Total	$26.0	$38.5

In 2012, we recognized a contingent consideration liability for certain milestones of $44.6 million upon our acquisition of a cell sorting system from Propel. Since 2012, we have paid $32.0 million upon reaching the milestones and have reduced the valuation of the milestones by $12.6 million. The remaining liability of $3.1 million was paid in February 2017.

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. The contingent consideration was recognized at its estimated fair value of $26.0 million as of March 31, 2017.

The following table provides a reconciliation of the Level 3 cell sorting system and analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value based on original valuations and updated quarterly for the three months ended March 31, 2017 (in millions):

2017
January 1	$28.5
Cell sorting system:
Payment of sales milestone	(3.1)

Analytical flow cytometer platform:
Increase in estimated fair value of contingent consideration included in Selling, general and administrative expense	0.6
March 31	$26.0

The following table provides quantitative information about Level 3 inputs for fair value measurement of our analytical flow cytometer platform contingent consideration liability as of March 31, 2017. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input
Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Discount rate	11%
		Cost of debt	4.6%

In 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO, Inc. The contingent consideration for the milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration was revalued to a fair value of $10.0 million as of December 31, 2016 and was reversed to income during the first quarter of 2017 due to reaching a favorable outcome with GnuBIO, Inc.

To estimate the fair value of Level 2 debt securities as of March 31, 2017 and December 31, 2016, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of March 31, 2017 and December 31, 2016, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

Our pricing provider performs daily reasonableness testing of the S&P Capital IQ prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly testing of the S&P Capital IQ prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$189.0	$0.3	$(0.3)	$189.0
Brokered certificates of deposit	3.6	—	—	3.6
Municipal obligations	14.9	—	(0.1)	14.8
Asset-backed securities	61.4	0.2	(0.1)	61.5
U.S. government sponsored agencies	73.3	0.1	(0.6)	72.8
Foreign government obligations	2.9	—	—	2.9
Marketable equity securities	32.4	5.7	(0.3)	37.8
	377.5	6.3	(1.4)	382.4
Long-term investments:
Marketable equity securities	54.5	801.8	—	856.3
Asset-backed securities	0.2	—	—	0.2
	54.7	801.8	—	856.5
Total	$432.2	$808.1	$(1.4)	$1,238.9

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$179.7	$0.2	$(0.5)	$179.4
Brokered certificates of deposit	3.6	—	—	3.6
Municipal obligations	15.5	—	(0.1)	15.4
Asset-backed securities	62.2	0.1	(0.1)	62.2
U.S. government sponsored agencies	83.1	0.1	(0.7)	82.5
Foreign government obligations	4.4	—	—	4.4
Marketable equity securities	32.4	3.7	(0.4)	35.7
	380.9	4.1	(1.8)	383.2
Long-term investments:
Marketable equity securities	54.5	677.6	—	732.1
Asset-backed securities	0.3	—	—	0.3
	54.8	677.6	—	732.4
Total	$435.7	$681.7	$(1.8)	$1,115.6

The unrealized gains of our long-term marketable equity securities are primarily due to our investment in Sartorius AG preferred shares.

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	March 31, 2017	December 31, 2016
Fair value of investments in a loss position 12 months or more	$8.9	$11.8
Fair value of investments in a loss position less than 12 months	$158.4	$160.5
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$0.3
Gross unrealized losses for investments in a loss position less than 12 months	$1.3	$1.5

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2017 or at December 31, 2016.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2017 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

March 31,
2017
Contracts maturing in April through June 2017 to sell foreign currency:
Notional value	$17.4
Unrealized gain	$0.1
Contracts maturing in April through June 2017 to purchase foreign currency:
Notional value	$406.6
Unrealized gain	$1.3

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2017 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$151.7	$151.8
Mature in one to five years	139.6	139.4
Mature in more than five years	54.0	53.6
Total	$345.3	$344.8

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	March 31, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$93.4	$1,149.2	2	$92.8	$984.2	2
Total long-term debt, excluding leases and current maturities	$422.6	$453.6	2	$422.5	$454.2	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of March 31, 2017.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2017:
Goodwill	$207.1	$311.7	$518.8
Accumulated impairment losses	(27.2)	(14.5)	(41.7)
Goodwill, net	179.9	297.2	477.1

Acquisitions	34.8	—	34.8
Currency fluctuations	0.2	4.1	4.3

Balances as of March 31, 2017:
Goodwill	242.1	315.8	557.9
Accumulated impairment losses	(27.2)	(14.5)	(41.7)
Goodwill, net	$214.9	$301.3	$516.2

In conjunction with the purchase of certain assets from Propel in January 2016 (see Note 2, "Acquisitions"), we recorded $0.1 million of goodwill and $32.7 million of definite-lived intangible assets: $29.7 million of developed product technology and $3.0 million of covenants not to compete.

In conjunction with the purchase of all the issued and outstanding stock of RainDance Technologies, Inc. in February 2017 (see Note 2, "Acquisitions), we recorded $34.8 million of goodwill and $35.0 million for licenses.

Other than goodwill, we have no intangible assets with indefinite lives. Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	March 31, 2017
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-8	$85.7	$(55.1)	$30.6
Know how	1-9	184.0	(140.6)	43.4
Developed product technology	2-12	126.7	(58.9)	67.8
Licenses	1-14	74.1	(31.4)	42.7
Tradenames	4-8	3.6	(2.7)	0.9
Covenants not to compete	2-7	7.8	(2.6)	5.2
Total definite-lived intangible assets		$481.9	$(291.3)	$190.6

	December 31, 2016
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-8	$84.4	$(52.8)	$31.6
Know how	1-9	182.6	(136.9)	45.7
Developed product technology	3-12	125.9	(56.3)	69.6
Licenses	1-9	39.0	(30.6)	8.4
Tradenames	4-8	3.5	(2.5)	1.0
Covenants not to compete	2-9	7.8	(2.5)	5.3
Total definite-lived intangible assets		$443.2	$(281.6)	$161.6

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2017	2016

Amortization expense	$6.9	$9.4

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2017	$17.6
Provision for warranty	8.0
Actual warranty costs	(8.0)
March 31, 2017	$17.6

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2017	December 31, 2016
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(2.4)	(2.5)
Long-term debt less unamortized discount and debt issuance costs	422.6	422.5
Capital leases and other debt	12.2	12.0
	434.8	434.5
Less current maturities	(0.5)	(0.3)
Long-term debt	$434.3	$434.2

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2017 or December 31, 2016, however $0.8 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 2.40% at March 31, 2017.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of March 31, 2017.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2017:	$1.3	$(18.6)	$435.0	$417.7
Other comprehensive income (loss), before reclassifications	18.8	(0.3)	127.1	145.6
Amounts reclassified from Accumulated other comprehensive income	—	0.2	(0.2)	—
Income tax effects	—	—	(46.7)	(46.7)
Other comprehensive income (loss), net of income taxes	18.8	(0.1)	80.2	98.9
Balances as of March 31, 2017:	$20.1	$(18.7)	$515.2	$516.6

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding losses on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2016:	$33.7	$(20.7)	$369.1	$382.1
Other comprehensive income (loss), before reclassifications	37.9	(0.9)	(6.5)	30.5
Amounts reclassified from Accumulated other comprehensive income	—	0.3	—	0.3
Income tax effects	—	—	2.4	2.4
Other comprehensive income (loss), net of income taxes	37.9	(0.6)	(4.1)	33.2
Balances as of March 31, 2016:	$71.6	$(21.3)	$365.0	$415.3

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended
	March 31,
Components of Comprehensive income	2017	2016	Location
Amortization of foreign other post-employment benefit items	$(0.2)	$(0.3)	Selling, general and administrative expense
Net holding gains on available-for-sale investments	$0.2	$—	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Basic weighted average shares outstanding	29,580	29,364
Effect of potentially dilutive stock options and restricted stock awards	331	142
Diluted weighted average common shares	29,911	29,506
Anti-dilutive shares	17	90

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2017	2016
Interest and investment income	$(1.1)	$(1.2)
Net realized gain on investments	(0.3)	—
Other (income) expense, net	$(1.4)	$(1.2)

10.    INCOME TAXES

Our effective income tax rate was 38% and 39% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate for the first quarter of 2017 and 2016 was higher than the U.S. federal statutory tax rate primarily due to losses incurred in certain foreign jurisdictions for which no income tax benefit is expected.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate including Switzerland and Singapore have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and tax credits.

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

As of March 31, 2017, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.5 million. Substantially all such amounts will impact our effective income tax rate.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2017 and 2016 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2017	$174.3	$322.3	$3.5
	2016	$165.9	$301.7	$3.6

Segment net (loss) profit	2017	$(18.8)	$41.0	$0.2
	2016	$(3.3)	$24.8	$0.3

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

	Three Months Ended
	March 31,
	2017	2016
Total segment profit	$22.4	$21.8
Foreign currency exchange losses, net	(1.8)	(1.1)
Net corporate operating, interest and other expense not allocated to segments	(1.9)	(1.7)
Other income (expense), net	1.4	1.2
Consolidated income before income taxes	$20.1	$20.2

12.    LEGAL PROCEEDINGS

On January 23, 2015, the City of Riviera Beach General Employees’ Retirement System filed a shareholder derivative lawsuit in the Superior Court of California, Contra Costa County, against three of our then current directors and one former director. We were also named as a nominal defendant. In the complaint, the plaintiff alleged that our directors breached their fiduciary duty of loyalty by failing to ensure that we had sufficient internal controls and systems for compliance with the Foreign Corrupt Practices Act ("FCPA"); that we failed to provide adequate training on the FCPA; and that based on these actions, the directors had been unjustly enriched. Purportedly seeking relief on our behalf, the plaintiff sought an award of restitution and unspecified damages, costs and expenses (including attorneys’ fees). On April 23, 2015, we and the individual defendants filed a demurrer requesting dismissal of the complaint in this case. The demurrer was heard on August 6, 2015, and the Court granted the demurrer for failure to make a demand on our Board of Directors on August 17, 2015, but provided leave to amend. On September 4, 2015, the plaintiff filed an amended complaint and simultaneously served a litigation demand letter on our Board of Directors ("Board") via its counsel in this action. The letter demanded that we investigate and bring appropriate legal action against certain individuals, including the defendants in the City of Riviera Beach case and six current and former employees. The plaintiff also moved for a temporary stay in the proceedings, purportedly to enable the Board to respond to the demand. The Board formed a Demand Review Committee to respond to the demand. On February 24, 2016, the Demand Review Committee reported to the Board that it had concluded its investigation and unanimously determined that it was not in the best interests of the Company and its stockholders to pursue litigation against any individuals named in the City of Riviera Beach’s litigation demand letter. On October 6, 2015, we and the individual defendants filed a second demurrer, seeking to dismiss the case for failure to make a timely pre-suit demand. The case was stayed pending mediation. The caption was City of Riviera Beach General Employees’ Retirement System v. Schwartz et al., Case No. C-15-00140. The lawsuit and demand letter are referred to collectively as the “California Action”.

On August 13, 2015 and August 18, 2015, respectively, each of International Brotherhood of Electrical Workers Local 38 Pension Fund and Wayne County Employees’ Retirement System filed a stockholder derivative complaint in the Delaware Court of Chancery against four of our then current directors and one former director. We were named as a nominal defendant in the complaints. The complaints alleged that the defendants failed to cause us to develop internal controls sufficient to ensure our compliance with the FCPA. The plaintiffs asserted claims for breach of fiduciary duty and unjust enrichment and requested an award of the damages we sustained as a result of the alleged violations, among other relief. The two lawsuits were consolidated on August 27, 2015.  The case was stayed pending mediation. The caption of the consolidated case is In re Bio-Rad Laboratories, Inc. Stockholder Litigation, Consol. C.A. No. 11387-VCN (Del. Ch.). The cases filed in the Delaware Court of Chancery, together with the California Action, are referred to collectively as the “Derivative Actions”.

The parties filed a Stipulation dated November 4, 2016 with the Superior Court of California for Contra Costa County that set forth the terms of a proposed settlement of the Derivative Actions. The proposed settlement included the dismissal with prejudice of all claims asserted in the Derivative Actions, an agreed-upon set of revised corporate procedures, and no monetary payment other than an award of attorneys’ fees and costs to the plaintiffs’ counsel. We and the other defendants did not admit any liability or fault in connection with the proposed settlement. On December 22, 2016 the Superior Court of California for Contra Costa County issued an order granting preliminary approval of this proposed settlement. The Court held a hearing for final approval of the settlement on March 2, 2017, and the Court approved the settlement.

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our then current directors and one former director. The plaintiff’s suit alleged whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleged wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff sought back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. On July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. The parties engaged in mediation of the case on April 19, 2016 and on September 14, 2016. The mediations did not result in a settlement. The trial commenced on January 17, 2017 and concluded on February 6, 2017. Mr. Wadler was awarded $10.92 million, plus prejudgment interest of $141,608, post-judgment interest, and Mr. Wadler’s litigation costs, expert witness fees, and reasonable attorneys’ fees as approved by the Court. We have provided for the judgment, interest and Mr. Wadler's litigation costs. In March 2017 we filed with the court a Notice of Motion and Renewed Motion for Judgment as a Matter of Law and Motion for a New Trial.

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

13.    RESTRUCTURING COSTS

For the three months ended March 31, 2017, we recorded less than $0.1 million related to restructuring actions that include the elimination or relocation of various positions. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with projected future revenue streams.

The following table summarizes the activity of our restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balance at December 31, 2016	$3.2	$5.8	$9.0
Charged to expense	—	—	—
Adjustment to expense	—	—	—
Cash payments	(0.3)	(0.6)	(0.9)
Foreign currency translation losses	—	0.1	0.1
Balance at March 31, 2017	$2.9	$5.3	$8.2

In May, 2016, management announced that it will take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with creation and evolution of our organization structure and coordinated with the implementation of our global single instance ERP platform, are expected to be incurred through 2019. As a result, we recorded less than $0.1 million of adjustments in restructuring charges related to severance and other employee benefits for the three months ended March 31, 2017. The liability of $8.2 million as of March 31, 2017 encompassed a short-term liability of $5.8 million and a long-term liability of $2.4 million, and is anticipated to be paid through 2019. The amounts recorded were reflected in Cost of goods sold of $(0.1) million and in Selling, general and administrative expense of $0.1 million in the Condensed Consolidated Statements of Income for the three months ended March 31, 2017. The amounts adjusted were primarily due to employees finding other positions within Bio-Rad or leaving prematurely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2016 and the financial statements for the three months ended March 31, 2017.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the recent referendum in the United Kingdom to withdraw from the European Union, and a change in the U.S. executive branch of government. Approximately 37% of our year-to-date 2017 consolidated net sales are derived from the United States and approximately 63% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

In February 2017, we acquired all the issued and outstanding stock of RainDance Technologies, Inc. (RainDance) for approximately $75.2 million including certain assumed net liabilities. Cash payments at closing were $72.9 million. In addition, we had a cash payment of $10.0 million for a one-time expense associated with the acquisition that was recorded in Cost of goods sold. The acquisition was included in our Life Science segment’s results of operations from the acquisition date and was accounted for as a business combination. RainDance's foundational intellectual property portfolio and product lines encompass a wide range of biological reactions in droplets, with potential applications in life science research and clinical research. These genomic tools provide ultra-sensitive detection of genetic variations in cancer as well as inherited and infectious diseases, enabling research in areas such as non-invasive liquid biopsy. We believe that RainDance's droplet-based solutions will extend our reach into next-generation sequencing applications and strengthen our position in the area of Droplet Digital™ PCR, offering customers with solutions for a wide range of nucleic acid detection applications. See Note 2 to the condensed consolidated financial statements.

The preliminary allocation of the payments were $10.0 million for the one-time expense, $35.0 million to purchased intangibles consisting primarily of a large patent and license portfolio, limited know how and customer relationships, $2.3 million to assumed net liabilities, and $34.8 million to goodwill. We recorded a deferred tax liability of $12.9 million related to the purchased intangibles and a deferred tax asset of $18.3 million related to the acquired net operating losses. The purchase price allocation is preliminary as additional time is required to complete the valuation of the intangibles.

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

The fair value of the consideration as of the acquisition date was $32.8 million, which included $9.5 million paid in cash at the closing date and $23.3 million in contingent consideration potentially payable to Propel. The amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. The contingent consideration was recognized at its estimated fair value of $26.0 million as of March 31, 2017.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended
	March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of goods sold	46.0	44.0
Gross profit	54.0	56.0
Selling, general and administrative expense	39.0	40.3
Research and development expense	9.9	10.3
Net income	2.5	2.6

Critical Accounting Policies and Estimates

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, we have identified accounting for income taxes, valuation of goodwill and long-lived assets, valuation of inventories, warranty reserves, valuation of investments, allowance for doubtful accounts and litigation accruals as the accounting policies and estimates critical to the operations of Bio-Rad.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2016 filed with the SEC.

Three Months Ended March 31, 2017 Compared to
Three Months Ended March 31, 2016

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first quarter of 2017 were $500.1 million compared to $471.2 million in the first quarter of 2016, an increase of 6.1%.  Excluding the negative impact of foreign currency, first quarter 2017 sales increased by approximately 6.7% compared to the same period in 2016.  Currency neutral sales increased primarily in Europe and Asia Pacific, excluding Japan. In anticipation of going live with the third deployment of our global single instance ERP system in Western Europe that was implemented in April 2017, sales growth during the first quarter of 2017, especially in Clinical Diagnostics, benefited from customers ordering essential products to avoid disruption to their operations.

The Life Science segment sales for the first quarter of 2017 were $174.3 million, an increase of 5.1% compared to the same period last year.  On a currency neutral basis, sales increased 6.3% compared to the first quarter in 2016. The currency neutral sales increase was primarily in our Droplet Digital™ PCR, western blotting imagers and PCR food tests, partially offset by a decline in process media product sales. The currency neutral sales increase was primarily reflected in Europe and Asia Pacific, excluding Japan.

The Clinical Diagnostics segment sales for the first quarter of 2017 were $322.3 million, an increase of 6.8% compared to the same period last year.  On a currency neutral basis, sales increased 7.0% compared to the first quarter in 2016.  The currency neutral sales increase was primarily attributable to growth across immunohematology, quality control, and immunology product lines. On a geographic view, currency neutral sales for the quarter were up in Europe, Asia Pacific, excluding Japan, and Latin America.

Consolidated gross margins were 54.0% for the first quarter of 2017 compared to 56.0% for the first quarter of 2016.  Life Science segment gross margins for the first quarter of 2017 decreased from the prior year period by approximately 4.6 percentage points primarily due to a $10.0 million one-time expense associated with the RainDance acquisition, partially offset by higher margins in gene expression, cell biology and food science, plus the expiration of a license agreement relating to amplification reagents. Clinical Diagnostics segment gross margins for the first quarter of 2017 decreased by approximately 0.6 percentage points from the same period last year. The decrease compared to the first quarter of 2016 was primarily driven by higher manufacturing costs, partially offset by lower amortization of intangibles.

Selling, general and administrative expenses (SG&A) increased to $194.9 million or 39.0% of sales for the first quarter of 2017 compared to $189.7 million or 40.3% of sales for the first quarter of 2016.  Increases to SG&A primarily included employee-related expenses, our largest cost, and an increase in facilities, partially offset by a benefit for contingent consideration. In addition, during the first quarter of 2017, we incurred short-term transition costs as we implemented a new operating model that included additional logistic locations and functions, a new shared services center in Europe, and moved to a new European headquarters. Beginning in May and June of 2017, a number of positions will be eliminated as part of the European reorganization announced in June 2016 (see Note 13), producing expected future cost reductions from our current level.

Research and development expense (R&D) increased to $49.5 million or 9.9% of sales in the first quarter of 2017 compared to $48.6 million or 10.3% of sales in the first quarter of 2016.  Life Science segment R&D increased in the first quarter of 2017 from the prior year period primarily due to increased project activities in protein quantification and Droplet Digital™ PCR. Clinical Diagnostics segment R&D decreased in the first quarter of 2017 from the prior year period primarily from increased spending in 2016 associated with a R&D project that was terminated in the second quarter of 2016.

Results of Operations – Non-operating

Interest expense for the first quarter of 2017 decreased to $5.0 million compared to $5.6 million for the first quarter of 2016 primarily due to higher capitalization of interest expense associated with the third deployment of our global single instance ERP platform that was implemented in April 2017 in Western Europe. We expect capitalized interest to cease in April 2017 due to the implementation of the third deployment of our global single instance ERP platform, and as we implement the remaining phases of the ERP platform, we expect capitalized interest to moderate in 2017 and then decline over the next couple of years.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended March 31, 2017 increased compared to the prior year period primarily due to the timing of product shipments and intercompany debt payments, slightly offset by the lower cost of hedging.

Other (income) expense, net for the first quarter of 2017 increased to $1.4 million income compared to $1.2 million income for the first quarter of 2016 primarily due to higher investment income in 2017. On April 6, 2017, dividends of $10.9 million were declared for the ordinary and preferred shares of our investment in Sartorius AG.

Our effective income tax rate was 38% and 39% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rate for the first quarter of 2017 and 2016 was higher than the U.S. federal statutory tax rate primarily due to losses incurred in certain foreign jurisdictions for which no income tax benefit is expected.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate including Switzerland and Singapore have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and tax credits.

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

As of March 31, 2017, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.5 million. Substantially all such amounts will impact our effective income tax rate.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  Also, additional liquidity is readily available via the sale of short-term investments and access to our domestic $200.0 million unsecured Credit Agreement that we entered into in June 2014, and to a lesser extent international lines of credit. Borrowings under the Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2017, however $0.8 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019. In total under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $206.0 million available for borrowing and usage as of March 31, 2017, which was reduced by approximately $5.0 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

At March 31, 2017, we had $674.1 million in cash, cash equivalents and short-term investments, of which approximately 34% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. The situation in these sovereign nations is continuously evolving. As of March 31, 2017 and December 31, 2016, we had accounts receivable, net of an allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $36.9 million and $32.7 million, respectively. While economic growth is improving in some geographical locations, instability still exists in some of the developed nations, such as a less dependable rate of growth in the Chinese economy and in emerging markets, especially those oil producing countries that have been affected by a decline in oil prices, which may adversely affect our future cash flows.

Cash Flows from Operations

Net cash used in operations was $56.2 million compared to $7.4 million for the three months ended March 31, 2017 and 2016, respectively.  The decrease in operating cash flows was primarily the net effect of:

•	more cash paid to suppliers to close open purchase orders received and related payables to minimize the transition for the third deployment of our ERP system that was implemented in April 2017,

•	income tax payments in 2017 compared to net income tax refunds received in 2016 that included refunds of $12.1 million of U.S. federal income taxes, and

•	higher net payments in 2017 compared to 2016 for forward foreign exchange contracts, partially offset by

•
higher cash received from customers primarily due to higher sales activity in the fourth quarter of 2016 than the same period in 2015, which resulted in more cash collected in the first quarter of 2017.

Cash Flows from Investing Activities

Net cash used in investing activities was $110.4 million compared to $50.9 million for the three months ended March 31, 2017 and 2016, respectively. The increase of payments for acquisitions and long-term investments was primarily due to more cash paid for the acquisition of RainDance Technologies, Inc. in February 2017 than the acquisition of a high performance analytical flow cytometer platform from Propel in January 2016. Capital expenditures were higher for the three months ended March 31, 2017 compared to the same period last year, reflecting the implementation of the third phase of the ERP system that was completed in April 2017, in addition to other items included in capital expenditures listed below. Purchases, sales and maturities of marketable securities and investments combined had an overall increase of $18.4 million primarily due to increases in maturities and lower purchases, slightly offset by lower security sales.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  We are currently in discussion and assessing a few possible acquisitions in which we expect our current reported cash and cash equivalents to be sufficient for any cash consideration required for these possible acquisitions. However, it is not certain at this time that any of these discussions involving material or significant acquisitions will advance to completion.

Capital expenditures totaled $39.3 million and $25.3 million for the three months ended March 31, 2017 and 2016, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we continue to implement the remaining phases of the ERP platform, we expect capital expenditures to moderate in 2017 and then decline over the next couple of years. The current estimated future project cost for global implementation for the single instance ERP platform is projected to be $75 million to $110.0 million, and is estimated to take approximately the next two to three years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.7 million compared to $0.3 million for the three months ended March 31, 2017 and 2016, respectively. This increase for the three months ended March 31, 2017 was minimal and was primarily due to lower payments of contingent consideration and an increase in proceeds from the issuance of common stock.

We have outstanding Senior Notes of $425 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $3.3 million has yet to be repurchased as of March 31, 2017. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. All of the restricted stock vested as of December 31, 2013 and therefore we do not anticipate any repurchasing of shares for this purpose. We had no other repurchases of our stock during the first three months of 2017 or 2016.

Recent Accounting Standards Updates

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost, which is comprised of several components, in the income statement. Under ASU 2017-07, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period, and will be the only costs eligible for capitalization. Employers will present the other components separately from the line item(s) that includes the service cost outside of the subtotal of Income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. In several foreign locations, we are statutorily required to provide a lump sum severance or termination indemnity to our employees and are currently evaluating the applicability of ASU 2017-07 to our situation.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective prospectively for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. ASU 2017-04 will provide a more stream-lined approach to evaluating future goodwill impairment and we early adopted on January 1, 2017 on a prospective basis as a change in accounting principle. There was no impact of ASU 2017-04 on our consolidated financial statements because a goodwill impairment has not occurred after January 1, 2017.

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. ASU 2017-01 will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. We early adopted ASU 2017-01 on January 1, 2017 on a prospective basis. For our acquisition of RainDance Technologies, Inc., ASU 2017-01 did not affect the conclusion of it being a business combination (see Note 2 to the condensed consolidated financial statements).

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. As of March 31, 2017 and December 31, 2016, we had a limited amount of restricted cash of $2.0 million for both periods that were reported in either Prepaid expenses, Other current assets or Other assets in the Condensed Consolidated Balance Sheets. At the time of adoption, we cannot assure whether these same restricted cash amounts will be held or what other restricted cash we may have, or that historically reported amounts will be similar.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted ASU 2016-09 prospectively as a change in accounting principal on January 1, 2017, and made a policy election to account for forfeitures as they occur. As a result of adopting ASU 2016-09 as of January 1, 2017, the cumulative effect of the change on Retained earnings decreased by $0.3 million, and increased Additional paid-in capital and Deferred tax assets by $0.4 million and $0.1 million, respectively, in the Condensed Consolidated Balance Sheet.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under current guidance, an investor that does not consolidate an investment and initially accounts for it under a method other than the equity method is required to retrospectively apply the equity method in prior periods in which it held the investment when it subsequently obtained significant influence. We adopted ASU 2016-07 on January 1, 2017 on a prospective basis, which currently has not affected our condensed consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification, for which changes in fair value are reported in other comprehensive income, for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, the cost method is also eliminated. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For equity securities that would be affected by ASU 2016-01, see the available-for-sale investments table in Note 3 to the condensed consolidated financial statements. At the time of adoption, we cannot assure whether these same equity securities will be held or what other equity securities we may have.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” We prospectively adopted ASU 2015-11 as a change in accounting principle on January 1, 2017, which did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, we will not early adopt. In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" which affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which amends and clarifies certain aspects in ASU 2014-09 that include collectiblity, presentation of sales and other taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or cumulative effect transition method. We will use the cumulative effect transition method once we adopt ASUs 2014-09, 2016-20, 2016-12, 2016-10 and 2016-08 on January 1, 2018. We have completed revenue recognition diagnostic surveys across all regions in our decentralized sales contracting process, which is based on local country commercial regulations and practices. We are in the process of assessing individual contracts to identify performance obligations under these ASU’s, as compared with the deliverables and separate units of accounting previously identified under current U.S. GAAP, to determine the effect that these ASU’s will have on our consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2017, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first three months of 2017 our foreign subsidiaries generated 63% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including with respect to the invalidation of the U.S.-European Union safe harbor by the European Court of Justice in October 2015, compliance with the EU-U.S. Privacy Shield adopted by the European Commission in July 2016, and the requirements for compliance with the EU General Data Protection Regulation, which takes effect May 25, 2018), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. In our second deployment, we experienced delays in manufacturing and logistics, which adversely impacted our sales. We launched our third deployment in Western Europe in April 2017. We may experience similar and other issues with this third deployment in Western Europe. The third deployment was more complex than our prior deployments due to its scope. While we have invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may disrupt our operations and negatively impact our business, results of operations and financial condition.

Recent and planned changes to our organizational structure and executive management team could negatively impact our business.

We made significant changes to our organizational structure in 2014, 2015 and 2016, and we are continuing to make significant organizational changes in 2017. In 2014 and 2015, we functionalized our manufacturing and selling organizations globally and separated them from our marketing and research and development organizations. Specifically, we combined our international selling organization with our North American selling divisions into one global selling group and consolidated our manufacturing, procurement and logistics operations into one global supply chain group. We also created new management positions to head each of these groups. In addition, we appointed new executives to head each of our Life Science and Clinical Diagnostics segments, and we appointed a Chief Operating Officer. We also restructured our Life Science segment based on functional groups rather than product line divisions. In 2016, we began implementing the reorganization of the structure of our European organization. We continue to implement the reorganization of our European organization in 2017. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial statements. We previously identified different material weaknesses in internal controls at December 31, 2013, December 31, 2012 and December 31, 2010, each of which has been remediated. We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

In recent years, we have been faced with very challenging global economic conditions. Further deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of March 31, 2017, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $36.9 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the decline in oil prices, could adversely affect our business, results of operations or financial condition. We also are monitoring developments following the recent referendum in the United Kingdom to leave the European Union to determine if there will be any potential impact on our business.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, in April 2017 the European Parliament voted to enact final regulations that include broad changes to its regulations regarding in vitro diagnostic devices and medical devices, including stricter product labeling requirements, Russia has recently enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, reduced sales and potential fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Specifically, a resolution passed by Russia in February 2015 prohibited the procurement of certain types of medical devices by Russian state entities from foreign companies provided there are a sufficient number of Russian manufacturers submitting tenders. In December 2016, Russia continued its focus on import substitution by passing a resolution that added to the list of certain medical devices which participate in state procurement on a restricted basis. Such regulations could adversely affect our business, results of operations and financial condition.

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

We have substantial debt and have the ability to incur additional debt. As of March 31, 2017, we had approximately $434.8 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.8 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo (DRC) and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of such minerals and metals produced from those minerals. In March and April 2017, the European Parliament and the European Council formally approved a conflict minerals regulation, and the requirements will become effective starting in January 2021. We have incurred, and will continue to incur, additional costs in order to comply with the SEC’s disclosure requirements. In addition, we might incur further costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as “DRC conflict free”, which could place us at a competitive disadvantage if we do not do so. We filed our report for the calendar year 2015 with the SEC on May 27, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan

10.2	First Amendment to the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 8, 2017	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	May 8, 2017	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer