Form 10-Q
period 2017-06-30
BIO RAD LABORATORIES INC
filed 2017-08-07
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at July 27, 2017
Class A Common Stock, Par Value $0.0001 per share	24,528,198
Class B Common Stock, Par Value $0.0001 per share	5,109,777

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2017

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS:	(Unaudited)
Cash and cash equivalents	$321,584	$456,264
Short-term investments	391,268	383,176
Restricted investments	4,560	4,560
Accounts receivable, net	392,842	372,348
Inventories:
Raw materials	115,043	116,540
Work in process	133,055	125,982
Finished goods	332,483	282,439
Total inventories	580,581	524,961
Prepaid expenses	125,655	91,014
Other current assets	10,038	12,201
Total current assets	1,826,528	1,844,524
Property, plant and equipment, at cost	1,277,970	1,227,388
Less: accumulated depreciation and amortization	(774,641)	(738,774)
Property, plant and equipment, net	503,329	488,614
Goodwill, net	530,287	477,115
Purchased intangibles, net	184,819	161,609
Other investments	1,040,959	830,790
Other assets	57,537	47,852
Total assets	$4,143,459	$3,850,504

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable, accrued payroll and employee benefits	$277,566	$296,473
Current maturities of long-term debt and notes payable	505	334
Income and other taxes payable	33,308	28,124
Other current liabilities	143,731	146,391
Total current liabilities	455,110	471,322
Long-term debt, net of current maturities	434,386	434,186
Deferred income taxes	294,843	222,919
Other long-term liabilities	148,123	135,318
Total liabilities	1,332,462	1,263,745

Stockholders’ equity:
Class A common stock, shares issued 24,500,249 and 24,454,048 at 2017 and 2016, respectively; shares outstanding 24,496,127 and 24,453,926 at 2017 and 2016, respectively	2	2
Class B common stock, shares issued 5,125,094 and 5,123,883 at 2017 and 2016, respectively; shares outstanding 5,124,177 and 5,122,966 at 2017 and 2016, respectively	1	1
Additional paid-in capital	347,658	332,911
Class A treasury stock at cost, 4,122 shares and 122 shares at 2017 and 2016, respectively	(895)	(12)
Class B treasury stock at cost, 917 shares at 2017 and 2016	(89)	(89)
Retained earnings	1,853,372	1,836,180
Accumulated other comprehensive income	610,948	417,766
Total stockholders’ equity	2,810,997	2,586,759
Total liabilities and stockholders’ equity	$4,143,459	$3,850,504
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales	$504,666	$516,777	$1,004,717	$987,974
Cost of goods sold	231,367	236,545	461,431	443,713
Gross profit	273,299	280,232	543,286	544,261
Selling, general and administrative expense	213,027	205,536	407,967	395,252
Research and development expense	62,623	49,811	112,111	98,397
Impairment loss on long-lived asset	—	2,360	—	2,360
Income (loss) from operations	(2,351)	22,525	23,208	48,252
Interest expense	5,770	5,632	10,811	11,212
Foreign currency exchange losses, net	2,516	1,237	4,305	2,366
Other (income) expense, net	(11,757)	(11,208)	(13,175)	(12,385)
Income before income taxes	1,120	26,864	21,267	47,059
Benefit (provision) for income taxes	3,915	(8,850)	(3,819)	(16,769)
Net income	$5,035	$18,014	$17,448	$30,290

Basic earnings per share:
Net income per basic share	$0.17	$0.61	$0.59	$1.03
Weighted average common shares - basic	29,613	29,398	29,597	29,381

Diluted earnings per share:
Net income per diluted share	$0.17	$0.61	$0.58	$1.03
Weighted average common shares - diluted	30,006	29,589	29,962	29,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$5,035	$18,014	$17,448	$30,290
Other comprehensive income:
Foreign currency translation adjustments	41,679	(18,424)	60,522	19,512
Foreign other post-employment benefits adjustments, net of income taxes	(1,938)	535	(2,053)	(105)
Net unrealized holding gains on available-for-sale (AFS) investments, net of income taxes	54,564	62,109	134,713	58,015
Other comprehensive income, net of income taxes	94,305	44,220	193,182	77,422
Comprehensive income	$99,340	$62,234	$210,630	$107,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Cash received from customers	$999,779	$1,020,149
Cash paid to suppliers and employees	(970,116)	(935,587)
Interest paid, net	(10,315)	(10,911)
Income tax payments, net	(19,066)	(11,085)
Investment proceeds and miscellaneous receipts, net	13,947	12,810
Excess tax benefits from share-based compensation	—	(75)
Payments for forward foreign exchange contracts, net	(8,029)	(5,594)
Net cash provided by operating activities	6,200	69,707
Cash flows from investing activities:
Capital expenditures	(64,951)	(56,865)
Proceeds from dispositions of property, plant and equipment	21	21
Payments for acquisitions and long-term investments	(73,573)	(11,477)
Payments for purchases of intangible assets	(3,920)	(6)
Payments for purchases of marketable securities and investments	(142,993)	(148,423)
Proceeds from sales of marketable securities and investments	39,362	42,386
Proceeds from maturities of marketable securities and investments	98,379	64,036
Net cash used in investing activities	(147,675)	(110,328)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(36)	—
Payments on long-term borrowings	(149)	(156)
Payments of contingent consideration	(3,105)	(3,500)
Proceeds from issuances of common stock for share-based compensation	3,778	6,875
Payments for purchases of treasury stock	(883)	—
Excess tax benefits from share-based compensation	—	75
Net cash (used in) provided by financing activities	(395)	3,294
Effect of foreign exchange rate changes on cash	7,190	(1,571)
Net decrease in cash and cash equivalents	(134,680)	(38,898)
Cash and cash equivalents at beginning of period	456,264	457,549
Cash and cash equivalents at end of period	$321,584	$418,651
Reconciliation of net income to net cash used in operating activities:
Net income	$17,448	$30,290
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	70,688	71,668
Share-based compensation	10,579	9,407
Losses (gains) on dispositions of securities	310	(66)
Excess tax benefits from share-based compensation	—	(75)
Changes in fair value of contingent consideration	(8,700)	(1,873)
(Increase) decrease in accounts receivable	(1,849)	32,067
Increase in inventories	(37,870)	(50,979)
Increase in other current assets	(14,878)	(2,561)
Decrease in accounts payable and other current liabilities	(24,160)	(32,564)
(Decrease) increase in income taxes payable	(13,208)	11
(Decrease) increase in deferred income taxes	(3,057)	4,060
Net decrease/increase in other long-term assets/liabilities	10,897	10,322
Net cash provided by operating activities	$6,200	$69,707
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

Recent Accounting Standards Updates

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2017-09, "Scope of Modification Accounting." ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will allow companies to make certain changes to awards, such as vesting conditions, without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. We early adopted ASU 2017-09 during the second quarter of 2017, which has not affected our condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost, which is comprised of several components, in the income statement. Under ASU 2017-07, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period, and will be the only costs eligible for capitalization. Employers will present the other components separately from the line item(s) that includes the service cost outside of the subtotal of Income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. In several foreign locations, we are statutorily required to provide a lump sum severance or termination indemnity to our employees and are currently evaluating the applicability of ASU 2017-07 to our situation.

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

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We do not expect ASU 2016-18 to have a material impact to our financial statements.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than permitted today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted ASU 2016-09 prospectively as a change in accounting principal on January 1, 2017, and made a policy election to account for forfeitures as they occur. As a result of adopting ASU 2016-09 as of January 1, 2017, the cumulative effect of the change on Retained earnings decreased by $0.3 million, and increased Additional paid-in capital and Deferred tax assets by $0.4 million and $0.1 million, respectively, in the Condensed Consolidated Balance Sheet.

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

2.ACQUISITIONS

RainDance Technologies, Inc.
In February 2017, we acquired all the issued and outstanding stock of RainDance Technologies, Inc. (RainDance) for approximately $76.6 million including certain assumed net liabilities. Cash payments at closing were $72.8 million. In addition, we had a cash payment of $10.0 million for a one-time expense associated with the acquisition that was recorded in Cost of goods sold. The acquisition was included in our Life Science segment’s results of operations from the acquisition date and was accounted for as a business combination. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. The goodwill related to this acquisition is not deductible for income tax purposes. Pro forma financial statements are not provided as the acquisition is immaterial to Bio-Rad taken as a whole for the periods presented.
The preliminary allocation of the payments were $10.0 million for the one-time expense, $35.0 million to purchased intangibles consisting primarily of a large patent and license portfolio, limited know how and customer relationships, $3.8 million to assumed net liabilities, and $36.2 million to goodwill. We recorded a deferred tax liability of $12.9 million related to the purchased intangibles and a deferred tax asset of $18.3 million related to the acquired net operating losses. The purchase price allocation is preliminary as additional time is required to complete the valuation of the intangibles.
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

The fair value of the consideration as of the acquisition date was $32.8 million, which included $9.5 million paid in cash at the closing date and $23.3 million in contingent consideration potentially payable to Propel. The amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, and was recognized at its estimated fair value of $26.7 million as of June 30, 2017 (see Note 3, "Fair Value Measurements").

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2017 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$15.2	$—	$15.2
Foreign time deposits	12.4	—	—	12.4
Money market funds	4.6	—	—	4.6
Total cash equivalents (a)	17.0	15.2	—	32.2
Restricted investment:	4.6	—	—	4.6
Available-for-sale investments:
Corporate debt securities	—	201.7	—	201.7
U.S. government sponsored agencies	—	72.1	—	72.1
Foreign government obligations	—	3.0	—	3.0
Brokered certificates of deposit	—	3.6	—	3.6
Municipal obligations	—	13.8	—	13.8
Marketable equity securities	980.1	—	—	980.1
Asset-backed securities	—	58.1	—	58.1
Total available-for-sale investments (b)	980.1	352.3	—	1,332.4
Forward foreign exchange contracts (c)	—	0.4	—	0.4
Total financial assets carried at fair value	$1,001.7	$367.9	$—	$1,369.6

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.0	$—	$1.0
Contingent consideration (e)	—	—	26.7	26.7
Total financial liabilities carried at fair value	$—	$1.0	$26.7	$27.7

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2016 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$14.1	$—	$14.1
Foreign time deposits	11.8	—	—	11.8
Domestic time deposits	—	20.0	—	20.0
U.S. government sponsored agencies	—	1.1	—	1.1
Money market funds	5.9	—	—	5.9
Total cash equivalents (a)	17.7	35.2	—	52.9
Restricted investment:	4.6	—	—	4.6
Available-for-sale investments:
Corporate debt securities	—	179.4	—	179.4
U.S. government sponsored agencies	—	82.5	—	82.5
Foreign government obligations	—	4.4	—	4.4
Brokered certificates of deposit	—	3.6	—	3.6
Municipal obligations	—	15.4	—	15.4
Marketable equity securities	767.8	—	—	767.8
Asset-backed securities	—	62.5	—	62.5
Total available-for-sale investments (b)	767.8	347.8	—	1,115.6
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$790.1	$383.6	$—	$1,173.7

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.3	$—	$1.3
Contingent consideration (e)	—	—	38.5	38.5
Total financial liabilities carried at fair value	$—	$1.3	$38.5	$39.8

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2017	December 31, 2016
Short-term investments	$391.3	$383.2
Other investments	941.1	732.4
Total	$1,332.4	$1,115.6

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2017	December 31, 2016
Other current liabilities	$3.2	$14.5
Other long-term liabilities	23.5	24.0
Total	$26.7	$38.5

In 2012, we recognized a contingent consideration liability for certain milestones of $44.6 million upon our acquisition of a cell sorting system from Propel. Since 2012, we have paid $32.0 million upon reaching the milestones and have reduced the valuation of the milestones by $12.6 million. The remaining liability of $3.1 million was paid in February 2017.

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. The contingent consideration was accrued at its estimated fair value of $26.7 million as of June 30, 2017.

The following table provides a reconciliation of the Level 3 cell sorting system and analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value (in millions):

January 1, 2017	$28.5
Cell sorting system:
Payment of sales milestone	(3.1)

Analytical flow cytometer platform:
Increase in estimated fair value of contingent consideration included in Selling, general and administrative expense	1.3
June 30, 2017	$26.7

The following table provides quantitative information about Level 3 inputs for fair value measurement of our analytical flow cytometer platform contingent consideration liability as of June 30, 2017. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input
Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Discount rate	10.5%
		Cost of debt	4.3%

In 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO, Inc. The contingent consideration for the milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. The contingent consideration was revalued to a fair value of $10.0 million as of December 31, 2016 and was reversed to selling, general and administrative expenses during the first quarter of 2017 due to reaching a favorable outcome with GnuBIO, Inc.

To estimate the fair value of Level 2 debt securities as of June 30, 2017 and December 31, 2016, our primary pricing provider uses S&P Capital IQ as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is S&P Capital IQ as the primary pricing source and then our custodian as the secondary pricing source. If S&P Capital IQ does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of June 30, 2017 and December 31, 2016, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par.

Our pricing provider performs daily reasonableness testing of the S&P Capital IQ prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly testing of the S&P Capital IQ prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$201.6	$0.4	$(0.3)	$201.7
Brokered certificates of deposit	3.6	—	—	3.6
Municipal obligations	13.8	—	—	13.8
Asset-backed securities	57.9	0.1	(0.1)	57.9
U.S. government sponsored agencies	72.4	0.1	(0.4)	72.1
Foreign government obligations	3.0	—	—	3.0
Marketable equity securities	32.5	7.0	(0.3)	39.2
	384.8	7.6	(1.1)	391.3
Long-term investments:
Marketable equity securities	54.5	886.4	—	940.9
Asset-backed securities	0.2	—	—	0.2
	54.7	886.4	—	941.1
Total	$439.5	$894.0	$(1.1)	$1,332.4

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$179.7	$0.2	$(0.5)	$179.4
Brokered certificates of deposit	3.6	—	—	3.6
Municipal obligations	15.5	—	(0.1)	15.4
Asset-backed securities	62.2	0.1	(0.1)	62.2
U.S. government sponsored agencies	83.1	0.1	(0.7)	82.5
Foreign government obligations	4.4	—	—	4.4
Marketable equity securities	32.4	3.7	(0.4)	35.7
	380.9	4.1	(1.8)	383.2
Long-term investments:
Marketable equity securities	54.5	677.6	—	732.1
Asset-backed securities	0.3	—	—	0.3
	54.8	677.6	—	732.4
Total	$435.7	$681.7	$(1.8)	$1,115.6

The unrealized gains of our long-term marketable equity securities are primarily due to our investment in Sartorius AG preferred shares.

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	June 30, 2017	December 31, 2016
Fair value of investments in a loss position 12 months or more	$8.1	$11.8
Fair value of investments in a loss position less than 12 months	$164.8	$160.5
Gross unrealized losses for investments in a loss position 12 months or more	$0.3	$0.3
Gross unrealized losses for investments in a loss position less than 12 months	$0.8	$1.5

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2017 or at December 31, 2016.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2017 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

June 30,
2017
Contracts maturing in July through September 2017 to sell foreign currency:
Notional value	$76.8
Unrealized loss	$0.2
Contracts maturing in July through September 2017 to purchase foreign currency:
Notional value	$327.0
Unrealized loss	$0.4

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2017 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$156.2	$156.2
Mature in one to five years	144.9	144.9
Mature in more than five years	51.4	51.2
Total	$352.5	$352.3

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	June 30, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$93.7	$1,265.8	2	$92.8	$984.2	2
Total long-term debt, excluding leases and current maturities	$422.8	$456.7	2	$422.5	$454.2	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of June 30, 2017.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2017:
Goodwill	$207.1	$311.7	$518.8
Accumulated impairment losses	(27.2)	(14.5)	(41.7)
Goodwill, net	179.9	297.2	477.1

Acquisitions	36.2	—	36.2
Currency fluctuations	0.4	16.6	17.0

Balances as of June 30, 2017:
Goodwill	243.7	328.3	572.0
Accumulated impairment losses	(27.2)	(14.5)	(41.7)
Goodwill, net	$216.5	$313.8	$530.3

In conjunction with the purchase of all the issued and outstanding stock of RainDance Technologies, Inc. in February 2017 (see Note 2, "Acquisitions), we recorded $36.2 million of goodwill and $35.0 million for licenses.

Other than goodwill, we have no intangible assets with indefinite lives. Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	June 30, 2017
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-8	$90.0	$(59.5)	$30.5
Know how	1-9	190.2	(149.2)	41.0
Developed product technology	2-12	129.8	(63.3)	66.5
Licenses	2-14	74.8	(33.9)	40.9
Tradenames	4-7	3.6	(2.7)	0.9
Covenants not to compete	2-9	7.9	(2.9)	5.0
Total definite-lived intangible assets		$496.3	$(311.5)	$184.8

	December 31, 2016
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-8	$84.4	$(52.8)	$31.6
Know how	1-9	182.6	(136.9)	45.7
Developed product technology	3-12	125.9	(56.3)	69.6
Licenses	1-9	39.0	(30.6)	8.4
Tradenames	4-8	3.5	(2.5)	1.0
Covenants not to compete	2-9	7.8	(2.5)	5.3
Total definite-lived intangible assets		$443.2	$(281.6)	$161.6

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Amortization expense	$8.7	$9.6	$15.6	$19.0

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2017	$17.6
Provision for warranty	13.9
Actual warranty costs	(13.8)
June 30, 2017	$17.7

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2017	December 31, 2016
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(2.2)	(2.5)
Long-term debt less unamortized discount and debt issuance costs	422.8	422.5
Capital leases and other debt	12.1	12.0
	434.9	434.5
Less current maturities	(0.5)	(0.3)
Long-term debt	$434.4	$434.2

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2017 or December 31, 2016, however $0.5 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of June 30, 2017. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 2.55% at June 30, 2017.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of June 30, 2017.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2017:	$1.3	$(18.6)	$435.0	$417.7
Other comprehensive income (loss), before reclassifications	60.5	(2.5)	213.2	271.2
Amounts reclassified from Accumulated other comprehensive income	—	—	—	—
Income tax effects	—	0.5	(78.5)	(78.0)
Other comprehensive income (loss), net of income taxes	60.5	(2.0)	134.7	193.2
Balances as of June 30, 2017:	$61.8	$(20.6)	$569.7	$610.9

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2016:	$33.7	$(20.7)	$369.1	$382.1
Other comprehensive income (loss), before reclassifications	19.5	(0.6)	92.3	111.2
Amounts reclassified from Accumulated other comprehensive income	—	0.6	(0.5)	0.1
Income tax effects	—	(0.1)	(33.8)	(33.9)
Other comprehensive income (loss), net of income taxes	19.5	(0.1)	58.0	77.4
Balances as of June 30, 2016:	$53.2	$(20.8)	$427.1	$459.5

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Comprehensive income	2017	2016	2017	2016	Location
Amortization of foreign other post-employment benefit items	$0.2	$(0.3)	$—	$(0.6)	Selling, general and administrative expense
Net holding (losses) gains on available-for-sale investments	$(0.2)	$0.5	$—	$0.5	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	29,613	29,398	29,597	29,381
Effect of potentially dilutive stock options and restricted stock awards	393	191	365	168
Diluted weighted average common shares	30,006	29,589	29,962	29,549
Anti-dilutive shares	—	75	15	74

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and investment income	$(12.0)	$(10.6)	$(13.1)	$(11.9)
Net realized loss (gain) on investments	0.2	(0.6)	(0.1)	(0.5)
Other (income) expense, net	$(11.8)	$(11.2)	$(13.2)	$(12.4)

10.    INCOME TAXES

Our effective income tax rate was (350)% and 33% for the three months ended June 30, 2017 and 2016, respectively. Our effective income tax rate was 18% and 36% for the first half of 2017 and 2016, respectively. The effective tax rate for the second quarter of 2017 was unusually low because of discrete tax benefits related to share-based compensation and the transfer of intangibles associated with our European reorganization, combined with low earnings before tax. The effective tax rate for the first half of 2017 was lower primarily due to the second quarter discrete tax benefits.

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

As of June 30, 2017, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.5 million. Substantially all such amounts will favorably impact our effective income tax rate.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2017 and 2016 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2017	$179.4	$322.1	$3.2
	2016	$180.0	$333.7	$3.1

Segment net (loss) profit	2017	$(23.0)	$17.9	$0.2
	2016	$(5.1)	$23.9	$(0.3)

Information regarding industry segments for the six months ended June 30, 2017 and 2016 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2017	$353.6	$644.4	$6.7
	2016	$345.8	$635.4	$6.8

Segment net (loss) profit	2017	$(41.8)	$58.9	$0.4
	2016	$(8.4)	$48.6	$0.1

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment.  During the second quarter of 2017, our Clinical Diagnostics segment had an asset purchase for an early stage device for $7.5 million that was recorded in Research and development expense. See Note 13 for a discussion of restructuring costs. The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total segment (loss) profit	$(4.9)	$18.5	$17.5	$40.3
Foreign currency exchange losses, net	(2.5)	(1.2)	(4.3)	(2.4)
Net corporate operating, interest and other expense not allocated to segments	(3.3)	(1.6)	(5.1)	(3.2)
Other income (expense), net	11.8	11.2	13.2	12.4
Consolidated income before income taxes	$1.1	$26.9	$21.3	$47.1

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

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our then current directors and one former director. The plaintiff’s suit alleged whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleged wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff sought back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. On July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. The trial commenced on January 17, 2017 and concluded on February 6, 2017. Mr. Wadler was awarded $10.92 million, plus prejudgment interest of $141,608, post-judgment interest, and Mr. Wadler’s litigation costs, expert witness fees, and reasonable attorneys’ fees as approved by the Court. We have provided for the judgment, interest and Mr. Wadler's litigation costs. On June 6, 2017 we filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit.

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

13.    RESTRUCTURING COSTS

For the three and six months ended June 30, 2017, we recorded less than $0.1 million related to restructuring actions that include the elimination or relocation of various positions. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with projected future revenue streams.

The following table summarizes the activity of our restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balance at December 31, 2016	$3.2	$5.8	$9.0
Charged to expense	—	—	—
Adjustment to expense	—	—	—
Cash payments	(0.7)	(1.2)	(1.9)
Foreign currency translation losses	0.3	0.4	0.7
Balance at June 30, 2017	$2.8	$5.0	$7.8

In May, 2016, management announced that it will take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with creation and evolution of our organization structure and coordinated with the implementation of our global single instance ERP platform, are expected to be incurred through 2019. As a result, we recorded less than $0.1 million of adjustments in restructuring charges related to severance and other employee benefits for the three and six months ended June 30, 2017. The liability of $7.8 million as of June 30, 2017 encompassed a short-term liability of $5.2 million and a long-term liability of $2.6 million, and is anticipated to be paid through 2019. The amounts recorded were reflected in Cost of goods sold of less than $0.1 million and $(0.2) million, and in Selling, general and administrative expense of less than $0.1 million and $0.2 million in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017, respectively. The amounts adjusted were primarily due to employees finding other positions within Bio-Rad or leaving prematurely.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2016 and the financial statements for the three and six months ended June 30, 2017.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the referendum in the United Kingdom to withdraw from the European Union, and a change in the U.S. executive branch of government. Approximately 39% of our year-to-date 2017 consolidated net sales are derived from the United States and approximately 61% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

In February 2017, we acquired all the issued and outstanding stock of RainDance Technologies, Inc. (RainDance) for approximately $76.6 million including certain assumed net liabilities. Cash payments at closing were $72.8 million. In addition, we had a cash payment of $10.0 million for a one-time expense associated with the acquisition that was recorded in Cost of goods sold. The acquisition was included in our Life Science segment’s results of operations from the acquisition date and was accounted for as a business combination. RainDance's foundational intellectual property portfolio and product lines encompass a wide range of biological reactions in droplets, with potential applications in life science research and clinical research. These genomic tools provide ultra-sensitive detection of genetic variations in cancer as well as inherited and infectious diseases, enabling research in areas such as non-invasive liquid biopsy. We believe that RainDance's droplet-based solutions will extend our reach into next-generation sequencing applications and strengthen our position in the area of Droplet Digital™ PCR, offering customers with solutions for a wide range of nucleic acid detection applications. See Note 2 to the condensed consolidated financial statements.

The preliminary allocation of the payments were $10.0 million for the one-time expense, $35.0 million to purchased intangibles consisting primarily of a large patent and license portfolio, limited know how and customer relationships, $3.8 million to assumed net liabilities, and $36.2 million to goodwill. We recorded a deferred tax liability of $12.9 million related to the purchased intangibles and a deferred tax asset of $18.3 million related to the acquired net operating losses. The purchase price allocation is preliminary as additional time is required to complete the valuation of the intangibles.

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

The fair value of the consideration as of the acquisition date was $32.8 million, which included $9.5 million paid in cash at the closing date and $23.3 million in contingent consideration potentially payable to Propel. The amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. The contingent consideration was accrued at its estimated fair value of $26.7 million as of June 30, 2017.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.8	45.8	45.9	44.9
Gross profit	54.2	54.2	54.1	55.1
Selling, general and administrative expense	42.2	39.8	40.6	40.0
Research and development expense	12.4	9.6	11.2	10.0
Net income	1.0	3.5	1.7	3.1

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and six months ended June 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2016 filed with the SEC.

Three Months Ended June 30, 2017 Compared to
Three Months Ended June 30, 2016

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the second quarter of 2017 were $504.7 million compared to $516.8 million in the second quarter of 2016, a decrease of 2.3%.  Excluding the impact of foreign currency, second quarter 2017 sales decreased by approximately 1.6% compared to the same period in 2016.  Currency neutral sales decreased primarily in Europe and the U.S. In anticipation of going live with the third deployment of our global single instance ERP system in Western Europe that was implemented in April 2017, the sales decline during the second quarter of 2017, especially in Clinical Diagnostics, was impacted due to customers ordering essential products during the first quarter of 2017 to avoid disruption to their operations. Additionally, a slowing of productivity in our supply chain operations occurred associated with the transition to a new ERP system in Western Europe, which had a substantial negative impact on sales during the second quarter of 2017.

The Life Science segment sales for the second quarter of 2017 were $179.4 million, a decrease of 0.3% compared to the same period last year.  On a currency neutral basis, sales increased 0.3% compared to the second quarter in 2016. The currency neutral sales increase was primarily in our Droplet Digital™ PCR product line and the RainDance acquisition, partially offset by a decline in process chromatography mostly due to customer ordering patterns. Currency neutral sales increases occurred in North America and Asia Pacific, excluding Japan. Declines occurred in Europe that were related to the ERP deployment, and in Latin America.

The Clinical Diagnostics segment sales for the second quarter of 2017 were $322.1 million, a decrease of 3.5% compared to the same period last year.  On a currency neutral basis, sales decreased 2.7% compared to the second quarter in 2016.  Currency neutral sales decrease was primarily attributable to declines in infectious disease and immunohematology product lines, both with major manufacturing in Europe and participants in the current ERP deployment. On a geographic view, currency neutral sales for the quarter were down in Europe and the Americas, partially offset by growth in Asia Pacific.

Consolidated gross margins were 54.2% for the second quarter of 2017, were flat compared to 54.2% for the second quarter of 2016.  Included in the second quarter of 2016 was $1.7 million for restructuring costs. Life Science segment gross margins for the second quarter of 2017 decreased from the prior year period by approximately 1.9 percentage points primarily due to lower margins in cell biology, food science and gene expression, and higher acquisition intangible amortization, partially offset by antibody and protein quantification margin increases. Clinical Diagnostics segment gross margins for the second quarter of 2017 increased by approximately 0.8 percentage points from the same period last year. The increase compared to the second quarter of 2016 was primarily driven by lower amortization of intangibles and favorable manufacturing variances versus the prior year period.

Selling, general and administrative expenses (SG&A) increased to $213.0 million or 42.2% of sales for the second quarter of 2017 compared to $205.5 million or 39.8% of sales for the second quarter of 2016.  Increases to SG&A primarily included professional fees and other temporary support, primarily related to our latest ERP deployment, and increase for the inclusion of RainDance, facilities, contingent consideration and software. Employee-related expenses, our largest cost, included increased annual salary and benefit costs in the second quarter of 2017. Also during the current quarter, a transition took place from local sales and finance support to a new European shared services center, resulting in higher employee-related costs during the transition. Reductions in headcount and expense are expected to begin in the third quarter of 2017. In the second quarter of 2016, we recorded 10.0 million of restructuring costs associated with the European reorganization announced in June 2016 (see Note 13).

Research and development expense (R&D) increased to $62.6 million or 12.4% of sales in the second quarter of 2017 compared to $49.8 million or 9.6% of sales in the second quarter of 2016.  Life Science segment R&D increased in the second quarter of 2017 from the prior year period primarily due to milestone expense of $4.0 million in the second quarter of 2017 associated with the Propel 2016 acquisition, and increased project activities, including our recent RainDance acquisition. Clinical Diagnostics segment R&D increased in the second quarter of 2017 from the prior year period primarily driven by an asset purchase for an early stage diagnostic device for $7.5 million. During the second quarter of 2016, we impaired an intellectual property license associated with a R&D project for $2.4 million.

Results of Operations – Non-operating

Interest expense for the second quarter of 2017 increased to $5.8 million compared to $5.6 million for the second quarter of 2016 primarily due to lower capitalization of interest expense as the third deployment of our global single instance ERP platform was implemented in April 2017 in Europe. As we implement the remaining phases of the ERP platform, we expect capitalized interest to be lower going forward as the largest segments of our deployment are now complete.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended June 30, 2017 increased compared to the prior year period primarily due to the timing of product shipments and intercompany debt payments, and the higher cost of hedging.

Other (income) expense, net for the second quarter of 2017 increased to $11.8 million income compared to $11.2 million income for the second quarter of 2016. The increase was due to higher Sartorius dividends in 2017 for the ordinary and preferred shares of our investment in Sartorius AG, partially offset by lower investment income.

Our effective income tax rate was (350)% and 33% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate for the second quarter of 2017 was unusually low because of discrete tax benefits related to share-based compensation and the transfer of intangibles associated with our European reorganization, combined with low earnings before tax.

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

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes in the mix of earnings in the U.S. and jurisdictions with tax rates lower than the U.S. statutory rate, tax benefits from share-based compensation, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and tax credits.

As of June 30, 2017, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.5 million. Substantially all such amounts will positively impact our effective income tax rate.

Six Months Ended June 30, 2017 Compared to
Six Months Ended June 30, 2016

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first half of 2017 were $1.0 billion compared to $988.0 million in the first half of 2016, an increase of 1.7%.  Excluding the impact of foreign currency, the first half of 2017 sales increased by approximately 2.3% compared to the same period in 2016.  Currency neutral sales increased primarily in Asia Pacific, excluding Japan. Sales were impacted by our transition to a new global ERP system in Western Europe in April 2017, causing a decrease in our supply chain operations.

The Life Science segment sales for the first half of 2017 were $353.6 million, an increase of 2.3% compared to the same period last year.  On a currency neutral basis, sales increased 3.2% compared to the first half of 2016. The currency neutral sales increase was primarily in our Droplet Digital™ PCR product line and the RainDance acquisition, partially offset by a decline in process chromatography mostly due to customer ordering patterns. The currency neutral sales increase was primarily reflected in Asia Pacific, excluding Japan, partially offset by declines in Latin America.

The Clinical Diagnostics segment sales for the first half of 2017 were $644.4 million, an increase of 1.4% compared to the same period last year.  On a currency neutral basis, sales increased 1.9% compared to the first half of 2016.  The currency neutral sales increase was primarily attributable to growth across immunology, diabetes and quality control product lines. On a geographic view, currency neutral sales for the first half of 2017 were up in Asia Pacific, and slightly down in North America and Europe.

Consolidated gross margins were 54.1% for the first half of 2017 compared to 55.1% for the first half of 2016. Included in the first half of 2016 was $1.7 million for restructuring costs. Life Science segment gross margins for the first half of 2017 decreased from the prior year period by approximately 3.3 percentage points primarily due to a $10.0 million one-time expense associated with the RainDance acquisition and higher acquisition intangible amortization, partially offset by higher margins in antibody, gene expression, protein quantification, and a decline in royalty expense for a license agreement relating to amplification reagents. Clinical Diagnostics segment gross margins for the first half of 2017 increased by approximately 0.2 percentage points from the same period last year. The increase compared to the first half of 2016 was primarily driven by lower amortization of intangibles and favorable manufacturing variances.

Selling, general and administrative expenses (SG&A) increased to $408.0 million or 40.6% of sales for the first half of 2017 compared to $395.3 million or 40.0% of sales for the first half of 2016.  Increases to SG&A primarily included employee-related expenses, our largest cost, primarily due to increased annual salary and benefit costs starting in the second quarter of 2017. Also during the current quarter, a transition took place from local sales and finance support to a new European shared services center, resulting in higher employee-related costs during the transition. Reductions in headcount and expense are expected to begin in the third quarter of 2017. In the second quarter of 2016, we recorded $10.0 million of restructuring costs associated with the European reorganization announced in June 2016 (see Note 13). Other increases in the first half of 2017 compared to the prior year period were in professional fees and other temporary support, primarily for the third ERP deployment, and increases for the inclusion of RainDance, facilities and software. These expenses were partially offset by a benefit for contingent consideration. Beginning in June of 2017 and as announced in June 2016 (see Note 13), a reduction in force began, in accordance with various local social plans that will produce future costs reductions from our current level.

Research and development expense (R&D) increased to $112.1 million or 11.2% of sales in the first half of 2017 compared to $98.4 million or 10.0% of sales in the first half of 2016.  Life Science segment R&D increased in the first half of 2017 from the prior year period primarily due to a milestone expense of $4.0 million in the second quarter of 2017 associated with the Propel 2016 acquisition, and increased project activities, including our recent RainDance acquisition. Clinical Diagnostics segment R&D increased in the first half of 2017 from the prior year period primarily driven by an asset purchase for an early stage diagnostic device for $7.5 million. During the second quarter of 2016, we impaired an intellectual property license associated with a R&D project for $2.4 million.

Results of Operations – Non-operating

Interest expense for the first half of 2017 decreased to $10.8 million compared to $11.2 million for the first half of 2016 primarily due to higher capitalization of interest expense associated with the third deployment of our global single instance ERP platform that was implemented in April 2017 in Western Europe. Capitalized interest primarily ceased during the second quarter of 2017 with the implementation of the third deployment of our global ERP platform. As we implement the remaining phases of the ERP platform, we expect capitalized interest to be lower going forward as the largest segments of our deployment are now complete.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the first half of 2017 increased compared to the prior year period primarily due to the timing of product shipments and intercompany debt payments.

Other (income) expense, net for the first half of 2017 increased to $13.2 million income compared to $12.4 million income for the first half of 2016. The increase was due to higher Sartorius dividends in 2017 for the ordinary and preferred shares of our investment in Sartorius AG, partially offset by lower investment income.

Our effective income tax rate was 18% and 36% for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate for the first half of 2017 was lower primarily because of discrete tax benefits related to share-based compensation and the transfer of intangibles associated with our European reorganization.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate including Switzerland and Singapore have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%.

Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes in the mix of earnings in the U.S. and jurisdictions with tax rates lower than the U.S. statutory rate, tax benefits from share-based compensation, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and tax credits.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  Also, additional liquidity is readily available via the sale of short-term investments and access to our domestic $200.0 million unsecured Credit Agreement, and to a lesser extent international lines of credit. Borrowings under the 2014 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2017, however $0.5 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019. In total under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $207.8 million available for borrowing and usage as of June 30, 2017, which was reduced by approximately $4.4 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

At June 30, 2017, we had $712.9 million in cash, cash equivalents and short-term investments, of which approximately 31% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds will result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. As of June 30, 2017 and December 31, 2016, we had accounts receivable, net of an allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $39.9 million and $32.7 million, respectively. While economic growth is improving in some geographical locations, instability still exists in some of the developed nations, such as a less dependable rate of growth in the Chinese economy and in emerging markets, especially those oil producing countries that have been affected by a decline in oil prices, which may adversely affect our future cash flows.

Cash Flows from Operations

Net cash provided by operations was $6.2 million compared to $69.7 million for the six months ended June 30, 2017 and 2016, respectively.  The decrease in operating cash flows was primarily the net effect of:

•
more cash paid to suppliers to close open purchase orders received and related payables to minimize the transition for the third deployment of our ERP system that was implemented in April 2017, and an asset purchase for an early stage diagnostic device for $7.5 million,

•
lower cash received from customers in 2017 primarily due to the implementation of our current ERP deployment, a transitioning workforce, and there was higher cash received in 2016 that resulted from delays in the latter part of 2015 associated with the second deployment of the ERP system,

•	higher income tax payments in 2017 compared to 2016 as 2016 included refunds of $12.1 million of U.S. federal income taxes, and

•	higher net payments in 2017 compared to 2016 for forward foreign exchange contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $147.7 million compared to $110.3 million for the six months ended June 30, 2017 and 2016, respectively. The increase of payments for acquisitions and long-term investments was primarily due to more cash paid for the acquisition of RainDance Technologies, Inc. in February 2017 than the acquisition of a high performance analytical flow cytometer platform from Propel in January 2016. Capital expenditures were higher for the six months ended June 30, 2017 compared to the same period last year, reflecting the third phase of the ERP system that was completed in April 2017, in addition to more routine items included in capital expenditures listed below. Purchase of intangibles increased primarily due to a $3.9 million payment for an acquired technology and know-how to expand our product offerings. Purchases, sales and maturities of marketable securities and investments combined had an overall increase of $36.7 million primarily due to increases in maturities and lower purchases, slightly offset by lower security sales.

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

Capital expenditures totaled $65.0 million and $56.9 million for the six months ended June 30, 2017 and 2016, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we continue to implement the remaining phases of the ERP platform, we expect capital expenditures to moderate in 2017. The current estimated future project cost for global implementation for the single instance ERP platform is projected to be $100 million to $130.0 million, and is estimated to take approximately the next three to four years to fully implement.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.4 million compared to net cash provided by $3.3 million for the six months ended June 30, 2017 and 2016, respectively. This decrease for the six months ended June 30, 2017 was primarily due to a decrease in proceeds from the issuance of common stock, and repurchases of Bio-Rad's common stock as indicated below, slightly offset by lower payments of contingent consideration.

We have outstanding Senior Notes of $425 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $2.3 million has yet to be repurchased as of June 30, 2017. During the second quarter of 2017, we made open market purchases of 4,000 shares of our Class A common stock. We made these purchases in order to obtain a tax deduction in some of our foreign entities associated with vesting restricted stock units. The Credit Agreement may limit our ability to repurchase our stock. In prior periods, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock.

Recent Accounting Standards Updates

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2017-09, "Scope of Modification Accounting." ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will allow companies to make certain changes to awards, such as vesting conditions, without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. We early adopted ASU 2017-09 during the second quarter of 2017, which has not affected our condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost, which is comprised of several components, in the income statement. Under ASU 2017-07, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period, and will be the only costs eligible for capitalization. Employers will present the other components separately from the line item(s) that includes the service cost outside of the subtotal of Income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. In several foreign locations, we are statutorily required to provide a lump sum severance or termination indemnity to our employees and are currently evaluating the applicability of ASU 2017-07 to our situation.

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

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We do not expect ASU 2016-18 to have a material impact to our financial statements.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2017, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes to Internal Control Over Financial Reporting

During our quarter ended June 30, 2017, we launched our third deployment of the SAP enterprise resource planning system ("ERP") in Western Europe to support our billing, revenue, inventory management and purchase processes. The implementation of the ERP resulted primarily in changes to reports, interfaces and IT dependent controls. Therefore, we have modified the design and documentation of internal control processes and procedures relating to the new systems to enhance existing internal controls. The system changes were undertaken as an ongoing business initiative to integrate systems amongst our global operations and improve and enhance our internal control over financial reporting and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

Except as described in the previous paragraph, we identified no changes in internal control over financial reporting during our quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first six months of 2017 our foreign subsidiaries generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including with respect to the invalidation of the U.S.-European Union safe harbor by the European Court of Justice in October 2015, compliance with the EU-U.S. Privacy Shield adopted by the European Commission in July 2016, and the requirements for compliance with the EU General Data Protection Regulation, which takes effect May 25, 2018), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. In our second deployment, we experienced delays in manufacturing and logistics, which adversely impacted our sales. We launched our third deployment in Western Europe in April 2017. We have experienced system implementation issues impacting the timing of payment of vendor invoices and resulting in delays in product availability and shipments. We also have experienced lower productivity levels related to the recent go-live of the ERP in Western Europe, which adversely impacted our sales during the second quarter of 2017. The third deployment was more complex than our prior deployments due to its scope. While we invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may continue to disrupt our operations and negatively impact our business, results of operations and financial condition.

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

In recent years, we have been faced with very challenging global economic conditions. Further deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of June 30, 2017, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $39.9 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the decline in oil prices, could adversely affect our business, results of operations or financial condition. We also are monitoring developments following the United Kingdom's decision to leave the European Union to determine if there will be any potential impact on our business.

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

We have substantial debt and have the ability to incur additional debt. As of June 30, 2017, we had approximately $434.9 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.5 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo (DRC) and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of such minerals and metals produced from those minerals. In March and April 2017, the European Parliament and the European Council formally approved a conflict minerals regulation, and the requirements will become effective starting in January 2021. We have incurred, and will continue to incur, additional costs in order to comply with the SEC’s disclosure requirements. In addition, we might incur further costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as “DRC conflict free”, which could place us at a competitive disadvantage if we do not do so. We filed our report for the calendar year 2016 with the SEC on May 10, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Form of Indemnification Agreement

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	August 7, 2017	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	August 7, 2017	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer