Form 10-Q
period 2017-09-30
BIO RAD LABORATORIES INC
filed 2017-11-09
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at October 26, 2017
Class A Common Stock, Par Value $0.0001 per share	24,651,521
Class B Common Stock, Par Value $0.0001 per share	5,112,344

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2017

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS:	(Unaudited)
Cash and cash equivalents	$328,894	$456,264
Short-term investments	387,563	383,176
Restricted investments	4,560	4,560
Accounts receivable, net	419,708	372,348
Inventories:
Raw materials	112,972	116,540
Work in process	143,071	125,982
Finished goods	345,528	282,439
Total inventories	601,571	524,961
Prepaid expenses	141,228	91,014
Other current assets	8,927	12,201
Total current assets	1,892,451	1,844,524
Property, plant and equipment, at cost	1,297,243	1,227,388
Less: accumulated depreciation and amortization	(796,556)	(738,774)
Property, plant and equipment, net	500,687	488,614
Goodwill, net	520,706	477,115
Purchased intangibles, net	181,133	161,609
Other investments	1,032,801	830,790
Other assets	57,950	47,852
Total assets	$4,185,728	$3,850,504

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable, accrued payroll and employee benefits	$273,958	$296,473
Current maturities of long-term debt and notes payable	452	334
Income and other taxes payable	30,983	28,124
Other current liabilities	161,063	146,391
Total current liabilities	466,456	471,322
Long-term debt, net of current maturities	434,475	434,186
Deferred income taxes	288,571	222,919
Other long-term liabilities	147,779	135,318
Total liabilities	1,337,281	1,263,745

Stockholders’ equity:
Class A common stock, shares issued 24,651,943 and 24,454,048 at 2017 and 2016, respectively; shares outstanding 24,651,361 and 24,453,926 at 2017 and 2016, respectively	2	2
Class B common stock, shares issued 5,113,261 and 5,123,883 at 2017 and 2016, respectively; shares outstanding 5,112,344 and 5,122,966 at 2017 and 2016, respectively	1	1
Additional paid-in capital	350,734	332,911
Class A treasury stock at cost, 582 shares and 122 shares at 2017 and 2016, respectively	(128)	(12)
Class B treasury stock at cost, 917 shares at 2017 and 2016	(89)	(89)
Retained earnings	1,880,765	1,836,180
Accumulated other comprehensive income	617,162	417,766
Total stockholders’ equity	2,848,447	2,586,759
Total liabilities and stockholders’ equity	$4,185,728	$3,850,504
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales	$535,003	$508,745	$1,539,720	$1,496,719
Cost of goods sold	230,483	229,276	691,914	672,989
Gross profit	304,520	279,469	847,806	823,730
Selling, general and administrative expense	196,769	201,452	604,736	596,704
Research and development expense	61,372	49,924	173,483	148,321
Impairment loss on long-lived asset	—	—	—	2,360
Income from operations	46,379	28,093	69,587	76,345
Interest expense	5,597	5,634	16,408	16,846
Foreign currency exchange losses, net	3,363	1,210	7,668	3,576
Other (income) expense, net	(1,436)	(1,439)	(14,611)	(13,824)
Income before income taxes	38,855	22,688	60,122	69,747
Provision for income taxes	(11,462)	(4,283)	(15,281)	(21,052)
Net income	$27,393	$18,405	$44,841	$48,695

Basic earnings per share:
Net income per basic share	$0.92	$0.63	$1.51	$1.66
Weighted average common shares - basic	29,660	29,444	29,618	29,402

Diluted earnings per share:
Net income per diluted share	$0.91	$0.62	$1.49	$1.65
Weighted average common shares - diluted	30,052	29,671	29,994	29,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$27,393	$18,405	$44,841	$48,695
Other comprehensive income:
Foreign currency translation adjustments	10,604	3,423	71,126	22,936
Foreign other post-employment benefits adjustments, net of income taxes	192	32	(1,861)	(73)
Net unrealized holding (loss) gain on available-for-sale (AFS) investments, net of income taxes	(4,582)	58,387	130,131	116,402
Other comprehensive income, net of income taxes	6,214	61,842	199,396	139,265
Comprehensive income	$33,607	$80,247	$244,237	$187,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Cash received from customers	$1,518,919	$1,530,605
Cash paid to suppliers and employees	(1,433,424)	(1,365,548)
Interest paid, net	(10,572)	(11,195)
Income tax payments, net	(39,821)	(37,373)
Investment proceeds and miscellaneous receipts, net	15,463	14,360
Excess tax benefits from share-based compensation	—	(1,094)
Payments for forward foreign exchange contracts, net	(16,034)	(8,441)
Net cash provided by operating activities	34,531	121,314
Cash flows from investing activities:
Capital expenditures	(85,264)	(96,323)
Proceeds from dispositions of property, plant and equipment	62	378
Payments for acquisitions and long-term investments	(74,874)	(11,785)
Payments for purchases of intangible assets	(3,790)	(6)
Payments for purchases of marketable securities and investments	(233,766)	(217,820)
Proceeds from sales of marketable securities and investments	83,883	59,687
Proceeds from maturities of marketable securities and investments	151,260	102,112
Net cash used in investing activities	(162,489)	(163,757)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	(36)	—
Payments on long-term borrowings	(220)	(231)
Payments of contingent consideration	(3,681)	(3,500)
Proceeds from issuances of common stock	3,622	8,828
Payments for purchases of treasury stock	(2,920)	—
Excess tax benefits from share-based compensation	—	1,094
Net cash (used in) provided by financing activities	(3,235)	6,191
Effect of foreign exchange rate changes on cash	3,823	(3,358)
Net decrease in cash and cash equivalents	(127,370)	(39,610)
Cash and cash equivalents at beginning of period	456,264	457,549
Cash and cash equivalents at end of period	$328,894	$417,939
Reconciliation of net income to net cash used in operating activities:
Net income	$44,841	$48,695
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	106,051	110,156
Share-based compensation	16,614	14,318
Losses (gains) on dispositions of securities	224	(93)
Losses on dispositions of fixed assets	6,754	168
Excess tax benefits from share-based compensation	—	(1,094)
Changes in fair value of contingent consideration	(11,724)	(2,164)
(Increase) decrease in accounts receivable	(22,427)	32,650
Increase in inventories	(56,220)	(67,938)
Increase in other current assets	(18,734)	(2,018)
Decrease in accounts payable and other current liabilities	(19,138)	(4,645)
Decrease in income taxes payable	(28,420)	(8,423)
Increase (decrease) in deferred income taxes	2,292	(8,480)
Net decrease/increase in other long-term assets/liabilities	14,418	10,182
Net cash provided by operating activities	$34,531	$121,314
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

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. We early adopted ASU 2017-01 on January 1, 2017 on a prospective basis, which has not had a material impact to our condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We do not expect ASU 2016-18 to have a material impact to our financial statements and will only impact our statement of cash flows presentations.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than permitted today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted ASU 2016-09 prospectively as a change in accounting principle on January 1, 2017, and made a policy election to account for forfeitures as they occur. As a result of adopting ASU 2016-09 as of January 1, 2017, the cumulative effect of the change on Retained earnings decreased by $0.3 million, and increased Additional paid-in capital and Deferred tax assets by $0.4 million and $0.1 million, respectively, in the Condensed Consolidated Balance Sheet.

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification, for which changes in fair value are reported in other comprehensive income, for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, the cost method is also eliminated. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For equity securities that would be affected by ASU 2016-01, see the available-for-sale investments table in Note 3 to the condensed consolidated financial statements, which primarily consists of our investment in Sartorius AG preferred shares. In addition per Note 3, we own ordinary voting stock of Sartorius AG and account for this investment using the cost method and we expect that the impact of adoption may be material to our consolidated statement of income.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, we will not early adopt. In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" which affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which amends and clarifies certain aspects in ASU 2014-09 that include collectiblity, presentation of sales and other taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or cumulative effect transition method. We will use the cumulative effect transition method once we adopt ASUs 2014-09, 2016-20, 2016-12, 2016-10 and 2016-08 on January 1, 2018. We have completed revenue recognition diagnostic surveys across all regions in our decentralized sales contracting process, which is based on local country commercial regulations and practices. We have substantially completed our reviews of individual contracts to identify performance obligations under these ASU’s, as compared with the deliverables and separate units of accounting previously identified under current U.S. GAAP. To date, we have not identified any material changes in the timing of revenue recognition that could result in a significant transition adjustment upon our adoption of the new accounting standard on January 1, 2018; however, we have not yet completed our determination of the effect that these ASU’s will have on our consolidated financial statements and related disclosures.

2.ACQUISITIONS

RainDance Technologies, Inc.
In February 2017, we acquired all the issued and outstanding stock of RainDance Technologies, Inc. (RainDance) for approximately $76.0 million including certain assumed net liabilities. Cash payments at closing were $72.9 million. In addition, we had a cash payment of $10.0 million for a one-time expense associated with the acquisition that was recorded in Cost of goods sold. The acquisition was included in our Life Science segment’s results of operations from the acquisition date and was accounted for as a business combination. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. The goodwill related to this acquisition is not deductible for income tax purposes. Pro forma financial statements are not provided as the acquisition is immaterial to Bio-Rad taken as a whole for the periods presented.

The final allocation of the payments were $10.0 million for the one-time expense, $37.6 million to definite-lived intangibles, $3.1 million to assumed net liabilities, and $28.1 million to goodwill. We recorded a deferred tax liability of $13.6 million primarily related to the purchased intangibles and a deferred tax asset of $23.9 million primarily related to the acquired net operating losses.
RainDance's foundational intellectual property portfolio and product lines encompass a wide range of biological reactions in droplets, with potential applications in life science research and clinical research. These genomic tools provide ultra-sensitive detection of genetic variations in cancer as well as inherited and infectious diseases, enabling research in areas such as non-invasive liquid biopsy. We believe that RainDance's droplet-based solutions will extend our reach into next-generation sequencing applications and strengthen our position in the area of Droplet Digital™ PCR, offering customers solutions for a wide range of nucleic acid detection applications.

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

The fair value of the consideration as of the acquisition date was $32.8 million, which included $9.5 million paid in cash at the closing date and $23.3 million in contingent consideration potentially payable to Propel. The amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, and was recognized at its estimated fair value of $23.1 million as of September 30, 2017 (see Note 3, "Fair Value Measurements").

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

In addition, Bio-Rad contracted with Propel to provide development services concurrent with and included in the purchase agreement. Bio-Rad is receiving manufacturing, engineering and marketing support from Propel on which payments are made upon the successful completion of all contracted services. As a result, these services were not included in the total purchase consideration and have been and will be expensed.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2017 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$23.6	$—	$23.6
Time deposits	71.6	—	—	71.6
Money market funds	24.4	—	—	24.4
Total cash equivalents (a)	96.0	23.6	—	119.6
Restricted investment:	4.6	—	—	4.6
Available-for-sale investments:
Corporate debt securities	—	200.6	—	200.6
U.S. government sponsored agencies	—	70.9	—	70.9
Foreign government obligations	—	3.0	—	3.0
Municipal obligations	—	14.3	—	14.3
Marketable equity securities	973.2	—	—	973.2
Asset-backed securities	—	57.8	—	57.8
Total available-for-sale investments (b)	973.2	346.6	—	1,319.8
Forward foreign exchange contracts (c)	—	0.5	—	0.5
Total financial assets carried at fair value	$1,073.8	$370.7	$—	$1,444.5

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.2	$—	$1.2
Contingent consideration (e)	—	—	23.1	23.1
Total financial liabilities carried at fair value	$—	$1.2	$23.1	$24.3

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2016 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$14.1	$—	$14.1
Foreign time deposits	11.8	—	—	11.8
Domestic time deposits	—	20.0	—	20.0
U.S. government sponsored agencies	—	1.1	—	1.1
Money market funds	5.9	—	—	5.9
Total cash equivalents (a)	17.7	35.2	—	52.9
Restricted investment:	4.6	—	—	4.6
Available-for-sale investments:
Corporate debt securities	—	179.4	—	179.4
U.S. government sponsored agencies	—	82.5	—	82.5
Foreign government obligations	—	4.4	—	4.4
Brokered certificates of deposit	—	3.6	—	3.6
Municipal obligations	—	15.4	—	15.4
Marketable equity securities	767.8	—	—	767.8
Asset-backed securities	—	62.5	—	62.5
Total available-for-sale investments (b)	767.8	347.8	—	1,115.6
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$790.1	$383.6	$—	$1,173.7

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.3	$—	$1.3
Contingent consideration (e)	—	—	38.5	38.5
Total financial liabilities carried at fair value	$—	$1.3	$38.5	$39.8

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2017	December 31, 2016
Short-term investments	$387.5	$383.2
Other investments	932.3	732.4
Total	$1,319.8	$1,115.6

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(e)	Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2017	December 31, 2016
Other current liabilities	$4.1	$14.5
Other long-term liabilities	19.0	24.0
Total	$23.1	$38.5

In 2012, we recognized a contingent consideration liability for certain milestones of $44.6 million upon our acquisition of a cell sorting system from Propel. Since 2012, we have paid $32.0 million upon reaching the milestones and have reduced the valuation of the milestones by $12.6 million. The remaining liability of $3.1 million was paid in February 2017.

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. In the third quarter of 2017, we paid $0.6 million upon reaching the first milestone and since 2016 we have increased the valuation of the sales milestones by $0.4 million. The contingent consideration was accrued at its estimated fair value of $23.1 million as of September 30, 2017.

The following table provides a reconciliation of the Level 3 cell sorting system and analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value (in millions):

January 1, 2017	$28.5
Cell sorting system:
Payment of sales milestone	(3.1)

Analytical flow cytometer platform:
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(1.7)
Payment of sales milestone	(0.6)
September 30, 2017	$23.1

The following table provides quantitative information about Level 3 inputs for fair value measurement of our analytical flow cytometer platform contingent consideration liability as of September 30, 2017. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

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

To estimate the fair value of Level 2 debt securities as of September 30, 2017 and December 31, 2016, our primary pricing provider uses Securities Evaluations as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is Securities Evaluations as the primary pricing source and then our custodian as the secondary pricing source. If Securities Evaluations does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of September 30, 2017 and December 31, 2016, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par. In the event that an additional lot of the same commercial paper issue has been purchased within the same account, then the price of all holdings of that issue in that account will be the price of the most recent lot purchased.

Our pricing provider performs daily reasonableness testing of the Securities Evaluations prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly testing of the Securities Evaluations prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$200.3	$0.5	$(0.2)	$200.6
Municipal obligations	14.4	—	(0.1)	14.3
Asset-backed securities	57.7	—	(0.1)	57.6
U.S. government sponsored agencies	71.2	0.1	(0.4)	70.9
Foreign government obligations	3.0	—	—	3.0
Marketable equity securities	32.8	8.3	—	41.1
	379.4	8.9	(0.8)	387.5
Long-term investments:
Marketable equity securities	54.5	877.6	—	932.1
Asset-backed securities	0.2	—	—	0.2
	54.7	877.6	—	932.3
Total	$434.1	$886.5	$(0.8)	$1,319.8

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$179.7	$0.2	$(0.5)	$179.4
Brokered certificates of deposit	3.6	—	—	3.6
Municipal obligations	15.5	—	(0.1)	15.4
Asset-backed securities	62.2	0.1	(0.1)	62.2
U.S. government sponsored agencies	83.1	0.1	(0.7)	82.5
Foreign government obligations	4.4	—	—	4.4
Marketable equity securities	32.4	3.7	(0.4)	35.7
	380.9	4.1	(1.8)	383.2
Long-term investments:
Marketable equity securities	54.5	677.6	—	732.1
Asset-backed securities	0.3	—	—	0.3
	54.8	677.6	—	732.4
Total	$435.7	$681.7	$(1.8)	$1,115.6

The unrealized gains of our long-term marketable equity securities are primarily due to our investment in Sartorius AG preferred shares.

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	September 30, 2017	December 31, 2016
Fair value of investments in a loss position 12 months or more	$21.4	$11.8
Fair value of investments in a loss position less than 12 months	$143.3	$160.5
Gross unrealized losses for investments in a loss position 12 months or more	$0.4	$0.3
Gross unrealized losses for investments in a loss position less than 12 months	$0.4	$1.5

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2017 or at December 31, 2016.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2017 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

September 30,
2017
Contracts maturing in October through December 2017 to sell foreign currency:
Notional value	$48.0
Unrealized loss	$0.1
Contracts maturing in October through December 2017 to purchase foreign currency:
Notional value	$374.4
Unrealized loss	$0.7

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2017 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$142.0	$142.0
Mature in one to five years	156.7	156.6
Mature in more than five years	48.1	48.0
Total	$346.8	$346.6

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	September 30, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$94.5	$1,253.3	2	$92.8	$984.2	2
Total long-term debt, excluding leases and current maturities	$422.9	$456.2	2	$422.5	$454.2	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of September 30, 2017.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Condensed Consolidated Balance Sheets. As the stock is thinly traded and in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2017:
Goodwill	$207.1	$311.7	$518.8
Accumulated impairment losses	(27.2)	(14.5)	(41.7)
Goodwill, net	179.9	297.2	477.1

Acquisitions	28.1	—	28.1
Currency fluctuations	0.6	14.9	15.5

Balances as of September 30, 2017:
Goodwill	235.8	326.6	562.4
Accumulated impairment losses	(27.2)	(14.5)	(41.7)
Goodwill, net	$208.6	$312.1	$520.7

In conjunction with the purchase of all the issued and outstanding stock of RainDance Technologies, Inc. in February 2017 (see Note 2, "Acquisitions), we recorded $28.1 million of goodwill and $37.6 million of definite-lived intangible assets: $36.4 million of licenses, $1.0 million of developed product technology and $0.2 million of tradenames.

Other than goodwill, we have no intangible assets with indefinite lives. Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	September 30, 2017
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-8	$91.8	$(62.4)	$29.4
Know how	1-9	193.4	(154.7)	38.7
Developed product technology	1-12	132.5	(67.2)	65.3
Licenses	1-12	76.6	(34.7)	41.9
Tradenames	1-7	3.9	(2.9)	1.0
Covenants not to compete	1-9	7.9	(3.1)	4.8
Total definite-lived intangible assets		$506.1	$(325.0)	$181.1

	December 31, 2016
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-8	$84.4	$(52.8)	$31.6
Know how	1-9	182.6	(136.9)	45.7
Developed product technology	3-12	125.9	(56.3)	69.6
Licenses	1-9	39.0	(30.6)	8.4
Tradenames	4-8	3.5	(2.5)	1.0
Covenants not to compete	2-9	7.8	(2.5)	5.3
Total definite-lived intangible assets		$443.2	$(281.6)	$161.6

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Amortization expense	$7.8	$9.5	$23.4	$28.5

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2017	$17.6
Provision for warranty	20.4
Actual warranty costs	(19.9)
September 30, 2017	$18.1

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2017	December 31, 2016
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(2.1)	(2.5)
Long-term debt less unamortized discount and debt issuance costs	422.9	422.5
Capital leases and other debt	12.1	12.0
	435.0	434.5
Less current maturities	(0.5)	(0.3)
Long-term debt	$434.5	$434.2

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2017 or December 31, 2016, however $0.5 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of September 30, 2017. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 2.58% at September 30, 2017.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of September 30, 2017.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2017:	$1.3	$(18.6)	$435.0	$417.7
Other comprehensive income (loss), before reclassifications	71.1	(1.9)	206.2	275.4
Amounts reclassified from Accumulated other comprehensive income	—	(0.5)	(0.3)	(0.8)
Income tax effects	—	0.6	(75.8)	(75.2)
Other comprehensive income (loss), net of income taxes	71.1	(1.8)	130.1	199.4
Balances as of September 30, 2017:	$72.4	$(20.4)	$565.1	$617.1

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2016:	$33.7	$(20.7)	$369.1	$382.1
Other comprehensive income (loss), before reclassifications	22.9	(0.7)	184.8	207.0
Amounts reclassified from Accumulated other comprehensive income	—	0.9	(0.6)	0.3
Income tax effects	—	(0.2)	(67.8)	(68.0)
Other comprehensive income (loss), net of income taxes	22.9	—	116.4	139.3
Balances as of September 30, 2016:	$56.6	$(20.7)	$485.5	$521.4

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Comprehensive income	2017	2016	2017	2016	Location
Amortization of foreign other post-employment benefit items	$0.5	$(0.3)	$0.5	$(0.9)	Selling, general and administrative expense
Net holding gains on available-for-sale investments	$0.3	$0.1	$0.3	$0.6	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic weighted average shares outstanding	29,660	29,444	29,618	29,402
Effect of potentially dilutive stock options and restricted stock awards	392	227	376	190
Diluted weighted average common shares	30,052	29,671	29,994	29,592
Anti-dilutive shares	12	50	22	77

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and investment income	$(1.2)	$(1.3)	$(14.3)	$(13.2)
Net realized gain on investments	(0.2)	(0.1)	(0.3)	(0.6)
Other (income) expense, net	$(1.4)	$(1.4)	$(14.6)	$(13.8)

10.    INCOME TAXES

Our effective income tax rate was 29% and 19% for the three months ended September 30, 2017 and 2016, respectively. Our effective income tax rate was 25% and 30% for the first nine months of 2017 and 2016, respectively. The effective tax rate for the third quarter of 2016 was low primarily due to tax benefits related to additional foreign tax credits from foreign cash repatriations. The effective tax rate for the first nine months of 2017 was low primarily due to discrete tax benefits related to share-based compensation and the transfer of intangibles associated with our European reorganization.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate, including Switzerland and Singapore, have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%.

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

We assess our ability to realize our net deferred tax assets on a quarterly basis and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized in the foreseeable future. Due to the weight of negative evidence, including our history of losses in certain jurisdictions, we believe that it is more-likely-than-not that certain foreign deferred tax assets will not be realized as of September 30, 2017. Accordingly, we have maintained a valuation allowance on such deferred tax assets.

Within the next twelve months, it is reasonably possible that additional positive evidence may become available such that a significant portion of the valuation allowance will no longer be needed. If or when recognized, the tax benefits relating to the reversal of our valuation allowance will be recognized as a reduction of income tax expense.

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

As of September 30, 2017, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.4 million. Substantially all such amounts will favorably impact our effective income tax rate.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2017 and 2016 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2017	$193.6	$338.0	$3.4
	2016	$178.1	$327.1	$3.5

Segment net profit (loss)	2017	$7.8	$35.4	$0.2
	2016	$(4.4)	$28.4	$0.3

Information regarding industry segments for the nine months ended September 30, 2017 and 2016 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2017	$547.3	$982.3	$10.1
	2016	$523.9	$962.5	$10.3

Segment net (loss) profit	2017	$(34.0)	$94.3	$0.6
	2016	$(12.9)	$77.0	$0.5

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total segment profit	$43.4	$24.3	$60.9	$64.6
Foreign currency exchange losses, net	(3.4)	(1.2)	(7.7)	(3.6)
Net corporate operating, interest and other expense not allocated to segments	(2.5)	(1.8)	(7.7)	(5.1)
Other income (expense), net	1.4	1.4	14.6	13.8
Consolidated income before income taxes	$38.9	$22.7	$60.1	$69.7

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

13.    RESTRUCTURING COSTS

Restructuring Costs for European Reorganization

In May, 2016, management announced that it will take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with creation and evolution of our organization structure and coordinated with the implementation of our global single instance ERP platform, are expected to be incurred through 2019. As a result, we recorded less than $0.1 million of adjustments in restructuring charges related to severance and other employee benefits for the three and nine months ended September 30, 2017. The liability of $6.5 million as of September 30, 2017 encompassed a short-term liability of $3.8 million and a long-term liability of $2.7 million, and is anticipated to be paid through 2019. The amounts recorded were reflected in Cost of goods sold of less than $0.1 million and $(0.2) million, and in Selling, general and administrative expense of less than $0.1 million and $0.3 million in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017, respectively. The amounts adjusted were primarily due to employees finding other positions within Bio-Rad or leaving prematurely.

The following table summarizes the activity of our restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balance at December 31, 2016	$3.2	$5.8	$9.0
Charged to expense	—	—	—
Adjustment to expense	—	—	—
Cash payments	(1.2)	(2.2)	(3.4)
Foreign currency translation losses	0.3	0.6	0.9
Balance at September 30, 2017	$2.3	$4.2	$6.5

Restructuring Costs for GnuBIO, Inc.

In 2014, we acquired GnuBIO, Inc. (GnuBIO) as a business acquisition. It is included in our Clinical Diagnostics segment’s results of operations as a division, and is primarily based in Massachusetts. In September 2017, management announced that it is closing its GnuBIO research program facilities in Massachusetts. As a result, we recorded restructuring charges related to severance and employee benefits of $2.9 million, and asset write-offs of $5.5 million. We expect the majority of the employee related amounts to be paid by the end of 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2016 and the financial statements for the three and nine months ended September 30, 2017.

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

In 2014, we acquired GnuBIO, Inc. (GnuBIO) as a business acquisition. It is included in our Clinical Diagnostics segment’s results of operations as a division and is primarily based in Massachusetts. In September 2017, management announced that it is closing its GnuBIO research program facilities in Massachusetts. As a result, we recorded restructuring charges related to severance and employee benefits of $2.9 million, and asset write-offs of $5.5 million. We expect the majority of the employee related amounts to be paid by the end of 2017.

In February 2017, we acquired all the issued and outstanding stock of RainDance Technologies, Inc. (RainDance) for approximately $76.0 million including certain assumed net liabilities. Cash payments at closing were $72.9 million. In addition, we had a cash payment of $10.0 million for a one-time expense associated with the acquisition that was recorded in Cost of goods sold. The acquisition was included in our Life Science segment’s results of operations from the acquisition date and was accounted for as a business combination. RainDance's foundational intellectual property portfolio and product lines encompass a wide range of biological reactions in droplets, with potential applications in life science research and clinical research. These genomic tools provide ultra-sensitive detection of genetic variations in cancer as well as inherited and infectious diseases, enabling research in areas such as non-invasive liquid biopsy. We believe that RainDance's droplet-based solutions will extend our reach into next-generation sequencing applications and strengthen our position in the area of Droplet Digital™ PCR, offering customers solutions for a wide range of nucleic acid detection applications. See Note 2 to the condensed consolidated financial statements.

The final allocation of the payments were $10.0 million for the one-time expense, $37.6 million to definite-lived intangibles, $3.1 million to assumed net liabilities, and $28.1 million to goodwill. We recorded a deferred tax liability of $13.6 million primarily related to the purchased intangibles and a deferred tax asset of $23.9 million primarily related to the acquired net operating losses.

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

The fair value of the consideration as of the acquisition date was $32.8 million, which included $9.5 million paid in cash at the closing date and $23.3 million in contingent consideration potentially payable to Propel. The amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount through December 31, 2020. The contingent consideration was accrued at its estimated fair value of $23.1 million as of September 30, 2017.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.1	45.1	44.9	45.0
Gross profit	56.9	54.9	55.1	55.0
Selling, general and administrative expense	36.8	39.6	39.3	39.9
Research and development expense	11.5	9.8	11.3	9.9
Net income	5.1	3.6	2.9	3.3

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and nine months ended September 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  For a full discussion of these policies and estimates, please refer to our Form 10-K for the period ended December 31, 2016 filed with the SEC.

Three Months Ended September 30, 2017 Compared to
Three Months Ended September 30, 2016

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the third quarter of 2017 were $535.0 million compared to $508.7 million in the third quarter of 2016, an increase of 5.2%.  Excluding the impact of foreign currency, third quarter 2017 sales increased by approximately 3.4% compared to the same period in 2016. Currency neutral sales increased in all regions, except for India.

The Life Science segment sales for the third quarter of 2017 were $193.6 million, an increase of 8.7% compared to the same period last year.  On a currency neutral basis, sales increased 7.6% compared to the third quarter in 2016. The currency neutral sales increase was primarily driven by growth in our Droplet Digital™ PCR and gene expression product lines, in addition to sales from our recent acquisition of RainDance. The sales increase was partially offset by a decline in process chromatography primarily due to the ordering pattern of our customers. Currency neutral sales increases occurred in North America, Europe, and Asia Pacific, excluding India, partially offset by a decline in Latin America primarily due to government imposed spend control.

The Clinical Diagnostics segment sales for the third quarter of 2017 were $338.0 million, an increase of 3.3% compared to the same period last year.  On a currency neutral basis, sales increased 1.2% compared to the third quarter in 2016.  Currency neutral sales increase was primarily attributable to increases in quality control, immunohematology, and immunology product lines. On a geographic view, currency neutral sales for the quarter were up in Latin America, Europe and Asia Pacific, excluding India, partially offset by lower sales in North America.

Consolidated gross margins were 56.9% for the third quarter of 2017 compared to 54.9% for the third quarter of 2016.  The margin for the third quarter of 2017 benefited from two items recorded in the third quarter of 2017 that should have been recorded in the second quarter of 2017. The first related to $2.5 million of 2017 second quarter sales recognized in the third quarter of 2017 but the associated cost of goods sold was correctly recorded in the second quarter of 2017. Additionally, there was a misclassification of $5.3 million in the second quarter of 2017 that was corrected in the third quarter of 2017. This correction resulted in cost of goods sold being reduced by $5.3 million in the third quarter of 2017, and selling, general and administrative expenses (SG&A) being increased by the same amount, i.e., no impact to net income in either quarter. Both items were due to conversion errors from our third ERP deployment in April 2017. Life Science segment gross margins for the third quarter of 2017 increased from the prior year period by approximately 3.1 percentage points primarily due to higher margins in protein quantification, gene expression, food science, antibody, digital PCR and education, partially offset by protein purification and cell biology margin decreases. Clinical Diagnostics segment gross margins for the third quarter of 2017 increased by approximately 1.4 percentage points from the same period last year. The increase compared to the third quarter of 2016 was primarily driven by lower amortization of intangibles and favorable manufacturing variances.

SG&A decreased to $196.8 million or 36.8% of sales for the third quarter of 2017 compared to $201.5 million or 39.6% of sales for the third quarter of 2016.  Decreases to SG&A included $5.0 million for various legal matters in the third quarter of 2016, approximately $3.0 million each for lower professional fees and contingent consideration, and lower employee related expenses, third party commissions and other discretionary expenses of approximately $3.0 million. These decreases were partially offset by increases to SG&A that primarily included the correction of $5.3 million discussed above, and approximately $3.0 million each for facilities and software, including depreciation of our third ERP deployment.

Research and development expense (R&D) increased to $61.4 million or 11.5% of sales in the third quarter of 2017 compared to $49.9 million or 9.8% of sales in the third quarter of 2016.  Life Science segment R&D increased in the third quarter of 2017 from the prior year period primarily due to increased project activities, including a milestone payment accrual associated with the Propel 2016 acquisition. Clinical Diagnostics segment R&D increased in the third quarter of 2017 from the prior year period primarily driven by closure costs of $7.6 million that included severance and the impairment of equipment and leasehold improvements for the GnuBIO research program.

Results of Operations – Non-operating

Interest expense for the third quarter of 2017 was $5.6 million, flat compared to $5.6 million for the third quarter of 2016.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended September 30, 2017 increased compared to the prior year period primarily due to the timing of product shipments, intercompany debt payments, and the intercompany movement of assets and capital for the new European operating model, slightly offset by the lower cost of hedging.

Other (income) expense, net for the third quarter of 2017 was $1.4 million income, flat compared to $1.4 million income for the third quarter of 2016.

Our effective income tax rate was 29% and 19% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rate for the third quarter of 2016 was low primarily due to tax benefits related to additional foreign tax credits from foreign cash repatriations.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate, including Switzerland and Singapore, have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%.

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

We assess our ability to realize our net deferred tax assets on a quarterly basis and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized in the foreseeable future. Due to the weight of negative evidence, including our history of losses in certain jurisdictions, we believe that it is more-likely-than-not that certain foreign deferred tax assets will not be realized as of September 30, 2017. Accordingly, we have maintained a valuation allowance on such deferred tax assets.

Within the next twelve months, it is reasonably possible that additional positive evidence may become available such that a significant portion of the valuation allowance will no longer be needed. If or when recognized, the tax benefits relating to the reversal of our valuation allowance will be recognized as a reduction of income tax expense.

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

As of September 30, 2017, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.4 million. Substantially all such amounts will positively impact our effective income tax rate.

Nine Months Ended September 30, 2017 Compared to
Nine Months Ended September 30, 2016

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first nine months of 2017 were $1.54 billion compared to $1.50 billion in the first nine months of 2016, an increase of 2.9%.  Excluding the impact of foreign currency, the first nine months of 2017 sales increased by approximately 2.7% compared to the same period in 2016.  Currency neutral sales increased primarily in Asia Pacific and North America.

The Life Science segment sales for the first nine months of 2017 were $547.3 million, an increase of 4.5% compared to the same period last year.  On a currency neutral basis, sales increased 4.7% compared to the first nine months of 2016. The currency neutral sales increase was primarily driven by growth in our Droplet Digital™ PCR and gene expression product lines, in addition to sales from our recent acquisition of RainDance. The sales increase was partially offset by a decline in process chromatography primarily due to the ordering pattern of our customers. The currency neutral sales increase was primarily reflected in North America and Asia Pacific, partially offset by declines in Latin America.

The Clinical Diagnostics segment sales for the first nine months of 2017 were $982.3 million, an increase of 2.1% compared to the same period last year.  On a currency neutral basis, sales increased 1.7% compared to the first nine months of 2016.  The currency neutral sales increase was primarily attributable to growth across quality control, immunohematology, diabetes and immunology, partially offset by lower sales in infectious disease. On a geographic view, currency neutral sales for the first nine months of 2017 were up in Latin America, Asia, and Europe, and slightly down in North America.

Consolidated gross margins were 55.1% for the first nine months of 2017, flat compared to 55.0% for the first nine months of 2016. Included in the first nine months of 2016 was $2.0 million for restructuring costs. Life Science segment gross margins for the first nine months of 2017 decreased from the prior year period by approximately 1.0 percentage points primarily due to a $10.0 million one-time expense associated with the RainDance acquisition and higher acquisition intangible amortization, partially offset by higher margins in antibody, protein quantification and gene expression due to a decline in royalty expense for a license agreement relating to amplification reagents. Clinical Diagnostics segment gross margins for the first nine months of 2017 increased by approximately 0.6 percentage points from the same period last year. The increase compared to the first nine months of 2016 was primarily driven by lower amortization of intangibles and favorable manufacturing variances. In regard to the quarterly discussion of the sales that were incorrectly recognized in the third quarter of 2017 and the misclassification of cost of goods sold and SG&A, both had no effect on the year-to-date results ended September 30, 2017.

SG&A increased to $604.7 million or 39.3% of sales for the first nine months of 2017 compared to $596.7 million or 39.9% of sales for the first nine months of 2016.  Increases to SG&A primarily included employee-related expenses, our largest cost, primarily due to increased annual salary and benefit costs in the second quarter of 2017 for the transition that took place from local sales and finance support to a new European shared services center that resulted in higher employee-related costs during the transition. However, during the third quarter of 2017 for the transition, reductions in headcount and expense have begun. Other increases in the first nine months of 2017 compared to the prior year period were in facilities, software, professional fees and other temporary support, primarily for the third ERP deployment, and increases for the inclusion of RainDance. In addition, we had closure costs that included severance for a total of $0.8 million for the GnuBIO research program facilities. These higher expenses compared to the first nine months of 2016 were partially offset by the recorded $9.5 million of restructuring costs associated with the European reorganization announced in June 2016 (see Note 13), $10.1 million for various legal matters in 2016 and lower contingent consideration.

Research and development expense (R&D) increased to $173.5 million or 11.3% of sales in the first nine months of 2017 compared to $148.3 million or 9.9% of sales in the first nine months of 2016.  Life Science segment R&D increased in the first nine months of 2017 from the prior year period primarily due to milestone expenses of $7.0 million in 2017 associated with the Propel 2016 acquisition, and increased project activities, which included our recent RainDance acquisition. Clinical Diagnostics segment R&D increased in the first nine months of 2017 from the prior year period primarily driven by an asset purchase for an early stage diagnostic device for $7.5 million and total closure costs of $7.6 million that included severance and the impairment of equipment and leasehold improvements for the GnuBIO research program.

During the second quarter of 2016, we impaired an intellectual property license associated with a R&D project for $2.4 million.

Results of Operations – Non-operating

Interest expense for the first nine months of 2017 decreased to $16.4 million compared to $16.8 million for the first nine months of 2016 primarily due to higher capitalization of interest expense associated with the third deployment of our global single instance ERP platform that was implemented in April 2017 in Western Europe. As a result, capitalized interest in the first quarter of 2017 was higher than the first three quarters of 2016. As we implement the remaining phases of the ERP platform, we expect capitalized interest to be lower going forward as the largest segments of our deployment are now complete.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the first nine months of 2017 increased compared to the prior year period primarily due to the timing of product shipments, intercompany debt payments, and the intercompany movement of assets and capital for the new European operating model, slightly offset by the lower cost of hedging.

Other (income) expense, net for the first nine months of 2017 increased to $14.6 million income compared to $13.8 million income for the first nine months of 2016. The increase was due to higher Sartorius dividends in 2017 for the ordinary and preferred shares of our investment in Sartorius AG.

Our effective income tax rate was 25% and 30% for the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate for the first nine months of 2017 was low primarily due to discrete tax benefits related to share-based compensation and the transfer of intangibles associated with our European reorganization.

Our foreign taxes result primarily from income earned in France and Switzerland. Many jurisdictions in which we operate, including Switzerland and Singapore, have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%.

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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  Also, additional liquidity is readily available via the sale of short-term investments and access to our domestic $200.0 million unsecured Credit Agreement, and to a lesser extent international lines of credit. Borrowings under the 2014 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2017, however $0.5 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019. In total under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $207.8 million available for borrowing and usage as of September 30, 2017, which was reduced by approximately $4.2 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

At September 30, 2017, we had $716.5 million in cash, cash equivalents and short-term investments, of which approximately 31% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). Repatriation of overseas funds may result in additional U.S. federal and state income tax payments. In general, it is our practice and intention to indefinitely reinvest the cash generated by our foreign subsidiaries in our foreign subsidiaries' operations.

Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. As of September 30, 2017 and December 31, 2016, we had accounts receivable, net of an allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $39.7 million and $32.7 million, respectively. While economic growth is improving in some geographical locations, instability still exists in some of the developed nations, such as a less dependable rate of growth in the Chinese economy and in emerging markets, especially those oil producing countries that have been affected by a decline in oil prices, which may adversely affect our future cash flows.

Cash Flows from Operations

Net cash provided by operations was $34.5 million compared to $121.3 million for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in operating cash flows was primarily the net effect of:

•
more cash paid to suppliers and employee related costs primarily for merit increases, an asset purchase for an early stage diagnostic device for $7.5 million, $10.0 million for the RainDance preexisting condition, and higher value added taxes in part due to the European reorganization,

•
lower cash received from customers in 2017 primarily due to the European reorganization, and there was higher cash received in 2016 that resulted from delays in the latter part of 2015 associated with the second deployment of the ERP system,

•
higher net income tax payments in 2017 compared to 2016 as 2016 included refunds of $16.8 million primarily for U.S. income taxes and lower income tax payments in 2017 for U.S. and international income taxes, and

•
higher net payments in 2017 compared to 2016 for forward foreign exchange contracts primarily associated with the timing of product shipments, intercompany debt payments, and the intercompany movement of assets and capital for the new European operating model.

Cash Flows from Investing Activities

Net cash used in investing activities was $162.5 million compared to $163.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase of payments for acquisitions and long-term investments was primarily due to more cash paid for the acquisition of RainDance Technologies, Inc. in February 2017 than the acquisition of a high performance analytical flow cytometer platform from Propel in January 2016. Capital expenditures were lower for the nine months ended September 30, 2017 compared to the same period last year, reflecting the completion in April 2017 of the third phase of the ERP system. Purchases of intangibles increased primarily due to a $3.8 million payment for an acquired technology and know-how to expand our product offerings. Purchases, sales and maturities of marketable securities and investments combined had an overall increase of $57.4 million primarily due to increases in maturities and sales, partially offset by higher purchases.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  We are currently in discussion and assessing a few possible acquisitions in which we expect our current reported cash and cash equivalents to be sufficient for any cash consideration required for these possible transactions. However, it is not certain at this time that any of these discussions involving material or significant acquisitions will advance to completion.

Capital expenditures totaled $85.3 million and $96.3 million for the nine months ended September 30, 2017 and 2016, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we continue to implement the remaining phases of the ERP platform, we expect capital expenditures to moderate in 2017. The current estimated future project cost for global implementation for the single instance ERP platform is projected to be $100 million to $130.0 million, and is estimated to take approximately the next three to four years to fully implement.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.2 million compared to net cash provided by financing activities of$6.2 million for the nine months ended September 30, 2017 and 2016, respectively. This decrease for the nine months ended September 30, 2017 was primarily due to a decrease in proceeds from the issuance of common stock, and repurchases of Bio-Rad's common stock as indicated below.

We have outstanding Senior Notes of $425 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

The Board of Directors has authorized the repurchase of up to $18.0 million of Bio-Rad's common stock, of which $0.35 million has yet to be repurchased as of September 30, 2017. During the second and third quarters of 2017, we made open market purchases of 13,200 shares of our Class A common stock. We made these purchases in order to obtain a tax deduction in some of our foreign entities associated with vesting restricted stock units. The Credit Agreement may limit our ability to repurchase our stock. In June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock.

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

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. We early adopted ASU 2017-01 on January 1, 2017 on a prospective basis, which has not had a material impact to our condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We do not expect ASU 2016-18 to have a material impact to our financial statements and will only impact our statement of cash flows presentations.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted ASU 2016-09 prospectively as a change in accounting principle on January 1, 2017, and made a policy election to account for forfeitures as they occur. As a result of adopting ASU 2016-09 as of January 1, 2017, the cumulative effect of the change on Retained earnings decreased by $0.3 million, and increased

Additional paid-in capital and Deferred tax assets by $0.4 million and $0.1 million, respectively, in the Condensed Consolidated Balance Sheet.

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification, for which changes in fair value are reported in other comprehensive income, for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, the cost method is also eliminated. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For equity securities that would be affected by ASU 2016-01, see the available-for-sale investments table in Note 3 to the condensed consolidated financial statements, which primarily consists of our investment in Sartorius AG preferred shares. In addition per Note 3, we own ordinary voting stock of Sartorius AG and account for this investment using the cost method and we expect that the impact of adoption may be material to our consolidated statement of income.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, we will not early adopt. In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" which affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Narrow-

Scope Improvements and Practical Expedients," which amends and clarifies certain aspects in ASU 2014-09 that include collectiblity, presentation of sales and other taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or cumulative effect transition method. We will use the cumulative effect transition method once we adopt ASUs 2014-09, 2016-20, 2016-12, 2016-10 and 2016-08 on January 1, 2018. We have completed revenue recognition diagnostic surveys across all regions in our decentralized sales contracting process, which is based on local country commercial regulations and practices. We have substantially completed our reviews of individual contracts to identify performance obligations under these ASU’s, as compared with the deliverables and separate units of accounting previously identified under current U.S. GAAP. To date, we have not identified any material changes in the timing of revenue recognition that could result in a significant transition adjustment upon our adoption of the new accounting standard on January 1, 2018; however, we have not yet completed our determination of the effect that these ASU’s will have on our consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2017, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

At September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  We performed the evaluation to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

During the third quarter of 2017, we identified two items that were recorded in the three-month period ended September 30, 2017 that should have been recorded in the three-month period ended June 30, 2017.  In each case, the misrecorded item was due to errors as a result of data migration and system configuration arising from our new European business structure during our ERP system conversion in Europe in April 2017. Our review controls and our user acceptance testing controls were not sufficiently designed to identify these items on a timely basis. There is no impact on the financial statements for the nine-month period ended September 30, 2017.  Based upon the discovery of these two items, we concluded that our disclosure controls and procedures were ineffective as of September 30, 2017 and that this deficiency constitutes a material weakness.

We have performed additional analyses and other procedures to enable management to conclude that, notwithstanding the existence of the material weakness described above, the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We have initiated a plan to remediate the material weakness identified above, including enhancing our post-conversion quarterly analytical review procedures and augmenting our user acceptance testing of system changes. These remediation efforts began in the third quarter of 2017 and are expected to be completed by the end of 2017.

Changes to Internal Control Over Financial Reporting

During our quarter ended June 30, 2017, we launched our third deployment of the SAP enterprise resource planning system ("ERP") in Western Europe to support our billing, revenue, inventory management and purchase processes. The implementation of the ERP resulted primarily in changes to reports, interfaces and IT dependent controls. Therefore, we have modified the design and documentation of internal control processes and procedures relating to the new systems to enhance existing internal controls. The system changes were undertaken as an ongoing business initiative to integrate systems amongst our global operations and improve and enhance our internal control over financial reporting.

Except for the matter discussed above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the system conversion, we continue to review our internal control over financial reporting to ensure it is appropriate and effective given the changes in our financial reporting for the combined entity, and we will continue to make enhancements in the fourth quarter.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first nine months of 2017 our foreign subsidiaries generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including with respect to the invalidation of the U.S.-European Union safe harbor by the European Court of Justice in October 2015, compliance with the EU-U.S. Privacy Shield adopted by the European Commission in July 2016, and the requirements for compliance with the EU General Data Protection Regulation, which takes effect May 25, 2018), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. In our second deployment, we experienced delays in manufacturing and logistics, which adversely impacted our sales. We launched our third deployment in Western Europe in April 2017. We have experienced system implementation issues impacting the timing of payment of vendor invoices and resulting in delays in product availability and shipments. We also have experienced lower productivity levels related to the recent go-live of the ERP in Western Europe, which adversely impacted our sales during the second and third quarters of 2017. The third deployment was more complex than our prior deployments due to its scope. While we invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may continue to disrupt our operations and negatively impact our business, results of operations and financial condition.

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

Maintaining effective disclosure controls and procedures and internal controls over financial reporting are necessary for us to produce reliable financial statements. During the third quarter of 2017, we identified two items that were recorded in the three-month period ended September 30, 2017 that should have been recorded in the three-month period ended June 30, 2017. In each case, the misrecorded item was due to errors as a result of data migration and system configuration arising from our new European business structure during our ERP system conversion in Europe in April 2017. Our review controls and our user acceptance testing controls were not sufficiently designed to identify these items on a timely basis. Though there was no impact on the financial statements for the nine-month period ended September 30, 2017, we concluded that our disclosure controls and procedures were ineffective as of September 30, 2017 and that this deficiency constitutes a material weakness.

We have initiated a plan to remediate the material weakness identified above, including enhancing our post-conversion quarterly analytical review procedures and augmenting our user acceptance testing of system changes. These remediation efforts began in the third quarter of 2017 and are expected to be completed by the end of 2017. However, we cannot assure you that we will be able to remediate this material weakness in a timely manner or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. For example, we previously identified different material weaknesses in internal controls at December 31, 2013, December 31, 2012 and December 31, 2010, each of which has been remediated.

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

In recent years, we have been faced with very challenging global economic conditions. Further deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of September 30, 2017, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $39.7 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the decline in oil prices, could adversely affect our business, results of operations or financial condition. We also are monitoring developments following the United Kingdom's decision to leave the European Union to determine if there will be any potential impact on our business.

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

There have been, and will continue to be, significant changes in the healthcare industry in an effort to reduce costs. These changes include:

•
The trend towards managed care, together with healthcare reform of the delivery system in the United States and efforts to reform in Europe, has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce selling prices.  Consolidation among healthcare providers and consolidation among other participants in the healthcare industry has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage.  In particular, there has been a consolidation of laboratories and a consolidation of blood transfusion centers. These industry trends and competitive forces place constraints on the levels of overall pricing, and thus could have a material adverse effect on our gross margins for products we sell in clinical diagnostic markets.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, in April 2017 the European Parliament voted to enact final regulations that include broad changes to its regulations regarding in vitro diagnostic devices and medical devices, including stricter product labeling requirements, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, reduced sales and potential fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Specifically, a resolution passed by Russia in February 2015 prohibited the procurement of certain types of medical devices by Russian state entities from foreign companies provided there are a sufficient number of Russian manufacturers submitting tenders. In December 2016, Russia continued its focus on import substitution by passing a resolution that added to the list of certain medical devices which participate in state procurement on a restricted basis. Such regulations could adversely affect our business, results of operations and financial condition.

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

We are subject to income taxes in the United States and many foreign jurisdictions. We calculate our provision for income taxes in each jurisdiction in which we operate. Significant judgment is required in determining our worldwide provision for income taxes and in the ordinary course of business, there are many tax positions taken where the ultimate resolution is uncertain. We are subject to the examination of our tax positions in the United States and foreign jurisdictions. Tax authorities have disagreed with our judgment in the past and may disagree with positions we take in the future resulting in assessments of additional taxes. Economic and political pressures to increase tax revenues in various jurisdictions may make resolving tax disputes more difficult. For example, in recent years, the tax authorities in Europe have disagreed with our tax positions related to hybrid debt, research and development credits, transfer pricing and indirect taxes, among others. We regularly assess the likelihood of the outcome resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods for which that determination is made. Changes in factors outside of our control, such as changes in tax laws or rates, changes in the interpretation of tax laws or changes in the jurisdictional mix of our earnings could adversely affect our financial position and results of operations.

Our debt may restrict our future operations.

We have substantial debt and have the ability to incur additional debt. As of September 30, 2017, we had approximately $434.9 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.5 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On the following three dates, the Board of Directors authorized the repurchase of up to $18 million of Bio-Rad’s common stock over an indefinite period of time: on July 10, 1996, the Board authorized the repurchase of up to $4 million of Bio-Rad’s common stock; on July 9, 1997, the Board authorized the repurchase of up to an additional $4 million of Bio-Rad’s common stock; and on February 11, 1998, the Board authorized the repurchase of up to an additional $10 million of Bio-Rad’s common stock. As of September 30, 2017, $353,404 of this current authorization remained available for the repurchase of shares of our common stock. During the first six months of 2017, we purchased 2,500 shares of our Class A common stock between May 1 and May 31, 2017 at an average price paid per share of $220.04 under this current authorization, and we purchased 1,500 shares of our Class A common stock between June 1 and June 30, 2017 at an average price paid per share of $221.83 under this current authorization.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2017.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs_______	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 to July 31, 2017	____	$ ____	____	$2,390,898

August 1 to August 31, 2017	9,200 Class A	$221.47	9,200 Class A	$353,404

September 1 to September 30, 2017	____	$ ____	____	$353,404

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan

10.2	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 9, 2017	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	November 9, 2017	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer