Form 10-K
period 2017-12-31
BIO RAD LABORATORIES INC
filed 2018-04-16
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission file number 1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive, Hercules, California		94547
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code	(510) 724-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Name of Each Exchange on Which Registered
Class A Common Stock Par Value $0.0001 per share		New York Stock Exchange
Class B Common Stock Par Value $0.0001 per share		New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		☐ Yes	☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		☐ Yes	☒ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.		☒ Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data
File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period
that the registrant was required to submit and post such files).		☒ Yes	☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer	☐
Non-accelerated file ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $4,732,091,180 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $63,200,250.

As of April 10, 2018, there were 24,701,407 shares of Class A Common Stock and 5,103,283 shares of Class B Common Stock outstanding.
Documents Incorporated by Reference

Document		Form 10-K Parts
(1) Definitive Proxy Statement to be mailed to stockholders in connection with the
registrant's 2018 Annual Meeting of Stockholders (specified portions)		III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2017

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

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  Our Life Science segment and our Clinical Diagnostics segment generated 36% and 63%, respectively, of our net sales for the year ended December 31, 2017. We generated approximately 37% of our consolidated net sales for the year ended December 31, 2017 from U.S. sales and approximately 63% from sales in our remaining worldwide markets.

For a description of business and financial information on industry and geographic segments, see Note 14 of Item 8 of Part II of this report.

Life Science Segment

Our Life Science segment is at the forefront of discovery, creating advanced tools to answer complex biological questions.  We are a leader in the life sciences market and develop, manufacture and market approximately 6,000 reagents, apparatus and laboratory instruments that serve a global customer base. Many of our products are used in established research techniques, biopharmaceutical production processes and food testing regimes. These techniques are typically used to separate, purify and identify biological materials such as proteins, nucleic acids and bacteria within a laboratory or production setting.  We focus on selected segments of the life sciences market in proteomics (the study of proteins), genomics (the study of genes), biopharmaceutical production, cellular biology and food safety.  We estimate that the worldwide market that our portfolios can address for products in these selected segments of our addressable markets is approximately $9 billion. Our principal life science customers include universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories.

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

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force, employing approximately 970 direct sales and sales management personnel around the world. Our sales force typically consists of experienced industry practitioners with scientific training, and we maintain a separate specialist sales force for each of our segments. We believe that this direct sales approach allows us to sell a broader range of our products and have more direct contact with our customers.

We also use a range of sales and marketing intermediaries (SMIs) in our international markets. The types of SMIs we utilize are distributors, agents, brokers and resellers. We have programs and policies in place with our SMIs that require compliance with all applicable laws, including adhering to our anti-corruption standards to ensure a transparent sale to our customers.

Our customer base is broad and diversified. Our worldwide customer base includes (1) prominent university and research institutions; (2) hospital, public health and commercial laboratories; (3) other leading diagnostic manufacturers; and (4) leading companies in the biotechnology, pharmaceutical, chemical and food industries.  In 2017, no single customer accounted for more than two percent of our total net sales.  Our sales are affected by a number of external factors.  For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding.  A significant reduction of government funding has in the past and could in the future have a detrimental effect on the results of this segment.

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

Because of the breadth of its product lines, our Life Science segment does not face the same competitors for all of its products.  Major competitors in this market include Becton Dickinson, GE Biosciences, Merck Millipore and Thermo Fisher Scientific. We compete primarily based on meeting performance specifications and offering complete solutions.
Major competitors of our Clinical Diagnostics segment include Roche, Abbott Laboratories, Siemens, Danaher, Thermo Fisher, Becton Dickinson, bioMérieux, Ortho Clinical Diagnostics, Tosoh, Immucor and DiaSorin. We compete in our customer segments by providing high quality products, broad product portfolios and outstanding customer support.
Research and Development

We conduct extensive research and development activities in all areas of our business, employing approximately 820 employees worldwide in these activities, including degreed scientists and technical support staff.  Research and development has played a major role in Bio-Rad’s growth and is expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development of new products and applications, we interact with scientific and medical professionals at universities, hospitals and medical schools, and within our industry. We spent approximately $250.3 million, $205.9 million and $193.0 million on research and development activities in 2017, 2016 and 2015, respectively.

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

Employees

At December 31, 2017, Bio-Rad had approximately 8,150 employees.  Approximately seven percent of our approximately 3,270 U.S. employees are covered by a collective bargaining agreement, which will expire on November 7, 2019.  Many of our non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  We consider our employee relations to be generally good.

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

Whether by virtue of disclosure of the NPA and the SEC Order or otherwise, we may be subject to investigations by foreign governments or further claims by third parties arising from conduct subject to the investigation or our other international operations. For additional information regarding further claims by third parties, see Note 13, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part II, Item 8 of this Annual Report on Form 10-K. Many of our customers in our significant international operations are government agencies or state-owned or state-controlled universities, hospitals and laboratories. The disclosure of the NPA and the SEC Order and any further violations of the FCPA could harm our reputation with these customers, which could materially adversely affect our business, results of operations and financial condition. Any further violations of the FCPA also could result in more punitive actions by the SEC and DOJ, which also could materially adversely affect our business, results of operations and financial condition.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and in 2017 our foreign subsidiaries generated 63% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including with respect to the invalidation of the U.S.-European Union safe harbor by the European Court of Justice in October 2015, compliance with the EU-U.S. Privacy Shield adopted by the European Commission in July 2016, and the requirements for compliance with the EU General Data Protection Regulation, which takes effect May 25, 2018), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. In our second deployment, we experienced delays in manufacturing and logistics, which adversely impacted our sales. We launched our third deployment in Western Europe in April 2017. We have experienced system implementation issues impacting the timing of payment of vendor invoices and resulting in delays in product availability and shipments. We also have experienced lower productivity levels related to the April 2017 go-live of the ERP in Western Europe, which adversely impacted our sales during the second and third quarters of 2017. The third deployment was more complex than our prior deployments due to its scope. While we invested significant resources in planning, project management and training, additional and significant implementation issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may continue to disrupt our operations and negatively impact our business, results of operations and financial condition.

Recent and planned changes to our organizational structure and executive management team could negatively impact our business.

We made significant changes to our organizational structure in 2014, 2015 and 2016, and we continued to make significant organizational changes in 2017. In 2014 and 2015, we functionalized our manufacturing and selling organizations globally and separated them from our marketing and research and development organizations. Specifically, we combined our international selling organization with our North American selling divisions into one global selling group and consolidated our manufacturing, procurement and logistics operations into one global supply chain group. We also created new management positions to head each of these groups. In addition, we appointed new executives to head each of our Life Science and Clinical Diagnostics segments, and we appointed a Chief Operating Officer. We also restructured our Life Science segment based on functional groups rather than product line divisions. In 2016, we began implementing the reorganization of the structure of our European organization. We continued to implement the reorganization of our European organization in 2017. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our consolidated financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Maintaining effective disclosure controls and procedures and internal controls over financial reporting are necessary for us to produce reliable financial statements.  During the third quarter of 2017, we identified two items that were recorded in the three-month period ended September 30, 2017 that should have been recorded in the three-month period ended June 30, 2017.  In each case, the misrecorded item was due to errors as a result of data migration and system configuration arising from our new European business structure during our ERP system conversion in Europe in April 2017.  Our review controls and our user acceptance testing controls were not sufficiently designed to identify these items on a timely basis. Though there was no impact on the financial statements for the nine-month period ended September 30, 2017, we concluded that our disclosure controls and procedures were ineffective as of September 30, 2017 and that this deficiency constituted a material weakness.  Our management believes that our enhanced post-conversion management review control activities and augmented user acceptance testing of system changes, which were designed to remediate the material weakness over financial reporting disclosed as of September 30, 2017, were sufficiently implemented as of December 31, 2017.

In connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, we determined that we did not maintain a sufficient complement of personnel in certain European countries with appropriate training and expertise in accounting and reporting in the new ERP system following the system conversion and European reorganization that the Company undertook in April 2017, including the implementation of reporting lines, appropriate authorities and responsibilities within and between our accounting and reporting function, information technology and the business operations in these European countries. We did not conduct continuous risk assessment over changes in our European business operations, IT systems and personnel to identify and assess necessary changes in internal control over financial reporting. As a result, we did not design effective control activities over the accounting for financial statement amounts, including inventory and revenue, reported by entities impacted by the European reorganization, including management review controls with sufficient precision to identify and investigate potential outliers. These control deficiencies resulted in immaterial misstatements to inventory, revenue and cost of goods sold, certain of which were corrected in the consolidated financial statements as of December 31, 2017, prior to issuance.

Because the deficiencies create a reasonable possibility of material misstatement in the annual or interim consolidated financial statements that will not be prevented or detected on a timely basis, they represent a material weakness in internal control over financial reporting and accordingly, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.  KPMG, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

In response to this evaluation and assessment, our management is enhancing its control environment in the entities impacted by the ERP system conversion and European reorganization by (i) increasing resources with sufficient accounting and reporting expertise within our reorganized business and using our new ERP system, (ii) implementing and monitoring reporting lines and appropriate authorities and responsibilities within the accounting and reporting function, information technology and the business operations, and (iii) providing training to our control owners to effectively perform controls in the new environment including training on reconciliation review controls and certain ERP system enhancements. Our management is also enhancing its risk assessment process to continuously assess the potential impact on internal control over financial reporting of changes to business operations, including changes relating to similar ERP system conversions and reorganizations that may occur in the future. In addition, our management also is in the process of designing additional control activities over financial statement amounts reported by entities impacted by the European reorganization. However, we cannot assure you that these efforts will be effective in timely remediating the material weakness or that additional deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.

Such material weaknesses have adversely affected us in the past and could affect us in the future, and the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.  Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional significant deficiencies or material weaknesses, result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting obligations.  This could cause us to lose public confidence, and could cause the trading price of our common stock to decline.  For further information regarding our controls and procedures, see Part II, Item 9A of this Annual Report on Form 10-K.

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

In recent years, we have been faced with very challenging global economic conditions. A deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of December 31, 2017, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $41.0 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that have been affected by the decline in oil prices, could adversely affect our business, results of operations or financial condition. We also are monitoring developments following the United Kingdom's decision to leave the European Union to determine if there will be any potential impact on our business.

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

•
Third party payors, such as Medicare and Medicaid in the United States, have reduced their reimbursements for certain medical products and services. Our Clinical Diagnostics business is impacted by the level of reimbursement available for clinical tests from third party payors. In the United States payment for many diagnostic tests furnished to Medicare fee-for-service beneficiaries is made based on the Medicare Clinical Laboratory Fee Schedule (CLFS), a fee schedule established and adjusted from time to time by the Centers for Medicare and Medicaid Services (CMS). Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Clinicians may decide not to order clinical diagnostic tests if third party payments are inadequate, and we cannot predict whether third party payors will offer adequate reimbursement for tests utilizing our products to make them commercially attractive. Legislation, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA) and the Middle Class Tax Relief and Job Creation Act of 2012, has reduced the payments for clinical laboratory services paid under the CLFS. In addition, the Protecting Access to Medicare Act of 2014 (PAMA) has made significant changes to the way Medicare will pay for clinical laboratory services, which has further reduced reimbursement rates.

•
The PPACA has also imposed a 2.3% excise tax on the sales of certain medical devices in the U.S., which we are required to pay on most of our United States Clinical Diagnostic sales. However, the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, included a two year moratorium on the medical device excise tax. On January 22, 2018, the moratorium on the medical device excise tax was further extended until January 1, 2020.

To the extent that the healthcare industry seeks to address the need to contain costs stemming from reform measures such as those contained in the PPACA and the PAMA, or in future legislation, by limiting the number of clinical tests being performed or the amount of reimbursement available for such tests, our business, results of operations and financial condition could be adversely affected.  If these changes in the healthcare markets in the United States and Europe continue, we could be forced to alter our approach in selling, marketing, distributing and servicing our products.

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

We may have higher than anticipated tax liabilities.

We are subject to income taxes in the United States and many foreign jurisdictions. We report our results of operations based on our determination of the amount of taxes owed in various tax jurisdictions in which we operate. The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain. Our determination of tax liability is always subject to review or examination by tax authorities in various tax jurisdictions. Tax authorities have disagreed with our judgment in the past and may disagree with positions we take in the future resulting in assessments of additional taxes. Any adverse outcome of such review or examination could have a negative impact on our operating results and financial condition.

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

The results from various tax examinations, audits and litigation may differ from the liabilities recorded in our financial statements and could materially and adversely affect our financial results and cash flows in the period or periods for which that determination is made.

Changes in tax laws or rates, changes in the interpretation of tax laws or changes in the jurisdictional mix of our earnings could adversely affect our financial position and results of operations.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made a number of substantial changes, including, among other changes, the imposition of a one-time mandatory deemed repatriation tax on previously unrepatriated earnings accumulated offshore since 1986, establishment of a global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments, and reduction of the corporate tax rate from 35% to 21% for US taxable income, resulting in a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. These changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings.

To determine the transition tax, the Tax Act requires complex computations not previously provided in U.S. tax law, including calculating and supporting with primary evidence U.S. tax attributes such as accumulated foreign earnings and profits, foreign taxes paid, and other tax components involved in foreign tax credit calculations since

1986. The application of accounting guidance for such items is currently uncertain, and compliance with the Tax Act and the accounting for such provisions require collection of information not previously required, regularly produced or within our control. As a result, these provisional tax amounts recorded are based on our reasonable estimate and we will need additional information to complete our assessment. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the Tax Act, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be materially different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

We are still evaluating the tax provisions related to two new U.S. tax base erosion provisions, the base-erosion and anti-abuse tax (BEAT) provisions and the global intangible low-taxed income (GILTI) provisions. The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We are not yet able to reasonably estimate the effect of the BEAT and GILTI provisions of the Tax Act.

Our global operations subject us to income and other taxes in the U.S. and in numerous foreign jurisdictions, each with different tax schemes and tax rates. In addition to the changes in tax laws, the interpretation of tax laws and tax rates in these jurisdictions, the jurisdictional mix of our earnings in countries with differing statutory tax rates can have a significant impact on our effective tax rate from period to period.

The liability for the transition tax, changes to the provisional tax amounts, and other ongoing effects of the Tax Act, including the effect of our investment in Sartorius, and the jurisdictional mix of our earnings could materially affect our financial results and cash flow.

In addition, the adoption of some or all of the recommendations set forth in the Organization for Economic Co-operation and Development’s project on “Base Erosion and Profit Shifting” (BEPS) by tax authorities in the countries in which we operate, could negatively impact our effective tax rate. These recommendations focus on payments from affiliates in high tax jurisdictions to affiliates in lower tax jurisdictions and the activities that give rise to a taxable presence in particular country.

Our reported financial results may be materially affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the U.S. Securities and Exchange Commission, or SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
For example, in January 2016, the FASB issued Accounting Standards Update (ASU) 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting), such as our investment in the preferred shares of Sartorius AG, will generally be measured at fair value through earnings. Entities may elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We expect that the impact of adoption of ASU 2016-01 will materially impact our consolidated statement of income due to our ownership of preferred shares of Sartorius AG. In future periods after adoption, changes in the market value of the preferred shares of Sartorius AG along with our other equity investments may materially impact our consolidated statement of income.

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

We have substantial debt and have the ability to incur additional debt. As of December 31, 2017, we had approximately $435.0 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.5 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

Bio-Rad received three notices of violations from the Bay Area Air Quality Management District (“District”). The District alleged that we operated three (3) power generation units without appropriate monitoring and recordkeeping and exceeded permissible levels of emissions during those operations. In January 2018, we entered into a settlement agreement with the District pursuant to which we paid the District $990,000 to settle all claims and/or potential claims arising out of our use of the three power generation units. This settlement amount was accrued for as of December 31, 2017.

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

	Class A		Class B
	High	Low	High	Low
2017
Fourth Quarter	$273.87	$214.44	$273.50	$218.15
Third Quarter	242.79	208.95	243.50	210.71
Second Quarter	230.40	198.25	232.35	199.05
First Quarter	209.50	181.87	211.55	182.40
2016
Fourth Quarter	$184.89	$154.89	$194.15	$154.05
Third Quarter	164.45	140.53	171.12	140.69
Second Quarter	150.00	135.02	150.04	134.86
First Quarter	139.63	122.03	146.41	123.43

On April 10, 2018, we had 260 holders of record of Class A Common Stock and 115 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 400 MidCap Index and a selected peer group, assuming $100 invested on December 31, 2012, and reinvestment of dividends if paid:

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

ITEM 6.  SELECTED FINANCIAL DATA

BIO-RAD LABORATORIES, INC.
Selected Financial Data
(in thousands, except per share data)
	Year Ended December 31,
	2017	2016	2015	2014	2013

Net sales	$2,160,153	$2,068,172	$2,019,441	$2,175,044	$2,132,694
Cost of goods sold	972,754	930,085	897,771	996,527	954,216
Gross profit	1,187,399	1,138,087	1,121,670	1,178,517	1,178,478
Selling, general and administrative expense	808,942	816,724	761,990	808,200	798,070
Research and development expense	250,301	205,864	192,972	220,333	210,952
Impairment losses on goodwill and long-lived assets	11,506	62,305	—	—	—
Interest expense	21,914	21,942	21,692	22,131	61,271
Foreign exchange losses, net	9,128	4,542	10,249	9,305	8,566
Other (income) expense, net	(12,197)	(14,850)	(11,080)	(13,009)	(12,766)
Income before income taxes	97,805	41,560	145,847	131,557	112,385
Benefit from (provision for) income taxes	24,444	(15,560)	(36,608)	(42,712)	(34,574)
Net income attributable to noncontrolling interests	—	—	—	—	(21)
Net income attributable to Bio-Rad	$122,249	$26,000	$109,239	$88,845	$77,790

Basic earnings per share	$4.12	$0.88	$3.74	$3.08	$2.72
Diluted earnings per share	$4.07	$0.88	$3.71	$3.05	$2.69
Cash dividends paid per common share	$—	$—	$—	$—	$—
Total assets	$4,273,012	$3,850,504	$3,709,718	$3,341,278	$3,388,790
Long-term debt, net of current maturities	$434,581	$434,186	$433,883	$435,710	$435,615

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

We sell more than 9,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We do not disclose quantitative information about our different products and services as it is impractical to do so based primarily on the numerous products and services that we sell and the global markets that we serve.

We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  Because our customers require standardization for their experiments and test results, much of our revenues are recurring.

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the referendum in the United Kingdom to withdraw from the European Union, and a change in the U.S. executive branch of government. Approximately 37% of our 2017 consolidated net sales are derived from the United States and approximately 63% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

Upon our implementation of our global single instance enterprise resource planning ("ERP") platform in Europe during the second quarter of 2017, $10.5 million of assets in France were misclassified as Equipment that should have been reported as Buildings and leasehold improvements in periods prior to 2017. The reclassification on the 2016 balance conforms to the correct balance sheet presentation as of December 31, 2017, and there was no impact on the Consolidated Statements of Income or Cash Flows.

During 2016 and 2015, there were three different misstatements associated with income taxes. The first misstatement was related to our second implementation of our global single instance ERP platform in the U.S. in the third quarter of 2015. Part of the data migrated was not reconciled timely, resulting in the double counting of a deferred tax asset. As a consequence, Deferred income taxes in 2016 were understated by $2.4 million and the Provision for income taxes was understated by $2.4 million in 2015.

The second misstatement was related to the misapplication of a tax rule related to foreign dividend income. As a consequence, Retained earnings were overstated by $1.4 million in 2015, Other tax liabilities - noncurrent, reported in Other long-term liabilities, were understated by $4.6 million in 2016 and the Provision for income taxes was understated by $1.9 million and $1.3 million in 2016 and 2015, respectively.

The third misstatement was related to a design deficiency associated with transfer pricing. As a consequence, our Retained earnings were overstated by $0.2 million in 2015, Other tax liabilities - noncurrent, reported in Other long-term liabilities, were understated by $0.6 million in 2016 and the Provision for income taxes was understated by $0.2 million in both 2016 and 2015.

Management evaluated the materiality of all the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that they are not material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we are correcting these errors in every affected period in the 2015 and 2016 consolidated financial statements included in this Form 10-K.

During the fourth quarter of 2017, we identified errors in the unaudited interim condensed consolidated financial statements for the three months ended September 30, 2017. We identified an error in the recording of deferred revenue acquired in our acquisition of RainDance (see Note 2, "Acquisitions"). This resulted in an overstatement of revenue recorded in the third quarter of 2017 of $0.9 million that was corrected in the fourth quarter of 2017. In addition, we identified an error in an estimated employee benefit expense that resulted in an understatement of expenses reported in Cost of goods sold, Selling, general and administrative expense and Research and development expense, net, in the third quarter of 2017 of $3.8 million that was corrected in the fourth quarter of 2017. Finally, we identified an error during our reconciliation of various inventory accounts which resulted in an understatement of Cost of goods sold in the third quarter of 2017 of $3.5 million that was corrected in the fourth quarter of 2017. The impact of these errors resulted in an overstatement of our Provision for income taxes reported in the third quarter of 2017 of $2.9 million that was corrected in the fourth quarter of 2017.

Management evaluated the materiality of all the errors described in the previous paragraph from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that they are not material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of SAB 108. Accordingly, we are correcting these errors in the financial statements for the quarter ended September 30, 2017 included in this Form 10-K.

In 2017, we impaired goodwill associated with our 1999 acquisition of Pasteur Sanofi Diagnostics S.A. and with our 2013 acquisition of AbD Serotec in the amounts of $2.8 million and $8.7 million, respectively. Impairment for the Pasteur Sanofi Diagnostics S.A. was included in our Clinical Diagnostics segment's results of operations, and the impairment for AbD Serotec was included in our Life Science segment's results of operations. See Note 4 to the consolidated financial statements.

In December 2017, we announced the termination of an infectious disease research and development project, which is included in our Clinical Diagnostics segment's results of operations. As a result, we recorded restructuring charges related to severance and employee benefits of $11.0 million, and asset write-offs and exit costs of $10.1 million for the year ended December 31, 2017. The amounts recorded were reflected in Cost of goods sold of $2.3 million, in Selling, general and administrative expense of $3.3 million, and Research and development expense of $15.5 million in the Consolidated Statements of Income for the year ended December 31, 2017. The liability of $14.1 million as of December 31, 2017 consisted of $11.1 million recorded in Accrued payroll and employee benefits and $3.0 million recorded in Other current liabilities in the Consolidated Balance Sheets. See Note 15 to the consolidated financial statements.

In 2014, we acquired GnuBIO, Inc. (GnuBIO) as a business acquisition. It is included in our Clinical Diagnostics segment’s results of operations as a division, and is primarily based in Massachusetts. In September 2017, we announced that we are closing the GnuBIO research program facilities in Massachusetts. As a result, we recorded restructuring charges in September 2017 related to severance and employee benefits of $2.9 million and asset write-offs of $5.5 million. The amounts recorded were reflected in Selling, general and administrative expense of $0.8 million and in Research and development expense of $7.6 million in the Consolidated Statements of Income for the year ended December 31, 2017. The liability balance as of December 31, 2017 was $1.4 million and is recorded in Accrued payroll and employee benefits in the Consolidated Balance Sheets. We expect the remainder to be paid in early 2018. See Note 15 to the consolidated financial statements.

In February 2017, we acquired all the issued and outstanding stock of RainDance Technologies, Inc. (RainDance) for approximately $72.7 million. Cash payments at closing were $72.9 million. In addition, we had a cash payment of $10.0 million for a preexisting condition concurrent with the acquisition that was recorded in Cost of goods sold. The acquisition was included in our Life Science segment’s results of operations from the acquisition date and was accounted for as a business combination. RainDance's foundational intellectual property portfolio and product lines encompass a wide range of biological reactions in droplets, with potential applications in life science research and clinical research. These genomic tools provide ultra-sensitive detection of genetic variations in cancer as well as inherited and infectious diseases, enabling research in areas such as non-invasive liquid biopsy. We believe that RainDance's droplet-based solutions will extend our reach into next-generation sequencing applications and strengthen our position in the area of Droplet Digital™ PCR, offering customers solutions for a wide range of nucleic acid detection applications.

The final allocation for the payments of $72.9 million was $37.6 million to definite-lived intangibles, $0.2 million to acquired net assets, $26.2 million to goodwill, a deferred tax liability of $13.6 million primarily related to the purchased intangibles and a deferred tax asset of $22.5 million primarily related to the acquired net operating losses. The final allocation of the payments reflect the effects of correcting an error that were recorded in the fourth quarter of 2017. These corrections reduced goodwill, deferred revenue and deferred tax assets by $1.9 million, $3.3 million and $1.4 million, respectively, and had no significant impact on our Consolidated Statements of Income. See Note 2 to the consolidated financial statements.

During the fourth quarter of 2016, we fully impaired goodwill and in-process research and development in the amounts of $13.5 million and $46.4 million, respectively, associated with our 2014 acquisition of GnuBIO, Inc. During the second quarter of 2016, we impaired an intellectual property license associated with a research and development project for $2.4 million. See Note 4 to the consolidated financial statements.

In May 2016, we announced that we would take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with creation and evolution of our organization structure and coordinated with the implementation of our global single instance enterprise resource planning ("ERP") platform, are expected to be incurred through 2019. As a result, we recorded approximately $0.5 million and $12.5 million in restructuring charges related to severance and other employee benefits for the years ended December 31, 2017 and 2016, respectively. The liability of $6.3 million as of December 31, 2017 consisted of $6.2 million recorded in Accrued payroll and employee benefits and $0.1 million recorded in Other long-term liabilities in the Consolidated Balance Sheets. The amounts recorded were reflected in Cost of goods sold of $(0.2) million and $2.1 million, and in Selling, general and administrative expense of $0.7 million and $10.4 million in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, respectively. See Note 15 to the consolidated financial statements.

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

The fair value of the consideration as of the acquisition date was $32.8 million, which included $9.5 million paid in cash at the closing date and $23.3 million in contingent consideration potentially payable to Propel. The amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, and was recognized at its estimated fair value of $16.7 million as of December 31, 2017. See Notes 2 & 3 to the consolidated financial statements.

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

We have recorded a valuation allowance of $66.4 million as of December 31, 2017 and 2016 due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain foreign net operating losses carried forward and certain state research and development credits.  The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established, which would increase the tax provision, lowering income and impacting our financial position.  Should realization of these deferred tax assets for which a valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting Bio-Rad’s financial position.

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

On December 22, 2017, the U.S. enacted comprehensive tax legislation (the “Tax Act”). The new legislation contains significant tax provisions that affect us, including a one-time mandatory deemed repatriation tax on certain unrepatriated foreign earnings ("Transition Tax"), a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, and a change from a worldwide tax system to a modified territorial system.

We are required to recognize the effect of the tax law changes in the period of enactment, such as the computation of the Transition Tax, remeasurement of our U.S. deferred tax assets and liabilities, as well as reassessment of the net realizability of our deferred tax assets and liabilities.

Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification ("ASC") 740, "Income Taxes." In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but a reasonable estimate can be determined, the company must record a provisional estimate in the financial statements. For the year ended December 31, 2017, we recorded those amounts for which the accounting was complete or for which we were able to make reasonable estimates. The provisional estimates of the Transition Tax and remeasurement of our deferred tax assets and liabilities will be adjusted as additional information and guidance become available.

Valuation of Business Acquisitions, Goodwill and Long-lived Assets.  Upon the consummation of a business combination, we use multiple analyses to determine the fair market value of the consideration of assets acquired and liabilities assumed. Once the fair market value of the acquired business is determined, any residual value between fair market value and the consideration is defined as goodwill.

Goodwill represents the excess of the cost over the fair value of net tangible and identifiable intangible assets of acquired businesses, which could include contingent consideration. Contingent consideration is an obligation of the acquirer to transfer additional assets or equity interest to the former owners of an acquiree as part of the exchange for control of the acquiree if specified future events occur or conditions are met. Contingent consideration is reported at fair value each reporting period until the contingency is resolved. Any changes in fair value are recognized in earnings, which could become volatile over time depending on the facts and circumstances.

Goodwill amounts are assigned to reporting units at the time of acquisition and are adjusted for any subsequent significant transfers of business between reporting units. We assess the impairment of goodwill annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We perform the impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. On January 1, 2017, we adopted Accounting Standards Update 2017-04, "Simplifying the Test for Goodwill Impairment," in which a goodwill impairment will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

Impairment tests are highly sensitive to changes in assumptions and minor changes to assumptions that could result in impairment losses. Our forecasts utilized in our 2017 impairment test assumed, among other things, sales growth from executing our sales and marketing programs, new product introductions, successful product development and timely registration of our products when required, while controlling costs. In addition, external factors, such as currency, inflation rates, cost of capital, and forecasted tax rates could affect the determination of fair value of our reporting units. Aside from our Pasteur Sanofi Diagnostics S.A. and AbD Serotec reporting units, which reflected a carrying value that exceeded its fair value, our impairment tests resulted in excessive fair value over book value ranging from 8% to more than 400% for our various reporting units. One reporting unit, which consists mainly of our 2010 acquisition of Biotest AG, and our 2007 through 2009 acquisitions of DiaMed Holding AG, had excess fair value over book value of only 8% at December 31, 2017. Goodwill in the amount of $263.6 million is allocated to this reporting unit at December 31, 2017. If the initiatives mentioned above do not achieve the desired results, or external factors change detrimentally, future impairment losses may occur.

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

In 2017, we impaired goodwill associated with our 1999 acquisition of Pasteur Sanofi Diagnostics S.A. and with our 2013 acquisition of AbD Serotec in the amounts of $2.8 million and $8.7 million, respectively. The impairments were based upon a revision of our Level 3 valuation inputs, i.e., expected future cash flows. In 2016, we fully impaired goodwill and in-process research and development in the amounts of $13.5 million and $46.4 million, respectively, associated with our 2014 acquisition of GnuBIO, Inc. The impairments were based upon a revision of our Level 3 valuation inputs, i.e., expected future cash flows. Also in 2016, we impaired intellectual property in the amount of $2.4 million associated with the termination of a research and development project. There were no impairment losses recorded in 2015.

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

Results of Operations - Sales, Gross Margins and Expenses

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Year Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	45.0	45.0	44.5
Gross profit	55.0	55.0	55.5
Selling, general and administrative expense	37.4	39.5	37.7
Research and development expense	11.6	10.0	9.6
Net income	5.7	1.3	5.4

Net sales

Net sales (sales) in 2017 were $2.16 billion, an increase of 4.4% compared to $2.07 billion in 2016. Excluding the impact of foreign currency exchange rate fluctuations, 2017 sales increased by approximately 3.5% compared to 2016. Currency neutral sales growth was reflected in most regions.

The Life Science segment sales in 2017 were $785.2 million, an increase of 7.5% compared to 2016.  On a currency neutral basis, sales increased 6.8% compared to 2016. The currency neutral sales increase was primarily driven by growth in our Droplet Digital™ PCR and gene expression product lines, in addition to sales from our acquisition of RainDance in 2017. The currency neutral sales increase was primarily reflected in all regions except Latin America mostly due to government imposed spend control.

The Clinical Diagnostics segment sales in 2017 were $1.36 billion, an increase of 2.8% compared to 2016. On a currency neutral basis, sales increased 1.6% compared to 2016. The currency neutral sales increase was primarily attributable to growth across quality control, immunohematology, diabetes and immunology, partially offset by lower sales in infectious disease. On a geographic view, the currency neutral sales increases for 2017 were primarily reflected in Asia Pacific, excluding Japan, and Latin America, partially offset by lower sales in North America and Japan.

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

Gross margin

Consolidated gross margins were 55.0% in 2017 compared to 55.0% in 2016. Life Science segment gross margins in 2017 increased from 2016 by approximately 1.2 percentage points primarily due to higher margins in gene expression and digital biology businesses largely due to a decline in royalty expense for license agreements relating to amplification reagents. In addition, gross margins were impacted by legal matters that reduced cost of goods sold by approximately $10.4 million. These gross margin improvements were partially offset by $10.0 million for a preexisting condition and higher acquisition intangible amortization, both associated with the RainDance acquisition. Clinical Diagnostics segment gross margins in 2017 decreased by approximately 0.8 percentage points compared to 2016 primarily due to lower margin sales and the termination of an infectious disease research and development project that effected cost of goods sold at a cost of $2.3 million in 2017, partially offset by lower amortization of intangibles, licenses fees and favorable manufacturing variances as compared to 2016.

Beginning in 2013, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA), among other initiatives, provided for a 2.3% annual excise tax on the sales of certain medical devices in the U.S. Bio-Rad had been paying this excise tax on most of our U.S. Clinical Diagnostic sales, which we accounted for as a period cost in Cost of goods sold. However, the Consolidated Appropriations Act, 2016 (Pub. L. 114-113), signed into law on December 18, 2015, included a two year moratorium on the medical device excise tax. On January 22, 2018, the moratorium on the medical device excise tax was further extended until January 1, 2020.

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

Selling, general and administrative expense

Consolidated selling, general and administrative expenses (SG&A) decreased to $808.9 million or 37.4% of sales in 2017 compared to $816.7 million or 39.5% of sales in 2016.  Decreases to SG&A were primarily due to $21.0 million for various legal matters in 2016 that did not occur in 2017, including the Wadler judgment as discussed further in Note 13 to the consolidated financial statements compared to a few legal matters in 2017 that reduced SG&A by approximately $0.7 million, $10.4 million of restructuring costs associated with the European reorganization announced in June 2016 (see Note 15) that did not occur in 2017 compared to the other restructuring costs in 2017 of approximately $8.5 million that are also in Note 15 in addition to a few other reduction in force activities, lower contingent consideration of $19.7 million, lower third party commissions of $2.5 million and other numerous net costs of $12.1 million. Increases to SG&A primarily included employee-related expenses (excluding restructuring costs) of $17.0 million, facilities of $12.2 million, software of $7.7 million, bad debt expense of $5.4 million, advertising of $3.5 million, other taxes of $3.3 million, travel of $3.0 million and purchase accounting amortization of $1.0 million. Some of these increased costs were associated with the transition that took place to a new European operating model supported by the European ERP implementation, the inclusion of RainDance, closure costs for the GnuBIO research program facilities, and the termination of an infectious disease research and development project that all occurred in 2017.

Consolidated SG&A increased to $816.7 million or 39.5% of sales in 2016 compared to $762.0 million or 37.7% of sales in 2015.  Increases to SG&A primarily included employee-related expenses, our largest cost, which also included $10.4 million of restructuring costs, $21.0 million for various legal matters, including the Wadler judgment, professional fees, software, the revaluation of contingent consideration primarily associated with the cell sorting system and to a lesser extent the analytical flow cytometer platform, travel, facilities and recruitment/relocation. Decreases to SG&A in 2016 primarily included bad debt expense and a one-time distributor cost in 2015.

Research and development expense

Research and development expense increased to $250.3 million or 11.6% of sales in 2017 compared to $205.9 million or 10.0% of sales in 2016.  Life Science segment research and development expense increased in 2017 from 2016 primarily due to higher milestone expenses of $5.5 million associated with the 2016 Propel platform acquisition, and increased project activities, which included our recent RainDance acquisition. Clinical Diagnostics segment research and development expense increased in 2017 from 2016 primarily driven by a termination of an infectious disease research and development project of $15.5 million (see Note 15 to the consolidated financial statements), an asset purchase for an early stage diagnostic device for $7.5 million, and closure costs of $7.6 million that included severance and the impairment of equipment and leasehold improvements for the GnuBIO research program, which all occurred in 2017, partially offset by lower spending due to the timing of projects.

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

Impairment losses on goodwill and long-lived assets

In 2017, we impaired goodwill associated with our 1999 acquisition of Pasteur Sanofi Diagnostics S.A. and with our 2013 acquisition of AbD Serotec in the amounts of $2.8 million and $8.7 million, respectively. Impairment for the Pasteur Sanofi Diagnostics S.A. was included in our Clinical Diagnostics segment's results of operations, and the impairment for AbD Serotec was included in our Life Science segment's results of operations.

During the fourth quarter of 2016, we fully impaired goodwill and in-process research and development in the amounts of $13.5 million and $46.4 million, respectively, associated with our 2014 acquisition of GnuBIO, Inc. During the second quarter of 2016, we impaired an intellectual property license associated with a research and development project for $2.4 million.

Results of Operations – Non-operating

Interest expense

Interest expense in 2017 was unchanged from $21.9 million in 2016, and increased slightly in 2016 compared to $21.7 million in 2015.

Foreign currency exchange gains and losses

Foreign currency exchange gains and losses consist of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Net foreign currency exchange losses for 2017, 2016 and 2015 were $9.1 million, $4.5 million and $10.2 million, respectively.  The 2017, 2016 and 2015 net foreign currency exchange losses were attributable to market volatility, costs to hedge and the result of the estimating process inherent in the timing of shipments and payments of intercompany debt, the intercompany movement of assets and capital for the new European operating model in 2017, and our decision to reclassify a large percentage of our intercompany receivable from Brazil to long-term in 2015. All years are affected by the economic hedging program we employ to hedge our intercompany receivables and payables.

Other income and expense, net

Other income and expense, net includes investment and dividend income, generally interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  Other (income) expense, net in 2017 decreased to $12.2 million of income compared to $14.9 million of income in 2016. The decrease was primarily due to $6.4 million of higher other-than-temporary impairment losses on investments in 2017 than in 2016 in light of continuing declines in the investment market prices and investees' financial conditions at that time, partially offset by $1.2 million of higher dividend income in 2017 than in 2016 on the ordinary and preferred shares of our investment in Sartorius AG, and higher investment income.

Other (income) expense, net in 2016 increased to $14.9 million income compared to $11.1 million income in 2015. The increase was primarily due to higher dividend income in 2016 on the ordinary and preferred shares of our investment in Sartorius AG, and higher investment income.

Effective tax rate

On December 22, 2017, the U.S. enacted comprehensive tax legislation (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affect our 2017 financial statements, including, among other changes, the imposition of a one-time mandatory deemed repatriation tax (“Transition Tax”) on certain earnings accumulated offshore since 1986 and the reduction of the corporate tax rate from 35% to 21% for U.S. taxable income, resulting in a one-time remeasurement of U.S. federal deferred tax assets and liabilities.

Our effective tax rate was (25)%, 37% and 25% in 2017, 2016 and 2015, respectively. Prior year effective tax rates have been revised (see note 1 to the consolidated financial statements). As a result of the Tax Act, we recognized a provisional estimate for the Transition Tax and the remeasurement of our deferred taxes assets and liabilities, which decreased our provision for income taxes in 2017 by approximately $70 million. The effective tax rates for 2016 and 2015 included tax benefits from the repatriation of foreign earnings. The effective tax rate for 2016 included additional tax liabilities for unrecognized tax benefits related to the non-deductibility of interest expense in our foreign jurisdictions. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

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

We record liabilities for unrecognized tax benefits related to uncertain tax positions. We do not believe the resolution of our uncertain tax positions will have a material adverse effect on our consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

As of December 31, 2017, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.3 million. Substantially all such amounts will impact our effective income tax rate.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our domestic $200.0 million unsecured Credit Agreement, and to a lesser extent international lines of credit.  Borrowings under the 2014 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2017, however, $0.5 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019. In total under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $208.4 million available for borrowing and usage as of December 31, 2017, which was reduced by approximately $4.2 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

At December 31, 2017, we had available $755.0 million in cash, cash equivalents and short-term investments, of which approximately 23% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

Certain foreign subsidiary earnings are subject to U.S. taxation under the Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings.  It is generally our intention to repatriate those foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs.  While we currently estimate that the repatriation of those earnings would not trigger material costs, these estimates are provisional, and we are still evaluating the full impact of these potential repatriations in accordance with SAB 118.

Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. As of December 31, 2017 and December 31, 2016, we had accounts receivable, net of an allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $41.0 million and $32.7 million, respectively. While economic growth is improving in some geographical locations, instability still exists in some of the developed nations, such as a less dependable rate of growth in the Chinese economy and in emerging markets, especially those oil producing countries that have been affected by a decline in oil prices, which may adversely affect our future cash flows.

Cash Flows from Operations

Net cash provided by operations was $103.9 million, $216.4 million and $186.2 million in 2017, 2016, and 2015, respectively.  The net decrease between 2017 and 2016 of $112.5 million primarily resulted from:

•
more cash paid to suppliers primarily related to increased inventory, higher employee related costs primarily for merit increases, an asset purchase for an early stage diagnostic device for $7.5 million, $10.0 million for the RainDance preexisting condition, and higher value added taxes in part due to the European reorganization,

•
higher net payments in 2017 compared to 2016 for forward foreign exchange contracts primarily associated with the timing of product shipments, intercompany debt payments, and the intercompany movement of assets and capital for the new European operating model, and

•	lower income tax refunds in 2017 compared to 2016, partially offset by

•
higher cash received from customers in 2017 primarily due to higher sales, partially offset by higher accounts receivable balances due in part to implementation matters associated with the European ERP system, and

•	higher investment income received.

The net increase between 2016 and 2015 of $30.2 million primarily resulted from:

•	higher cash received from customers in 2016 primarily due to lower U.S. collections in the second half of 2015 from delays associated with the second phase of an ERP implementation, and

•	higher investment income received, partially offset by

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

We regularly review past due receivables to assess the allowance for doubtful accounts and believe net accounts receivable are fully realizable. We also routinely review inventory for the impact of obsolescence and changes in market prices caused by the introduction of new products, technologies and in government reimbursement policies. Cash flows from operations during the first quarter have historically had larger payments for royalties, fourth quarter sales commissions to third parties and annual employee bonuses, and we expect this pattern to recur in the first quarter of 2018.

Cash Flows from Investing Activities

Net cash used in investing activities was $175.6 million, $213.9 million and $166.9 million for 2017, 2016 and 2015, respectively. Proceeds from sales and maturities, net of purchases of marketable securities and investments combined, were $17.1 million in 2017 compared to net purchases in 2016 of 58.2 million. Purchases, net of sales and maturities of marketable securities and investments combined, had an overall decrease of $13.2 million in 2016 compared to 2015 primarily due to a decrease in maturities and securities sales, partially offset by a decrease in purchases.

Short-term restricted investments of $5.6 million, $4.6 million and $4.2 million for 2017, 2016 and 2015, respectively, represent a money market fund for collateral that secures worker's compensation and general liability insurance. Investment income accrues to us and is recorded in Investment proceeds and miscellaneous receipts, net in the Consolidated Statements of Cash Flows.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

Purchases of intangible assets in 2017 were primarily due to a $3.8 million payment for an acquired technology and know-how to expand our product offerings, and in 2016 and 2015 were primarily due to purchases of licenses. Payments for acquisitions, net of cash received, and long-term investments in 2017 and 2016 were primarily due to the following:

•	in February 2017, we acquired all the issued and outstanding stock of RainDance for approximately $72.7 million including certain assumed net liabilities. Cash payments at closing were $72.9 million.

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

Capital expenditures in 2017 totaled $111.3 million, compared to $141.4 million and $112.0 million in 2016 and 2015, respectively. Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we implement the remaining smaller phases of the ERP platform, we expect capital expenditures to decline over the next couple of years. Capital expenditures were lower in 2017 than in 2016 as implementation costs were higher in 2016 for the third phase of the ERP platform, which was implemented in April 2017. Capital expenditures were lower in 2015 compared to 2016 as the second phase of the ERP system was implemented in July 2015 and the third phase ramped up in 2016. The current estimated future project cost for global implementation for the single instance ERP platform is projected to be $140 million, and is estimated to take approximately the next 3 to 4 years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.3 million, $9.0 million and $8.6 million in 2017, 2016 and 2015, respectively, and was primarily sourced from proceeds from issuance of our common stock. In 2017, 2016 and 2015, there were payments of $3.7 million, $3.5 million and $3.0 million, respectively, to Propel Labs' shareholders in contingent consideration for sales milestones that were associated with the valuations as of the 2016 and 2012 acquisition dates. In addition, we repurchased our common stock under our repurchase program as described below.

We have outstanding Senior Notes of $425.0 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

On November 28, 2017, we announced that the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250 million of outstanding shares of our common stock. This new authorization superseded the prior authorization of up to $18.0 million of Bio-Rad's common stock. During the second and third quarters of 2017, we made open market purchases of 13,200 shares of our Class A common stock. In September 2017, we used 12,740 of the repurchased shares in connection with the vesting of restricted stock units under the 2007 Incentive Award Plan in order to obtain a tax deduction in some of our foreign entities. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during 2017, 2016 or 2015.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2017 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$436.9	$0.4	$425.6	$0.6	$10.3
Interest payments (1)	60.9	20.7	40.2	—	—
Operating lease obligations (2)	144.9	39.3	60.3	30.0	15.3
Purchase obligations (3)	24.5	3.7	7.5	7.5	5.8
Long-term liabilities (4)	131.3	10.4	24.9	9.5	86.5

(1) These amounts represent expected cash payments, including capital lease obligations, which are included in our December 31, 2017 Consolidated Balance Sheet. Our debt is fixed and primarily consists of the 4.875% Notes. See Note 5 of the Consolidated Financial Statements for additional information about our debt.

(2) Operating lease obligations are described in Note 12 of the Consolidated Financial Statements.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms.  Purchase obligations exclude agreements that are cancelable without penalty.

(4) Excluded from this table are tax liabilities for uncertain tax positions and contingencies in the amount of $53.2 million.  We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above.  See Note 6 of the Consolidated Financial Statements for additional information about our income taxes.

Recent Accounting Standards Updates

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2018-03, "Technical Corrections and Improvements to Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2018-03 amends certain items in ASU 2016-01 (see below) such as equity securities without a readily determinable fair value. ASU 2018-03 clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value and once made the election is irrevocable. If an entity measures equity securities without readily determinable fair values at fair value, it must record a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years beginning after June 15, 2018, with early adoption permitted. As of December 31, 2017, we accounted for our investment of the ordinary shares of Sartorius AG at cost and the fair value is not readily determinable as the stock is too thinly traded (see Note 3 to the consolidated financial statements). Under ASU 2016-01 (see below), we will account for the ordinary shares of Sartorius AG at cost, less any impairment, and plus or minus subsequent adjustments for observable price changes as we do not anticipate a material transaction that would provide an observable price change to the ordinary shares of Sartorius AG based on the current ownership interests by the Sartorius family trust, Sartorius family members, and Bio-Rad Laboratories, Inc.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 gives entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income ("OCI") that the FASB refers to as having been stranded in accumulated OCI as a result of the Tax Act. We early adopted ASU 2018-02 in the period of adoption of the Tax Act during the fourth quarter of 2017. We elected to reclassify the income tax effects of the Tax Act on the remeasurement of our deferred tax liabilities related to our available-for-sale equity securities, including our preferred shares in Sartorius AG, by increasing OCI and decreasing Retained earnings by $120.1 million.

In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting." ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will allow companies to make certain changes to awards, such as vesting conditions, without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. We early adopted ASU 2017-09 during the second quarter of 2017, which has not affected our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost, which is comprised of several components, in the income statement. Under ASU 2017-07, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period, and will be the only costs eligible for capitalization. Employers will present the other components separately from the line item(s) that includes the service cost outside of the subtotal of Income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. We do not expect ASU 2017-07 to have a material impact to our financial statements.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 provides a more stream-lined approach to evaluating goodwill impairment and we early adopted on January 1, 2017 on a prospective basis as a change in accounting principle. See Note 4 to the consolidated financial statements for an update on goodwill impairment.

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. We early adopted ASU 2017-01 on January 1, 2017 on a prospective basis, and it has not had a material impact to our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We do not expect ASU 2016-18 to have a material impact to our financial statements and will only impact our statements of cash flows presentation.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-16 will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We estimate the impact to be a cumulative-effect decrease to Retained earnings and predominately a decrease to Other assets of approximately $17 million.

In August 2016, FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect ASU 2016-15 to have a material impact to our statements of cash flows.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than permitted today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted ASU 2016-09 prospectively as a change in accounting principle on January 1, 2017, and prior periods have not been adjusted. In addition we made a policy election to account for forfeitures as they occur. ASU 2016-09 also requires to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. As a result of adopting ASU 2016-09 as of January 1, 2017, the cumulative effect of the change on Retained earnings decreased by $0.3 million, and increased Additional paid-in capital and Deferred tax assets by $0.4 million and $0.1 million, respectively, in the Consolidated Balance Sheet.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under current guidance, an investor that does not consolidate an investment and initially accounts for it under a method other than the equity method is required to retrospectively apply the equity method in prior periods in which it held the investment when it subsequently obtained significant influence. We adopted ASU 2016-07 on January 1, 2017 on a prospective basis, which currently has not affected our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification, for which changes in fair value are reported in other comprehensive income, for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, the cost method is also eliminated. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For equity securities that would be affected by ASU 2016-01, see the available-for-sale investments table in Note 3 to the consolidated financial statements, which primarily consists of our investment in Sartorius AG preferred shares. We expect that the impact of adoption may be material to our consolidated statement of income. In addition to the affected securities per Note 3, we own ordinary voting stock of Sartorius AG and accounted for this investment under the cost method. Effective January 1, 2018 under 2016-01, we will account for our investment of the ordinary shares of Sartorius AG at cost, less any impairment, and plus or minus subsequent adjustments for observable price changes.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” We prospectively adopted ASU 2015-11 as a change in accounting principle on January 1, 2017, which did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" which affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which amends and clarifies certain aspects in ASU 2014-09 that include collectability, presentation of sales and other taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or cumulative effect transition method. We will use the cumulative effect transition method when we adopt ASUs 2014-09, 2016-20, 2016-12, 2016-10 and 2016-08 on January 1, 2018. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. We have completed our preliminary assessment of individual contracts to identify performance obligations under these ASU’s, as compared with the deliverables and separate units of accounting previously identified under current U.S. GAAP.

Based on our preliminary assessment we have not identified any material changes in the timing of revenue recognition that could result in a significant transition adjustment upon our adoption of the new accounting standard on January 1, 2018 and the accounting for costs incurred to obtain a contract is immaterial. However, we are still in the process of the following: Assessing the impact of the accounting on our reagent agreements to determine if there are any differences in the timing of revenue recognition; finalizing the required changes to our accounting policies, systems and internal control over financial reporting, and assessing the new disclosure requirements that will be implemented upon our adoption of the new standard.

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

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates.  All other variables were held constant.  Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates.  A decline of 10% on quoted foreign exchange rates would result in an approximate net-present-value loss of $37 million on our derivative position as of December 31, 2017.  This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates.  Due to the relatively small amount of short-term variable rate debt we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%.  Our long-term debt consists primarily of fixed-rate instruments, and is thus insulated from interest rate changes.  As of December 31, 2017, the overall interest rate risk associated with our debt was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Reports of Independent Registered Public Accounting Firm	45-47
Consolidated Balance Sheets at December 31, 2017 and 2016	48-49
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2017	50
Consolidated Statements of Comprehensive Income for each of the three years in the period
December 31, 2017	51
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2017	52
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years
in the period ended December 31, 2017	53
Notes to Consolidated Financial Statements	54-99

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors

Bio-Rad Laboratories, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 13, 2018 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2013.

San Francisco, California
April 13, 2018

To the Stockholders and Board of Directors

Bio‑Rad Laboratories, Inc.:

Opinion on Internal Control Over Financial Reporting
        We have audited Bio-Rad Laboratories, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule (collectively, the consolidated financial statements) and our report dated April 13, 2018 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the control environment, risk assessment and control activities of certain European entities has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

San Francisco, California
April 13, 2018

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$383,824	$456,264
Short-term investments	371,154	383,176
Restricted investments	5,560	4,560
Accounts receivable, less allowance for doubtful accounts of $25,549 at 2017 and $23,367 at 2016	464,847	372,348

Inventories:
Raw materials	113,925	116,540
Work in process	142,589	125,982
Finished goods	338,290	282,439
Total inventories	594,804	524,961

Prepaid expenses	146,135	91,014
Other current assets	10,325	12,201
Total current assets	1,976,649	1,844,524

Property, plant and equipment:
Land and improvements	18,026	17,895
Buildings and leasehold improvements	315,984	300,834
Equipment	971,140	908,659
Total property, plant and equipment	1,305,150	1,227,388
Less: accumulated depreciation and amortization	(811,654)	(738,774)
Property, plant and equipment, net	493,496	488,614

Goodwill, net	506,069	477,115
Purchased intangibles, net	174,113	161,609
Other investments	1,027,736	830,790
Other assets	94,949	47,852
Total assets	$4,273,012	$3,850,504

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (continued) (In thousands, except share data)

	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,182	$133,109
Accrued payroll and employee benefits	171,632	163,364
Notes payable and current maturities of long-term debt	420	334
Income and other taxes payable	39,941	28,124
Deferred revenue	28,233	31,003
Other current liabilities	127,288	115,388
Total current liabilities	502,696	471,322

Long-term debt, net of current maturities	434,581	434,186
Deferred income taxes	222,209	225,299
Other long-term liabilities	183,276	140,537
Total liabilities	1,342,762	1,271,344

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 24,679,127 and 24,454,048 at 2017 and 2016, respectively; shares outstanding - 24,678,545 and 24,453,926 at 2017 and 2016, respectively	2	2
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued - 5,107,674 and 5,123,883 at 2017 and 2016, respectively; shares outstanding - 5,106,757 and 5,122,966 at 2017 and 2016, respectively	1	1
Additional paid-in capital	361,231	332,911
Class A treasury stock at cost, 582 shares at 2017 and 122 shares at 2016	(128)	(12)
Class B treasury stock at cost, 917 shares at 2017 and 2016	(89)	(89)
Retained earnings	1,830,439	1,828,581
Accumulated other comprehensive income	738,794	417,766
Total stockholders’ equity	2,930,250	2,579,160
Total liabilities and stockholders’ equity	$4,273,012	$3,850,504

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Net sales	$2,160,153	$2,068,172	$2,019,441
Cost of goods sold	972,754	930,085	897,771
Gross profit	1,187,399	1,138,087	1,121,670
Selling, general and administrative expense	808,942	816,724	761,990
Research and development expense	250,301	205,864	192,972
Impairment losses on goodwill and long-lived assets	11,506	62,305	—
Income from operations	116,650	53,194	166,708
Interest expense	21,914	21,942	21,692
Foreign exchange losses, net	9,128	4,542	10,249
Other (income) expense, net	(12,197)	(14,850)	(11,080)
Income before income taxes	97,805	41,560	145,847
Benefit from (provision for) income taxes	24,444	(15,560)	(36,608)
Net income	$122,249	$26,000	$109,239

Basic earnings per share:
Net income per basic share	$4.12	$0.88	$3.74
Weighted average common shares - basic	29,655	29,440	29,186

Diluted earnings per share:
Net income per diluted share	$4.07	$0.88	$3.71
Weighted average common shares - diluted	30,034	29,646	29,409

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$122,249	$26,000	$109,239
Other comprehensive income (loss):
Foreign currency translation adjustments	76,050	(32,394)	(37,536)
Foreign other post-employment benefits adjustments, net of income taxes	(3,767)	2,086	(4,403)
Net unrealized holding gains on available-for-sale (AFS) investments, net of income taxes and effect of adoption of ASU 2018-02*	248,745	65,936	205,132
Other comprehensive income, net of income taxes	321,028	35,628	163,193
Comprehensive income	$443,277	$61,628	$272,432

*See Note 1, "Significant Accounting Policies" under "Recent Accounting Standards Update"
Reclassification adjustments are calculated using the specific identification method.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Cash received from customers	$2,093,948	$2,074,024	$1,956,084
Cash paid to suppliers and employees	(1,918,971)	(1,810,844)	(1,730,062)
Interest paid, net	(21,124)	(21,318)	(20,793)
Income tax payments, net	(52,136)	(38,442)	(31,715)
Investment proceeds and miscellaneous receipts, net	19,892	15,683	11,953
Excess tax benefits from share-based compensation	—	(1,506)	(3,610)
(Payments for) proceeds from forward foreign exchange contracts, net	(17,724)	(1,164)	4,353
Net cash provided by operating activities	103,885	216,433	186,210
Cash flows from investing activities:
Capital expenditures	(111,332)	(141,436)	(112,000)
Proceeds from dispositions of property, plant and equipment	86	398	79
Payments for acquisitions and long-term investment	(76,645)	(14,165)	(4,356)
Payments for purchases of intangible assets	(3,795)	(135)	(1,372)
Payments for purchases of restricted investment	(1,000)	(350)	(4,210)
Payments for purchases of marketable securities and investments	(282,656)	(278,071)	(294,497)
Proceeds from sales of marketable securities and investments	97,523	76,859	78,664
Proceeds from maturities of marketable securities and investments	202,247	143,020	170,823
Net cash used in investing activities	(175,572)	(213,880)	(166,869)
Cash flows from financing activities:
Net (payments) borrowings on line-of-credit arrangements and notes payable	(36)	37	—
Payments on long-term borrowings	(316)	(303)	(282)
Proceeds from issuances of common stock for share-based compensation	7,294	11,280	8,236
Payments for purchases of treasury stock	(2,920)	—	—
Payments of contingent consideration	(3,681)	(3,500)	(2,983)
Excess tax benefits from share-based compensation	—	1,506	3,610
Net cash provided by financing activities	341	9,020	8,581
Effect of foreign exchange rate changes on cash	(1,094)	(12,858)	16,376
Net (decrease) increase in cash and cash equivalents	(72,440)	(1,285)	44,298
Cash and cash equivalents at beginning of year	456,264	457,549	413,251
Cash and cash equivalents at end of year	$383,824	$456,264	$457,549

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Statements of Changes in Stockholders’ Equity (In thousands)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at December 31, 2014	$3	$271,346	$(101)	$1,693,342	$218,945	$2,183,535
Net income	—	—	—	109,239	—	109,239
Other comprehensive loss, net of tax	—	—	—	—	163,193	163,193
Issuance of common stock	—	8,236	—	—	—	8,236
Stock compensation expense	—	16,983	—	—	—	16,983
Tax benefit-exercise stock options	—	3,843	—	—	—	3,843
Balance at December 31, 2015	3	300,408	(101)	1,802,581	382,138	2,485,029
Net income	—	—	—	26,000	—	26,000
Other comprehensive income, net of tax	—	—	—	—	35,628	35,628
Issuance of common stock	—	11,280	—	—	—	11,280
Stock compensation expense	—	19,730	—	—	—	19,730
Tax benefit-exercise stock options	—	1,493	—	—	—	1,493
Balance at December 31, 2016	3	332,911	(101)	1,828,581	417,766	2,579,160
Effect of adoption of ASU 2016-09*	—	391	—	(256)	—	135
Net income	—	—	—	122,249	—	122,249
Other comprehensive income, net of tax	—	—	—	—	200,893	200,893
Effect of adoption of ASU 2018-02*	—	—	—	(120,135)	120,135	—
Issuance of common stock	—	4,490	—	—	—	4,490
Stock compensation expense	—	23,439	—	—	—	23,439
Purchase of treasury stock	—	—	(2,920)	—	—	(2,920)
Issuance of treasury stock	—	—	2,804			2,804
Balance at December 31, 2017	$3	$361,231	$(217)	$1,830,439	$738,794	$2,930,250

*See Note 1, "Significant Accounting Policies" under "Recent Accounting Standards Update"

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

Short-term Restricted Investments

Short-term restricted investments of $5.6 million and $4.6 million at December 31, 2017 and 2016, respectively, represent a money market fund that is renewed annually for collateral that secures worker's compensation and general liability insurance. Investment income accrues to Bio-Rad and is recorded in Cash and cash equivalents in the Consolidated Balance Sheets.

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

Effective January 1, 2017 in accordance with Accounting Standards Update No. 2017-04, "Simplifying the Test for Goodwill Impairment," the goodwill impairment amount will be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. We use a projected discounted cash flow model to determine the fair value of a reporting unit.

Prior to January 1, 2017, the goodwill impairment test consisted of a two-step process.  The first step of the goodwill impairment test, used to identify potential impairment, compared the fair value of a reporting unit to its carrying value, including goodwill. We used a projected discounted cash flow model to determine the fair value of a reporting unit.  If the fair value of the reporting unit exceeded its carrying amount, goodwill of the reporting unit was considered not impaired, and the second step of the impairment test was not required.  The second step, if required, compared the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The fair value of a reporting unit was allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  If the carrying amount of the reporting unit’s goodwill exceeded its implied fair value, an impairment charge is recognized in an amount equal to that excess.

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

On December 22, 2017, the U.S. enacted comprehensive tax legislation (the “Tax Act”). The new legislation contains significant tax provisions that affect us, including a one-time mandatory deemed repatriation tax on certain unrepatriated foreign earnings ("Transition Tax"), a reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, and a change from a worldwide tax system to a modified territorial system.

We are required to recognize the effect of the tax law changes in the period of enactment, such as the computation of the Transition Tax, remeasurement of our U.S. deferred tax assets and liabilities, as well as reassessment of the net realizability of our deferred tax assets and liabilities.

Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification ("ASC") 740, "Income Taxes." In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but a reasonable estimate can be determined, the company must record a provisional estimate in the financial statements. For the year ended December 31, 2017, we recorded those amounts for which the accounting was complete or for which we were able to make reasonable estimates. The provisional estimates of the Transition Tax and remeasurement of our deferred tax assets and liabilities will be adjusted as additional information and guidance become available. We expect to complete the relevant analysis no later than December 31, 2018.

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

Reagent agreements are a diagnostic industry sales method that provides use of an instrument and consumables (reagents) to a customer on a per test basis.  We evaluate our reagent agreements and account for these contracts under the guidance pertaining to accounting for revenue arrangements with multiple deliverables.  Our reagent agreements represent one unit of accounting as the instrument and consumables are interdependent in producing a diagnostic result that neither has a stand-alone value with respect to these agreements. All revenues that we earn under our reagent agreements are recognized pursuant to the terms of each agreement and are based and entirely contingent upon either (i) when the consumables to conduct a fixed number of tests are delivered or (ii) cost per test conducted and reported. Revenue on a cost per reported basis is estimated in the current period, and billed at actual in the month reported by our customer.

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

Changes in the warranty accrual, included in Other current liabilities and Other long-term liabilities, were as follows (in millions):

	2017	2016
January 1	$17.6	$17.4
Provision for warranty	29.9	33.4
Actual warranty costs	(28.8)	(33.2)
December 31	$18.7	$17.6

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

Share-Based Compensation Plans

Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value.  We recognize these compensation costs net of forfeitures over the requisite service period of the award, which is generally the vesting term of the share-based payment awards.  Starting in 2017, we recognize forfeitures as they occur due to a change in accounting principle, and in prior periods we estimated the forfeiture rate based on our historical experience.  These plans are described more fully in Note 9.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Basic weighted average shares outstanding	29,655	29,440	29,186
Effect of potentially dilutive stock options
and restricted stock awards	379	206	223
Diluted weighted average common shares	30,034	29,646	29,409
Anti-dilutive stock options and restricted stock awards
excluded from the computation of diluted EPS	13	113	109

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

RECLASSIFICATION OF CERTAIN AMOUNTS, AND CORRECTION OF IMMATERIAL ERRORS

2016 Reclassification of Buildings and leasehold improvements, and Equipment

Upon our implementation of our global single instance enterprise resource planning ("ERP") platform in Europe during the second quarter of 2017, $10.5 million of assets in France were misclassified as Equipment that should have been reported as Buildings and leasehold improvements in periods prior to 2017. The reclassification on the 2016 balance conforms to the correct balance sheet presentation as of December 31, 2017, and there was no impact on the Consolidated Statements of Income or Cash Flows. Please see the table below for the corrected amounts for Buildings and leasehold improvements, and Equipment.

2016 and 2015 Misstatement of Income Taxes

During 2016 and 2015, there were three different misstatements associated with income taxes. The first misstatement was related to our second implementation of our global single instance ERP platform in the U.S. in the third quarter of 2015. Part of the data migrated was not reconciled timely, resulting in the double counting of a deferred tax asset. As a consequence, Deferred income taxes in 2016 were understated by $2.4 million and the Provision for income taxes was understated by $2.4 million in 2015.

The second misstatement was related to the misapplication of a tax rule related to foreign dividend income. As a consequence, Retained earnings were overstated by $1.4 million in 2015, Other tax liabilities - noncurrent, reported in Other long-term liabilities, were understated by $4.6 million in 2016 and the Provision for income taxes was understated by $1.9 million and $1.3 million in 2016 and 2015, respectively.

The third misstatement was related to a design deficiency associated with transfer pricing. As a consequence, our Retained earnings were overstated by $0.2 million in 2015, Other tax liabilities - noncurrent, reported in Other long-term liabilities, were understated by $0.6 million in 2016 and the Provision for income taxes was understated by $0.2 million in both 2016 and 2015.

The impact of the reclassification, and the immaterial error corrections, both described above on our Consolidated Balance Sheet and Consolidated Statements of Income for the periods presented is as follows (in thousands, except per share data):

	December 31, 2016
	As reported	Adjustment	As revised
Buildings and leasehold improvements	$290,367	$10,467	$300,834
Equipment	919,126	(10,467)	908,659
Deferred income taxes	222,919	2,380	225,299
Other long-term liabilities	135,318	5,219	140,537
Total liabilities	1,263,745	7,599	1,271,344
Retained earnings	1,836,180	(7,599)	1,828,581
Total stockholders' equity	$2,586,759	$(7,599)	$2,579,160

	Year ended December 31,
	2016			2015
	As reported	Adjustment	As revised	As reported	Adjustment	As revised
Provision for income taxes	$(13,435)	$(2,125)	$(15,560)	$(32,754)	$(3,854)	$(36,608)
Net income	$28,125	$(2,125)	$26,000	$113,093	$(3,854)	$109,239
Net income per basic share	$0.96	$(0.08)	$0.88	$3.87	$(0.13)	$3.74
Net income per diluted share	$0.95	$(0.07)	$0.88	$3.85	$(0.14)	$3.71

Management evaluated the materiality of all the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that they are not material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we are correcting these errors in every affected period in the 2015 and 2016 consolidated financial statements included in this Form 10-K.

Recent Accounting Standards Updates

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2018-03, "Technical Corrections and Improvements to Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2018-03 amends certain items in ASU 2016-01 (see below) such as equity securities without a readily determinable fair value. ASU 2018-03 clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value and once made the election is irrevocable. If an entity measures equity securities without readily determinable fair values at fair value, it must record a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is adopted. ASU 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years beginning after June 15, 2018, with early adoption permitted. As of December 31, 2017, we accounted for our investment of the ordinary shares of Sartorius AG at cost and the fair value is not readily determinable as the stock is too thinly traded (see Note 3 to the consolidated financial statements). Under ASU 2016-01 (see below), we will account for the ordinary shares of Sartorius AG at cost, less any impairment, and plus or minus subsequent adjustments for observable price changes as we do not anticipate a material transaction that would provide an observable price change to the ordinary shares of Sartorius AG based on the current ownership interests by the Sartorius family trust, Sartorius family members, and Bio-Rad Laboratories, Inc.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 gives entities the option to reclassify to retained earnings tax effects related to items in Accumulated other comprehensive income ("OCI") that the FASB refers to as having been stranded in Accumulated OCI as a result of the Tax Act. We early adopted ASU 2018-02 in the period of adoption of the Tax Act during the fourth quarter of 2017. We elected to reclassify the income tax effects of the Tax Act on the remeasurement of our deferred tax liabilities related to our available-for-sale equity securities, including our preferred shares in Sartorius AG, by increasing OCI and decreasing Retained earnings by $120.1 million.

In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting." ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will allow companies to make certain changes to awards, such as vesting conditions, without accounting for them as modifications. It does not change the accounting for modifications. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. We early adopted ASU 2017-09 during the second quarter of 2017, which has not affected our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." ASU 2017-07 will change how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost, which is comprised of several components, in the income statement. Under ASU 2017-07, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period, and will be the only costs eligible for capitalization. Employers will present the other components separately from the line item(s) that includes the service cost outside of the subtotal of Income from operations. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Employers will apply the guidance on the presentation of the components of net periodic benefit cost in the income statement retrospectively. We do not expect ASU 2017-07 to have a material impact to our financial statements.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment." ASU 2017-04 removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 provides a more stream-lined approach to evaluating goodwill impairment and we early adopted on January 1, 2017 on a prospective basis as a change in accounting principle. See Note 4 to the consolidated financial statements for an update on goodwill impairment.

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business." ASU 2017-01 changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value is concentrated in a single asset or a group of similar assets, the acquired set is not a business. If this is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Determining whether a set constitutes a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. We early adopted ASU 2017-01 on January 1, 2017 on a prospective basis, and it has not had a material impact to our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. We do not expect ASU 2016-18 to have a material impact to our financial statements and will only impact our statements of cash flows presentation.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." ASU 2016-16 requires immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  Existing GAAP prohibits recognition of income tax consequences of intercompany asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements.  ASU 2016-16 specifically excludes from its scope intercompany inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-16 will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We estimate the impact to be a cumulative-effect decrease to Retained earnings and predominately a decrease to Other assets of approximately $17 million.

In August 2016, FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We do not expect ASU 2016-15 to have a material impact to our statements of cash flows.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than permitted today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted ASU 2016-09 prospectively as a change in accounting principle on January 1, 2017, and prior periods have not been adjusted. In addition, we made a policy election to account for forfeitures as they occur. ASU 2016-09 also requires to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. As a result of adopting ASU 2016-09 as of January 1, 2017, the cumulative effect of the change on Retained earnings decreased by $0.3 million, and increased Additional paid-in capital and Deferred tax assets by $0.4 million and $0.1 million, respectively, in the Consolidated Balance Sheet.

In March 2016, the FASB issued ASU 2016-07, "Simplifying the Transition to the Equity Method of Accounting," which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under current guidance, an investor that does not consolidate an investment and initially accounts for it under a method other than the equity method is required to retrospectively apply the equity method in prior periods in which it held the investment when it subsequently obtained significant influence. We adopted ASU 2016-07 on January 1, 2017 on a prospective basis, which currently has not affected our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification, for which changes in fair value are reported in other comprehensive income, for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, the cost method is also eliminated. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For equity securities that would be affected by ASU 2016-01, see the available-for-sale investments table in Note 3 to the consolidated financial statements, which primarily consists of our investment in Sartorius AG preferred shares. We expect that the impact of adoption may be material to our consolidated statement of income. In addition to the affected securities per Note 3, we own ordinary voting stock of Sartorius AG and accounted for this investment under the cost method. Effective January 1, 2018 under 2016-01, we will account for our investment of the ordinary shares of Sartorius AG at cost, less any impairment, and plus or minus subsequent adjustments for observable price changes.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under current guidance, an entity subsequently measures inventory at the lower of cost or market, with market defined as replacement cost, net realizable value (NRV), or NRV less a normal profit margin. An entity uses current replacement cost provided that it is not above NRV (i.e., the ceiling) or below NRV less an “approximately normal profit margin” (i.e., the floor). ASU 2015-11 eliminates this analysis and requires entities to measure most inventory “at the lower of cost and NRV.” We prospectively adopted ASU 2015-11 as a change in accounting principle on January 1, 2017, which did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In December 2016, the FASB issued ASU 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers" which affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which amends and clarifies certain aspects in ASU 2014-09 that include collectability, presentation of sales and other taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or cumulative effect transition method. We will use the cumulative effect transition method when we adopt ASUs 2014-09, 2016-20, 2016-12, 2016-10 and 2016-08 on January 1, 2018. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted. We have completed our preliminary assessment of individual contracts to identify performance obligations under these ASU’s, as compared with the deliverables and separate units of accounting previously identified under current U.S. GAAP. Based on our preliminary assessment we have not identified any material changes in the timing of revenue recognition that could result in a significant transition adjustment upon our adoption of the new accounting standard on January 1, 2018 and the accounting for costs incurred to obtain a contract is immaterial. However, we are still in the process of the following: Assessing the impact of the accounting on our reagent agreements to determine if there are any differences in the timing of revenue recognition; finalizing the required changes to our accounting policies, systems and internal control over financial reporting, and assessing the new disclosure requirements that will be implemented upon our adoption of the new standard.

2.    ACQUISITIONS

RainDance Technologies, Inc.
In February 2017, we acquired all the issued and outstanding stock of RainDance Technologies, Inc. (RainDance) for approximately $72.7 million. Cash payments at closing were $72.9 million. In addition, we had a cash payment of $10.0 million for a preexisting condition concurrent with the acquisition that was recorded in Cost of goods sold. The acquisition was included in our Life Science segment’s results of operations from the acquisition date and was accounted for as a business combination. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. The goodwill related to this acquisition is not deductible for income tax purposes. Pro forma financial statements are not provided as the acquisition is immaterial to Bio-Rad taken as a whole for the periods presented.
The final allocation for the payments of $72.9 million was $37.6 million to definite-lived intangibles, $0.2 million to acquired net assets, $26.2 million to goodwill, a deferred tax liability of $13.6 million primarily related to the purchased intangibles and a deferred tax asset of $22.5 million primarily related to the acquired net operating losses. The final allocation of the payments reflect the effects of correcting an error that were recorded in the fourth quarter of 2017. These corrections reduced goodwill, deferred revenue and deferred tax assets by $1.9 million, $3.3 million and $1.4 million, respectively, and had no significant impact on our Consolidated Statements of Income.
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

The fair value of the consideration as of the acquisition date was $32.8 million, which included $9.5 million paid in cash at the closing date and $23.3 million in contingent consideration potentially payable to Propel. The amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, and was recognized at its estimated fair value of $16.7 million as of December 31, 2017 (see Note 3, "Fair Value Measurements").

The fair values of the net assets acquired from Propel as of the acquisition date were determined to be $32.7 million of definite-lived intangible assets and $0.1 million of goodwill. The goodwill related to this acquisition is deductible for income tax purposes. The acquired analytical flow cytometer platform fits well into Bio-Rad’s existing Life Science segment product offerings and may offer researchers greater access to this technology.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2017 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$36.0	$—	$36.0
Time deposits	43.7	10.0	—	53.7
U.S. government sponsored agencies	—	11.2	—	11.2
Money market funds	3.4	—	—	3.4
Total cash equivalents	47.1	57.2	—	104.3
Restricted investment:	5.6	—	—	5.6
Available-for-sale investments (b):
Corporate debt securities	—	185.7	—	185.7
U.S. government sponsored agencies	—	67.6	—	67.6
Foreign government obligations	—	3.4	—	3.4
Brokered certificates of deposit	—	0.7	—	0.7
Municipal obligations	—	15.0	—	15.0
Marketable equity securities	973.4	—	—	973.4
Asset-backed securities	—	55.6	—	55.6
Total available-for-sale investments	973.4	328.0	—	1,301.4
Forward foreign exchange contracts (c)	—	0.5	—	0.5
Total financial assets carried at fair value	$1,026.1	$385.7	$—	$1,411.8

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.6	$—	$1.6
Contingent consideration (e)	—	—	16.7	16.7
Total financial liabilities carried at fair value	$—	$1.6	$16.7	$18.3

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2016 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents (a):
Commercial paper	$—	$14.1	—	$14.1
Foreign time deposits	11.8	—	—	11.8
Domestic time deposits	—	$20.0	—	20.0
U.S. government sponsored agencies	—	1.1	—	1.1
Money market funds	5.9	—	—	5.9
Total cash equivalents	17.7	35.2	—	52.9
Restricted investment:	4.6	—	—	4.6
Available-for-sale investments (b):
Corporate debt securities	—	179.4	—	179.4
U.S. government sponsored agencies	—	82.5	—	82.5
Foreign government obligations	—	4.4	—	4.4
Brokered certificates of deposit	—	3.6	—	3.6
Municipal obligations	—	15.4	—	15.4
Marketable equity securities	767.8	—	—	767.8
Asset-backed securities	—	62.5	—	62.5
Total available-for-sale investments	767.8	347.8	—	1,115.6
Forward foreign exchange contracts (c)	—	0.6	—	0.6
Total financial assets carried at fair value	$790.1	$383.6	—	$1,173.7

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (d)	$—	$1.3	—	$1.3
Contingent consideration (e)	—	—	38.5	38.5
Total financial liabilities carried at fair value	$—	$1.3	$38.5	$39.8

(a)	Cash equivalents are included in Cash and cash equivalents in the Consolidated Balance Sheets.

(b)	Available-for-sale investments are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2017	December 31, 2016

Short-term investments	$371.2	$383.2
Other investments	930.2	732.4
Total	$1,301.4	$1,115.6

(c)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Consolidated Balance Sheets.

(d)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Consolidated Balance Sheets.

(e)	Contingent consideration liabilities are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2017	December 31, 2016

Other current liabilities	$2.7	$14.5
Other long-term liabilities	14.0	24.0
Total	$16.7	$38.5

In 2012, we recognized a contingent consideration liability for certain milestones of $44.6 million upon our acquisition of a new cell sorting system from Propel. Since 2012, we have paid $32.0 million upon reaching the milestones and have reduced the valuation of the milestones by $12.6 million. The remaining liability of $3.1 million was paid in February 2017.

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. The current contingent consideration is built on a sales forecast of $78 million through December 31, 2020. In the third quarter of 2017, we paid $0.6 million upon reaching the first milestone and since 2016 we have decreased the valuation of the sales milestones by $6.0 million. The contingent consideration was accrued at its estimated fair value of $16.7 million as of December 31, 2017.

The following table provides a reconciliation of the Level 3 cell sorting system and analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value based on original valuations and updated quarterly for the year ended December 31, 2017 (in millions):

2017

January 1	$28.5
Cell sorting system:
Payment of sales milestone	(3.1)

Analytical flow cytometer platform:
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(8.1)
Payment of sales milestone	$(0.6)
December 31	$16.7

The following table provides quantitative information about Level 3 inputs for fair value measurement of our analytical flow cytometer platform contingent consideration liability as of December 31, 2017. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input	Percentage
Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Discount rate	10.8%
		Cost of debt	4.2%

In 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO, Inc. The contingent consideration for the milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. This amount had been accounted for as a contingent liability as of December 31, 2016 in the amount of $10.0 million and was reversed to selling, general and administrative expense during the first quarter of 2017 due to reaching a favorable resolution of the contingency with the previous owners of GnuBIO, Inc.

To estimate the fair value of Level 2 debt securities as of December 31, 2017 and 2016, our primary pricing provider uses Securities Evaluations as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is Securities Evaluations as the primary pricing source and then our custodian as the secondary pricing source. If Securities Evaluations does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of December 31, 2017 and 2016, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par. In the event that an additional lot of the same commercial paper issue has been purchased within the same account, then the price of all holdings of that issue in that account will be the price of the most recent lot purchased.

Our primary pricing provider performs daily reasonableness testing of the Securities Evaluations prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly testing of the Securities Evaluations prices to custodian reported prices. Prices outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$185.9	$0.3	$(0.5)	$185.7
Brokered certificates of deposit	0.7	—	—	0.7
Municipal obligations	15.1	—	(0.1)	15.0
Asset-backed securities	55.6	—	(0.2)	55.4
U.S. government sponsored agencies	68.3	—	(0.7)	67.6
Foreign government obligations	3.4	—	—	3.4
Marketable equity securities	34.4	9.0	—	43.4
	363.4	9.3	(1.5)	371.2
Long-term investments:
Marketable equity securities	54.5	875.5	—	930.0
Asset-backed securities	0.2	—	—	0.2
	54.7	875.5	—	930.2
Total	$418.1	$884.8	$(1.5)	$1,301.4

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$179.7	$0.2	$(0.5)	$179.4
Brokered certificates of deposit	3.6	—	—	$3.6
Municipal obligations	15.5	—	(0.1)	15.4
Asset-backed securities	62.2	0.1	(0.1)	62.2
U.S. government sponsored agencies	83.1	0.1	(0.7)	82.5
Foreign government obligations	4.4	—	—	4.4
Marketable equity securities	32.4	3.7	(0.4)	35.7
	380.9	4.1	(1.8)	383.2
Long-term investments:
Marketable equity securities	54.5	677.6	—	732.1
Asset-backed securities	0.3	—	—	0.3
	54.8	677.6	—	732.4
Total	$435.7	$681.7	$(1.8)	$1,115.6

The unrealized gains of our long-term marketable equity securities are primarily due to our investment in Sartorius AG preferred shares.

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	December 31, 2017	December 31, 2016

Fair value of investments in a loss position 12 months or more	$43.9	$11.8
Fair value of investments in a loss position less than 12 months	$168.7	$160.5
Gross unrealized losses for investments in a loss position 12 months or more	$0.7	$0.3
Gross unrealized losses for investments in a loss position less than 12 months	$0.8	$1.5

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2017 or at December 31, 2016.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2017 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Consolidated Statements of Income.

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2017
Contracts maturing in January through March 2018 to sell foreign currency:
Notional value	$52.0
Unrealized loss	$0.1
Contracts maturing in January through March 2018 to purchase foreign currency:
Notional value	$413.2
Unrealized loss	$1.0

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2017 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value

Mature in less than one year	$126.3	$126.1
Mature in one to five years	157.9	157.2
Mature in more than five years	45.0	44.7
Total	$329.2	$328.0

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	December 31, 2017			December 31, 2016
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	$91.8	$1,249.4	2	$92.8	$984.2	2
Total long-term debt, excluding leases and current maturities	$423.1	$449.8	2	$422.5	$454.2	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 35% of the outstanding voting shares (excluding treasury shares) of Sartorius as of December 31, 2017.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius. We account for this investment using the cost method.  The carrying value of this investment is included in Other investments in our Consolidated Balance Sheets. As the stock is too thinly traded and the fair value is not readily determinable in conjunction with the valuation method discussed above, we have classified the estimated fair value as Level 2. The Level 2 classification is appropriate given the valuation method employed, which incorporates an observable input of the fair value of the Sartorius’ actively traded preferred stock.

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2017			2016
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$207.1	$311.7	$518.8	$207.2	$316.9	$524.1
Accumulated impairment losses and write-offs	(27.2)	(14.5)	(41.7)	(27.2)	(1.0)	(28.2)
Goodwill, net	179.9	297.2	477.1	180.0	315.9	495.9
Acquisitions	26.2	—	26.2	0.1	—	0.1
Impairment	(8.7)	(2.8)	(11.5)	—	(13.5)	(13.5)
Currency fluctuations	1.4	12.9	14.3	(0.2)	(5.2)	(5.4)
Balances as of December 31:
Goodwill	234.7	324.6	559.3	207.1	311.7	518.8
Accumulated impairment losses and write-offs	(35.9)	(17.3)	(53.2)	(27.2)	(14.5)	(41.7)
Goodwill, net	$198.8	$307.3	$506.1	$179.9	$297.2	$477.1

In conjunction with the purchase of all the issued and outstanding stock of RainDance Technologies, Inc. in February 2017 (see Note 2, "Acquisitions"), we recorded $26.2 million of goodwill and $37.6 million of definite-lived intangible assets: $36.4 million of licenses, $1.0 million of developed product technology and $0.2 million of tradenames.

In conjunction with the purchase of certain assets from Propel in January 2016 (see Note 2, "Acquisitions"), we recorded $0.1 million of goodwill and $32.7 million of definite-lived intangible assets: $29.7 million of developed product technology and $3.0 million of covenants not to compete.

In 2017, we impaired goodwill associated with our 1999 acquisition of Pasteur Sanofi Diagnostics S.A. and with our 2013 acquisition of AbD Serotec in the amounts of $2.8 million and $8.7 million, respectively. Impairment for the Pasteur Sanofi Diagnostics S.A. was included in our Clinical Diagnostics segment's results of operations, and the impairment for AbD Serotec was included in our Life Science segment's results of operations. In 2016, we fully impaired goodwill and in-process research and development in the amounts of $13.5 million and $46.4 million, respectively, associated with our 2014 acquisition of GnuBIO, Inc., which is included in our Clinical Diagnostics segment's results of operations. The impairments were based upon a revision of our Level 3 valuation inputs, i.e., expected future cash flows.

Other than goodwill, we have no intangible assets with indefinite lives. Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	December 31, 2017
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-7	$92.3	$(64.4)	$27.9
Know how	1-8	194.9	(157.9)	37.0
Developed product technology	1-12	133.3	(70.3)	63.0
Licenses	1-12	76.7	(36.0)	40.7
Tradenames	1-6	3.9	(3.0)	0.9
Covenants not to compete	1-8	7.9	(3.3)	4.6
Total definite-lived intangible assets		$509.0	$(334.9)	$174.1

	December 31, 2016
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-8	$84.4	$(52.8)	$31.6
Know how	1-9	182.6	(136.9)	45.7
Developed product technology	3-12	125.9	(56.3)	69.6
Licenses	1-9	39.0	(30.6)	8.4
Tradenames	4-8	3.5	(2.5)	1.0
Covenants not to compete	2-9	7.8	(2.5)	5.3
Total definite-lived intangible assets		$443.2	$(281.6)	$161.6

Amortization expense related to purchased intangible assets for the years ended December 31, 2017, 2016 and 2015 was $30.8 million, $35.2 million and $36.5 million, respectively.  Estimated future amortization expense (based on existing purchased intangible assets) for the years ending December 31, 2018, 2019, 2020, 2021, 2022 and thereafter is $28.4 million, $25.0 million, $22.9 million, $22.1 million, $18.0 million, and $57.7 million, respectively.

5.NOTES PAYABLE AND LONG-TERM DEBT

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $208.4 million available for borrowing and usage as of December 31, 2017, which was reduced by $4.2 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations.

The principal components of long-term debt are as follows (in millions):

	December 31, 2017	December 31, 2016

4.875% Senior Notes due 2020, net of discount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(1.9)	(2.5)
Long-term debt less unamortized discount and debt issuance costs	423.1	422.5
Capital leases and other debt	11.9	12.0
	435.0	434.5
Less current maturities	(0.4)	(0.3)
Long-term debt	$434.6	$434.2

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. We were in compliance with these covenants as of December 31, 2017. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2017 or 2016, however, $0.5 million and $0.8 million were utilized for domestic standby letters of credit that reduced our borrowing availability as of December 31, 2017 and 2016, respectively. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 2.94% at December 31, 2017.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of December 31, 2017.

Maturities of long-term debt at December 31, 2017 are as follows: 2018 - $0.4 million; 2019 - $0.3 million; 2020 - $425.3 million; 2021 - $0.3 million; 2022 - $0.3 million; thereafter - $10.3 million.

6. INCOME TAXES

On December 22, 2017, comprehensive tax legislation (the “Tax Act”) was enacted into law. The Tax Act made broad and complex changes to the U.S. tax code that affect our 2017 financial statements, including, but not limited to, (1) a one-time mandatory deemed repatriation tax on certain unrepatriated foreign earnings (“Transition Tax”) that is payable over eight years; (2) bonus depreciation that allows for full expensing of qualified property; and (3) a reduction in the U.S. federal corporate tax rate from 35% to 21% effective in 2018, which requires us to remeasure our deferred tax assets and liabilities as of December 31, 2017. The Tax Act also includes provisions that may affect our 2018 financial statements, including, but not limited to, (1) the elimination of the corporate alternative minimum tax; (2) the creation of the base erosion anti-abuse tax, a new minimum tax; (3) a change from a worldwide tax system to a modified territorial system; (4) a new provision designed to tax global intangible low-taxed income, which allows for the possibility of using foreign tax credits and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5) a new limitation on deductible interest expense; (6) the repeal of the domestic production activity deduction; (7) limitations on the deductibility of certain executive compensation; (8) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (9) limitations on net operating losses generated after December 31, 2017 to 80 percent of taxable income. We are currently reviewing and evaluating the Tax Act and its impacts to our financial statements.

Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification ("ASC") 740, "Income Taxes." In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but a reasonable estimate can be determined, the company must record a provisional estimate in the financial statements. For the year ended December 31, 2017, we recorded those amounts for which the accounting was complete or for which we were able to make reasonable estimates. The provisional estimates of the Transition Tax and remeasurement of our deferred tax assets and liabilities will be adjusted as additional information and guidance become available.

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
U.S.	$72.8	$(38.5)	$48.4
International	25.0	80.1	97.4
Income before taxes	$97.8	$41.6	$145.8

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Current tax expense:
U.S. Federal	$6.7	$16.1	$8.7
State	3.4	3.1	1.7
International	32.0	30.4	34.1
Current tax expense	42.1	49.6	44.5
Deferred tax (benefit) expense:
U.S. Federal	(69.8)	(42.4)	2.0
State	4.3	(2.8)	1.4
International	(19.3)	(6.0)	(7.1)
Deferred tax benefit	(84.8)	(51.2)	(3.7)
Non-current tax expense (benefit)	18.3	17.2	(4.2)
(Benefit from) provision for income taxes	$(24.4)	$15.6	$36.6

Prior year amounts have been revised (see Note 1 to the consolidated financial statements).

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
U. S. statutory tax rate	35%	35%	35%
Impact of foreign operations	7	(15)	(4)
Foreign dividends, net	—	(40)	(4)
Research tax credits	(4)	(9)	(2)
Nontaxable subsidies	(2)	(4)	(1)
Tax settlements and changes to unrecognized tax benefits	—	47	(3)
Goodwill impairment	—	11	—
Domestic manufacturing deduction	—	(4)	(2)
Stock-based compensation	(5)	3	1
Nondeductible executive compensation	2	3	1
Fines and penalties	—	2	—
Prior period adjustments	—	4	3
U.S. taxation of foreign income	3	2	—
Acquisition-related	10	—	—
U.S. tax reform	(71)	—	—
State taxes	3	1	1
Other	(3)	1	—
(Benefit from) provision for income taxes	(25)%	37%	25%

Prior year amounts have been revised (see Note 1 to the consolidated financial statements).

Our effective income tax rate was (25)%, 37% and 25% in 2017, 2016 and 2015, respectively. The lower effective tax rate in 2017 is primarily due to an estimated provisional tax benefit from the Tax Act of approximately $70 million. The effective tax rates for 2016 and 2015 included tax benefits from the repatriation of foreign earnings. The effective tax rate for 2016 included additional tax liabilities for unrecognized tax benefits related to the non-deductibility of interest expense in our foreign jurisdictions.

In accordance with SAB 118, our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional estimates as follows:

–
Our deferred tax assets and liabilities are measured at the enacted tax rate that will apply when these temporary differences are expected to be realized or settled. In connection with the Tax Act, we have provisionally recorded a deferred income tax benefit of $125 million for the statutory corporate tax rate reduction as our U.S. federal deferred tax liabilities exceed our deferred tax assets. This deferred tax benefit is primarily related to the remeasurement of the deferred tax liability for our investment in the preferred shares of Sartorius AG.

–
The Tax Act imposes a Transition Tax payable over eight years. The Transition Tax is assessed on the U.S. shareholders’ share of certain foreign corporations’ accumulated untaxed foreign earnings. Earnings in the form of cash and cash equivalents are taxed at a rate of 15.5% and all other earnings are taxed at a rate of 8.0%. We recorded a provisional income tax expense of $55 million for Transition Tax. As additional information and guidance become available, the determination of the Transition Tax will be completed within the measurement period in accordance with SAB 118.

Our accounting for certain other elements of the Tax Act is incomplete, and we are not yet able to make reasonable estimates of those effects. For example, we have not made a determination as to our accounting policy with respect to the new Global Intangible Low Tax Income ("GILTI"). Therefore, no provisional adjustments were recorded.

Many jurisdictions in which we operate have statutory tax rates that are significantly lower than the U.S. statutory tax rate of 35%. Our effective tax rate is impacted, either favorably or unfavorably, by many factors including, but not limited to the jurisdictional mix of income before tax, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2017	2016
Deferred tax assets:
Bad debt, inventory and warranty accruals	$28.6	$25.8
Other post-employment benefits, vacation and other reserves	24.0	26.3
Tax credit and net operating loss carryforwards	73.3	96.4
Other	19.7	35.7
Total gross deferred tax assets	145.6	184.2
Valuation allowance	(66.4)	(66.4)
Total deferred tax assets	79.2	117.8
Deferred tax liabilities:
Property and equipment	33.5	22.2
Investments and intangible assets	219.1	287.8
Total deferred tax liabilities	252.6	310.0
Net deferred tax liabilities	$(173.4)	$(192.2)

Prior year amounts have been revised (see Note 1 to the consolidated financial statements).

At December 31, 2017, Bio-Rad’s international subsidiaries had combined net operating loss carryforwards of $207.2 million.  Of these loss carryforwards, $150.6 million have no expiration date.  We believe that it is more likely than not that the benefit from approximately half of these net operating loss carryforwards will not be realized. We have provided a valuation allowance of $27.8 million relating to these net operating loss carryforwards.

At December 31, 2017, Bio-Rad had approximately $53 million of California net operating loss carryforwards related to the acquisition of QuantaLife. We believe that it is more likely than not that the benefit from these net operating loss carryforwards will not be realized and have recorded a full valuation allowance against these losses. At December 31, 2017, Bio-Rad had a deferred tax asset of $29.6 million relating to California research tax credit carryforwards, including $2.0 million from the acquisition of QuantaLife, which may be carried forward indefinitely.  Based on our judgment and consistent with prior years, we have recorded a full valuation allowance against the deferred tax asset.

Although we believe that it is more likely than not that certain of these deferred tax assets described above will not be realized in the foreseeable future, if or when recognized, the tax benefits relating to any reversal of the valuation allowance will be recognized as a reduction of income tax expense.

Our income tax returns are audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. The tax years open to examination include the years 2014 and forward for the U.S. and the years 2012 and forward for certain foreign jurisdictions including France, Germany, India and Switzerland. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions an

d allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.

We record liabilities for unrecognized tax benefits related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2017	2016	2015
Unrecognized tax benefits – January 1	$21.1	$11.9	$15.8
Additions to tax positions related to prior years	1.3	10.4	0.7
Reductions to tax positions related to prior years	(1.0)	—	(0.2)
Additions to tax positions related to the current year	34.8	3.4	2.9
Settlements	(0.2)	(2.4)	(0.5)
Lapse of statute of limitations	(3.4)	(2.3)	(6.3)
Currency translation	2.3	0.1	(0.5)
Unrecognized tax benefits – December 31	$54.9	$21.1	$11.9

Prior year amounts have been revised (see Note 1 to the consolidated financial statements).

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the cumulative amount of accrued interest and penalties as of December 31, 2017, 2016 and 2015, respectively was $10.9 million, $11.8 million and $3.1 million. Bio-Rad accrued interest and penalties of $(0.9) million, $8.7 million, and $(0.7) million in 2017, 2016, and 2015, respectively. The total unrecognized tax benefits and interest and penalties of $65.8 million in 2017 was partially offset by deferred tax assets of $2.8 million and prepaid taxes of $14.5 million, for a net amount of $48.5 million.

As of December 31, 2017, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.3 million. Substantially all such amounts will impact our effective income tax rate if recognized.

Certain foreign subsidiary earnings are subject to U.S. taxation under the Tax Act, which also repeals U.S. taxation on the subsequent repatriation of those earnings. It is generally our intention to repatriate those foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs. While we currently estimate that the repatriation of those earnings would not trigger material costs, these estimates are provisional, and we are still evaluating the full impact of these potential repatriations in accordance with SAB 118.

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

Changes to Bio-Rad's issued common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at January 1, 2015	23,972	5,099
B to A conversions	18	(18)
Issuance of common stock	240	50
Balance at December 31, 2015	24,230	5,131
B to A conversions	13	(13)
Issuance of common stock	211	6
Balance at December 31, 2016	24,454	5,124
B to A conversions	34	(34)
Issuance of common stock	191	18
Balance at December 31, 2017	24,679	5,108

Treasury Shares

On November 28, 2017, we announced that the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock. This new authorization superseded the prior authorization of up to $18.0 million of Bio-Rad's common stock. During the second and third quarters of 2017, we made open market purchases of 13,200 shares of our Class A common stock. In September 2017, we used 12,740 of the repurchased shares in connection with the vesting of restricted stock units under the 2007 Incentive Award Plan in order to obtain a tax deduction in some of our foreign entities. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during 2017 or 2016.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total Accumulated other comprehensive income
Balances as of January 1, 2016	$33.7	$(20.7)	$369.1	$382.1
Other comprehensive (loss) income, before reclassifications	(32.4)	0.5	105.1	73.2
Amounts reclassified from Accumulated other comprehensive income	—	2.5	(0.8)	1.7
Income tax effects	—	(0.9)	(38.4)	(39.3)
Other comprehensive (loss) income, net of income taxes	(32.4)	2.1	65.9	35.6
Balances as of December 31, 2016	$1.3	$(18.6)	$435.0	$417.7
Other comprehensive income (loss), before reclassifications	76.1	(6.5)	203.6	273.2
Amounts reclassified from Accumulated other comprehensive income	—	2.1	(0.1)	2.0
Income tax effects	—	0.7	(74.9)	(74.2)
Effect of adoption of ASU 2018-02**	—	—	120.1	120.1
Other comprehensive income (loss), net of income taxes	76.1	(3.7)	248.7	321.1
Balances as of December 31, 2017	$77.4	$(22.3)	$683.7	$738.8

**See Note 1, "Significant Accounting Policies" under "Recent Accounting Standards Update"

The increases in 2017 and 2016 for net unrealized holding gains on available-for-sale investments were primarily from our ownership in the preferred shares of Sartorius.

The amounts reclassified out of Accumulated other comprehensive income into the Consolidated Statements of Income, with presentation location, were as follows:

Income before taxes impact (in millions):
	December 31,
Components of Comprehensive income	2017	2016	Location
Amortization of foreign other post-employment benefit items	$(2.1)	$(2.5)	Selling, general and administrative expense
Net holding gains on available for sale investments	$0.1	$0.8	Other (income) expense, net

Reclassification adjustments are calculated using the specific identification method.

9. SHARE-BASED COMPENSATION/EQUITY AWARD AND PURCHASE PLANS

Description of Share-Based Compensation Plans

We believe our share-based compensation plans align the interests of our employees with those of our shareholders.

Equity Award Plans
We have three equity award plans for officers and certain other employees: the 2003 Stock Option Plan (2003 Plan), the 2007 Incentive Award Plan (2007 Plan) and the 2017 Incentive Award Plan (2017 Plan).  The 2003 Plan authorized the grant of incentive stock options and non-qualified stock options to employees. The 2007 Plan authorized the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and other types of equity awards to employees.  We no longer grant equity under the 2003 Plan or 2007 Plan. From 2007 through 2016, all share-based compensation grants were from the 2007 Plan.

In April 2017, our stockholders approved the 2017 Plan. The 2017 Plan authorizes the grant to employees of stock options, stock appreciation rights, restricted stock, restricted stock units, and other types of equity awards. A total of 1,999,714 shares have been reserved for issuance of equity awards under the 2017 Plan and may be of either Class A or Class B common stock. At December 31, 2017, there were 1,771,794 shares available to be granted.

Under the above plans, Class A and Class B options are granted at prices not less than fair market value of the underlying common stock on the date of grant.  Generally, options granted have a term of 10 years and vest in increments of 20% per year over a five-year period on the yearly anniversary date of the grant.  Stock awards issued under the 2007 Plan and 2017 Plan generally vest in increments of 20% per year over a five-year period on the yearly anniversary date of the grant.

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

The 2011 ESPP includes two components: a Code Section 423 Component that we intend to qualify as an “employee stock purchase plan” under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and a Non-423 Component, which authorizes the grant of purchase rights that does not qualify as an “employee stock purchase plan” under Section 423 of the Code. We have authorized the sale of 1,300,000 shares of Class A common stock under the 2011 ESPP.

Share-Based Compensation

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases and restricted stock unit awards.  Share-based compensation expense is allocated to Cost of goods sold, Research and development expense, and Selling, general and administrative expense in the Consolidated Statements of Income.

For 2017, 2016 and 2015, we recognized share-based compensation expense of $23.4 million, $19.7 million and $17.0 million, respectively.  The income tax benefit related to share-based compensation expense was $5.8 million, $5.1 million and $4.3 million for 2017, 2016 and 2015, respectively. We did not capitalize any share-based compensation expense in inventory.

The tax benefit from share-based compensation vested or exercised during 2017, 2016 and 2015 was $6.3 million, $1.5 million, and $3.6 million, respectively. The actual tax benefit realized for the tax deductions from share-based compensation vested or exercised, including excess tax benefits that were recognized in stockholders’ equity, totaled $6.0 million and $9.3 million in 2016 and 2015, respectively.

For options and awards, we amortize the fair value on a straight-line basis.  All stock compensation awards are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Stock Options
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2016	449,570	$106.52
Granted	44,000	$215.98
Exercised	(78,890)	$89.41
Forfeited/expired	(7,200)	$177.99
Outstanding, December 31, 2017	407,480	$120.39	5.09	$48.2

Unvested, December 31, 2017	125,720	$164.84	8.29	$9.3
Exercisable, December 31, 2017	281,760	$100.56	3.66	$38.9

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value on the date of exercise of stock options exercised during 2017, 2016 and 2015 was approximately $10 million, $1 million and $13 million, respectively. The total fair value of options vested during 2017, 2016 and 2015 was $4.2 million, $2.1 million and $1.6 million, respectively.

Cash received from stock options exercised during 2017, 2016 and 2015 was $1.6 million, $1.2 million and $2.9 million, respectively.

As of December 31, 2017, there was $5.5 million of total unrecognized compensation cost from stock options. This amount is expected to be recognized in the future over a weighted-average period of approximately 3 years.

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	20%	21%	23%
Risk-free interest rate	1.87%	1.35%	1.90%
Expected life (in years)	7.2	7.4	7.7
Expected dividend	—	—	—
Weighted-average fair value of options granted	$58.65	$42.40	$42.74

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

Restricted Stock Units
Restricted stock units, which are rights to receive shares of company stock, were granted from 2009 through 2016 under the 2007 Plan and in 2017 under the 2017 Plan.  The fair value of a restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock unit activity:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2016	448,822	$141.09
Granted	192,860	$215.98
Vested	(127,189)	$133.54
Forfeited	(41,263)	$151.36
Outstanding, December 31, 2017	473,230	$172.75	2.14	$112.9

The total fair value of restricted stock units vested in 2017, 2016 and 2015 was $27.7 million, $18.7 million and $15.8 million, respectively. As of December 31, 2017, there was approximately $74.7 million of total unrecognized compensation cost related to restricted stock units.  This amount is expected to be recognized over a remaining weighted-average period of approximately 4 years.

Employee Stock Purchase Plans
The fair value of the employees’ purchase rights under the 2011 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	19%	20%	18%
Risk-free interest rate	0.83%	0.26%	0.02%
Expected life (in years)	0.24	0.25	0.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$38.86	$27.36	$25.08

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

We sold 74,409 shares for $13.0 million, 93,605 shares for $11.5 million and 96,634 shares for $10.8 million under the 2011 ESPP to employees in 2017, 2016 and 2015, respectively.  At December 31, 2017, 721,712 shares remain authorized and available for issuance under the 2011 ESPP.

We currently issue new shares or treasury shares, if available, to satisfy stock option exercises, restricted stock issuances and ESPP stock purchases.

10. OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2017	2016	2015

Interest and investment income	$(19.1)	$(14.7)	$(10.1)
Net realized gains on investments	(0.1)	(0.8)	(1.6)
Other-than-temporary impairment losses on investments	7.0	0.6	0.6
Other (income) expense, net	$(12.2)	$(14.9)	$(11.1)

Other-than-temporary impairment losses on investments were recorded in 2017, 2016 and 2015 in light of continuing declines in the investment market prices and investees' financial conditions at that time.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Net income	$122.2	$26.0	$109.2
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	148.7	142.9	131.8
Share-based compensation	23.4	19.7	17.0
Gains on dispositions of securities	(0.1)	(0.8)	(1.6)
Other-than-temporary impairment losses on investments	7.0	0.6	0.6
Losses on dispositions of fixed assets	8.1	0.6	0.3
Excess tax benefits from share-based compensation	—	(1.5)	(3.6)
Changes in fair value of contingent consideration	(18.1)	(0.4)	(5.6)
(Increase) decrease in accounts receivable, net	(64.1)	12.5	(39.0)
Increase in inventories, net	(47.7)	(57.1)	(54.2)
(Increase) decrease in other current assets	(36.1)	(6.6)	0.1
Increase in accounts payable
and other current liabilities	7.8	30.1	28.6
(Decrease) increase in income taxes payable	(22.4)	10.7	12.7
Decrease in deferred income taxes	(82.0)	(51.4)	(4.0)
Decrease in other long term assets	2.4	12.7	0.3
Increase (decrease) in other long term liabilities	38.1	10.4	(10.7)
Impairment losses on goodwill and long-lived assets	11.5	62.3	—
Other	5.2	5.7	4.3
Net cash provided by operating activities	$103.9	$216.4	$186.2

Non-cash investing activities:
Purchased property, plant and equipment	—	7.2	—
Purchased marketable securities and investments	$2.8	$0.6	$2.2

12. COMMITMENTS AND CONTINGENT LIABILITIES

Rents and Leases

Rental expense under operating leases was $43.6 million, $44.4 million and $45.0 million in 2017, 2016 and 2015, respectively.  Leases are principally for facilities and automobiles. We had no sublease income.

Annual future minimum lease payments at December 31, 2017 under operating leases are as follows: 2018 - $39.3 million; 2019 - $33.2 million; 2020 - $27.1 million; 2021 - $17.8 million; and 2022 and beyond - $27.5 million.

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of the Board of Directors.  Bio-Rad has no liability other than for the current year’s contribution.  Contribution expense was $16.0 million, $15.1 million and $14.7 million in 2017, 2016 and 2015, respectively.

Other Post-Employment Benefits
In several foreign locations we are statutorily required to provide retirement benefits or a lump sum termination indemnity to our employees upon termination for virtually any reason. These plans are accounted for as defined benefit plans and the associated net benefit obligation at December 31, 2017 and 2016 of $74.9 million and $63.9 million, respectively, has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets. Most plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets or settle these obligations. However, some of these plans require funding based on local laws in which there is a trust or other device administered by an external plan manager that is used to accumulate assets to assist in settling these obligations. The following disclosures include such plans, which are located in France, Switzerland, Germany, Korea, India, Thailand, Italy, Dubai and Japan.

Obligations and Funded Status
The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the Consolidated Balance Sheets for the plans (in millions):

Change in benefit obligation:	2017	2016
Benefit obligation at beginning of year	$122.7	$120.8
Service cost	6.5	6.1
Interest cost	1.1	1.4
Plan participants' contributions	2.8	2.6
Actuarial (gain) loss	3.3	—
Gross benefits paid	(3.2)	(3.3)
Plan amendments	1.1	—
Special termination benefits	(2.0)	—
Settlements	(5.1)	(2.5)
Change attributable to foreign exchange	9.4	(2.4)

Benefit obligation at end of year	136.6	122.7

Change in plan assets:
Fair value of plan assets at beginning year	58.8	56.7
Actual return on plan assets	0.5	1.3
Employer contributions	4.0	4.7
Plan participants' contributions	2.8	2.6
Gross benefits paid	(2.3)	(2.9)
Settlements	(5.1)	(2.5)
Change attributable to foreign exchange	3.0	(1.1)

Fair value of plan assets at end of year	61.7	58.8

Under funded status of plans	$(74.9)	$(63.9)

Amounts recognized in the consolidated balance sheets:
Current liabilities (Accrued payroll and employee benefits)	$(1.1)	$(0.5)
Noncurrent liabilities (Other long-term liabilities)	(73.8)	(63.4)

Net liability, end of fiscal year	$(74.9)	$(63.9)

Components of Net Periodic Benefit Cost
The following sets forth the net periodic benefit cost (income) for the periods indicated (in millions):

	2017	2016	2015
Service costs	$6.5	$6.1	$5.3
Interest costs	1.1	1.4	1.4
Expected returns on plan assets	(1.1)	(1.0)	(1.2)
Amortization of actuarial losses	1.4	1.7	0.8
Amortization of prior service costs	—	—	0.4
Settlements	1.2	0.4	—

Net periodic benefit costs	$9.1	$8.6	$6.7

Assumptions

The weighted-average assumptions used in computing the benefit obligations are as follows:

	2017	2016
Discount rate	0.8%	0.9%
Compensation rate increase	1.8%	1.6%

The weighted-average assumptions used in computing the net periodic benefit costs are as follows:

	2017	2016	2015
Discount rate	0.9%	1.1%	1.3%
Expected long-term rate of return on plan assets	1.9%	1.6%	2.3%

In some foreign locations we have service award plans that are paid based upon the number of years of employment. Under these plans, the liability at December 31, 2017 and 2016 was $3.7 million and $3.5 million, respectively, and has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets.

Purchase Obligations

As of December 31, 2017, we had obligations that have been recognized on our balance sheet of $131.2 million, which include purchases of goods and services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty. These obligations also include other post-employment benefits in some of our foreign locations as indicated above.

The annual future fixed and determinable portion of our purchase obligations that have been recognized on our balance sheet as of December 31, 2017 are as follows: 2018 - $10.3 million, 2019 - $14.3 million, 2020 - $10.6 million, 2021 - $6.9 million, 2022 - $2.6 million and after 2022 - $86.5 million.

As of December 31, 2017, we had purchase obligations that have not been recognized on our balance sheet of $24.5 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2017 are as follows: 2018 - $3.7 million, 2019 - $3.8 million, 2020 - $3.7 million, 2021 - $3.8 million, 2022 - $3.7 million and after 2022 - $5.8 million.

Letters of Credit/Guarantees

In the ordinary course of business, we are at times required to post letters of credit/guarantees.  The letters of credit/guarantees are issued by financial institutions to guarantee our obligations to various parties. We were contingently liable for $4.2 million of standby letters of credit/guarantees with financial institutions as of December 31, 2017.

Contingent Consideration

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. The current contingent consideration is built on a sales forecast of $78 million through December 31, 2020. In the third quarter of 2017, we paid $0.6 million upon reaching the first milestone and since 2016 we have decreased the valuation of the sales milestones by $6.0 million. The contingent consideration was accrued at its estimated fair value of $16.7 million as of December 31, 2017.

In 2014, we recognized a contingent consideration liability upon our acquisition of GnuBIO, Inc. The contingent consideration for the milestones was valued at $10.7 million at the acquisition date based on assumptions regarding the probability of achieving the milestones, with such amounts discounted to present value. This amount had been accounted for as a contingent liability as of December 31, 2016 in the amount of $10.0 million and was reversed to selling, general and administrative expense during the first quarter of 2017 due to reaching a favorable resolution of the contingency with the previous owners of GnuBIO, Inc.

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

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2017, approximately seven percent of Bio-Rad's approximately 3,270 U.S. employees were covered by a collective bargaining agreement, which will expire on November 7, 2019.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

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

Bio-Rad received three notices of violations from the Bay Area Air Quality Management District (“District”). The District alleged that we operated three (3) power generation units without appropriate monitoring and recordkeeping and exceeded permissible levels of emissions during those operations. In January 2018, we entered into a settlement agreement with the District pursuant to which we paid the District $990,000 to settle all claims and/or potential claims arising out of our use of the three power generation units. This settlement amount was accrued for as of December 31, 2017.

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

14. SEGMENT INFORMATION

Bio-Rad is a multinational manufacturer and worldwide distributor of its own life science research products and clinical diagnostics products.  We have two reportable segments:  Life Science and Clinical Diagnostics.  These reportable segments are strategic business lines that offer more than 9,000 different products and services and require different marketing strategies. We do not disclose quantitative information about our different products and services as it is impractical to do so based primarily on the numerous products and services that we sell and the global markets that we serve.

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

Information regarding industry segments at December 31, 2017, 2016, and 2015 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Segment net sales	2017	$785.2	$1,360.8	$14.2
	2016	730.7	1,323.3	14.2
	2015	695.0	1,310.4	14.0

Allocated interest expense	2017	$7.0	$14.9	$—
	2016	6.4	15.5	—
	2015	6.1	15.4	0.1

Depreciation and amortization	2017	$36.2	$80.2	$—
	2016	31.7	80.5	—
	2015	30.7	77.8	0.1

Segment (loss) profit	2017	$(10.1)	$112.5	$1.4
	2016	(19.2)	57.0	0.9
	2015	(0.7)	152.4	0.7

Segment assets	2017	$453.0	$1,038.4	$4.8
	2016	380.8	909.1	4.9

Capital expenditures	2017	$12.6	$59.0	$—
	2016	14.3	67.1	—
Prior year amounts have been revised (see Note 1 to the consolidated financial statements).

Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker. The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2017	2016	2015
Total segment profit	$103.8	$38.7	$152.4
Foreign exchange losses	(9.1)	(4.5)	(10.2)
Net corporate operating, interest and other expense, net not allocated to segments	(9.1)	(7.5)	(7.5)
Other income (expense), net	12.2	14.9	11.1
Consolidated income before taxes	$97.8	$41.6	$145.8

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2017	2016
Total segment assets	$1,496.2	$1,294.8
Cash and other current assets	965.8	980.3
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	57.0	91.1
Goodwill, net	506.1	477.1
Other long-term assets	1,247.9	1,007.2
Total assets	$4,273.0	$3,850.5

Prior year amounts have been revised (see Note 1 to the consolidated financial statements).

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2017	2016	2015
Europe	$758.5	$742.2	$763.7
Pacific Rim	461.3	427.1	392.2
United States	800.2	770.6	735.0
Other (primarily Canada and Latin America)	140.2	128.3	128.5
Total net sales	$2,160.2	$2,068.2	$2,019.4

The following presents Property, plant and equipment, net, Other investments and other assets, excluding deferred income taxes, by geographic region based upon the location of the asset (in millions):

	December 31,
	2017	2016
Europe	$230.6	$221.1
Pacific Rim	18.4	16.1
United States	1,305.2	1,084.7
Other (primarily Canada and Latin America)	13.1	12.3
Total Property, plant and equipment, net, Other investments and other assets, excluding deferred income taxes	$1,567.3	$1,334.2

15.    RESTRUCTURING COSTS

Restructuring Costs for European Reorganization

In May 2016, we announced that we would take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with creation and evolution of our organization structure and coordinated with the implementation of our global single instance ERP platform, are expected to be incurred through 2019. As a result, we recorded approximately $0.5 million and $12.5 million in restructuring charges related to severance and other employee benefits for the years ended December 31, 2017 and 2016, respectively. The liability of $6.3 million as of December 31, 2017 consisted of $6.2 million recorded in Accrued payroll and employee benefits and $0.1 million recorded in Other long-term liabilities in the Consolidated Balance Sheets. The amounts recorded were reflected in Cost of goods sold of $(0.2) million and $2.1 million, and in Selling, general and administrative expense of $0.7 million and $10.4 million in the Consolidated Statements of Income for the years ended December 31, 2017 and 2016, respectively. The amounts adjusted were primarily for additional positions identified for elimination, partially offset by employees finding other positions within Bio-Rad or leaving prematurely.

The following table summarizes the activity of our European reorganization restructuring reserves for severance (in millions):

	2017			2016
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balance as of January 1	$3.2	$5.8	$9.0	$—	$—	$—
Charged to expense	—	—	—	4.1	7.6	11.7
Adjustment to expense	0.2	0.3	0.5	0.3	0.5	0.8
Cash payments	(1.5)	(2.7)	(4.2)	(1.0)	(2.0)	(3.0)
Foreign currency translation losses (gains)	0.3	0.7	1.0	(0.2)	(0.3)	(0.5)
Balance as of December 31	$2.2	$4.1	$6.3	$3.2	$5.8	$9.0

Restructuring Costs for GnuBIO, Inc.

In 2014, we acquired GnuBIO, Inc. (GnuBIO) as a business acquisition. It is included in our Clinical Diagnostics segment’s results of operations as a division, and is primarily based in Massachusetts. In September 2017, we announced that we are closing the GnuBIO research program facilities in Massachusetts. As a result, we recorded restructuring charges in September 2017 related to severance and employee benefits of $2.9 million and asset write-offs of $5.5 million. The amounts recorded were reflected in Selling, general and administrative expense of $0.8 million and in Research and development expense of $7.6 million in the Consolidated Statements of Income for the year ended December 31, 2017. The liability balance as of December 31, 2017 was $1.4 million and is recorded in Accrued payroll and employee benefits in the Consolidated Balance Sheets. We expect the remainder to be paid in early 2018.

Restructuring Costs for Termination of an Infectious Disease Research and Development Project

In December 2017, we announced the termination of an infectious disease research and development project, which is included in our Clinical Diagnostics segment's results of operations. As a result, we recorded restructuring charges related to severance and employee benefits of $11.0 million, and asset write-offs and exit costs of $10.1 million for the year ended December 31, 2017. The amounts recorded were reflected in Cost of goods sold of $2.3 million, in Selling, general and administrative expense of $3.3 million, and in Research and development expense of $15.5 million in the Consolidated Statements of Income for the year ended December 31, 2017. The liability of $14.1 million as of December 31, 2017 consisted of $11.1 million recorded in Accrued payroll and employee benefits and $3.0 million recorded in Other current liabilities in the Consolidated Balance Sheets.

The following table summarizes the activity for the termination of the infectious disease research and development project restructuring reserves for severance and exit costs (in millions):

2017
Balance as of January 1	$—
Charged to expense	14.0
Cash payments	—
Foreign currency translation losses	0.1
Balance as of December 31	$14.1

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

During 2016 and 2015, there were three different misstatements associated with income taxes. The first misstatement was related to our second implementation of our global single instance ERP platform in the U.S. in the third quarter of 2015. Part of the data migrated was not reconciled timely, resulting in the double counting of a deferred tax asset. The second misstatement was related to the misapplication of a tax rule related to foreign dividend income. The third misstatement was related to a design deficiency associated with transfer pricing.

Management evaluated the materiality of all the errors described above from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that they are not material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Accordingly, we are correcting these errors in every affected period in the 2015 and 2016 consolidated financial statements included in this Form 10-K.

During the fourth quarter of 2017, we identified errors in the unaudited interim condensed consolidated financial statements for the three months ended September 30, 2017. We identified an error in the recording of deferred revenue acquired in our acquisition of RainDance (see Note 2, "Acquisitions"). This resulted in an overstatement of revenue recorded in the third quarter of 2017 of $0.9 million that was corrected in the fourth quarter of 2017. In addition, we identified an error in an estimated employee benefit expense that resulted in an understatement of expenses reported in Cost of goods sold, Selling, general and administrative expense and Research and development expense, net, in the third quarter of 2017 of $3.8 million that was corrected in the fourth quarter of 2017. Finally, we identified an error during our reconciliation of various inventory accounts which resulted in an understatement of Cost of goods sold in the third quarter of 2017 of $3.5 million that was corrected in the fourth quarter of 2017. The impact of these errors resulted in an overstatement of our Provision for income taxes reported in the third quarter of 2017 of $2.9 million that was corrected in the fourth quarter of 2017.

Management evaluated the materiality of all the errors described in the previous paragraph from a qualitative and quantitative perspective. Based on such evaluation, we have concluded that they are not material to any individual prior period, nor did they have an effect on the trend of financial results, taking into account the requirements of SAB 108. Accordingly, we are correcting these errors in the financial statements for the quarter ended September 30, 2017 included in this Form 10-K.

The impact of the immaterial error corrections described above are presented on a as reported, adjustment and as revised basis in the following summarized quarterly financial data for 2017 and 2016 (in millions, except per share data):

As reported:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net sales	$500.1	$504.7	$535.0	$620.4
Cost of goods sold	230.1	231.4	230.5	280.8
Gross profit	270.0	273.3	304.5	339.6
Selling, general and administrative expense	194.9	213.0	196.8	204.2
Research and development expense	49.5	62.6	61.4	76.8
Income before income taxes	20.1	1.1	38.9	37.7
(Provision for) benefit from income taxes	(7.7)	3.9	(11.5)	32.2
Net income	12.4	5.0	27.4	69.9
Basic earnings per share	$0.42	$0.17	$0.92	$2.35
Diluted earnings per share	$0.41	$0.17	$0.91	$2.32

2016
Net sales	$471.2	$516.8	$508.7	$571.5
Cost of goods sold	207.2	236.6	229.2	257.1
Gross profit	264.0	280.2	279.5	314.4
Selling, general and administrative expense	189.7	205.5	201.5	220.0
Research and development expense	48.6	49.8	49.9	57.6
Income (loss) before income taxes	20.2	26.9	22.7	(28.2)
(Provision for) benefit from income taxes	(7.9)	(8.9)	(4.3)	7.6
Net income (loss)	12.3	18.0	18.4	(20.6)
Basic earnings (loss) per share	$0.42	$0.61	$0.63	$(0.70)
Diluted earnings (loss) per share	$0.42	$0.61	$0.62	$(0.70)

Adjustments:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net sales	$—	$—	$(0.9)	$0.9
Cost of goods sold	—	—	4.7	(4.7)
Gross profit	—	—	(5.6)	5.6
Selling, general and administrative expense	—	—	1.9	(1.9)
Research and development expense	—	—	0.7	(0.7)
Income before income taxes	—	—	(8.2)	8.2
(Provision for) benefit from income taxes	—	—	2.9	4.6
Net income	—	—	(5.3)	12.8
Basic earnings per share	$—	$—	$(0.18)	$0.43
Diluted earnings per share	$—	$—	$(0.18)	$0.43

2016
Net sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross profit	—	—	—	—
Selling, general and administrative expense	—	—	—	—
Research and development expense	—	—	—	—
Income (loss) before income taxes	—	—	—	—
(Provision for) benefit from income taxes	(1.3)	(1.4)	(1.3)	1.9
Net income (loss)	(1.3)	(1.4)	(1.3)	1.9
Basic earnings (loss) per share	$(0.04)	$(0.05)	$(0.05)	$0.07
Diluted earnings (loss) per share	$(0.05)	$(0.05)	$(0.04)	$0.07

As revised:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net sales	$500.1	$504.7	$534.1	$621.3
Cost of goods sold	230.1	231.4	235.2	276.1
Gross profit	270.0	273.3	298.9	345.2
Selling, general and administrative expense	194.9	213.0	198.7	202.3
Research and development expense	49.5	62.6	62.1	76.1
Income before income taxes	20.1	1.1	30.7	45.9
(Provision for) benefit from income taxes	(7.7)	3.9	(8.6)	36.8
Net income	12.4	5.0	22.1	82.7
Basic earnings per share	$0.42	$0.17	$0.74	$2.78
Diluted earnings per share	$0.41	$0.17	$0.73	$2.75

2016
Net sales	$471.2	$516.8	$508.7	$571.5
Cost of goods sold	207.2	236.6	229.2	257.1
Gross profit	264.0	280.2	279.5	314.4
Selling, general and administrative expense	189.7	205.5	201.5	220.0
Research and development expense	48.6	49.8	49.9	57.6
Income (loss) before income taxes	20.2	26.9	22.7	(28.2)
(Provision for) benefit from income taxes	(9.2)	(10.3)	(5.6)	9.5
Net income (loss)	11.0	16.6	17.1	(18.7)
Basic earnings (loss) per share	$0.38	$0.56	$0.58	$(0.63)
Diluted earnings (loss) per share	$0.37	$0.56	$0.58	$(0.63)

Note: As a result of the net loss for the three months ended December 31, 2016, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share as their effect was anti-dilutive.

17. SUBSEQUENT EVENT

Subsequent to December 31, 2017, the Company obtained an extension of time to provide its annual audited financial statements for its 2017 fiscal year and related compliance certificate and other deliveries as currently required by the Credit Agreement discussed in Note 5. This extension provides that the Company may provide its annual audited financial statements for its 2017 fiscal year within 120 days after the end of its 2017 fiscal year and its compliance certificate in respect of its 2017 fiscal year within 130 days after the end of its 2017 fiscal year. No amounts were outstanding under this Credit Agreement at December 31, 2017 and no amounts have been borrowed since.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this Annual Report on Form 10-K. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting at December 31, 2017, which we view as an integral part of our disclosure controls and procedures, discussed in further detail below.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, our management identified the internal control deficiencies described below.

We did not maintain a sufficient complement of personnel in certain European countries with appropriate training and expertise in accounting and reporting in the new ERP system following the system conversion and European reorganization including the implementation of reporting lines, appropriate authorities and responsibilities within and between our accounting and reporting function, information technology and the business operations in these European countries.

We did not conduct continuous risk assessment over changes in our European business operations, IT systems and personnel to identify and assess necessary changes in internal control over financial reporting.

As a result, we did not design effective control activities over the accounting for financial statement amounts, including inventory and revenue, reported by entities impacted by the European reorganization, including management review controls with sufficient precision to identify and investigate potential outliers.

These control deficiencies resulted in immaterial misstatements to inventory, revenue, and cost of goods sold, certain of which were corrected in the consolidated financial statements as of December 31, 2017, prior to issuance.

Because the deficiencies create a reasonable possibility of material misstatement in the annual or interim consolidated financial statements that will not be prevented or detected on a timely basis, they represent a material weakness in internal control over financial reporting and accordingly, management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

KPMG, LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

Our management believes that our enhanced post-conversion management review control activities and augmented user acceptance testing of system changes, which were designed to remediate the material weakness over financial reporting disclosed as of September 30, 2017, were sufficiently implemented as of December 31, 2017. Other than the changes in internal control described above and the material weakness described in Management’s Report on Internal Control Over Financial Reporting, there were no changes in our internal controls over financial reporting (as defined in Rules 13a - 15(f) and 15(d) - 15(f) under the Exchange Act) that occurred during fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Internal Controls

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(e) Planned Remediation Actions to Address the Material Weakness

Our management has discussed the results of the evaluation and assessment with our Audit Committee.

Management is enhancing its control environment in the entities impacted by the ERP system conversion and European reorganization by (i) increasing resources with sufficient accounting and reporting expertise within our reorganized business and using our new ERP system, (ii) implementing and monitoring reporting lines and appropriate authorities and responsibilities within the accounting and reporting function, information technology and the business operations and (iii) providing training to our control owners to effectively perform controls in the new environment including training on reconciliation review controls and certain ERP system enhancements.

Management is also enhancing its risk assessment process to continuously assess the potential impact on internal control over financial reporting of changes to business operations, including changes relating to similar ERP systems conversions and reorganizations that may occur in the future.

Management is also in the process of designing additional control activities over financial statement amounts reported by entities impacted by the European reorganization.

These remediation efforts began in the three-month period ended December 31, 2017 and are expected to be completed during the year ended December 31, 2018.

However, we cannot assure you that these efforts will be effective in timely remediating the material weakness or that additional deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional significant deficiencies or material weaknesses, result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2018 annual meeting of stockholders (the “2018 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Bio-Rad’s Board of Directors has determined that each of Jeffrey L. Edwards, Gregory K. Hinckley and Melinda Litherland is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K.  Each of Jeffrey L. Edwards, Gregory K. Hinckley and Melinda Litherland is also an “independent” director, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 303A.02 of the New York Stock Exchange (NYSE) Listed Company Manual.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2018 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and "Pay Ratio Disclosure.”  In addition, the information from a portion of the 2018 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2018 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2017
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	880,710	$120.39	2,493,506 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	880,710	$120.39	2,493,506

(1)	Consists of the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(2)
Consists of 1,771,794 shares available under the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan and 721,712 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(3)	Excludes Restricted Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2018 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2018 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1	Index to Financial Statements – See Item 8 of Part II of this report “Financial Statements and
Supplementary Data" on page 44 for a list of financial statements.

2	Schedule II Valuation and Qualifying Accounts

All other financial statement schedules are omitted because they are not required or the required information is included in the consolidated financial statements or the notes thereto.

BIO-RAD LABORATORIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016, and 2015
(in thousands)

Allowance for doubtful accounts receivable

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
2017	$23,367	$11,174	$(8,992)	$25,549
2016	$24,418	$3,785	$(4,836)	$23,367
2015	$27,973	$8,783	$(12,338)	$24,418

Valuation allowance for long-term deferred tax assets

	Balance at Beginning of Year	Additions Charged (Credited) to Income Tax Expense	Deductions	Balance at End of Year
2017	$66,403	$(47)	$—	$66,356
2016	$58,277	$8,126	$—	$66,403
2015	$58,615	$(338)	$—	$58,277

3.	Index to Exhibits

The exhibits listed below in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

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

10.2	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (5)

10.2.1	First Amendment to the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan (6)

10.3	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (7)

10.4	2003 Stock Option Plan. (8)

10.4.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (9)

10.4.2	Second Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., dated March 1, 2012. (10)

10.5	2007 Incentive Award Plan. (11)

10.5.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007
Incentive Award Plan. (12)

10.5.2	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. (13)

10.6	Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan (14)

10.6.1	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan (15)

10.6.2	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (16)

10.7	Form of Indemnification Agreement. (17)

10.8	Settlement Agreement and General Release. (18)

10.9	Non-Prosecution Agreement effective November 3, 2014 between the U.S. Department of Justice and Bio-Rad
Laboratories, Inc. (19)

10.10	Securities and Exchange Commission Order effective November 3, 2014. (19)

Exhibit No.

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to Bio-Rad’s Form 8-K filing, dated October 27, 2017.

(3)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 8-K filing, dated December 9, 2010.

(4)	Incorporated by reference to the Exhibits to Bio-Rad’s 8-K filing, dated June 26, 2014.

(5)	Incorporated by reference to Exhibit 10.9 to Bio-Rad's June 30, 2011 Form 10-Q filing, dated August 4, 2011.

(6)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017

(7)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997 Form 10-Q filing, dated
November 13, 1997.

(8)	Incorporated by reference to Exhibit 10.7 to Bio-Rad’s March 31, 2003 Form 10-Q filing, dated
May 13, 2003.

(9)	Incorporated by reference to Exhibit 10.7.1 to Bio-Rad’s March 31, 2007 Form 10-Q filing, dated May 4, 2007.

(10)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s June 30, 2012 Form 10-Q filing, dated August 9, 2012.

(11)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated July 30, 2007.

(12)	Incorporated by reference to Exhibit 10.8.1 to Bio-Rad’s September 30, 2009 Form 10-Q filing, dated November 4, 2009.

(13)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s March 31, 2014 Form 10-Q filing, dated May 8, 2014.

(14)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017

(15)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017

(16)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017

(17)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated August 7, 2017.

(18)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 7, 2014.

(19)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2014.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Christine A. Tsingos
Christine A. Tsingos
Executive Vice President, Chief Financial Officer

Date:	April 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Chairman of the Board, President
/s/ Norman Schwartz	and Chief Executive Officer	April 13, 2018
(Norman Schwartz)

Principal Financial Officer:
/s/ Christine A. Tsingos	Executive Vice President,
(Christine A. Tsingos)	Chief Financial Officer	April 13, 2018

Principal Accounting Officer:
/s/ James R. Stark	Vice President, Corporate Controller	April 13, 2018
(James R. Stark)

Other Directors:
/s/ Jeffrey L. Edwards	Director	April 13, 2018
(Jeffrey L. Edwards)

/s/ Gregory K. Hinckley	Director	April 13, 2018
(Gregory K. Hinckley)

/s/ Melinda Litherland	Director	April 13, 2018
(Melinda Litherland)

/s/ Arnold A. Pinkston	Director	April 13, 2018
(Arnold A. Pinkston)

/s/ Alice N. Schwartz	Director	April 13, 2018
(Alice N. Schwartz)