Form 10-K/A
period 2017-12-31
BIO RAD LABORATORIES INC
filed 2018-04-26
CIK 12208

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2017

OR

    ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                                          to

Commission file number 1-7928

BIO-RAD LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1381833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive, Hercules, California	94547
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(510) 724-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock Par Value $0.0001 per share	New York Stock Exchange
Class B Common Stock Par Value $0.0001 per share	New York Stock Exchange

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates was approximately $4,732,091,180 and the aggregate market value of the registrant’s Class B Common Stock held by non-affiliates was approximately $63,200,250.

As of April 10, 2018, there were 24,701,407 shares of Class A Common Stock and 5,103,283 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference

            None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Original Form 10-K”), filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2018 (“Original Filing Date”) for the sole purpose of including the information required by Items 10-14 of Part III of Form 10-K. This information was previously not included in the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated into the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated so as to include the information set forth in this Form 10-K/A. In addition, Part IV, Item 15(a)(3) of the Original Form 10-K is amended to include new certifications by our principal executive officer and principal financial officer, as required by Rule 12b-15. Because no financial statements are included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

This Form 10-K/A does not amend, modify, or otherwise update any other information in the Original Form 10-K, including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC. In addition, this Form 10-K/A does not reflect events that may have occurred subsequent to the Original Filing Date.

BIO-RAD LABORATORIES, INC.

FORM 10-K/A DECEMBER 31, 2017

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Our Board of Directors currently has six members. The term of each of our current directors expires as of the date of the annual meeting of stockholders or on election and qualification of his or her successor. All of our current directors are standing for re-election to our Board. At the Annual Meeting, the stockholders will elect six directors. The six persons nominated are: Jeffrey L. Edwards, Gregory K. Hinckley, Melinda Litherland, Arnold A. Pinkston, Alice N. Schwartz, and Norman Schwartz. The table below includes biographies for each nominee and an indication of the class of Common Stock for which the person is a director nominee. Norman Schwartz is the son of Alice N. Schwartz. No other family relationships exist among our current and nominated directors or executive officers.

Jeffrey L. Edwards

Former EVP, Chief Financial Officer of Allergan, Inc.

Director Since: 2017

Age: 57

Class of Common Stock to Elect: Class B

Mr. Edwards retired from Allergan, Inc., a multi-specialty health care company, in February 2015 after nearly 22 years at Allergan. From September 2005 to August 2014, he served as Executive Vice President, Finance and Business Development, Chief Financial Officer at Allergan. From 2003 to 2005 he served as Allergan’s Corporate Vice President, Corporate Development and previously served as Senior Vice President, Treasury, Tax and Investor Relations. Prior to joining Allergan, Mr. Edwards was with Banque Paribas from 1992-1993 and Security Pacific National Bank from 1983-1992, where he held various senior-level positions in the credit and business development functions. Mr. Edwards currently serves on the Board of Directors and as Audit Committee chairman of both FibroGen, Inc., a publicly traded biopharmaceutical company, and Viamet Pharmaceuticals Holdings, LLC, a privately-owned biopharmaceutical company. Mr. Edwards has over 25 years of public company experience. We believe that Mr. Edwards’ deep financial, capital allocation, and business development experience give him the qualifications and skills to serve as a director.

Gregory L. Hinckley

Former President of Mentor Graphics Corporation

Director Since: 2017

Age: 71

Class of Common Stock to Elect: Class B

Mr. Hinckley retired from Mentor Graphics Corporation, a leader in computer automated software for electronics design, in July 2017 after 20 years at Mentor Graphics. From 1999 to July 2017, he served as President of Mentor Graphics. From 1997 to 1999, he served as Mentor Graphics’ Executive Vice President, Chief Operating and Financial Officer. Prior to joining Mentor Graphics in 1997, Mr. Hinckley served as Chief Financial Officer for VLSI Technology, Inc., a publicly traded integrated semiconductor device company, from 1992-1997, for Crowley Maritime Corporation from 1989-1991 and for Bio-Rad from 1983-1989. Mr. Hinckley was a director of Intermec, Inc., a publicly traded provider of automated identification and data collection (AIDC) solutions, Super Micro, a publicly traded provider of advanced computer server systems and subsystems, and Amkor Technology, a leading supplier of outsourced semiconductor interconnect services. He currently serves as a director of SI-Bone, Inc., a privately held orthopedic device company. Mr. Hinckley has over 40 years of public company experience. We believe that Mr. Hinckley’s financial, operational and public board expertise give him the qualifications and skills to serve as a director.

Melinda Litherland

Retired Partner, Deloitte & Touche LLP

Director Since: 2017

Age: 60

Class of Common Stock to Elect: Class A

Ms. Litherland retired in 2015 as a Partner at Deloitte & Touche LLP, where she worked since 1981. She is a certified public accountant with 34 years of experience working with life science and technology companies in both audit and consulting capacities. Ms. Litherland is a member of the American Institute of CPAs (AICPA) and serves on the Board of Directors of Ronald McDonald House Charities Bay Area, including the Finance and Capital Campaign Committees. We believe that Ms. Litherland’s extensive financial and life sciences background gives her the qualifications and skills to serve as a director.

Arnold A. Pinkston

Chief Legal Officer and Corporate Secretary of CoreLogic, Inc.

Director Since: 2017

Age: 59

Class of Common Stock to Elect: Class A

Mr. Pinkston is currently the Chief Legal Officer and Corporate Secretary of CoreLogic, Inc., a leading global property information, analytics and data-enabled solutions provider. Prior to joining CoreLogic in January 2018, he served as Executive Vice President and General Counsel for Allergan, Inc., a multi-specialty health care company, from 2011 until March 2015. From 2005 until 2011, Mr. Pinkston served as Senior Vice President, General Counsel and Secretary for Beckman Coulter, Inc., a health care diagnostics and life sciences company. From 1994 until 2005, he held various positions at Eli Lilly and Company, a global pharmaceutical company, including Vice President and Deputy General Counsel. Additionally, Mr. Pinkston was formerly a director of Janus Capital Group, a publicly owned investment firm. Mr. Pinkston has over 20 years of experience at successful public companies. We believe that Mr. Pinkston’s broad corporate governance, regulatory and M&A knowledge give him the qualifications and skills to serve as a director.

Alice N. Schwartz

Retired Research Associate at the University of California

Director Since: 1967

Age: 91

Class of Common Stock to Elect: Class B

Mrs. Schwartz has been retired since 1979. From 1972 to 1978 she was a Research Associate at the University of California. As a co-founder of our Company, Mrs. Schwartz has a unique and invaluable understanding of our Company’s business practices and core values. We believe that Mrs. Schwartz’s technical and business expertise gained through her many years as a researcher and as a director of our Company give her the qualifications and skills to serve as a director.

Norman Schwartz

President and Chief Executive Officer

Director Since: 1995

Age: 68

Class of Common Stock to Elect: Class B

Mr. Schwartz has been our President and Chief Executive Officer since 2003 and our Chairman of the Board since 2012. He was our Vice President from 1989 to 2002, our Group Manager, Life Science, from 1997 to 2002 and our Group Manager, Clinical Diagnostics, from 1993 to 1997. We believe Mr. Schwartz’s financial and business expertise gained through over 41 years of service with our Company, including as our President and Chief Executive Officer for over 15 years, give him the qualifications and skills to serve as a director.

Controlled Company

Because the Schwartz family holds more than 50% of our Voting Power and the votes necessary to elect a majority of our Board of Directors through its ownership of our Class B Common Stock, we are a “controlled company” for purposes of the New York Stock Exchange listing standards.

Independent Directors

Of our directors between January 1, 2017 and April 25, 2017, Louis Drapeau, Joel McComb, Deborah J. Neff and Robert M. Malchione were “independent” directors, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 303A.02 of the New York Stock Exchange Listed Company Manual.

Starting April 26, 2017 and continuing through the date of filing of this Form 10-K/A, Jeffrey L. Edwards, Gregory K. Hinckley, Melinda Litherland and Arnold A Pinkston are “independent” directors, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 303A.02 of the New York State Exchange Listed Company Manual.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, a Compensation Committee and a Legal and Regulatory Compliance Committee. Because we are a “controlled company,” as explained above, our Board of Directors has no nominating committee or other committees performing similar functions. Our Board of Directors also may from time to time appoint other special committees formed for a particular purpose.

Current Director	Audit Committee	Compensation Committee	Legal & Regulatory Compliance Committee
Jeffrey L. Edwards	✓	✓*	✓
Gregory K. Hinckley**	✓		✓
Melinda Litherland	✓*	✓
Arnold A. Pinkston			✓*
*	Chair
**	Lead Independent Director

Audit Committee

Between January 1, 2017 and April 25, 2017, the Audit Committee was comprised of the following former directors of the Company: Louis Drapeau, Robert M. Malchione and Deborah J. Neff, all of whom were “independent” directors, as stated above, and each was able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Our Board of Directors had determined that Mr. Drapeau is an audit committee financial expert.

Starting April 26, 2017 and continuing for the remainder of 2017, the Audit Committee was comprised of Jeffrey L. Edwards, Gregory K. Hinckley and Melinda Litherland, all of whom are “independent” directors, as stated above, and each is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Our Board of Directors has determined that each of Jeffrey L. Edwards, Gregory K. Hinckley and Melinda Litherland is an audit committee financial expert.

Our Board of Directors adopted a new Audit Committee Charter on March 11, 2004 and amended it on July 22, 2009, March 28, 2012, March 19, 2014, February 17, 2016 and February 21, 2018, a copy of which is available at the Corporate Governance section of our Web site, www.bio-rad.com. As set forth in the Audit Committee Charter, the purpose of our Audit Committee is to assist our Board of Directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent auditor’s qualifications and independence; and (iv) the performance of our internal audit function and independent auditor.

Our Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent auditor we engage, including resolution of any disagreements between our management and the independent auditor regarding financial reporting, and is responsible for reviewing and evaluating our accounting policies and system of internal accounting controls. In addition, our Audit Committee reviews the scope of our independent auditor’s audit of our financial statements, reviews and discusses our audited financial statements with management, prepares the annual Audit Committee reports that are included in our proxy statements and annually reviews the Audit Committee’s performance and the Audit Committee Charter, among other responsibilities. Our Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, any independent counsel, experts or advisors that the Audit Committee believes to be necessary or appropriate in order to enable it to carry out its duties. Our Audit Committee Charter and Corporate Governance Guidelines provide that the members of the Audit Committee may not serve on the audit committees of the boards of directors of more than two other companies at the same time as they are serving on our Audit Committee unless our Board of Directors determines that such simultaneous service would not impair the ability of such member to effectively serve on our Audit Committee. Our Audit Committee met ten times in 2017.

Compensation Committee

Between January 1, 2017 and April 25, 2017, the Compensation Committee was comprised of the following former directors of the Company: Louis Drapeau and Deborah J. Neff. Starting April 26, 2017 and continuing for the remainder of 2017, the Compensation Committee was comprised of Jeffrey L. Edwards and Melinda Litherland.

The Compensation Committee met five times in 2017 to make determinations regarding compensation for the senior management team. Mr. Drapeau and Ms. Neff, when they served on the Compensation Committee, were “independent” directors, as stated above, and met the definitions of an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code and a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Mr. Edwards and Ms. Litherland are “independent” directors, as stated above, and meet the definitions of an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code and a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. Our Board of Directors adopted a Compensation Committee charter on July 24, 2013 and amended it on March 23, 2016 and October 25, 2017, a copy of which is available at the Corporate Governance section of our Web site, www.bio-rad.com. The Compensation Committee has overall responsibility for evaluating and approving certain elements of the compensation of our executives..

Legal and Regulatory Compliance Committee

The Legal and Regulatory Compliance Committee was formed on April 26, 2017. In 2017, the Legal and Regulatory Compliance Committee was composed of Gregory K. Hinckley, Jeffrey L. Edwards and Arnold A. Pinkston. The Legal and Regulatory Compliance Committee met three times in 2017. The Legal and Regulatory Compliance Committee has responsibility for assisting the Board with its oversight of the Company’s compliance with the Foreign Corrupt Practices Act of 1977 and other anti-corruption, anti-kickback and false-claims laws, as well as the Company’s Compliance Program and related compliance policies.

Nominating Committee Functions

Our Board of Directors does not have a standing nominating committee or a committee performing similar functions. Because we are a “controlled company” as stated above, we are not required to have a standing nominating committee comprised solely of independent directors. Our Board of Directors believes that it is appropriate for us not to have a standing nominating committee because we are controlled by the Schwartz family. Notwithstanding this, each member of our Board of Directors participates in the consideration of director nominees. Gregory K. Hinckley, Jeffrey L. Edwards, Melinda Litherland and Arnold A. Pinkston are all “independent” directors, as stated above; Alice N. Schwartz and Norman Schwartz are not.

Our Board of Directors has not adopted a charter governing the director nomination process. However, it is the policy of our Board of Directors to consider stockholder nominations for candidates for membership on our Board of Directors that are properly submitted as set forth below under the caption “Communications with the Board of Directors” and the section titled “Stockholder Proposals.” The stockholder must submit a detailed resume of the candidate together with a written explanation of the reasons why the stockholder believes that the candidate is qualified to serve on our Board of Directors. In addition, the stockholder must include the written consent of the candidate, provide any additional information about the candidate that is required to be included in a proxy statement pursuant to the rules and regulations of the Securities and Exchange Commission and the Company’s Amended and Restated Bylaws, and must also describe any arrangements or undertakings between the stockholder and the candidate regarding the nomination.

EXECUTIVE OFFICERS

Executive officers of Bio-Rad as of March 30, 2018 are listed in the table below.

Name	Position with Bio-Rad as of December 31, 2017	Age
Norman Schwartz	President, Chief Executive Officer and Chairman of the Board	68
Michael Crowley	Executive Vice President, Global Commercial Operations	56
Timothy S. Ernst	Executive Vice President, General Counsel and Secretary	58
John Goetz (1)	Executive Vice President and Chief Operating Officer	68
John Hertia	Executive Vice President and President, Clinical Diagnostics Group	62
Ronald W. Hutton	Vice President and Treasurer	60
Giovanni Magni	Executive Vice President and Chief Strategy Officer	61
Christine A. Tsingos	Executive Vice President and Chief Financial Officer	59
Annette Tumolo	Executive Vice President and President, Life Science Group	63
(1)	Mr. Goetz retired from the Company effective March 30, 2018.

Biographical information regarding Norman Schwartz is provided in the preceding pages. Biographical information regarding Michael Crowley, Timothy S. Ernst, John Goetz, John Hertia, Ronald W. Hutton, Giovanni Magni, Christine A. Tsingos and Annette Tumolo is set forth below.

Michael Crowley was appointed Executive Vice President, Global Commercial Operations in December 2014. Previously he was Vice President, Commercial Manager, Europe from 2012 to 2014 and Commercial Manager, Clinical Diagnostics Group, Europe from 2011 to 2012 and Division Manager of the Clinical Diagnostics Group North American Sales Organization from 2008 to 2011. Prior to that, he was the Clinical Diagnostics U.S. National Sales Manager since joining Bio-Rad in 1998.

Timothy S. Ernst was appointed Executive Vice President, General Counsel and Secretary in June 2016. Previously he was Senior Vice President, General Counsel and Secretary of Big Heart Pet Brands, a manufacturer and marketer of branded pet food products, from 2014 to 2015. Prior to that, he was the Senior Vice-President, General Counsel and Secretary of Del Monte Foods, a manufacturer and marketer of consumer food products, from 2012 to 2014, and Associate General Counsel and Assistant Secretary of Del Monte Foods from 1995 to 2012. He was the Associate General Counsel of California and Hawaiian Sugar Company, a refiner and marketer of sugar and sugar products, from 1990 to 1995. He is a member of the California Bar and Association of Corporate Counsel.

John Goetz was appointed Executive Vice President, Chief Operating Officer in September 2014. He was appointed Executive Vice President and President of the Clinical Diagnostics Group in 2012 and was Vice President and Group Manager of the Clinical Diagnostics Group from 2000 to 2012. Previously, he held various positions within Bio-Rad since joining us in 1974 including Plant Engineer, Manufacturing Manager, Division Manager, Quality Systems Division and Operations Manager of the Diagnostics Group. On February 13, 2018, Mr. Goetz informed the Company of his intention to retire and resign from his position at the Company, to be effective March 30, 2018. The Company thanks Mr. Goetz for his service to the Company.

John Hertia was appointed Executive Vice President, President, Clinical Diagnostics Group, in August 2014. Previously he was Senior Vice President of Global Technology and Systems from 2010 to 2014, Worldwide Group Operations Manager, Life Science Group from 2006 to 2010 and Operations Manager Clinical Diagnostics Group, U.S. Operations from 2000 to 2006. Prior to that, he held various positions within our Clinical Diagnostics Group since joining Bio-Rad in 1982, including Business Development and Strategic Marketing Manager and North American Sales Division Marketing Manager.

Ronald W. Hutton has been our Treasurer since 1997 and was appointed Vice President in 2012. Previously, he was Director of Treasury at Kaiser Aluminum & Chemical Corporation from 1993 to 1997.

Giovanni Magni was appointed Executive Vice President, Chief Strategy Officer in August 2014. Previously, he was Executive Vice President of International Sales from 2012 to 2014 and Vice President and International Sales Manager from 2004 to 2012. Prior to that, he held various positions within Bio-Rad since joining us in 1995, including Diagnostic Division Manager, Southern Europe and Diagnostics Group Operation Manager, France.

Christine A. Tsingos was appointed our Chief Financial Officer in 2002, Vice President in 2003 and Executive Vice President in 2012. Previously, she was the Chief Operating Officer and Chief Financial Officer at Attest Systems, Inc., a provider of information technology asset discovery and management tools, from August 2002 to November 2002. Prior to that, Ms. Tsingos was a consultant to Attest Systems, Inc. from 2000 to 2002. She was the Chief Financial Officer at Tavolo, Inc., an online retailer of gourmet cookware and food, from 1999 to 2000, and she was Treasurer, and later Vice President and Treasurer, of Autodesk, Inc., a developer of design software, from 1990 to 1999.

Annette Tumolo was appointed Executive Vice President, President, Life Science Group in September 2017. Previously she was Executive Vice President and General Manager of the Digital Biology Group from 2015 to 2017, Senior Vice President of the Digital Biology Center from 2014 to 2015, and Vice President, Director of the Digital Biology Center from 2012 to 2014. Prior to that she held various positions within Bio-Rad since joining us in 1989, including Vice President and Division Manager of the Gene Expression Division, and Business Unit Manager of the Molecular Biology Business Unit.

Our executive officers also serve in various management capacities with our wholly owned subsidiaries.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Insiders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports which they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to insiders were complied with.

CODE OF BUSINESS ETHICS

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

In this Compensation Discussion and Analysis, we review the objectives and elements of our execution compensation program and discuss the 2017 compensation earned by our named executive officers, or NEOs.

For 2017, our named executive officers were:

Name	Position
Norman Schwartz	President, Chief Executive Officer and Chairman of the Board
Christine A. Tsingos	Executive Vice President and Chief Financial Officer
John Goetz (1)	Executive Vice President and Chief Operating Officer
John Hertia	Executive Vice President and President, Clinical Diagnostics Group
Michael Crowley	Executive Vice President, Global Commercial Operations
Shannon Hall (2)	Former Executive Vice President and President, Life Science Group
(1)	Mr. Goetz retired from the Company effective March 30, 2018.
(2)	Ms. Hall ceased employment with the Company as of September 2017.

Compensation Program Objectives And Philosophy

We maintain various compensation programs for our named executive officers. Our executive compensation program, taken as a whole, has several objectives. The overriding objective of our executive compensation program is to attract, retain, motivate and develop the type of executives who will establish and execute strategic initiatives that help us to continue to grow a profitable business. We also want our executive compensation program to help align the interests of the executives with the interests of the Company and its stockholders. Finally, we want to reward our executives for business achievements and satisfaction of corporate objectives without creating risks which could have a material adverse effect on the Company.

In developing our overall executive compensation program and in setting individual pay levels for the named executive officers, we strive to meet the following goals:

•	To pay salaries that are competitive in our industry and our geographical market.
•	To use executive pay practices that are commonly found in our industry, as appropriate.
•	To pay salaries and award merit increases on the basis of the individual executive’s performance and contributions and the value of the executive’s position within our organization.

•	To maintain a “pay for performance” outlook, particularly in our incentive programs.
•	To manage risk taking by incorporating objective company performance goals into our incentive programs.

Our executive compensation program is designed to reward our executives for Company and individual performance. Because we feel that each of our named executive officers provides unique services to us, we do not use a fixed relationship between base pay, annual performance-based cash bonus payments and equity awards. When we make our final decisions about a named executive officer’s total compensation package for a year, we look at the three elements of compensation (base pay, potential performance-based bonus payments and equity awards) individually and as a complete package. Overall, we believe that our total compensation program for executives is reasonable while being competitive within the market in which we compete for executive talent and does not create risks that are reasonably likely to have a material adverse effect on the Company.

Stockholder Say-On-Pay Vote

At our 2017 meeting of stockholders, we provided our stockholders with the opportunity to cast an advisory vote on executive compensation. 99% of the shares represented in person or by proxy and entitled to vote on this “2017 say-on-pay vote” were voted in favor of the proposal. We have considered the 2017 say-on-pay vote, and we believe that the substantial support of our stockholders for the 2017 say-on-pay vote proposal indicates that our stockholders are generally supportive of our approach to executive compensation. Thus we have not made any material changes to our executive compensation arrangements in response to the 2017 say on pay vote. At our 2017 meeting of stockholders, our stockholders voted in favor of the proposal to hold say-on-pay votes every three years. Accordingly, the next say-on-pay advisory vote will be held at our 2020 meeting of stockholders. In the future, we will continue to consider the outcome of our say-on-pay votes when making compensation decisions regarding the named executive officers.

The Components Of Our Executive Compensation Program

To achieve the above goals, we have created an executive compensation program which consists of base pay, a short-term performance-based cash bonus program pursuant to the Incentive Bonus Plan, or IBP, and an equity grant program providing long-term incentives.

		Pay Element	Objective	Performance-Rewarded
FIXED	Annual	Base Salary	Provide fixed base of cash compensation commensurate with position and experience	Based in part on the Company’s and the NEO’s individual performance
AT RISK OR PERFORMANCE-BASED	Long-Term	Restricted Stock Units and Stock Options	Align NEO’s interests with stockholders; retention tool	Increase in the Company’s share price
	Annual	Incentive Bonus Plan (IBP)	Achieve annual performance goals	Company’s performance based on sales and direct contribution from operations (DC)

We use this mix of compensation types for a variety of reasons:

•	These types of programs, as a package, are typically offered by the companies from which we seek executive talent.

•	These programs provide immediate and long-term incentives for the executive officers, thereby helping to align the executives’ interests with those of the Company and its stockholders.

•	We apply differing performance goals to the various types of pay to help motivate the executives to accomplish separate and diverse corporate and individual goals.

•	Diverse programs, performance goals and payout timing help manage risk taking.

We provide executives with a package of fringe benefits on the same basis that is provided to all full-time benefits eligible employees. These benefits include such items as health insurance, tax qualified profit sharing plan contributions and group term life insurance. We do not provide the executives with any benefits that are not generally available to other full-time professional employees.

We believe that our executive compensation program, taken as a whole, is a cost-effective method of providing competitive pay to our named executive officers and implementing our compensation philosophy and objectives.

Our Process For Setting Executive Compensation

Our Human Resources Department provides various types of compensation information to the President/Chief Executive Officer and to the Compensation Committee for their consideration and reference in the evaluation and eventual determination of each executive’s total compensation package. The Compensation Committee’s focus is on the compensation of the President/Chief Executive Officer and the incentive bonus and equity awards of the named executive officers.

The President/Chief Executive Officer determines the base pay for the other named executive officers. For the Executive Vice President and President, Clinical Diagnostics Group, the Executive Vice President, Global Commercial Operations, and the former Executive Vice President and President, Life Science Group, the determination of the President/Chief Executive Officer is based on the Chief Operating Officer’s recommendation. Our process for setting executive compensation is described below.

Base Pay

In connection with setting levels of base pay, our Human Resources Department reviews independently published surveys of executive compensation levels, which cover over 1,000 U.S. based companies varying in size and industry, and prepares a report summarizing their findings. In 2017, our Human Resources Department reviewed data from the Radford Technology Survey, which provides data from a wide range of technology sub-industries, and Main Data Group, Inc., which provides compensation information for executive positions in publicly traded peer companies. From this information, our Human Resources Department determined the market salary at the median level for each comparable executive position. In addition, we review the compensation of a smaller group of companies in industry sectors in which we compete to provide additional guidance in setting base pay. This group consists of the companies in our peer group. We consider a number of potential criteria to determine which companies to include in our peer group, including companies in our industry of comparable size as measured by sales, market capitalization or asset base, in our geographic proximity, and with whom we compete for employee talent.

In 2017 the companies we considered comprising our peer group were:

• Alere Inc.	• PerkinElmer, Inc.
• Bruker Corporation	• Qiagen N.V.
• C.R. Bard, Inc.	• ResMed Inc.
• Charles River Laboratories, Inc.	• Steris Corporation
• Edwards Lifesciences Corporation	• Teleflex Incorporated
• Hill-Rom Holdings, Inc.	• Varian Medical Systems, Inc.
• Hologic, Inc.	• VWR Corporation
• IDEXX Laboratories, Inc.	• Waters Corporation
• Illumina, Inc.	• Zimmer Biomet Holdings, Inc.
• Mettler-Toledo International Inc.

The 2017 peer group was modified relative to our 2016 peer group to remove Sigma-Aldrich Corporation because it was acquired by Merck KGaA. The 2017 peer group includes nineteen life sciences and medical products companies with $1 to $5 billion in annual revenues in order to include companies that were of similar size and in similar industries to the Company.

Our Human Resources Department reviews this information with the President/Chief Executive Officer, and with respect to the President/Chief Executive Officer directly with the Compensation Committee, who then decide at their discretion if the individual base pay levels of executives need to be adjusted. Our Compensation Committee does not see any of the individual companies in the surveys, except for the companies within our peer group with respect to our President/Chief Executive Officer’s base pay. Other factors considered in determining base pay, in addition to the survey and peer group information presented by the Human Resources Department, are:

•	The financial position of the Company compared to the previous year;
•	General economic conditions both nationally and in the local market of our corporate office;
•	The executive’s achievement of individual performance goals established for the year; and
•	Where the executive’s current base pay falls relative to survey data and other company executives.

Based on all of the factors outlined above, as well as the market data, the Compensation Committee, in the case of the President/Chief Executive Officer, and the President/Chief Executive Officer, for the other named executive officers, determine the named executive officer’s base pay for the following year, and thus any of these criteria could materially impact the named executive officer’s base pay.

In 2017, the base pay of our named executive officers did not change from their base pay in effect at the end of 2016. Our named executive officers’ annual base salaries in 2017 were as follows: Mr. Schwartz: $922,023; Ms. Tsingos: $438,150; Mr. Goetz: $689,500; Mr. Hertia: $483,872; Mr. Crowley: $415,575; and Ms. Hall $404,211 (as of the last day of Ms. Hall’s employment in September 2017.)

Incentive Bonus Plan, or IBP (Cash-Based Incentive Program)

All of our named executive officers participate in our company-wide annual cash bonus program, which is known as the Incentive Bonus Plan, or IBP. The plan, which covers all of the named executive officers, as well as other employees, operates on a calendar year basis. Prior to the beginning of the year, objective performance metrics in areas of achievement are determined and approved by executive management. In 2017 these metrics were:

•	Sales; and
•	Direct contribution from operations, or DC.

Depending on which part of our organization an employee works, these metrics are applied at the company-wide or Corporate level, or at a combination of the Corporate and business group levels. In 2017, the bonuses of all our named executive officers were based on the following weighting of these metrics: Corporate sales (50%) and Corporate DC (50%). In 2017 our IBP metrics excluded results from our acquisition of RainDance Technologies, Inc. The following table shows our financial goals under the IBP for fiscal 2017 relevant to our named executive officers for Corporate, and our performance compared to those goals (in millions):

		Target Plan ($)	Adjusted Target Plan ($)(1)	Actual ($)	Adjusted Results ($)(2)	% of Target(3)
Corporate	Sales	2,188.6	2,209.1	2,145.5	2,145.5	97.1%
Goals	DC	172.8	180.2	136.2	168.3	93.4%
(1)

We have the ability to modify the goals after the beginning of a year, particularly in response to an unforeseen change in business conditions that makes an established goal irrelevant or inappropriate, subject to the approval of our Chief Executive Officer. In 2017, we adjusted our target plan to account for the effect of foreign currency.

(2)

We also have the ability to modify the calculation of the achievement of the results after the beginning of a year, particularly in response to an unforeseen change in business conditions, subject to the approval of our Chief Executive Officer. In 2017, we modified the DC achievement to account for asset impairment associated with acquisitions, restructuring costs, certain legal accruals, and contingent consideration and milestone payments associated with acquisitions.

(3)	Includes the effects of the adjustments and achieved results for our named executive officers as described in footnotes 1 and 2 above.

The IBP makes a payout only if threshold levels equal to 95% of the sales goals and/or 90% of the direct contribution goals are satisfied. If the sales and/or direct contribution goal is met, the named executive officers as well as other IBP participants receive a payment indexed to a percentage of their base pay, based on the achievement relative to each of the established metrics. The percentage of base pay which can be awarded varies based upon job position/salary grade. In 2017 the target bonuses for our named executive officers as a percentage of their base pay were as follows: Mr. Schwartz: 100%; Ms. Tsingos: 50%; Mr. Goetz: 80%; Mr. Hertia: 55%; Mr. Crowley: 55% and Ms. Hall 55%. However, Ms. Hall did not receive a payout under the 2017 IBP because she was no longer employed by the Company as of September 2017. The payments under this program can be as much as twice the target bonus, but the named executive officers (as well as the other people who participate in the IBP) will not receive this benefit unless we meet the minimum required performance goals for each performance measure. With respect to bonuses awarded for 2017, our named executive officers achieved between 35% and 69% of their base pay. Payments are typically made during the first quarter of the following year. We have no policy regarding the adjustment or recovery of IBP awards in the event that an accounting restatement results in corporate goals not being satisfied.

We establish the individual target bonus levels, in part, by reviewing competitive market data of companies in our peer group described above. The individual target bonus levels for our named executive officers in 2017 are set forth in the “Grants of Plan-Based Awards Table,” and the bonuses paid to our named executive officers under the 2017 IBP are set forth in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.”

While our Company reserves the right to award discretionary bonus payments to employees, no such payments were made to any of the named executive officers in the last five years.

Equity Compensation

Another key component of our executive compensation program is equity grants. We make grants of restricted stock units and options to purchase our stock to the named executive officers, as well as other employees, under our 2017 Incentive Award Plan.

In 2017, we granted non-qualified stock options and restricted stock units to certain of our named executive officers. We generally grant options to purchase Class A Common Stock and Class A Common restricted stock units to all named executive officers. In certain years prior to 2017, Norman Schwartz received options to acquire Class B Common Stock and Class B Common restricted stock units. The holders of Class B Common Stock have certain preferential voting rights, as described in the section titled “General Information About the Meeting and Voting” above. All non-qualified stock options have an exercise price equal to fair market value on the date of grant. Options granted to named executive officers generally vest on a five year basis, at a rate of 20% of the option grant on each anniversary date of the grant subject to continued service with the Company. All of the options have a ten year term. Restricted stock units granted to our named executive officers in 2017 vest on a five-year basis at a rate of 20% per year beginning one year from the grant date subject to continued service with the Company. We granted a combination of restricted stock units and stock options to our named executive officers to align ourselves with current market equity compensation practices.

Our process for granting equity to named executive officers has been as follows: first we conduct a general review of certain market information provided by outside independent equity compensation surveys, which cover large numbers of U.S. companies varying in size and industry. In 2017 we determined competitive market grant levels using the Radford Technology Survey and information from Main Data Group, Inc. Next we consider the size of the equity pool, which contains a number of shares that approximates a percentage of our outstanding shares as of the prior year, which in 2017 was 0.8%. The amount of equity available for grant to all eligible employees, including our named executive officers, is generally limited by the size of this equity pool. Subject to this limitation and based on the market information, our Human Resources Department creates individual equity grant recommendations, which provide a range of potential option grants and restricted stock unit grants based on job position/salary grade, including for the positions of our named executive officers.

Using the equity grant recommendations created by our Human Resources Department and considering individual performance, management suggests an allocation of the equity pool among all eligible employees to the Compensation Committee. The Compensation Committee reviews the suggested allocation of awards and makes a recommendation to the entire Board of Directors. Based on the Compensation Committee’s recommendation, the Board of Directors makes its own determination as to the size and mix of the grants to individuals. The Board provides the approved equity grant and pricing information to the President/Chief Executive Officer for implementation. The Board of Directors met and approved the 2017 equity grants to our named executive officers on September 5, 2017, with a grant date of September 5, 2017. The equity grants for our named executive officers in 2017 are set forth in the “Grants of Plan-Based Awards Table.”

We believe that the grant of restricted stock units and fair market value stock options provides benefits to both the Company and the executive. We benefit because:

•	The restricted stock units and the options help to align the executive’s financial interest with the Company’s and the stockholders’ long-term interests.
•	The restricted stock units and options help us retain the executives in a competitive market.
•

The executives benefit because:

•	They can realize additional income as grants vest or if our shares increase in value.
•	With respect to options, they have no personal income tax impact until they exercise the options.
•

We do not maintain any equity ownership guidelines for our named executive officers. Our insider trading policy prohibits our officers, directors, employees and consultants from engaging in (i) hedging transactions or similar arrangements that have the effect of offsetting any decrease in the market value of the Company’s securities, (ii) short sales, and (iii) transactions in publicly traded options.

Other Compensation

The Company provides its executive officers with the following benefits that are also available to all of its regular status employees:

401(k) Plan

The Company offers to all regular status employees the opportunity to participate in a 401(k) Profit Sharing Plan. The 401(k) Profit Sharing Plan permits eligible employees of the Company to defer up to 50% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. The Company also provides a discretionary profit sharing contribution to all regular status employees with more than one year of service. The Profit Sharing contribution is made on a quarterly basis and is subject to certain limitations imposed by the Code. The Profit Sharing contribution is subject to a three year cliff vesting schedule. Each of our named executive officers received a contribution in the amount of $13,500 from the Company in 2017.

Health and Welfare Benefits

The Company’s healthcare, disability insurance, and other welfare and employee-benefit programs are the same for all eligible regular status employees, including executive officers. Because of the importance placed by the Company on the health and welfare of its employees, the Company paid 80% of the premiums associated with these programs on behalf of all of its regular status employees and their dependents in 2017.

Term Life Insurance

In addition to the forgoing, the Company also provides all regular status employees with term life insurance coverage of two times annual salary up to a maximum of $750,000.

We have no employment agreements with our named executive officers, and therefore, there are no individual written agreements that would provide them with additional perquisites. There are no formal or informal corporate policies that provide benefits (that are not integrally and directly related to the performance of the executive’s duties) to our named executive officers which are not available to the general employee population.

Internal Pay Equity

Our compensation programs are designed so that potential realizable compensation is set relative to each executive’s level of responsibility and potential impact on our performance. While the compensation levels and design may be similar for executives at the same level, actual compensation may vary due to changes in an executive’s base salary and individual performance over time.

Tax Considerations

Section 162(m) of the Code limits the tax deductibility by us of annual compensation in excess of $1,000,000 paid to our “covered employees.” Prior to the Tax Cuts and Jobs Act of 2017, covered employees generally consisted of our Chief Executive Officer and each of the next three highest compensated officers serving at the end of the taxable year other than our Chief Financial Officer, and compensation that qualified as “performance-based” under Section 162(m) was exempt from this $1 million deduction limitation. As part of the Tax Cuts and Jobs Act of 2017, the ability to rely on this exemption was, with certain limited exceptions, eliminated; in addition, the definition of covered employees was expanded to generally include all named executive officers.

The Compensation Committee may consider the anticipated tax treatment to us and our executive officers when reviewing executive compensation and our compensation programs. The deductibility of some types of compensation payments can depend upon the timing of an executive’s vesting or exercise of previously granted rights or termination of employment. Interpretations of and changes in applicable tax laws and regulations, as well as other factors beyond the Compensation Committee’s control, also can affect the deductibility of compensation.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, including the Company’s Chairman and President and Chief Executive Officer. Based on the review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2017.

THE COMPENSATION COMMITTEE

Jeffrey L. Edwards Melinda Litherland

The Compensation Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this document into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under these Acts.

COMPENSATION TABLES

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers as a result of company operations for the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Norman Schwartz	2017	922,022	2,807,740	1,012,928	637,818	24,168	5,404,676
President, Chief Executive	2016	914,320	2,389,800	829,917	720,273	22,013	4,876,323
Officer and Chairman	2015	885,558	2,232,960	872,182	1,292,930	105,925	5,389,555
Christine A. Tsingos	2017	438,150	647,940	151,691	151,547	17,674	1,407,002
Executive Vice President	2016	438,150	398,300	89,799	155,240	16,779	1,098,268
and Chief Financial Officer	2015	435,593	348,900	87,623	285,468	16,134	1,173,718
John Goetz	2017	689,500	1,727,840	404,509	381,575	33,414	3,236,838
Executive Vice President	2016	684,184	1,274,560	287,357	404,221	31,259	2,681,581
and Chief Operating Officer	2015	666,125	1,116,480	280,394	727,002	24,962	2,814,963
John Hertia	2017	483,872	647,940	151,691	184,098	21,468	1,489,069
Executive Vice President,	2016	479,556	477,960	107,759	188,467	20,188	1,273,930
President, Clinical Diagnostics Group	2015	465,253	418,680	105,148	317,244	17,838	1,324,163
Michael Crowley	2017	415,575	647,940	151,691	158,113	19,242	1,392,561
Executive Vice President,	2016	388,074	477,960	107,759	153,053	40,274	1,167,120
Global Commercial Operations	2015	441,586	418,680	105,148	267,128	215,613	1,448,155
Shannon Hall(4)	2017	375,075	647,940	151,691	—	533,228	1,707,934
Former Executive Vice President,
President, Life Science Group

(1)

The amounts reported under “Stock Awards” and “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. We based the fair value of stock awards on the market price of the shares awarded on the grant date. We calculated the value of stock option awards using the Black-Scholes option-pricing model. The valuation assumptions used in the valuation of option awards may be found in Note 9 to the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 and filed with the Securities and Exchange Commission on April 16, 2018. Please see the “Grants of Plan-Based Awards Table” for more information regarding equity awards granted during fiscal year 2017.

(2)

“Non-Equity Incentive Plan Compensation” is composed entirely of cash bonuses awarded under the IBP with respect to performance during the 2015, 2016 and 2017 fiscal years, respectively. Further information about the IBP can be found in the text in the section titled

“Our Process for Setting Executive Compensation – Incentive Bonus Plan (Cash Based Incentive Program).” Amounts earned in 2015 were paid during fiscal year 2016, amounts earned in 2016 were paid during fiscal year 2017 and amounts earned in 2017 were paid in fiscal year 2018.

(3)

“All Other Compensation” represents: contributions to each of our named executive officers of $13,500 in 2017 to our tax qualified profit sharing plan; and term life insurance costs paid on behalf of certain named executive officers. In addition, for Mr. Crowley “All Other Compensation” also includes a tax preparation fee of $1,568 in connection with his overseas assignment in Switzerland until July 2015 at the Company’s request. In addition, Ms. Hall received a severance payment of $514,184, of which $404,211 was payable in January 2018 and $109,973 was payable in March 2018, and the Company also paid, on Ms. Hall’s behalf, $4,575 for COBRA premiums through December 31, 2017.

(4)	Ms. Hall became a named executive officer for the first time for the fiscal year ended December 31, 2017. Ms. Hall ceased employment with the Company as of September 2017.

Grants Of Plan-Based Awards Table

The following table provides information about equity and non-equity awards granted to named executive officers in 2017 (the named executive officers participate in both a cash based incentive program and an equity program):

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of	All Other Option Awards: Number of Securities	Exercise or Base Price	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Shares of Stock or Units (#)(2)	Underlying Options (#)(3)	of Option Awards ($/Sh)(4)	and Option Awards ($)(5)
Norman Schwartz	—	461,011	922,023	1,844,045
	9/5/2017				13,000			2,807,740
	9/5/2017					13,000	215.98	1,012,928
Christine A. Tsingos	—	109,538	219,075	438,150
	9/5/2017				3,000			647,940
	9/5/2017					3,000	215.98	151,691
John Goetz	—	275,800	551,600	1,103,200
	9/5/2017				8,000			1,727,840
	9/5/2017					8,000	215.98	404,509
John Hertia	—	133,065	266,130	532,259
	9/5/2017				3,000			647,940
	9/5/2017					3,000	215.98	151,691
Michael Crowley	—	114,283	228,566	457,133
	9/5/2017				3,000			647,940
	9/5/2017					3,000	215.98	151,691
Shannon Hall(6)	—	111,158	222,316	444,632
	9/5/2017				3,000			647,940
	9/5/2017					3,000	215.98	151,691

(1)

These amounts represent threshold, target and maximum amounts that could have been earned for fiscal year 2017 pursuant to the IBP. Actual amounts earned for fiscal year 2017 are included in the “Summary Compensation Table” above. A detailed description of our Cash Based Incentive Program is discussed above in the section titled “Our Process for Setting Executive Compensation – Incentive Bonus Plan (Cash Based Incentive Program).”

(2)

Represents restricted stock unit grants made under our 2017 Incentive Award Plan. Restricted stock units granted vest over a five-year period at a rate of 20% per year on each anniversary of the grant date, subject to continued service. A detailed description of our process for granting equity awards is discussed in the section titled “Our Process for Setting Executive Compensation – Equity Compensation.”

(3)

Represents the grant of non-qualified stock options made under our 2017 Incentive Award Plan. Option awards have a ten-year term and vest over five years at a rate of 20% per year on each anniversary of the grant date, subject to continued service. A detailed description of our process for granting equity awards is discussed in the section titled “Our Process for Setting Executive Compensation – Equity Compensation.”

(4)	The exercise price of Class A option awards is the closing price of the Company’s Class A Common Stock on the grant date.
(5)

The amounts set forth in the “Grant Date Fair Value of Stock and Option Awards” column are the full grant date fair values of the awards determined in accordance with FASB ASC Topic 718 Compensation – Stock Compensation. The valuation assumptions used in determining these amounts are described in Note 9 to the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(6)	Ms. Hall ceased employment with the Company as of September 2017. Since she was not an employee of the Company on October 1, 2017, she was not eligible for the Company’s 2017 IBP.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information on the holdings of equity awards by the named executive officers as of December 31, 2017:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested (#)(5)
Norman Schwartz	6/11/2008	37,500	—	88.48	6/11/2018	—	—
	6/10/2009	37,000	—	75.38	6/10/2019	—	—
	9/8/2010	37,000	—	84.57	9/8/2020	—	—
	11/4/2011	37,000	—	100.06	11/4/2021	—	—
	9/12/2012	39,250	—	107.32	9/12/2022	—	—
	9/11/2013	31,200	7,800	117.50	9/11/2023	2,600	619,450
	9/10/2014	21,000	14,000	119.80	9/10/2024	4,000	953,000
	9/11/2015	6,400	9,600	139.56	9/11/2025	9,600	2,287,200
	9/7/2016	3,000	12,000	159.32	9/7/2026	12,000	2,859,000
	9/5/2017	—	13,000	215.98	9/5/2027	13,000	3,102,710
Christine A. Tsingos	9/11/2013	—	640	117.00	9/11/2023	160	38,187
	9/10/2014	—	800	119.54	9/10/2024	800	190,936
	9/11/2015	—	1,500	139.56	9/11/2025	1,500	358,005
	9/7/2016	500	2,000	159.32	9/7/2026	2,000	477,340
	9/5/2017	—	3,000	215.98	9/5/2027	3,000	716,010
John Goetz	9/11/2013	—	640	117.00	9/11/2023	300	71,601
	9/10/2014	—	2,400	119.54	9/10/2024	2,400	572,808
	9/11/2015	—	4,800	139.56	9/11/2025	4,800	1,145,616
	9/7/2016	—	6,400	159.32	9/7/2026	6,400	1,527,488
	9/5/2017	—	8,000	215.98	9/5/2027	8,000	1,909,360
John Hertia	9/11/2013	—	—	—	—	700	167,069
	9/10/2014	1,800	1,200	119.54	9/10/2024	1,200	286,404
	9/11/2015	1,200	1,800	139.56	9/11/2025	1,800	429,606
	9/7/2016	600	2,400	159.32	9/7/2026	2,400	572,808
	9/5/2017	—	3,000	215.98	9/5/2027	3,000	716,010
Michael Crowley	9/11/2013	—	—	—	—	376	89,740
	9/10/2014	—	—	—	—	778	185,685
	9/11/2015	1,200	1,800	139.56	9/11/2025	1,800	429,606
	9/7/2016	600	2,400	159.32	9/7/2026	2,400	572,808
	9/5/2017	—	3,000	215.98	9/5/2027	3,000	716,010
Shannon Hall(6)	9/11/2015	1,200	—	139.56	1/31/2018	—	—
	9/7/2016	600	—	159.32	1/31/2018	—	—

A detailed description of our process for granting equity awards is discussed in the section titled “Our Process for Setting Executive Compensation — Equity Compensation.”

(1)	Options granted vest over five years at 20% per year on each anniversary date of the grant, subject to continued service.

(2)	The exercise price of Class A and Class B option awards is the closing price of the Company’s Common Stock on the grant date.

(3)	Options granted have a ten-year term.

(4)	Restricted stock units vest over a five-year period at a rate of 20% per year on each anniversary of the grant date, subject to continued service.

(5)	Market Value is calculated based on the closing price of the Company’s Common Stock on December 29, 2017, which was $238.67 for Class A shares and $238.25 for Class B shares.

(6)	Ms. Hall ceased employment with the Company as of September 2017.

Option Exercises And Stock Vested Table

The following table provides information on the actual value realized upon exercise of stock options and vesting of restricted stock by the named executive officers in 2017:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Norman Schwartz	37,500	5,287,500	13,417	2,922,589
Christine A. Tsingos	4,980	658,728	1,760	383,144
John Goetz	31,710	3,634,695	5,000	1,088,054
John Hertia	—	—	3,100	675,658
Michael Crowley	—	—	2,299	500,662
Shannon Hall(3)	—	—	1,920	417,857
(1)

Represents the dollar value realized based on the difference between the closing price of the Company’s applicable class of Common Stock on the date of exercise (or sales price if sold on the date of exercise) and the exercise price of the option.

(2)	Represents the dollar value based on the closing price of the Company’s applicable class of Common Stock on the vesting date.
(3)	Ms. Hall ceased employment with the Company as of September 2017.

Pension Benefits

Our named executive officers received no benefits in fiscal 2017 under defined benefit pension plans.

Nonqualified Deferred Compensation Plans

We do not maintain any nonqualified deferred compensation plans.

Potential Payments On Termination Or Change In Control

Aside from provisions in our 2007 Incentive Award Plan, our 2017 Incentive Award Plan and our discretionary severance benefits, which are discussed in the next paragraph, we do not provide any additional payments to named executive officers upon their resignation, termination, retirement or upon a change of control. Our named executive officers do not currently have employment agreements with the Company.

Our 2007 Incentive Award Plan and our 2017 Incentive Award Plan provide that in the event of a “change in control,” all equity awards will become fully exercisable and all forfeiture restrictions on such awards will lapse immediately prior to such change in control, unless otherwise specified in any applicable award agreement. The award agreements with respect to our outstanding restricted stock unit awards granted prior to 2016 provide that no such acceleration shall apply when the successor corporation assumes the equity awards or substitutes equivalent rights for such awards.

Our severance benefits are discretionary, and may be provided when we terminate an individual’s employment in the normal course of business and the termination is not “for cause.” Pursuant to our discretionary internal guidelines, our named executive officers could be eligible to receive the estimated severance pay indicated below.

In connection with her termination of employment with us in September 2017, we entered into a severance agreement with Ms. Hall providing for a severance payment of $514,184, of which $404,211 was payable in January 2018 and $109,973 was payable in March 2018. The Company also paid, on Ms. Hall’s behalf, $4,575 for COBRA premiums through December 31, 2017. All of Ms. Hall’s unvested equity awards were forfeited as of the date of her separation from the Company.

The following table sets forth values that could have been realized by our named executive officers as of December 31, 2017 upon a change in control of our Company (in the case of accelerated equity), or upon termination of employment of the named executive officers (in the case of estimated severance pay):

Name	Potential Benefits Upon a Change in Control		Potential Post-Termination Benefits
	Intrinsic Value of Accelerated Stock Options ($)(1)	Intrinsic Value of Accelerated Restricted Stock Units ($)(2)	Estimated Severance Pay ($)
Norman Schwartz (Class A Common Stock)	294,970	3,102,710	922,023
Norman Schwartz (Class B Common Stock)	4,494,734	6,718,650	(see line above)
Christine A. Tsingos	548,608	1,780,478	254,302
John Goetz	1,528,869	5,226,873	689,500
John Hertia	579,864	2,171,897	483,872
Michael Crowley	436,908	1,993,849	304,653
(1)	Intrinsic value is based on the difference between the closing price of the Company’s applicable class of Common Stock on December 29, 2017 and the exercise price of the option.

(2)	Intrinsic value is based on the closing price of the Company’s applicable class of Common Stock on December 29, 2017.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of our Compensation Committee was at any time during 2017 or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K promulgated by the Securities and Exchange Commission. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had an executive officer who served as a member of our Board of Directors or Compensation Committee during 2017.

PAY RATIO DISCLOSURE

Pursuant to Item 402(u) of Regulation S-K, we are providing the following reasonable estimate of the ratio of the median annual total compensation of all of our employees and the annual total compensation of our CEO, Norman Schwartz.

For 2017:

Median Employee Total Compensation	$62,450
CEO’s Total Compensation	$5,404,676
Ratio of CEO to Median Employee Total Compensation	87:1

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee, the methodology that we used was as follows:

•

We chose October 1, 2017 as the date for establishing the employee population used in identifying the median employee. Our employee population included all U.S. and non-U.S full-time, part-time, temporary and seasonal employees, excluding our CEO.

•

We identified a median employee using a consistently applied compensation measure of base salary and base wages, as compiled from our payroll records. We used January 1, 2017- September 30, 2017 as the measuring period. Compensation paid in foreign currency was converted to U.S. dollars based on exchange rates in effect on December 31, 2017. We adjusted base salaries and wages to a nine-month equivalent for any newly hired, full-time employees who were hired between January 1, 2017 and September 30, 2017. No cost-of-living adjustments were made.

•	The annual total compensation of the median employee and the annual total compensation of the CEO were calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

DIRECTOR COMPENSATION

Our Board of Directors compensation is established by the Chairman of the Board. In 2017 our Human Resources Department provided the Chairman of the Board with information on board of directors pay from our peer group (our method of determining our peer group is described under the section of Item 11 of this Form 10-K/A titled “Compensation Discussion and Analysis” under the heading titled “Our Process for Setting Executive Compensation”).

Employee Directors receive no additional compensation for Board service.

Between January 1, 2017 and April 25, 2017, non-employee Directors who did not serve on the Audit Committee received a cash payment of $7,083 per month, non-employee Directors who served on the Audit Committee received a cash payment of $7,917 per month, and the Audit Committee Chairman received $8,750 per month.

Our Board of Directors approved a new compensation policy for our non-employee Directors effective following our 2017 Annual Meeting of Stockholders on April 25, 2017, providing for the payment of cash fees as follows:

Board Role	Cash Fees ($)
Board Member	120,000
Lead Independent Director	15,000
Audit Committee Chair	20,000
Audit Committee Member	10,000
Legal & Regulatory Compliance Committee Chair	10,000
Legal & Regulatory Compliance Committee Member	5,000
Compensation Committee Chair	5,000
Compensation Committee Member	3,000

Pursuant to this policy, we pay no other types of meeting fees or committee service retainers to Board members. We also reimburse Board members for travel expenses relating to Board meetings. Our Directors received no benefits in fiscal 2017 under defined pension or defined contribution plans. We did not award equity to non-employee Directors during 2017, and none of our non-employee Directors held any equity awards as of December 31, 2017.

The following table provides information about Director compensation during 2017 for our non-employee Directors.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Jeffrey L. Edwards(1)	105,000	105,000
Gregory K. Hinckley(1)	112,500	112,500
Melinda Litherland(1)	107,250	107,250
Arnold A. Pinkston(1)	97,500	97,500
Alice N. Schwartz	111,249	111,249
Louis Drapeau(2)	35,000	35,000
Robert M. Malchione(2)	31,667	31,667
Joel McComb(2)	28,333	28,333
Deborah J. Neff(2)	31,668	31,668
(1)	Became a director at the 2017 Annual Meeting of Stockholders and received non-employee Director compensation starting in April 2017.
(2)	Ceased being a director at the 2017 Annual Meeting of Stockholders and received non-employee Director compensation from January through April 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents certain information as of April 10, 2018 (except as noted below), with respect to our Class A Common Stock and Class B Common Stock beneficially owned by: (i) any person who is known to us to be the beneficial owner of more than five percent of the outstanding Common Stock of either class, (ii) each of our directors, (iii) certain of our executive officers named in the “Summary Compensation Table” of this Form 10-K/A and (iv) all of our directors and executive officers as a group. The address for all executive officers and directors is c/o Bio-Rad Laboratories, Inc., 1000 Alfred Nobel Drive, Hercules, California, 94547.

	Class A Common Stock(1)		Class B Common Stock
Name and, with Respect to Owner of 5% or More, Address	Number of Shares and Nature of Ownership(2)	Percent of Class	Number of Shares and Nature of Ownership(2)	Percent of Class
Blue Raven Partners, L.P.(3) 1000 Alfred Nobel Drive Hercules, CA 94547	—	0.0%	4,060,054	79.6%
Blackrock, Inc.(4) 55 East 52nd Street New York, NY 10055	1,776,710	7.2%	—	0.0%
The Vanguard Group(5) 100 Vanguard Blvd. Malvern, PA 19355	1,723,112	7.0%	—	0.0%
Eaton Vance Management(6) 2 International Place Boston, MA 02110	1,573,235	6.4%	—	0.0%
Alice N. Schwartz(7)(8)(10)(13) Bio-Rad Laboratories, Inc. 1000 Alfred Nobel Drive Hercules, CA 94547	2,737,293	11.1%	4,556,298	89.3%
Norman Schwartz(7)(9)(11)(12)(13) Bio-Rad Laboratories, Inc. 1000 Alfred Nobel Drive Hercules, CA 94547	414,692	1.7%	4,565,039	85.3%
Steven Schwartz(7)(11)(13)(14) Bio-Rad Laboratories, Inc. 1000 Alfred Nobel Drive Hercules, CA 94547	367,404	1.5%	4,097,716	80.3%
Jeffrey L. Edwards	—	0.0%	—	0.0%
Gregory K. Hinckley	500	0.0%	—	0.0%
Melinda Litherland	—	0.0%	—	0.0%
Arnold A. Pinkston	—	0.0%	—	0.0%
Michael Crowley(9)	4,292	0.0%	—	0.0%
John Goetz(9)	66,512	0.3%	—	0.0%
Shannon Hall(15)	565	0.0%	—	0.0%
John Hertia(9)	16,414	0.1%	—	0.0%
Christine A. Tsingos(9)	7,183	0.0%	—	0.0%
All directors and executive officers as a group(9) (14 persons)	3,281,733	13.3%	5,061,283	94.6%
(1)

Excludes Class A Common Stock that may be acquired on conversion of Class B Common Stock. Class B Common Stock may be converted to Class A Common Stock on a one for one basis and, if fully converted, would result in the following percentage beneficial ownership of Class A Common Stock: Blue Raven Partners. L.P. 13.6%; BlackRock, Inc. 6.0%; The Vanguard Group, 5.8%; Eaton Vance Management 5.3%; Alice N. Schwartz 24.5%; Norman Schwartz 16.6%; Steven Schwartz 15.0%; John Goetz 0.2%; John Hertia 0.1%; and all directors and executive officers as a group 27.7%. Management considers any substantial conversions by the executive officers or directors listed in the table to be highly unlikely.

(2)

Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to such shares. Number of shares is based on the statements of the stockholders where not identified specifically in the stockholder register.

(3)

Alice N. Schwartz, Norman Schwartz and Steven Schwartz are general partners of Blue Raven Partners, L.P., a California limited partnership, and, as such, share voting and dispositive power over the Class B Common Stock held by Blue Raven Partners.

(4)	Based solely on a Schedule 13G/A filed on January 29, 2018 with the Securities and Exchange Commission pursuant to Rule 13d-1(b) of the Exchange Act.
(5)	Based solely on a Schedule 13G/A filed on February 12, 2018 with the Securities and Exchange Commission pursuant to Rule 13d-1(b) of the Exchange Act.
(6)	Based solely on a Schedule 13G/A filed on February 14, 2018 with the Securities and Exchange Commission pursuant to Rule 13d-1(b) of the Exchange Act.
(7)	Includes 4,060,054 shares of Class B Common Stock held by Blue Raven Partners, L.P.
(8)

Includes 2,733,853 shares of Class A Common Stock and 496,244 shares of Class B Common Stock, which are held in the following trusts, all of which Alice N. Schwartz is the sole trustee: the David and Alice N. Schwartz Charitable Remainder Unitrust (34,311 shares of Class A Common Stock); the David Schwartz Exemption Trust (90 shares of Class A Common Stock); the David Schwartz Exempt Marital Trust (240 shares of Class A Common Stock); the David Schwartz Non-Exempt Marital Trust (898,931 shares of Class A Common Stock and

57,000 shares of Class B Common Stock); the Alice N. Schwartz Revocable Trust (1,800,281 shares of Class A Common Stock and 439,244 shares of Class B Common Stock).

(9)

Includes shares with respect to which such persons have the right to acquire beneficial ownership immediately or within sixty days of April 10, 2018, under the Company’s employee stock purchase plan and stock option agreements, as follows: Norman Schwartz, 249,350 Class B shares; Michael Crowley, 1,800 Class A shares; John Goetz, 0 shares; John Hertia, 3,600 Class A shares; Christine A. Tsingos, 500 Class A shares; and all directors and officers as a group, 30,010 Class A shares and 249,350 Class B shares.

(10)	Includes 1,093,718 shares of Class A Common Stock and 57 shares of Class B Common Stock pledged as security.

(11)	Norman Schwartz and Steven Schwartz are sons of Alice N. Schwartz.

(12)	Includes 12,717 shares of Class B Common Stock owned by Norman Schwartz’s wife, as to which Norman Schwartz disclaims any beneficial ownership.

(13)

Includes 3,440 shares of Class A Common Stock held by Alles Institute for Medical Research, a Delaware Charitable Nonstock Corporation, with respect to which Alice N. Schwartz, Norman Schwartz and Steven Schwartz each have voting power and dispositive power consistent with the purposes of the Delaware Charitable Nonstock Corporation.

(14)	Includes 1,818 shares of Class A Common Stock and 12,717 shares of Class B Common Stock owned by Steven Schwartz’s wife, as to which Steven Schwartz disclaims any beneficial ownership.

(15)	Ms. Hall ceased employment with the Company as of September 2017.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information as of December 31, 2017
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by security holders (1)	880,710	$120.39	2,493,506	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	880,710	$120.39	2,493,506

(1)	Consists of the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(2)	Consists of 1,771,794 shares available under the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan and 721,712 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(3)	Excludes Restricted Stock Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

We maintain various policies and procedures relating to the review, approval, or ratification of transactions in which we are a participant and in which any of our directors, executive officers, greater than 5% stockholders or their family members have a direct or indirect material interest. Our Management Guidelines provide that any transaction proposed, initiated or approved by our employees that poses an actual or potential conflict of interest requires the prior written approval of our Chief Executive Officer. In addition, our Board or certain executive officers, depending on the dollar value of the transaction, review and approve all material transactions through the expenditure approval procedures set forth in the Management Guidelines. Our Code of Business Ethics and Conduct, which applies to all of our directors, officers, employees, and in some cases, their family members, prohibits arrangements, agreements and acts which are, or may give the impression of being, conflicts of interest with us. In addition, we have a Conflict of Interest Policy for Executive Officers and Directors which provides additional conflict of interest controls for our executive officers and directors. Each quarter we also require our regional sales managers and financial officers to sign and send a written representation letter to the corporate financial reporting group wherein they are asked to disclose any related party transactions of which they are aware. In addition, each year we require our directors and executive officers to complete a questionnaire which, among other things, identifies transactions or potential transactions with us in which a director or an executive officer or one of their family members or associate entities has an interest. We also have a disclosure committee that meets quarterly to discuss, among other matters, potential conflicts of interest.

INDEPENDENT DIRECTORS

Of our directors between January 1, 2017 and April 25, 2017, Louis Drapeau, Joel McComb, Deborah J. Neff and Robert M. Malchione were “independent” directors, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 303A.02 of the New York Stock Exchange Listed Company Manual.

Starting April 26, 2017 and continuing through the date of filing of this Form 10-K/A, Jeffrey L. Edwards, Gregory K. Hinckley, Melinda Litherland and Arnold A Pinkston are “independent” directors, as determined in accordance with the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and Section 303A.02 of the New York State Exchange Listed Company Manual.

For a discussion of the members of the committees of our Board of Directors and their independence, see the section titled “Committees of the Board of Directors” under Item 10 of this Form 10-K/A.

Controlled Company

Because the Schwartz family holds more than 50% of our Voting Power and the votes necessary to elect a majority of our Board of Directors through its ownership of our Class B Common Stock, we are a “controlled company” for purposes of the New York Stock Exchange listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES, AUDIT-RELATED FEES, TAX FEES AND ALL OTHER FEES

Set forth below are the aggregate fees billed for professional services rendered for the fiscal years ended December 31, 2017 and 2016 by KPMG LLP.

	2017	2016
Audit Fees(1)	$9,192,000	$8,552,000
Audit-Related Fees(2)	0	11,000
Tax Fees(3)	0	74,000
All Other Fees(4)	462,000	1,695,000
(1)

Audit Fees included aggregate fees for professional services performed in connection with the audit of our annual consolidated financial statements and internal controls, the reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q, and the attestation services for the statutory audits of international subsidiaries.

(2)

Audit-Related Fees included aggregate fees for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees included aggregate fees for professional services performed in connection with tax planning and tax compliance.

(4)	All Other Fees included fees for services to provide tax compliance requirements observations and recommendations related to the Company’s enterprise resource planning platform.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee pre-approves each and every service performed by our independent auditors, including the services described in each of the four subcategories above under the caption “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees”.

Our Audit Committee has considered whether the provision of services described above under the caption “Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” is compatible with maintaining our independent auditors’ independence, and has determined that the provision of such service to us does not compromise the independent auditor’s independence.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The financial statements and report of the independent registered public accounting firm have been included in Part II, Item 8 of the Original Form 10-K.

2.

All financial statement schedules have been included in Part IV, Item 15 of the Original Form 10-K or they are either inapplicable or not required, or the information is included in the consolidated financial statements or the notes thereto in the Original Form 10-K.

3.	The exhibits listed below in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K/A.

BIO-RAD LABORATORIES, INC.

INDEX TO EXHIBITS ITEM 15(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

 Exhibit No.

3.1	Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.2	Amended and Restated Bylaws of Bio-Rad Laboratories, Inc. (2)

4.1	Indenture dated as of December 9, 2010 for 4.875% Senior Notes due 2020 among Bio-Rad Laboratories, Inc., as Issuer, and Wilmington Trust FSB, as Trustee. (3)

10.1	Credit Agreement, dated as of June 20, 2014, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, Union Bank of California, N.A. and Wells Fargo Bank, N.A. as co-syndication agents, and Bank of America, N.A. and HSBC Bank USA, National Association, as co-documentation agents. (4)

10.2	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (5)

10.2.1	First Amendment to the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan (6)

10.3	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (7)

10.4	2003 Stock Option Plan. (8)

10.4.1	Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc. (9)

10.4.2	Second Amendment to the 2003 Stock Option Plan of Bio-Rad Laboratories, Inc., dated March 1, 2012. (10)

10.5	2007 Incentive Award Plan. (11)

10.5.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007 Incentive Award Plan. (12)

10.5.2	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. (13)

10.6	Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan (14)

10.6.1	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan (15)

10.6.2	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (16)

10.7	Form of Indemnification Agreement. (17)

10.8	Settlement Agreement and General Release. (18)

10.9	Non-Prosecution Agreement effective November 3, 2014 between the U.S. Department of Justice and Bio-Rad Laboratories, Inc. (19)

10.10	Securities and Exchange Commission Order effective November 3, 2014. (19)

21.1	Listing of Subsidiaries. (20)

23.1	Consent of Independent Registered Public Accounting Firm. (21)

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)). (22)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)). (23)

31.3	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)). ††

31.4	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)). ††

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (24)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (25)

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. (26)

101.SCH	XBRL Taxonomy Extension Schema Document (27)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (28)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (29)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (30)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (31)

(1)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to Bio-Rad’s Form 8-K filing, dated October 27, 2017.

(3)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 8-K filing, dated December 9, 2010.

(4)	Incorporated by reference to the Exhibits to Bio-Rad’s 8-K filing, dated June 26, 2014.

(5)	Incorporated by reference to Exhibit 10.9 to Bio-Rad’s June 30, 2011 Form 10-Q filing, dated August 4, 2011.

(6)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017

(7)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997 Form 10-Q filing, dated November 13, 1997.

(8)	Incorporated by reference to Exhibit 10.7 to Bio-Rad’s March 31, 2003 Form 10-Q filing, dated May 13, 2003.

(9)	Incorporated by reference to Exhibit 10.7.1 to Bio-Rad’s March 31, 2007 Form 10-Q filing, dated May 4, 2007.

(10)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s June 30, 2012 Form 10-Q filing, dated August 9, 2012.

(11)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated July 30, 2007.

(12)	Incorporated by reference to Exhibit 10.8.1 to Bio-Rad’s September 30, 2009 Form 10-Q filing, dated November 4, 2009.

(13)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s March 31, 2014 Form 10-Q filing, dated May 8, 2014.

(14)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017

(15)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017

(16)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017

(17)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated August 7, 2017.

(18)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 7, 2014.

(19)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2014.

(20)	Incorporated by reference to Exhibit 21.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

(21)	Incorporated by reference to Exhibit 23.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

(22)	Incorporated by reference to Exhibit 31.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

(23)	Incorporated by reference to Exhibit 31.2 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

(24)	Incorporated by reference to Exhibit 32.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

(25)	Incorporated by reference to Exhibit 32.2 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

(26)	Incorporated by reference to Exhibit 101.INS to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

(27)	Incorporated by reference to Exhibit 101.SCH to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

(28)	Incorporated by reference to Exhibit 101.CAL to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

(29)	Incorporated by reference to Exhibit 101.DEF to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

(30)	Incorporated by reference to Exhibit 101.LAB to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

(31)	Incorporated by reference to Exhibit 101.PRE to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2017.

††	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Christine A. Tsingos
Christine A. Tsingos
Executive Vice President, Chief Financial Officer

Date:	April 26, 2018