Form 10-Q
period 2018-03-31
BIO RAD LABORATORIES INC
filed 2018-05-10
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at May 1, 2018
Class A Common Stock, Par Value $0.0001 per share	24,701,407
Class B Common Stock, Par Value $0.0001 per share	5,103,283

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2018

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS:	(Unaudited)
Cash and cash equivalents	$407,272	$383,824
Short-term investments	355,661	371,154
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $28,443 million at 2018 and $25,549 at 2017	430,361	464,847
Inventories:
Raw materials	115,135	113,925
Work in process	142,935	142,589
Finished goods	354,147	338,290
Total inventories	612,217	594,804
Other current assets	166,045	156,460
Total current assets	1,977,116	1,976,649
Property, plant and equipment, at cost	1,320,930	1,305,150
Less: accumulated depreciation and amortization	(821,222)	(811,654)
Property, plant and equipment, net	499,708	493,496
Goodwill, net	510,359	506,069
Purchased intangibles, net	168,212	174,113
Other investments	2,981,768	1,027,736
Other assets	77,749	94,949
Total assets	$6,214,912	$4,273,012

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable, accrued payroll and employee benefits	$259,365	$306,814
Current maturities of long-term debt and notes payable	369	420
Income and other taxes payable	42,377	39,941
Other current liabilities	154,087	155,521
Total current liabilities	456,198	502,696
Long-term debt, net of current maturities	434,678	434,581
Deferred income taxes	644,957	222,209
Other long-term liabilities	190,988	183,276
Total liabilities	1,726,821	1,342,762

Stockholders’ equity:
Class A common stock, shares issued 24,701,515 and 24,679,127 at 2018 and 2017, respectively; shares outstanding 24,700,933 and 24,678,545 at 2018 and 2017, respectively	2	2
Class B common stock, shares issued 5,104,674 and 5,107,674 at 2018 and 2017, respectively; shares outstanding 5,103,757 and 5,106,757 at 2018 and 2017, respectively	1	1
Additional paid-in capital	370,988	361,231
Class A treasury stock at cost, 582 shares at 2018 and 2017	(128)	(128)
Class B treasury stock at cost, 917 shares at 2018 and 2017	(89)	(89)
Retained earnings	4,013,232	1,830,439
Accumulated other comprehensive income	104,085	738,794
Total stockholders’ equity	4,488,091	2,930,250
Total liabilities and stockholders’ equity	$6,214,912	$4,273,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net sales	$551,519	$500,051
Cost of goods sold	249,316	229,988
Gross profit	302,203	270,063
Selling, general and administrative expense	209,130	194,402
Research and development expense	49,427	49,452
Income from operations	43,646	26,209
Interest expense	5,782	5,316
Foreign currency exchange losses, net	1,254	1,789
Change in fair market value of equity securities	(815,934)	—
Other (income) expense, net	(11,145)	(1,043)
Income before income taxes	863,689	20,147
Provision for income taxes	(206,915)	(7,734)
Net income	$656,774	$12,413

Basic earnings per share:
Net income per basic share	$22.05	$0.42
Weighted average common shares - basic	29,787	29,580

Diluted earnings per share:
Net income per diluted share	$21.77	$0.41
Weighted average common shares - diluted	30,171	29,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$656,774	$12,413
Other comprehensive (loss) income:
Foreign currency translation adjustments	46,547	18,843
Foreign other post-employment benefits adjustments, net of income taxes	(283)	(115)
Net holding (loss) gain on equity securities and net unrealized holding (loss) gain on available-for-sale (AFS) investments, net of income taxes	(1,716)	80,149
Other comprehensive (loss) income, net of income taxes	44,548	98,877
Comprehensive (loss) income	$701,322	$111,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Cash received from customers	$589,869	$508,982
Cash paid to suppliers and employees	(543,700)	(550,289)
Interest (paid) received, net	(378)	54
Income tax payments, net	(3,245)	(8,804)
Investment proceeds and miscellaneous receipts, net	2,158	1,283
Payments for forward foreign exchange contracts, net	(4,358)	(7,429)
Net cash provided by (used in) operating activities	40,346	(56,203)
Cash flows from investing activities:
Capital expenditures	(27,184)	(39,332)
Proceeds from dispositions of property, plant and equipment	18	15
Proceeds from divestiture of a product line	6,919	—
Payments for acquisitions and long-term investments	—	(73,541)
Payments for purchases of intangible assets	(3)	—
Payments for purchases of marketable securities and investments	(61,443)	(68,305)
Proceeds from sales of marketable securities and investments	17,391	20,201
Proceeds from maturities of marketable securities and investments	45,486	50,570
Net cash used in investing activities	(18,816)	(110,392)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	—	(36)
Payments on long-term borrowings	(87)	(76)
Payments of contingent consideration	(1,270)	(3,105)
Proceeds from issuances of common stock	3,872	3,890
Net cash provided by financing activities	2,515	673
Effect of foreign exchange rate changes on cash	(1,383)	1,338
Net increase (decrease) in cash, cash equivalents, and restricted cash	22,662	(164,584)
Cash, cash equivalents, and restricted cash at beginning of period	384,983	457,171
Cash, cash equivalents, and restricted cash at end of period	$407,645	$292,587

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that agrees to the same amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$407,272	$291,663
Restricted cash included in Other current assets	90	505
Restricted cash included in Other assets	283	419
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$407,645	$292,587

These restricted cash items are primarily related to performance guarantees for various subsidiaries.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under prior revenue guidance ASC 605, "Revenue Recognition."

We recorded a net reduction to opening retained earnings of $0.1 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606 with the impact primarily related to a small customer loyalty program in the United States for which the resulting non-cash consideration is treated as variable consideration under the new revenue recognition accounting standard. The impact to revenue as a result of applying ASC 606 as compared to ASC 605 for the three months ended March 31, 3018 was not significant.

The Company recognizes revenue from operations through the sale of products, services, and rental of instruments. Revenue from contracts with customers is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally accounted for as distinct performance obligations. Revenue is recognized net of any taxes collected from customers (sales tax, value added tax, etc.), which are subsequently remitted to government authorities.
Our contracts from customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment and may or may not impact the timing of revenue recognition. Revenue associated with equipment that requires factory installation is not recorded until installation is complete and customer acceptance, if required, has occurred. Certain equipment requires installation due to the fact that the instruments are being operated in a clinical/laboratory environment, and the installation services could result in modification of the equipment in order to ensure that the instruments are working according to specifications of the customer which are subject to validation tests upon completion of the installation. Accordingly, in these cases, the delivery of the equipment and the installation are separate performance obligations. However, the Company will recognize the transaction price allocated to the equipment only upon customer acceptance, as the transfer of control has occurred in relation to the equipment at that point in time as the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. The transaction price allocated to the installation services is also recognized upon completion of the services because without the completion of the installation services and related customer acceptance the customer cannot receive any of the benefits of the service.
At the time revenue is recognized, a provision is recognized for estimated product returns as this right is considered variable consideration. Accordingly, when product revenues are recognized, the transaction price is reduced to the estimated amount that we expect to receive in exchange for transferring control for those products.
Service revenues on extended warranty contracts are recognized ratably over the life of the service agreement as a stand-ready performance obligation.
In those instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simple and predictable methods of purchasing our products and services, not to either provide or receive financing to or from our customers. We record contract liabilities when cash payments are received or due in advance of our performance.
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and for contracts in which we recognize revenue at the amount to which we have the right to invoice for services performed. Our payment terms vary by the type and location of our customer, and the products and services offered. The term between invoicing and when payment is due is not significant.

Reagent Rental Agreements
Reagent rental agreements are a diagnostic industry sales method that provides use of an instrument and consumables (reagents) to a customer on a per test basis. These agreements may also include maintenance of the underlying instruments retained at customer locations as well as initial training. The Company has concluded that the use of the instrument and related maintenance services (collectively known as “lease elements”) are not within the guidance of ASC 606 but rather ASC 840 Leases. Accordingly, the Company first allocates the transaction price between the lease elements and the non-lease elements based on relative standalone selling prices. The determination of the transaction price requires judgment and requires consideration of any fixed/minimum payments as well as estimates of variable consideration. After determining what portion of the transaction price should be allocated to the lease elements, any fixed consideration would be considered the minimum lease payment to be amortized straight line over the lease term and any variable consideration would be contingent rent to be recognized monthly as earned.
For the portion of the transaction price allocated to the non-lease elements, which are principally the reagents, the related revenue will be recognized at a point in time when control transfers. Generally, the terms of the arrangements result in the transfer of control upon either (i) when the consumables are delivered or (ii) when the consumables are consumed by the customer.
Revenue allocated to the lease elements are less than 5% of total revenue and are included as part of the Net sales in our condensed consolidated statements of income.
Contract costs:
We apply a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs, recorded within Selling, general and administrative expense, include our internal sales force compensation programs and certain partner sales incentive programs, as we have determined that annual compensation is commensurate with annual selling activities.
Disaggregation of Revenue:
The following table presents our revenues disaggregated by geographic region based primarily on the location of the use of the product or service (in millions, unaudited):

	Three Months Ended March 31,
	2018	2017

Europe	$199.6	$185.1
Pacific Rim	109.4	94.8
United States	209.9	187.3
Other (primarily Canada and Latin America)	32.6	32.9
Total Net sales	$551.5	$500.1

The disaggregation of our revenue by industry segment (Group) sources is presented in our Segment Information footnote (see Note 10).

Deferred revenues represent mostly unrecognized fees billed or collected for extended service arrangements. Deferred revenues are recognized as (or when) the Company performs under the contract which is generally over time during the term of the service contract. A majority of our deferred revenue balance is classified as current with an expected length of one year or less. The increase in our total deferred revenue balance from $36.7 million at December 31, 2017 to $38.2 million at March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $15.0 million of revenue recognized that were included in our deferred revenue balance as of December 31, 2017.

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2018	$18.7
Provision for warranty	6.6
Actual warranty costs	(8.4)
March 31, 2018	$16.9

Recent Accounting Pronouncements Adopted

In February 2018, the FASB issued Accounting Standards Update No. ("ASU") 2018-03, "Technical Corrections and Improvements to Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2018-03 amends certain items in ASU 2016-01 (see below) such as equity securities without a readily determinable fair value. ASU 2018-03 clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value and once made the election is irrevocable. If an entity measures equity securities without readily determinable fair values at fair value, it must record a cumulative-effect adjustment to Retained earnings as of the beginning of the fiscal year in which the guidance is adopted. We adopted ASU 2018-03 on January 1, 2018 and made an irrevocable election to account for our investment of the ordinary shares of Sartorius AG at fair value (see ASU 2016-01 below).

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. Changes in fair value for equity securities will no longer be reported in other comprehensive income. For equity investments without readily determinable fair values, the cost method is also eliminated. We adopted ASU 2016-01 on January 1, 2018 and record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes and were valued at $0.6 million as of March 31, 2018. Changes in the basis of these equity investments are reported in current earnings. For equity securities that are affected by ASU 2016-01 and ASU 2018-03, see Note 2 to the condensed consolidated financial statements, which primarily consists of our investment in Sartorius AG.

The impact of the adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018 was through a cumulative-effect adjustment of $864.5 million to Total stockholders' equity by increasing Retained earnings of $1,543.7 million and decreasing Accumulated other comprehensive income of $679.2 million, including increasing Deferred income taxes by $232.9 million and an increase in Other investments of $1,097.4 million in our Condensed Consolidated Balance Sheet. As a result of ASU 2016-01 and ASU 2018-03 during the first quarter of 2018, we recorded $815.9 million for the Change in fair market value of equity securities in the Condensed Consolidated Statement of Income that resulted in a deferred tax expense of $181.2 million.

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which changed how we present the net periodic benefit cost of our defined benefit pension and/or other postretirement plans. We adopted ASU 2017-07 on January 1, 2018 and applied the practical expedient to estimate amounts for comparative purposes utilizing the information disclosed in Note 12 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2017. The interest costs are recorded in Interest expense, and the other costs are recorded in Other (income) expense, net in the Condensed Consolidated Statements of Income. For the first quarter of 2017 for interest costs and other costs, we reclassified $0.076 million, $0.538 million, and $0.036 million from Costs of goods sold (COGS), Selling, general and administrative expense (SG&A) and Research and development expense (R&D), respectively, to Interest expense of $0.275 million and Other (income) expense, net of $0.375 million.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash," which required us to cease to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 and updated the Condensed Consolidated Statements of Cash Flows to incorporate restricted cash included in Other current assets and Other assets of $0.4 million as of March 31, 2018 and $0.9 million as of March 31, 2017.

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which required immediate recognition of income tax consequences of intercompany asset transfers, other than inventory transfers.  We adopted ASU 2016-16 on January 1, 2018 on a modified retrospective basis through a cumulative-effect adjustment by decreasing Retained earnings by $17.6 million, and decreasing Prepaid taxes by $22.8 million and increasing Deferred tax assets by $5.2 million that are both recorded in Other assets in our Condensed Consolidated Balance Sheet.

In August 2016, FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments" and adopted it on January 1, 2018, which did not have an impact to our statement of cash flows presentation.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASC 606"), an updated standard on revenue recognition. The new standard provides enhancements to the quality and consistency of how revenue is reported under the principle that revenue should be recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the transfer of promised goods or services. We adopted ASC 606 as of January 1, 2018 using the cumulative effect transition method as more fully described above under the caption “Revenue Recognition.”

Recent Accounting Pronouncements to be Adopted

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

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 will be adopted on a modified retrospective basis, with elective reliefs, which requires application of ASU 2016-02 for all periods presented. We are currently gathering, documenting and analyzing lease agreements related to this ASU and anticipate material additions to the balance sheet for right-of-use assets, offset by the associated liabilities.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2018 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$53.9	$—	$53.9
Time deposits	36.2	10.0	—	46.2
Money market funds	6.0	—	—	6.0
Asset-backed securities	—	0.3	—	0.3
U.S. government sponsored agencies	—	4.2	—	4.2
Municipal obligations	—	0.2	—	0.2
Total cash equivalents (a)	42.2	68.6	—	110.8
Restricted investment	5.6	—	—	5.6
Equity securities (b)	3,005.0	—	—	3,005.0
Available-for-sale investments:
Corporate debt securities	—	172.9	—	172.9
U.S. government sponsored agencies	—	65.2	—	65.2
Foreign government obligations	—	3.8	—	3.8
Municipal obligations	—	15.2	—	15.2

Asset-backed securities	—	55.2	—	55.2
Total available-for-sale investments (c)	—	312.3	—	312.3
Forward foreign exchange contracts (d)	—	1.3	—	1.3
Total financial assets carried at fair value	$3,052.8	$382.2	$—	$3,435.0

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (e)	$—	$1.0	$—	$1.0
Contingent consideration (f)	—	—	13.3	13.3
Total financial liabilities carried at fair value	$—	$1.0	$13.3	$14.3

As of first quarter 2018, our equity securities are no longer reported as Available-for-sale investments due to the implementation of ASU 2016-01. Changes in fair value of equity securities are now reported on the Condensed Consolidated Statements of Income rather than Other Comprehensive Income (see Note 1).

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2017 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$36.0	$—	$36.0
Time deposits	43.7	10.0	—	53.7
U.S. government sponsored agencies	—	11.2	—	11.2
Money market funds	3.4	—	—	3.4
Total cash equivalents (a)	47.1	57.2	—	104.3
Restricted investment	5.6	—	—	5.6
Available-for-sale investments:
Corporate debt securities	—	185.7	—	185.7
U.S. government sponsored agencies	—	67.6	—	67.6
Foreign government obligations	—	3.4	—	3.4
Brokered certificates of deposit	—	0.7	—	0.7
Municipal obligations	—	15.0	—	15.0
Marketable equity securities	973.4	—	—	973.4
Asset-backed securities	—	55.6	—	55.6
Total available-for-sale investments (c)	973.4	328.0	—	1,301.4
Forward foreign exchange contracts (d)	—	0.5	—	0.5
Total financial assets carried at fair value	$1,026.1	$385.7	$—	$1,411.8

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (e)	$—	$1.6	$—	$1.6
Contingent consideration (f)	—	—	16.7	16.7
Total financial liabilities carried at fair value	$—	$1.6	$16.7	$18.3

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Equity securities are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

March 31, 2018
Short-term investments	$43.5
Other investments	2,961.5
Total	$3,005.0

The unrealized gains on our equity securities still held as of March 31, 2018 are $815.9 million and are primarily due to our investment in Sartorius AG and is recorded in our Condensed Consolidated Statements of Income due to the adoption of ASU 2016-01 (see Note 1).

(c)Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2018	December 31, 2017
Short-term investments	$312.1	$371.2
Other investments	0.2	930.2
Total	$312.3	$1,301.4

In accordance with our adoption of ASU 2016-01 January 1, 2018, our investment in Sartorius AG preferred shares, which was reported as Available-for-sale as of December 31, 2017, is now reported as an Equity security as of March 31, 2018 (see Note 1 and footnote (b) above).

(d) Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(e) Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(f) Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2018	December 31, 2017
Other current liabilities	$3.2	$2.7
Other long-term liabilities	10.1	14.0
Total	$13.3	$16.7

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2018 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. The current contingent consideration is built on a sales forecast of $66.8 million through December 31, 2020. In the first quarter of 2018, we paid $1.3 million upon reaching the second milestone and since 2016 we have decreased the valuation of the sales milestones by $8.2 million. The contingent consideration was accrued at its estimated fair value of $13.3 million as of March 31, 2018.

The following table provides a reconciliation of the Level 3 analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value (in millions):

January 1, 2018	$16.7
Analytical flow cytometer platform:
Payment of sales milestone	(1.3)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(2.1)
March 31, 2018	$13.3

The following table provides quantitative information about Level 3 inputs for fair value measurement of our analytical flow cytometer platform contingent consideration liability as of March 31, 2018. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input
Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Discount rate	10.8%
		Cost of debt	4.6%

To estimate the fair value of Level 2 debt securities as of March 31, 2018 and December 31, 2017, our primary pricing provider uses Securities Evaluations as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. The chosen pricing hierarchy for our Level 2 securities, other than certificates of deposit and commercial paper, is Securities Evaluations as the primary pricing source and then our custodian as the secondary pricing source. If Securities Evaluations does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing.

For commercial paper as of March 31, 2018 and December 31, 2017, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par. In the event that an additional lot of the same commercial paper issue has been purchased within the same account, then the price of all holdings of that issue in that account will be the price of the most recent lot purchased.

Our pricing provider performs daily reasonableness testing of the Securities Evaluations prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly testing of the Securities Evaluations prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$174.1	$0.1	$(1.3)	$172.9
Municipal obligations	15.3	—	(0.1)	15.2
Asset-backed securities	55.4	—	(0.4)	55.0
U.S. government sponsored agencies	66.3	—	(1.1)	65.2
Foreign government obligations	3.8	—	—	3.8
	314.9	0.1	(2.9)	312.1
Long-term investments:
Asset-backed securities	0.2	—	—	0.2
	0.2	—	—	0.2
Total	$315.1	$0.1	$(2.9)	$312.3

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2018 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$123.1	$122.9
Mature in one to five years	149.0	147.4
Mature in more than five years	43.0	42.0
Total	$315.1	$312.3

Available-for-sale investments consist of the following (in millions):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$185.9	$0.3	$(0.5)	$185.7
Brokered certificates of deposit	0.7	—	—	0.7
Municipal obligations	15.1	—	(0.1)	15.0
Asset-backed securities	55.6	—	(0.2)	55.4
U.S. government sponsored agencies	68.3	—	(0.7)	67.6
Foreign government obligations	3.4	—	—	3.4
Marketable equity securities	34.4	9.0	—	43.4
	363.4	9.3	(1.5)	371.2
Long-term investments:
Marketable equity securities	54.5	875.5	—	930.0
Asset-backed securities	0.2	—	—	0.2
	54.7	875.5	—	930.2
Total	$418.1	$884.8	$(1.5)	$1,301.4

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	March 31, 2018	December 31, 2017
Fair value of investments in a loss position 12 months or more	$42.6	$43.9
Fair value of investments in a loss position less than 12 months	$193.7	$168.7
Gross unrealized losses for investments in a loss position 12 months or more	$0.9	$0.7
Gross unrealized losses for investments in a loss position less than 12 months	$2.1	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2018 or at December 31, 2017.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2018 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.
The following is a summary of our forward foreign exchange contracts (in millions):

March 31,
2018
Contracts maturing in April through June 2018 to sell foreign currency:
Notional value	$37.5
Unrealized loss	$—
Contracts maturing in April through June 2018 to purchase foreign currency:
Notional value	$355.3
Unrealized gain	$0.1

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	March 31, 2018			December 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	—	—		$91.8	$1,249.4	2
Total long-term debt, excluding leases and current maturities	$434.7	$439.9	2	$423.1	$449.8	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 37% of the outstanding voting shares (excluding treasury shares) of Sartorius as of March 31, 2018.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  As of March 31, 2018, due to the adoption of
ASU 2016-01 and ASU 2018-03, we account for this investment at fair market value as determined at period end by a quoted price on an organized exchange (see Note 1).

3.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2018:
Goodwill	$234.7	$324.6	$559.3
Accumulated impairment losses	(35.9)	(17.3)	(53.2)
Goodwill, net	198.8	307.3	506.1

Divestiture	—	(1.4)	(1.4)
Currency fluctuations	0.1	5.6	5.7

Balances as of March 31, 2018:
Goodwill	234.8	328.8	563.6
Accumulated impairment losses	(35.9)	(17.3)	(53.2)
Goodwill, net	$198.9	$311.5	$510.4

In March 2018, we wrote off $1.4 million of goodwill from our Clinical Diagnostics segment as a result of a divestiture of a product line.

Other than goodwill, we have no intangible assets with indefinite lives. Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	March 31, 2018
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-7	$94.3	$(67.5)	$26.8
Know how	1-8	197.5	(162.1)	35.4
Developed product technology	1-11	135.1	(73.9)	61.2
Licenses	1-11	77.0	(37.5)	39.5
Tradenames	1-6	4.1	(3.2)	0.9
Covenants not to compete	1-8	7.9	(3.5)	4.4
Total definite-lived intangible assets		$515.9	$(347.7)	$168.2

	December 31, 2017
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-7	$92.3	$(64.4)	$27.9
Know how	1-8	194.9	(157.9)	37.0
Developed product technology	1-12	133.3	(70.3)	63.0
Licenses	1-12	76.7	(36.0)	40.7
Tradenames	1-6	3.9	(3.0)	0.9
Covenants not to compete	1-8	7.9	(3.3)	4.6
Total definite-lived intangible assets		$509.0	$(334.9)	$174.1

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2018	2017

Amortization expense	$7.4	$6.9

4. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$656.8	$12.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	34.3	33.7
Share-based compensation	5.9	5.4
Losses (gains) on dispositions of securities	0.2	(0.1)
Changes in fair market value of equity securities	(815.9)	—
Gain on divestiture of a product line	(5.1)	—
Losses (gains) on dispositions of fixed assets	0.4	(0.1)
Gain on sale of land	(4.1)	—
Changes in fair value of contingent consideration	(2.1)	(9.4)
Decrease in accounts receivable	40.2	6.8
Increase in inventories	(16.9)	(26.9)
Increase in other current assets	(12.8)	(19.1)
Decrease in accounts payable and other current liabilities	(47.4)	(61.2)
Increase (decrease) in income taxes payable	11.5	(1.7)
Increase (decrease) in deferred income taxes	184.5	(0.2)
Net decrease/increase in other long-term assets/liabilities	10.8	4.2
Net cash provided by (used in) operating activities	$40.3	$(56.2)

5.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2018	December 31, 2017
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(1.8)	(1.9)
Long-term debt less unamortized discount and debt issuance costs	423.2	423.1
Capital leases and other debt	11.9	11.9
	435.1	435.0
Less current maturities	(0.4)	(0.4)
Long-term debt	$434.7	$434.6

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2018 or December 31, 2017, however $0.5 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of March 31, 2018. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 3.56% at March 31, 2018.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of March 31, 2018.

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2018*:	$77.4	$(22.3)	$4.5	$59.6
Other comprehensive income (loss), before reclassifications	46.5	(0.7)	(1.8)	44.0
Amounts reclassified from Accumulated other comprehensive income	—	0.3	0.1	0.4
Income tax effects	—	0.1	—	0.1
Other comprehensive income (loss), net of income taxes	46.5	(0.3)	(1.7)	44.5
Balances as of March 31, 2018:	$123.9	$(22.6)	$2.8	$104.1

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2017:	$1.3	$(18.6)	$435.0	$417.7
Other comprehensive income (loss), before reclassifications	18.8	(0.3)	127.1	145.6
Amounts reclassified from Accumulated other comprehensive income	—	0.2	(0.2)	—
Income tax effects	—	—	(46.7)	(46.7)
Other comprehensive income (loss), net of income taxes	18.8	(0.1)	80.2	98.9
Balances as of March 31, 2017:	$20.1	$(18.7)	$515.2	$516.6

*The beginning balance has been updated as a result of adopting ASU 2016-01. See Note 1, "Basis of Presentation and Use of Estimates" under "Recent Accounting Standards Updates."

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended
	March 31,
Components of Comprehensive income	2018	2017	Location
Amortization of foreign other post-employment benefit items	$(0.3)	$(0.2)	Other (income) expense, net
Net holding (losses) gains on equity securities and available-for-sale investments	$(0.1)	$0.2	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Basic weighted average shares outstanding	29,787	29,580
Effect of potentially dilutive stock options and restricted stock awards	384	331
Diluted weighted average common shares	30,171	29,911
Anti-dilutive shares	41	17

8.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2018	2017
Interest and investment income	$(2.1)	$(1.1)
Net realized loss (gain) on investments	0.1	(0.3)
Gain on sale of land	(4.1)	—
Gain on divestiture of product line	(5.1)	—
Other expense	0.1	0.4
Other (income) expense, net	$(11.1)	$(1.0)

Prior year amounts have been adjusted (see Note 1 to the condensed consolidated financial statements in regard to ASU 2017-07).

9.    INCOME TAXES

Our effective income tax rate was 24% and 38% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the first quarter of 2018 was lower compared to the first quarter of 2017 primarily due to the reduction in the U.S. federal statutory rate from 35% to 21% that was enacted at the end of 2017. The tax benefit from the lower U.S. federal statutory tax rate was offset with the increase in the state tax expense due to the higher U.S. pre-tax income in the first quarter of 2018 and the introduction of a number of new tax provisions in the U.S. as a part of the comprehensive tax legislation (the "Tax Act") that was enacted into law on December 22, 2017, such as the Global Intangible Low-Taxed Income (“GILTI”) inclusion.

In accordance with SAB 118, our accounting for the following elements of the Tax Act was incomplete at December 31, 2017. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional estimates as follows:

•	Our deferred tax assets and liabilities were measured at the enacted tax rate that will apply when these temporary differences are expected to be realized or settled.

•
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

Our accounting for certain other elements of the Tax Act was incomplete, and we were not able to make reasonable estimates of those effects. For example, we did not make a determination as to our accounting policy with respect to the new Global Intangible Low-Taxed Income ("GILTI"). For the period ended March 31, 2018, we did not record adjustments to our provisional amounts. We will continue our analysis of these provisional amounts during the measurement period and may adjust these estimates as further regulatory guidance becomes available.

On January 1, 2018, we adopted ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" (see Note 1 above). The adoption resulted in the recognition of an additional deferred tax liability of $232.9 million, due primarily to our investment in Sartorius AG ordinary shares. In addition, the change in the fair market value of our investment in Sartorius AG during the first quarter of 2018 resulted in a deferred tax expense of $181.1 million.

We assess our ability to realize our net deferred tax assets on a quarterly basis and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized in the foreseeable future. Due to the weight of negative evidence, including our history of losses in certain jurisdictions, we believe that it is more-likely-than-not that certain foreign deferred tax assets will not be realized as of March 31, 2018. Accordingly, we have maintained a valuation allowance on such deferred tax assets.

Our income tax returns are routinely audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.

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

As of March 31, 2018, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $3 million. Substantially all such amounts will favorably impact our effective income tax rate.

10.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2018 and 2017 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2018	$197.8	$350.8	$2.9
	2017	$174.3	$322.3	$3.5

Segment net profit (loss)	2018	$3.3	$36.6	$—
	2017	$(18.8)	$41.6	$0.2

Prior year amounts have been adjusted (see Note 1 to the condensed consolidated financial statements in regard to ASU 2017-07 for pension and other postretirement benefits).

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. See Note 12 for a discussion of restructuring costs. The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended
	March 31,
	2018	2017
Total segment profit	$39.9	$23.0
Foreign currency exchange losses, net	(1.3)	(1.8)
Net corporate operating, interest and other expense not allocated to segments	(1.9)	(2.1)
Change in fair market value of equity securities	815.9	—
Other income (expense), net	11.1	1.0
Consolidated income before income taxes	$863.7	$20.1

Prior year amounts have been adjusted (see Note 1 to the condensed consolidated financial statements in regard to ASU 2017-07 for pension and other postretirement benefits).

11.    LEGAL PROCEEDINGS

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

12.    RESTRUCTURING COSTS

Restructuring Costs for European Reorganization

In May, 2016, we announced that we would take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with creation and evolution of our organization structure and coordinated with the implementation of our global single instance ERP platform, are expected to be incurred through 2019. As a result, we recorded less than $0.1 million of adjustments in restructuring charges related to severance and other employee benefits for the three months ended March 31, 2018. The liability of $5.4 million as of March 31, 2018 consisted of $5.3 million recorded in Accrued payroll and employee benefits and $0.1 million recorded in Other long-term liabilities in the Condensed Consolidated Balance Sheets. The amounts recorded reflected in Cost of goods sold and in Selling, general and administrative expense in the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 were both less than $0.1 million.

The following table summarizes the activity of our European reorganization restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balance as of January 1, 2018	$2.2	$4.1	$6.3
Charged to expense	—	—	—
Adjustment to expense	—	—	—
Cash payments	(0.3)	(0.7)	(1.0)
Foreign currency translation losses	—	0.1	0.1
Balance as of March 31, 2018	$1.9	$3.5	$5.4

Restructuring Costs for Termination of a Diagnostics Research and Development Project

In December 2017, we announced the termination of a diagnostics research and development project in Europe, which is included in our Clinical Diagnostics segment's results of operations. As a result, we recorded less than $0.1 million of adjustments in restructuring charges related to severance and employee benefits, and exit costs for the three months ended March 31, 2018. The amounts recorded reflected in Cost of goods sold, in Selling, general and administrative expense, and in Research and development expense in the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 were all less than $0.1 million. The liability of $13.1 million as of March 31, 2018 consisted of $10.0 million recorded in Accrued payroll and employee benefits and $3.1 million recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity for the termination of the diagnostics research and development project restructuring reserves for severance and exit costs (in millions):

2018
Balance as of January 1	$14.1
Charged to expense	—
Adjustment to expense	—
Cash payments	(1.3)
Foreign currency translation losses	0.3
Balance as of March 31	$13.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2017 and the financial statements for the three months ended March 31, 2018.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the referendum in the United Kingdom to withdraw from the European Union, and a change in the U.S. executive branch of government. Approximately 38% of our year-to-date 2018 consolidated net sales are derived from the United States and approximately 62% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

In December 2017, we announced the termination of a diagnostics research and development project in Europe, which is included in our Clinical Diagnostics segment's results of operations. As a result, we recorded less than $0.1 million of adjustments in restructuring charges related to severance and employee benefits, and exit costs for the three months ended March 31, 2018. The amounts recorded reflected in Cost of goods sold, in Selling, general and administrative expense, and in Research and development expense in the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 were all less than $0.1 million. The liability of $13.1 million as of March 31, 2018 consisted of $10.0 million recorded in Accrued payroll and employee benefits and $3.1 million recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended
	March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold	45.2	46.0
Gross profit	54.8	54.0
Selling, general and administrative expense	37.9	38.9
Research and development expense	9.0	9.9
Net income	119.1	2.5

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Other than the recent accounting pronouncement adoptions discussed below, there have been no substantial changes in our significant accounting policies during the three months ended March 31, 2018, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Three Months Ended March 31, 2018 Compared to
Three Months Ended March 31, 2017

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first quarter of 2018 were $551.5 million compared to $500.1 million in the first quarter of 2017, an increase of 10.3%.  Excluding the impact of foreign currency, first quarter 2018 sales increased by approximately 4.5% compared to the same period in 2017. Currency neutral sales mostly increased in North America and Asia Pacific, partially offset by decreased sales in Europe. On January 1, 2018, we adopted FASB Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018 (see Note 1 to the condensed consolidated financial statements). The impact to revenue as a result of applying ASC 606 for the three months ended March 31, 3018 was not significant.

The Life Science segment sales for the first quarter of 2018 were $197.8 million, an increase of 13.5% compared to the same period last year.  On a currency neutral basis, sales increased 8.9% compared to the first quarter in 2017. The currency neutral sales increase was primarily driven by growth in our Droplet Digital™ PCR, process chromatography, gene expression and cell biology businesses, in addition to sales from our acquisition of RainDance Technologies, Inc. ("RainDance"). Currency neutral sales increases mostly occurred in North America.

The Clinical Diagnostics segment sales for the first quarter of 2018 were $350.8 million, an increase of 8.9% compared to the same period last year.  On a currency neutral basis, sales increased 2.4% compared to the first quarter in 2017.  The currency neutral sales increase was primarily attributable to growth across diabetes, quality control, and immunology product lines, including a resolution on a licensed patent of $6.0 million. On a geographic view, currency neutral sales for the quarter were up in North America and across all Asia Pacific regions, partially offset with decreased sales in Europe.

Consolidated gross margins were 54.8% for the first quarter of 2018 compared to 54.0% for the first quarter of 2017.  Life Science segment gross margins for the first quarter of 2018 increased from the prior year period by approximately 5.2 percentage points primarily due to the sales increase across most businesses, the $10.0 million one-time expense associated with the RainDance acquisition in 2017, as well as declining royalty amortization for gene expression, partially offset by logistics increases across most businesses. Clinical Diagnostics segment gross margins for the first quarter of 2018 decreased by approximately 1.5 percentage points from the same period last year. The decrease compared to the first quarter of 2017 was primarily driven by lower margin sales, higher manufacturing costs, unfavorable manufacturing variances and credit notes, partially offset by the resolution on a licensed patent.

Selling, general and administrative expenses ("SG&A") increased to $209.1 million or 37.9% of sales for the first quarter of 2018 compared to $194.4 million or 38.9% of sales for the first quarter of 2017.  SG&A for the first quarter of 2017 was reduced by $0.538 million for ASU 2017-07 (see Note 1 to the condensed consolidated financial statements). Increases to SG&A primarily were related to bad debt of $2.2 million, software of $1.9 million mostly for amortization of our ERP system, employee related expenses of $1.6 million and a lower benefit for contingent consideration compared to the first quarter of 2017.

Research and development expense (R&D) decreased to $49.4 million or 9.0% of sales in the first quarter of 2018 compared to $49.5 million or 9.9% of sales in the first quarter of 2017.  Life Science segment R&D was relatively flat in the first quarter of 2018 compared to the prior year period. Clinical Diagnostics segment R&D decreased slightly in the first quarter of 2018 from the prior year period primarily from lower spending due to the termination of a diagnostics research and development project in the fourth quarter of 2017, and the closing of the GnuBIO research facilities in the third quarter of 2017, partially offset by redirecting R&D to new efforts.

Results of Operations – Non-operating

Interest expense for the first quarter of 2018 was $5.8 million, compared to $5.3 million for the first quarter of 2017. Interest expense increased primarily due to lower capitalized interest than the first quarter of 2017 as the third deployment of our ERP system in Europe was not implemented until April 2017.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net for the quarter ended March 31, 2018 decreased compared to the prior year period primarily due to the timing of product shipments, intercompany debt payments, and the lower cost of hedging.

Change in fair market value of equity securities of $815.9 million for the first quarter of 2018 compared to $0 for the first quarter of 2017 was primarily due to the adoption of Accounting Standards Update No. ("ASU") 2016-01 (see Note 1 to the condensed consolidated financial statements) and mostly consisted of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the first quarter of 2018 was $11.1 million income, compared to $1.0 million income for the first quarter of 2017. Other income, net increased primarily due to a land sale of $4.1 million and a divestiture of a product line of $5.1 million. On April 5, 2018, dividends of $10.3 million were declared for our investment in Sartorius AG, which will be recorded in our three months ending June 30, 2018.

Our effective income tax rate was 24% and 38% for the three months ended March 31, 2018 and 2017, respectively. The effective tax rate for the first quarter of 2018 was lower compared to the first quarter of 2017 primarily due to the reduction in the U.S. federal statutory rate from 35% to 21% that was enacted at the end of 2017. The tax benefit from the lower U.S. federal statutory tax rate was offset with the increase in the state tax expense due to the higher U.S. pre-tax income in the first quarter of 2018 and the introduction of a number of new tax provisions in the U.S. as a part of the comprehensive tax legislation (the "Tax Act") that was enacted into law on December 22, 2017, such as the Global Intangible Low-Taxed Income (“GILTI”) inclusion.

In accordance with SAB 118, our accounting for the following elements of the Tax Act was incomplete at December 31, 2017. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional estimates as follows:

•	Our deferred tax assets and liabilities were measured at the enacted tax rate that will apply when these temporary differences are expected to be realized or settled.

•
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

Our accounting for certain other elements of the Tax Act was incomplete, and we were not able to make reasonable estimates of those effects. For example, we did not make a determination as to our accounting policy with respect to the new Global Intangible Low-Taxed Income ("GILTI"). For the period ended March 31, 2018, we did not record adjustments to our provisional amounts. We will continue our analysis of these provisional amounts during the measurement period and may adjust these estimates as further regulatory guidance becomes available.

On January 1, 2018, we adopted ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" (see Note 1 above). The adoption resulted in the recognition of an additional deferred tax liability of

$232.9 million, due primarily to our investment in Sartorius AG ordinary shares. In addition, the change in the fair market value of our investment in Sartorius AG during the first quarter of 2018 resulted in a deferred tax expense of $181.1 million.

We assess our ability to realize our net deferred tax assets on a quarterly basis and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized in the foreseeable future. Due to the weight of negative evidence, including our history of losses in certain jurisdictions, we believe that it is more-likely-than-not that certain foreign deferred tax assets will not be realized as of March 31, 2018. Accordingly, we have maintained a valuation allowance on such deferred tax assets.

Our income tax returns are routinely audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.

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

As of March 31, 2018, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $3 million. Substantially all such amounts will positively impact our effective income tax rate.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our domestic $200.0 million unsecured Credit Agreement, and to a lesser extent international lines of credit.  Borrowings under the 2014 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2018, however $0.5 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The Credit Agreement matures in June 2019. In total under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $208.8 million available for borrowing and usage as of March 31, 2018, which was reduced by approximately $4.2 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

At March 31, 2018, we had $762.9 million in cash, cash equivalents and short-term investments, of which approximately 27% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. As of March 31, 2018 and December 31, 2017, we had accounts receivable, net of an allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $40.1 million and $41.0 million, respectively.

Cash Flows from Operations

Net cash provided by operations was $40.3 million compared to net cash used in operations of $56.2 million for the three months ended March 31, 2018 and 2017, respectively.  The increase in operating cash flows was primarily the net effect of:

•
higher cash received from customers in 2018 primarily due to higher sales activity in the fourth quarter of 2017 than the same period in 2016, which resulted in more cash collected in the first quarter of 2018, in addition to improving collections subsequent to the ERP implementation last year,

•
less cash paid to suppliers and employees primarily due to a $10.0 million payment for the RainDance preexisting condition in 2017, and higher 2017 payments to suppliers in preparation for the ERP implementation in April 2017, partially offset by higher employee related costs primarily for merit increases and more development payments to Propel,

•	lower net income tax payments in 2018 compared to 2017, and

•	lower net payments in 2018 compared to 2017 for forward foreign exchange contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $18.8 million compared to $110.4 million for the three months ended March 31, 2018 and 2017, respectively. The decrease of payments for acquisitions and long-term investments was primarily due to the cash paid for the acquisition of RainDance in February 2017. Capital expenditures were lower for the three months ended March 31, 2018 compared to the same period last year, reflecting the completion in April 2017 of the third phase of the ERP system. During the first quarter of 2018, we received $6.9 million for a divestiture of a product line. Purchases, sales and maturities of marketable securities and investments combined had an overall decrease of $1.0 million primarily due to decreases in maturities and sales, partially offset by lower purchases.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

We continue to review possible acquisitions to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of subject companies. We expect our current reported cash and cash equivalents to be sufficient for any cash consideration for these possible transactions. However, it is not certain at this time that any of these discussions involving material or significant acquisitions will advance to completion.

Capital expenditures totaled $27.2 million and $39.3 million for the three months ended March 31, 2018 and 2017, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we implement the remaining smaller phases of the ERP platform, we expect a decline in capital expenditure spending patterns. The current estimated future cash outlays for the global implementation of the single instance ERP platform is projected to be $130 million, and is estimated to take approximately the next 3 to 4 years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.5 million compared to $0.7 million for the three months ended March 31, 2018 and 2017, respectively. This increase for the three months ended March 31, 2018 was primarily due to lower payments for contingent consideration.

We have outstanding Senior Notes of $425 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

On November 28, 2017, we announced that the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250 million of outstanding shares of our common stock. The Credit Agreement may limit our ability to repurchase our stock. In accordance with the terms of awards under the 2007 Incentive Award Plan, in June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock during as of March 31, 2018.

Recent Accounting Pronouncements Adopted and to be Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2018, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Subject to the limitations noted above, our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting at December 31, 2017, which we view as an integral part of our disclosure controls and procedures, discussed in further detail below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with our assessment of the effectiveness of internal control over financial reporting at December 31, 2017, we identified the following control deficiencies existed at December 31, 2017:

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

These remediation efforts continued during the three-month period ended March 31, 2018 and are expected to be completed during the year ending December 31, 2018.

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

Changes to Internal Control Over Financial Reporting

Other than the changes discussed above, we identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2018, that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first three months of 2018 our foreign subsidiaries generated 62% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including the requirements for compliance with the EU General Data Protection Regulation, which takes effect May 25, 2018), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

As stated above, a significant portion of our operations and sales are outside of the United States. When we make purchases and sales in currencies other than the U.S. dollars, we are exposed to fluctuations in foreign currencies relative to the U.S. dollar that may adversely affect our results of operations and financial condition. Our international sales are largely denominated in local currencies. As a result, the strengthening of the U.S. dollar negatively impacts our consolidated net sales expressed in U.S. dollars. Conversely, when the U.S. dollar weakens, our expenses at our international sites increase. In addition, the volatility of other currencies may negatively impact our operations outside of the United States and increase our costs to hedge against currency fluctuations. We cannot assure you that future shifts in currency exchange rates will not have a material adverse effect on our results of operations and financial condition.

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. In our second deployment, we experienced delays in manufacturing and logistics, which adversely impacted our sales. We launched our third deployment in Western Europe in April 2017 and experienced system implementation issues impacting the timing of payment of vendor invoices and resulting in delays in product availability and shipments. We also experienced lower productivity levels related to the April 2017 go-live of the ERP in Western Europe, which adversely impacted our sales during the second and third quarters of 2017. The third deployment was complex, and additional and significant issues may arise. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may continue to disrupt our operations and negatively impact our business, results of operations and financial condition.

Recent and planned changes to our organizational structure and executive management team could negatively impact our business.

We made significant changes to our organizational structure over the past four years. In 2014 and 2015, we functionalized our manufacturing and selling organizations globally and separated them from our marketing and research and development organizations. Specifically, we combined our international selling organization with our North American selling divisions into one global selling group and consolidated our manufacturing, procurement and logistics operations into one global supply chain group. We also created new management positions to head each of these groups. In addition, we appointed new executives to head each of our Life Science and Clinical Diagnostics segments. We also restructured our Life Science segment based on functional groups rather than product line divisions. In 2016, we began implementing the reorganization of the structure of our European organization, and we have continued implementing the reorganization of our European organization in 2017 and 2018. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Maintaining effective disclosure controls and procedures and internal controls over financial reporting are necessary for us to produce reliable financial statements.  During the third quarter of 2017, we identified two items that were recorded in the three-month period ended September 30, 2017 that should have been recorded in the three-month period ended June 30, 2017.  Though there was no impact on the financial statements for the nine-month period ended September 30, 2017, we concluded that our disclosure controls and procedures were ineffective as of September 30, 2017 and that this deficiency constituted a material weakness.  Our management believes that our enhanced post-ERP system conversion management review control activities and augmented user acceptance testing of system changes, which were designed to remediate the material weakness over financial reporting disclosed as of September 30, 2017, were sufficiently implemented as of December 31, 2017.

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

Because the deficiencies create a reasonable possibility of material misstatement in the annual or interim consolidated financial statements that will not be prevented or detected on a timely basis, they represent a material weakness in internal control over financial reporting and accordingly, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.  KPMG, LLP, an independent registered public accounting firm, audited the consolidated financial statements included in the 2017 Annual Report on Form 10-K and, as part of the audit, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q and concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting at December 31, 2017, which we view as an integral part of our disclosure controls and procedures.

In response to this evaluation and assessment, our management is enhancing its control environment in the entities impacted by the ERP system conversion and European reorganization by (i) increasing resources with sufficient accounting and reporting expertise within our reorganized business and using our new ERP system, (ii) implementing and monitoring reporting lines and appropriate authorities and responsibilities within the accounting and reporting function, information technology and the business operations, and (iii) providing training to our control owners to effectively perform controls in the new environment including training on reconciliation review controls and certain ERP system enhancements. Our management is also enhancing its risk assessment process to continuously assess the potential impact on internal control over financial reporting of changes to business operations, including changes relating to similar ERP system conversions and reorganizations that may occur in the future. In addition, our management is in the process of designing enhanced control activities over financial statement amounts reported by entities impacted by the European reorganization. These remediation efforts, which began in the fourth quarter of 2017 and continued during the three-month period ended March 31, 2018, are expected to be completed during the year ending December 31, 2018. However, we cannot assure you that these efforts will be effective in timely remediating the material weakness or that additional deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.

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

In recent years, we have been faced with very challenging global economic conditions. A deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of March 31, 2018, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $40.1 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that would be affected by a decline in oil prices, could adversely affect our business, results of operations or financial condition. We also are monitoring developments following the United Kingdom's decision to leave the European Union to determine if there will be any potential impact on our business.

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

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made a number of substantial changes, including, among other changes, the imposition of a one-time mandatory deemed repatriation tax on previously unrepatriated earnings accumulated offshore since 1986, establishment of a global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments, and reduction of the corporate tax rate from 35% to 21% for U.S. taxable income, resulting in a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. These changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings.

To determine the transition tax, the Tax Act requires complex computations not previously provided in U.S. tax law, including calculating and supporting with primary evidence U.S. tax attributes such as accumulated foreign earnings and profits, foreign taxes paid, and other tax components involved in foreign tax credit calculations since 1986. The application of accounting guidance for such items is currently uncertain, and compliance with the Tax Act and the accounting for such provisions require collection of information not previously required, regularly produced or within our control. As a result, provisional tax amounts were recorded in 2017 based on our reasonable estimate and we will need additional information to complete our assessment. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis required by the Tax Act, and as we refine estimates in calculating its effect, our final analysis, which will be recorded in the period completed, may be materially different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

The Tax Act includes new U.S. tax base erosion provisions, the base-erosion and anti-abuse tax (BEAT) provisions and the global intangible low-taxed income (GILTI) provisions. The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We have included estimates for these provisions in our estimated effective tax rate for 2018. We may adjust these estimates as further regulatory guidance becomes available.

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

The liability for the transition tax, changes to the provisional tax amounts, GILTI, BEAT and other ongoing effects of the Tax Act, including the effect of our investment in Sartorius AG, and the jurisdictional mix of our earnings could materially affect our financial results and cash flow.

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
For example, in January 2016, the FASB issued Accounting Standards Update No. (ASU) 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting), such as our investment in Sartorius AG, will be measured at fair value through earnings. The impact of adoption of ASU 2016-01 in the first quarter of 2018 materially impacted our Condensed Consolidated Statement of Income due to our investment in Sartorius AG. In future periods, changes in the market value of our investment in Sartorius AG may materially impact our Consolidated Statement of Income.

We may incur losses in future periods due to write-downs in the value of financial instruments.
We have positions in a variety of financial instruments including asset backed securities and other similar instruments. Financial markets are volatile and the markets for these securities can be illiquid.  The value of these securities will continue to be impacted by external market factors including default rates, changes in the value of the underlying property, such as residential or commercial real estate, rating agency actions, the prices at which observable market transactions occur and the financial strength of various entities, such as financial guarantors who provide insurance for the securities. Should we need to convert these positions to cash, we may not be able to sell these instruments without significant losses due to current debtor financial conditions or other market considerations.

We also have positions in equity securities, including our investment in Sartorius AG. Financial markets are volatile and the markets for these equity securities can be illiquid as well. A decline in the market value of our investment in Sartorius AG or in the market value of the other equity securities that we own could result in significant losses due to write-downs in the value of the equity securities. In addition, if we need to convert these positions to cash, we may not be able to sell these equity securities without significant losses.

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

We have substantial debt and have the ability to incur additional debt. As of March 31, 2018, we had approximately $435.0 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.5 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo (DRC) and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of such minerals and metals produced from those minerals. In March and April 2017, the European Parliament and the European Council formally approved a conflict minerals regulation, and the requirements will become effective starting in January 2021. We have incurred, and will continue to incur, additional costs in order to comply with the SEC’s disclosure requirements. In addition, we might incur further costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as “DRC conflict free”, which could place us at a competitive disadvantage if we do not do so. We filed our report for the calendar year 2017 with the SEC on May 4, 2018.

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 10, 2018	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	May 10, 2018	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer