Form 10-Q
period 2018-06-30
BIO-RAD LABORATORIES, INC.
filed 2018-08-09
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).

Yes ☒	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at August 2, 2018
Class A Common Stock, Par Value $0.0001 per share	24,735,427
Class B Common Stock, Par Value $0.0001 per share	5,099,623

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2018

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS:	(Unaudited)
Cash and cash equivalents	$403,006	$383,824
Short-term investments	415,241	371,154
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $21,466 million at 2018 and $25,549 at 2017	404,091	464,847
Inventories:
Raw materials	118,999	113,925
Work in process	140,917	142,589
Finished goods	331,517	338,290
Total inventories	591,433	594,804
Other current assets	173,003	156,460
Total current assets	1,992,334	1,976,649
Property, plant and equipment	1,289,367	1,305,150
Less: accumulated depreciation and amortization	(799,118)	(811,654)
Property, plant and equipment, net	490,249	493,496
Goodwill, net	500,022	506,069
Purchased intangibles, net	158,035	174,113
Other investments	3,170,820	1,027,736
Other assets	74,763	94,949
Total assets	$6,386,223	$4,273,012

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable, accrued payroll and employee benefits	$261,721	$306,814
Current maturities of long-term debt and notes payable	1,721	420
Income and other taxes payable	29,585	39,941
Other current liabilities	149,394	155,521
Total current liabilities	442,421	502,696
Long-term debt, net of current maturities	438,776	434,581
Deferred income taxes	686,906	222,209
Other long-term liabilities	179,174	183,276
Total liabilities	1,747,277	1,342,762

Stockholders’ equity:
Class A common stock, shares issued 24,736,009 and 24,679,127 at 2018 and 2017, respectively; shares outstanding 24,735,427 and 24,678,545 at 2018 and 2017, respectively	2	2
Class B common stock, shares issued 5,100,540 and 5,107,674 at 2018 and 2017, respectively; shares outstanding 5,099,623 and 5,106,757 at 2018 and 2017, respectively	1	1
Additional paid-in capital	376,595	361,231
Class A treasury stock at cost, 582 shares at 2018 and 2017	(128)	(128)
Class B treasury stock at cost, 917 shares at 2018 and 2017	(89)	(89)
Retained earnings	4,281,275	1,830,439
Accumulated other comprehensive (loss)/income	(18,710)	738,794
Total stockholders’ equity	4,638,946	2,930,250
Total liabilities and stockholders’ equity	$6,386,223	$4,273,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$575,911	$504,666	$1,127,430	$1,004,717
Cost of goods sold	274,244	231,291	523,560	461,279
Gross profit	301,667	273,375	603,870	543,438
Selling, general and administrative expense	210,425	212,489	419,555	406,891
Research and development expense	47,450	62,587	96,877	112,039
Income (loss) from operations	43,792	(1,701)	87,438	24,508
Interest expense	5,977	6,045	11,759	11,361
Foreign currency exchange (gains) losses, net	(15)	2,516	1,239	4,305
Change in fair market value of equity securities	(286,398)	—	(1,102,332)	—
Other (income) expense, net	(15,858)	(11,382)	(27,003)	(12,425)
Income before income taxes	340,086	1,120	1,203,775	21,267
(Provision) benefit for income taxes	(72,043)	3,915	(278,958)	(3,819)
Net income	$268,043	$5,035	$924,817	$17,448

Basic earnings per share:
Net income per basic share	$8.99	$0.17	$31.03	$0.59
Weighted average common shares - basic	29,814	29,613	29,801	29,597

Diluted earnings per share:
Net income per diluted share	$8.87	$0.17	$30.63	$0.58
Weighted average common shares - diluted	30,219	30,006	30,197	29,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$268,043	$5,035	$924,817	$17,448
Other comprehensive (loss) income:
Foreign currency translation adjustments	(124,118)	41,679	(77,572)	60,522
Foreign other post-employment benefits adjustments, net of income taxes	1,458	(1,938)	1,176	(2,053)
Net holding (loss) gain on equity securities and net unrealized holding (loss) gain on available-for-sale investments, net of income taxes	(135)	54,564	(1,851)	134,713
Other comprehensive (loss) income, net of income taxes	(122,795)	94,305	(78,247)	193,182
Comprehensive income	$145,248	$99,340	$846,570	$210,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Cash received from customers	$1,160,904	$999,779
Cash paid to suppliers and employees	(1,007,565)	(968,719)
Interest paid, net	(11,277)	(10,865)
Income tax payments, net	(47,620)	(19,066)
Investment proceeds and miscellaneous receipts, net	18,354	13,197
Proceeds from (payments for) forward foreign exchange contracts, net	5,412	(8,029)
Net cash provided by operating activities	118,208	6,297
Cash flows from investing activities:
Capital expenditures	(53,897)	(64,951)
Proceeds from dispositions of property, plant and equipment	4,100	21
Proceeds from divestiture of a product line	6,919	—
Proceeds from (payments for) acquisitions and long-term investments	266	(73,573)
Payments for purchases of intangible assets	(3)	(3,920)
Payments for purchases of marketable securities and investments	(183,001)	(142,993)
Proceeds from sales of marketable securities and investments	34,548	39,362
Proceeds from maturities of marketable securities and investments	88,410	98,379
Net cash used in investing activities	(102,658)	(147,675)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	—	(36)
Payments on long-term borrowings	(1,505)	(149)
Payments of contingent consideration	(1,270)	(3,105)
Proceeds from issuances of common stock for share-based compensation	3,274	3,778
Payments for purchases of treasury stock	—	(883)
Net cash provided by (used in) financing activities	499	(395)
Effect of foreign exchange rate changes on cash	3,053	7,190
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,102	(134,583)
Cash, cash equivalents, and restricted cash at beginning of period	384,983	457,171
Cash, cash equivalents, and restricted cash at end of period	$404,085	$322,588

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that agrees to the same amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$403,006	$321,584
Restricted cash included in Other current assets	105	561
Restricted cash included in Other assets	974	443
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$404,085	$322,588

These restricted cash items are primarily related to performance guarantees.

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

We recorded a net reduction to opening retained earnings of $0.1 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606 with the impact primarily related to a customer loyalty program in the United States for which the resulting non-cash consideration is treated as variable consideration under the new revenue recognition accounting standard. The impact to revenue as a result of applying ASC 606 as compared to ASC 605 for the six months ended June 30, 2018 was not significant.

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
Revenue allocated to the lease elements are approximately 5% of total revenue and are included as part of the Net sales in our Condensed Consolidated Statements of Income.
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
Disaggregation of Revenue:
The following table presents our revenues disaggregated by geographic region based primarily on the location of the use of the product or service (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Europe	$197.2	$163.9	$396.8	$348.9
Pacific Rim	122.0	107.5	231.4	202.3
United States	221.6	202.5	431.5	389.8
Other (primarily Canada and Latin America)	35.1	30.8	67.7	63.7
Total Net sales	$575.9	$504.7	$1,127.4	$1,004.7

The disaggregation of our revenue by industry segment sources is presented in our Segment Information footnote (see Note 10).

Deferred revenues represent mostly unrecognized fees billed or collected for extended service arrangements. Deferred revenues are recognized as (or when) the Company performs under the contract which is generally over time during the term of the service contract. A majority of our deferred revenue balance is classified as current with an expected length of one year or less. The increase in our total deferred revenue balance from $36.7 million at December 31, 2017 to $41.4 million at June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $22.4 million of revenue recognized that were included in our deferred revenue balance as of December 31, 2017.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year.  Upon revenue recognition of that equipment, we establish, as part of Cost of goods sold, a provision for the expected costs of such warranty based on historical experience, specific warranty terms and customer feedback.  A review is performed on a quarterly basis to assess the adequacy of our warranty accrual.

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2018	$18.7
Provision for warranty	14.9
Actual warranty costs	(17.5)
June 30, 2018	$16.1

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. Changes in fair value for equity securities will no longer be reported in other comprehensive income. For equity investments without readily determinable fair values, the cost method is also eliminated. We adopted ASU 2016-01 on January 1, 2018 and record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes and were valued at $0.6 million as of June 30, 2018. Changes in the basis of these equity investments are reported in current earnings. For equity securities that are affected by ASU 2016-01 and ASU 2018-03, see Note 2 to the condensed consolidated financial statements, which primarily consists of our investment in Sartorius AG.

The impact of the adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018 was through a cumulative-effect adjustment of $864.5 million to Total stockholders' equity by increasing Retained earnings of $1,543.7 million and decreasing Accumulated other comprehensive income of $679.2 million, including increasing Deferred income taxes by $232.9 million and an increase in Other investments of $1,097.4 million in our Condensed Consolidated Balance Sheet. As a result of ASU 2016-01 and ASU 2018-03 for the three and six months ended June 30, 2018, we recorded $286.4 million and $1,102.3 million, respectively, for the Change in fair market value of equity securities in the Condensed Consolidated Statement of Income that resulted in a deferred tax expense for the three and six months ended June 30, 2018 of $62.6 million and $243.8 million, respectively.

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which changed how we present the net periodic benefit cost of our defined benefit pension and/or other postretirement plans. We adopted ASU 2017-07 on January 1, 2018 and applied the practical expedient to estimate amounts for comparative purposes utilizing the information disclosed in Note 12 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2017. The interest costs are recorded in Interest expense, and the other costs are recorded in Other (income) expense, net in the Condensed Consolidated Statements of Income. For the second quarter of 2017 for interest costs and other costs, we reclassified $0.076 million, $0.538 million, and $0.036 million from Costs of goods sold (COGS), Selling, general and administrative expense (SG&A) and Research and development expense (R&D), respectively, to Interest expense of $0.275 million and Other (income) expense, net of $0.375 million. For the first six months of 2017 for interest costs and other costs, we reclassified $0.152 million, $1.076 million, and $0.072 million from COGS, SG&A and R&D, respectively, to Interest expense of $0.550 million and Other (income) expense, net of $0.750 million.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash," which required us to cease to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 and updated the Condensed Consolidated Statements of Cash Flows to incorporate restricted cash included in Other current assets and Other assets of $1.1 million as of June 30, 2018 and $1.0 million as of June 30, 2017.

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

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements," which gives the option to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in its financial statements. In addition, ASU 2018-11 provides a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. Also in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," which clarifies certain aspects of ASU 2016-02. We will adopt ASU 2016-02 on a modified retrospective basis on its adoption date of January 1, 2019 with practical expedients, instead of at the earliest comparative period presented in our financial statements. We are currently gathering, documenting and analyzing lease agreements related to this ASU and anticipate material additions to the balance sheet for right-of-use assets, offset by the associated liabilities.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2018 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$68.4	$—	$68.4
Time deposits	25.7	10.0	—	35.7
Money market funds	30.2	—	—	30.2
Foreign government obligations	—	1.8	—	1.8
U.S. government sponsored agencies	—	6.0	—	6.0
Total cash equivalents (a)	55.9	86.2	—	142.1
Restricted investment	5.6	—	—	5.6
Equity securities (b)	3,196.6	—	—	3,196.6
Available-for-sale investments:
Corporate debt securities	—	223.6	—	223.6
U.S. government sponsored agencies	—	66.0	—	66.0
Foreign government obligations	—	2.6	—	2.6
Municipal obligations	—	15.6	—	15.6
Asset-backed securities	—	62.9	—	62.9
Total available-for-sale investments (c)	—	370.7	—	370.7
Forward foreign exchange contracts (d)	—	0.6	—	0.6
Total financial assets carried at fair value	$3,258.1	$457.5	$—	$3,715.6

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (e)	$—	$1.0	$—	$1.0
Contingent consideration (f)	—	—	13.0	13.0
Total financial liabilities carried at fair value	$—	$1.0	$13.0	$14.0

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2017 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$36.0	$—	$36.0
Time deposits	43.7	10.0	—	53.7
U.S. government sponsored agencies	—	11.2	—	11.2
Money market funds	3.4	—	—	3.4
Total cash equivalents (a)	47.1	57.2	—	104.3
Restricted investment	5.6	—	—	5.6
Available-for-sale investments:
Corporate debt securities	—	185.7	—	185.7
U.S. government sponsored agencies	—	67.6	—	67.6
Foreign government obligations	—	3.4	—	3.4
Brokered certificates of deposit	—	0.7	—	0.7
Municipal obligations	—	15.0	—	15.0
Marketable equity securities	973.4	—	—	973.4
Asset-backed securities	—	55.6	—	55.6
Total available-for-sale investments (c)	973.4	328.0	—	1,301.4
Forward foreign exchange contracts (d)	—	0.5	—	0.5
Total financial assets carried at fair value	$1,026.1	$385.7	$—	$1,411.8

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (e)	$—	$1.6	$—	$1.6
Contingent consideration (f)	—	—	16.7	16.7
Total financial liabilities carried at fair value	$—	$1.6	$16.7	$18.3

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Equity securities are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

June 30, 2018
Short-term investments	$44.7
Other investments	3,151.9
Total	$3,196.6

The unrealized gains on our equity securities still held as of June 30, 2018 are $1,102.3 million and are primarily due to our investment in Sartorius AG and is recorded in our Condensed Consolidated Statements of Income due to the adoption of ASU 2016-01 (see Note 1).

(c)Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2018	December 31, 2017
Short-term investments	$370.5	$371.2
Other investments	0.2	930.2
Total	$370.7	$1,301.4

In accordance with our adoption of ASU 2016-01 January 1, 2018, our investment in Sartorius AG preferred shares, which was reported within marketable equity securities as Available-for-sale as of December 31, 2017, is now reported as an Equity security as of June 30, 2018 (see Note 1 and footnote (b) above).

(d) Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(e) Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(f) Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2018	December 31, 2017
Other current liabilities	$2.6	$2.7
Other long-term liabilities	10.4	14.0
Total	$13.0	$16.7

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2018 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. In the first quarter of 2018, we paid $1.3 million per the purchase agreement. Since 2016 we have decreased the cumulative valuation of the sales milestones by $8.5 million. The contingent consideration was accrued at its estimated fair value of $13.0 million as of June 30, 2018.

The following table provides a reconciliation of the Level 3 analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value (in millions):

January 1, 2018	$16.7
Analytical flow cytometer platform:
Payment of sales milestone	(1.3)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(2.4)
June 30, 2018	$13.0

The following table provides quantitative information about Level 3 inputs for fair value measurement of our analytical flow cytometer platform contingent consideration liability as of June 30, 2018. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input
Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Discount rate	11.1%
		Cost of debt	4.8%

To estimate the fair value of Level 2 debt securities as of June 30, 2018 and December 31, 2017, our primary pricing provider uses Securities Evaluations as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Securities Evaluations does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

For commercial paper as of June 30, 2018 and December 31, 2017, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par. In the event that an additional lot of the same commercial paper issue has been purchased within the same account, then the price of all holdings of that issue in that account will be the price of the most recent lot purchased.

Our pricing provider performs daily reasonableness testing of the Securities Evaluations prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly comparison of the Securities Evaluations prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$224.9	$0.1	$(1.4)	$223.6
Municipal obligations	15.7	—	(0.1)	15.6
Asset-backed securities	63.1	—	(0.4)	62.7
U.S. government sponsored agencies	67.2	—	(1.2)	66.0
Foreign government obligations	2.6	—	—	2.6
	373.5	0.1	(3.1)	370.5
Long-term investments:
Asset-backed securities	0.2	—	—	0.2
	0.2	—	—	0.2
Total	$373.7	$0.1	$(3.1)	$370.7

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2018 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$156.7	$156.4
Mature in one to five years	170.9	169.3
Mature in more than five years	46.1	45.0
Total	$373.7	$370.7

Available-for-sale investments consist of the following (in millions):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$185.9	$0.3	$(0.5)	$185.7
Brokered certificates of deposit	0.7	—	—	0.7
Municipal obligations	15.1	—	(0.1)	15.0
Asset-backed securities	55.6	—	(0.2)	55.4
U.S. government sponsored agencies	68.3	—	(0.7)	67.6
Foreign government obligations	3.4	—	—	3.4
Marketable equity securities	34.4	9.0	—	43.4
	363.4	9.3	(1.5)	371.2
Long-term investments:
Marketable equity securities	54.5	875.5	—	930.0
Asset-backed securities	0.2	—	—	0.2
	54.7	875.5	—	930.2
Total	$418.1	$884.8	$(1.5)	$1,301.4

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	June 30, 2018	December 31, 2017
Fair value of investments in a loss position 12 months or more	$36.9	$43.9
Fair value of investments in a loss position less than 12 months	$199.4	$168.7
Gross unrealized losses for investments in a loss position 12 months or more	$0.9	$0.7
Gross unrealized losses for investments in a loss position less than 12 months	$2.2	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2018 or at December 31, 2017.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2018 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

June 30,
2018
Contracts maturing in July through September 2018 to sell foreign currency:
Notional value	$37.8
Unrealized loss	$0.1
Contracts maturing in July through September 2018 to purchase foreign currency:
Notional value	$327.6
Unrealized loss	$0.5

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	June 30, 2018			December 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	—	—		$91.8	$1,249.4	2
Total long-term debt, excluding leases and current maturities	$423.4	$439.4	2	$423.1	$449.8	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 37% of the outstanding voting shares (excluding treasury shares) of Sartorius as of June 30, 2018.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  As of June 30, 2018, due to the adoption of
ASU 2016-01 and ASU 2018-03, we account for this investment at fair market value as determined at period end by a quoted price on an organized exchange (see Note 1).

3.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2018:
Goodwill	$234.7	$324.6	$559.3
Accumulated impairment losses	(35.9)	(17.3)	(53.2)
Goodwill, net	198.8	307.3	506.1

Divestiture	—	(1.4)	(1.4)
Currency fluctuations	(0.2)	(4.5)	(4.7)

Balances as of June 30, 2018:
Goodwill	234.5	318.7	553.2
Accumulated impairment losses	(35.9)	(17.3)	(53.2)
Goodwill, net	$198.6	$301.4	$500.0

In March 2018, we wrote off $1.4 million of goodwill from our Clinical Diagnostics segment as a result of a divestiture of a product line.

Other than goodwill, we have no intangible assets with indefinite lives. Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	June 30, 2018
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-7	$89.6	$(65.7)	$23.9
Know how	1-8	192.3	(158.6)	33.7
Developed product technology	3-11	131.8	(74.2)	57.6
Licenses	1-11	76.4	(38.5)	37.9
Tradenames	3-6	3.9	(3.2)	0.7
Covenants not to compete	1-8	7.9	(3.7)	4.2
Total definite-lived intangible assets		$501.9	$(343.9)	$158.0

	December 31, 2017
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-7	$92.3	$(64.4)	$27.9
Know how	1-8	194.9	(157.9)	37.0
Developed product technology	1-12	133.3	(70.3)	63.0
Licenses	1-12	76.7	(36.0)	40.7
Tradenames	1-6	3.9	(3.0)	0.9
Covenants not to compete	1-8	7.9	(3.3)	4.6
Total definite-lived intangible assets		$509.0	$(334.9)	$174.1

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Amortization expense	$7.4	$8.7	$14.8	$15.6

4. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Six Months Ended
	June 30, 2018	June 30, 2017
Net income	$924.8	$17.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68.7	70.7
Share-based compensation	12.1	10.6
Losses on dispositions of securities	0.6	0.3
Changes in fair market value of equity securities	(1,102.3)	—
Gain on divestiture of a product line	(5.1)	—
Losses on dispositions of fixed assets	0.8	—
Gain on sale of land	(4.1)	—
Changes in fair value of contingent consideration	(2.4)	(8.7)
Decrease (increase) in accounts receivable	52.5	(1.8)
Increase in inventories	(11.7)	(37.9)
Increase in other current assets	(5.9)	(14.8)
Decrease in accounts payable and other current liabilities	(43.7)	(24.2)
Decrease in income taxes payable	(20.9)	(13.2)
Increase (decrease) in deferred income taxes	246.2	(3.1)
Net increase in other long-term assets/liabilities	8.6	11.0
Net cash provided by operating activities	$118.2	$6.3

5.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2018	December 31, 2017
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(1.6)	(1.9)
4.875% Senior Notes less unamortized discount and debt issuance costs	423.4	423.1
Capital leases and other debt	17.1	11.9
	440.5	435.0
Less current maturities	(1.7)	(0.4)
Long-term debt	$438.8	$434.6

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2018 or December 31, 2017, however $0.5 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of June 30, 2018. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 3.46% at June 30, 2018.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of June 30, 2018.

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2018*:	$77.4	$(22.3)	$4.5	$59.6
Other comprehensive (loss) income, before reclassifications	(77.6)	0.5	(2.1)	(79.2)
Amounts reclassified from Accumulated other comprehensive income	—	0.8	0.2	1.0
Income tax effects	—	(0.1)	—	(0.1)
Other comprehensive (loss) income, net of income taxes	(77.6)	1.2	(1.9)	(78.3)
Balances as of June 30, 2018:	$(0.2)	$(21.1)	$2.6	$(18.7)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2017:	$1.3	$(18.6)	$435.0	$417.7
Other comprehensive income (loss), before reclassifications	60.5	(2.5)	213.2	271.2
Amounts reclassified from Accumulated other comprehensive income	—	—	—	—
Income tax effects	—	0.5	(78.5)	(78.0)
Other comprehensive income (loss), net of income taxes	60.5	(2.0)	134.7	193.2
Balances as of June 30, 2017:	$61.8	$(20.6)	$569.7	$610.9

*The beginning balance has been updated as a result of adopting ASU 2016-01. See Note 1, "Basis of Presentation and Use of Estimates" under "Recent Accounting Standards Updates."

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Comprehensive income	2018	2017	2018	2017	Location
Amortization of foreign other post-employment benefit items	$(0.5)	$0.2	$(0.8)	$—	Other (income) expense, net
Net holding (losses) gains on equity securities and available-for-sale investments	$(0.1)	$(0.2)	$(0.2)	$—	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	29,814	29,613	29,801	29,597
Effect of potentially dilutive stock options and restricted stock awards	405	393	396	365
Diluted weighted average common shares	30,219	30,006	30,197	29,962
Anti-dilutive shares	13	—	13	15

8.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and investment income	$(16.2)	$(12.0)	$(18.3)	$(13.1)
Net realized loss (gain) on investments	0.1	0.2	0.2	(0.1)
Gain on sale of land	—	—	(4.1)	—
Gain on divestiture of product line	—	—	(5.1)	—
Other expense	0.2	0.4	0.3	0.8
Other (income) expense, net	$(15.9)	$(11.4)	$(27.0)	$(12.4)

Prior year amounts have been adjusted (see Note 1 to the condensed consolidated financial statements in regard to ASU 2017-07).

9.    INCOME TAXES

Our effective income tax rate was 21% and (350)% for the three months ended June 30, 2018 and 2017, respectively. Our effective income tax rate was 23% and 18% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the three and six months ended June 30, 2018 was driven primarily by the large gain on equity investments taxable at the U.S. federal statutory rate of 21%. The effective tax rate for the three and six months ended June 30, 2017 was lower than the U.S. federal statutory rate of 35% due to the impact of second quarter discrete items on low pre-tax income.

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

•
The Tax Act imposes a Transition Tax payable over eight years. The Transition Tax is assessed on the U.S. shareholders’ share of certain foreign corporations’ accumulated untaxed foreign earnings. Earnings in the form of cash and cash equivalents are taxed at a rate of 15.5% and all other earnings are taxed at a rate of 8.0%. In December 2017, we recorded a provisional income tax expense of $55 million for Transition Tax.

Our accounting for certain other elements of the Tax Act was incomplete, and we were not able to make reasonable estimates of those effects. For example, we did not make a determination as to our accounting policy with respect to the new Global Intangible Low-Taxed Income ("GILTI"). For the period ended June 30, 2018, we did not record adjustments to our provisional amounts. We will continue our analysis of these provisional amounts during the measurement period and may adjust these estimates as further regulatory guidance becomes available.

We assess our ability to realize our net deferred tax assets on a quarterly basis and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized in the foreseeable future. Due to the weight of negative evidence, including our history of losses in certain jurisdictions, we believe that it is more-likely-than-not that certain foreign deferred tax assets will not be realized as of June 30, 2018. Accordingly, we have maintained a valuation allowance on such deferred tax assets.

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

As of June 30, 2018, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $3 million. Substantially all such amounts will favorably impact our effective income tax rate.

10.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2018 and 2017 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2018	$217.8	$354.0	$4.1
	2017	$179.4	$322.1	$3.2

Segment net profit (loss)	2018	$12.2	$27.8	$—
	2017	$(22.9)	$18.5	$0.2

Information regarding industry segments for the six months ended June 30, 2018 and 2017 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2018	$415.6	$704.8	$7.0
	2017	$353.6	$644.4	$6.7

Segment net profit (loss)	2018	$15.5	$64.4	$—
	2017	$(41.7)	$60.1	$0.4

Prior year amounts have been adjusted (see Note 1 to the condensed consolidated financial statements in regard to ASU 2017-07 for pension and other postretirement benefits).

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. For the three and six months ended June 30, 2018 compared to the same periods in 2017, our Life Science segment had increased sales and gross profit, along with lower Research and Development expense. In addition, the Life Science segment gross margin included a $10.0 million one-time expense associated with the RainDance acquisition in the first quarter of 2017. During the second quarter of 2017, our Clinical Diagnostics segment had an asset purchase for an early stage device for $7.5 million that was recorded in Research and development expense. The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total segment profit (loss)	$40.0	$(4.2)	$79.9	$18.8
Foreign currency exchange losses, net	—	(2.5)	(1.2)	(4.3)
Net corporate operating, interest and other expense not allocated to segments	(2.2)	(3.6)	(4.2)	(5.6)
Change in fair market value of equity securities	286.4	—	1,102.3	—
Other income (expense), net	15.9	11.4	27.0	12.4
Consolidated income before income taxes	$340.1	$1.1	$1,203.8	$21.3

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

12.    RESTRUCTURING COSTS

Restructuring Costs for European Reorganization

In May, 2016, we announced that we would take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with the evolution of our organization structure and coordinated with the implementation of our global single instance ERP platform, are expected to be incurred through 2019. From inception of May 2016 to June 30, 2018, total expenses were $12.9 million. We recorded $(0.1) million of adjustments in restructuring charges related to severance and other employee benefits for the three and six months ended June 30, 2018. The liability of $4.2 million as of June 30, 2018 consisted of $4.1 million recorded in Accrued payroll and employee benefits and $0.1 million recorded in Other long-term liabilities in the Condensed Consolidated Balance Sheets. The amounts recorded were reflected in Cost of goods sold of $(0.1) million and in Selling, general and administrative expense of less than $(0.1) million in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018.

The following table summarizes the activity of our European reorganization restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balance as of January 1, 2018	$2.2	$4.1	$6.3
Charged to expense	—	—	—
Adjustment to expense	—	(0.1)	(0.1)
Cash payments	(0.6)	(1.3)	(1.9)
Foreign currency translation gains	—	(0.1)	(0.1)
Balance as of June 30, 2018	$1.6	$2.6	$4.2

Restructuring Costs for Termination of a Diagnostics Research and Development Project and a Facility Closure

In December 2017, we announced the termination of a diagnostics research and development project in Europe. From inception of December 2017 to June 30, 2018, total expenses were $20.4 million. We recorded $(0.6) million and $(0.7) million of adjustments in restructuring charges related to severance and employee benefits, and exit costs for the three and six months ended June 30, 2018, respectively. The adjustments were due to a decrease in severance accrual as a result of a reduction in the number of employees being terminated than originally estimated, net of an increase in exit costs accrual as a result of proposed legal settlement. In June 2018, we announced the closure of a manufacturing facility in Germany. As a result, we recorded $1.3 million of expense in restructuring charges related to severance and employee benefits for the three and six months ended June 30, 2018. Restructuring charges for the termination of a diagnostics research and development project and the facility closure are both included in our Clinical Diagnostics segment's results of operations. The respective amounts recorded for the quarter and year to date ended June 30, 2018 were reflected in Cost of goods sold of $1.3 million and $1.3 million, in Selling, general and administrative expense of $(0.3) million and $(0.1) million, and in Research and development expense of $(0.3) million and $(0.6) million in the Condensed Consolidated Statements of Income. The liability of $11.7 million as of June 30, 2018 consisted of $7.2 million recorded in Accrued payroll and employee benefits, $3.2 million recorded in Other current liabilities, and $1.3 million recorded in Other long term liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity for the termination of the diagnostics research and development project and the facility closure restructuring reserves for severance and exit costs (in millions):

2018
Balance as of January 1	$14.1
Charged to expense	1.3
Adjustment to expense	(0.7)
Cash payments	(2.7)
Foreign currency translation gains	(0.3)
Balance as of June 30	$11.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2017 and the financial statements for the three and six months ended June 30, 2018.

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

In December 2017, we announced the termination of a diagnostics research and development project in Europe. From inception of December 2017 to June 30, 2018, total expenses were $20.4 million. We recorded $(0.6) million and $(0.7) million of adjustments in restructuring charges related to severance and employee benefits, and exit costs for the three and six months ended June 30, 2018, respectively. The adjustments were due to a decrease in severance accrual as a result of a reduction in the number of employees being terminated than originally estimated, net of an increase in exit costs accrual as a result of proposed legal settlement. In June 2018, we announced the closure of a manufacturing facility in Germany. As a result, we recorded $1.3 million of expense in restructuring charges related to severance and employee benefits for the three and six months ended June 30, 2018. Restructuring charges for the termination of a diagnostics research and development project and the facility closure are both included in our Clinical Diagnostics segment's results of operations. The respective amounts recorded for the quarter and year to date ended June 30, 2018 were reflected in Cost of goods sold of $1.3 million and $1.3 million, in Selling, general and administrative expense of $(0.3) million and $(0.1) million, and in Research and development expense of $(0.3) million and $(0.6) million in the Condensed Consolidated Statements of Income. The liability of $11.7 million as of June 30, 2018 consisted of $7.2 million recorded in Accrued payroll and employee benefits, $3.2 million recorded in Other current liabilities, and $1.3 million recorded in Other long term liabilities in the Condensed Consolidated Balance Sheets.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.6	45.8	46.4	45.9
Gross profit	52.4	54.2	53.6	54.1
Selling, general and administrative expense	36.5	42.1	37.2	40.5
Research and development expense	8.2	12.4	8.6	11.2
Net income	46.5	1.0	82.0	1.7

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and six months ended June 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Other than the recent accounting pronouncement adoptions referred to below and discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three and six months ended June 30, 2018, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Three Months Ended June 30, 2018 Compared to
Three Months Ended June 30, 2017

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the second quarter of 2018 were $575.9 million compared to $504.7 million in the second quarter of 2017, an increase of 14.1%.  Excluding the impact of foreign currency, second quarter 2018 sales increased by approximately 11.0% compared to the same period in 2017. Currency neutral sales increased in all regions. On January 1, 2018, we adopted FASB Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018 (see Note 1 to the condensed consolidated financial statements). The impact to revenue as a result of applying ASC 606 for the three months ended June 30, 2018 was not significant.

The Life Science segment sales for the second quarter of 2018 were $217.8 million, an increase of 21.4% compared to the same period last year.  On a currency neutral basis, sales increased 18.9% compared to the second quarter in 2017. The currency neutral sales increase was primarily driven by growth in our Droplet Digital™ PCR, process chromatography, gene expression, cell biology, protein quantitation, and food science businesses. Currency neutral sales increases occurred in North America, Europe, and Asia.

The Clinical Diagnostics segment sales for the second quarter of 2018 were $354.0 million, an increase of 9.9% compared to the same period last year.  On a currency neutral basis, sales increased 6.5% compared to the second quarter in 2017.  The currency neutral sales increase was primarily attributable to growth across blood typing, quality control, infectious diseases and immunology product lines. On a geographic view, currency neutral sales for the quarter were up across all regions. In the same period last year, segment sales was impacted by our ERP deployment in which some sales were accelerated into the first quarter of 2017 and some sales were delayed to the third quarter of 2017.

Consolidated gross margins were 52.4% for the second quarter of 2018 compared to 54.2% for the second quarter of 2017.  Life Science segment gross margins for the second quarter of 2018 increased from the prior year period by approximately 4.6 percentage points primarily due to the sales increase across most businesses as well as declining royalty costs for gene expression, and purchase accounting intangible amortization within the digital biology business. In addition, lower overall production costs and increased volume led to improved margins. Clinical Diagnostics segment gross margins for the second quarter of 2018 decreased by approximately 5.2 percentage points from the same period last year. The decrease compared to the second quarter of 2017 was primarily driven by lower margin equipment sales from immunohematology and diabetes placements, higher excess and obsolete costs, service costs, and expenses associated with the closing of a manufacturing facility in Germany.

Selling, general and administrative expenses ("SG&A") decreased to $210.4 million or 36.5% of sales for the second quarter of 2018 compared to $212.5 million or 42.1% of sales for the second quarter of 2017.  Decreases to SG&A were minimal with some cost decreases that were mostly compensation and other spending reductions.

Research and development expense (R&D) decreased to $47.5 million or 8.2% of sales in the second quarter of 2018 compared to $62.6 million or 12.4% of sales in the second quarter of 2017.  Life Science segment R&D decreased in the second quarter of 2018 compared to the prior year period primarily due to the completion of projects in 2017 as well as a reduction of the RainDance R&D development team. Clinical Diagnostics segment R&D decreased in the second quarter of 2018 from the prior year period primarily from lower spending due to the termination of a diagnostics research and development project in the fourth quarter of 2017, the closing of the GnuBIO research facilities in the third quarter of 2017, and the purchase of an early stage diagnostic device for $7.5 million in the second quarter of 2017, partially offset by redirecting R&D to new efforts.

Results of Operations – Non-operating

Interest expense for the second quarter of 2018 and 2017 was $6.0 million for both periods.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange was a net gain of $0.015 million for the quarter ended June 30, 2018 compared to foreign currency exchange net losses of $2.5 million for the prior year period. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, and the cost of hedging.

Change in fair market value of equity securities of $286.4 million for the second quarter of 2018 compared to none in the second quarter of 2017 was primarily due to the adoption of Accounting Standards Update No. ("ASU") 2016-01 (see Note 1 to the condensed consolidated financial statements) and resulted in the recognition of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the second quarter of 2018 was $15.9 million income, compared to $11.4 million income for the second quarter of 2017. The increase was primarily due to higher dividends from our investment in Sartorius AG compared to the prior year period.

Our effective income tax rate was 21% and (350)% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate for the three months ended June 30, 2018 was driven primarily by the large gain on equity investments taxable at the U.S. federal statutory rate of 21%. The effective tax rate for the three months ended June 30, 2017 was lower than the U.S. federal statutory rate of 35% due to the impact of discrete items on low pre-tax income.

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

•
The Tax Act imposes a Transition Tax payable over eight years. The Transition Tax is assessed on the U.S. shareholders’ share of certain foreign corporations’ accumulated untaxed foreign earnings. Earnings in the form of cash and cash equivalents are taxed at a rate of 15.5% and all other earnings are taxed at a rate of 8.0%. In December 2017, we recorded a provisional income tax expense of $55 million for Transition Tax.

Our accounting for certain other elements of the Tax Act was incomplete, and we were not able to make reasonable estimates of those effects. For example, we did not make a determination as to our accounting policy with respect to the new Global Intangible Low-Taxed Income ("GILTI"). For the period ended June 30, 2018, we did not record adjustments to our provisional amounts. We will continue our analysis of these provisional amounts during the measurement period and may adjust these estimates as further regulatory guidance becomes available.

We assess our ability to realize our net deferred tax assets on a quarterly basis and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized in the foreseeable future. Due to the weight of negative evidence, including our history of losses in certain jurisdictions, we believe that it is more-likely-than-not that certain foreign deferred tax assets will not be realized as of June 30, 2018. Accordingly, we have maintained a valuation allowance on such deferred tax assets.

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

As of June 30, 2018, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $3 million. Substantially all such amounts will positively impact our effective income tax rate.

Six Months Ended June 30, 2018 Compared to
Six Months Ended June 30, 2017

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first half of 2018 were $1.13 billion compared to $1.00 billion in the first half of 2017, an increase of 12.2%.  Excluding the impact of foreign currency, the first half of 2018 sales increased by approximately 7.8% compared to the same period in 2017. Currency neutral sales increased in all regions. On January 1, 2018, we adopted FASB Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018 (see Note 1 to the condensed consolidated financial statements). The impact to revenue as a result of applying ASC 606 for the first half of 2018 was not significant.

The Life Science segment sales for the first half of 2018 were $415.6 million, an increase of 17.5% compared to the same period last year.  On a currency neutral basis, sales increased 14.0% compared to the first half of 2017. The currency neutral sales increase was primarily in our Droplet Digital™ PCR product line and the RainDance acquisition, process chromatography that was mostly due to customer ordering patterns, and amplification systems within the gene expression business and food science. The currency neutral sales increase was primarily reflected in North America, Europe, and China within Asia Pacific.

The Clinical Diagnostics segment sales for the first half of 2018 were $704.8 million, an increase of 9.4% compared to the same period last year.  On a currency neutral basis, sales increased 4.4% compared to the first half of 2017. The currency neutral sales increase was primarily attributable to growth across all product lines, including a resolution on a licensed patent of $6.0 million. On a geographic view, currency neutral sales for the first half of 2018 were up in North America and across all Asia Pacific regions, partially offset with decreased sales in Europe.

Consolidated gross margins were 53.6% for the first half of 2018 compared to 54.1% for the first half of 2017.  Life Science segment gross margins for the first half of 2018 increased from the prior year period by approximately 5.0 percentage points primarily due to the $10.0 million one-time expense associated with the RainDance acquisition in 2017 and lower intangible amortization within digital biology, as well as declining royalty expenses within gene expression related to amplification reagents, and lower manufacturing costs for food science. This was partially offset by lower margin percentages in antibody, protein quantification, and protein purification due to product, service, and logistics costs. Clinical Diagnostics segment gross margins for the first half of 2018 decreased by approximately 3.4 percentage points from the same period last year. The decrease compared to the first half of 2017 was primarily driven by lower margin equipment sales, higher excess and obsolete costs, service costs, and expenses associated with the closing of a manufacturing facility in Germany, partially offset by resolution on a licensed patent.

SG&A increased to $419.6 million or 37.2% of sales for the first half of 2018 compared to $406.9 million or 40.5% of sales for the first half of 2017.  Increases to SG&A was primarily related to travel $2.7 million, bad debt of $2.4 million, marketing $1.4 million, software of $1.2 million mostly for amortization of our ERP system, and lower acquisition related benefits of $6.3 million (including changes to contingent consideration) compared to the first half of 2017. These expenses were partially offset by decreases to professional fees of $2.8 million and facilities of $1.3 million.

R&D decreased to $96.9 million or 8.6% of sales in the first half of 2018 compared to $112.0 million or 11.2% of sales in the first half of 2017.  Life Science segment R&D decreased in the first half of 2018 compared to the prior year period primarily due to lower milestone expenses associated with Propel, as well as a reduction of the RainDance development team. Clinical Diagnostics segment R&D decreased in the first half of 2018 from the prior year period primarily from lower spending due to the termination of a diagnostics research and development project in the fourth quarter of 2017, the closing of the GnuBIO research facilities in the third quarter of 2017, and the purchase of an early stage diagnostic device for $7.5 million in the second quarter of 2017, partially offset by redirecting R&D to new efforts.

Results of Operations – Non-operating

Interest expense for the first half of 2018 was $11.8 million, compared to $11.4 million for the first half of 2017, relatively flat compared to the prior year period.

Foreign currency exchange losses, net for the first half of 2018 decreased to $1.2 million compared to $4.3 million for the prior year period. Gains and losses are primarily due to market volatility, the estimating process inherent in the timing of product shipments and intercompany debt payments, and the cost of hedging.

Change in fair market value of equity securities of $1.10 billion for the first half of 2018 compared to none for the first half of 2017 was primarily due to the adoption of Accounting Standards Update No. ("ASU") 2016-01 (see Note 1 to the condensed consolidated financial statements) and mostly consisted of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the first half of 2018 was $27.0 million income, compared to $12.4 million income for the first half of 2017. Other income, net increased primarily due higher dividends from our investment in Sartorius AG compared to the prior year period, and a land sale of $4.1 million and a divestiture of a product line of $5.1 million that both occurred in the first quarter of 2018.

Our effective income tax rate was 23% and 18% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the six months ended June 30, 2018 was driven by the large gain on equity investments taxable at the U.S. federal statutory rate of 21%. The effective tax rate for the six months ended June 30, 2017 was lower than the U.S. federal statutory rate of 35% due to the impact of second quarter discrete items on low pre-tax income.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Credit Agreement, and to a lesser extent international lines of credit.  Borrowings under the 2014 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2018, however $0.5 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. We are currently evaluating our options on renewing the Credit Agreement or similar arrangements. In total under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $207.8 million available for borrowing and usage as of June 30, 2018, which was reduced by approximately $4.2 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing short-term investments and access to our Credit Agreement or similar arrangements.

At June 30, 2018, we had $818.2 million in cash, cash equivalents and short-term investments, of which approximately 25% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. As of June 30, 2018 and December 31, 2017, we had accounts receivable, net of an allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $41.0 million and $41.0 million, respectively.

Cash Flows from Operations

Net cash provided by operations was $118.2 million compared to $6.3 million for the six months ended June 30, 2018 and 2017, respectively.  The increase in operating cash flows was primarily the net effect of:

•
higher cash received from customers in 2018 primarily due to higher sales activity in the fourth quarter of 2017 than the same period in 2016, which resulted in more cash collected in the first half of 2018, in addition to improving collections subsequent to the ERP implementation last year,

•	net proceeds in 2018 compared to net payments in 2017 for forward foreign exchange contracts, and

•	higher investment income received, partially offset by

•
higher cash paid to suppliers and employees, higher employee related costs for merit increases, and more development and sales milestone payments to Propel, partially offset by a $10.0 million payment for the RainDance preexisting condition in 2017, and

•	higher income tax payments in 2018 compared to 2017.

Cash Flows from Investing Activities

Net cash used in investing activities was $102.7 million compared to $147.7 million for the six months ended June 30, 2018 and 2017, respectively. Capital expenditures were lower for the six months ended June 30, 2018 compared to the same period last year, reflecting the completion in April 2017 of the third phase of the ERP system, which was a larger deployment than the ERP implementation in July 2018. During the first quarter of 2018, we received $6.9 million for a divestiture of a product line. Purchases, sales and maturities of marketable securities and investments combined had an overall decrease of $54.8 million primarily due to higher purchases, and decreases in maturities and sales.

Proceeds from acquisitions in 2018 and payments for acquisitions and long-term investments in 2017 were primarily due to the following:

•
in April of 2018, we acquired a raw material supplier to Bio-Rad by assuming liabilities, including a promise to extinguish the acquired company's existing bank debt and a $369,630 payment for all the company's assets in a share purchase. The acquisition will not meet the significant or material subsidiary test. The purchase price allocation is preliminary as additional time is required to complete the valuation of assets.

•	in February 2017, we acquired all the issued and outstanding stock of RainDance for approximately $72.7 million, including certain assumed liabilities. Cash payments at closing were $72.9 million.

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

Capital expenditures totaled $53.9 million and $65.0 million for the six months ended June 30, 2018 and 2017, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we implement the remaining smaller phases of the ERP platform, we expect a decline in capital expenditure spending patterns. The current estimated future cash outlays for the global implementation of the single instance ERP platform is projected to be $125 million, and is estimated to take the next 3 to 4 years to fully implement.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.5 million compared to net cash used in financing activities of $0.4 million for the six months ended June 30, 2018 and 2017, respectively. This increase for the six months ended June 30, 2018 was primarily due to lower payments for contingent consideration, partially offset by higher payments on long-term debt.

We have outstanding Senior Notes of $425 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

On November 28, 2017, we announced that the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250 million of outstanding shares of our common stock. This new authorization superseded the prior authorization of up to $18.0 million of Bio-Rad's common stock. The Credit Agreement may limit our ability to repurchase our stock. During the second and third quarters of 2017, we made open market purchases of 13,200 shares of our Class A common stock. In September 2017, we used 12,740 of the repurchased shares in connection with the vesting of restricted stock units under the 2007 Incentive Award Plan in order to obtain a tax deduction in some of our foreign entities. In June 2012, we withheld 122 shares of our Class A common stock and 917 shares of our Class B common stock to satisfy tax obligations due upon the vesting of restricted stock of certain of our employees, which is considered a repurchase of our stock. We had no other repurchases of our stock as of June 30, 2018.

Recent Accounting Pronouncements Adopted and to be Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2018, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

These remediation efforts continued during the three and six months ended June 30, 2018 and are expected to be completed during the year ending December 31, 2018.

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

Changes to Internal Control Over Financial Reporting

Other than the changes discussed above, we identified no changes in internal control over financial reporting that occurred during our quarter ended June 30, 2018, that have materially affected, or that are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first six months of 2018 our foreign subsidiaries generated 62% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including the requirements for compliance with the EU General Data Protection Regulation, which went into effect May 25, 2018), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, quotas and other trade barriers, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Violations of laws and regulations also could result in prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, or our business, results of operations and financial condition. See also our risk factors regarding government regulations and regarding global economic conditions below.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. In our second deployment, we experienced delays in manufacturing and logistics, which adversely impacted our sales. In our third deployment in Western Europe in April 2017 we experienced system implementation issues impacting the timing of payment of vendor invoices and resulting in delays in product availability and shipments. We also experienced lower productivity levels related to the April 2017 go-live of the ERP in Western Europe, which adversely impacted our sales during the second and third quarters of 2017. The third deployment was complex, and additional and significant issues may arise. We expect to implement the remaining smaller phases of the ERP platform over approximately the next 3 to 4 years. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may continue to disrupt our operations and negatively impact our business, results of operations and financial condition.

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

In response to this evaluation and assessment, our management is enhancing its control environment in the entities impacted by the ERP system conversion and European reorganization by (i) increasing resources with sufficient accounting and reporting expertise within our reorganized business and using our new ERP system, (ii) implementing and monitoring reporting lines and appropriate authorities and responsibilities within the accounting and reporting function, information technology and the business operations, and (iii) providing training to our control owners to effectively perform controls in the new environment including training on reconciliation review controls and certain ERP system enhancements. Our management is also enhancing its risk assessment process to continuously assess the potential impact on internal control over financial reporting of changes to business operations, including changes relating to similar ERP system conversions and reorganizations that may occur in the future. In addition, our management is in the process of designing enhanced control activities over financial statement amounts reported by entities impacted by the European reorganization. These remediation efforts, which began in the fourth quarter of 2017 and continued during the six-month period ended June 30, 2018, are expected to be completed during the year ending December 31, 2018. However, we cannot assure you that these efforts will be effective in timely remediating the material weakness or that additional deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.

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

Global economic conditions could adversely affect our operations.

In recent years, we have been faced with very challenging global economic conditions. A deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of June 30, 2018, we had accounts receivable, net of allowance for doubtful accounts, in Spain, Italy, Greece and Portugal of $41.0 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that would be affected by a decline in oil prices, could adversely affect our business, results of operations or financial condition. We also are monitoring developments following the United Kingdom's decision to leave the European Union to determine if there will be any potential impact on our business. Additionally, the United States and other countries recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding our international operations above and regarding government regulations below.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, in April 2017 the European Parliament voted to enact final regulations that include broad changes regarding in vitro diagnostic devices and medical devices, which will require us to modify or re-register some products and will result in additional costs. In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Such regulations could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our international operations and regarding global economic conditions above.

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

We have substantial debt and have the ability to incur additional debt. As of June 30, 2018, we had approximately $440.5 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.5 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	August 9, 2018	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	August 9, 2018	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer