Form 10-Q
period 2018-09-30
BIO-RAD LABORATORIES, INC.
filed 2018-11-05
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding at October 25, 2018
Class A Common Stock, Par Value $0.0001 per share	24,859,577
Class B Common Stock, Par Value $0.0001 per share	5,102,627

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2018

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS:	(Unaudited)
Cash and cash equivalents	$434,517	$383,824
Short-term investments	426,053	371,154
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $26,559 million at 2018 and $25,549 at 2017	381,526	464,847
Inventories:
Raw materials	117,544	113,925
Work in process	149,249	142,589
Finished goods	334,260	338,290
Total inventories	601,053	594,804
Other current assets	185,488	156,460
Total current assets	2,034,197	1,976,649
Property, plant and equipment	1,295,884	1,305,150
Less: accumulated depreciation and amortization	(811,561)	(811,654)
Property, plant and equipment, net	484,323	493,496
Goodwill, net	501,903	506,069
Purchased intangibles, net	150,662	174,113
Other investments	3,474,321	1,027,736
Other assets	73,256	94,949
Total assets	$6,718,662	$4,273,012

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable, accrued payroll and employee benefits	$257,028	$306,814
Current maturities of long-term debt and notes payable	1,772	420
Income and other taxes payable	44,783	39,941
Other current liabilities	149,576	155,521
Total current liabilities	453,159	502,696
Long-term debt, net of current maturities	438,803	434,581
Deferred income taxes	753,948	222,209
Other long-term liabilities	172,271	183,276
Total liabilities	1,818,181	1,342,762

Stockholders’ equity:
Class A common stock, shares issued 24,860,159 and 24,679,127 at 2018 and 2017, respectively; shares outstanding 24,859,577 and 24,678,545 at 2018 and 2017, respectively	2	2
Class B common stock, shares issued 5,103,544 and 5,107,674 at 2018 and 2017, respectively; shares outstanding 5,102,627 and 5,106,757 at 2018 and 2017, respectively	1	1
Additional paid-in capital	382,393	361,231
Class A treasury stock at cost, 582 shares at 2018 and 2017	(128)	(128)
Class B treasury stock at cost, 917 shares at 2018 and 2017	(89)	(89)
Retained earnings	4,550,601	1,830,439
Accumulated other comprehensive (loss)/income	(32,299)	738,794
Total stockholders’ equity	4,900,481	2,930,250
Total liabilities and stockholders’ equity	$6,718,662	$4,273,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales	$545,138	$534,141	$1,672,568	$1,538,858
Cost of goods sold	258,422	235,133	781,982	696,412
Gross profit	286,716	299,008	890,586	842,446
Selling, general and administrative expense	201,196	198,169	620,751	605,060
Research and development expense	49,245	62,077	146,122	174,116
Income from operations	36,275	38,762	123,713	63,270
Interest expense	6,064	5,872	17,823	17,233
Foreign currency exchange losses, net	672	3,363	1,911	7,668
Change in fair market value of equity securities	(318,007)	—	(1,420,339)	—
Other (income) expense, net	(2,585)	(1,061)	(29,588)	(13,486)
Income before income taxes	350,131	30,588	1,553,906	51,855
Provision for income taxes	(80,805)	(8,521)	(359,763)	(12,340)
Net income	$269,326	$22,067	$1,194,143	$39,515

Basic earnings per share:
Net income per basic share	$9.02	$0.74	$40.04	$1.33
Weighted average common shares - basic	29,863	29,660	29,822	29,618

Diluted earnings per share:
Net income per diluted share	$8.89	$0.73	$39.50	$1.32
Weighted average common shares - diluted	30,292	30,052	30,234	29,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$269,326	$22,067	$1,194,143	$39,515
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13,556)	10,604	(91,128)	71,126
Foreign other post-employment benefits adjustments, net of income taxes	105	192	1,281	(1,861)
Net holding (loss) gain on equity securities and net unrealized holding (loss) gain on available-for-sale investments, net of income taxes	(138)	(4,582)	(1,989)	130,131
Other comprehensive (loss) income, net of income taxes	(13,589)	6,214	(91,836)	199,396
Comprehensive income	$255,737	$28,281	$1,102,307	$238,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Cash received from customers	$1,715,960	$1,518,057
Cash paid to suppliers and employees	(1,494,794)	(1,430,371)
Interest paid, net	(11,721)	(11,397)
Income tax payments, net	(57,840)	(39,821)
Investment proceeds and miscellaneous receipts, net	21,601	14,338
Proceeds from (payments for) forward foreign exchange contracts, net	7,279	(16,034)
Net cash provided by operating activities	180,485	34,772
Cash flows from investing activities:
Capital expenditures	(75,951)	(85,264)
Proceeds from dispositions of property, plant and equipment	4,273	62
Proceeds from divestiture of a product line	6,964	—
Proceeds from (payments for) acquisitions and long-term investments	266	(74,874)
Payments for purchases of intangible assets	(3)	(3,790)
Payments for purchases of marketable securities and investments	(286,826)	(233,766)
Proceeds from sales of marketable securities and investments	60,488	83,883
Proceeds from maturities of marketable securities and investments	158,622	151,260
Net cash used in investing activities	(132,167)	(162,489)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	—	(36)
Payments on long-term borrowings	(1,595)	(220)
Payments of contingent consideration	(2,078)	(3,681)
Proceeds from issuances of common stock for share-based compensation, net	1,996	3,622
Payments for purchases of treasury stock	—	(2,920)
Net cash used in financing activities	(1,677)	(3,235)
Effect of foreign exchange rate changes on cash	3,965	3,823
Net increase (decrease) in cash, cash equivalents, and restricted cash	50,606	(127,129)
Cash, cash equivalents, and restricted cash at beginning of period	384,983	457,171
Cash, cash equivalents, and restricted cash at end of period	$435,589	$330,042

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that agrees to the same amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$434,517	$328,894
Restricted cash included in Other current assets	102	812
Restricted cash included in Other assets	970	336
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$435,589	$330,042

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
Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under prior revenue guidance ASC 605, "Revenue Recognition."

We recorded a net reduction to opening retained earnings of $0.1 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606 with the impact primarily related to a customer loyalty program in the United States for which the resulting non-cash consideration is treated as variable consideration under the new revenue recognition accounting standard. The impact to revenue as a result of applying ASC 606 as compared to ASC 605 for the nine months ended September 30, 2018 was not significant.

We recognize revenue from operations through the sale of products, services, and rental of instruments. Revenue from contracts with customers is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally accounted for as distinct performance obligations. Revenue is recognized net of any taxes collected from customers (sales tax, value added tax, etc.), which are subsequently remitted to government authorities.
Our contracts from customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment and may or may not impact the timing of revenue recognition. Revenue associated with equipment that requires factory installation is not recorded until installation is complete and customer acceptance, if required, has occurred. Certain equipment requires installation due to the fact that the instruments are being operated in a clinical/laboratory environment, and the installation services could result in modification of the equipment in order to ensure that the instruments are working according to specifications of the customer which are subject to validation tests upon completion of the installation. In these arrangements, which require factory installation, the delivery of the equipment and the installation are separate performance obligations. We will recognize the transaction price allocated to the equipment only upon customer acceptance, as the transfer of control has occurred in relation to the equipment at that point in time as the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. The transaction price allocated to the installation services is also recognized upon completion of the services because without the completion of the installation services and related customer acceptance the customer cannot receive any of the benefits of the service.
At the time revenue is recognized, a provision is recognized for estimated product returns as this right is considered variable consideration. Accordingly, when product revenues are recognized, the transaction price is reduced to the estimated amount that we expect to receive in exchange for transferring control for those products.
Service revenues on extended warranty contracts are recognized ratably over the life of the service agreement as a stand-ready performance obligation. For arrangements that include a combination of products and services, transaction prices are allocated to performance obligations based on stand-alone selling prices. The method used to determine the stand-alone selling prices for service revenues is based on the observable prices when the services have been sold separately.
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

Reagent Rental Agreements
Reagent rental agreements are a diagnostic industry sales method that provides use of an instrument and consumables (reagents) to a customer on a per test basis. These agreements may also include maintenance of the underlying instruments retained at customer locations as well as initial training. We concluded that the use of the instrument and related maintenance services (collectively known as “lease elements”) are not within the guidance of ASC 606 but rather ASC 840 Leases. Accordingly, we first allocate the transaction price between the lease elements and the non-lease elements based on relative standalone selling prices. The determination of the transaction price requires judgment and requires consideration of any fixed/minimum payments as well as estimates of variable consideration. After determining what portion of the transaction price should be allocated to the lease elements, any fixed consideration would be considered the minimum lease payment to be amortized straight line over the lease term and any variable consideration would be contingent rent to be recognized monthly as earned, which coincides with the transfer of control of the non-lease elements.

For the portion of the transaction price allocated to the non-lease elements, which are principally the reagents, the related revenue will be recognized at a point in time when control transfers. Generally, the terms of the arrangements result in the transfer of control upon either (i) when the consumables are delivered or (ii) when the consumables are consumed by the customer.
Revenue allocated to the lease elements of these reagent rental arrangements represent approximately 5% of total revenue and are included as part of the Net sales in our Condensed Consolidated Statements of Income.
Contract costs:
As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs, recorded within Selling, general and administrative expense, include our internal sales force compensation programs and certain partner sales incentive programs, as we have determined that annual compensation is commensurate with annual selling activities.
Disaggregation of Revenue:
The following table presents our revenues disaggregated by geographic region based primarily on the location of the use of the product or service (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Europe	$182.7	$190.3	$579.5	$539.3
Pacific Rim	110.3	105.7	341.7	307.9
United States	218.3	203.3	649.8	593.2
Other (primarily Canada and Latin America)	33.8	34.8	101.6	98.5
Total Net sales	$545.1	$534.1	$1,672.6	$1,538.9

The disaggregation of our revenue by industry segment sources is presented in our Segment Information footnote (see Note 10).

Deferred revenues represent mostly unrecognized fees billed or collected for extended service arrangements. Deferred revenues are recognized as (or when) we perform under the contract, which is generally recognized ratably over the term of the service contract. A majority of our deferred revenue balance is classified as current with an expected length of one year or less. The increase in our total deferred revenue balance from $36.7 million at December 31, 2017 to $39.3 million at September 30, 2018 is primarily driven by $30.8 million, net, of cash payments received or due in advance of satisfying our performance obligations, offset by $28.2 million of revenue recognized that were included in our deferred revenue balance as of December 31, 2017.

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

January 1, 2018	$18.7
Provision for warranty	25.8
Actual warranty costs	(27.7)
September 30, 2018	$16.8

Recent Accounting Pronouncements Adopted

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. ("ASU") 2018-03, "Technical Corrections and Improvements to Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2018-03 amends certain items in ASU 2016-01 (see below) such as equity securities without a readily determinable fair value. ASU 2018-03 clarifies that an entity that uses the measurement alternative for equity securities without readily determinable fair values can change its measurement approach to fair value and once made the election is irrevocable. If an entity measures equity securities without readily determinable fair values at fair value, it must record a cumulative-effect adjustment to Retained earnings as of the beginning of the fiscal year in which the guidance is adopted. We adopted ASU 2018-03 on January 1, 2018 and made an irrevocable election to account for our investment of the ordinary shares of Sartorius AG at fair value (see ASU 2016-01 below).

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. Changes in fair value for equity securities will no longer be reported in other comprehensive income. For equity investments without readily determinable fair values, the cost method is also eliminated. We adopted ASU 2016-01 on January 1, 2018 and record equity investments without readily determinable fair values at cost, less impairment, and plus or minus subsequent adjustments for observable price changes and were valued at $0.6 million as of September 30, 2018. Changes in the basis of these equity investments are reported in current earnings. For equity securities that are affected by ASU 2016-01 and ASU 2018-03, see Note 2 to the condensed consolidated financial statements, which primarily consists of our investment in Sartorius AG.

The impact of the adoption of ASU 2016-01 and ASU 2018-03 on January 1, 2018 was through a cumulative-effect adjustment of $864.5 million to Total stockholders' equity by increasing Retained earnings of $1,543.7 million and decreasing Accumulated other comprehensive income of $679.2 million, including increasing Deferred income taxes by $232.9 million and an increase in Other investments of $1,097.4 million in our Condensed Consolidated Balance Sheet. As a result of ASU 2016-01 and ASU 2018-03 for the three and nine months ended September 30, 2018, we recorded $318.0 million and $1,420.3 million, respectively, for the Change in fair market value of equity securities in the Condensed Consolidated Statement of Income that resulted in a deferred tax expense for the three and nine months ended September 30, 2018 of $70.0 million and $313.7 million, respectively.

In March 2017, the FASB issued ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which changed how we present the net periodic benefit cost of our defined benefit pension and/or other postretirement plans. We adopted ASU 2017-07 on January 1, 2018 and applied the practical expedient to estimate amounts for comparative purposes utilizing the information disclosed in Note 12 to the consolidated financial statements in our Form 10-K for the year ended December 31, 2017. The interest costs are recorded in Interest expense, and the other costs are recorded in Other (income) expense, net in the Condensed Consolidated Statements of Income. For the third quarter of 2017 for interest costs and other costs, we reclassified $0.076 million, $0.538 million, and $0.036 million from Costs of goods sold (COGS), Selling, general and administrative expense (SG&A) and Research and development expense (R&D), respectively, to Interest expense of $0.275 million and Other (income) expense, net of $0.375 million. For the first nine months of 2017 for interest costs and other costs, we reclassified $0.228 million, $1.614 million, and $0.108 million from COGS, SG&A and R&D, respectively, to Interest expense of $0.825 million and Other (income) expense, net of $1.125 million.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash," which required us to cease to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 and updated the Condensed Consolidated Statements of Cash Flows to incorporate restricted cash included in Other current assets and Other assets of $1.1 million as of September 30, 2018 and $1.1 million as of September 30, 2017.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASC 606"), an updated standard on revenue recognition. The new standard provides enhancements to the quality and consistency of how revenue is reported under the principle that revenue should be recognized in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services. We adopted ASC 606 as of January 1, 2018 using the cumulative effect transition method as more fully described above under the caption “Revenue Recognition.”

Recent Accounting Pronouncements to be Adopted

In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. ASU 2018-15 is effective for fiscal years ending after December 15, 2019. Early adoption is permitted and entities have the option to apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. We are currently evaluating the effect ASU 2018-15 will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 eliminates and adds certain disclosures for defined benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 using a retrospective approach, with early adoption permitted. We are currently evaluating the disclosures and the timing of adoption but do not expect ASU 2018-14 to have a material impact to our disclosures for defined benefit plans.

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 eliminates, adds and modifies certain disclosures for fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption is permitted in interim periods, including periods for which financial statements have not yet been issued. We do not expect ASU 2018-13 to have a material impact to our fair value disclosures and we currently do not plan to early adopt.

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

In February 2016, the FASB issued ASU 2016-02, "Leases," which will require, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements," which gives the option to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in its financial statements. In addition, ASU 2018-11 provides a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. Also in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases," which clarifies certain aspects of ASU 2016-02. We will adopt ASU 2016-02 on a modified retrospective basis on its adoption date of January 1, 2019 with practical expedients, instead of at the earliest comparative period presented in our financial statements. We are currently gathering, documenting and analyzing lease agreements where we act as lessee related to this ASU and anticipate material additions to the balance sheet for right-of-use assets, and the associated liabilities. We are also gathering, documenting and analyzing the impact on those contracts where we act as a lessor in reagent rental arrangements and do not anticipate a significant impact to our financial statements, as the associated assets are already included in our Condensed Consolidated Balance Sheets. Such reagent rental arrangements are more fully described above under the caption "Reagent Rental Agreements."

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2018 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$70.7	$—	$70.7
Asset backed	—	0.1	—	0.1
Time deposits	24.0	10.0	—	34.0
Money market funds	35.0	—	—	35.0
Total cash equivalents (a)	59.0	80.8	—	139.8
Restricted investment	5.6	—	—	5.6
Equity securities (b)	3,502.7	—	—	3,502.7
Available-for-sale investments:
Corporate debt securities	—	223.5	—	223.5
U.S. government sponsored agencies	—	76.1	—	76.1
Foreign government obligations	—	3.3	—	3.3
Municipal obligations	—	15.6	—	15.6
Asset-backed securities	—	61.0	—	61.0
Total available-for-sale investments (c)	—	379.5	—	379.5
Forward foreign exchange contracts (d)	—	1.5	—	1.5
Total financial assets carried at fair value	$3,567.3	$461.8	$—	$4,029.1

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (e)	$—	$1.5	$—	$1.5
Contingent consideration (f)	—	—	8.1	8.1
Total financial liabilities carried at fair value	$—	$1.5	$8.1	$9.6

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2017 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$36.0	$—	$36.0
Time deposits	43.7	10.0	—	53.7
U.S. government sponsored agencies	—	11.2	—	11.2
Money market funds	3.4	—	—	3.4
Total cash equivalents (a)	47.1	57.2	—	104.3
Restricted investment	5.6	—	—	5.6
Available-for-sale investments:
Corporate debt securities	—	185.7	—	185.7
U.S. government sponsored agencies	—	67.6	—	67.6
Foreign government obligations	—	3.4	—	3.4
Brokered certificates of deposit	—	0.7	—	0.7
Municipal obligations	—	15.0	—	15.0
Marketable equity securities	973.4	—	—	973.4
Asset-backed securities	—	55.6	—	55.6
Total available-for-sale investments (c)	973.4	328.0	—	1,301.4
Forward foreign exchange contracts (d)	—	0.5	—	0.5
Total financial assets carried at fair value	$1,026.1	$385.7	$—	$1,411.8

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (e)	$—	$1.6	$—	$1.6
Contingent consideration (f)	—	—	16.7	16.7
Total financial liabilities carried at fair value	$—	$1.6	$16.7	$18.3

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Equity securities are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

September 30, 2018
Short-term investments	$46.7
Other investments	3,456.0
Total	$3,502.7

The unrealized gains on our equity securities still held as of September 30, 2018 are $1,420.3 million and are primarily due to our investment in Sartorius AG and is recorded in our Condensed Consolidated Statements of Income due to the adoption of ASU 2016-01 (see Note 1).

(c)Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2018	December 31, 2017
Short-term investments	$379.3	$371.2
Other investments	0.2	930.2
Total	$379.5	$1,301.4

In accordance with our adoption of ASU 2016-01 January 1, 2018, our investment in Sartorius AG preferred shares, which was reported within marketable equity securities as Available-for-sale as of December 31, 2017, is now reported as an Equity security as of September 30, 2018 (see Note 1 and footnote (b) above).

(d) Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(e) Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(f) Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2018	December 31, 2017
Other current liabilities	$3.1	$2.7
Other long-term liabilities	5.0	14.0
Total	$8.1	$16.7

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2018 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. In the first and third quarters of 2018, we paid $1.3 million and $0.8 million, respectively, per the purchase agreement. Since 2016 we have decreased the cumulative valuation of the sales milestones by $12.5 million. The contingent consideration was accrued at its estimated fair value of $8.1 million as of September 30, 2018.

The following table provides a reconciliation of the Level 3 analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value (in millions):

January 1, 2018	$16.7
Payment of sales milestone	(2.1)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(6.5)
September 30, 2018	$8.1

The following table provides quantitative information about Level 3 inputs for fair value measurement of our analytical flow cytometer platform contingent consideration liability as of September 30, 2018. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input
Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Discount rate	11.3%
		Cost of debt	4.9%

To estimate the fair value of Level 2 debt securities as of September 30, 2018 and December 31, 2017, our primary pricing provider uses Securities Evaluations as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Securities Evaluations does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

For commercial paper as of September 30, 2018 and December 31, 2017, pricing is determined by a straight-line calculation, starting with the purchase price on the date of purchase and increasing to par at maturity. Interest bearing certificates of deposit and commercial paper are priced at par. In the event that an additional lot of the same commercial paper issue has been purchased within the same account, then the price of all holdings of that issue in that account will be the price of the most recent lot purchased.

Our pricing provider performs daily reasonableness testing of the Securities Evaluations prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly comparison of the Securities Evaluations prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$224.7	$0.1	$(1.3)	$223.5
Municipal obligations	15.7	—	(0.1)	15.6
Asset-backed securities	61.1	—	(0.3)	60.8
U.S. government sponsored agencies	77.6	—	(1.5)	76.1
Foreign government obligations	3.3	—	—	3.3
	382.4	0.1	(3.2)	379.3
Long-term investments:
Asset-backed securities	0.2	—	—	0.2
	0.2	—	—	0.2
Total	$382.6	$0.1	$(3.2)	$379.5

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2018 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$170.3	$170.0
Mature in one to five years	164.9	163.3
Mature in more than five years	47.4	46.2
Total	$382.6	$379.5

Available-for-sale investments consist of the following (in millions):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$185.9	$0.3	$(0.5)	$185.7
Brokered certificates of deposit	0.7	—	—	0.7
Municipal obligations	15.1	—	(0.1)	15.0
Asset-backed securities	55.6	—	(0.2)	55.4
U.S. government sponsored agencies	68.3	—	(0.7)	67.6
Foreign government obligations	3.4	—	—	3.4
Marketable equity securities	34.4	9.0	—	43.4
	363.4	9.3	(1.5)	371.2
Long-term investments:
Marketable equity securities	54.5	875.5	—	930.0
Asset-backed securities	0.2	—	—	0.2
	54.7	875.5	—	930.2
Total	$418.1	$884.8	$(1.5)	$1,301.4

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	September 30, 2018	December 31, 2017
Fair value of investments in a loss position 12 months or more	$70.7	$43.9
Fair value of investments in a loss position less than 12 months	$242.8	$168.7
Gross unrealized losses for investments in a loss position 12 months or more	$1.5	$0.7
Gross unrealized losses for investments in a loss position less than 12 months	$1.7	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2018 or at December 31, 2017.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2018 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

September 30,
2018
Contracts maturing in October through December 2018 to sell foreign currency:
Notional value	$52.4
Unrealized loss	$0.2
Contracts maturing in October through December 2018 to purchase foreign currency:
Notional value	$288.0
Unrealized loss	$—

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

The estimated fair value of the financial instruments discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	September 30, 2018			December 31, 2017
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Other investments	—	—		$91.8	$1,249.4	2
Total long-term debt, excluding leases and current maturities	$423.6	$436.4	2	$423.1	$449.8	2

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries.  We own over 37% of the outstanding voting shares (excluding treasury shares) of Sartorius as of September 30, 2018.  The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius’ Board of Directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.  As of September 30, 2018, due to the adoption of
ASU 2016-01 and ASU 2018-03 as of January 1, 2018, we account for this investment at fair market value as determined at period end by a quoted price on an organized exchange (see Note 1).

3.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2018:
Goodwill	$234.7	$324.6	$559.3
Accumulated impairment losses	(35.9)	(17.3)	(53.2)
Goodwill, net	198.8	307.3	506.1

Divestiture	—	(1.4)	(1.4)
Currency fluctuations	(0.2)	(2.6)	(2.8)

Balances as of September 30, 2018:
Goodwill	234.5	320.6	555.1
Accumulated impairment losses	(35.9)	(17.3)	(53.2)
Goodwill, net	$198.6	$303.3	$501.9

In March 2018, we wrote off $1.4 million of goodwill from our Clinical Diagnostics segment as a result of a divestiture of a product line.

Other than goodwill, we have no intangible assets with indefinite lives. Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	September 30, 2018
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-7	$89.1	$(67.0)	$22.1
Know how	1-7	191.7	(159.7)	32.0
Developed product technology	2-11	131.3	(76.1)	55.2
Licenses	1-11	76.4	(39.7)	36.7
Tradenames	2-6	3.9	(3.2)	0.7
Covenants not to compete	1-8	7.9	(3.9)	4.0
Total definite-lived intangible assets		$500.3	$(349.6)	$150.7

	December 31, 2017
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-7	$92.3	$(64.4)	$27.9
Know how	1-8	194.9	(157.9)	37.0
Developed product technology	1-12	133.3	(70.3)	63.0
Licenses	1-12	76.7	(36.0)	40.7
Tradenames	1-6	3.9	(3.0)	0.9
Covenants not to compete	1-8	7.9	(3.3)	4.6
Total definite-lived intangible assets		$509.0	$(334.9)	$174.1

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Amortization expense	$7.0	$7.8	$21.8	$23.4

4. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Net income	$1,194.1	$39.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	103.6	106.0
Share-based compensation	19.2	16.6
Losses on dispositions of securities	1.0	0.2
Changes in fair market value of equity securities	(1,420.3)	—
Gain on divestiture of a product line	(5.1)	—
Losses on dispositions of fixed assets	1.2	6.8
Gain on sale of land	(4.1)	—
Changes in fair value of contingent consideration	(6.5)	(11.7)
Decrease (increase) in accounts receivable	72.2	(22.4)
Increase in inventories	(26.3)	(52.6)
Increase in other current assets	(8.9)	(18.4)
Decrease in accounts payable and other current liabilities	(43.1)	(14.5)
Decrease in income taxes payable	(22.1)	(29.2)
Increase in deferred income taxes	316.7	0.2
Net increase in other long-term assets/liabilities	8.9	14.3
Net cash provided by operating activities	$180.5	$34.8

5.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2018	December 31, 2017
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(1.4)	(1.9)
4.875% Senior Notes less unamortized discount and debt issuance costs	423.6	423.1
Capital leases and other debt	17.0	11.9
	440.6	435.0
Less current maturities	(1.8)	(0.4)
Long-term debt	$438.8	$434.6

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

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2018 or December 31, 2017, however $0.5 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of September 30, 2018. The Credit Agreement matures in June 2019. If we had borrowed against our Credit Agreement, the borrowing rate would have been 3.523% at September 30, 2018.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of September 30, 2018.

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2018*:	$77.4	$(22.3)	$4.5	$59.6
Other comprehensive (loss) income, before reclassifications	(91.2)	0.5	(2.3)	(93.0)
Amounts reclassified from Accumulated other comprehensive income	—	1.2	0.3	1.5
Income tax effects	—	(0.4)	—	(0.4)
Other comprehensive (loss) income, net of income taxes	(91.2)	1.3	(2.0)	(91.9)
Balances as of September 30, 2018:	$(13.8)	$(21.0)	$2.5	$(32.3)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2017:	$1.3	$(18.6)	$435.0	$417.7
Other comprehensive income (loss), before reclassifications	71.1	(1.9)	206.2	275.4
Amounts reclassified from Accumulated other comprehensive income	—	(0.5)	(0.3)	(0.8)
Income tax effects	—	0.6	(75.8)	(75.2)
Other comprehensive income (loss), net of income taxes	71.1	(1.8)	130.1	199.4
Balances as of September 30, 2017:	$72.4	$(20.4)	$565.1	$617.1

*The beginning balance has been updated as a result of adopting ASU 2016-01. See Note 1, "Basis of Presentation and Use of Estimates" under "Recent Accounting Pronouncements Adopted."

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Comprehensive income	2018	2017	2018	2017	Location
Amortization of foreign other post-employment benefit items	$(0.4)	$0.5	$(1.2)	$0.5	Other (income) expense, net
Net holding (losses) gains on equity securities and available-for-sale investments	$(0.1)	$0.3	$(0.3)	$0.3	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic weighted average shares outstanding	29,863	29,660	29,822	29,618
Effect of potentially dilutive stock options and restricted stock awards	429	392	412	376
Diluted weighted average common shares	30,292	30,052	30,234	29,994
Anti-dilutive shares	64	12	35	22

8.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and investment income	$(2.6)	$(1.4)	$(20.9)	$(14.5)
Net realized loss (gain) on investments	0.1	(0.2)	0.3	(0.3)
Gain on sale of land	—	—	(4.1)	—
Gain on divestiture of product line	—	—	(5.1)	—
Other (income) expense	(0.1)	0.5	0.2	1.3
Other (income) expense, net	$(2.6)	$(1.1)	$(29.6)	$(13.5)

Prior year amounts have been adjusted (see Note 1 to the condensed consolidated financial statements in regard to ASU 2017-07 for pension and other postretirement benefits).

9.    INCOME TAXES

Our effective income tax rate was 23% and 28% for the three months ended September 30, 2018 and 2017, respectively. Our effective income tax rate was 23% and 24% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three and nine months ended September 30, 2018 was driven primarily by the $318.0 million and $1.4 billion gain on equity investments, respectively, taxable at the U.S. federal and state rate of approximately 22%. The effective tax rate for the three and nine months ended September 30, 2017 was lower than the U.S. federal statutory rate of 35% due to the impact of discrete items.

In accordance with SAB 118, our accounting for the following elements of the Tax Act was incomplete at December 31, 2017. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional estimates as follows:

•	Our deferred tax assets and liabilities were remeasured at the enacted tax rate that will apply when these temporary differences are expected to be realized or settled.

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

•
For certain other elements of the Tax Act, our accounting was incomplete, and we were not able to make reasonable estimates of those effects. For example, we did not make a determination as to our accounting policy with respect to the new Global Intangible Low-Taxed Income ("GILTI").

During the quarter ended September 30, 2018, the Internal Revenue Service and U.S. Treasury issued proposed regulations related to Transition Tax and GILTI. While these regulations are not considered authoritative and are subject to change in the regulatory review process, they contain a number of rules that may impact us including but not limited to tax basis adjustment and anti-avoidance rules. We will continue our analysis of these provisional amounts including collecting necessary data during the measurement period, and record any adjustments to our provisional estimates in the fourth quarter. For the period ended September 30, 2018, we did not record adjustments to our provisional amounts. As regulatory guidance and interpretations become available, further adjustments may be necessary in future periods.

We assess our ability to realize our net deferred tax assets on a quarterly basis and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized in the foreseeable future. Due to the weight of negative evidence, including our history of losses in certain jurisdictions, we believe that it is more-likely-than-not that certain foreign deferred tax assets will not be realized as of September 30, 2018. Accordingly, we have maintained a valuation allowance on such deferred tax assets.

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

As of September 30, 2018, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $3 million. Substantially all such amounts will favorably impact our effective income tax rate.

10.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2018 and 2017 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2018	$206.6	$334.0	$4.5
	2017	$192.7	$338.0	$3.4

Segment net profit	2018	$10.2	$22.4	$0.1
	2017	$5.3	$30.3	$0.2

Information regarding industry segments for the nine months ended September 30, 2018 and 2017 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2018	$622.2	$1,038.8	$11.6
	2017	$546.5	$982.3	$10.1

Segment net profit (loss)	2018	$25.7	$86.8	$0.1
	2017	$(36.4)	$90.4	$0.6

Prior year amounts have been adjusted (see Note 1 to the condensed consolidated financial statements in regard to ASU 2017-07 for pension and other postretirement benefits).

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. For the three and nine months ended September 30, 2018 compared to the same periods in 2017, our Life Science segment had increased sales and gross profit. In addition, the Life Science segment gross margin included a $10.0 million one-time expense associated with the RainDance acquisition in the first quarter of 2017. The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total segment profit	$32.7	$35.8	$112.6	$54.6
Foreign currency exchange losses, net	(0.7)	(3.4)	(1.9)	(7.7)
Net corporate operating, interest and other expense not allocated to segments	(2.5)	(2.9)	(6.7)	(8.5)
Change in fair market value of equity securities	318.0	—	1,420.3	—
Other income (expense), net	2.6	1.1	29.6	13.5
Consolidated income before income taxes	$350.1	$30.6	$1,553.9	$51.9

Prior year amounts have been adjusted (see Note 1 to the condensed consolidated financial statements in regard to ASU 2017-07 for pension and other postretirement benefits).

11.    LEGAL PROCEEDINGS

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our then current directors and one former director. The plaintiff’s suit alleged whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleged wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff sought back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. On July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. The trial commenced on January 17, 2017 and concluded on February 6, 2017. Mr. Wadler was awarded $10.92 million, plus prejudgment interest of $141,608, post-judgment interest, and Mr. Wadler’s litigation costs, expert witness fees, and reasonable attorneys’ fees as approved by the Court. We have provided for the judgment, interest and Mr. Wadler's litigation costs. On June 6, 2017 we filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. Oral arguments are scheduled for November 14, 2018.

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

12.    RESTRUCTURING COSTS

Restructuring Costs for European Reorganization

In May, 2016, we announced that we would take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with the evolution of our organization structure and coordinated with the implementation of our global single instance enterprise resource planning ("ERP") platform, are expected to be incurred through 2019. From May 2016 to September 30, 2018, total expenses were $13.0 million. The liability of $2.0 million as of September 30, 2018 was recorded in Accrued payroll and employee benefits in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity of our European reorganization restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2018:	$2.2	$4.1	$6.3
Cash payments	(1.5)	(2.7)	(4.2)
Foreign currency translation gains	—	(0.1)	(0.1)
Balances as of September 30, 2018:	$0.7	$1.3	$2.0

Restructuring Costs for Termination of a Diagnostics Research and Development Project and a Facility Closure

In December 2017, we announced the termination of a diagnostics research and development project in Europe. From December 2017 to September 30, 2018, total expenses were $19.9 million. We recorded $(0.6) million and $(1.2) million of adjustments in restructuring charges related to severance and employee benefits, and exit costs for the three and nine months ended September 30, 2018, respectively. The adjustments were due to a decrease in severance accrual as a result of a reduction in the number of employees being terminated than originally estimated, and a decrease in exit costs as a result of actual legal settlement being lower than the estimate. In June 2018, we announced the closure of a manufacturing facility in Germany. As a result, we recorded $1.3 million of expense in restructuring charges related to severance and employee benefits for the three months ended June 30, 2018. No additional expenses or adjustments were recorded in the three months ended September 30, 2018. Restructuring charges for the termination of a diagnostics research and development project and the facility closure are both included in our Clinical Diagnostics segment's results of operations. The respective amounts recorded for the three and nine months ended September 30, 2018 were reflected in Cost of goods sold of $0 million and $1.3 million, and in Research and development expense of $(0.5) million and $(1.2) million in the Condensed Consolidated Statements of Income. The liability of $7.2 million as of September 30, 2018 for the termination of a diagnostics research and development project and the facility closure was recorded in Accrued payroll and employee benefits in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity for the termination of the diagnostics research and development project and the facility closure restructuring reserves for severance and exit costs (in millions):

Balances as of January 1, 2018:	$14.1
Charged to expense	1.3
Adjustment to expense	(1.2)
Cash payments	(6.7)
Foreign currency translation gains	(0.3)
Balances as of September 30, 2018:	$7.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2017 and the financial statements for the three and nine months ended September 30, 2018.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the referendum in the United Kingdom to withdraw from the European Union, and a change in the U.S. executive branch of government. Approximately 39% of our year-to-date 2018 consolidated net sales are derived from the United States and approximately 61% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

In December 2017, we announced the termination of a diagnostics research and development project in Europe. From December 2017 to September 30, 2018, total expenses were $19.9 million. We recorded $(0.6) million and $(1.2) million of adjustments in restructuring charges related to severance and employee benefits, and exit costs for the three and nine months ended September 30, 2018, respectively. The adjustments were due to a decrease in severance accrual as a result of a reduction in the number of employees being terminated than originally estimated, and a decrease in exit costs as a result of actual legal settlement being lower than the estimate. In June 2018, we announced the closure of a manufacturing facility in Germany. As a result, we recorded $1.3 million of expense in restructuring charges related to severance and employee benefits for the three months ended June 30, 2018. No additional expenses or adjustments were recorded in the three months ended September 30, 2018. Restructuring charges for the termination of a diagnostics research and development project and the facility closure are both included in our Clinical Diagnostics segment's results of operations. The respective amounts recorded for the three and nine months ended September 30, 2018 were reflected in Cost of goods sold of $0 million and $1.3 million, and in Research and development expense of $(0.5) million and $(1.2) million in the Condensed Consolidated Statements of Income. The liability of $7.2 million as of September 30, 2018 for the termination of a diagnostics research and development project and the facility closure was recorded in Accrued payroll and employee benefits in the Condensed Consolidated Balance Sheets.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.4	44.0	46.8	45.3
Gross profit	52.6	56.0	53.2	54.7
Selling, general and administrative expense	36.9	37.1	37.1	39.3
Research and development expense	9.0	11.6	8.7	11.3
Net income	49.4	4.1	71.4	2.6

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and nine months ended September 30, 2018 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Other than the recent accounting pronouncement adoptions referred to below and discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three and nine months ended September 30, 2018, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Three Months Ended September 30, 2018 Compared to
Three Months Ended September 30, 2017

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the third quarter of 2018 were $545.1 million compared to $534.1 million in the third quarter of 2017, an increase of 2.1%.  Excluding the impact of foreign currency, third quarter 2018 sales increased by approximately 3.4% compared to the same period in 2017. Currency neutral sales increased in all regions, except in Europe. On January 1, 2018, we adopted FASB Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018 (see Note 1 to the condensed consolidated financial statements). The impact to revenue as a result of applying ASC 606 for the three months ended September 30, 2018 was not significant.

The Life Science segment sales for the third quarter of 2018 were $206.6 million, an increase of 7.1% compared to the same period last year.  On a currency neutral basis, sales increased 8.0% compared to the third quarter in 2017.

The currency neutral sales increase was primarily driven by growth in our Droplet Digital™ PCR, process chromatography, gene expression, cell biology, protein quantitation, and food science businesses. Currency neutral sales increases occurred in North America, China and Brazil.

The Clinical Diagnostics segment sales for the third quarter of 2018 were $334.0 million, a decrease of 1.2% compared to the same period last year.  On a currency neutral basis, sales increased 0.5% compared to the third quarter in 2017.  The currency neutral sales increase was primarily attributable to growth across blood typing, quality control, diabetes and immunology product lines. On a geographic view, currency neutral sales for the quarter were up in the Americas and Asia Pacific, partially offset by decreased sales in Europe. In the same period last year, segment sales were impacted by our enterprise resource planning ("ERP") deployment where some customers’ second quarter 2017 sales were delayed to the third quarter of 2017.

Consolidated gross margins were 52.6% for the third quarter of 2018 compared to 56.0% for the third quarter of 2017.  Life Science segment gross margins for the third quarter of 2018 decreased from the prior year period by approximately 0.2 percentage points primarily due to higher production costs, partially offset by reduced royalty amortization and intangible amortization. Clinical Diagnostics segment gross margins for the third quarter of 2018 decreased by approximately 4.9 percentage points from the same period last year. The decrease compared to the third quarter of 2017 was primarily driven by higher costs for installation, warranty, service and reagent rental amortization, as well as the effects of changes in product mix.

Selling, general and administrative expenses ("SG&A") increased to $201.2 million or 36.9% of sales for the third quarter of 2018 compared to $198.2 million or 37.1% of sales for the third quarter of 2017.  Increases to SG&A primarily were related to bad debt expense of $7.7 million and professional fees of $5.9 million. These expenses were primarily partially offset by asset write-offs of $5.5 million associated with the closing of GnuBIO in the third quarter of 2017, and decreases to contingent consideration of $1.1 million and facilities of $1.3 million.

Research and development expense (R&D) decreased to $49.2 million or 9.0% of sales in the third quarter of 2018 compared to $62.1 million or 11.6% of sales in the third quarter of 2017.  Life Science segment R&D decreased in the third quarter of 2018 compared to the prior year period primarily due to the completion of projects in 2017 as well as a reduction of the RainDance R&D development staff, partially offset by additional spend for new product development within the Droplet Digital business. Clinical Diagnostics segment R&D decreased in the third quarter of 2018 from the prior year period primarily due to the closing of the GnuBIO research facilities in the third quarter of 2017, and from lower spending due to the termination of a diagnostics research and development project in the fourth quarter of 2017, partially offset by redirecting R&D to new efforts.

Results of Operations – Non-operating

Interest expense for the third quarter of 2018 and 2017 was $6.1 million and $5.9 million, respectively, relatively flat compared to the prior year period.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net losses were $0.7 million and $3.4 million for the third quarter of 2018 and 2017, respectively. Gains and losses are primarily due to market volatility, the estimating process inherent in the timing of product shipments and intercompany debt payments, and the cost of hedging.

Change in fair market value of equity securities of $318.0 million for the third quarter of 2018 compared to none in the third quarter of 2017 was primarily due to the adoption of Accounting Standards Update No. ("ASU") 2016-01 (see Note 1 to the condensed consolidated financial statements) and resulted in the recognition of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the third quarter of 2018 was $2.6 million income, compared to $1.1 million income for the third quarter of 2017. The increase was primarily due to higher investment income compared to the prior year period.

Our effective income tax rate was 23% and 28% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate for the three months ended September 30, 2018 was lower due primarily to the
$318.0 million gain on equity investments taxable at the U.S. federal and state rate of approximately 22%. The effective tax rate for the three months ended September 30, 2017 was lower than the U.S. federal statutory rate of 35% due to the impact of discrete items.

In accordance with SAB 118, our accounting for the following elements of the Tax Act was incomplete at December 31, 2017. However, we were able to make reasonable estimates of certain effects and, therefore, recorded provisional estimates as follows:

•	Our deferred tax assets and liabilities were remeasured at the enacted tax rate that will apply when these temporary differences are expected to be realized or settled.

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

•
For certain other elements of the Tax Act, our accounting was incomplete, and we were not able to make reasonable estimates of those effects. For example, we did not make a determination as to our accounting policy with respect to the new Global Intangible Low-Taxed Income ("GILTI").

During the quarter ended September 30, 2018, the Internal Revenue Service and U.S. Treasury issued proposed regulations related to Transition Tax and GILTI. While these regulations are not considered authoritative and are subject to change in the regulatory review process, they contain a number of rules that may impact us including but not limited to tax basis adjustment and anti-avoidance rules. We will continue our analysis of these provisional amounts including collecting necessary data during the measurement period, and record any adjustments to our provisional estimates in the fourth quarter. For the period ended September 30, 2018, we did not record adjustments to our provisional amounts. As regulatory guidance and interpretations become available, further adjustments may be necessary in future periods.

We assess our ability to realize our net deferred tax assets on a quarterly basis and establish a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized in the foreseeable future. Due to the weight of negative evidence, including our history of losses in certain jurisdictions, we believe that it is more-likely-than-not that certain foreign deferred tax assets will not be realized as of September 30, 2018. Accordingly, we have maintained a valuation allowance on such deferred tax assets.

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

As of September 30, 2018, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $3 million. Substantially all such amounts will positively impact our effective income tax rate.

Nine Months Ended September 30, 2018 Compared to
Nine Months Ended September 30, 2017

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first nine months of 2018 were $1.67 billion compared to $1.54 billion in the first nine months of 2017, an increase of 8.7%.  Excluding the impact of foreign currency, the first nine months of 2018 sales increased by approximately 6.3% compared to the same period in 2017. Currency neutral sales increased in all regions. On January 1, 2018, we adopted FASB Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers,” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018 (see Note 1 to the condensed consolidated financial statements). The impact to revenue as a result of applying ASC 606 for the first nine months of 2018 was not significant.

The Life Science segment sales for the first nine months of 2018 were $622.2 million, an increase of 13.9% compared to the same period last year.  On a currency neutral basis, sales increased 11.9% compared to the first nine months of 2017. The currency neutral sales increase was primarily in our Droplet Digital™ PCR product line, process chromatography that is highly dependent on customer ordering patterns, amplification systems within the gene expression business, food science and cell biology. The currency neutral sales increase was primarily reflected in North America, Europe, China and Brazil.

The Clinical Diagnostics segment sales for the first nine months of 2018 were $1.04 billion, an increase of 5.7% compared to the same period last year.  On a currency neutral basis, sales increased 3.1% compared to the first nine months of 2017. The currency neutral sales increase was primarily attributable to growth across all product lines, including a resolution on a licensed patent of $6.0 million. On a geographic view, currency neutral sales for the first nine months of 2018 were up in the Americas and Asia Pacific, partially offset by decreased sales in Europe.

Consolidated gross margins were 53.2% for the first nine months of 2018 compared to 54.7% for the first nine months of 2017.  Life Science segment gross margins for the first nine months of 2018 increased from the prior year period by approximately 3.2 percentage points primarily due to the $10.0 million one-time expense associated with the RainDance acquisition in 2017 and lower intangible amortization within digital biology, as well as declining royalty amortization. This was partially offset by lower gross margin percentages due to higher excess and obsolete inventory, service, and logistics costs. Clinical Diagnostics segment gross margins for the first nine months of 2018 decreased by approximately 3.9 percentage points from the same period last year. The decrease compared to the first nine months of 2017 was primarily driven by lower margin equipment sales, and higher costs for excess and expired inventory, installation, warranty, service, and reagent rental amortization, and expenses associated with the closing of a manufacturing facility in Germany. The decrease in gross margins was partially offset by income generated by a resolution on a licensed patent owned by Bio-Rad.

SG&A increased to $620.8 million or 37.1% of sales for the first nine months of 2018 compared to $605.1 million or 39.3% of sales for the first nine months of 2017.  Increases to SG&A primarily were related to bad debt of $10.1 million, lower acquisition related benefits of $5.2 million (including changes to contingent consideration), professional fees of $3.1 million, marketing of $2.0 million, travel of $1.8 million, and software of $1.1 million mostly for amortization of our ERP system. These expenses were primarily partially offset by asset write-offs of $5.5 million associated with the closing of GnuBIO in the third quarter of 2017 and decreases to facilities of $2.7 million, communications of $1.3 million, and equipment of $1.0 million.

R&D decreased to $146.1 million or 8.7% of sales in the first nine months of 2018 compared to $174.1 million or 11.3% of sales in the first nine months of 2017.  Life Science segment R&D decreased in the first nine months of 2018 compared to the prior year period primarily due to lower milestone expenses associated with Propel, as well as a reduction of the RainDance development staff, partially offset by additional spend for new product development within the Droplet Digital business. Clinical Diagnostics segment R&D decreased in the first nine months of 2018 from the prior year period primarily due to the closing of the GnuBIO research facilities in the third quarter of 2017, the purchase of an early stage diagnostic device for $7.5 million in the second quarter of 2017, and lower spending due to the termination of a diagnostics research and development project in the fourth quarter of 2017, partially offset by redirecting R&D funds to new efforts.

Results of Operations – Non-operating

Interest expense for the first nine months of 2018 was $17.8 million, compared to $17.2 million for the first nine months of 2017, relatively flat compared to the prior year period.

Foreign currency exchange losses, net for the first nine months of 2018 decreased to $1.9 million compared to $7.7 million for the prior year period. Gains and losses are primarily due to market volatility, the estimating process inherent in the timing of product shipments and intercompany debt payments, and the cost of hedging.

Change in fair market value of equity securities of $1.42 billion for the first nine months of 2018 compared to none for the first nine months of 2017 was primarily due to the adoption of ASU 2016-01 (see Note 1 to the condensed consolidated financial statements) and mostly consisted of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the first nine months of 2018 was $29.6 million income, compared to $13.5 million income for the first nine months of 2017. Other income, net increased primarily due higher dividends of $14.0 million in 2018 compared to $10.9 million in 2017 from our investment in Sartorius AG, and a land sale of $4.1 million and a divestiture of a product line of $5.1 million that both occurred in the first quarter of 2018.

Our effective income tax rate was 23% and 24% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for the nine months ended September 30, 2018 was driven primarily by the $1.4 billion gain on equity investments taxable at the U.S. federal and state rate of approximately 22%. The effective tax rate for the nine months ended September 30, 2017 was lower than the U.S. federal statutory rate of 35% due to the impact of discrete items.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Credit Agreement, and to a lesser extent international lines of credit.  Borrowings under the 2014 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2018, however $0.5 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The Credit Agreement matures in June 2019. We are currently evaluating our options on renewing the Credit Agreement or similar arrangements. In total under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $207.1 million available for borrowing and usage as of September 30, 2018, which was reduced by approximately $3.3 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing short-term investments and access to our Credit Agreement or similar arrangements.

At September 30, 2018, we had $860.6 million in cash, cash equivalents and short-term investments, of which approximately 24% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Demand for our products and services could change dramatically from previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending, and international trade disputes and increased regulation could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity. As of September 30, 2018 and December 31, 2017, we had accounts receivable, net of an allowance for doubtful accounts, in Turkey, Spain, Italy, Greece and Portugal of $38.9 million and $47.5 million, respectively.

Cash Flows from Operations

Net cash provided by operations was $180.5 million compared to $34.8 million for the nine months ended September 30, 2018 and 2017, respectively.  The increase in operating cash flows was primarily the net effect of:

•
higher cash received from customers in 2018 primarily due to higher sales activity in the fourth quarter of 2017 than the prior year, which resulted in more cash collected in the first nine months of 2018, in addition to improving collections subsequent to the ERP implementation last year,

•	net proceeds in 2018 compared to net payments in 2017 for forward foreign exchange contracts, and

•	higher investment income received, partially offset by

•	higher cash paid to suppliers and employees in 2018, and included in 2017 was a $10.0 million payment for the RainDance preexisting condition, and

•	higher income tax payments in 2018 compared to 2017.

Cash Flows from Investing Activities

Net cash used in investing activities was $132.2 million compared to $162.5 million for the nine months ended September 30, 2018 and 2017, respectively. Capital expenditures were lower for the nine months ended September 30, 2018 compared to the same period last year, reflecting the completion in April 2017 of the third phase of the ERP system, which was a larger deployment than the ERP implementation in July 2018. During the first quarter of 2018, we received $7.0 million for a divestiture of a product line. Purchases, sales and maturities of marketable securities and investments combined had an overall decrease of $69.1 million primarily due to higher purchases and lower sales, partially offset by higher maturities.

Proceeds from acquisitions in 2018 and payments for acquisitions and long-term investments in 2017 were primarily due to the following:

•
in April of 2018, we acquired a raw material supplier to Bio-Rad by assuming liabilities, including a promise to extinguish the acquired company's existing bank debt and a $0.4 million payment for all the company's assets in a share purchase, less cash assumed. The acquisition does not meet the significant or material subsidiary test. The purchase price allocation is preliminary as additional time is required to complete the valuation of assets.

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

Capital expenditures totaled $76.0 million and $85.3 million for the nine months ended September 30, 2018 and 2017, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we implement the remaining smaller phases of the ERP platform, we expect a decline in capital expenditure spending patterns. The current estimated future cash outlays for the global implementation of the single instance ERP platform is projected to be $110 million, and is estimated to take the next 3 to 4 years to fully implement.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.7 million compared to $3.2 million for the nine months ended September 30, 2018 and 2017, respectively. This decrease for the nine months ended September 30, 2018 was primarily due to lower payments for contingent consideration, $2.9 million of repurchases of Bio-Rad's common stock during the second and third quarters of 2017 as indicated below compared to none for the nine months ended September 30, 2018, partially offset by lower proceeds from issuance of common stock for share-based compensation and higher payments on long-term debt.

We have outstanding Senior Notes of $425 million, which are not due until 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

On November 28, 2017, we announced that the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250 million of outstanding shares of our common stock. This new authorization superseded the prior authorization of up to $18.0 million of Bio-Rad's common stock. The Credit Agreement may limit our ability to repurchase our stock. During the second and third quarters of 2017, we made open market purchases of 13,200 shares of our Class A common stock. In September 2017, we used 12,740 of the repurchased shares in connection with the vesting of restricted stock units under the 2007 Incentive Award Plan in order to obtain a tax deduction in some of our foreign entities. We have no repurchases of our stock in the three and nine months ended September 30, 2018.

Recent Accounting Pronouncements Adopted and to be Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2018, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

These remediation efforts continued during the three and nine months ended September 30, 2018 and are expected to be completed during the year ending December 31, 2018.

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

Changes to Internal Control Over Financial Reporting

During our quarter ended September 30, 2018, we launched another deployment of the SAP enterprise resource planning system ("ERP") in Southern Europe and the Nordic countries to support our billing, revenue, inventory management and purchase processes. The implementation of the ERP resulted primarily in changes to reports, interfaces and IT dependent controls. Therefore, we have modified the design and documentation of internal control processes and procedures relating to the new systems to enhance existing internal controls. The system changes were undertaken as an ongoing business initiative to integrate systems amongst our global operations and improve and enhance our internal control over financial reporting and were not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

Other than the changes discussed above, we identified no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first nine months of 2018 our foreign subsidiaries generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including the requirements for compliance with the EU General Data Protection Regulation, which went into effect May 25, 2018), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, quotas and other trade barriers, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers.

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

In connection with our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, we determined that we did not maintain a sufficient complement of personnel in certain European countries with appropriate training and expertise in accounting and reporting in the new ERP system following the system conversion and European reorganization that we undertook in April 2017, including the implementation of reporting lines, appropriate authorities and responsibilities within and between our accounting and reporting function, information technology and the business operations in these European countries. We did not conduct continuous risk assessment over changes in our European business operations, IT systems and personnel to identify and assess necessary changes in internal control over financial reporting. As a result, we did not design effective control activities over the accounting for financial statement amounts, including inventory and revenue, reported by entities impacted by the European reorganization, including management review controls with sufficient precision to identify and investigate potential outliers. These control deficiencies resulted in immaterial misstatements to inventory, revenue and cost of goods sold, certain of which were corrected in the consolidated financial statements as of December 31, 2017, prior to issuance.

Because the deficiencies create a reasonable possibility of material misstatement in the annual or interim consolidated financial statements that will not be prevented or detected on a timely basis, they represent a material weakness in internal control over financial reporting and accordingly, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.  KPMG, LLP, an independent registered public accounting firm, audited the consolidated financial statements included in the 2017 Annual Report on Form 10-K and, as part of the audit, issued an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q and concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting at December 31, 2017, which we view as an integral part of our disclosure controls and procedures.

In response to this evaluation and assessment, our management is enhancing its control environment in the entities impacted by the ERP system conversion and European reorganization by (i) increasing resources with sufficient accounting and reporting expertise within our reorganized business and using our new ERP system, (ii) implementing and monitoring reporting lines and appropriate authorities and responsibilities within the accounting and reporting function, information technology and the business operations, and (iii) providing training to our control owners to effectively perform controls in the new environment including training on reconciliation review controls and certain ERP system enhancements. Our management is also enhancing its risk assessment process to continuously assess the potential impact on internal control over financial reporting of changes to business operations, including changes relating to similar ERP system conversions and reorganizations that may occur in the future. In addition, our management is in the process of designing enhanced control activities over financial statement amounts reported by entities impacted by the European reorganization. These remediation efforts, which began in the fourth quarter of 2017 and continued during the nine-month period ended September 30, 2018, are expected to be completed during the year ending December 31, 2018. However, we cannot assure you that these efforts will be effective in timely remediating the material weakness or that additional deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.

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

In recent years, we have been faced with very challenging global economic conditions. A deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. As of September 30, 2018, we had accounts receivable, net of allowance for doubtful accounts, in Turkey, Spain, Italy, Greece and Portugal of $38.9 million. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that would be affected by a decline in oil prices, could adversely affect our business, results of operations or financial condition. We also are monitoring developments following the United Kingdom's decision to leave the European Union to determine if there will be any potential impact on our business. Additionally, the United States and other countries recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding our international operations above and regarding government regulations below.

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

The Tax Act includes new U.S. tax base erosion provisions, the base-erosion and anti-abuse tax (BEAT) provisions and the global intangible low-taxed income (GILTI) provisions. The BEAT provisions in the Tax Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We have included estimates for these provisions in our estimated effective tax rate for 2018. We may adjust these estimates as further regulatory guidance becomes available.

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
For example, in January 2016, the FASB issued Accounting Standards Update No. (ASU) 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting), such as our investment in Sartorius AG, will be measured at fair value through earnings. The impact of adoption of ASU 2016-01 in the first quarter of 2018 materially impacted our Condensed Consolidated Statement of Income due to our investment in Sartorius AG. In future periods, changes in the market value of our investment in Sartorius AG may continue to materially impact our Consolidated Statement of Income.

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

We have substantial debt and have the ability to incur additional debt. As of September 30, 2018, we had approximately $440.6 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.5 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 2, 2018	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	November 2, 2018	/s/ Christine A. Tsingos
Christine A. Tsingos, Executive Vice President,
Chief Financial Officer