Form 10-Q
period 2019-03-31
BIO-RAD LABORATORIES, INC.
filed 2019-05-10
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.0001 per share	BIO	New York Stock Exchange
Class B Common Stock, Par Value $0.0001 per share	BIOb	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at May 1, 2019:	Class A -	24,732,399	Class B -	5,087,678

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2019

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS:	(Unaudited)
Cash and cash equivalents	$455,890	$431,526
Short-term investments	403,099	413,270
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $26,257 at 2019 and $26,713 at 2018	391,699	392,443
Inventories:
Raw materials	105,683	108,008
Work in process	149,601	145,051
Finished goods	335,154	330,756
Total inventories	590,438	583,815
Prepaid expenses	163,959	187,249
Other current assets	20,998	9,615
Total current assets	2,031,643	2,023,478
Property, plant and equipment	1,330,536	1,326,829
Less: accumulated depreciation and amortization	(827,584)	(818,139)
Property, plant and equipment, net	502,952	508,690
Operating lease right-of-use assets	221,597	—
Goodwill, net	230,541	219,770
Purchased intangibles, net	139,382	133,123
Other investments	3,671,912	2,655,709
Other assets	64,887	70,298
Total assets	$6,862,914	$5,611,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	March 31, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable, accrued payroll and employee benefits	$239,018	$265,960
Current maturities of long-term debt and notes payable	1,757	493
Income and other taxes payable	41,967	56,188
Current operating lease liabilities	34,413	—
Other current liabilities	127,151	128,154
Total current liabilities	444,306	450,795
Long-term debt, net of current maturities	437,606	438,937
Deferred income taxes	780,905	553,239
Operating lease liabilities	192,558	—
Other long-term liabilities	143,684	147,766
Total liabilities	1,999,059	1,590,737

Stockholders’ equity:
Class A common stock, shares issued 24,888,661 and 24,884,265 at 2019 and 2018, respectively; shares outstanding 24,728,923 and 24,704,772 at 2019 and 2018, respectively	2	2
Class B common stock, shares issued 5,092,021 and 5,096,421 at 2019 and 2018, respectively; shares outstanding 5,091,104 and 5,095,504 at 2019 and 2018, respectively	1	1
Additional paid-in capital	402,847	394,342
Class A treasury stock at cost, 159,738 and 179,493 shares at 2019 and 2018, respectively	(43,642)	(49,040)
Class B treasury stock at cost, 917 shares at 2019 and 2018	(89)	(89)
Retained earnings	4,585,701	3,722,073
Accumulated other comprehensive loss	(80,965)	(46,958)
Total stockholders’ equity	4,863,855	4,020,331
Total liabilities and stockholders’ equity	$6,862,914	$5,611,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net sales	$553,979	$551,519
Cost of goods sold	242,217	249,316
Gross profit	311,762	302,203
Selling, general and administrative expense	207,581	209,130
Research and development expense	47,575	49,427
Income from operations	56,606	43,646
Interest expense	5,986	5,782
Foreign currency exchange losses, net	1,280	1,254
Change in fair market value of equity securities	(1,059,230)	(815,934)
Other (income) expense, net	(18,696)	(11,145)
Income before income taxes	1,127,266	863,689
Provision for income taxes	(262,071)	(206,915)
Net income	$865,195	$656,774

Basic earnings per share:
Net income per basic share	$29.03	$22.05
Weighted average common shares - basic	29,801	29,787

Diluted earnings per share:
Net income per diluted share	$28.74	$21.77
Weighted average common shares - diluted	30,104	30,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$865,195	$656,774
Other comprehensive (loss) income:
Foreign currency translation adjustments	(36,402)	46,547
Foreign other post-employment benefits adjustments, net of income taxes	359	(283)
Net holding gain (loss) on equity securities and net unrealized holding gain (loss) on available-for-sale investments, net of income taxes	2,036	(1,716)
Other comprehensive (loss) income, net of income taxes	(34,007)	44,548
Comprehensive income	$831,188	$701,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Cash received from customers	$550,291	$589,869
Cash paid to suppliers and employees	(507,160)	(543,700)
Interest paid, net	(459)	(378)
Income tax payments, net	(4,567)	(3,245)
Investment proceeds and miscellaneous receipts, net	4,496	2,158
Proceeds from (payments for) forward foreign exchange contracts, net	342	(4,358)
Net cash provided by operating activities	42,943	40,346
Cash flows from investing activities:
Capital expenditures	(23,629)	(27,184)
Proceeds from dispositions of property, plant and equipment	74	18
Proceeds from divestiture of a product line	—	6,919
Payments for acquisitions, net of cash received	(16,083)	—
Recovery of (payments for) purchases of intangible assets	7,403	(3)
Payments for purchases of marketable securities and investments	(95,375)	(61,443)
Proceeds from sales of marketable securities and investments	22,324	17,391
Proceeds from maturities of marketable securities and investments	82,573	45,486
Net cash used in investing activities	(22,713)	(18,816)
Cash flows from financing activities:
Payments on long-term borrowings	(237)	(87)
Payments of contingent consideration	(1,433)	(1,270)
Proceeds from issuances of common stock for share-based compensation	—	3,872
Proceeds from reissuances of treasury stock for share-based compensation, net	3,831	—
Net cash provided by financing activities	2,161	2,515
Effect of foreign exchange rate changes on cash	1,982	(1,383)
Net increase in cash, cash equivalents, and restricted cash	24,373	22,662
Cash, cash equivalents, and restricted cash at beginning of period	434,164	384,983
Cash, cash equivalents, and restricted cash at end of period	$458,537	$407,645

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that agrees to the same amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$455,890	$407,272
Restricted cash included in Other current assets	113	90
Restricted cash included in Other assets	2,534	283
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$458,537	$407,645

These restricted cash items are primarily related to performance guarantees.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	$3	$394,342	$(49,129)	$3,722,073	$(46,958)	$4,020,331
Net income	—	—	—	865,195	—	865,195
Other comprehensive loss, net of tax	—	—	—	—	(34,007)	(34,007)
Stock compensation expense	—	8,505	—	—	—	8,505
Reissuance of treasury stock	—	—	5,398	(1,567)	—	3,831
Balance at March 31, 2019	$3	$402,847	$(43,731)	$4,585,701	$(80,965)	$4,863,855

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2017	$3	$361,231	$(217)	$1,830,439	$738,794	$2,930,250
Adoption of new accounting guidance				1,526,019	(679,257)	846,762
Net income	—	—	—	656,774	—	656,774
Other comprehensive income, net of tax	—	—	—	—	44,548	44,548
Issuance of common stock	—	3,872	—	—	—	3,872
Stock compensation expense	—	5,885	—	—	—	5,885
Balance at March 31, 2018	$3	$370,988	$(217)	$4,013,232	$104,085	$4,488,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our contracts from customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment, and may or may not impact the timing of revenue recognition. Revenue associated with equipment that requires factory installation is not recorded until installation is complete and customer acceptance, if required, has occurred. Certain equipment requires installation due to the fact that the instruments are being operated in a clinical/laboratory environment, and the installation services could result in modification of the equipment in order to ensure that the instruments are working according to specifications of the customer which are subject to validation tests upon completion of the installation. In these arrangements, which require factory installation, the delivery of the equipment and the installation are separate performance obligations. We will recognize the transaction price allocated to the equipment only upon customer acceptance, as the transfer of control has occurred in relation to the equipment at that point in time as the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. The transaction price allocated to the installation services is also recognized upon completion of the services because without the completion of the installation services and related customer acceptance the customer cannot receive any of the benefits of the service.
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

Reagent Rental Agreements
Reagent rental agreements are a diagnostic industry sales method that provides use of an instrument and consumables (reagents) to a customer on a per test basis. These agreements may also include maintenance of the underlying instruments retained at customer locations as well as initial training. We initially determine if a reagent rental arrangement contains a lease at lease commencement. Where we have determined that such an arrangement contains a lease, we next must ascertain its lease classification for purposes of applying appropriate accounting treatment as an operating, sales-type or direct financing lease. In addition, for purposes of determining the lease term used in performing the lease classification test, we include the noncancellable period of the lease together with those periods covered by the option to extend the lease if the customer is reasonably certain to exercise that option, the periods covered by an option to terminate the lease if the customer is reasonably certain not to exercise that option, and the periods covered by the option to extend (or not to terminate) the lease in which exercise of the option is controlled by the company. While most of our reagent rental arrangements contain either the option for a lessee to extend and/or cancel, the period in which the contract is enforceable is a very short period and therefore the lease term has been limited to the non-cancellable period. Furthermore, it has historically been very rare for these arrangements to contain an option for the lessee to purchase the underlying asset.

As discussed further below under the captions “Leases” and “Recent Accounting Pronouncements Adopted,” as well as in Note 14, Leases, we adopted ASC 842, “Leases,” on a modified retrospective basis effective January 1, 2019 with practical expedients, and did not restate comparative prior periods. We concluded that the use of the instrument (referred to as “lease elements”) is not within the guidance of ASC 606 but rather ASC 842. Accordingly, we first allocate the transaction price between the lease elements and the non-lease elements based on relative standalone selling prices. The determination of the transaction price requires judgment and consideration of any fixed/minimum payments as well as estimates of variable consideration. After allocation, the amount of variable payments allocated to lease components will be recognized as income under ASC 842, while the amount of variable payments allocated to non-lease components will be recognized as income in accordance with ASC 606.

Upon our adoption of ASC 842 in 2019, the maintenance services, along with the reagents, are now allocated to the non-lease elements and will be recognized as income in accordance with ASC 606. This change is in alignment with the requirements of ASC 842, and has resulted in a decrease in the amount of rental income that is included in our total revenue. Generally, the terms of the arrangements result in the transfer of control on reagents upon either (i) when the consumables are delivered or (ii) when the consumables are consumed by the customer.

Historically, our reagent rental arrangements have been predominantly comprised of variable lease payments, as very few of such arrangements contain any fixed/minimum lease payments. As a result, our lease income is heavily variable in nature with only relatively insignificant amounts of lease income comprised of fixed or stated minimum lease payments. Further, our reagent rental arrangements are predominantly classified as operating leases, with only very insignificant lease income associated with sales-type leases. Hence, our reported lease income is primarily variable in nature and is recognized over time as the reagents are consumed by the customer or delivered.

Revenue allocated to the lease elements of these reagent rental arrangements represents approximately 3% and 5% of total revenue in the first quarter of 2019 compared to the first quarter of 2018, respectively, and is included as part of Net sales in our Condensed Consolidated Statements of Income.
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
Disaggregation of Revenue:
The following table presents our revenues disaggregated by geographic region based primarily on the location of the use of the product or service (in millions, unaudited):

	Three Months Ended
	March 31,
	2019	2018
Europe	$185.9	$199.6
Pacific Rim	106.4	109.4
United States	226.1	209.9
Other (primarily Canada and Latin America)	35.6	32.6
Total Net sales	$554.0	$551.5

The disaggregation of our revenue by industry segment sources is presented in our Segment Information footnote (see Note 11).

Deferred revenues represent mostly unrecognized fees billed or collected for extended service arrangements. Deferred revenues are generally recognized ratably over the term of the service contract as our performance extends over the life of the arrangement. A majority of our deferred revenue balance is classified as current with an expected length of one year or less. The increase in our total deferred revenue balance from $37.3 million at December 31, 2018 to $41.1 million at March 31, 2019 is primarily driven by $15.2 million, net, of cash payments received or due in advance of satisfying our performance obligations, partially offset by $11.4 million of revenue recognized that were included in our deferred revenue balance as of December 31, 2018.

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

December 31, 2018	$10.1
Provision for warranty	1.4
Actual warranty costs	(2.2)
March 31, 2019	$9.3

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our condensed consolidated balance sheet as of March 31, 2019. Finance leases are included in property, plant and equipment, other current liabilities, and other long-term liabilities in our condensed consolidated balance sheet as of March 31, 2019.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Where we act as lessee, we elected not to separate lease and non-lease components and are more fully described in Note 14, Leases.

Where we act as lessor in our reagent rental arrangements, we allocate the consideration in the contract to the separate lease components and non-lease components. After allocation, the amount of variable payments allocated to lease components will be recognized as income under the lease accounting standard ASC 842, while the amount of variable payments allocated to non-lease components will be recognized as income in accordance with ASC 606. Such reagent rental arrangements are more fully described above under the caption "Reagent Rental Agreements."

Recent Accounting Pronouncements and Securities and Exchange Commission ("SEC") Rule Adopted

In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. We prospectively adopted ASU 2018-15 effective January 1, 2019. During the first quarter of 2019, we capitalized $0.7 million of implementation costs for cloud computing arrangements, net of accumulated amortization, primarily for business analytics software, and is recorded in Other current assets and Other assets in the Condensed Consolidated Balance Sheet.

In August 2018, the SEC issued Final Rule Release No. 33-10532, "Disclosure Update and Simplification" that extends to interim periods the annual disclosure requirement of presenting the changes in stockholder' equity, which was effective in the first quarter of 2019.

In February 2016, the FASB issued ASU 2016-02, "Leases," and related accounting standard updates, which requires, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures are enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. We adopted ASU 2016-02 on a modified retrospective basis effective January 1, 2019 with practical expedients, and did not restate comparative prior periods. Where we act as a lessee, the adoption of the standard resulted in material additions to the balance sheet for right-of-use assets and the associated liabilities, see Note 14, Leases. The practical expedients include, among other items, for leases that existed prior January 1, 2019, to not reassess whether any contracts are or contain embedded leases, reassessing the classification of existing leases, and reassessing whether previously capitalized initial direct costs qualify for capitalization. Where we act as a lessee, we also elected not to separate lease and non-lease components. Where we act as a lessor in reagent rental arrangements, there was an insignificant impact to our condensed consolidated financial statements, which is more fully described above under the caption "Reagent Rental Agreements."

Recent Accounting Pronouncements to be Adopted

In November 2018, the FASB issued ASU 2018-18, "Clarifying the Interaction between Topic 808 and Topic 606." Topic 808 is Collaborative Arrangements, and Topic 606 is Revenue from Contracts with Customers. ASU 2018-18 clarifies that certain transactions between collaborative partners should be accounted for as revenue under ASC 606 when the collaborative partner is a customer. We currently do not have any customers that are collaborative partners or anticipate any in the near future. ASU 2018-18 will be effective January 1, 2020.

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 eliminates and adds certain disclosures for defined benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 using a retrospective approach. We are currently evaluating the disclosures but do not expect ASU 2018-14 to have a material impact to our disclosures for defined benefit plans.

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." ASU 2018-13 eliminates, adds and modifies certain disclosures for fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We do not expect ASU 2018-13 to have a material impact to our fair value disclosures.

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

2.ACQUISITIONS

In March 2019, we completed the acquisition of all the issued and outstanding stock of a small private company for approximately $20.0 million. Cash payments, net of closing cash, consisted of $4.0 million paid in November 2018 and the remaining $16.0 million paid in March 2019. The acquisition was included in our Life Science segment's results of operations from the acquisition date and was accounted for as a business combination. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. The goodwill related to this acquisition is not deductible for income tax purposes. Pro forma financial statements are not provided as the acquisition is immaterial to Bio-Rad taken as a whole for the periods presented.

The preliminary allocation of the payments were $12.0 million to definite-lived intangibles, $10.7 million to goodwill, and a deferred tax liability of $2.7 million related to the purchased intangibles. The purchase price allocation is preliminary as additional time is required to complete the valuation of the intangibles.

We believe that the acquisition will expand our reagents suite of offerings in our Life Science operations.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2019 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$96.1	$—	$96.1
Asset backed	—	0.4	—	0.4
Time deposits	10.0	10.0	—	20.0
Money market funds	39.7	—	—	39.7
Total cash equivalents (a)	49.7	106.5	—	156.2
Restricted investment	5.6	—	—	5.6
Equity securities (b)	3,692.7	—	—	3,692.7
Available-for-sale investments:
Corporate debt securities	—	194.2	—	194.2
U.S. government sponsored agencies	—	79.9	—	79.9
Foreign government obligations	—	3.0	—	3.0
Other Foreign Obligations	—	2.8	—	2.8
Municipal obligations	—	10.9	—	10.9
Asset-backed securities	—	66.8	—	66.8
Total available-for-sale investments (c)	—	357.6	—	357.6
Forward foreign exchange contracts (d)	—	0.6	—	0.6
Total financial assets carried at fair value	$3,748.0	$464.7	$—	$4,212.7

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (e)	$—	$0.7	$—	$0.7
Contingent consideration (f)	—	—	6.5	6.5
Total financial liabilities carried at fair value	$—	$0.7	$6.5	$7.2

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2018 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash equivalents:
Commercial paper	$—	$77.8	$—	$77.8
Time deposits	22.7	10.0	—	32.7
Asset-backed securities	—	0.3	—	0.3
Money market funds	36.9	—	—	36.9
Total cash equivalents (a)	59.6	88.1	—	147.7
Restricted investment	5.6	—	—	5.6
Equity securities (b)	2,672.9	—	—	2,672.9
Available-for-sale investments:
Corporate debt securities	—	215.0	—	215.0
U.S. government sponsored agencies	—	80.3	—	80.3
Foreign government obligations	—	3.6	—	3.6
Municipal obligations	—	11.0	—	11.0
Asset-backed securities	—	63.3	—	63.3
Total available-for-sale investments (c)	—	373.2	—	373.2
Forward foreign exchange contracts (d)	—	0.6	—	0.6
Total financial assets carried at fair value	$2,738.1	$461.9	$—	$3,200.0

Financial Liabilities Carried at Fair Value:
Forward foreign exchange contracts (e)	$—	$0.7	$—	$0.7
Contingent consideration (f)	—	—	8.4	8.4
Total financial liabilities carried at fair value	$—	$0.7	$8.4	$9.1

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Equity securities are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

March 31, 2019
Short-term investments	$45.7
Other investments	3,647.0
Total	$3,692.7

The unrealized gains on our equity securities for the first quarter of 2019 are $1,059.2 million and are primarily due to our investment in Sartorius AG and is recorded in our Condensed Consolidated Statements of Income.

(c)Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2019	December 31, 2018
Short-term investments	$357.5	$373.0
Other investments	0.1	0.2
Total	$357.6	$373.2

(d) Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(e) Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(f) Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2019	December 31, 2018
Other current liabilities	$3.4	$3.2
Other long-term liabilities	3.1	5.2
Total	$6.5	$8.4

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. In the first quarter of 2019, we paid $1.4 million per the purchase agreement. Since 2016 we have decreased the cumulative valuation of the sales milestones by net $12.7 million. The contingent consideration was accrued at its estimated fair value of $6.5 million as of March 31, 2019.

The following table provides a reconciliation of the Level 3 analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value (in millions):

December 31, 2018	$8.4
Payment of sales milestone	(1.4)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(0.5)
March 31, 2019	$6.5

The following table provides quantitative information about Level 3 inputs for fair value measurement of our analytical flow cytometer platform contingent consideration liability as of March 31, 2019. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input
Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Discount rate	12.0%
		Cost of debt	4.7%

To estimate the fair value of Level 2 debt securities as of March 31, 2019, our primary pricing provider uses Reuters as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Reuters does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

For all commercial paper as of March 31, 2019, our primary pricing provider uses its leading pricing source in the hierarchy to determine pricing.

Our pricing provider performs daily reasonableness testing of the Reuters prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly testing of the Reuters prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$194.1	$0.5	$(0.4)	$194.2
Municipal obligations	10.9	—	—	10.9
Asset-backed securities	66.8	0.1	(0.2)	66.7
U.S. government sponsored agencies	80.1	0.3	(0.5)	79.9
Foreign government obligations	3.0	—	—	3.0
Other foreign obligations	2.8	—	—	2.8
	357.7	0.9	(1.1)	357.5
Long-term investments:
Asset-backed securities	0.1	—	—	0.1
	0.1	—	—	0.1
Total	$357.8	$0.9	$(1.1)	$357.6

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2019 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$129.9	$129.8
Mature in one to five years	175.8	175.8
Mature in more than five years	52.1	52.0
Total	$357.8	$357.6

Available-for-sale investments consist of the following (in millions):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$216.2	$0.1	$(1.3)	$215.0
Municipal obligations	11.1	—	(0.1)	11.0
Asset-backed securities	63.5	—	(0.4)	63.1
U.S. government sponsored agencies	80.9	0.2	(0.8)	80.3
Foreign government obligations	3.6	—	—	3.6
	375.3	0.3	(2.6)	373.0
Long-term investments:
Asset-backed securities	0.2	—	—	0.2
	0.2	—	—	0.2
Total	$375.5	$0.3	$(2.6)	$373.2

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	March 31, 2019	December 31, 2018
Fair value of investments in a loss position 12 months or more	$106.4	$117.9
Fair value of investments in a loss position less than 12 months	$97.4	$193.0
Gross unrealized losses for investments in a loss position 12 months or more	$1.0	$1.8
Gross unrealized losses for investments in a loss position less than 12 months	$0.1	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2019 or at December 31, 2018.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2019 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

March 31,
2019
Contracts maturing in April through June 2019 to sell foreign currency:
Notional value	$41.9
Unrealized loss	$0.2
Contracts maturing in April through June 2019 to purchase foreign currency:
Notional value	$249.9
Unrealized loss	$0.1

The estimated fair value of our long-term debt, excluding leases and current maturities, that is not recognized at fair value in the Condensed Consolidated Balance Sheets has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our long-term debt discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	March 31, 2019			December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Total long-term debt, excluding leases and current maturities	$423.9	$436.9	2	$423.7	$435.8	2

Included in Other Investments in the Condensed Consolidated Balance Sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes in price or impairments. The carrying value of these investments was $8.6 million and $0.6 million as of March 31, 2019 and December 31, 2018, respectively.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2018:
Goodwill	$234.5	$320.5	$555.0
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	192.7	27.1	219.8

Acquisitions	10.7	—	10.7

Balances as of March 31, 2019:
Goodwill	245.2	320.5	565.7
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$203.4	$27.1	$230.5

In conjunction with the purchase of all the issued and outstanding stock of a small private company in March 2019 (see Note 2, "Acquisitions"), we recorded $10.7 million of goodwill and $12.0 million of definite-lived intangible assets: $10.7 million of Know how and $1.3 million of Covenants not to compete.

Other than goodwill, we have no intangible assets with indefinite lives. Information regarding our identifiable purchased intangible assets with definite lives is as follows (in millions):

	March 31, 2019
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-6	$87.2	$(68.6)	$18.6
Know how	1-10	199.2	(159.1)	40.1
Developed product technology	1-10	130.2	(87.8)	42.4
Licenses	6-10	76.0	(41.6)	34.4
Tradenames	2-6	3.9	(3.3)	0.6
Covenants not to compete	3-7	4.5	(1.2)	3.3
Total definite-lived intangible assets		$501.0	$(361.6)	$139.4

	December 31, 2018
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-6	$88.7	$(68.3)	$20.4
Know how	1-7	190.6	(159.8)	30.8
Developed product technology	1-10	130.4	(86.6)	43.8
Licenses	7-11	76.3	(40.9)	35.4
Tradenames	2-6	3.9	(3.3)	0.6
Covenants not to compete	7	3.2	(1.1)	2.1
Total definite-lived intangible assets		$493.1	$(360.0)	$133.1

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2019	2018

Amortization expense	$5.5	$7.4

5. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$865.2	$656.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.9	34.3
Right-of-use asset amortization	10.0	—
Share-based compensation	8.5	5.9
Losses on dispositions of securities	—	0.2
Other-than-temporary impairment loss on investment	1.6	—
Changes in fair market value of equity securities	(1,059.2)	(815.9)
Gain on divestiture of a product line	—	(5.1)
Losses on dispositions of fixed assets	0.3	0.4
Gain on sale of land	—	(4.1)
Changes in fair value of contingent consideration	(0.5)	(2.1)
Payments for operating lease liabilities	(11.7)	—
(Increase) decrease in accounts receivable	(2.0)	40.2
Increase in inventories	(11.6)	(16.9)
Increase in other current assets	(16.7)	(12.8)
Increase (decrease) in accounts payable and other current liabilities	20.6	(47.4)
Increase in income taxes payable	13.8	11.5
Increase in deferred income taxes	238.5	184.5
(Decrease) increase in other long term liabilities	(38.3)	10.2
Other	(8.5)	0.6
Net cash provided by operating activities	$42.9	$40.3

Non-cash investing activities:
Purchased property, plant and equipment	$5.1	$6.7

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2019	December 31, 2018
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(1.1)	(1.3)
4.875% Senior Notes less unamortized discount and debt issuance costs	423.9	423.7
Capital leases and other debt	—	15.7
Finance leases and other debt	15.5	—
	439.4	439.4
Less current maturities	(1.8)	(0.5)
Long-term debt	$437.6	$438.9

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due December 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. We were in compliance with these covenants as of March 31, 2019. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In June 2014, Bio-Rad entered into a $200.0 million unsecured Credit Agreement. Borrowings under the 2014 Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2014 Credit Agreement as of March 31, 2019 or December 31, 2018, however $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of March 31, 2019. If we had borrowed against our 2014 Credit Agreement, the borrowing rate would have been 3.725% at March 31, 2019. The 2014 Credit Agreement was scheduled to mature in June 2019 but was renewed, and we entered into a new agreement in April 2019 for a maximum of $200.0 million on a revolving basis that will mature in April 2024. The 2019 Credit Agreement is substantially similar to the 2014 Credit Agreement. The borrowing rate for the 2019 Credit Agreement will be disclosed on a quarterly basis starting in the second quarter of 2019.

The 2014 Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of March 31, 2019.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2019:	$(35.5)	$(14.8)	$3.3	$(47.0)
Other comprehensive (loss) income, before reclassifications	(36.4)	0.2	2.0	(34.2)
Amounts reclassified from Accumulated other comprehensive income	—	0.2	—	0.2
Income tax effects	—	—	—	—
Other comprehensive (loss) income, net of income taxes	(36.4)	0.4	2.0	(34.0)
Balances as of March 31, 2019:	$(71.9)	$(14.4)	$5.3	$(81.0)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income
Balances as of January 1, 2018:	$77.4	$(22.3)	$4.5	$59.6
Other comprehensive income (loss), before reclassifications	46.5	(0.7)	(1.8)	44.0
Amounts reclassified from Accumulated other comprehensive income	—	0.3	0.1	0.4
Income tax effects	—	0.1	—	0.1
Other comprehensive income (loss), net of income taxes	46.5	(0.3)	(1.7)	44.5
Balances as of March 31, 2018:	$123.9	$(22.6)	$2.8	$104.1

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended
	March 31,
Components of Comprehensive income	2019	2018	Location
Amortization of foreign other post-employment benefit items	$(0.2)	$(0.3)	Other (income) expense, net
Net holding losses on equity securities and available-for-sale investments	$—	$(0.1)	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Basic weighted average shares outstanding	29,801	29,787
Effect of potentially dilutive stock options and restricted stock awards	303	384
Diluted weighted average common shares	30,104	30,171
Anti-dilutive shares	226	41

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2019	2018
Interest and investment income	$(19.5)	$(2.1)
Net realized loss on investments	—	0.1
Other-than-temporary impairment loss on investment	1.6	—
Gain on sale of land	—	(4.1)
Gain on divestiture of product line	—	(5.1)
Other (income) expense	(0.8)	0.1
Other (income) expense, net	$(18.7)	$(11.1)

An other-than-temporary impairment loss on investment was recorded in light of the investee's financial condition in the first quarter of 2019.

10.    INCOME TAXES

Our effective income tax rate was 23% and 24% for the three months ended March 31, 2019 and 2018, respectively.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that our California and certain foreign deferred tax assets will not be realized as of March 31, 2019, and have maintained a valuation allowance on such deferred tax assets.

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

As of March 31, 2019, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $3.1 million.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2019 and 2018 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2019	$215.7	$334.1	$4.2
	2018	$197.8	$350.8	$2.9

Segment net profit (loss)	2019	$22.8	$30.9	$(0.1)
	2018	$3.3	$36.6	$—

Information regarding industry segments at March 31, 2019, and December 31, 2018 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment assets	March 31, 2019	$503.7	$1,123.8	$7.4
	December 31, 2018	$450.2	$949.0	$5.9

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. For the three months ended March 31, 2019 compared to the same period in 2018, our Life Science segment had increased sales and gross profit, while our Clinical Diagnostics segment had decreased sales and gross profit. Segment assets at March 31, 2019 increased from December 31, 2018 balances due to inclusion of operating lease right-of-use assets in segment assets (see Note 14, "Leases"). The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended
	March 31,
	2019	2018
Total segment profit	$53.6	$39.9
Foreign currency exchange losses, net	(1.3)	(1.3)
Net corporate operating, interest and other expense not allocated to segments	(2.9)	(1.9)
Change in fair market value of equity securities	1,059.2	815.9
Other income (expense), net	18.7	11.1
Consolidated income before income taxes	$1,127.3	$863.7

The following reconciles total segment assets to consolidated total assets (in millions):

	March 31, 2019	December 31, 2018
Total segment assets	$1,634.9	$1,405.1
Cash and other current assets	1,049.5	1,047.2
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	71.8	79.9
Goodwill, net	230.5	219.8
Other long-term assets	3,876.2	2,859.1
Total assets	$6,862.9	$5,611.1

12.    LEGAL PROCEEDINGS

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our then current directors and one former director. The plaintiff’s suit alleged whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleged wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff sought back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. On July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. The trial commenced on January 17, 2017 and concluded on February 6, 2017. Mr. Wadler was awarded $10.92 million, plus prejudgment interest of $141,608, post-judgment interest, and Mr. Wadler’s litigation costs, expert witness fees, and reasonable attorneys’ fees as approved by the Court. We have provided for the judgment, interest and Mr. Wadler's litigation costs. On June 6, 2017, we filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. Oral arguments occurred on November 14, 2018. On February 26, 2019, the United States Court of Appeals for the Ninth Circuit issued its decision, reversing in part, vacating in part, and affirming in part. Specifically, the court: (1) reversed the Dodd-Frank claim, which amounts to about $2.96 million plus interest, and directed the district court to enter judgment in Bio-Rad’s favor on that claim; (2) vacated the SOX claim due to instructional error and remanded for further proceedings, including whether a new trial is needed; and (3) affirmed the California public policy claim and the $7.96 million in damages attributable to it. On March 12, 2019 we filed a petition for panel rehearing or rehearing en banc with the United States Court of Appeals for the Ninth Circuit, and this petition was denied on April 8, 2019.

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

13.    RESTRUCTURING COSTS

Restructuring Costs for European Reorganization

In May, 2016, we announced that we would take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with the creation and evolution of our organization structure and coordinated with the implementation of our global single instance enterprise resource planning ("ERP") platform, are expected to be incurred through 2019. We recorded approximately $(0.1) million of adjustments in restructuring charges related to severance and other employee benefits for the three months ended March 31, 2019. The amounts recorded were reflected in Cost of goods sold of $(0.1) million in the Condensed Consolidated Statements of Income for the three months ended March 31, 2019. From May 2016 to March 31, 2019, total expenses were $12.7 million. The liability of $1.0 million as of March 31, 2019 was recorded in Accrued payroll and employee benefits in the Condensed Consolidated Balance Sheets.

Restructuring Costs for Termination of a Diagnostics Research and Development Project and Facility Closures

In December 2017, we announced the termination of a diagnostics research and development project in Europe. We recorded less than $(0.1) million of adjustments in restructuring charges related to severance and employee benefits for the three months ended March 31, 2019. From December 2017 to March 31, 2019, total expenses were $21.4 million.

In June 2018, we announced the closure of a small manufacturing operation in Munich, Germany. We recorded $(0.1) million of adjustments in restructuring charges related to severance and employee benefits for the three months ended March 31, 2019. From June 2018 to March 31, 2019, total expenses were $1.6 million.

In December 2018, we announced the closure of a small manufacturing facility outside Paris, France. We recorded $(0.1) million of adjustments in restructuring charges related to severance and employee benefits for the three months ended March 31, 2019. From December 2018 to March 31, 2019, total expenses were $4.0 million.

Restructuring charges for the termination of a diagnostics research and development project and the facility closures are all included in our Clinical Diagnostics segment's results of operations. The amounts recorded were reflected in Cost of goods sold of $(0.2) million in the Condensed Consolidated Statements of Income for the three months ended March 31, 2019. The liability of $7.5 million as of March 31, 2019 consisted of $3.6 million recorded in Accrued payroll and employee benefits, and $3.9 million recorded in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity for the termination of the diagnostics research and development project and the facility closures restructuring reserves for severance and exit costs (in millions):

Balances as of December 31, 2018:	$11.5
Adjustment to expense	(0.2)
Cash payments	(3.6)
Foreign currency translation gains	(0.2)
Balances as of March 31, 2019:	$7.5

14.    LEASES

We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 20 years, which includes our determination to exercise renewal options.

The components of lease expense were as follows (in millions):

Three Months Ended March 31,	2019

Operating lease cost	$12.4

Finance lease cost:
Amortization of right-to-use assets	$0.1
Interest on lease liabilities	0.2
Total finance lease cost	$0.3

Sublease income	$0.7
The sublease is for a building in Massachusetts. The term of the sublease ends in 2025, with no options to extend or renew.

Supplemental cash flow information related to leases was as follows (in millions):

Three Months Ended March 31,	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.7
Operating cash flows from finance leases	$0.2
Financing cash flows from finance leases	$0.2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1.4
Finance leases	$—

Supplemental balance sheet information related to leases was as follows ($'s in millions):

March 31,	2019

Operating Leases
Operating lease right-of-use assets	$221.6

Other current liabilities	$34.4
Operating lease liabilities	192.6
Total operating lease liabilities	$227.0

March 31,	2019

Finance Leases
Property, plant and equipment, gross	$11.0
Less: accumulated depreciation and amortization	(3.2)
Property, plant and equipment, net	$7.8

Other current liabilities	$0.5
Other long-term liabilities	11.4
Total finance lease liabilities	$11.9

March 31,	2019

Weighted Average Remaining Lease Term
Operating leases - in years	9
Finance leases - in years	18

Weighted Average Discount Rate
Operating leases	4.3%
Finance leases	6.5%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2019 (excluding the three months ended March 31, 2019)	$43.3	$1.0
2020	37.3	1.2
2021	31.3	1.1
2022	25.3	1.1
2023	23.2	1.0
Thereafter	123.9	16.1
Total lease payments	284.3	21.5
Less imputed interest	(57.3)	(9.6)
Total	$227.0	$11.9

As of March 31, 2019, we have additional operating leases for office buildings in Germany and Maine that have not commenced of $5.3 million and $1.0 million, respectively. These operating leases will commence in July and May of 2019 with lease terms of 10 to 20 years.

Operating and Capital Lease Commitments Under ASC 840, Leases

Annual future minimum lease payments at December 31, 2018 under operating leases were as follows: 2019 - $44.4 million; 2020 - $37.8 million; 2021 - $27.4 million; 2022 - $19.7 million; 2023 - $13.9 million; and 2024 and beyond - $25.6 million.

The total minimum rentals to be received in the future for the sublease as of December 31, 2018 were $17.8 million and ends in 2025.

Maturities of our capital lease obligations at December 31, 2018 were as follows: 2019 - $0.5 million; 2020 - $0.2 million; 2021 - $0.5 million; 2022 - $0.4 million; 2023 - $0.4 million; thereafter - $9.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2018 and the Condensed consolidated financial statements for the three months ended March 31, 2019.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the referendum in the United Kingdom to withdraw from the European Union. Approximately 41% of our year-to-date 2019 consolidated net sales are derived from the United States and approximately 59% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

In March 2019, we completed the acquisition of all the issued and outstanding stock of a small private company for approximately $20.0 million. Cash payments net of closing cash consisted of $4.0 million paid in November 2018 and the remaining $16.0 million paid in March 2019. The acquisition was included in our Life Science segment's results of operations from the acquisition date and was accounted for as a business combination. The preliminary allocation of the payments were $12.0 million to definite-lived intangibles, $10.7 million to goodwill, and a deferred tax liability of $2.7 million related to the purchased intangibles. The purchase price allocation is preliminary as additional time is required to complete the valuation of the intangibles.

We believe that the acquisition will expand our reagents suite of offerings in our Life Science operations.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	Three Months Ended
	March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold	43.7	45.2
Gross profit	56.3	54.8
Selling, general and administrative expense	37.5	37.9
Research and development expense	8.6	9.0
Net income	156.2	119.1

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three months ended March 31, 2019, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Three Months Ended March 31, 2019 Compared to
Three Months Ended March 31, 2018

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first quarter of 2019 were $554.0 million compared to $551.5 million in the first quarter of 2018, an increase of 0.4%.  Excluding the impact of foreign currency, first quarter 2019 sales increased by approximately 4.0% compared to the same period in 2018. Currency neutral sales increased in all regions, except in Europe.

The Life Science segment sales for the first quarter of 2019 were $215.7 million, an increase of 9.1% compared to the same period last year.  On a currency neutral basis, sales increased 12.0% compared to the first quarter in 2018. The currency neutral sales increase was primarily driven by growth in our process chromatography, cell biology and food science businesses Digital PCR also had good growth when excluding RainDance sales. Currency neutral sales increases occurred mostly in North America, but there was growth across all regions.

The Clinical Diagnostics segment sales for the first quarter of 2019 were $334.1 million, a decrease of 4.8% compared to the same period last year.  On a currency neutral basis, sales decreased 0.9% compared to the first quarter in 2018.  The currency neutral sales in the first quarter of 2018 benefited from a one-time $6.0 million receipt for the resolution of a licensed patent. Excluding the one-time receipt last year, we saw currency neutral sales growth in the Americas and Europe, partially offset by decreased sales in Asia Pacific. Product lines that contributed to the growth included quality control, blood typing, diabetes and immunology.

Consolidated gross margins were 56.3% for the first quarter of 2019 compared to 54.8% for the first quarter of 2018.  Life Science segment gross margins for the first quarter of 2019 increased from the prior year period by approximately 6.9 percentage points primarily due to the sales increase across most businesses, a $7.4 million cost of sales benefit from an escrow release related to an acquisition from 2011 within the Life Science group, as well as a decrease in service and logistics costs. Clinical Diagnostics segment gross margins for the first quarter of 2019 decreased by approximately 1.6 percentage points from the same period last year, primarily driven by higher cost of service and unfavorable manufacturing variances. The gross margin in the first quarter of 2018 benefited from a one-time receipt for the resolution of a licensed patent.

Selling, general and administrative expenses ("SG&A") decreased to $207.6 million or 37.5% of sales for the first quarter of 2019 compared to $209.1 million or 37.9% of sales for the first quarter of 2018.  Decreases to SG&A primarily were related to lower bad debt expense of $2.8 million, lower professional fees of $1.1 million and lower software maintenance of $1.0 million, with several other smaller decreases to various expenses of $4.6 million. These expenses were partially offset by increases in employee related expenses of $4.2 million, a lower benefit from contingent consideration of $1.7 million and increased advertising of $1.7 million.

Research and development expense (R&D) decreased to $47.6 million or 8.6% of sales in the first quarter of 2019 compared to $49.4 million or 9.0% of sales in the first quarter of 2018.  Life Science segment R&D increased in the first quarter of 2019 compared to the prior year period. The increase was primarily driven by additional spending for new product innovation within the Droplet Digital business, partially offset by a final payment for a cell biology project in the first quarter of 2018. Clinical Diagnostics segment R&D decreased in the first quarter of 2019 from the prior year period primarily from lower spending due to the timing of projects.

Results of Operations – Non-operating

Interest expense for the first quarter of 2019 and 2018 was $6.0 million and $5.8 million, respectively, relatively flat compared to the prior year period.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net losses were $1.3 million for both the first quarter of 2019 and 2018, respectively. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the cost of hedging.

Change in fair market value of equity securities was a gain of $1,059.2 million compared to a gain of $815.9 million for the first quarter of 2019 and 2018, respectively, primarily resulting from the recognition of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the first quarter of 2019 was $18.7 million income, compared to $11.1 million income for the first quarter of 2018. The increase was primarily due to annual dividends of $15.7 million from our investment in Sartorius AG that were declared on March 28, 2019, compared to dividends being declared in April 2018 for the prior year period, partially offset by a land sale of $4.1 million and a divestiture of a product line of $5.1 million that both occurred in the first quarter of 2018.

Our effective income tax rate was 23% and 24% for the three months ended March 31, 2019 and 2018, respectively.

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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured 2014 Credit Agreement, and to a lesser extent international lines of credit.  Borrowings under the 2014 Credit Agreement were available on a revolving basis and could be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2014 Credit Agreement as of March 31, 2019, however $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The 2014 Credit Agreement was scheduled to mature in June 2019 but was renewed, and we entered into a new agreement in April 2019 for a maximum of $200.0 million on a revolving basis that will mature in April 2024. The 2019 Credit Agreement is substantially similar to the 2014 Credit Agreement. In total under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $209.5 million available for borrowing and usage as of March 31, 2019, which was reduced by approximately $2.9 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

At March 31, 2019, we had $859.0 million in cash, cash equivalents and short-term investments, of which approximately 19% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Cash Flows from Operations

Net cash provided by operations was $42.9 million compared to $40.3 million for the three months ended March 31, 2019 and 2018, respectively.  The increase in operating cash flows was primarily the net effect of:

•	lower cash paid to suppliers and employees in 2019 that included lower payments for employee incentives,

•	net proceeds in 2019 compared to net payments in 2018 for forward foreign exchange contracts, and

•	higher investment income received, partially offset by

•
lower cash received from customers in 2019 primarily due to lower sales activity in the fourth quarter of 2018, and the absence of a benefit from the delayed 2017 ERP implementation issues that increased 2018 collections, and

•	higher income tax payments in 2019 compared to 2018.

Cash Flows from Investing Activities

Net cash used in investing activities was $22.7 million compared to $18.8 million for the three months ended March 31, 2019 and 2018, respectively. Purchases, sales and maturities of marketable securities and investments combined had an overall increase of $8.1 million primarily due to higher maturities and sales, partially offset by higher purchases. Improved cash generated from operations in 2019 generated more purchases of marketable securities and investments.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

During the first quarter of 2019, we received $7.4 million from an escrow release related to an acquisition from 2011 within the Life Science Group. During the first quarter of 2018, we received $6.9 million for a divestiture of a product line.

In March 2019, we completed the acquisition of all the issued and outstanding stock of a small private company basis for approximately $20.0 million. Cash payments net of closing cash consisted of $4.0 million for an approximate 21% interest paid in November 2018, and $16.0 million paid in March 2019 to acquire all the remaining ownership interests. The acquisition does not meet the significant or material subsidiary test. The purchase price allocation is preliminary as additional time is required to complete the valuation of the intangibles.

We continue to review possible acquisitions, including early stage businesses, to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies. However, it is not certain at this time that any of these discussions will advance to completion.

Capital expenditures totaled $23.6 million and $27.2 million for the three months ended March 31, 2019 and 2018, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we implement the remaining smaller phases of the enterprise resource planning (ERP) platform, we expect lower levels of information technology capital expenditures as the majority of the ERP platform has been implemented

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.2 million compared to $2.5 million for the three months ended March 31, 2019 and 2018, respectively. Cash provided for the three months ended March 31, 2019 was primarily due to the net proceeds of $3.8 million from the reissuance of treasury stock for share-based compensation as described below under Treasury Shares. Cash provided for the three months ended March 31, 2018 was primarily due to proceeds of $3.9 million from the issuance of common stock for share-based compensation. We had slightly higher payments for contingent consideration for the three months ended March 31, 2019 than in the three months ended March 31, 2018.

We have outstanding Senior Notes of $425 million, which are not due until December of 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

Treasury Shares

During the first quarter of 2019, 19,755 of Class A treasury stock with an average cost of $5.4 million was reissued to fulfill our Employee Stock Purchase Plan purchases. A loss of $1.6 million was incurred upon reissuing the Class A treasury stock as they were reissued at a lower price than their average cost, which reduced Retained earnings and resulted in net proceeds of $3.8 million.

Recent Accounting Pronouncements Adopted and to be Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2019, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first three months of 2019 our foreign subsidiaries generated 59% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including the requirements for compliance with the EU General Data Protection Regulation, which went into effect May 25, 2018), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, quotas and other trade barriers, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's anticipated withdrawal from the European Union (commonly referred to as “Brexit”) could disrupt the free movement of goods, services and people between the United Kingdom and the European Union and result in increased regulatory, legal, labor and tax complexities.

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

We made significant changes to our organizational structure over the past few years. In 2016, we began implementing the reorganization of the structure of our European organization, and we have continued implementing this reorganization in 2017, 2018 and 2019. The Board of Directors appointed a new Chief Operating Officer effective April 22, 2019 and a new Chief Financial Officer effective April 6, 2019. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

As previously discussed in Item 9A "Controls and Procedures" of our Annual Report for the period ended December 31, 2017, and Item 4 "Controls and Procedures" of our 2018 Form 10-Q's, management identified a material weakness in our internal control over financial reporting. During the fourth quarter of 2017 and throughout 2018, management conducted an extensive remediation plan to address its material weakness and management concluded that the material weakness had been remediated as of December 31, 2018. However, we cannot assure you that additional deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.

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

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) which made a number of substantial changes to how the United States imposes income tax on multinational corporations. The U.S Treasury, Internal Revenue Service and other standard setting bodies are continuing to issue guidance and interpretation relating to the Tax Act.  As future guidance is issued, we may make adjustments to amounts previously reported that could materially impact our financial statements.

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

Also for example, in February 2016, the FASB issued ASU 2016-02, "Leases," which requires, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. We adopted ASU 2016-02 on a modified retrospective basis effective January 1, 2019 with practical expedients. Where we act as a lessee, the adoption of the standard resulted in material additions to the balance sheet for right-of-use assets and the associated liabilities. Where we act as a lessor in reagent rental arrangements, there was an insignificant impact to our condensed consolidated financial statements.

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

We have substantial debt and have the ability to incur additional debt. As of March 31, 2019, we had approximately $439.4 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo (DRC) and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of such minerals and metals produced from those minerals. In March and April 2017, the European Parliament and the European Council formally approved a conflict minerals regulation, and the requirements will become effective starting in January 2021. We have incurred, and will continue to incur, additional costs in order to comply with the SEC’s disclosure requirements. In addition, we might incur further costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as “DRC conflict free”, which could place us at a competitive disadvantage if we do not do so. We filed our report for the calendar year 2018 with the SEC on May 3, 2019.

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 10, 2019	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	May 10, 2019	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer