Form 10-Q
period 2019-06-30
BIO-RAD LABORATORIES, INC.
filed 2019-08-06
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at August 1, 2019:	Class A -	24,704,563	Class B -	5,097,916

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2019

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS:	(Unaudited)
Cash and cash equivalents	$580,684	$431,526
Short-term investments	401,172	413,270
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $24,650 at 2019 and $26,713 at 2018	377,904	392,443
Inventories:
Raw materials	105,512	108,008
Work in process	152,781	145,051
Finished goods	331,604	330,756
Total inventories	589,897	583,815
Prepaid expenses	122,420	187,249
Other current assets	10,303	9,615
Total current assets	2,087,940	2,023,478
Property, plant and equipment	1,349,435	1,326,829
Less: accumulated depreciation and amortization	(850,255)	(818,139)
Property, plant and equipment, net	499,180	508,690
Operating lease right-of-use assets	215,507	—
Goodwill, net	235,401	219,770
Purchased intangibles, net	127,476	133,123
Other investments	4,417,240	2,655,709
Other assets	64,201	70,298
Total assets	$7,646,945	$5,611,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	June 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable, accrued payroll and employee benefits	$246,809	$265,960
Current maturities of long-term debt and notes payable	1,767	493
Income and other taxes payable	37,516	56,188
Current operating lease liabilities	33,933	—
Other current liabilities	125,952	128,154
Total current liabilities	445,977	450,795
Long-term debt, net of current maturities	437,680	438,937
Deferred income taxes	943,440	553,239
Operating lease liabilities	187,691	—
Other long-term liabilities	145,347	147,766
Total liabilities	2,160,135	1,590,737

Stockholders’ equity:
Class A common stock, shares issued 24,912,299 and 24,884,265 at 2019 and 2018, respectively; shares outstanding 24,701,163 and 24,704,772 at 2019 and 2018, respectively	2	2
Class B common stock, shares issued 5,100,633 and 5,096,421 at 2019 and 2018, respectively; shares outstanding 5,099,716 and 5,095,504 at 2019 and 2018, respectively	1	1
Additional paid-in capital	410,601	394,342
Class A treasury stock at cost, 211,136 and 179,493 shares at 2019 and 2018, respectively	(58,643)	(49,040)
Class B treasury stock at cost, 917 shares at 2019 and 2018	(89)	(89)
Retained earnings	5,184,511	3,722,073
Accumulated other comprehensive loss	(49,573)	(46,958)
Total stockholders’ equity	5,486,810	4,020,331
Total liabilities and stockholders’ equity	$7,646,945	$5,611,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$572,619	$575,911	$1,126,598	$1,127,430
Cost of goods sold	264,850	274,244	507,067	523,560
Gross profit	307,769	301,667	619,531	603,870
Selling, general and administrative expense	201,257	210,425	408,838	419,555
Research and development expense	50,122	47,450	97,697	96,877
Income from operations	56,390	43,792	112,996	87,438
Interest expense	5,841	5,977	11,827	11,759
Foreign currency exchange losses (gains), net	1,233	(15)	2,513	1,239
Change in fair market value of equity securities	(716,389)	(286,398)	(1,775,619)	(1,102,332)
Other (income) expense, net	(3,896)	(15,858)	(22,592)	(27,003)
Income before income taxes	769,601	340,086	1,896,867	1,203,775
Provision for income taxes	(170,791)	(72,043)	(432,862)	(278,958)
Net income	$598,810	$268,043	$1,464,005	$924,817

Basic earnings per share:
Net income per basic share	$20.08	$8.99	$49.12	$31.03
Weighted average common shares - basic	29,814	29,814	29,807	29,801

Diluted earnings per share:
Net income per diluted share	$19.86	$8.87	$48.60	$30.63
Weighted average common shares - diluted	30,154	30,219	30,125	30,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$598,810	$268,043	$1,464,005	$924,817
Other comprehensive income (loss):
Foreign currency translation adjustments	29,846	(124,118)	(6,556)	(77,572)
Foreign other post-employment benefits adjustments, net of income taxes	(217)	1,458	142	1,176
Net holding gain (loss) on equity securities and net unrealized holding gain (loss) on available-for-sale investments, net of income taxes	1,763	(135)	3,799	(1,851)
Other comprehensive income (loss), net of income taxes	31,392	(122,795)	(2,615)	(78,247)
Comprehensive income	$630,202	$145,248	$1,461,390	$846,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Cash received from customers	$1,143,222	$1,160,904
Cash paid to suppliers and employees	(932,009)	(1,007,565)
Interest paid, net	(11,085)	(11,277)
Income tax payments, net	(24,016)	(47,620)
Investment proceeds and miscellaneous receipts, net	24,093	18,354
(Payments for) proceeds from forward foreign exchange contracts, net	(1,860)	5,412
Net cash provided by operating activities	198,345	118,208
Cash flows from investing activities:
Capital expenditures	(45,843)	(53,897)
Proceeds from dispositions of property, plant and equipment	86	4,100
Proceeds from divestiture of a product line	—	6,919
(Payments for) proceeds from acquisitions, net of cash received	(16,083)	266
Recovery of (payments for) purchases of intangible assets	7,383	(3)
Payments for purchases of marketable securities and investments	(171,615)	(183,001)
Proceeds from sales of marketable securities and investments	50,044	34,548
Proceeds from maturities of marketable securities and investments	138,244	88,410
Net cash used in investing activities	(37,784)	(102,658)
Cash flows from financing activities:
Payments on long-term borrowings	(359)	(1,505)
Payments for credit agreement renewal fees	(458)	—
Payments of contingent consideration	(1,433)	(1,270)
Proceeds from issuances of common stock for share-based compensation	3,912	7,112
Tax payments from net share settlement	(3,976)	(3,838)
Proceeds from reissuances of treasury stock for share-based compensation, net	3,831	—
Payments for purchases of treasury stock	(15,001)	—
Net cash (used in) provided by financing activities	(13,484)	499
Effect of foreign exchange rate changes on cash	2,127	3,053
Net increase in cash, cash equivalents, and restricted cash	149,204	19,102
Cash, cash equivalents, and restricted cash at beginning of period	434,164	384,983
Cash, cash equivalents, and restricted cash at end of period	$583,368	$404,085

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that agrees to the same amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$580,684	$403,006
Restricted cash included in Other current assets	114	105
Restricted cash included in Other assets	2,570	974
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$583,368	$404,085

These restricted cash items are primarily related to performance guarantees.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	$3	$394,342	$(49,129)	$3,722,073	$(46,958)	$4,020,331
Net income	—	—	—	865,195	—	865,195
Other comprehensive loss, net of tax	—	—	—	—	(34,007)	(34,007)
Stock compensation expense	—	8,505	—	—	—	8,505
Reissuance of treasury stock	—	—	5,398	(1,567)	—	3,831
Balance at March 31, 2019	$3	$402,847	$(43,731)	$4,585,701	$(80,965)	$4,863,855
Net income	—	—	—	598,810	—	598,810
Other comprehensive income, net of tax	—	—	—	—	31,392	31,392
Issuance of common stock	—	(64)	—	—	—	(64)
Stock compensation expense	—	7,818	—	—	—	7,818
Purchase of treasury stock	—	—	(15,001)	—	—	(15,001)
Balance at June 30, 2019	$3	$410,601	$(58,732)	$5,184,511	$(49,573)	$5,486,810

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2017	$3	$361,231	$(217)	$1,830,439	$738,794	$2,930,250
Adoption of new accounting guidance				1,526,019	(679,257)	846,762
Net income	—	—	—	656,774	—	656,774
Other comprehensive income, net of tax	—	—	—	—	44,548	44,548
Issuance of common stock	—	3,872	—	—	—	3,872
Stock compensation expense	—	5,885	—	—	—	5,885
Balance at March 31, 2018	$3	$370,988	$(217)	$4,013,232	$104,085	$4,488,091
Net income	—	—	—	268,043	—	268,043
Other comprehensive loss, net of tax	—	—	—	—	(122,795)	(122,795)
Issuance of common stock	—	(598)	—	—	—	(598)
Stock compensation expense	—	6,205	—	—	—	6,205
Balance at June 30, 2018	$3	$376,595	$(217)	$4,281,275	$(18,710)	$4,638,946

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
At the time revenue is recognized, a provision is recognized for estimated product returns as this right is considered variable consideration. Accordingly, when product revenues are recognized, the transaction price is reduced by the estimated amount of product returns.
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
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Our payment terms vary by the type and location of our customer, and the products and services offered. The term between invoicing and when payment is due is not significant.

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

Upon our adoption of ASC 842 in 2019, the maintenance services, along with the reagents, are now allocated to the non-lease elements and will be recognized as income in accordance with ASC 606. This change is in alignment with the requirements of ASC 842, and has resulted in a decrease in the amount of rental income and a corresponding increase in the amount of maintenance service revenue that is included in total reported Net sales in our condensed consolidated income statements. Generally, the terms of the arrangements result in the transfer of control on reagents upon either (i) when the consumables are delivered or (ii) when the consumables are consumed by the customer.

Historically, our reagent rental arrangements have been predominantly comprised of variable lease payments that fluctuate depending on the volume of reagents purchased, as very few of such arrangements contain any fixed/minimum lease payments.  As a result, our lease income is heavily variable in nature.  Further, our reagent rental arrangements are predominantly classified as operating leases, and any sales-type leases represent in aggregate a very insignificant amount of lease income.  Hence, our reported lease income is primarily variable in nature and is recognized as the reagents are consumed by the customer or delivered.

Revenue allocated to the lease elements of these reagent rental arrangements represents approximately 3% of total revenue for both the three and six months ended June 30, 2019, and approximately 5% of total revenue for both the three and six months ended June 30, 2018, and is included as part of Net sales in our Condensed Consolidated Statements of Income.
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
Disaggregation of Revenue:
The following table presents our revenues disaggregated by geographic region based primarily on the location of the use of the product or service (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Europe	$188.2	$197.2	$374.1	$396.8
Asia	127.3	122.0	233.7	231.4
United States	222.1	221.6	448.2	431.5
Other (primarily Canada and Latin America)	35.0	35.1	70.6	67.7
Total Net sales	$572.6	$575.9	$1,126.6	$1,127.4

The disaggregation of our revenue by industry segment sources is presented in our Segment Information footnote (see Note 11).

Deferred revenues represent mostly unrecognized fees billed or collected for extended service arrangements. Deferred revenues are generally recognized ratably over the term of the service contract as our performance extends over the life of the arrangement. A majority of our deferred revenue balance is classified as current with an expected length of one year or less. The increase in our total deferred revenue balance from $37.3 million at December 31, 2018 to $44.4 million at June 30, 2019 is primarily driven by $24.9 million, net, of cash payments received or due in advance of satisfying our performance obligations, partially offset by $17.8 million of revenue recognized that were included in our deferred revenue balance as of December 31, 2018.

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

December 31, 2018	$10.1
Provision for warranty	4.8
Actual warranty costs	(5.4)
June 30, 2019	$9.5

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Operating lease liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2019. Finance leases are included in Property, plant and equipment, Current maturities of long-term debt and notes payable, and Long-term debt, net of current maturities in our Condensed Consolidated Balance Sheet as of June 30, 2019.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Where we act as lessee, we elected not to separate lease and non-lease components.

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

Recent Accounting Pronouncements and Securities and Exchange Commission ("SEC") Rule Adopted

In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. We prospectively adopted ASU 2018-15 effective January 1, 2019. As of June 30, 2019, we capitalized $1.7 million of implementation costs for cloud computing arrangements, net of accumulated amortization, primarily for business analytics software, and recorded in Other current assets and Other assets in the Condensed Consolidated Balance Sheet.

In August 2018, the SEC issued Final Rule Release No. 33-10532, "Disclosure Update and Simplification" that extends to interim periods the annual disclosure requirement of presenting the changes in stockholder' equity, which was effective in the first quarter of 2019.

In February 2016, the FASB issued ASU 2016-02, "Leases," and related accounting standard updates, which requires, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures are enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. We adopted ASU 2016-02 on a modified retrospective basis effective January 1, 2019 with practical expedients, and did not restate comparative prior periods. The practical expedients elected in transition included, among other items, for leases that existed prior to January 1, 2019, to not reassess whether any contracts are or contain embedded leases, reassessing the classification of existing leases, and reassessing whether previously capitalized initial direct costs qualify for capitalization. Where we act as a lessee, the adoption of the standard resulted in material additions to the balance sheet for right-of-use assets and the associated liabilities, see Note 14, Leases. Where we act as a lessee, we also elected not to separate lease and non-lease components. Where we act as a lessor in reagent rental arrangements, there was an insignificant impact to our Condensed Consolidated Financial Statements, which is more fully described above under the caption "Reagent Rental Agreements."

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

As of June 30, 2019, the preliminary allocation of the payments were $15.6 million to goodwill that included workforce and time-to-market advantage, $5.5 million to definite-lived intangibles, $0.2 million to in-process research and development, an indefinite-lived intangible asset, and a deferred tax liability of $1.3 million related to the purchased intangibles. The purchase price allocation is preliminary as additional time is required to complete the valuation of the intangibles.

During the second quarter of 2019, we updated the valuation of the acquired assets by decreasing the amount of definite-lived intangibles by $6.5 million, and increasing goodwill and in-process research and development by $6.3 million and $0.2 million, respectively. In addition, we decreased deferred income tax liabilities and goodwill both by $1.4 million.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2019 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$85.0	$—	$85.0
Asset-backed securities	—	0.1	—	0.1
Time deposits	12.9	10.0	—	22.9
Money market funds	71.2	—	—	71.2
Total cash equivalents (a)	84.1	95.1	—	179.2
Restricted investment	5.6	—	—	5.6
Equity securities (b)	4,440.3	—	—	4,440.3
Available-for-sale investments:
Corporate debt securities	—	174.2	—	174.2
U.S. government sponsored agencies	—	93.6	—	93.6
Foreign government obligations	—	4.2	—	4.2
Other foreign obligations	—	2.5	—	2.5
Municipal obligations	—	11.2	—	11.2
Asset-backed securities	—	67.9	—	67.9
Total available-for-sale investments (c)	—	353.6	—	353.6
Forward foreign exchange contracts (d)	—	0.4	—	0.4
Total financial assets carried at fair value	$4,530.0	$449.1	$—	$4,979.1

Financial liabilities carried at fair value:
Forward foreign exchange contracts (e)	$—	$0.5	$—	$0.5
Contingent consideration (f)	—	—	6.4	6.4
Total financial liabilities carried at fair value	$—	$0.5	$6.4	$6.9

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2018 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$77.8	$—	$77.8
Time deposits	22.7	10.0	—	32.7
Asset-backed securities	—	0.3	—	0.3
Money market funds	36.9	—	—	36.9
Total cash equivalents (a)	59.6	88.1	—	147.7
Restricted investment	5.6	—	—	5.6
Equity securities (b)	2,672.9	—	—	2,672.9
Available-for-sale investments:
Corporate debt securities	—	215.0	—	215.0
U.S. government sponsored agencies	—	80.3	—	80.3
Foreign government obligations	—	3.6	—	3.6
Municipal obligations	—	11.0	—	11.0
Asset-backed securities	—	63.3	—	63.3
Total available-for-sale investments (c)	—	373.2	—	373.2
Forward foreign exchange contracts (d)	—	0.6	—	0.6
Total financial assets carried at fair value	$2,738.1	$461.9	$—	$3,200.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (e)	$—	$0.7	$—	$0.7
Contingent consideration (f)	—	—	8.4	8.4
Total financial liabilities carried at fair value	$—	$0.7	$8.4	$9.1

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Equity securities are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

June 30, 2019
Short-term investments	$47.7
Other investments	4,392.6
Total	$4,440.3

The year-to-date unrealized gains on our equity securities as of June 30, 2019 were $1,775.7 million and were primarily due to our investment in Sartorius AG and are recorded in our Condensed Consolidated Statements of Income.

(c)Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2019	December 31, 2018
Short-term investments	$353.5	$373.0
Other investments	0.1	0.2
Total	$353.6	$373.2

(d) Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(e) Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(f) Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	June 30, 2019	December 31, 2018
Other current liabilities	$3.2	$3.2
Other long-term liabilities	3.2	5.2
Total	$6.4	$8.4

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. In the first quarter of 2019, we paid $1.4 million per the purchase agreement. Since 2016 we have decreased the cumulative valuation of the sales milestones by net $12.8 million. The contingent consideration was accrued at its estimated fair value of $6.4 million as of June 30, 2019.

The following table provides a reconciliation of the Level 3 analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value (in millions):

December 31, 2018	$8.4
Payment of sales milestone	(1.4)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(0.6)
June 30, 2019	$6.4

The following table provides quantitative information about Level 3 inputs for fair value measurement of our analytical flow cytometer platform contingent consideration liability as of June 30, 2019. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input
Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Discount rate	11.5%
		Average cost of debt	4.3%

To estimate the fair value of Level 2 debt securities as of June 30, 2019, our primary pricing provider uses Reuters as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Reuters does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

For all commercial paper as of June 30, 2019, our primary pricing provider uses its leading pricing source in the hierarchy to determine pricing.

Our pricing provider performs daily reasonableness testing of the Reuters prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly testing of the Reuters prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$173.1	$1.2	$(0.1)	$174.2
Municipal obligations	11.1	0.1	—	11.2
Asset-backed securities	67.7	0.2	(0.1)	67.8
U.S. government sponsored agencies	93.0	0.8	(0.2)	93.6
Foreign government obligations	4.2	—	—	4.2
Other foreign obligations	2.5	—	—	2.5
	351.6	2.3	(0.4)	353.5
Long-term investments:
Asset-backed securities	0.1	—	—	0.1
	0.1	—	—	0.1
Total	$351.7	$2.3	$(0.4)	$353.6

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2019 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$127.0	$127.1
Mature in one to five years	168.5	169.5
Mature in more than five years	56.2	57.0
Total	$351.7	$353.6

Available-for-sale investments consist of the following (in millions):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$216.2	$0.1	$(1.3)	$215.0
Municipal obligations	11.1	—	(0.1)	11.0
Asset-backed securities	63.5	—	(0.4)	63.1
U.S. government sponsored agencies	80.9	0.2	(0.8)	80.3
Foreign government obligations	3.6	—	—	3.6
	375.3	0.3	(2.6)	373.0
Long-term investments:
Asset-backed securities	0.2	—	—	0.2
	0.2	—	—	0.2
Total	$375.5	$0.3	$(2.6)	$373.2

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	June 30, 2019	December 31, 2018
Fair value of investments in a loss position 12 months or more	$59.0	$117.9
Fair value of investments in a loss position less than 12 months	$51.5	$193.0
Gross unrealized losses for investments in a loss position 12 months or more	$0.3	$1.8
Gross unrealized losses for investments in a loss position less than 12 months	$0.1	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2019 or at December 31, 2018.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2019 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

June 30,
2019
Contracts maturing in July through September 2019 to sell foreign currency:
Notional value	$30.1
Unrealized gain or loss	$—
Contracts maturing in July through September 2019 to purchase foreign currency:
Notional value	$266.2
Unrealized loss	$0.2

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

The estimated fair value of our long-term debt discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	June 30, 2019			December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Total long-term debt, excluding leases and current maturities	$437.7	$438.3	2	$423.7	$435.8	2

Included in Other Investments in the Condensed Consolidated Balance Sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes in price or impairments. The carrying value of these investments was $8.6 million and $0.6 million as of June 30, 2019 and December 31, 2018, respectively.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2018:
Goodwill	$234.5	$320.5	$555.0
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	192.7	27.1	219.8

Acquisitions	15.6	—	15.6

Balances as of June 30, 2019:
Goodwill	250.1	320.5	570.6
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$208.3	$27.1	$235.4

In conjunction with the purchase of all the issued and outstanding stock of a small private company in March 2019 (see Note 2, "Acquisitions"), we recorded $15.6 million of goodwill that included workforce and time-to-market advantage, $5.5 million of Developed product technology, a definite-lived intangible asset, and $0.2 million of In-process research and development, an indefinite-lived intangible asset.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	June 30, 2019
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-6	$88.4	$(71.2)	$17.2
Know how	1-7	189.8	(161.4)	28.4
Developed product technology	1-10	135.5	(89.8)	45.7
Licenses	6-10	76.2	(42.6)	33.6
Tradenames	2-5	3.9	(3.4)	0.5
Covenants not to compete	7	3.1	(1.2)	1.9
Total definite-lived intangible assets		$496.9	$(369.6)	$127.3
In-process research and development		0.2	—	0.2
Total purchased intangible assets		$497.1	$(369.6)	$127.5

	December 31, 2018
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-6	$88.7	$(68.3)	$20.4
Know how	1-7	190.6	(159.8)	30.8
Developed product technology	1-10	130.4	(86.6)	43.8
Licenses	7-11	76.3	(40.9)	35.4
Tradenames	2-6	3.9	(3.3)	0.6
Covenants not to compete	7	3.2	(1.1)	2.1
Total definite-lived intangible assets		$493.1	$(360.0)	$133.1

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Amortization expense	$5.6	$7.4	$11.1	$14.8

5. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Six Months Ended
	June 30, 2019	June 30, 2018
Net income	$1,464.0	$924.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.1	68.7
Right-of-use asset amortization	19.8	—
Share-based compensation	16.3	12.1
Losses on dispositions of securities	—	0.6
Other-than-temporary impairment loss on investment	1.6	—
Change in fair market value of equity securities	(1,775.6)	(1,102.3)
Gain on divestiture of a product line	—	(5.1)
Losses on dispositions of fixed assets	0.2	0.8
Gain on sale of land	—	(4.1)
Changes in fair value of contingent consideration	(0.6)	(2.4)
Payments for operating lease liabilities	(18.4)	—
Decrease in accounts receivable	14.6	52.5
Increase in inventories	(8.0)	(11.7)
Decrease (increase) in other current assets	37.6	(5.9)
Decrease in accounts payable and other current liabilities	(23.0)	(43.7)
Increase (decrease) in income taxes payable	8.6	(20.9)
Increase in deferred income taxes	395.8	246.2
Increase in other long term liabilities	4.4	6.5
Other	(5.1)	2.1
Net cash provided by operating activities	$198.3	$118.2

Non-cash investing activities:
Purchased property, plant and equipment	$6.2	$7.3

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2019	December 31, 2018
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(1.0)	(1.3)
4.875% Senior Notes less unamortized discount and debt issuance costs	424.0	423.7
Capital leases and other debt	—	15.7
Finance leases and other debt	15.5	—
	439.5	439.4
Less current maturities	(1.8)	(0.5)
Long-term debt	$437.7	$438.9

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due December 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. We were in compliance with these covenants as of June 30, 2019. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In April 2019, Bio-Rad entered into a $200 million unsecured Credit Agreement. Borrowings under the 2019 Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of June 30, 2019, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of June 30, 2019. The 2019 Credit Agreement matures in April 2024. If we had borrowed against our 2019 Credit Agreement, the borrowing rate would have been 3.455% at June 30, 2019, which is based on the 3-month LIBOR.

The 2019 Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of June 30, 2019.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2019:	$(35.5)	$(14.8)	$3.3	$(47.0)
Other comprehensive (loss) income, before reclassifications	(6.5)	(0.3)	4.4	(2.4)
Amounts reclassified from Accumulated other comprehensive income	—	0.4	(0.1)	0.3
Income tax effects	—	—	(0.5)	(0.5)
Other comprehensive (loss) income, net of income taxes	(6.5)	0.1	3.8	(2.6)
Balances as of June 30, 2019:	$(42.0)	$(14.7)	$7.1	$(49.6)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2018:	$77.4	$(22.3)	$4.5	$59.6
Other comprehensive (loss) income, before reclassifications	(77.6)	0.5	(2.1)	(79.2)
Amounts reclassified from Accumulated other comprehensive income	—	0.8	0.2	1.0
Income tax effects	—	(0.1)	—	(0.1)
Other comprehensive (loss) income, net of income taxes	(77.6)	1.2	(1.9)	(78.3)
Balances as of June 30, 2018:	$(0.2)	$(21.1)	$2.6	$(18.7)

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Comprehensive income	2019	2018	2019	2018	Location
Amortization of foreign other post-employment benefit items	$(0.2)	$(0.5)	$(0.4)	$(0.8)	Other (income) expense, net
Net holding gains (losses) on equity securities and available-for-sale investments	$0.1	$(0.1)	$0.1	$(0.2)	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	29,814	29,814	29,807	29,801
Effect of potentially dilutive stock options and restricted stock awards	340	405	318	396
Diluted weighted average common shares	30,154	30,219	30,125	30,197
Anti-dilutive shares	41	13	217	13

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and investment income	$(3.8)	$(16.2)	$(23.3)	$(18.3)
Net realized loss on investments	—	0.1	—	0.2
Other-than-temporary impairment loss on investment	—	—	1.6	—
Gain on sale of land	—	—	—	(4.1)
Gain on divestiture of product line	—	—	—	(5.1)
Other (income) expense	(0.1)	0.2	(0.9)	0.3
Other (income) expense, net	$(3.9)	$(15.9)	$(22.6)	$(27.0)

An other-than-temporary impairment loss on investment was recorded in light of the investee's financial condition in the first quarter of 2019.

10.    INCOME TAXES

Our effective income tax rate was 22% and 21% for the three months ended June 30, 2019 and 2018, respectively. Our effective income tax rate was 23% for the first half of both 2019 and 2018.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that our California and certain foreign deferred tax assets will not be realized as of June 30, 2019, and have maintained a valuation allowance on such deferred tax assets.

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

As of June 30, 2019, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $3.4 million.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended June 30, 2019 and 2018 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2019	$212.4	$357.1	$3.1
	2018	$217.8	$354.0	$4.1

Segment net profit (loss)	2019	$11.4	$42.4	$(0.5)
	2018	$12.2	$27.8	$—

Information regarding industry segments for the six months ended June 30, 2019 and 2018 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2019	$428.1	$691.1	$7.4
	2018	$415.6	$704.8	$7.0

Segment net profit (loss)	2019	$34.3	$73.2	$(0.6)
	2018	$15.5	$64.4	$—

Information regarding industry segments at June 30, 2019, and December 31, 2018 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment assets	June 30, 2019	$508.9	$1,105.4	$7.2
	December 31, 2018	$450.2	$949.0	$5.9

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. For the three months ended June 30, 2019 compared to the same period in 2018, our Clinical Diagnostics segment had increased sales and gross profit along with decreased selling, general and administrative expense. For the six months ended June 30, 2019 compared to the same period in 2018, our Life Science segment had increased sales and gross profit, while our Clinical Diagnostics segment had decreased sales and gross profit, partially offset by decreased selling, general and administrative and research and development expenses. Segment assets at June 30, 2019 increased from December 31, 2018 balances due to inclusion of operating lease right-of-use assets in segment assets (see Note 14, "Leases"). The following reconciles total segment profit to consolidated income before taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total segment profit	$53.3	$40.0	$106.9	$79.9
Foreign currency exchange losses, net	(1.2)	—	(2.5)	(1.2)
Net corporate operating, interest and other expense not allocated to segments	(2.8)	(2.2)	(5.7)	(4.2)
Change in fair market value of equity securities	716.4	286.4	1,775.6	1,102.3
Other income (expense), net	3.9	15.9	22.6	27.0
Consolidated income before income taxes	$769.6	$340.1	$1,896.9	$1,203.8

The following reconciles total segment assets to consolidated total assets (in millions):

	June 30, 2019	December 31, 2018
Total segment assets	$1,621.5	$1,405.1
Cash and other current assets	1,120.1	1,047.2
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	61.0	79.9
Goodwill, net	235.4	219.8
Other long-term assets	4,608.9	2,859.1
Total assets	$7,646.9	$5,611.1

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

13.    RESTRUCTURING COSTS

Restructuring Costs for European Reorganization

In May, 2016, we announced that we would take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with the creation and evolution of our organization structure and coordinated with the implementation of our global single instance enterprise resource planning ("ERP") platform, are expected to be incurred through 2019. We recorded less than $0.1 million and $(0.1) million of adjustments in restructuring charges related to severance and other employee benefits for the three and six months ended June 30, 2019, respectively. The amounts recorded were reflected in Cost of goods sold of $(0.1) million in the Condensed Consolidated Statements of Income for the six months ended June 30, 2019. From May 2016 to June 30, 2019, total expenses were $12.7 million. The liability of $0.7 million as of June 30, 2019 was recorded in Accrued payroll and employee benefits in the Condensed Consolidated Balance Sheets.

Restructuring Costs for Termination of a Diagnostics Research and Development Project and Facility Closures

In December 2017, we announced the termination of a diagnostics research and development project in Europe. We recorded less than $0.1 million and less than $(0.1) million of adjustments in restructuring charges related to severance and employee benefits for the three and six months ended June 30, 2019, respectively. From December 2017 to June 30, 2019, total expenses were $21.4 million.

In June 2018, we announced the closure of a small manufacturing operation in Munich, Germany. We recorded $(0.2) million and $(0.3) million of adjustments in restructuring charges related to severance and employee benefits for the three and six months ended June 30, 2019, respectively. From June 2018 to June 30, 2019, total expenses were $1.4 million.

In December 2018, we announced the closure of a small manufacturing facility outside Paris, France. We recorded less than $0.1 million and less than $(0.1) million of adjustments in restructuring charges related to severance and employee benefits for the three and six months ended June 30, 2019, respectively. From December 2018 to June 30, 2019, total expenses were $4.1 million.

Restructuring charges for the termination of a diagnostics research and development project and the facility closures are all included in our Clinical Diagnostics segment's results of operations. The amounts recorded were reflected in Cost of goods sold of less than $(0.1) million and $(0.2) million, and in Research and development expense of $(0.1) million and $(0.1) million in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively. The liability of $5.8 million as of June 30, 2019 consisted of $3.0 million recorded in Accrued payroll and employee benefits, $0.2 million recorded in Other current liabilities, and $2.6 million recorded in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity for the termination of the diagnostics research and development project and the facility closures restructuring reserves for severance and exit costs (in millions):

Balances as of December 31, 2018:	$11.5
Adjustment to expense	(0.3)
Cash payments	(5.3)
Foreign currency translation gains	(0.1)
Balances as of June 30, 2019:	$5.8

14.    LEASES

We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 20 years, which includes our determination to exercise renewal options.

The components of lease expense were as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost	$12.1	$24.5

Finance lease cost:
Amortization of right-to-use assets	$0.2	$0.4
Interest on lease liabilities	0.3	0.5
Total finance lease cost	$0.5	$0.9

Sublease income	$0.7	$1.5
The sublease is for a building in Massachusetts. The term of the sublease ends in 2025, with no options to extend or renew.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.3	$22.9
Operating cash flows from finance leases	$0.3	$0.5
Financing cash flows from finance leases	$0.1	$0.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4.5	$5.8
Finance leases	$—	$—

Supplemental balance sheet information related to leases was as follows ($'s in millions):

June 30, 2019

Operating Leases
Operating lease right-of-use assets	$215.5

Current operating lease liabilities	$33.9
Operating lease liabilities	187.7
Total operating lease liabilities	$221.6

June 30, 2019

Finance Leases
Property, plant and equipment, gross	$11.4
Less: accumulated depreciation and amortization	(3.9)
Property, plant and equipment, net	$7.5

Current maturities of long-term debt and notes payable	$0.5
Long-term debt, net of current maturities	11.3
Total finance lease liabilities	$11.8

June 30, 2019

Weighted Average Remaining Lease Term
Operating leases - in years	9
Finance leases - in years	18

Weighted Average Discount Rate
Operating leases	4.3%
Finance leases	6.5%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2019 (excluding the six months ended June 30, 2019)	$21.9	$0.7
2020	39.2	1.3
2021	33.5	1.2
2022	26.2	1.1
2023	22.7	1.1
Thereafter	132.0	16.2
Total lease payments	275.5	21.6
Less imputed interest	(53.9)	(9.8)
Total	$221.6	$11.8

As of June 30, 2019, we have additional operating leases for facilities in Germany, Singapore, Spain, Israel and Thailand that have not commenced for a total of $15.5 million. The operating leases will commence in July 2019 with lease terms of 2.5 to 10 years. The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles and other equipment with shorter terms and higher-turn over.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2018 and the Condensed consolidated financial statements for the three and six months ended June 30, 2019.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the referendum in the United Kingdom to withdraw from the European Union. Approximately 40% of our year-to-date 2019 consolidated net sales are derived from the United States and approximately 60% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

In March 2019, we completed the acquisition of all the issued and outstanding stock of a small private company for approximately $20.0 million. Cash payments, net of closing cash, consisted of $4.0 million paid in November 2018 and the remaining $16.0 million paid in March 2019. The acquisition was included in our Life Science segment's results of operations from the acquisition date and was accounted for as a business combination. As of June 30, 2019, the preliminary allocation of the payments were $15.6 million to goodwill that included workforce and time-to-market advantage, $5.5 million to definite-lived intangibles, $0.2 million to in-process research and development, an indefinite-lived intangible asset, and a deferred tax liability of $1.3 million related to the purchased intangibles. The purchase price allocation is preliminary as additional time is required to complete the valuation of the intangibles.

We believe that the acquisition will expand our reagents suite of offerings in our Life Science operations.

The following shows cost of goods sold, gross profit, expense items, change in fair market value of equity securities, and net income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.3	47.6	45.0	46.4
Gross profit	53.7	52.4	55.0	53.6
Selling, general and administrative expense	35.1	36.5	36.3	37.2
Research and development expense	8.8	8.2	8.7	8.6
Change in fair market value of equity securities	125.1	49.7	157.6	97.8
Net income	104.6	46.5	129.9	82.0

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and six months ended June 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three and six months ended June 30, 2019, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Three Months Ended June 30, 2019 Compared to
Three Months Ended June 30, 2018

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the second quarter of 2019 were $572.6 million compared to $575.9 million in the second quarter of 2018, a decrease of 0.6%.  Excluding the impact of foreign currency, second quarter 2019 sales increased by approximately 2.7% compared to the same period in 2018. Currency neutral sales increased in all three major regions, the Americas, Europe and Asia.

The Life Science segment reported sales for the second quarter of 2019 were $212.4 million, a decrease of 2.5% compared to the same period last year.  On a currency neutral basis, sales decreased 0.1% compared to the second quarter in 2018. The currency neutral sales decrease was primarily driven by our Process Chromatography product line characterized by large and irregular ordering patterns by our customers that was largely offset by growth in the Droplet Digital PCR and Gene Expression product lines. Currency neutral sales increases occurred in the Americas and Asia, and were down in Europe.

The Clinical Diagnostics segment reported sales for the second quarter of 2019 were $357.1 million, an increase of 0.9% compared to the same period last year.  On a currency neutral basis, sales increased 4.8% compared to the second quarter in 2018.  The currency neutral sales increase was primarily due to solid growth in our Quality Controls, Immunology and Diabetes product lines. On a geographic view, currency neutral sales growth for the second quarter was seen across all three major regions, with the strongest growth in Asia.

Consolidated gross margins were 53.7% for the second quarter of 2019 compared to 52.4% for the second quarter of 2018.  Life Science segment gross margins for the second quarter of 2019 increased from the prior year period by approximately 1.8 percentage points primarily due to a favorable mix that occurred within Droplet Digital PCR and Gene Expression product lines. In addition, there was a decrease in service and logistics costs. Clinical Diagnostics segment gross margins for the second quarter of 2019 increased by approximately 1.2 percentage points from the same period last year, primarily driven by lower excess and obsolete inventory related costs and a restructuring charge in the second quarter of 2018 related to a manufacturing facility closure.

Selling, general and administrative expenses (SG&A) decreased to $201.3 million or 35.1% of sales for the second quarter of 2019 compared to $210.4 million or 36.5% of sales for the second quarter of 2018, an overall decrease of $9.1 million.  Decreases to SG&A were primarily related to lower professional fees of $5.3 million, lower bad debt expense of $4.0 million, lower travel of $3.4 million and including the impact of currency. These expenses were partially offset by increases in employee related expenses of $4.6 million.

Research and development expense (R&D) increased to $50.1 million or 8.8% of sales in the second quarter of 2019 compared to $47.5 million or 8.2% of sales in the second quarter of 2018.  Life Science segment R&D increased in the second quarter of 2019 compared to the prior year period. The increase was primarily driven by additional spending for outside consultants of $1.4 million related to new product innovation within the Droplet Digital PCR product line. Clinical Diagnostics segment R&D decreased in the second quarter of 2019 from the prior year period primarily from the timing of projects that led to lower spending for outside professional services of $2.2 million, partially offset by an increase in employee related expenses of $1.0 million.

Results of Operations – Non-operating

Interest expense for the second quarter of 2019 and 2018 was $5.8 million and $6.0 million, respectively, relatively flat compared to the prior year period.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange was a net loss of $1.2 million for the second quarter of 2019 compared to a gain of $15 thousand for the second quarter of 2018. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the cost of hedging.

Change in fair market value of equity securities was a gain of $716.4 million compared to a gain of $286.4 million for the second quarter of 2019 and 2018, respectively, primarily resulting from the recognition of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the second quarter of 2019 was $3.9 million income, compared to $15.9 million income for the second quarter of 2018. The decrease was primarily due to dividends from our investment in Sartorius AG, which were declared in the first quarter of 2019 compared to the second quarter of 2018.

Our effective income tax rate was 22% and 21% for the three months ended June 30, 2019 and 2018, respectively.

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

Six Months Ended June 30, 2019 Compared to
Six Months Ended June 30, 2018

Net sales (sales) for the first half of 2019 and 2018 were both $1.13 billion.  Excluding the impact of foreign currency, the first half of 2019 sales increased by approximately 3.4% compared to the same period in 2018. Currency neutral sales increased in all three major regions, the Americas, Europe and Asia.

The Life Science segment sales for the first half of 2019 were $428.1 million, an increase of 3.0% compared to the same period last year.  On a currency neutral basis, sales increased 5.6% compared to the first half of 2018. The currency neutral sales increase was primarily driven by growth in our Droplet Digital PCR, Protein Quantification, Process Chromatography, Gene Expression, Cell Biology and Food Science product lines. Currency neutral sales increases occurred mostly in the Americas, but there was growth across all regions.

The Clinical Diagnostics segment sales for the first half of 2019 were $691.1 million, a decrease of 1.9% compared to the same period last year.  On a currency neutral basis, sales increased 2.0% compared to the first half of 2018. The currency neutral sales in the first half of 2018 benefited from a one-time $6.0 million receipt for the resolution of a licensed patent. Excluding the one-time receipt last year, we saw currency neutral sales growth across all three regions, the Americas Europe and Asia. Product lines that contributed to the growth included Quality Controls, Immunology, Blood Typing and Diabetes.

Consolidated gross margins were 55.0% for the first half of 2019 compared to 53.6% for the first half of 2018.  Life Science segment gross margins for the first half of 2019 increased from the prior year period by approximately 4.3 percentage points primarily due to the sales increase across most product lines, a $7.4 million cost of sales benefit from an escrow release related to an acquisition from 2011 within the Life Science group, as well as a decrease in service and logistics costs. Clinical Diagnostics segment gross margins for the first half of 2019 decreased by approximately 0.2 percentage points from the same period last year, primarily driven by higher cost of service that was mostly offset by lower excess and obsolete inventory related costs, and logistics costs. The gross margin for the first half of 2018 benefited from a one-time receipt of $6.0 million for the resolution of a licensed patent, partially offset by a restructuring charge related to a manufacturing facility closure.

SG&A decreased to $408.8 million or 36.3% of sales for the first half of 2019 compared to $419.6 million or 37.2% of sales for the first half of 2018, an overall decrease of $10.8 million. Decreases to SG&A were primarily related to lower bad debt expense of $6.7 million, lower professional fees of $6.4 million, lower travel of $3.3 million, and including the impact of currency. These expenses were partially offset by increases in employee related expenses of $8.8 million.

Research and development expense (R&D) increased to $97.7 million or 8.7% of sales in the first half of 2019 compared to $96.9 million or 8.6% of sales in the first half of 2018.  Life Science segment R&D increased in the first half of 2019 compared to the prior year period. The increase was primarily driven by additional spending for outside consultants of $3.2 million related to new product innovation within the Droplet Digital PCR product line. Clinical Diagnostics segment R&D decreased in the first half of 2019 from the prior year period primarily from lower spending due to the timing of projects that led to lower outside professional services expense of $4.4 million and lower R&D supplies expense of $1.7 million, partially offset by an increase in employee related expenses of $0.7 million.

Results of Operations – Non-operating

Interest expense for the first half of 2019 and 2018 were both $11.8 million, flat compared to the prior year period.

Foreign currency exchange net losses were $2.5 million and $1.2 million for the first half of 2019 and 2018, respectively. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the cost of hedging.

Change in fair market value of equity securities was a gain of $1.78 billion compared to a gain of $1.10 billion for the first half of 2019 and 2018, respectively, primarily resulting from the recognition of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the first half of 2019 was $22.6 million income, compared to $27.0 million income for the first half of 2018. The decrease was primarily due to gains on a land sale of $4.1 million and a divestiture of a product line of $5.1 million that both occurred in the first quarter of 2018, partially offset by higher investment income and higher dividends from our investment in Sartorius AG compared to the prior year period.

Our effective income tax rate was 23% for the first half of both 2019 and 2018.

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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200 million unsecured Credit Agreement that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the 2019 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of June 30, 2019, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The 2019 Credit Agreement matures in April 2024. In total under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $209.7 million available for borrowing and usage as of June 30, 2019, which was reduced by approximately $3.1 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

At June 30, 2019, we had $981.9 million in cash, cash equivalents and short-term investments, of which approximately 23% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs.

Demand for our products and services could change more dramatically than in previous years based on activity, funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending, international trade disputes and increased regulation could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity.

Cash Flows from Operations

Net cash provided by operations was $198.3 million compared to $118.2 million for the six months ended June 30, 2019 and 2018, respectively.  The increase in operating cash flows was primarily the net effect of:

•	lower cash paid to suppliers and employees in 2019 that included lower payments for employee incentives and value added tax refunds of approximately $42 million,

•	lower income tax payments in 2019 compared to 2018, and

•	higher investment income received, partially offset by

•
lower cash received from customers in the first half of 2019 than the first half of 2018; although sales were flat for the first half of 2019 compared to the first half of 2018, there was lower sales activity in the fourth quarter of 2018, and the absence of a benefit from the delayed 2017 ERP implementation issues that increased 2018 collections, and

•	forward foreign exchange contracts had net payments in 2019 compared to net proceeds in 2018.

Cash Flows from Investing Activities

Net cash used in investing activities was $37.8 million compared to $102.7 million for the six months ended June 30, 2019 and 2018, respectively. Purchases, sales and maturities of marketable securities and investments combined had an overall increase of $76.7 million primarily due to higher maturities and sales, and lower purchases.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

During the first quarter of 2019, we received $7.4 million from an escrow release related to an acquisition from 2011 within the Life Science Group. During the first quarter of 2018, we received $6.9 million for a divestiture of a product line and $4.1 million for a land sale.

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

Capital expenditures totaled $45.8 million and $53.9 million for the six months ended June 30, 2019 and 2018, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. As we implement the remaining smaller phases of the enterprise resource planning (ERP) platform, we expect lower levels of information technology capital expenditures as the majority of the ERP platform has been implemented.

Cash Flows from Financing Activities

Net cash used in financing activities was $13.5 million compared to net cash provided by financing activities was $0.5 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in the six months ended June 30, 2019 was primarily due to the repurchase of our common stock for $15.0 million under our repurchase program as described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, and lower net proceeds of $3.2 million than in 2018 for the issuance of common stock for share-based compensation. Net cash used in the six months ended June 30, 2019 compared to net cash provided by financing activities for the six months ended June 30, 2019 was partially offset by the net proceeds of $3.8 million in 2019 from the reissuance of treasury stock for share-based compensation as described below under Treasury Shares, and lower payments for finance leases in 2019 compared to capital leases in 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2019, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first six months of 2019 our foreign entities generated 60% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including the requirements for compliance with the EU General Data Protection Regulation, which went into effect May 25, 2018), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, quotas and other trade barriers, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's anticipated withdrawal from the European Union (commonly referred to as “Brexit”) could disrupt the free movement of goods, services and people between the United Kingdom and the European Union and result in increased regulatory, legal, labor and tax complexities.

Given the high level of complexity of the foreign and U.S. laws and regulations that apply to our international operations, there is a risk that we may inadvertently breach some provisions, for example, through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Our success depends, in part, on our ability to anticipate these risks and manage these challenges through policies, procedures and internal controls. However, we have a dispersed international sales organization, and we use distributors and agents in many of our international operations. This structure makes it more difficult for us to ensure that our international selling operations comply with laws and regulations, and our global policies and procedures.

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

Through our sales and eCommerce channels, we collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on our Web site. We also acquire and retain information about suppliers and employees in the normal course of business. Such information on our systems includes personally identifiable information and, in limited instances, protected health information. We also create and maintain proprietary information that is critical to our business, such as our product designs and manufacturing processes. Despite recent initiatives to improve our technology systems, such as our enterprise resource planning implementation and the centralization of our global information technology organization, we could experience a significant data security breach. Computer hackers may attempt to penetrate our or our vendors’ information systems and, if successful, misappropriate confidential customer, supplier, employee or other business information, such as our intellectual property. Third parties could also gain control of our systems and use them for criminal purposes while appearing to be us. As a result, we could lose existing customers, have difficulty attracting new customers, be exposed to claims from customers, financial institutions, payment card associations, employees and other persons, have regulatory sanctions or penalties imposed, incur additional expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Our operations and ability to process sales orders, particularly through our eCommerce channels, could also be disrupted. Any significant breakdown, intrusion, interruption, corruption, or destruction of our systems, as well as any data breaches, could have a material adverse effect on our business and results of operations. See also our risk factors regarding our ERP implementation above and our information technology systems below.

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

•
Third party payors, such as Medicare and Medicaid in the United States, have reduced their reimbursements for certain medical products and services. Our Clinical Diagnostics business is impacted by the level of reimbursement available for clinical tests from third party payors. In the United States payment for many diagnostic tests furnished to Medicare fee-for-service beneficiaries is made based on the Medicare Clinical Laboratory Fee Schedule (CLFS), a fee schedule established and adjusted from time to time by the Centers for Medicare and Medicaid Services (CMS). Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Laboratories and clinicians may decide not to order or perform certain clinical diagnostic tests if third party payments are inadequate, and we cannot predict whether third party payors will offer adequate reimbursement for tests utilizing our products to make them commercially attractive. Legislation, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA) and the Middle Class Tax Relief and Job Creation Act of 2012, has reduced the payments for clinical laboratory services paid under the CLFS. In addition, the Protecting Access to Medicare Act of 2014 (PAMA) has made significant changes to the way Medicare will pay for clinical laboratory services, which has further reduced reimbursement rates.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, in April 2017 the European Parliament voted to enact final regulations that include broad changes regarding in vitro diagnostic devices and medical devices, which will require us to modify or re-register some products and will result in additional costs. In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Brexit also will likely result in additional regulatory requirements associated with goods sold in the United Kingdom and will likely result in additional complexities and possible delays with respect to goods, raw materials and personnel moving between the United Kingdom and the European Union. In addition, new government administrations may interpret existing regulations or practices differently. For example, the Mexican health regulatory agency COFEPRIS recently cited Bio-Rad’s Mexican subsidiary for operating practices that had been endorsed by a prior administration, and this action may have some impact on Bio-Rad’s ability to conduct its Clinical Diagnostics business in Mexico until the citations are resolved. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Such regulations could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our international operations and regarding global economic conditions above.

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

We are subject to income taxes in the United States and many foreign jurisdictions.  We report our results of operations based on our determination of the amount of taxes owed in various tax jurisdictions in which we operate. The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain.  Our determination of tax liability is subject to review or examination by tax authorities in various tax jurisdictions.  Tax authorities have disagreed with our judgment in the past and may disagree with positions we take in the future resulting in assessments of additional taxes.  Any adverse outcome of such review or examination could have a negative impact on our operating results and financial condition.

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

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) which made a number of substantial changes to how the United States imposes income tax on multinational corporations. The U.S Treasury, Internal Revenue Service and other standard setting bodies continue to issue guidance and interpretation relating to the Tax Act.  As future guidance is issued, we may make adjustments to amounts previously reported that could materially impact our financial statements.

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
For example, in January 2016, the FASB issued Accounting Standards Update No. (ASU) 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting), such as our investment in Sartorius AG, will be measured at fair value through earnings. The impact of adoption of ASU 2016-01 in the first quarter of 2018 materially impacted our Condensed Consolidated Statements of Income due to our investment in Sartorius AG and this impact may continue in future periods.

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

Our reported financial results may be materially affected by changes in the market value of our investment in Sartorius AG.
Changes in the market value of our investment in Sartorius AG may continue to materially impact our Consolidated Statements of Income and other financial statements. A decline in the market value of our investment in Sartorius AG could result in significant losses due to write-downs in the value of the equity securities. An increase in the market value of our investment in Sartorius AG could result in a significant and favorable impact to net income independent of the actual operating performance of our business. For example, net income for the second quarters of both 2019 and 2018 were significantly and favorably impacted by recognition, on the income statement, of changes in the fair market value of equity securities of $716.4 million and $286.4 million, respectively, primarily related to the holdings of our investment in Sartorius AG.

Our share price may change significantly based upon changes in the market valuation of Sartorius AG, and such change may be unrelated to the actual performance of our business. Non-operating income for a period may be significantly impacted by the timing of dividends paid by Sartorius AG, particularly in comparison to prior year periods.

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

We also have positions in equity securities, including our investment in Sartorius AG. Financial markets are volatile and the markets for these equity securities can be illiquid as well. A decline in the market value of our investments in equity securities that we own could result in significant losses due to write-downs in the value of the equity securities. In addition, if we need to convert these positions to cash, we may not be able to sell these equity securities without significant losses.

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

We have substantial debt and have the ability to incur additional debt. As of June 30, 2019, we had approximately $439.4 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

We are subject to healthcare laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

We are subject to healthcare regulation and enforcement by both the U.S. federal government and the U.S. states and foreign governments in which we conduct our business. These healthcare laws and regulations include, for example:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock. Repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. This authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
April 1 to April 30, 2019	—		$—	—		$201.1
May 1 to May 31, 2019	25,421	Class A	$291.70	25,421	Class A	$193.7
June 1 to June 30, 2019	25,977	Class A	$292.01	25,977	Class A	$186.1

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	August 6, 2019	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	August 6, 2019	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer