Form 10-Q
period 2019-09-30
BIO-RAD LABORATORIES, INC.
filed 2019-11-01
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at October 23, 2019:	Class A -	24,836,205	Class B -	5,098,637

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2019

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2019	December 31, 2018
ASSETS:	(Unaudited)
Cash and cash equivalents	$561,071	$431,526
Short-term investments	418,177	413,270
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $23,147 at 2019 and $26,713 at 2018	356,025	392,443
Inventories:
Raw materials	112,432	108,008
Work in process	141,268	145,051
Finished goods	334,287	330,756
Total inventories	587,987	583,815
Prepaid expenses	109,584	187,249
Other current assets	9,228	9,615
Total current assets	2,047,632	2,023,478
Property, plant and equipment	1,347,364	1,326,829
Less: accumulated depreciation and amortization	(851,488)	(818,139)
Property, plant and equipment, net	495,876	508,690
Operating lease right-of-use assets	217,516	—
Goodwill, net	264,084	219,770
Purchased intangibles, net	146,965	133,123
Other investments	3,931,715	2,655,709
Other assets	73,328	70,298
Total assets	$7,177,116	$5,611,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	September 30, 2019	December 31, 2018
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable, accrued payroll and employee benefits	$249,835	$265,960
Current maturities of long-term debt and notes payable	1,769	493
Income and other taxes payable	35,252	56,188
Current operating lease liabilities	33,694	—
Other current liabilities	113,490	128,154
Total current liabilities	434,040	450,795
Long-term debt, net of current maturities	437,808	438,937
Deferred income taxes	838,001	553,239
Operating lease liabilities	192,600	—
Other long-term liabilities	143,475	147,766
Total liabilities	2,045,924	1,590,737

Stockholders’ equity:
Class A common stock, shares issued 24,942,773 and 24,884,265 at 2019 and 2018, respectively; shares outstanding 24,834,725 and 24,704,772 at 2019 and 2018, respectively	2	2
Class B common stock, shares issued 5,100,137 and 5,096,421 at 2019 and 2018, respectively; shares outstanding 5,100,137 and 5,095,504 at 2019 and 2018, respectively	1	1
Additional paid-in capital	396,432	394,342
Class A treasury stock at cost, 108,048 and 179,493 shares at 2019 and 2018, respectively	(30,443)	(49,040)
Class B treasury stock at cost, 0 and 917 shares at 2019 and 2018, respectively	—	(89)
Retained earnings	4,917,313	3,722,073
Accumulated other comprehensive loss	(152,113)	(46,958)
Total stockholders’ equity	5,131,192	4,020,331
Total liabilities and stockholders’ equity	$7,177,116	$5,611,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales	$560,633	$545,138	$1,687,231	$1,672,568
Cost of goods sold	253,607	258,422	760,674	781,982
Gross profit	307,026	286,716	926,557	890,586
Selling, general and administrative expense	201,622	201,196	610,460	620,751
Research and development expense	47,944	49,245	145,641	146,122
Income from operations	57,460	36,275	170,456	123,713
Interest expense	5,525	6,064	17,352	17,823
Foreign currency exchange losses, net	898	672	3,411	1,911
Change in fair market value of equity securities	390,620	(318,007)	(1,384,999)	(1,420,339)
Other (income) expense, net	(4,367)	(2,585)	(26,959)	(29,588)
(Loss) income before income taxes	(335,216)	350,131	1,561,651	1,553,906
Benefit from (provision for) income taxes	76,400	(80,805)	(356,462)	(359,763)
Net (loss) income	$(258,816)	$269,326	$1,205,189	$1,194,143

Basic (loss) earnings per share:
Net (loss) income per basic share	$(8.68)	$9.02	$40.42	$40.04
Weighted average common shares - basic	29,831	29,863	29,815	29,822

Diluted (loss) earnings per share:
Net (loss) income per diluted share	$(8.68)	$8.89	$39.97	$39.50
Weighted average common shares - diluted	29,831	30,292	30,149	30,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(258,816)	$269,326	$1,205,189	$1,194,143
Other comprehensive income (loss):
Foreign currency translation adjustments	(103,332)	(13,556)	(109,888)	(91,128)
Foreign other post-employment benefits adjustments, net of income taxes	359	105	501	1,281
Net holding gain (loss) on equity securities and net unrealized holding gain (loss) on available-for-sale investments, net of income taxes	433	(138)	4,232	(1,989)
Other comprehensive income (loss), net of income taxes	(102,540)	(13,589)	(105,155)	(91,836)
Comprehensive (loss) income	$(361,356)	$255,737	$1,100,034	$1,102,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Cash received from customers	$1,716,486	$1,715,960
Cash paid to suppliers and employees	(1,392,653)	(1,494,794)
Interest paid, net	(11,381)	(11,721)
Income tax payments, net	(42,634)	(57,840)
Investment proceeds and miscellaneous receipts, net	28,092	21,601
Proceeds from forward foreign exchange contracts, net	185	7,279
Net cash provided by operating activities	298,095	180,485
Cash flows from investing activities:
Capital expenditures	(76,934)	(75,951)
Proceeds from dispositions of property, plant and equipment	85	4,273
Proceeds from divestiture of a product line	—	6,964
(Payments for) proceeds from acquisitions, net of cash received	(75,811)	266
Recovery of (payments for) purchases of intangible assets	7,383	(3)
Payments for purchases of marketable securities and investments	(266,839)	(286,826)
Proceeds from sales of marketable securities and investments	83,315	60,488
Proceeds from maturities of marketable securities and investments	181,108	158,622
Net cash used in investing activities	(147,693)	(132,167)
Cash flows from financing activities:
Payments on long-term borrowings	(487)	(1,595)
Payments for credit agreement renewal fees	(486)	—
Payments of contingent consideration	(2,477)	(2,078)
Proceeds from issuances of common stock for share-based compensation	9,740	10,858
Tax payments from net share settlement	(8,096)	(8,862)
Proceeds from reissuances of treasury stock for share-based compensation, net	3,831	—
Payments for purchases of treasury stock	(20,000)	—
Net cash used in financing activities	(17,975)	(1,677)
Effect of foreign exchange rate changes on cash	(3,239)	3,965
Net increase in cash, cash equivalents, and restricted cash	129,188	50,606
Cash, cash equivalents, and restricted cash at beginning of period	434,164	384,983
Cash, cash equivalents, and restricted cash at end of period	$563,352	$435,589

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that agrees to the same amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$561,071	$434,517
Restricted cash included in Other current assets	100	102
Restricted cash included in Other assets	2,181	970
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$563,352	$435,589

These restricted cash items are primarily related to performance guarantees.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	$3	$394,342	$(49,129)	$3,722,073	$(46,958)	$4,020,331
Net income	—	—	—	865,195	—	865,195
Other comprehensive loss, net of tax	—	—	—	—	(34,007)	(34,007)
Stock compensation expense	—	8,505	—	—	—	8,505
Reissuance of treasury stock	—	—	5,398	(1,567)	—	3,831
Balance at March 31, 2019	$3	$402,847	$(43,731)	$4,585,701	$(80,965)	$4,863,855
Net income	—	—	—	598,810	—	598,810
Other comprehensive income, net of tax	—	—	—	—	31,392	31,392
Issuance of common stock	—	(64)	—	—	—	(64)
Stock compensation expense	—	7,818	—	—	—	7,818
Purchase of treasury stock	—	—	(15,001)	—	—	(15,001)
Balance at June 30, 2019	$3	$410,601	$(58,732)	$5,184,511	$(49,573)	$5,486,810
Net loss	—	—	—	(258,816)	—	(258,816)
Other comprehensive loss, net of tax	—	—	—	—	(102,540)	(102,540)
Issuance of common stock	—	1,708	—	—	—	1,708
Stock compensation expense	—	9,029	—	—	—	9,029
Purchase of treasury stock	—	—	(4,999)	—	—	(4,999)
Reissuance of treasury stock	—	(24,906)	33,288	(8,382)	—	—
Balance at September 30, 2019	$3	$396,432	$(30,443)	$4,917,313	$(152,113)	$5,131,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(continued)
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2017	$3	$361,231	$(217)	$1,830,439	$738,794	$2,930,250
Adoption of new accounting guidance				1,526,019	(679,257)	846,762
Net income	—	—	—	656,774	—	656,774
Other comprehensive income, net of tax	—	—	—	—	44,548	44,548
Issuance of common stock	—	3,872	—	—	—	3,872
Stock compensation expense	—	5,885	—	—	—	5,885
Balance at March 31, 2018	$3	$370,988	$(217)	$4,013,232	$104,085	$4,488,091
Net income	—	—	—	268,043	—	268,043
Other comprehensive loss, net of tax	—	—	—	—	(122,795)	(122,795)
Issuance of common stock	—	(598)	—	—	—	(598)
Stock compensation expense	—	6,205	—	—	—	6,205
Balance at June 30, 2018	$3	$376,595	$(217)	$4,281,275	$(18,710)	$4,638,946
Net income	—	—	—	269,326	—	269,326
Other comprehensive loss, net of tax	—	—	—	—	(13,589)	(13,589)
Issuance of common stock	—	(1,278)	—	—	—	(1,278)
Stock compensation expense	—	7,076	—	—	—	7,076
Balance at September 30, 2018	$3	$382,393	$(217)	$4,550,601	$(32,299)	$4,900,481

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

Reagent Rental Agreements

Reagent rental agreements are a diagnostic industry sales method that provides use of an instrument and consumables (reagents) to a customer on a per test basis. These agreements may also include maintenance of the underlying instruments retained at customer locations as well as initial training. We initially determine if a reagent rental arrangement contains a lease at lease commencement. Where we have determined that such an arrangement contains a lease, we next must ascertain its lease classification for purposes of applying appropriate accounting treatment as an operating, sales-type or direct financing lease. In addition, for purposes of determining the lease term used in performing the lease classification test, we include the noncancellable period of the lease together with those periods covered by the option to extend the lease if the customer is reasonably certain to exercise that option, the periods covered by an option to terminate the lease if the customer is reasonably certain not to exercise that option, and the periods covered by the option to extend (or not to terminate) the lease in which exercise of the option is controlled by the company. While most of our reagent rental arrangements contain either the option for a lessee to extend and/or cancel, the period in which the contract is enforceable is a very short period and therefore the lease term has been limited to the noncancellable period. Furthermore, it has historically been very rare for these arrangements to contain an option for the lessee to purchase the underlying asset.

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

Revenue allocated to the lease elements of these reagent rental arrangements represents approximately 3% of total revenue for both the three and nine months ended September 30, 2019, and approximately 5% of total revenue for both the three and nine months ended September 30, 2018, and is included as part of Net sales in our Condensed Consolidated Statements of Income.

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

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region based primarily on the location of the use of the product or service (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Europe	$181.9	$182.7	$556.1	$579.5
Asia	120.7	110.3	354.3	341.7
United States	225.8	218.3	674.0	649.8
Other (primarily Canada and Latin America)	32.2	33.8	102.8	101.6
Total Net sales	$560.6	$545.1	$1,687.2	$1,672.6

The disaggregation of our revenue by industry segment sources is presented in our Segment Information footnote (see Note 11).

Deferred revenues represent mostly unrecognized fees billed or collected for extended service arrangements. Deferred revenues are generally recognized ratably over the term of the service contract as our performance extends over the life of the arrangement. A majority of our deferred revenue balance is classified as current with an expected length of one year or less. The increase in our total deferred revenue balance from $37.3 million at December 31, 2018 to $45.6 million at September 30, 2019 is primarily driven by $30.1 million, net, of cash payments received or due in advance of satisfying our performance obligations, partially offset by $21.8 million of revenue recognized that were included in our deferred revenue balance as of December 31, 2018.

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets, were as follows (in millions):

December 31, 2018	$10.1
Provision for warranty	7.3
Actual warranty costs	(8.4)
September 30, 2019	$9.0

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Operating lease liabilities in our Condensed Consolidated Balance Sheet as of September 30, 2019. Finance leases are included in Property, plant and equipment, Current maturities of long-term debt and notes payable, and Long-term debt, net of current maturities in our Condensed Consolidated Balance Sheet as of September 30, 2019.

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

Recent Accounting Pronouncements and Securities and Exchange Commission ("SEC") Rule Adopted

In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. We prospectively adopted ASU 2018-15 effective January 1, 2019. As of September 30, 2019, we capitalized $2.4 million of implementation costs for cloud computing arrangements, net of accumulated amortization, primarily for business analytics software. These costs were recorded in Other current assets and Other assets in the Condensed Consolidated Balance Sheet.

In August 2018, the SEC issued Final Rule Release No. 33-10532, "Disclosure Update and Simplification" that extends to interim periods the annual disclosure requirement of presenting the changes in stockholders' equity, which was effective in the first quarter of 2019.

In February 2016, the FASB issued ASU 2016-02, "Leases," and related accounting standard updates, which requires, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures are enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. We adopted ASU 2016-02 on a modified retrospective basis effective January 1, 2019 with practical expedients, and did not restate comparative prior periods. The practical expedients elected in transition included, among other items, for leases that existed prior to January 1, 2019, not reassessing whether any contracts are or contain embedded leases, not reassessing the classification of existing leases, and not reassessing whether previously capitalized initial direct costs qualify for capitalization. Where we act as a lessee, the adoption of the standard resulted in material additions to the balance sheet for right-of-use assets and the associated liabilities, see Note 14, Leases. Where we act as a lessee, we also elected not to separate lease and non-lease components. Where we act as a lessor in reagent rental arrangements, there was an insignificant impact to our Condensed Consolidated Financial Statements, which is more fully described above under the caption "Reagent Rental Agreements."

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

2.ACQUISITIONS

In August 2019, we acquired all the issued and outstanding membership interests of a small U.S. manufacturer for approximately $60.0 million. Cash payments at closing, net of closing cash, were $59.7 million. The acquisition was included in our Clinical Diagnostics segment's results of operations from the acquisition date and was accounted for as a business combination. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. The goodwill related to this acquisition is deductible for income tax purposes. Proforma financial statements are not provided as the acquisition is immaterial to Bio-Rad taken as a whole for the periods presented.

As of September 30, 2019, the preliminary allocation of the payments were $26.8 million to purchased intangibles consisting primarily of customer relationships, developed product technology and tradenames, $4.2 million to acquired net assets, and $28.7 million to goodwill. The purchase price allocation is preliminary as additional time is required to complete the valuation of assets acquired and liabilities assumed.

We believe that the acquisition will accelerate market penetration in the areas of quality controls and assay verification panels in our Clinical Diagnostics operations.

In March 2019, we completed the acquisition of all the issued and outstanding stock of a small U.S. private company for approximately $20.0 million. Cash payments, net of closing cash, consisted of $4.0 million paid in November 2018 and the remaining $16.0 million paid in March 2019. The acquisition was included in our Life Science segment's results of operations from the acquisition date and was accounted for as a business combination. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. The goodwill related to this acquisition is not deductible for income tax purposes. Pro forma financial statements are not provided as the acquisition is immaterial to Bio-Rad taken as a whole for the periods presented.

The final allocation of the payments were $15.6 million to goodwill that included workforce and time-to-market advantage, $5.5 million to definite-lived intangibles, $0.2 million to in-process research and development, an indefinite-lived intangible asset, and a deferred tax liability of $1.3 million related to the purchased intangibles.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2019 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$76.6	$—	$76.6
Asset-backed securities	—	0.1	—	0.1
U.S. government sponsored agencies	—	3.2	—	3.2
Time deposits	23.6	10.0	—	33.6
Money market funds	62.9	—	—	62.9
Total cash equivalents (a)	86.5	89.9	—	176.4
Restricted investment	5.6	—	—	5.6
Equity securities (b)	3,950.5	—	—	3,950.5
Available-for-sale investments:
Corporate debt securities	—	181.7	—	181.7
U.S. government sponsored agencies	—	98.5	—	98.5
Foreign government obligations	—	4.7	—	4.7
Other foreign obligations	—	3.1	—	3.1
Municipal obligations	—	10.7	—	10.7
Asset-backed securities	—	72.2	—	72.2
Total available-for-sale investments (c)	—	370.9	—	370.9
Forward foreign exchange contracts (d)	—	0.5	—	0.5
Total financial assets carried at fair value	$4,042.6	$461.3	$—	$4,503.9

Financial liabilities carried at fair value:
Forward foreign exchange contracts (e)	$—	$0.8	$—	$0.8
Contingent consideration (f)	—	—	5.3	5.3
Total financial liabilities carried at fair value	$—	$0.8	$5.3	$6.1

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2018 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$77.8	$—	$77.8
Time deposits	22.7	10.0	—	32.7
Asset-backed securities	—	0.3	—	0.3
Money market funds	36.9	—	—	36.9
Total cash equivalents (a)	59.6	88.1	—	147.7
Restricted investment	5.6	—	—	5.6
Equity securities (b)	2,672.9	—	—	2,672.9
Available-for-sale investments:
Corporate debt securities	—	215.0	—	215.0
U.S. government sponsored agencies	—	80.3	—	80.3
Foreign government obligations	—	3.6	—	3.6
Municipal obligations	—	11.0	—	11.0
Asset-backed securities	—	63.3	—	63.3
Total available-for-sale investments (c)	—	373.2	—	373.2
Forward foreign exchange contracts (d)	—	0.6	—	0.6
Total financial assets carried at fair value	$2,738.1	$461.9	$—	$3,200.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (e)	$—	$0.7	$—	$0.7
Contingent consideration (f)	—	—	8.4	8.4
Total financial liabilities carried at fair value	$—	$0.7	$8.4	$9.1

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Equity securities are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2019	December 31, 2018
Short-term investments	$47.4	$40.2
Other investments	3,903.1	2,632.7
Total	$3,950.5	$2,672.9

The year-to-date unrealized gains on our equity securities as of September 30, 2019 were $1,385.0 million and were primarily due to our investment in Sartorius AG and are recorded in our Condensed Consolidated Statements of Income.

(c)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2019	December 31, 2018
Short-term investments	$370.8	$373.0
Other investments	0.1	0.2
Total	$370.9	$373.2

(d) Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(e) Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(f) Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	September 30, 2019	December 31, 2018
Other current liabilities	$3.7	$3.2
Other long-term liabilities	1.6	5.2
Total	$5.3	$8.4

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel Labs. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. In the first and third quarters of 2019, we paid $1.4 million and $1.1 million, respectively, per the purchase agreement. Since 2016 we have decreased the cumulative valuation of the sales milestones by net $12.9 million. The contingent consideration was accrued at its estimated fair value of $5.3 million as of September 30, 2019.

The following table provides a reconciliation of the Level 3 analytical flow cytometer platform contingent consideration liabilities measured at estimated fair value (in millions):

December 31, 2018	$8.4
Payment of sales milestone	(2.5)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(0.6)
September 30, 2019	$5.3

The following table provides quantitative information about Level 3 inputs for fair value measurement of our analytical flow cytometer platform contingent consideration liability as of September 30, 2019. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input
Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Discount rate	11.4%
		Average cost of debt	3.9%

To estimate the fair value of Level 2 debt securities as of September 30, 2019, our primary pricing provider uses Reuters as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Reuters does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

For all commercial paper as of September 30, 2019, our primary pricing provider uses its leading pricing source in the hierarchy to determine pricing.

Our pricing provider performs daily reasonableness testing of the Reuters prices. Price changes of 5% or greater are investigated and resolved. In addition, we perform a quarterly testing of the Reuters prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$180.3	$1.5	$(0.1)	$181.7
Municipal obligations	10.6	0.1	—	10.7
Asset-backed securities	72.0	0.2	(0.1)	72.1
U.S. government sponsored agencies	97.6	1.0	(0.1)	98.5
Foreign government obligations	4.7	—	—	4.7
Other foreign obligations	3.1	—	—	3.1
	368.3	2.8	(0.3)	370.8
Long-term investments:
Asset-backed securities	0.1	—	—	0.1
	0.1	—	—	0.1
Total	$368.4	$2.8	$(0.3)	$370.9

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2019 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$139.9	$140.0
Mature in one to five years	168.3	169.4
Mature in more than five years	60.2	61.5
Total	$368.4	$370.9

Available-for-sale investments consist of the following (in millions):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$216.2	$0.1	$(1.3)	$215.0
Municipal obligations	11.1	—	(0.1)	11.0
Asset-backed securities	63.5	—	(0.4)	63.1
U.S. government sponsored agencies	80.9	0.2	(0.8)	80.3
Foreign government obligations	3.6	—	—	3.6
	375.3	0.3	(2.6)	373.0
Long-term investments:
Asset-backed securities	0.2	—	—	0.2
	0.2	—	—	0.2
Total	$375.5	$0.3	$(2.6)	$373.2

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	September 30, 2019	December 31, 2018
Fair value of investments in a loss position 12 months or more	$27.3	$117.9
Fair value of investments in a loss position less than 12 months	$90.3	$193.0
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$1.8
Gross unrealized losses for investments in a loss position less than 12 months	$0.2	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2019 or at December 31, 2018.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2019 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

September 30,
2019
Contracts maturing in October through December 2019 to sell foreign currency:
Notional value	$37.6
Unrealized gain or loss	$—
Contracts maturing in October through December 2019 to purchase foreign currency:
Notional value	$232.5
Unrealized loss	$0.2

The estimated fair value of our long-term debt, excluding all leases and current maturities, that is not recognized at fair value in the Condensed Consolidated Balance Sheets has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our long-term debt discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	September 30, 2019			December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Total long-term debt, excluding leases and current maturities	$424.2	$435.1	2	$423.7	$435.8	2

Included in Other Investments in the Condensed Consolidated Balance Sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes in price or impairments. The carrying value of these investments was $3.6 million and $0.6 million as of September 30, 2019 and December 31, 2018, respectively.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2018:
Goodwill	$234.5	$320.5	$555.0
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	192.7	27.1	219.8

Acquisitions	15.6	28.7	44.3

Balances as of September 30, 2019:
Goodwill	250.1	349.2	599.3
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$208.3	$55.8	$264.1

In conjunction with the purchase of all the issued and outstanding membership interest of a small U.S. manufacturer in August 2019 (see Note 2, "Acquisitions"), we recorded $28.7 million of goodwill and $26.8 million of definite-lived intangible assets: $16.1 million of Customer relationships, $8.1 million of Developed product technology, $2.5 million of Tradenames and $0.1 million of Backlog.

In conjunction with the purchase of all the issued and outstanding stock of a small U.S. private company in March 2019 (see Note 2, "Acquisitions"), we recorded $15.6 million of goodwill that included workforce and time-to-market advantage, $5.5 million of Developed product technology, a definite-lived intangible asset, and $0.2 million of In-process research and development, an indefinite-lived intangible asset.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	September 30, 2019
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-10	$101.4	$(70.4)	$31.0
Know how	1-6	186.0	(158.9)	27.1
Developed product technology	1-13	141.5	(90.1)	51.4
Licenses	6-10	75.7	(43.3)	32.4
Tradenames	2-10	6.4	(3.5)	2.9
Covenants not to compete	6	3.2	(1.3)	1.9
Other	1	0.1	—	0.1
Total definite-lived intangible assets		514.3	(367.5)	146.8
In-process research and development		0.2	—	0.2
Total purchased intangible assets		$514.5	$(367.5)	$147.0

	December 31, 2018
	Average Remaining Life (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	1-6	$88.7	$(68.3)	$20.4
Know how	1-7	190.6	(159.8)	30.8
Developed product technology	1-10	130.4	(86.6)	43.8
Licenses	7-11	76.3	(40.9)	35.4
Tradenames	2-6	3.9	(3.3)	0.6
Covenants not to compete	7	3.2	(1.1)	2.1
Total definite-lived intangible assets		$493.1	$(360.0)	$133.1

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Amortization expense	$6.0	$7.0	$17.1	$21.8

5. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net income	$1,205.2	$1,194.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99.8	103.6
Right-of-use asset amortization	31.1	—
Share-based compensation	25.4	19.2
(Gains) losses on dispositions of securities	(0.2)	1.0
Other-than-temporary impairment loss on investment	1.6	—
Change in fair market value of equity securities	(1,385.0)	(1,420.3)
Gain on divestiture of a product line	—	(5.1)
Losses on dispositions of fixed assets	0.3	1.2
Gain on sale of land	—	(4.1)
Changes in fair value of contingent consideration	(0.6)	(6.5)
Payments for operating lease liabilities	(27.6)	—
Decrease in accounts receivable	30.4	72.2
Increase in inventories	(14.5)	(26.3)
Decrease (increase) in other current assets	47.9	(8.9)
Decrease in accounts payable and other current liabilities	(24.6)	(43.1)
Decrease in income taxes payable	(2.8)	(22.1)
Increase in deferred income taxes	310.9	316.7
Increase in other long term liabilities	5.5	5.4
Other	(4.7)	3.5
Net cash provided by operating activities	$298.1	$180.5

Non-cash investing activities:
Purchased property, plant and equipment	$4.5	$5.7
Purchased marketable securities and investments	$2.8	$1.2

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2019	December 31, 2018
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(0.8)	(1.3)
4.875% Senior Notes less unamortized discount and debt issuance costs	424.2	423.7
Capital leases and other debt	—	15.7
Finance leases and other debt	15.4	—
	439.6	439.4
Less current maturities	(1.8)	(0.5)
Long-term debt	$437.8	$438.9

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due December 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. We were in compliance with these covenants as of September 30, 2019. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In April 2019, Bio-Rad entered into a $200 million unsecured Credit Agreement. Borrowings under the 2019 Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of September 30, 2019, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of September 30, 2019. The 2019 Credit Agreement matures in April 2024. If we had borrowed against our 2019 Credit Agreement, the borrowing rate would have been 3.225% at September 30, 2019, which is based on the 3-month LIBOR.

The 2019 Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of September 30, 2019.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2019:	$(35.5)	$(14.8)	$3.3	$(47.0)
Other comprehensive (loss) income, before reclassifications	(109.9)	0.1	5.1	(104.7)
Amounts reclassified from Accumulated other comprehensive income	—	0.6	(0.3)	0.3
Income tax effects	—	(0.2)	(0.6)	(0.8)
Other comprehensive (loss) income, net of income taxes	(109.9)	0.5	4.2	(105.2)
Balances as of September 30, 2019:	$(145.4)	$(14.3)	$7.5	$(152.2)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2018:	$77.4	$(22.3)	$4.5	$59.6
Other comprehensive (loss) income, before reclassifications	(91.2)	0.5	(2.3)	(93.0)
Amounts reclassified from Accumulated other comprehensive income	—	1.2	0.3	1.5
Income tax effects	—	(0.4)	—	(0.4)
Other comprehensive (loss) income, net of income taxes	(91.2)	1.3	(2.0)	(91.9)
Balances as of September 30, 2018:	$(13.8)	$(21.0)	$2.5	$(32.3)

The amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows:

	Income before taxes impact (in millions):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Comprehensive income	2019	2018	2019	2018	Location
Amortization of foreign other post-employment benefit items	$(0.2)	$(0.4)	$(0.6)	$(1.2)	Other (income) expense, net
Net holding gains (losses) on equity securities and available-for-sale investments	$0.2	$(0.1)	$0.3	$(0.3)	Other (income) expense, net

Reclassification adjustments are calculated using the specific identification method.

8.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income attributable to Bio-Rad by the weighted average number of common shares outstanding for that period.  Diluted earnings (loss) per share takes into account the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding.  Potential common shares are excluded from the diluted earnings (loss) per share calculation if the effect of including such securities would be anti-dilutive. For the three months ended September 30, 2019, net loss per basic share was the same as net loss per diluted share because all potentially dilutive shares were anti-dilutive due to the net loss for the period.

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic weighted average shares outstanding	29,831	29,863	29,815	29,822
Effect of potentially dilutive stock options and restricted stock awards	—	429	334	412
Diluted weighted average common shares	29,831	30,292	30,149	30,234
Anti-dilutive shares	95	64	56	35

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and investment income	$(4.1)	$(2.6)	$(27.4)	$(20.9)
Net realized (gain) loss on investments	(0.2)	0.1	(0.2)	0.3
Other-than-temporary impairment loss on investment	—	—	1.6	—
Gain on sale of land	—	—	—	(4.1)
Gain on divestiture of product line	—	—	—	(5.1)
Other (income) expense	(0.1)	(0.1)	(1.0)	0.2
Other (income) expense, net	$(4.4)	$(2.6)	$(27.0)	$(29.6)

An other-than-temporary impairment loss on investment was recorded in light of the investee's financial condition in the first quarter of 2019.

10.    INCOME TAXES

Our effective income tax rate was 23% for both the three and nine months ended September 30, 2019 and 2018.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that our California and certain foreign deferred tax assets will not be realized as of September 30, 2019, and have maintained a valuation allowance on such deferred tax assets.

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

As of September 30, 2019, based on the expected outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $2.1 million.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended September 30, 2019 and 2018 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2019	$215.7	$341.8	$3.1
	2018	$206.6	$334.0	$4.5

Segment net profit (loss)	2019	$11.6	$43.8	$(0.4)
	2018	$10.2	$22.4	$0.1

Information regarding industry segments for the nine months ended September 30, 2019 and 2018 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2019	$643.9	$1,032.9	$10.4
	2018	$622.2	$1,038.8	$11.6

Segment net profit (loss)	2019	$45.9	$117.1	$(1.1)
	2018	$25.7	$86.8	$0.1

Information regarding industry segments at September 30, 2019, and December 31, 2018 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment assets	September 30, 2019	$500.0	$1,085.6	$7.8
	December 31, 2018	$450.2	$949.0	$5.9

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. For the three months ended September 30, 2019 compared to the same period in 2018, our Life Science segment had increased sales, partially offset by increased cost of goods sold and selling, general and administrative expense, while our Clinical Diagnostics segment had increased sales, decreased cost of goods sold, along with decreased selling, general and administrative expense. For the nine months ended September 30, 2019 compared to the same period in 2018, our Life Science segment had increased sales and decreased cost of goods sold, partially offset by increased research and development expense, while our Clinical Diagnostics segment had decreased sales, offset by decreased cost of goods sold, selling, general and administrative and research and development expenses. Segment assets at September 30, 2019 increased from December 31, 2018 balances due to inclusion of operating lease right-of-use assets in segment assets (see Note 14, "Leases"). The following reconciles total segment profit to consolidated (loss) income before income taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total segment profit	$55.0	$32.7	$161.9	$112.6
Foreign currency exchange losses, net	(0.9)	(0.7)	(3.4)	(1.9)
Net corporate operating, interest and other expense not allocated to segments	(3.1)	(2.5)	(8.8)	(6.7)
Change in fair market value of equity securities	(390.6)	318.0	1,385.0	1,420.3
Other income (expense), net	4.4	2.6	27.0	29.6
Consolidated (loss) income before income taxes	$(335.2)	$350.1	$1,561.7	$1,553.9

The following reconciles total segment assets to consolidated total assets (in millions):

	September 30, 2019	December 31, 2018
Total segment assets	$1,593.4	$1,405.1
Cash and other current assets	1,103.6	1,047.2
Property, plant and equipment, net, excluding
segment specific gross machinery and equipment	64.0	79.9
Goodwill, net	264.1	219.8
Other long-term assets	4,152.0	2,859.1
Total assets	$7,177.1	$5,611.1

12.    LEGAL PROCEEDINGS

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our then current directors and one former director. The plaintiff’s suit alleged whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleged wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff sought back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. On July 28, 2015 we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. The trial commenced on January 17, 2017 and concluded on February 6, 2017. Mr. Wadler was awarded $10.92 million, plus prejudgment interest of $141,608, post-judgment interest, and Mr. Wadler’s litigation costs, expert witness fees, and reasonable attorneys’ fees as approved by the Court. We previously accrued for the judgment, interest and Mr. Wadler's litigation costs. On June 6, 2017, we filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. Oral arguments occurred on November 14, 2018. On February 26, 2019, the United States Court of Appeals for the Ninth Circuit issued its decision, reversing in part, vacating in part, and affirming in part. Specifically, the court: (1) reversed the Dodd-Frank claim, which amounts to about $2.96 million plus interest, and directed the district court to enter judgment in Bio-Rad’s favor on that claim; (2) vacated the SOX claim due to instructional error and remanded for further proceedings, including whether a new trial is needed; and (3) affirmed the California public policy claim and the $7.96 million in damages attributable to it. On March 12, 2019 we filed a petition for panel rehearing or rehearing en banc with the United States Court of Appeals for the Ninth Circuit, and this petition was denied on April 8, 2019. On September 24, 2019, Mr. Wadler filed a dismissal with prejudice of all remaining claims under the lawsuit with the U.S. District Court, Northern District of California as a result of a Confidential Settlement Agreement and Satisfaction of Judgment that the parties entered into that was last executed on September 6, 2019. This matter did not have a material impact on the third quarter 2019 results of operations and is now closed.

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

13.    RESTRUCTURING COSTS

Restructuring Costs for European Reorganization

In May, 2016, we announced that we would take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with the creation and evolution of our organization structure and coordinated with the implementation of our global single instance enterprise resource planning ("ERP") platform, are expected to be incurred through 2019. We recorded less than $0.1 million and $(0.1) million of adjustments in restructuring charges related to severance and other employee benefits for the three and nine months ended September 30, 2019, respectively. The amounts recorded were reflected in Cost of goods sold of $(0.1) million in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2019. From May 2016 to September 30, 2019, total expenses were $12.7 million. The liability of $0.7 million as of September 30, 2019 was recorded in Accrued payroll and employee benefits in the Condensed Consolidated Balance Sheets, and is expected to be paid or adjusted by the end of 2019.

Restructuring Costs for Termination of a Diagnostics Research and Development Project and Facility Closures

In December 2017, we announced the termination of a diagnostics research and development project in Europe. We recorded less than $0.1 million and less than $(0.1) million of adjustments in restructuring charges related to severance and employee benefits for the three and nine months ended September 30, 2019, respectively. From December 2017 to September 30, 2019, total expenses were $21.4 million.

In June 2018, we announced the closure of a small manufacturing operation in Munich, Germany. We recorded no adjustments and $(0.3) million of adjustments in restructuring charges related to severance and employee benefits for the three and nine months ended September 30, 2019, respectively. From June 2018 to September 30, 2019, total expenses were $1.4 million.

In December 2018, we announced the closure of a small manufacturing facility outside Paris, France. We recorded no adjustments and less than $(0.1) million of adjustments in restructuring charges related to severance and employee benefits for the three and nine months ended September 30, 2019, respectively. From December 2018 to September 30, 2019, total expenses were $4.1 million.

Restructuring charges for the termination of a diagnostics research and development project and the facility closures are all included in our Clinical Diagnostics segment's results of operations. The amounts recorded were reflected in Cost of goods sold of zero and $(0.2) million, and in Research and development expense of zero and $(0.1) million in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019, respectively. The liability of $3.5 million as of September 30, 2019 consisted of $1.4 million recorded in Accrued payroll and employee benefits, $0.2 million recorded in Other current liabilities, and $1.9 million recorded in Other long-term liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity for the termination of the diagnostics research and development project and the facility closures restructuring reserves for severance and exit costs (in millions):

Balances as of December 31, 2018:	$11.5
Adjustment to expense	(0.3)
Cash payments	(7.4)
Foreign currency translation gains	(0.3)
Balances as of September 30, 2019:	$3.5

14.    LEASES

We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 20 years, which includes our determination to exercise renewal options.

The components of lease expense were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$14.2	$38.7

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.5
Interest on lease liabilities	0.2	0.7
Total finance lease cost	$0.3	$1.2

Sublease income	$0.7	$2.2
The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original right-of-use asset amortization, the impact of remeasurements, modifications, impairments and abandonments.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.6	$34.5
Operating cash flows from finance leases	$0.2	$0.7
Financing cash flows from finance leases	$0.1	$0.5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14.4	$20.2
Finance leases	$0.1	$0.1

Supplemental balance sheet information related to leases was as follows (in millions):

September 30, 2019

Operating Leases
Operating lease right-of-use assets	$217.5

Current operating lease liabilities	$33.7
Operating lease liabilities	192.6
Total operating lease liabilities	$226.3

September 30, 2019

Finance Leases
Property, plant and equipment, gross	$11.4
Less: accumulated depreciation and amortization	(4.0)
Property, plant and equipment, net	$7.4

Current maturities of long-term debt and notes payable	$0.5
Long-term debt, net of current maturities	11.2
Total finance lease liabilities	$11.7

September 30, 2019

Weighted Average Remaining Lease Term
Operating leases - in years	9
Finance leases - in years	18

Weighted Average Discount Rate
Operating leases	4.3%
Finance leases	6.5%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2019 (excluding the nine months ended September 30, 2019)	$11.1	$1.2
2020	41.0	1.3
2021	35.4	1.2
2022	27.9	1.1
2023	24.3	1.1
Thereafter	141.3	15.4
Total lease payments	281.0	21.3
Less imputed interest	(54.7)	(9.6)
Total	$226.3	$11.7

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2018 and the Condensed consolidated financial statements for the three and nine months ended September 30, 2019.

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

In August 2019, we acquired all the issued and outstanding membership interests of a small U.S. manufacturer for approximately $60.0 million. Cash payments at closing, net of closing cash, were $59.7 million. The acquisition was included in our Clinical Diagnostics segment's results of operations from the acquisition date and was accounted for as a business combination. As of September 30, 2019, the preliminary allocation of the payments were $26.8 million to purchased intangibles consisting primarily of customer relationships, developed product technology and tradenames, $4.2 million to acquired net assets, and $28.7 million to goodwill. The purchase price allocation is preliminary as additional time is required to complete the valuation of assets acquired and liabilities assumed.

We believe that the acquisition will accelerate market penetration in the areas of quality controls and assay verification panels in our Clinical Diagnostics operations.

In March 2019, we completed the acquisition of all the issued and outstanding stock of a small U.S. private company for approximately $20.0 million. Cash payments, net of closing cash, consisted of $4.0 million paid in November 2018 and the remaining $16.0 million paid in March 2019. The acquisition was included in our Life Science segment's results of operations from the acquisition date and was accounted for as a business combination. The final allocation of the payments were $15.6 million to goodwill that included workforce and time-to-market advantage, $5.5 million to definite-lived intangibles, $0.2 million to in-process research and development, an indefinite-lived intangible asset, and a deferred tax liability of $1.3 million related to the purchased intangibles.

We believe that the acquisition will expand our reagents suite of offerings in our Life Science operations.

The following shows cost of goods sold, gross profit, expense items, change in fair market value of equity securities, and net income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.2	47.4	45.1	46.8
Gross profit	54.8	52.6	54.9	53.2
Selling, general and administrative expense	36.0	36.9	36.2	37.1
Research and development expense	8.6	9.0	8.6	8.7
Change in fair market value of equity securities	(69.7)	58.3	82.1	84.9
Net (loss) income	(46.2)	49.4	71.4	71.4

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and nine months ended September 30, 2019 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three and nine months ended September 30, 2019, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Three Months Ended September 30, 2019 Compared to
Three Months Ended September 30, 2018

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the third quarter of 2019 were $560.6 million compared to $545.1 million in the third quarter of 2018, an increase of 2.8%.  Excluding the impact of foreign currency, third quarter 2019 sales increased by approximately 4.5% compared to the same period in 2018. Currency neutral sales increased in all three major regions, the Americas, Europe and Asia.

The Life Science segment reported sales for the third quarter of 2019 were $215.7 million, an increase of 4.5% compared to the same period last year.  On a currency neutral basis, sales increased 5.7% compared to the third quarter in 2018. The currency neutral sales increase was primarily driven by double-digit growth in the Droplet Digital PCR and Food Safety products, as well as good demand within Gene Expression and Western Blotting product lines. Currency neutral sales increases occurred in all three major regions, the Americas, Asia, and Europe.

The Clinical Diagnostics segment reported sales for the third quarter of 2019 were $341.8 million, an increase of 2.4% compared to the same period last year.  On a currency neutral basis, sales increased 4.3% compared to the third quarter in 2018.  The currency neutral sales increase was primarily due to solid growth in our Quality Controls, Blood Typing, and Immunology product lines. On a geographic view, currency neutral sales growth for the third quarter was seen across all three major regions, with the strongest growth in Asia and the Americas.

Consolidated gross margins were 54.8% for the third quarter of 2019 compared to 52.6% for the third quarter of 2018.  Life Science segment gross margins for the third quarter of 2019 increased from the prior year period by approximately 0.6 percentage points primarily due to a favorable mix driven by the Droplet Digital PCR and Gene Expression product lines. Clinical Diagnostics segment gross margins for the third quarter of 2019 increased by approximately 3.0 percentage points from the same period last year, driven by product mix along with lower excess and obsolete inventory related costs, and lower logistics costs.

Selling, general and administrative expenses (SG&A) increased to $201.6 million or 36.0% of sales for the third quarter of 2019 compared to $201.2 million or 36.9% of sales for the third quarter of 2018, relatively flat compared to the prior year period.  Increases to SG&A were primarily related to employee related expenses of $12.8 million and contingent consideration of 4.0 million. These expenses were partially offset by decreases to lower professional fees of $10.4 million, lower bad debt expense of $6.8 million, and the strengthening of the U.S. dollar on foreign denominated expenses.

Research and development expense (R&D) decreased to $47.9 million or 8.6% of sales in the third quarter of 2019 compared to $49.2 million or 9.0% of sales in the third quarter of 2018.  Life Science segment R&D was relatively flat for the third quarter of 2019 compared to the prior year period. Clinical Diagnostics segment R&D decreased in the third quarter of 2019 from the prior year period primarily from the timing of projects that led to lower spending for outside professional services, partially offset by an increase in employee related expenses.

Results of Operations – Non-operating

Interest expense for the third quarter of 2019 and 2018 was $5.5 million and $6.1 million, respectively, primarily due to slightly more capitalized interest in the third quarter of 2019 than in the prior year period.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net losses were $0.9 million for the third quarter of 2019 compared to $0.7 million for the third quarter of 2018. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the cost of hedging.

Change in fair market value of equity securities was a loss of $390.6 million compared to a gain of $318.0 million for the third quarter of 2019 and 2018, respectively, primarily resulting from the recognition of holding losses and gains on our investment in Sartorius AG.

Other (income) expense, net for the third quarter of 2019 was $4.4 million income compared to $2.6 million income for the third quarter of 2018 primarily due to higher investment income.

Our effective income tax rate was 23% for both the three months ended September 30, 2019 and 2018.

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

Nine Months Ended September 30, 2019 Compared to
Nine Months Ended September 30, 2018

Net sales (sales) for the first nine months of 2019 were $1.69 billion compared to $1.67 billion for the first nine months of 2018, an increase of 0.9%.  Excluding the impact of foreign currency, the first nine months of 2019 sales increased by approximately 3.7% compared to the same period in 2018. Currency neutral sales increased in all three major regions, the Americas, Europe and Asia.

The Life Science segment sales for the first nine months of 2019 were $643.9 million, an increase of 3.5% compared to the same period last year.  On a currency neutral basis, sales increased 5.7% compared to the first nine months of 2018. The currency neutral sales increase was primarily driven by growth in our Droplet Digital PCR, Protein Quantification, Process Chromatography, Gene Expression, Cell Biology, Antibody and Food Science product lines. Currency neutral sales increases occurred mostly in the Americas, but there was growth across all regions.

The Clinical Diagnostics segment sales for the first nine months of 2019 were $1.03 billion, a decrease of 0.6% compared to the same period last year.  On a currency neutral basis, sales increased 2.7% compared to the first nine months of 2018. The currency neutral sales in the first nine months of 2018 benefited from a one-time $6.0 million receipt for the resolution of a licensed patent. Excluding the one-time receipt last year, we saw currency neutral sales growth across all three regions, the Americas, Europe and Asia. Product lines that contributed to the growth included Immunology, Quality Controls and Blood Typing. Management expects sales growth in Europe to continue to be challenging due to government initiatives to contain healthcare spending, along with increased competition.

Consolidated gross margins were 54.9% for the first nine months of 2019 compared to 53.2% for the first nine months of 2018.  Life Science segment gross margins for the first nine months of 2019 increased from the prior year period by approximately 3.0 percentage points primarily due to the sales increases across most product lines, a $7.4 million cost of sales benefit from an escrow release related to an acquisition from 2011 within the Life Science group, product mix, as well as a decrease in service costs and warranty on instruments. Clinical Diagnostics segment gross margins for the first nine months of 2019 increased by approximately 0.8 percentage points from the same period last year, primarily driven by lower excess and obsolete inventory related costs, and lower logistics costs and royalty expense, partially offset by higher costs of service and warranty. The gross margin for the first nine months of 2018 benefited from a one-time receipt of $6.0 million for the resolution of a licensed patent, partially offset by a restructuring charge related to a manufacturing facility closure.

SG&A decreased to $610.5 million or 36.2% of sales for the nine months ended 2019 compared to $620.8 million or 37.1% of sales for the nine months ended 2018, an overall decrease of $10.3 million. Decreases to SG&A were primarily related to lower bad debt expense of $13.6 million, lower professional fees of $17.1 million, lower travel of $5.2 million, and other expenses of $5.5 million, including the impact of currency. These expenses were partially offset by increases in employee related expenses of $21.6 million, contingent consideration of $5.9 million and facilities of $3.6 million.

Research and development expense (R&D) decreased to $145.6 million or 8.6% of sales in the first nine months of 2019 compared to $146.1 million or 8.7% of sales in the first nine months of 2018. Life Science segment R&D increased in the first nine months of 2019 compared to the prior year period. The increase was primarily driven by additional spending for outside consultants and supplies of $4.0 million and $0.9 million, respectively. These expenses were related to new product innovation within the Droplet Digital PCR product line. Clinical Diagnostics segment R&D decreased in the first nine months of 2019 from the prior year period primarily from lower spending due to the timing of projects that led to lower outside professional services expense and lower R&D supplies expense, partially offset by an increase in employee related expenses.

Results of Operations – Non-operating

Interest expense for the first nine months of 2019 and 2018 were $17.4 million and $17.8 million for the first nine months of 2019 and 2018, respectively, relatively flat compared to the prior year period.

Foreign currency exchange net losses were $3.4 million and $1.9 million for the first nine months of 2019 and 2018, respectively. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the cost of hedging.

Change in fair market value of equity securities was a gain of $1.38 billion compared to a gain of $1.42 billion for the first nine months of 2019 and 2018, respectively, primarily resulting from the recognition of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the first nine months of 2019 was $27.0 million income, compared to $29.6 million income for the first nine months of 2018. The decrease was primarily due to gains on a land sale of $4.1 million and a divestiture of a product line of $5.1 million that both occurred in the first quarter of 2018, partially offset by higher investment income and higher dividends from our investment in Sartorius AG compared to the prior year period.

Our effective income tax rate was 23% for both the first nine months of 2019 and 2018.

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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200 million unsecured Credit Agreement that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the 2019 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of September 30, 2019, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. The 2019 Credit Agreement matures in April 2024. In total under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $209.0 million available for borrowing and usage as of September 30, 2019, which was reduced by approximately $3.5 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital.

At September 30, 2019, we had $979.2 million in cash, cash equivalents and short-term investments, of which approximately 20% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Cash Flows from Operations

Net cash provided by operations was $298.1 million compared to $180.5 million for the nine months ended September 30, 2019 and 2018, respectively.  The increase in operating cash flows was primarily the net effect of:

•	lower cash paid to suppliers and employees in 2019 that included lower payments for employee incentives and value added tax refunds of approximately $50 million,

•	lower income tax payments in 2019 compared to 2018, and

•	higher investment income received, partially offset by

•	forward foreign exchange contracts had lower net proceeds in 2019 compared to 2018.

Cash Flows from Investing Activities

Net cash used in investing activities was $147.7 million compared to $132.2 million for the nine months ended September 30, 2019 and 2018, respectively. Purchases, sales and maturities of marketable securities and investments combined had an overall increase of $65.3 million primarily due to higher maturities and sales, and lower purchases.

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

In August 2019, we acquired all the issued and outstanding membership interests of a small U.S. manufacturer for approximately $60.0 million. Cash payments at closing, net of closing cash, were $59.7 million. The acquisition does not meet the significant or material subsidiary test. The purchase price allocation is preliminary as additional time is required to complete the valuation of assets acquired and liabilities assumed.

In March 2019, we completed the acquisition of all the issued and outstanding stock of a small U.S. private company for approximately $20.0 million. Cash payments, net of closing cash, consisted of $4.0 million paid in November 2018 and the remaining $16.0 million paid in March 2019. The acquisition does not meet the significant or material subsidiary test.

We continue to review possible acquisitions, including early stage businesses, to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies. However, it is not certain at this time that any of these discussions will advance to completion.

Capital expenditures totaled $76.9 million and $76.0 million for the nine months ended September 30, 2019 and 2018, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements, including the remaining phases of the global enterprise resource planning (ERP) platform. All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use.

Cash Flows from Financing Activities

Net cash used in financing activities was $18.0 million compared to $1.7 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in the nine months ended September 30, 2019 was primarily due to the repurchase of our common stock for $20.0 million under our repurchase program as described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds during the third and second quarters of 2019 of $5.0 million and $15.0 million, respectively. Net cash used in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was partially offset by the net proceeds of $3.8 million in the first quarter of 2019 from the reissuance of treasury stock for share-based compensation as described below under Treasury Shares.

We have outstanding Senior Notes of $425 million, which are not due until December of 2020. We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

Treasury Shares

During the third quarter of 2019, 117,833 of Class A treasury stock and 917 of Class B treasury stock, with an aggregate total cost of $33.3 million, was reissued to fulfill annual grants to employees under our restricted stock program. Upon reissuing the Class A and Class B treasury stock, a loss of $8.4 million was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings while $24.9 million reduced Additional paid-in capital. These reissues did not require cash payments or receipts and therefore did not affect liquidity.

During the first quarter of 2019, 19,755 of Class A treasury stock with an aggregate total cost of $5.4 million was reissued to fulfill our Employee Stock Purchase Plan purchases. A loss of $1.6 million was incurred upon reissuing the Class A treasury stock as they were reissued at a lower price than their average cost, which reduced Retained earnings and resulted in net proceeds of $3.8 million.

Recent Accounting Pronouncements Adopted and to be Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2019, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first nine months of 2019 our foreign entities generated 60% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including the requirements for compliance with the EU General Data Protection Regulation, which went into effect May 25, 2018), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the FCPA and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's anticipated withdrawal from the European Union (commonly referred to as “Brexit”) could disrupt the free movement of goods, services and people between the United Kingdom and the European Union and result in increased regulatory, legal, labor and tax complexities.

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

Global economic and geopolitical conditions could adversely affect our operations.

In recent years, we have been faced with very challenging global economic conditions. A deterioration in the global economic environment may result in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. In addition, a slowing of growth in the Chinese economy and in emerging markets, especially those oil-producing countries that would be affected by a decline in oil prices, could adversely affect our business, results of operations or financial condition. There is also uncertainty surrounding the impact that Brexit will have on European and worldwide economic conditions and the stability of global financial markets, and a negative effect from any of these things could adversely affect our business, results of operations or financial condition. Additionally, the United States and other countries, such as China and India, recently have imposed tariffs on certain goods. While tariffs imposed by other countries, such as China and India, on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. In addition, the geopolitical situation in locations such as the Middle East could adversely affect our business in such locations.
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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, in April 2017 the European Parliament voted to enact final regulations that include broad changes regarding in vitro diagnostic devices and medical devices, which will require us to modify or re-register some products and will result in additional costs. In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Brexit also will likely result in additional regulatory requirements associated with goods sold in the United Kingdom and will likely result in additional complexities and possible delays with respect to goods, raw materials and personnel moving between the United Kingdom and the European Union. In addition, new government administrations may interpret existing regulations or practices differently. For example, the Mexican health regulatory agency COFEPRIS recently cited Bio-Rad’s Mexican subsidiary for operating practices that had been endorsed by a prior administration, which has impacted Bio-Rad’s ability to conduct its Clinical Diagnostics business in Mexico. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Such regulations could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our international operations and regarding global economic and geopolitical conditions above.

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

We have significant manufacturing and distribution facilities, including in the western United States, France, Switzerland, Germany and Singapore.  In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years.  These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, electricity outages, strikes or other labor unrest at any of our sites or surrounding areas could cause disruption to our business.

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

We are subject to income taxes in the United States and many foreign jurisdictions.  We report our results of operations based on our determination of the amount of taxes owed in various tax jurisdictions in which we operate. The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and calculations where the ultimate tax determination may not be certain.  Our determination of our tax liabilities is subject to review or examination by tax authorities in various tax jurisdictions.  Tax authorities have disagreed with our judgment in the past and may disagree with positions we take in the future resulting in assessments of additional taxes.  Any adverse outcome of such review or examination could have a negative impact on our operating results and financial condition.

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

The results from various tax examinations, audits and litigation may differ from the liabilities recorded in our financial statements and could materially and adversely affect our financial results and cash flows in the periods in which those determinations are made.

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

Changes in the market value of our investment in Sartorius AG may continue to materially impact our Consolidated Statements of Income and other financial statements. A decline in the market value of our investment in Sartorius AG could result in significant losses due to write-downs in the value of the equity securities. An increase in the market value of our investment in Sartorius AG could result in a significant and favorable impact to net income independent of the actual operating performance of our business. For example, net income for the third quarter of 2019 was significantly and unfavorably impacted by recognition, on the income statement, of a decline in the fair market value of equity securities of $390.6 million, primarily related to the holdings of our investment in Sartorius AG. Net income for the third quarter of 2018 was also significantly and favorably impacted by recognition, on the income statement, of an increase in the fair market value of equity securities of $318.0 million, primarily related to the holdings of our investment in Sartorius AG.

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

We have substantial debt and have the ability to incur additional debt. As of September 30, 2019, we had approximately $439.6 million of outstanding indebtedness. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2019	—		$—	—		$186.1
August 1 to August 31, 2019	14,745	Class A	$339.05	14,745	Class A	$181.1
September 1 to September 30, 2019	—		$—	—		$181.1

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	The cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 1, 2019	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	November 1, 2019	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer