Form 10-K
period 2019-12-31
BIO-RAD LABORATORIES, INC.
filed 2020-03-02
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM			10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended			December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission file number			1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			94-1381833
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		(510)			724-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock Par Value $0.0001 per share		BIO	New York Stock Exchange
Class B Common Stock Par Value $0.0001 per share		BIOb	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐			Yes	☒	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐			Yes	☒	No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.			☒	Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
			☒	Yes	☐ No

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
As of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $6,613,310,960 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $67,954,565.

As of February 24, 2020, there were 24,839,715 shares of Class A Common Stock and 5,085,621 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference
	Document	Form 10-K Parts
(1)	Definitive Proxy Statement to be mailed to stockholders in connection with the
	registrant's 2020 Annual Meeting of Stockholders (specified portions)	III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2019

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

Description of Business

Business Segments

Today, Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  Our Life Science segment and our Clinical Diagnostics segment generated 38% and 61%, respectively, of our net sales for the year ended December 31, 2019. We generated approximately 39% of our consolidated net sales for the year ended December 31, 2019 from U.S. sales and approximately 61% from sales in our remaining worldwide markets.

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

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force, employing approximately 920 direct sales and sales management personnel around the world. Our sales force typically consists of experienced industry professionals with scientific training, and we maintain a separate specialist sales force for each of our segments. We believe that this direct sales approach allows us to sell a broader range of our products that creates more brand awareness and long-term relationships with our customers.

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

Research and Development
We conduct extensive research and development activities in all areas of our business, employing approximately 780 employees worldwide in these activities, including degreed scientists and technical support staff. Research and development has played a major role in Bio-Rad’s growth and is expected to continue to do so in the future. Our research teams are continuously developing new products and new applications for existing products. In our development of new products and applications, we interact with scientific and medical professionals at universities, hospitals and medical schools, and within our industry.

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

Employees

At December 31, 2019, Bio-Rad had approximately 8,120 employees.  Approximately seven percent of our approximately 3,180 U.S. employees are covered by a collective bargaining agreement, which will expire on November 14, 2023.  Many of our non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.  We consider our employee relations to be generally good.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and in 2019 our foreign entities generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements (including the requirements for compliance with the EU General Data Protection Regulation, which went into effect May 25, 2018), labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) could disrupt the free movement of goods, services and people between the United Kingdom and the European Union and result in increased regulatory, legal, labor and tax complexities.

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

Breaches of our information systems could have a material adverse effect on our business and results of operations.

We have experienced and expect to continue to experience attempts by computer programmers and hackers to attack and penetrate our layered security controls, like the December 2019 Cyberattack that is further discussed in Item 7 of this Annual Report. Through our sales and eCommerce channels, we collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on our web site. We also acquire and retain information about suppliers and employees in the normal course of business. Such information on our systems includes personally identifiable information and, in limited instances, protected health information. We also create and maintain proprietary information that is critical to our business, such as our product designs and manufacturing processes. Despite recent initiatives to improve our technology systems, such as our enterprise resource planning implementation and the centralization of our global information technology organization, we could experience a significant data security breach. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may not be able to anticipate all of these techniques or to implement adequate preventive measures. Computer hackers have attempted to penetrate and will likely continue to attempt to penetrate our and our vendors’ information systems and, if successful, could misappropriate confidential customer, supplier, employee or other business information, such as our intellectual property. Third parties could also gain control of our systems and use them for criminal purposes while appearing to be us. As a result, we could lose existing customers, have difficulty attracting new customers, be exposed to claims from customers, financial institutions, payment card associations, employees and other persons, have regulatory sanctions or penalties imposed, incur additional expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Our operations and ability to process sales orders, particularly through our eCommerce channels, could also be disrupted, as they were in the December 2019 Cyberattack. Any significant breakdown, intrusion, interruption, corruption, or destruction of our systems, as well as any data breaches, could have a material adverse effect on our business and results of operations. See also our risk factors regarding our information technology systems and our enterprise resource planning system (ERP) implementation below.

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

Our ability to implement our business plan in a rapidly evolving market requires effective planning, reporting and analytical processes.  We expect that we will need to continue to improve and further integrate our IT systems, reporting systems and operating procedures by training and educating our employees with respect to these improvements and integrations on an ongoing basis in order to effectively run our business.  We may suffer interruptions in service, loss of data or reduced functionality when we upgrade or change systems. If we fail to successfully manage and integrate our IT systems, reporting systems and operating procedures, it could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our data security above and ERP implementation and events beyond our control below.

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
Changes in the market value of our investment in Sartorius AG may continue to materially impact our Consolidated Statements of Income and other financial statements. A decline in the market value of our investment in Sartorius AG could result in significant losses due to write-downs in the value of the equity securities. An increase in the market value of our investment in Sartorius AG could result in a significant and favorable impact to net income independent of the actual operating performance of our business. For example, our net income for 2019 was significantly and favorably impacted by recognition, on the income statement, of an increase in the fair market value of equity securities of $2,031.0 million, primarily related to the holdings of our investment in Sartorius AG. Net income for 2018 was also significantly and favorably impacted by recognition, on the income statement, of an increase in the fair market value of equity securities of $606.2 million, primarily related to the holdings of our investment in Sartorius AG.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, we experienced system implementation issues in our Clinical Diagnostics segment during our first deployment that impacted invoicing and caused an increase in accounts receivable. In our second deployment, we experienced delays in manufacturing and logistics, which adversely impacted our sales. In our third deployment in Western Europe in April 2017, we experienced system implementation issues impacting the timing of payment of vendor invoices and resulting in delays in product availability and shipments. We also experienced lower productivity levels related to the April 2017 go-live of the ERP in Western Europe, which adversely impacted our sales during the second and third quarters of 2017. We expect to implement the remaining smaller phases of the ERP platform over the next few years. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may continue to disrupt our operations and negatively impact our business, results of operations and financial condition.

Recent and planned changes to our organizational structure and executive management team could negatively impact our business.

We made significant changes to our organizational structure over the past few years. In 2016, we began implementing the reorganization of the structure of our European organization, and we have continued implementing this reorganization in 2017, 2018 and 2019. The Board of Directors appointed a new Chief Financial Officer effective April 6, 2019 and a new Chief Operating Officer effective April 22, 2019. At the beginning of 2020, we appointed a new executive to head our Clinical Diagnostics segment, and we restructured this segment based on functional groups rather than product line divisions. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

Violations of the U.S. Foreign Corrupt Practices Act or similar anti-corruption laws could have a material adverse effect on our business, results of operations and financial condition.

As further discussed above in our risk factor concerning our international operations, we have significant international operations which expose us to additional costs and legal and regulatory risks, including the risk of violating anti-corruption laws such as the U.S. Foreign Corrupt Practices Act (FCPA) or similar anti-corruption laws. As previously disclosed, we entered into a non-prosecution agreement (NPA) with the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) and consented to the entry of an Order by the SEC (SEC Order), effective November 3, 2014, which actions resolved both the DOJ and the SEC investigations into our violations of the FCPA. Any future violations of the FCPA could result in more punitive actions by the SEC and DOJ and/or could harm our reputation with customers, either of which could materially adversely affect our business, results of operations and financial condition.

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

As previously discussed in Item 9A "Controls and Procedures" of our Annual Report for the period ended December 31, 2017, and Item 4 "Controls and Procedures" of our 2018 Form 10-Qs, management identified a material weakness in our internal control over financial reporting. During the fourth quarter of 2017 and throughout 2018, management conducted an extensive remediation plan to address its material weakness, and management concluded that the material weakness had been remediated as of December 31, 2018. However, we cannot assure you that additional deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.

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

We rely on a combination of copyright, trade secret, patent and trademark laws and third-party nondisclosure agreements to protect our intellectual property rights and products. However, we cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable, or that meaningful protection or adequate remedies will be available to us. For instance, unauthorized third parties have attempted to copy our intellectual property, reverse engineer or obtain and use information that we regard as proprietary, or have developed equivalent technologies independently, and may do so in the future. Additionally, third parties have asserted patent, copyright and other intellectual property rights to technologies that are important to us, and may do so in the future. If we are unable to license or otherwise access protected technology used in our products, or if we lose our rights under any existing licenses, we could be prohibited from manufacturing and marketing such products. From time to time, we also must enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation. As a result, we could incur substantial costs, be forced to redesign our products, or be required to pay damages or royalties to an infringed party. Any of the foregoing matters could adversely impact our business, results of operations and financial condition.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, in April 2017 the European Parliament voted to enact final regulations that include broad changes regarding in vitro diagnostic devices and medical devices, which will require us to modify or re-register some products and will result in additional costs. In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Brexit also will likely result in additional regulatory requirements associated with goods sold in the United Kingdom and will likely result in additional complexities and possible delays with respect to goods, raw materials and personnel moving between the United Kingdom and the European Union. In addition, new government administrations may interpret existing regulations or practices differently. For example, the Mexican health regulatory agency COFEPRIS in 2019 cited Bio-Rad’s Mexican subsidiary for operating practices that had been endorsed by a prior administration, which has impacted our ability to conduct our Clinical Diagnostics business in Mexico. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Such regulations could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our international operations and regarding global economic and geopolitical conditions above.

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

In some cases we rely on temporary personnel or consultants, and we may do so in the future. Such temporary personnel or consultants may lack the knowledge and/or specific skills necessary for our business, require time to train without benefiting us through extended employment and increase our costs. In addition, as noted above, our strategic initiatives, such as our internal restructuring and ERP implementation, may be burdensome and disruptive and lead to employee dissatisfaction and attrition. Also, loss, including retirement, of long-term personnel may negatively impact our ability to conduct our business.

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

Acts of terrorism, bioterrorism, violence or war, or public health issues such as the outbreak of a contagious disease like the 2019-Novel Coronavirus (COVID-19) could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East and Eastern Europe. Any of these events could adversely affect our business, results of operations and financial condition.

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

For example, in January 2016, the FASB issued Accounting Standards Update No. (ASU) 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting), such as our investment in Sartorius AG, will be measured at fair value through earnings. The impact of adoption of ASU 2016-01 in the first quarter of 2018 materially impacted our Condensed Consolidated Statements of Income due to our investment in Sartorius AG, and this impact may continue in future periods.

Also for example, in February 2016, the FASB issued ASU 2016-02, "Leases," which requires, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. We adopted ASU 2016-02 on a modified retrospective basis effective January 1, 2019 with practical expedients. Where we act as a lessee, the adoption of the standard resulted in material additions to the balance sheet for right-of-use assets and the associated liabilities. Where we act as a lessor in reagent rental arrangements, there was an insignificant impact to our consolidated financial statements.

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

We have substantial debt and have the ability to incur additional debt. As of December 31, 2019, we had approximately $439.8 million of outstanding indebtedness, primarily consisting of the 4.875% Notes due in December 2020 as further discussed in Note 5 of the Consolidated Financial Statements. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

ITEM 3. LEGAL PROCEEDINGS

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our then current directors and one former director. The plaintiff’s suit alleged whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleged wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff sought back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. On July 28, 2015, we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. The trial commenced on January 17, 2017 and concluded on February 6, 2017. Mr. Wadler was awarded $10.92 million, plus prejudgment interest of $141,608, post-judgment interest, and Mr. Wadler’s litigation costs, expert witness fees, and reasonable attorneys’ fees as approved by the Court. We previously accrued for the judgment, interest and Mr. Wadler's litigation costs. On June 6, 2017, we filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. Oral arguments occurred on November 14, 2018. On

February 26, 2019, the United States Court of Appeals for the Ninth Circuit issued its decision, reversing in part, vacating in part, and affirming in part. Specifically, the court: (1) reversed the Dodd-Frank claim, which amounts to about $2.96 million plus interest, and directed the district court to enter judgment in Bio-Rad’s favor on that claim; (2) vacated the SOX claim due to instructional error and remanded for further proceedings, including whether a new trial is needed; and (3) affirmed the California public policy claim and the $7.96 million in damages attributable to it. On March 12, 2019 we filed a petition for panel rehearing or rehearing en banc with the United States Court of Appeals for the Ninth Circuit, and this petition was denied on April 8, 2019. On September 24, 2019, Mr. Wadler filed a dismissal with prejudice of all remaining claims under the lawsuit with the U.S. District Court, Northern District of California as a result of a Confidential Settlement Agreement and Satisfaction of Judgment that the parties entered into that was last executed on September 6, 2019. This matter did not have a material impact on our 2019 results of operations and is now closed.

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

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Concerning Common Stock

Bio-Rad’s Class A and Class B Common Stock are listed on the New York Stock Exchange with the ticker symbols BIO and BIOb, respectively.

On February 24, 2020, we had 209 holders of record of Class A Common Stock and 103 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

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

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2019, as required by the Securities and Exchange Commission rules.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
October 1 to October 31, 2019	—		$—	—		$181.1
November 1 to November 30, 2019	22,343	Class A	$358.04	22,343	Class A	$173.1
December 1 to December 31, 2019	—		$—	—		$173.1

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 400 MidCap Index and a selected peer group, assuming $100 invested on December 31, 2014, and reinvestment of dividends if paid:

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

ITEM 6.  SELECTED FINANCIAL DATA

BIO-RAD LABORATORIES, INC.
Selected Financial Data
(In thousands, except per share data)
	Year Ended December 31,
	2019	2018	2017	2016	2015

Net sales	$2,311,659	$2,289,415	$2,160,153	$2,068,172	$2,019,441
Cost of goods sold	1,054,663	1,066,264	972,450	929,744	897,771
Gross profit	1,256,996	1,223,151	1,187,703	1,138,428	1,121,670
Selling, general and administrative expense	824,625	834,783	806,790	814,697	761,990
Research and development expense	202,710	199,196	250,157	205,708	192,972
Impairment losses on goodwill and long-lived assets	—	292,513	11,506	62,305	—
Interest expense	23,416	23,962	23,014	23,380	21,692
Foreign currency exchange losses, net	2,245	2,861	9,128	4,542	10,249
Change in fair market value of equity securities	(2,030,987)	(606,230)	—	—	—
Other (income) expense, net	(26,094)	(36,593)	(10,697)	(13,764)	(11,080)
Income before income taxes	2,261,081	512,659	97,805	41,560	145,847
(Provision for) benefit from income taxes	(502,406)	(147,045)	24,444	(15,560)	(36,608)
Net income	$1,758,675	$365,614	$122,249	$26,000	$109,239

Basic earnings per share	$58.93	$12.25	$4.12	$0.88	$3.74
Diluted earnings per share	$58.27	$12.10	$4.07	$0.88	$3.71
Cash dividends paid per common share	$—	$—	$—	$—	$—
Total assets	$8,008,859	$5,611,068	$4,273,012	$3,850,504	$3,709,718
Long-term debt, net of current maturities	$13,579	$438,937	$434,581	$434,186	$433,883

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the referendum in the United Kingdom to withdraw from the European Union. Approximately 39% of our 2019 consolidated net sales are derived from the United States and approximately 61% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

Cyberattack

As we previously disclosed on December 9, 2019 on a Form 8-K filed with the Securities and Exchange Commission (SEC), we detected a cyberattack on our network on the evening of December 5, 2019 PST and immediately took affected systems offline as part of our comprehensive response to contain the activity (“December 2019 Cyberattack”). The virus was targeted at Windows-based systems and did not attack our global ERP system (SAP) and other non-Windows-based systems.  Critical systems were back online within a few days of the incident. As part of our in-depth investigation into this incident, we engaged outside cyber security experts to assist us with investigation and remediation efforts.  To date, we have found no evidence of unauthorized transfer or misuse of personal data, and there is no indication at this point that customer systems were affected. We anticipate some ongoing expenses relating to this incident will continue into the first half of 2020.

We have insurance coverage for costs resulting from cyberattacks. At this time, we expect that our losses from this incident will exceed our insurance coverage.  We have not recorded any estimated proceeds resulting from an insurance claim regarding this incident since covered expenses as a result of this incident are still not yet quantified and, in any case, disputes over the extent of insurance coverage for claims are not uncommon. We did not pay a ransom in connection with this incident.

Acquisitions

In October 2019, we acquired all the issued and outstanding shares of a foreign distributor for approximately $4.2 million, which included cash payments at closing, net of closing cash, of $3.6 million, and $0.6 million in contingent consideration potentially payable to the sellers. In addition, we recorded a net gain of $0.4 million for the settlement of preexisting conditions concurrent with the acquisition that was recorded in Selling, general and administrative expense. The acquisition was included in our Clinical Diagnostics segment's results of operations from the acquisition date and was accounted for as a business combination. As of December 31, 2019, the preliminary allocation of the payments was $3.4 million to customer relationships, a definite-lived intangible, $0.2 million to deferred tax asset, $0.8 million to deferred tax liability related to the purchased intangible and $1.4 million to acquired net assets.

In August 2019, we acquired all the issued and outstanding membership interests of Exact Diagnostics, LLC for approximately $60.0 million. Cash payments at closing, net of closing cash, were $59.7 million. The acquisition was included in our Clinical Diagnostics segment's results of operations from the acquisition date and was accounted for as a business combination. The final allocation of the payments was $26.8 million to purchased intangibles consisting primarily of customer relationships, developed product technology and tradenames, $4.2 million to acquired net assets, and $28.7 million to goodwill. We believe that the acquisition will accelerate market penetration in the areas of quality controls and assay verification panels in our Clinical Diagnostics operations.

In March 2019, we completed the acquisition of all the issued and outstanding stock of a small U.S. private company for approximately $20.0 million. Cash payments, net of closing cash, consisted of $4.0 million paid in November 2018 and the remaining $16.0 million paid in March 2019. The acquisition was included in our Life Science segment's results of operations from the acquisition date and was accounted for as a business combination. The final allocation of the payments was $15.6 million to goodwill that included workforce and time-to-market advantage, $5.5 million to definite-lived intangibles, $0.2 million to in-process research and development, an indefinite-lived intangible asset, and a deferred tax liability of $1.3 million related to the purchased intangibles. We believe that the acquisition will expand our reagents suite of offerings in our Life Science operations.

The above acquisitions are immaterial to Bio-Rad taken as a whole for the periods presented.

Restructuring Costs for European and North American Reorganization

In November 2019, we announced our strategy-driven restructuring plan. We expect that a significant portion of the net savings resulting from this restructuring plan will be repurposed in alignment with our portfolio strategy. The restructuring plan includes a workforce reduction in Europe, United States and Canada, and is expected to be incurred through 2020. We recorded $25.3 million of expense in restructuring charges related to severance and employee benefits for the year ended December 31, 2019. The liability of $25.3 million as of December 31, 2019 was recorded in Accrued payroll and employee benefits in the Consolidated Balance Sheets. The amounts recorded were reflected in Cost of goods sold of $4.8 million, in Selling, general and administrative expense of $14.4 million and in Research and development expense of $6.1 million in the Consolidated Statements of Income for the year ended December 31, 2019.

Restructuring Costs for Termination of a Diagnostics Research and Development Project and Facility Closures

In December 2018, we announced the closure of a small manufacturing facility outside Paris, France. We recorded restructuring charges and adjustments related to severance and employee benefits of $(0.1) million and $3.9 million and exit costs of zero and $0.2 million for the years ended December 31, 2019 and 2018, respectively. From December 2018 to December 31, 2019, total expenses were $4.0 million.

In June 2018, we announced the closure of a small manufacturing operation in Munich, Germany. We recorded restructuring charges and adjustments related to severance and employee benefits of $(0.3) million and $1.7 million for the years ended December 31, 2019 and 2018, respectively. From June 2018 to December 31, 2019, total expenses were $1.4 million. This restructuring plan was completed in November 2019.

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

Accounting for Income Taxes.  Management is required to make estimates related to our income tax provision in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposures, as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. Deferred tax assets and liabilities reflect the tax effects of net operating losses, tax credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established.  To the extent management establishes a valuation allowance or increases this allowance in a period, an increase to expense within the Provision for income taxes in the Consolidated Statements of Income may result.

As of December 31, 2019 and 2018, we recorded a valuation allowance of $67.2 million and $70.8 million, respectively, due to uncertainties related to our ability to utilize deferred tax assets in some jurisdictions. The valuation allowance is based on management’s current estimates of taxable income for the jurisdictions in which we operate and the period over which the deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or these estimates are adjusted in future periods, an additional valuation allowance may need to be established, which would increase the tax provision, lowering income and impacting our financial position. Should realization of these deferred tax assets for which a valuation allowance has been provided occur, the provision for income taxes may decrease, raising income and positively impacting Bio-Rad’s financial position.

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

On December 22, 2017, the U.S. enacted comprehensive tax legislation (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including the imposition of a one-time mandatory deemed repatriation tax (“Transition Tax”) on certain earnings accumulated offshore since 1986 and the reduction of the corporate tax rate from 35% to 21% for U.S. taxable income, resulting in a one-time remeasurement of U.S. federal deferred tax assets and liabilities. In 2017, we recorded an income tax benefit of $70 million related to the Transition Tax and remeasurement of our U.S. federal deferred tax assets and liabilities. We completed our accounting for the Tax Act under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) in 2018, which resulted in an additional income tax benefit of $49 million.

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

We use a projected discounted cash flow model to determine the fair value of a reporting unit. This discounted cash flow method for determining goodwill may be different from the fair value that would result from an actual transaction between a willing buyer and a willing seller. Projections such as discounted cash flow models are inherently uncertain and accordingly, actual future cash flows may differ materially from projected cash flows. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins and discount rates. In addition, for some diagnostic units where they supply reagent rental equipment, capital expenditures can have a significant impact. We estimate future cash flows using current and longer-term financial forecasts. These forecasts take into account the current economic environment. The discount rates used are compiled using independent sources, current trends in similar businesses and other observable market data. Changes to these rates might result in material changes in the valuation and determination of the recoverability of goodwill. For example, an increase in the discount rate used to discount cash flows will decrease the computed fair value.

Impairment tests are highly sensitive to changes in assumptions and minor changes to assumptions could result in impairment losses. Our forecasts utilized in our 2019 impairment test assumed, among other things, sales growth from executing our sales and marketing programs, new product introductions, successful product development and timely registration of our products when required, while controlling costs to manufacture and service our equipment at the customer site. In addition, external factors, such as competitive pricing in the market, currency, inflation rates, cost of capital, and forecasted tax rates could affect the determination of fair value of our reporting units. Our impairment tests resulted in excessive fair value over book value ranging from 75% to more than 400% for our various reporting units. If the initiatives mentioned above do not achieve the desired results, or external factors change detrimentally, future impairment losses may occur.

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

In conjunction with our annual valuation of goodwill, there were no impairment losses in 2019. In 2018, we impaired goodwill associated with our 1999 acquisition of Pasteur Sanofi Diagnostics S.A., 2007 through 2012 acquisitions of DiaMed Holding AG, DiaMed Fennica Oy, DiaMed (G.B.) Limited, and DiaMed Benelux (collectively DiaMed), 2010 acquisition of Biotest AG, and 2013 acquisition of AbD Serotec in the amounts of $18.1 million, $247.2 million, $10.8 million and $5.9 million, respectively. Goodwill for DiaMed, Biotest AG and AbD Serotec was fully impaired at December 31, 2018. In 2018, we impaired developed product technology and fully impaired covenants not to compete in the amounts of $8.8 million and $1.7 million, respectively, associated with our 2012 acquisition of a cell sorting system from Propel Labs, Inc.

In 2017, we impaired goodwill associated with our 1999 acquisition of Pasteur Sanofi Diagnostics S.A. and with our 2013 acquisition of AbD Serotec in the amounts of $2.8 million and $8.7 million, respectively.

All the impairments above were based upon a revision of our Level 3 valuation inputs, i.e., expected future cash flows.

Revenue Recognition. We recognize revenue from operations through the sale of products, services, and rental of instruments. Revenue from contracts with customers is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally accounted for as distinct performance obligations. Revenue is recognized net of any taxes collected from customers (sales tax, value added tax, etc.), which are subsequently remitted to government authorities.

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

Results of Operations - Sales, Gross Margins and Expenses - Incorporating by Reference the Results of Operations - Sales, Gross Margins and Expenses from our Annual Report on Form 10-K for the fiscal year ended December 31, 2018

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold	45.6	46.6
Gross profit	54.4	53.4
Selling, general and administrative expense	35.7	36.5
Research and development expense	8.8	8.7
Impairment losses on goodwill and long-lived assets	—	12.8
Net income	76.1	16.0

Net sales

Net sales (sales) in 2019 were $2.31 billion, an increase of 1.0% compared to $2.29 billion in 2018. Excluding the impact of foreign currency exchange rate fluctuations, 2019 sales increased by approximately 3.3% compared to 2018. Currency neutral sales increased in all regions.

The Life Science segment sales in 2019 were $885.9 million, an increase of 2.8% compared to 2018.  On a currency neutral basis, sales increased 4.6% compared to 2018. The currency neutral sales increase was primarily driven by growth in our Droplet Digital™ PCR, Food Safety and Process Media product lines. Currency neutral sales increases occurred mostly in the Americas and Europe. Sales in Asia were most impacted by the December 2019 Cyberattack .

The Clinical Diagnostics segment sales in 2019 were $1.41 billion, relatively flat compared to 2018. On a currency neutral basis, sales increased 2.8% compared to 2018. The currency neutral sales in 2018 benefited from a one-time $6.0 million receipt for the resolution of a dispute involving a licensed patent. Excluding the one-time receipt last year, we saw currency neutral sales growth across all three regions, primarily in the Americas and Asia. Product lines that contributed to the growth included Quality Controls, Blood Typing, Immunology and Diabetes. Management expects sales growth in Europe to continue to be challenging due to government initiatives to contain healthcare spending, along with increased competition.

Gross margin

Consolidated gross margins were 54.4% in 2019 compared to 53.4% in 2018. Life Science segment gross margins in 2019 increased when compared to 2018 by approximately 2.7 percentage points primarily due to $7.4 million and $1.5 million of cost of sales benefits in 2019 from escrow releases related to 2011 and 2017 acquisitions within the Life Science group, respectively, and product mix, as well as a decrease in service costs. Clinical Diagnostics segment gross margins in 2019 were flat compared to 2018. Unfavorable manufacturing costs included restructuring costs, lower absorption, and higher service costs primarily associated with a larger installed base. These costs were primarily offset by lower excess and obsolete inventory related costs, logistics costs, and royalty expenses. The gross margin in 2018 benefited from a one-time receipt of $6.0 million for the resolution of a dispute involving a licensed patent, partially offset by a restructuring charge related to a manufacturing facility closure.

Selling, general and administrative expense

Consolidated selling, general and administrative expenses (SG&A) decreased to $824.6 million or 35.7% of sales in 2019 compared to $834.8 million or 36.5% of sales in 2018, an overall decrease of $10.2 million.  Decreases to SG&A primarily were related to lower professional fees of $27.7 million, lower bad debt of $14.6 million and lower travel of $8.6 million. Decreases in SG&A were partially offset primarily by increases in employee related expenses of $40.8 million, which included higher expenses associated with the restructuring plans in 2019 compared to those in 2018.

Research and development expense

Research and development expense increased to $202.7 million or 8.8% of sales in 2019 compared to $199.2 million or 8.7% of sales in 2018.  Life Science segment research and development expense increased in 2019 from 2018, primarily driven by additional spending for personnel, outside consultants and supplies that were related to new product innovation within the Droplet Digital PCR product line. Clinical Diagnostics segment research and development expense decreased in 2019 from 2018 primarily from lower spending due to the timing of projects that led to lower outside professional services expense and lower supplies expense, partially offset by the restructuring plan in the fourth quarter of 2019.

Impairment losses on goodwill and long-lived assets

In conjunction with our annual valuation of goodwill, there were no impairment losses in 2019. In 2018, we impaired goodwill associated with our 1999 acquisition of Pasteur Sanofi Diagnostics S.A., 2007 through 2012 acquisitions of DiaMed Holding AG, DiaMed Fennica Oy, DiaMed (G.B.) Limited, and DiaMed Benelux (collectively DiaMed), 2010 acquisition of Biotest AG, and 2013 acquisition of AbD Serotec in the amounts of $18.1 million, $247.2 million, $10.8 million and $5.9 million, respectively. Goodwill for DiaMed, Biotest AG and AbD Serotec was fully impaired at December 31, 2018. Impairments for the Pasteur Sanofi Diagnostics S.A., DiaMed and Biotest AG were included in our Clinical Diagnostics segment's results of operations, and the impairment for AbD Serotec was included in our Life Science segment's results of operations.

In 2018, we impaired developed product technology and fully impaired covenants not to compete in the amounts of $8.8 million and $1.7 million, respectively, associated with our 2012 acquisition of a cell sorting system from Propel Labs, Inc. These impairments were included in our Life Science segment's results of operations.

Results of Operations – Non-operating

Interest expense

Interest expense in 2019 was $23.4 million, a slight decrease compared to 2018 of $24.0 million.

Foreign currency exchange gains and losses

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Net foreign currency exchange losses for 2019 and 2018 were $2.2 million and $2.9 million, respectively.  The 2019 and 2018 net foreign currency exchange losses were attributable to market volatility, the result of the estimating process inherent in the timing of shipments and payments of intercompany debt, and the cost of hedging. All years are affected by the economic hedging program we employ to hedge our intercompany receivables and payables denominated in foreign currencies.

Change in fair market value of equity securities

Change in fair market value of equity securities were gains of $2,031.0 million for 2019 compared to $606.2 million for 2018, primarily resulting from the recognition of holding gains on our investment in Sartorius AG.

Other (income) expense, net

Other (income) expense, net includes investment and dividend income, interest income on our cash and cash equivalents, short-term investments and long term marketable securities.  Other (income) expense, net in 2019 decreased to $26.1 million of income compared to $36.6 million of income in 2018. Other income, net decreased primarily due to a land sale of $4.1 million and a divestiture of a product line of $5.1 million that both occurred in 2018, and higher other-than-temporary impairment losses on equity method investments that were recorded in light of the investees' financial condition in 2019.

Effective tax rate

Our effective tax rate was 22.2% and 28.7% in 2019 and 2018, respectively. The effective tax rate for 2018 was driven by detriments due to non-deductible impairment charges and the taxation of our foreign operations, partially offset by a $49 million benefit recorded as a result of the completion of our accounting for the Tax Act under SAB 118. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes in the geographic mix of earnings, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

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

As of December 31, 2019, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.8 million. Substantially all such amounts will impact our effective income tax rate.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on April 16, 2019, for the discussion of the comparison of the fiscal year ended December 31, 2018 to the fiscal year ended December 31, 2017, the earliest of the three fiscal years presented in the Consolidated Statements of Operations.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our domestic $200.0 million unsecured Credit Agreement that we entered into in April 2019, and to a lesser extent international lines of credit. Borrowings under the 2019 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of December 31, 2019; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  The 2019 Credit Agreement matures in April 2024. In total under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had approximately $207.5 million available for borrowing and usage as of December 31, 2019, which was reduced by approximately $4.2 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and an acquisition of reasonable proportion to our existing total available capital. However, we have outstanding $425.0 million principal amount of Senior Notes that are due in December 2020 (4.875% Notes). We are currently assessing the repayment of the 4.875% Notes and believe we have adequate resources to repay or finance this obligation.

At December 31, 2019, we had available $1,114.6 million in cash, cash equivalents and short-term investments, of which approximately 21% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Cash Flows from Operations

Net cash provided by operations was $457.9 million and $285.5 million in 2019 and 2018, respectively.  The net increase between 2019 and 2018 of $172.4 million primarily resulted from:

•	lower cash paid to suppliers that included value added tax refunds of approximately $53 million in 2019,

•	lower income tax payments in 2019 compared to 2018, and

•	higher investment income received, partially offset by

•	lower comparative cash received from customers in 2019 was primarily due to higher collections in 2018 subsequent to the ERP implementation in 2017, and

•	forward foreign exchange contracts had lower net proceeds in 2019 compared to 2018.

Cash flows from operations during the first quarter have historically had larger payments for royalties, fourth quarter sales commissions to third parties and annual employee bonuses, and we expect this pattern to recur in the first quarter of 2020.

Cash Flows from Investing Activities

Net cash used in investing activities was $208.9 million and $187.0 million for 2019 and 2018, respectively. The net increase between 2019 and 2018 of $21.9 million was primarily due to payments for acquisitions in 2019, and to a lesser extent proceeds for a divestiture of a product line in 2018 as discussed below. These were partially offset primarily by lower capital expenditures in 2019 than in 2018 as discussed below, and for sales of marketable securities and investments that increased by $27.6 million in 2019 compared to 2018. Other items that affected cash flows from investing activities are further discussed below.

Our investment objective is to maintain liquidity to meet anticipated operational and other corporate requirements in which capital is preserved and increased through investing in low risk, high quality securities with commensurate returns, consistent with our risk tolerance level.

During the first quarter of 2019, we received $7.4 million from an escrow release related to an acquisition from 2011 within the Life Science Group. During the first quarter of 2018, we received $7.0 million for a divestiture of a product line and $4.1 million for a land sale.

In October 2019, we acquired all the issued and outstanding shares of a foreign distributor for approximately $4.2 million, which included cash payments at closing, net of closing cash, of $3.6 million, and $0.6 million in contingent consideration potentially payable to the sellers. The acquisition does not meet the significant or material subsidiary test. The purchase price allocation is preliminary as additional time is required to complete the valuation of assets acquired and liabilities assumed.

In August 2019, we acquired all the issued and outstanding membership interests of Exact Diagnostics, LLC for approximately $60.0 million. Cash payments at closing, net of closing cash, were $59.7 million. The acquisition does not meet the significant or material subsidiary test.

In March 2019, we completed the acquisition of all the issued and outstanding stock of a small U.S. private company for approximately $20.0 million. Cash payments, net of closing cash, consisted of $4.0 million paid in November 2018 and the remaining $16.0 million paid in March 2019. The acquisition does not meet the significant or material subsidiary test.

The above acquisitions are immaterial to Bio-Rad taken as a whole for the periods presented.

We continue to review possible acquisitions, including early stage businesses, to expand both our Life Science and Clinical Diagnostics segments. We routinely meet with the principals or brokers of the subject companies.  However, it is not certain at this time that any of these discussions will advance to completion.

Capital expenditures in 2019 totaled $98.5 million, compared to $129.8 million in 2018. Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements, including the remaining phases of the global enterprise resource planning (ERP) platform.  All periods include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use. Capital expenditures were lower in 2019 than in 2018 primarily due to implementing smaller phases of the ERP platform. In addition in 2018, we made an investment in two office buildings and adjacent land in the greater San Francisco Bay Area, California.

Cash Flows from Financing Activities

Net cash used in financing activities was $22.8 million compared to $48.7 million in 2019 and 2018, respectively. Net cash used in financing activities was lower in 2019 than 2018 primarily due to lower repurchases of our common stock in 2019 than in 2018 of $20.9 million.

We have outstanding 4.875% Notes of $425.0 million, which are due in December 2020. We are currently assessing the repayment of the 4.875% Notes and believe we have adequate resources to repay or finance this obligation.
We believe the current cash is sufficient to meet normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.

Treasury Shares

During 2019, 137,748 shares of our Class A treasury stock and 917 shares of our Class B treasury stock, with an aggregate total cost of $38.7 million, were reissued to fulfill annual grants to employees under our restricted stock program, and to fulfill our Employee Stock Purchase Plan purchases.  Upon reissuing the Class A and B treasury stock under our restricted stock program, a loss of $8.4 million was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings while $24.9 million reduced Additional paid-in-capital.  These reissuances for the restricted stock program did not require cash payments or receipts and therefore did not affect liquidity.  Upon fulfilling our Employee Stock Purchase Plan purchases, a loss of $1.6 million was incurred as they were issued at a lower price than the average cost, which reduced Retained earnings and resulted in net proceeds of $3.8 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations
The following summarizes certain of our contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$440.4	$426.8	$3.1	$0.8	$9.7
Interest payments (1)	28.8	20.1	1.7	1.4	5.6
Operating lease obligations (2)	255.4	41.0	64.4	46.3	103.7
Purchase obligations (3)	35.8	34.0	1.3	0.3	0.2
Long-term liabilities (4)	118.4	5.2	17.3	7.6	88.3

(1) These amounts represent expected cash payments, including finance lease obligations, which are included in our December 31, 2019 Consolidated Balance Sheet. Our debt is fixed and primarily consists of the 4.875% Notes. See Note 5 of the Consolidated Financial Statements for additional information about our debt.

(2) Operating lease obligations are described in Note 16 of the Consolidated Financial Statements.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms.  Purchase obligations exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered to Bio-Rad.

(4) These amounts primarily represent recognized long-term obligations for other post-employment benefits mostly due in more than 5 years, and long-term deferred revenue. Excluded from this table are tax liabilities for uncertain tax positions and contingencies in the amount of $47.6 million.  We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above.  See Note 6 of the Consolidated Financial Statements for additional information about our income taxes.

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

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates.  All other variables were held constant.  Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates.  A decline of 10% on quoted foreign exchange rates would result in an approximate net-present-value loss of $25 million on our derivative position as of December 31, 2019.  This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates.  Due to the relatively small amount of short-term variable rate debt we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%.  Our long-term debt consists primarily of fixed-rate instruments, and is thus insulated from interest rate changes.  As of December 31, 2019, the overall interest rate risk associated with our debt was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Reports of Independent Registered Public Accounting Firm	41-43
Consolidated Balance Sheets at December 31, 2019 and 2018	44-45
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2019	46
Consolidated Statements of Comprehensive Income for each of the three years in the period
December 31, 2019	47
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2019	48
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years
in the period ended December 31, 2019	49
Notes to Consolidated Financial Statements	50-92

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio-Rad Laboratories, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standard Update (ASU) 2016-02, Leases, and related accounting standard updates.

Also as discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition effective January 1, 2018, due to the adoption of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.

Also as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for equity instruments effective January 1, 2018 due to the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Assessment of Lease Term for Reagent Rental Arrangements

As discussed in Note 1 to the consolidated financial statements, the Company earns revenue from reagent rental agreements with its customers. Each agreement generally includes lease elements subject to the lease accounting standards and non-lease elements subject to the revenue accounting standards. The classification of the lease component as an operating or sales-type lease can impact the timing of revenue recognition and cost attributable to the underlying lease elements. While most reagent rental arrangements contain an option for a lessee to extend and the option for the lessee to cancel or both, the period in which the contract is enforceable is generally short, and the lease term has been limited to the noncancellable period. The revenue allocated to the reagent rental lease elements is approximately 3% of total revenue and it is included as part of Net Sales in the Consolidated Statement of Income.
We identified the assessment of the lease term for the reagent rental agreements, including the impact from any associated contractual termination penalties, as a critical audit matter. The Company’s determination of lease classification as operating or sales-type lease is primarily dependent on the initial determination of the lease term. The Company’s process is based on the manual examination of a high volume of agreements that are negotiated individually across the world with diverse terms. Testing the determination of the lease term, including consideration of contractual termination penalties, required a high degree of auditor judgment to design and execute the audit procedures.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company’s process for determining the lease term, including consideration of contractual termination penalties. We assessed the Company’s policies for determining that the lease term of its reagent rental arrangements were in accordance with U.S generally accepted accounting principles. Additionally, for a selection of reagent rental agreements, we read the underlying contract, and compared relevant terms within the contract to the Company’s determination of lease term analysis.

/s/ KPMG LLP
We have served as the Company's auditor since 2013.

Santa Clara, California
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio‑Rad Laboratories, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Bio-Rad Laboratories, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Santa Clara, California
February 28, 2020

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$660,672	$431,526
Short-term investments	453,973	413,270
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $20,205 at 2019 and $26,713 at 2018	392,672	392,443

Inventories:
Raw materials	109,570	108,008
Work in process	146,131	145,051
Finished goods	298,306	330,756
Total inventories	554,007	583,815

Prepaid expenses	102,331	187,249
Other current assets	10,940	9,615
Total current assets	2,180,155	2,023,478

Property, plant and equipment:
Land and improvements	25,215	25,185
Buildings and leasehold improvements	341,598	331,563
Equipment	1,015,359	970,081
Total property, plant and equipment	1,382,172	1,326,829
Less: accumulated depreciation and amortization	(882,833)	(818,139)
Property, plant and equipment, net	499,339	508,690

Operating lease right-of-use assets	201,868	—
Goodwill, net	264,131	219,770
Purchased intangibles, net	145,525	133,123
Other investments	4,638,205	2,655,709
Other assets	79,636	70,298
Total assets	$8,008,859	$5,611,068

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Balance Sheets (continued) (In thousands, except share data)

	December 31,
	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,014	$122,450
Accrued payroll and employee benefits	180,084	143,510
Current maturities of long-term debt	426,172	493
Income taxes payable	8,763	27,513
Other taxes payable	27,522	28,675
Current operating lease liabilities	35,365	—
Deferred revenue	33,735	26,936
Other current liabilities	86,840	101,218
Total current liabilities	905,495	450,795

Long-term debt, net of current maturities	13,579	438,937
Deferred income taxes	997,787	553,239
Operating lease liabilities	176,018	—
Other long-term liabilities	160,923	147,766
Total liabilities	2,253,802	1,590,737

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 24,966,035 and 24,884,265 at 2019 and 2018, respectively; shares outstanding - 24,835,804 and 24,704,772 at 2019 and 2018, respectively	2	2
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued - 5,089,532 and 5,096,421 at 2019 and 2018, respectively; shares outstanding - 5,089,532 and 5,095,504 at 2019 and 2018, respectively	1	1
Additional paid-in capital	410,020	394,342
Class A treasury stock at cost, 130,231 shares at 2019 and 179,493 shares at 2018	(38,397)	(49,040)
Class B treasury stock at cost, 0 shares at 2019 and 917 shares at 2018	—	(89)
Retained earnings	5,470,779	3,722,073
Accumulated other comprehensive loss	(87,348)	(46,958)
Total stockholders’ equity	5,755,057	4,020,331
Total liabilities and stockholders’ equity	$8,008,859	$5,611,068

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017

Net sales	$2,311,659	$2,289,415	$2,160,153
Cost of goods sold	1,054,663	1,066,264	972,450
Gross profit	1,256,996	1,223,151	1,187,703
Selling, general and administrative expense	824,625	834,783	806,790
Research and development expense	202,710	199,196	250,157
Impairment losses on goodwill and long-lived assets	—	292,513	11,506
Income (loss) from operations	229,661	(103,341)	119,250
Interest expense	23,416	23,962	23,014
Foreign currency exchange losses, net	2,245	2,861	9,128
Change in fair market value of equity securities	(2,030,987)	(606,230)	—
Other (income) expense, net	(26,094)	(36,593)	(10,697)
Income before income taxes	2,261,081	512,659	97,805
(Provision for) benefit from income taxes	(502,406)	(147,045)	24,444
Net income	$1,758,675	$365,614	$122,249

Basic earnings per share:
Net income per basic share	$58.93	$12.25	$4.12
Weighted average common shares - basic	29,843	29,836	29,655

Diluted earnings per share:
Net income per diluted share	$58.27	$12.10	$4.07
Weighted average common shares - diluted	30,184	30,228	30,034

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$1,758,675	$365,614	$122,249
Other comprehensive (loss) income:
Foreign currency translation adjustments	(36,953)	(112,857)	76,050
Foreign other post-employment benefits adjustments, net of income taxes	(7,363)	7,549	(3,767)
Net unrealized holding gains (losses) on available-for-sale (AFS) investments, net of income taxes and effect of adoption of ASU 2018-02*	3,926	(1,187)	248,745
Other comprehensive (loss) income, net of income taxes	(40,390)	(106,495)	321,028
Comprehensive income	$1,718,285	$259,119	$443,277

*ASU 2018-02, "Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income," as disclosed in our December 31, 2017 Form 10-K

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Cash received from customers	$2,311,925	$2,326,310	$2,093,948
Cash paid to suppliers and employees	(1,818,575)	(1,989,685)	(1,916,119)
Interest paid, net	(22,330)	(22,703)	(22,224)
Income tax payments, net	(45,081)	(62,414)	(52,136)
Investment proceeds and miscellaneous receipts, net	31,673	26,383	18,392
Proceeds from (payments for) forward foreign exchange contracts, net	285	7,603	(17,724)
Net cash provided by operating activities	457,897	285,494	104,137
Cash flows from investing activities:
Capital expenditures	(98,532)	(129,825)	(111,332)
Proceeds from dispositions of property, plant and equipment	129	4,315	86
Proceeds from divestiture of a product line	—	6,964	—
(Payments for) proceeds from acquisitions and long-term investment	(79,386)	266	(76,645)
Recovery of (payments for) purchases of intangible assets	8,818	(3)	(3,795)
Payments for purchases of restricted investment	—	—	(1,000)
Payments for purchases of marketable securities and investments	(371,450)	(371,019)	(282,656)
Proceeds from sales of marketable securities and investments	104,632	77,029	97,523
Proceeds from maturities of marketable securities and investments	226,900	225,295	202,247
Net cash used in investing activities	(208,889)	(186,978)	(175,572)
Cash flows from financing activities:
Net payments on line-of-credit arrangements and notes payable	—	—	(36)
Payments on long-term borrowings	(643)	(2,961)	(316)
Payments for credit agreement renewal fees	(486)	—	—
Proceeds from issuances of common stock for share-based compensation	13,113	14,133	14,604
Tax payments from net share settlement	(8,096)	(8,862)	(7,310)
Proceeds from reissuances of treasury stock for shared-based compensation, net	3,831	—	—
Payments for purchases of treasury stock	(28,000)	(48,912)	(2,920)
Payments of contingent consideration	(2,477)	(2,078)	(3,681)
Net cash (used in) provided by financing activities	(22,758)	(48,680)	341
Effect of foreign exchange rate changes on cash	2,237	(655)	(1,094)
Net increase (decrease) in cash, cash equivalents and restricted cash	228,487	49,181	(72,188)
Cash, cash equivalents and restricted cash at beginning of year	434,164	384,983	457,171
Cash, cash equivalents and restricted cash at end of year	$662,651	$434,164	$384,983

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that agrees to the same amounts shown in the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$660,672	$431,526	$383,824
Restricted cash included in Other current assets	93	111	882
Restricted cash included in Other assets	1,886	2,527	277
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$662,651	$434,164	$384,983
These restricted cash items are primarily related to performance guarantees.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC. Consolidated Statements of Changes in Stockholders’ Equity (In thousands)
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at December 31, 2016	$3	$332,911	$(101)	$1,828,581	$417,766	$2,579,160
Net income	—	—	—	122,249	—	122,249
Effect of adoption of ASU 2016-09*	—	391	—	(256)	—	135
Other comprehensive income, net of tax	—	—	—	—	200,893	200,893
Effect of adoption of ASU 2018-02**	—	—	—	(120,135)	120,135	—
Issuance of common stock	—	4,490	—	—	—	4,490
Stock compensation expense	—	23,439	—	—	—	23,439
Purchase of treasury stock	—	—	(2,920)	—	—	(2,920)
Reissuance of treasury stock	—	—	2,804			2,804
Balance at December 31, 2017	3	361,231	(217)	1,830,439	738,794	2,930,250
Effect of adoption of ASU 2016-01 and ASU 2018-03***	—	—	—	1,543,747	(679,257)	864,490
Effect of adoption of ASU 2016-16****	—	—	—	(17,591)		(17,591)
Effect of adoption of ASC 606*****	—	—	—	(136)	—	(136)
Net income	—	—	—	365,614	—	365,614
Other comprehensive loss, net of tax	—	—	—	—	(106,495)	(106,495)
Issuance of common stock	—	5,271	—	—	—	5,271
Stock compensation expense	—	27,840	—	—	—	27,840
Purchase of treasury stock	—	—	(48,912)	—	—	(48,912)
Balance at December 31, 2018	3	394,342	(49,129)	3,722,073	(46,958)	4,020,331
Net income	—	—	—	1,758,675	—	1,758,675
Other comprehensive loss, net of tax	—	—	—	—	(40,390)	(40,390)
Issuance of common stock	—	5,017	—	—	—	5,017
Stock compensation expense	—	35,593	—	—	—	35,593
Purchase of treasury stock	—	—	(28,000)	—	—	(28,000)
Reissuance of treasury stock	—	(24,932)	38,732	(9,969)	—	3,831
Balance at December 31, 2019	$3	$410,020	$(38,397)	$5,470,779	$(87,348)	$5,755,057

* ASU 2016-09, "Improvements to Employee Shared-Based Payment Accounting," as disclosed in our December 31, 2017 Form 10-K
** ASU 2018-02,"Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income," as disclosed in our
December 31, 2017 Form 10-K
*** ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities," as disclosed in our December 31, 2018 Form 10-K
**** ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," as disclosed in our December 31, 2018 Form 10-K
***** See Note 1, "Significant Accounting Policies" under "Revenue Recognition"

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

Short-term Restricted Investments

Short-term restricted investments of $5.6 million at both December 31, 2019 and 2018 represent a money market fund that is renewed annually for collateral that secures worker's compensation and general liability insurance. Investment income accrues to Bio-Rad and is recorded in Cash and cash equivalents in the Consolidated Balance Sheets.

Available-for-Sale Investments

Available-for-sale investments consist of corporate obligations, municipal securities, asset backed securities, U.S. government sponsored agencies and marketable equity securities.  Management classifies investments at the time of purchase and reevaluates such classification at each balance sheet date.  Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data.  Unrealized gains and losses are reported as a component of other comprehensive income, net of any related tax effect.  Effective January 1, 2018, changes in fair value for equity securities are reported in Change in fair market value of equity securities in the Consolidated Statements of Income due to the adoption of ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Unrealized losses are charged against income when a decline in the fair value of an individual security is determined to be other-than-temporary.  We review our available-for-sale debt securities for other-than-temporary losses on a quarterly basis.  Realized gains and losses and other-than-temporary impairments on investments are included in Other (income) expense, net (see Note 10).

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.  The estimated useful lives of property, plant and equipment are generally as follows: buildings and leasehold improvements, 10-39 years or the term of the leases or life of the improvements, whichever is shorter; reagent rental equipment, 1-5 years; and equipment, 3-12 years.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Operating lease liabilities in our Consolidated Balance Sheet as of December 31, 2019. Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities in our Consolidated Balance Sheet as of December 31, 2019.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease. For purposes of determining the lease term used in the measurement of operating lease ROU assets and operating lease liabilities, we include the noncancellable period of the lease together with those periods covered by the option to extend the lease if we are reasonably certain to exercise that option, the periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option, and the periods covered by the option to extend (or to not terminate) the lease in which exercise of the option is controlled by the lessor. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Where we act as lessee, we elected not to separate lease and non-lease components.

Where we act as lessor in our reagent rental arrangements, we allocate the consideration in the contract to the separate lease components and non-lease components. After allocation, the amount of variable payments allocated to lease components will be recognized as income under the lease accounting standard ASC 842, while the amount of variable payments allocated to non-lease components will be recognized as income in accordance with ASC 606. Such reagent rental arrangements are more fully described below under the caption "Reagent Rental Agreements."

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

Long-Lived Assets

For purposes of recognition and measurement of an impairment loss, a long-lived asset or assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  We assess the impairment of long-lived assets (including identifiable intangible assets and operating lease right-of-use assets) quarterly or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors that we consider important that could trigger an impairment review include:

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities reflect the tax effects of net operating losses, tax credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. They are determined using enacted tax rates in effect for the year in which such temporary differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. When we establish, or reduce the valuation allowance against our deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period that determination to change the valuation allowance is made.

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

On December 22, 2017, the U.S. enacted comprehensive tax legislation (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including the imposition of a one-time mandatory deemed repatriation tax (“Transition Tax”) on certain earnings accumulated offshore since 1986 and the reduction of the corporate tax rate from 35% to 21% for U.S. taxable income, resulting in a one-time remeasurement of U.S. federal deferred tax assets and liabilities. In 2017, we recorded an income tax benefit of $70 million related to the Transition Tax and remeasurement of our U.S. federal deferred tax assets and liabilities. We completed our accounting for the Tax Act under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) in 2018, which resulted in an additional income tax benefit of $49 million.

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
As discussed further above under the caption “Leases” and below under the caption “Recent Accounting Pronouncements Adopted,” as well as in Note 16, Leases, we adopted ASC 842, “Leases,” on a modified retrospective basis effective January 1, 2019 with practical expedients, and did not restate comparative prior periods. We concluded that the use of the instrument (referred to as “lease elements”) is not within the guidance of ASC 606 but rather ASC 842. Accordingly, we first allocate the transaction price between the lease elements and the non-lease elements based on relative standalone selling prices. The determination of the transaction price requires judgment and consideration of any fixed/minimum payments as well as estimates of variable consideration. After allocation, the amount of variable payments allocated to lease components will be recognized as income under ASC 842, while the amount of variable payments allocated to non-lease components will be recognized as income in accordance with ASC 606.

Upon our adoption of ASC 842 in 2019, the maintenance services, along with the reagents, are now allocated to the non-lease elements and will be recognized as income in accordance with ASC 606. This change is in alignment with the requirements of ASC 842, and has resulted in a decrease in the amount of rental income and a corresponding increase in the amount of maintenance service revenue that is included in total reported Net sales in our consolidated income statements. Generally, the terms of the arrangements result in the transfer of control on reagents upon either (i) when the consumables are delivered or (ii) when the consumables are consumed by the customer.

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

Revenue allocated to the lease elements of these reagent rental arrangements represents approximately 3% and 5% of total revenue for 2019 and 2018, respectively, and is included as part of the Net sales in our Consolidated Statements of Income.
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

Deferred revenues represent mostly unrecognized fees billed or collected for extended service arrangements. Deferred revenues are generally recognized ratably over the term of the service contract as our performance extends over the life of the arrangement. A majority of our deferred revenue balance is classified as current with an expected length of one year or less. The increase in our total deferred revenue balance from $37.3 million at December 31, 2018 to $45.8 million at December 31, 2019 was primarily driven by $33.1 million, net, of cash payments received or due in advance of satisfying our performance obligations, partially offset by $24.6 million of revenue recognized that were included in our deferred revenue balance as of December 31, 2018.

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

Components of the warranty accrual, included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets, were as follows (in millions):

	2019	2018
January 1	$10.1	$18.7
Provision for warranty	9.9	25.5
Actual warranty costs	(11.0)	(34.1)
December 31	$9.0	$10.1

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

We conduct extensive research and development activities in all areas of our business, employing approximately 780 employees worldwide in these activities, including degreed scientists and technical support staff.  Research and development has played a major role in Bio-Rad’s growth and is expected to continue to do so in the future.  Our research teams are continuously developing new products and new applications for existing products.  In our development of new products and applications, we interact with scientific and medical professionals at universities, hospitals and medical schools, and within our industry.

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

Share-Based Compensation Plans

Share-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value.  We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the share-based payment awards.  Forfeitures are recognized as they occur.  These plans are described more fully in Note 9.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share and the anti-dilutive shares are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Basic weighted average shares outstanding	29,843	29,836	29,655
Effect of potentially dilutive stock options
and restricted stock awards	341	392	379
Diluted weighted average common shares	30,184	30,228	30,034
Anti-dilutive stock options and restricted stock awards
excluded from the computation of diluted EPS	98	84	13

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

Recent Accounting Pronouncements Adopted

In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The internal-use software guidance states that only qualifying costs incurred during the application development stage can be capitalized. We prospectively adopted ASU 2018-15 effective January 1, 2019. As of December 31, 2019, we capitalized $3.1 million of implementation costs for cloud computing arrangements, net of accumulated amortization, primarily for business analytics software. These costs were recorded in Other current assets and Other assets in the Consolidated Balance Sheet.

In August 2018, the SEC issued Final Rule Release No. 33-10532, "Disclosure Update and Simplification" that extends to interim periods the annual disclosure requirement of presenting the changes in stockholders' equity, which was effective in the first quarter of 2019.

In February 2016, the FASB issued ASU 2016-02, "Leases," and related accounting standard updates, which requires, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures are enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. We adopted ASU 2016-02 on a modified retrospective basis effective January 1, 2019 with practical expedients, and did not restate comparative prior periods. The practical expedients elected in transition included, among other items, for leases that existed prior to January 1, 2019, not reassessing whether any contracts are or contain embedded leases, not reassessing the classification of existing leases, and not reassessing whether previously capitalized initial direct costs qualify for capitalization. Where we act as a lessee, the adoption of the standard resulted in material additions to the balance sheet for right-of-use assets and the associated liabilities. See Note 16, Leases. Where we act as a lessee, we also elected not to separate lease and non-lease components. Where we act as a lessor in reagent rental arrangements, there was an insignificant impact to our Consolidated Financial Statements, which is more fully described above under the caption "Reagent Rental Agreements."

Recent Accounting Pronouncements to be Adopted

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321 Investments—Equity Securities, Topic 323 Investments—Equity Method and Joint Ventures, and Topic 815 Derivatives and Hedging. ASU 2020-01 clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU 2020-01 is effective January 1, 2021 and early adoption is permitted at the beginning of any interim period on a prospective basis. We are currently evaluating the effect of ASU 2020-01 and the consideration of early adoption.

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes," which eliminates certain exceptions within ASC 740, Income Taxes, and clarifies other aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

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

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 will replace the current incurred loss approach with an expected loss model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the current other-than-temporary impairment model. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the effect ASU 2016-13 will have on our consolidated financial statements, however due to the generally short duration of our customers' trade receivables, we do not expect ASU 2016-13 to have a material impact.

2.    ACQUISITIONS

In October 2019, we acquired all the issued and outstanding shares of a foreign distributor for approximately $4.2 million, which included cash payments at closing, net of closing cash, of $3.6 million, and $0.6 million in contingent consideration potentially payable to the sellers. In addition, we recorded a net gain of $0.4 million for the settlement of preexisting conditions concurrent with the acquisition that was recorded in Selling, general and administrative expense. The acquisition was included in our Clinical Diagnostics segment's results of operations from the acquisition date and was accounted for as a business combination. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. Proforma financial statements are not provided as the acquisition is immaterial to Bio-Rad taken as a whole for the periods presented.

As of December 31, 2019, the preliminary allocation of the payments was $3.4 million to customer relationships; a definite-lived intangible, $0.2 million to deferred tax asset, $0.8 million to deferred tax liability related to the purchased intangible and $1.4 million to acquired net assets.

In August 2019, we acquired all the issued and outstanding membership interests of Exact Diagnostics, LLC for approximately $60.0 million. Cash payments at closing, net of closing cash, were $59.7 million. The acquisition was included in our Clinical Diagnostics segment's results of operations from the acquisition date and was accounted for as a business combination. The amount of acquisition-related costs was minimal as Bio-Rad primarily represented itself during the acquisition process. The goodwill related to this acquisition is deductible for income tax purposes. Proforma financial statements are not provided as the acquisition is immaterial to Bio-Rad taken as a whole for the periods presented.

The final allocation of the payments was $26.8 million to purchased intangibles consisting primarily of customer relationships, developed product technology and tradenames, $4.2 million to acquired net assets, and $28.7 million to goodwill.

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

The final allocation of the payments was $15.6 million to goodwill that included workforce and time-to-market advantage, $5.5 million to definite-lived intangibles, $0.2 million to in-process research and development, an indefinite-lived intangible asset, and a deferred tax liability of $1.3 million related to the purchased intangibles.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2019 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$42.9	$—	$42.9
Time deposits	31.2	10.0	—	41.2
Asset-backed securities	—	0.1	—	0.1
Money market funds	69.9	—	—	69.9
Total cash equivalents (a)	101.1	53.0	—	154.1
Restricted investment	5.6	—	—	5.6
Equity Securities (b)	4,664.4	—	—	4,664.4
Available-for-sale investments:
Corporate debt securities	—	204.5	—	204.5
U.S. government sponsored agencies	—	106.1	—	106.1
Foreign government obligations	—	4.7	—	4.7
Other foreign obligations	—	3.1	—	3.1
Municipal obligations	—	11.6	—	11.6
Asset-backed securities	—	72.9	—	72.9
Total available-for-sale investments (c)	—	402.9	—	402.9
Forward foreign exchange contracts (d)	—	0.9	—	0.9
Total financial assets carried at fair value	$4,771.1	$456.8	$—	$5,227.9

Financial liabilities carried at fair value:
Forward foreign exchange contracts (e)	$—	$1.0	$—	$1.0
Contingent consideration (f)	—	—	4.9	4.9
Total financial liabilities carried at fair value	$—	$1.0	$4.9	$5.9

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2018 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$77.8	$—	$77.8
Time deposits	22.7	10.0	—	32.7
Asset-backed securities	—	0.3	—	0.3
Money market funds	36.9	—	—	36.9
Total cash equivalents (a)	59.6	88.1	—	147.7
Restricted investment:	5.6	—	—	5.6
Equity securities (b)	2,672.9	—	—	2,672.9
Available-for-sale investments:
Corporate debt securities	—	215.0	—	215.0
U.S. government sponsored agencies	—	80.3	—	80.3
Foreign government obligations	—	3.6	—	3.6
Municipal obligations	—	11.0	—	11.0
Asset-backed securities	—	63.3	—	63.3
Total available-for-sale investments (c)	—	373.2	—	373.2
Forward foreign exchange contracts (d)	—	0.6	—	0.6
Total financial assets carried at fair value	$2,738.1	$461.9	$—	$3,200.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (e)	$—	$0.7	$—	$0.7
Contingent consideration (f)	—	—	8.4	8.4
Total financial liabilities carried at fair value	$—	$0.7	$8.4	$9.1

(a)	Cash equivalents are included in Cash and cash equivalents in the Consolidated Balance Sheets.

(b)	Equity securities are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2019	December 31, 2018
Short-term investments	$51.0	$40.2
Other investments	4,613.4	2,632.7
Total	$4,664.4	$2,672.9

The year-to-date unrealized gains on our equity securities still held as of December 31, 2019 were $2,031.1 million and were primarily due to our investment in Sartorius AG and are recorded in our Consolidated Statements of Income.

(c)	Available-for-sale investments are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2019	December 31, 2018

Short-term investments	$402.8	$373.0
Other investments	0.1	0.2
Total	$402.9	$373.2

(d)	Forward foreign exchange contracts in an asset position are included in Other current assets in the Consolidated Balance Sheets.

(e)	Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Consolidated Balance Sheets.

(f)	Contingent consideration liabilities are included in the following accounts in the Consolidated Balance Sheets (in millions):

	December 31, 2019	December 31, 2018

Other current liabilities	$3.3	$3.2
Other long-term liabilities	1.6	5.2
Total	$4.9	$8.4

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel Labs. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. In the first and third quarters of 2019, we paid $1.4 million and $1.1 million, respectively, per the purchase agreement. Since 2016 we have had a net decrease in the cumulative valuation of the sales milestones of $13.9 million. The contingent consideration was accrued at its estimated fair value of $4.3 million as of December 31, 2019.

During the fourth quarter of 2019, we recognized a contingent consideration liability for earn-out targets related to our acquisition of a foreign distributor. The first earn-out payment of $0.7 million was paid by the acquisition date and the remaining payment is due in the second quarter of 2020. The maximum earn-out payment due is $1.4 million. The contingent consideration was accrued at its estimated fair value of $0.6 million as of December 31, 2019.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at estimated fair value (in millions):

December 31, 2018	$8.4
Analytical flow cytometer platform:
Payment of sales milestone	(2.5)
Net decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(1.6)

Foreign distributor earn-outs:
Acquisition of foreign distributor	$0.6
December 31, 2019	$4.9

The following table provides quantitative information about Level 3 inputs for fair value measurement of our analytical flow cytometer platform contingent consideration liability as of December 31, 2019. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input	Percentage
Analytical flow cytometer platform	Probability-weighted income approach	Sales milestones:
		Discount rate	11.1%
		Cost of debt	3.9%

To estimate the fair value of Level 2 debt securities, our primary pricing provider used Reuters as of December 31, 2019 and Securities Evaluations as of December 31, 2018 as the primary pricing sources. Our pricing process allowed us to select a hierarchy of pricing sources for securities held. If Reuters or Securities Evaluations did not price a Level 2 security that we held, then the pricing provider utilized our custodian supplied pricing as the secondary pricing source.

For all commercial paper as of December 31, 2019, our primary pricing provider used its leading pricing source in the hierarchy to determine pricing.

Our primary pricing provider performed daily reasonableness testing of the Reuters and Securities Evaluations prices. Price changes of 5% or greater were investigated and resolved. In addition, we performed a quarterly testing of the Reuters and Securities Evaluations prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% were investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$203.2	$1.4	$(0.1)	$204.5
Municipal obligations	11.5	0.1	—	11.6
Asset-backed securities	72.7	0.2	(0.1)	72.8
U.S. government sponsored agencies	105.6	0.7	(0.2)	106.1
Foreign government obligations	4.7	—	—	4.7
Other foreign obligations	3.1	—	—	3.1
	400.8	2.4	(0.4)	402.8
Long-term investments:
Asset-backed securities	0.1	—	—	0.1
	0.1	—	—	0.1
Total	$400.9	$2.4	$(0.4)	$402.9

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2019 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$174.5	$174.6
Mature in one to five years	164.2	165.2
Mature in more than five years	62.2	63.1
Total	$400.9	$402.9

Available-for-sale investments consist of the following (in millions):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$216.2	$0.1	$(1.3)	$215.0
Municipal obligations	11.1	—	(0.1)	11.0
Asset-backed securities	63.5	—	(0.4)	63.1
U.S. government sponsored agencies	80.9	0.2	(0.8)	80.3
Foreign government obligations	3.6	—	—	3.6
	375.3	0.3	(2.6)	373.0
Long-term investments:
Asset-backed securities	0.2	—	—	0.2
	0.2	—	—	0.2
Total	$375.5	$0.3	$(2.6)	$373.2

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	December 31, 2019	December 31, 2018

Fair value of investments in a loss position 12 months or more	$19.9	$117.9
Fair value of investments in a loss position less than 12 months	$97.8	$193.0
Gross unrealized losses for investments in a loss position 12 months or more	$0.1	$1.8
Gross unrealized losses for investments in a loss position less than 12 months	$0.3	$0.8

The unrealized losses on these securities are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.  Because Bio-Rad has the ability and intent to hold these investments with unrealized losses until a recovery of fair value, or for a reasonable period of time sufficient for a forecasted recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2019 or at December 31, 2018.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2019 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign exchange losses, net in the Consolidated Statements of Income.

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2019
Contracts maturing in January through March 2020 to sell foreign currency:
Notional value	$52.0
Unrealized gain	$0.3
Contracts maturing in January through March 2020 to purchase foreign currency:
Notional value	$269.1
Unrealized loss	$(0.3)

The estimated fair value of our current maturities of long-term debt, excluding leases, as of December 31, 2019 and long-term-debt, excluding all lease and current maturities, as of December 31, 2018 that is not recognized at fair value in the Consolidated Balance Sheets has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our debt discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	December 31, 2019			December 31, 2018
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Total current maturities long-term debt, excluding leases	$424.4	$435.5	2	$—	$—	2
Total long-term debt, excluding leases and current maturities	$—	$—	2	$423.7	$435.8	2

Included in Other Investments in the Consolidated Balance Sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes in price or impairments. The carrying value of these investments was $0.3 million and $0.6 million as of December 31, 2019 and December 31, 2018, respectively.

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own over 37% of the outstanding voting shares (excluding treasury shares) of Sartorius as of December 31, 2019. The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius' board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius. As of December 31, 2019, due to the adoption of ASU 2016-01 and ASU 2018-03 as of January 1, 2018, we account for this investment at fair market value as determined at period end by a quoted price on an organized exchange.

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2019			2018
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$234.5	$320.5	$555.0	$234.7	$324.6	$559.3
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(35.9)	(17.3)	(53.2)
Goodwill, net	192.7	27.1	219.8	198.8	307.3	506.1
Acquisitions	15.6	28.7	44.3	—	—	—
Divestiture	—	—	—	—	(1.4)	(1.4)
Impairment	—	—	—	(5.9)	(276.1)	(282.0)
Currency fluctuations	—	—	—	(0.2)	(2.7)	(2.9)
Balances as of December 31:
Goodwill	250.1	349.2	599.3	234.5	320.5	555.0
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	$208.3	$55.8	$264.1	$192.7	$27.1	$219.8

In conjunction with the purchase of all the issued and outstanding shares of a foreign distributor in October 2019 (see Note 2, "Acquisitions"), we recorded $3.4 million of Customer relationships, a definite-lived intangible assets.

In conjunction with the purchase of all the issued and outstanding membership interests of Exact Diagnostics, LLC in August 2019 (see Note 2, "Acquisitions"), we recorded $28.7 million of goodwill and $26.8 million of definite-lived intangible assets: $16.1 million of Customer relationships, $8.1 million of Developed product technology, $2.5 million of Tradenames and $0.1 million of Backlog.

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

The impairments were based upon a revision of our Level 3 valuation inputs, i.e., expected future cash flows.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	December 31, 2019
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	6.36	$107.2	$(74.3)	$32.9
Know how	5.71	188.5	(162.6)	25.9
Developed product technology	8.31	144.2	(93.9)	50.3
Licenses	8.74	76.0	(44.4)	31.6
Tradenames	8.50	6.4	(3.6)	2.8
Covenants not to compete	6.01	3.2	(1.4)	1.8
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		525.6	(380.3)	145.3
In-process research and development		0.2	—	0.2
Total purchased intangible assets		$525.8	$(380.3)	$145.5

	December 31, 2018
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	3.98	$88.7	$(68.3)	$20.4
Know how	6.64	190.6	(159.8)	30.8
Developed product technology	8.34	130.4	(86.6)	43.8
Licenses	9.72	76.3	(40.9)	35.4
Tradenames	3.42	3.9	(3.3)	0.6
Covenants not to compete	7.01	3.2	(1.1)	2.1
Total definite-lived intangible assets		$493.1	$(360.0)	$133.1

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

Amortization expense related to purchased intangible assets for the years ended December 31, 2019, 2018 and 2017 was $23.5 million, $28.3 million and $30.8 million, respectively.  Estimated future amortization expense (based on existing purchased intangible assets) for the years ending December 31, 2020, 2021, 2022, 2023, 2024 and thereafter is $23.5 million, $22.8 million, $19.6 million, $18.7 million, $16.6 million, and $44.1 million, respectively.

5.NOTES PAYABLE AND LONG-TERM DEBT

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $207.5 million available for borrowing and usage as of December 31, 2019, which was reduced by $4.2 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations.

The principal components of long-term debt are as follows (in millions):

	December 31, 2019	December 31, 2018

4.875% Senior Notes due 2020, net of discount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(0.6)	(1.3)
Long-term debt less unamortized discount and debt issuance costs	424.4	423.7
Finance leases and other debt	15.4	—
Capital leases and other debt	—	15.7
	439.8	439.4
Less current maturities	(426.2)	(0.5)
Long-term debt	$13.6	$438.9

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due December 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. We were in compliance with these covenants as of December 31, 2019. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In April 2019, Bio-Rad entered into a $200.0 million unsecured Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2019; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of December 31, 2019. The Credit Agreement matures in April 2024. If we had borrowed against our Credit Agreement, the borrowing rate would have been 3.035% at December 31, 2019.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of December 31, 2019.

Maturities of long-term debt at December 31, 2019 were as follows: 2020 - $426.8 million; 2021 - $1.6 million; 2022 - $1.5 million; 2023 - $0.4 million; 2024 - $0.4 million; and thereafter - $9.7 million.

6. INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
U.S.	$1,034.0	$363.4	$72.8
International	1,227.1	149.3	25.0
Income before taxes	$2,261.1	$512.7	$97.8

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Current tax expense:
U.S. Federal	$13.0	$8.8	$6.7
State	4.4	2.2	3.4
International	23.5	30.5	32.0
Current tax expense	40.9	41.5	42.1
Deferred tax expense (benefit):
U.S. Federal	409.7	114.0	(69.8)
State	24.4	6.6	4.3
International	16.1	0.3	(19.3)
Deferred tax expense (benefit)	450.2	120.9	(84.8)
Non-current tax expense (benefit)	11.3	(15.4)	18.3
Provision for (benefit from) income taxes	$502.4	$147.0	$(24.4)

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
U. S. statutory tax rate	21.0%	21.0%	35.0%
Impact of foreign operations	(9.7)	(4.1)	6.0
Research tax credits	(0.2)	(0.7)	(3.8)
Nontaxable subsidies	(0.1)	(0.2)	(2.2)
Goodwill impairment	—	5.6	1.2
Share-based compensation	(0.1)	(1.0)	(5.3)
Nondeductible executive compensation	0.1	0.2	2.0
U.S. taxation of foreign income	10.3	15.5	2.7
Acquisition-related	—	(0.2)	10.1
U.S. tax reform	—	(9.6)	(71.0)
State taxes	1.0	1.7	2.9
Other	(0.1)	0.5	(2.6)
Provision for (benefit from) income taxes	22.2%	28.7%	(25.0)%

On December 22, 2017, the U.S. enacted comprehensive tax legislation (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including the imposition of a one-time mandatory deemed repatriation tax (“Transition Tax”) on certain earnings accumulated offshore since 1986 and the reduction of the corporate tax rate from 35% to 21% for U.S. taxable income, resulting in a one-time remeasurement of U.S. federal deferred tax assets and liabilities. In 2017, we recorded an income tax benefit of $70 million related to the Transition Tax and remeasurement of our U.S. federal deferred tax assets and liabilities. We completed our accounting for the Tax Act under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) in 2018, which resulted in an additional income tax benefit of $49 million.

Our effective income tax rate was 22.2%, 28.7% and (25.0)% in 2019, 2018 and 2017, respectively. The effective tax rate for 2018 was driven by detriments due to non-deductible impairment charges and the taxation of our foreign operations, partially offset by a $49 million benefit recorded as a result of the completion of our accounting for the Tax Act under SAB 118. The effective tax rate for 2017 was driven by a $70 million benefit recorded as a provisional estimate of the accounting for the Tax Act.

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

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Bad debt, inventory and warranty accruals	$23.9	$21.7
Other post-employment benefits, vacation and other reserves	23.0	23.0
Tax credit and net operating loss carryforwards	83.7	75.3
Lease obligations	48.6	—
Other	26.0	27.1
Total gross deferred tax assets	205.2	147.1
Valuation allowance	(67.2)	(70.8)
Total deferred tax assets	138.0	76.3
Deferred tax liabilities:
Property and equipment	38.4	40.1
Lease assets	46.4	—
Investments and intangible assets	1,001.4	540.6
Total deferred tax liabilities	1,086.2	580.7
Net deferred tax liabilities	$(948.2)	$(504.4)

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that our California and certain foreign deferred tax assets will not be realized as of December 31, 2019, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our deferred tax assets in California and certain foreign jurisdictions decreased by $3.6 million in 2019.

As of December 31, 2019, our foreign and California net operating loss carryforwards were approximately $239.0 million and $52.7 million, respectively. Of our foreign net operating losses, $124.7 million may be carried forward indefinitely. The majority of the remaining foreign net operating losses, if not utilized, will begin to expire in 2025. Our California net operating loss carryforwards, if not utilized, will begin to expire in 2028. As of December 31, 2019, our California research tax credit carryforwards were approximately $35.7 million and may be carried forward indefinitely.

Our income tax returns are audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. The tax years open to examination include the years 2012 and forward for the U.S. and certain foreign jurisdictions including France, Germany, India and Switzerland. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.

We record liabilities for unrecognized tax benefits related to uncertain tax positions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2019	2018	2017
Unrecognized tax benefits – January 1	$29.8	$54.9	$21.1
Additions to tax positions related to prior years	7.6	0.6	1.3
Reductions to tax positions related to prior years	(0.7)	(20.2)	(1.0)
Additions to tax positions related to the current year	3.0	4.6	34.8
Settlements	—	(6.8)	(0.2)
Lapse of statute of limitations	(0.4)	(1.1)	(3.4)
Currency translation	(0.1)	(2.2)	2.3
Unrecognized tax benefits – December 31	$39.2	$29.8	$54.9

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the cumulative amount of accrued interest and penalties as of December 31, 2019, 2018 and 2017, respectively was $11.2 million, $9.5 million and $10.9 million. Bio-Rad accrued interest and penalties of $1.7 million, $(1.4) million, and $(0.9) million in 2019, 2018, and 2017, respectively. The total unrecognized tax benefits and interest and penalties of $50.4 million in 2019 was partially offset by deferred tax assets of $1.4 million and prepaid taxes of $5.4 million, for a net amount of $43.6 million.

As of December 31, 2019, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $2.8 million. Substantially all such amounts will impact our effective income tax rate if recognized.

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

Changes to Bio-Rad's issued common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at January 1, 2017	24,454	5,124
B to A conversions	34	(34)
Issuance of common stock	191	18
Balance at December 31, 2017	24,679	5,108
B to A conversions	30	(30)
Issuance of common stock	175	18
Balance at December 31, 2018	24,884	5,096
B to A conversions	24	(24)
Issuance of common stock	58	18
Balance at December 31, 2019	24,966	5,090

Treasury Shares

In November, 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock. Repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The share repurchase activity under the share repurchase program through open market transactions in 2018 and 2019 is summarized as follows:

	Number of Shares Purchased	Weighted-Average Price per Share	Total Shares Repurchased To Date	Remaining Authorized Value (in millions)
November 1, 2018 - November 30, 2018	178,911	$273.39	193,150	$201.1
May 1, 2019 - May 31, 2019	25,421	$291.70	218,571	$193.7
June 1, 2019 - June 30, 2019	25,977	$292.01	244,548	$186.1
August 1, 2019 - August 31, 2019	14,745	$339.05	259,293	$181.1
November 1, 2019 - November 30, 2019	22,343	$358.04	281,636	$173.1

In 2019, we used 118,910 of the repurchased shares in connection with the vesting of restricted stock units and 19,755 shares in connection with ESPP stock purchases. The Credit Agreement may limit our ability to repurchase our stock.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total Accumulated other comprehensive income (loss)
Balances as of January 1, 2018	$77.4	$(22.3)	$4.4	$59.5
Other comprehensive (loss) income, before reclassifications	(112.9)	6.9	(1.4)	(107.4)
Amounts reclassified from Accumulated other comprehensive income	—	2.4	0.3	2.7
Income tax effects	—	(1.8)	—	(1.8)
Other comprehensive income (loss), net of income taxes	(112.9)	7.5	(1.1)	(106.5)
Balances as of December 31, 2018	$(35.5)	$(14.8)	$3.3	$(47.0)
Other comprehensive (loss) income, before reclassifications	(36.5)	(10.0)	4.8	(41.7)
Amounts reclassified from Accumulated other comprehensive income	—	1.5	(0.4)	1.1
Income tax effects	(0.4)	1.1	(0.5)	0.2
Other comprehensive (loss) income, net of income taxes	(36.9)	(7.4)	3.9	(40.4)
Balances as of December 31, 2019	$(72.4)	$(22.2)	$7.2	$(87.4)

The amounts reclassified out of Accumulated other comprehensive income into the Consolidated Statements of Income, with presentation location, were as follows:

	December 31,
Components of Comprehensive income	2019	2018	Location
Amortization of foreign other post-employment benefit items	$(1.5)	$(2.4)	Selling, general and administrative expense
Net holding gains (losses) on equity securities and available for sale investments	$0.4	$(0.3)	Other (income) expense, net

Reclassification adjustments are calculated using the specific identification method.

9. SHARE-BASED COMPENSATION/EQUITY AWARD AND PURCHASE PLANS

Description of Share-Based Compensation Plans

We believe our share-based compensation plans align the interests of our employees with those of our shareholders.

Equity Award Plans
We have two equity award plans for officers and certain other employees: the 2007 Incentive Award Plan (2007 Plan) and the 2017 Incentive Award Plan (2017 Plan).  The 2007 Plan authorized the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and other types of equity awards to employees.  We no longer grant equity under the 2007 Plan.

The 2017 Plan authorizes the grant to employees of stock options, stock appreciation rights, restricted stock, restricted stock units, and other types of equity awards. A total of 2,095,049 shares have been reserved for issuance of equity awards under the 2017 Plan and may be of either Class A or Class B common stock. At December 31, 2019, there were 1,507,489 shares available to be granted.

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

For 2019, 2018 and 2017, we recognized share-based compensation expense of $35.6 million, $27.8 million and $23.4 million, respectively.  The income tax benefit related to share-based compensation expense was $5.6 million, $4.4 million and $5.8 million for 2019, 2018 and 2017, respectively. We did not capitalize any share-based compensation expense in inventory.

The tax benefit from share-based compensation vested or exercised during 2019, 2018 and 2017 was $5.4 million, $5.4 million, and $6.3 million, respectively.

For options and awards, we amortize the fair value on a straight-line basis.  All stock compensation awards are amortized over the requisite service periods of the awards, which are generally the vesting periods. We recognize forfeitures as they occur.

Stock Options
The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2018	373,640	$138.81
Granted	34,672	$328.48
Exercised	(55,490)	$98.00
Forfeited/expired	(8,300)	$231.71
Outstanding, December 31, 2019	344,522	$162.23	4.76	$71.6

Unvested, December 31, 2019	94,172	$273.93	8.45	$9.1
Exercisable, December 31, 2019	250,350	$120.22	3.46	$62.5

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value on the date of exercise of stock options exercised during 2019, 2018 and 2017 was approximately $12 million, $8 million and $10 million, respectively.

Cash received from stock options exercised during 2019, 2018 and 2017 was $2.6 million, $0.5 million and $1.6 million, respectively.

As of December 31, 2019, there was $7.0 million of total unrecognized compensation cost from stock options. This amount is expected to be recognized in the future over a weighted-average period of approximately 3 years.

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	22%	22%	20%
Risk-free interest rate	1.69%	2.85%	1.87%
Expected life (in years)	7.5	7.6	7.2
Expected dividend	—	—	—
Weighted-average fair value of options granted	$93.96	$105.94	$58.65

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

The following table summarizes restricted stock unit activity:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2018	474,400	$235.58
Granted	174,782	$332.38
Vested	(134,525)	$206.44
Forfeited	(44,715)	$243.76
Outstanding, December 31, 2019	469,942	$279.14	2.08	$173.9

The total fair value of restricted stock units vested in 2019, 2018 and 2017 was $44.8 million, $40.0 million and $27.7 million, respectively. As of December 31, 2019, there was approximately $119.5 million of total unrecognized compensation cost related to restricted stock units.  This amount is expected to be recognized over a remaining weighted-average period of approximately 3 years.

Employee Stock Purchase Plans
The fair value of the employees’ purchase rights under the 2011 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	31%	27%	19%
Risk-free interest rate	2.25%	1.82%	0.83%
Expected life (in years)	0.24	0.24	0.24
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$60.39	$55.04	$38.86

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

We sold 58,717 shares for $14.3 million, 63,464 shares for $13.6 million and 74,409 shares for $13.0 million under the 2011 ESPP to employees in 2019, 2018 and 2017, respectively.  At December 31, 2019, 599,531 shares remain authorized and available for issuance under the 2011 ESPP.

We currently issue new shares or treasury shares, if available, to satisfy stock option exercises, restricted stock issuances and ESPP stock purchases.

10. OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2019	2018	2017

Interest and investment income	$(30.5)	$(26.6)	$(19.1)
Net realized gains on investments	(1.5)	(1.6)	(0.1)
Other-than-temporary impairment losses on investments	5.8	0.8	7.0
Gain on sale of land	—	(4.1)	—
Gain on divestiture of a product line	—	(5.1)	—
Other expense	0.1	—	1.5
Other (income) expense, net	$(26.1)	$(36.6)	$(10.7)

Other-than-temporary impairment losses on equity method investments were recorded in light of the investees' financial condition in the first and fourth quarters of 2019.

11. SUPPLEMENTAL CASH FLOW INFORMATION
The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Net income	$1,758.7	$365.6	$122.2
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	134.2	138.1	148.7
Reduction in the carrying amount of right-of-use assets	40.3	—	—
Share-based compensation	35.6	27.8	23.4
Gains on dispositions of securities	(1.5)	(1.6)	(0.1)
Other-than-temporary impairment losses on investments	5.8	0.8	7.0
Changes in fair market value of equity securities	(2,031.0)	(606.2)	—
Losses on dispositions of fixed assets	1.2	2.0	8.1
Gain on sale of land	—	(4.1)	—
Gain on divestiture of a product line	—	(5.1)	—
Payments for operating lease liabilities	(38.6)	—	—
Changes in fair value of contingent consideration	(1.6)	(6.2)	(18.1)
Decrease (increase) in accounts receivable, net	1.6	59.7	(64.1)
Decrease (increase) in inventories, net	24.2	(12.9)	(47.7)
Decrease (increase) in other current assets	61.8	(15.3)	(35.7)
Increase (decrease) in accounts payable
and other current liabilities	10.6	(45.6)	7.8
Decrease in income taxes payable	(4.2)	(20.9)	(22.4)
Increase (decrease) in deferred income taxes	450.2	120.9	(82.0)
(Increase) decrease in other long term assets	(1.7)	1.1	2.3
Increase (decrease) in other long term liabilities	13.4	(10.0)	38.1
Impairment losses on goodwill and long-lived assets	—	292.5	11.5
Other	(1.1)	4.9	5.1
Net cash provided by operating activities	$457.9	$285.5	$104.1

Non-cash investing activities:
Purchased property, plant and equipment	$8.1	$5.7	$—
Purchased marketable securities and investments	$1.4	$0.8	$2.8
Sold marketable securities and investments	$1.3	$—	$0.3

12. COMMITMENTS AND CONTINGENT LIABILITIES

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of the Board of Directors.  Bio-Rad has no liability other than for the current year’s contribution.  Contribution expense was $16.1 million, $15.9 million and $16.0 million in 2019, 2018 and 2017, respectively.

Purchase Obligations

As of December 31, 2019, we had purchase obligations that have not been recognized on our balance sheet of $35.8 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered to Bio-Rad.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2019 are as follows: 2020 - $34.0 million, 2021 - $1.0 million, 2022 - $0.2 million, 2023 - $0.2 million, 2024 - $0.2 million and after 2024 - $0.2 million.

Long-Term Liabilities

As of December 31, 2019, we had obligations that have been recognized on our balance sheet of $118.4 million, which primarily represent recognized long-term obligations for other post-employment benefits as indicated below that are mostly due in more than 5 years, and long-term deferred revenue. Excluded are tax liabilities for uncertain tax positions and contingencies. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded.

The annual future fixed and determinable portion of our obligations that have been recognized on our balance sheet as of December 31, 2019 were as follows: 2020 - $5.2 million, 2021 - $12.8 million, 2022 - $4.5 million, 2023 - $4.3 million, 2024 - $3.3 million and after 2024 - $88.3 million.

Letters of Credit/Guarantees

In the ordinary course of business, we are at times required to post letters of credit/guarantees.  The letters of credit/guarantees are issued by financial institutions to guarantee our obligations to various parties. We were contingently liable for $4.2 million of standby letters of credit/guarantees with financial institutions as of December 31, 2019.

Other Post-Employment Benefits
In several foreign locations we are statutorily required to provide retirement benefits or a lump sum termination indemnity to our employees upon termination for virtually any reason. These plans are accounted for as defined benefit plans and the associated net benefit obligation at December 31, 2019 and 2018 of $81.5 million and $70.4 million, respectively, has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets. Most plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets or settle these obligations. However, some of these plans require funding based on local laws in which there is a trust or other device administered by an external plan manager that is used to accumulate assets to assist in settling these obligations. The following disclosures include such plans, which are located in France, Switzerland, Germany, Korea, India, Thailand, Italy, Dubai and Japan.

Obligations and Funded Status
The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the Consolidated Balance Sheets for the plans (in millions):

Change in benefit obligation:	2019	2018
Benefit obligation at beginning of year	$137.3	$136.6
Service cost	6.9	7.5
Interest cost	1.5	1.1
Plan participants' contributions	3.5	3.1
Actuarial (gain) loss	11.9	(5.4)
Gross benefits paid	(2.1)	(3.1)
Plan amendments	0.2	(0.5)
Settlements	(3.8)	—
Change attributable to foreign exchange	(1.6)	(2.0)

Benefit obligation at end of year	153.8	137.3

Change in plan assets:
Fair value of plan assets at beginning year	66.9	61.7
Actual return on plan assets	0.9	0.3
Employer contributions	4.7	4.0
Plan participants' contributions	3.8	3.1
Gross benefits paid	(0.8)	(1.5)
Settlements	(3.8)	—
Change attributable to foreign exchange	0.6	(0.7)

Fair value of plan assets at end of year	72.3	66.9

Under funded status of plans	$(81.5)	$(70.4)

Amounts recognized in the consolidated balance sheets:
Current liabilities (Accrued payroll and employee benefits)	$(1.1)	$(1.1)
Noncurrent liabilities (Other long-term liabilities)	(80.4)	(69.3)

Net liability, end of fiscal year	$(81.5)	$(70.4)

Components of Net Periodic Benefit Cost
The following sets forth the net periodic benefit cost (income) for the periods indicated (in millions):

	2019	2018	2017
Service costs	$6.9	$7.5	$6.5
Interest costs	1.5	1.1	1.1
Expected returns on plan assets	(1.2)	(1.1)	(1.1)
Amortization of actuarial losses	1.0	1.3	1.4
Amortization of prior service costs	—	0.1	—
Settlements	0.9	—	1.2

Net periodic benefit costs	$9.1	$8.9	$9.1

Assumptions

The weighted-average assumptions used in computing the benefit obligations are as follows:

	2019	2018
Discount rate	0.5%	1.1%
Compensation rate increase	1.7%	1.8%

The weighted-average assumptions used in computing the net periodic benefit costs are as follows:

	2019	2018	2017
Discount rate	1.1%	0.8%	0.9%
Expected long-term rate of return on plan assets	1.8%	1.8%	1.9%

In some foreign locations we have service award plans that are paid based upon the number of years of employment. Under these plans, the liability at December 31, 2019 and 2018 was $3.5 million and $3.1 million, respectively, and has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets.

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2019, approximately seven percent of Bio-Rad's approximately 3,180 U.S. employees were covered by a collective bargaining agreement, which will expire on November 14, 2023.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

13.    LEGAL PROCEEDINGS

On May 27, 2015, our former general counsel, Sanford S. Wadler, filed a lawsuit in the U.S. District Court, Northern District of California, against us and four of our then current directors and one former director. The plaintiff’s suit alleged whistleblower retaliation in violation of the Sarbanes-Oxley Act and the Dodd-Frank Act for raising FCPA-related concerns. Mr. Wadler also alleged wrongful termination in violation of public policy, non-payment of wages and waiting time penalties in violation of the California Labor Code. The plaintiff sought back pay, compensatory damages for lost wages, earnings, retirement benefits and other employee benefits, compensation for mental pain and anguish and emotional distress, waiting time penalties, punitive damages, litigation costs (including attorneys’ fees) and reinstatement of employment. On July 28, 2015, we filed a motion to dismiss the plaintiff's complaint and specifically requested dismissal of the claims alleged against us under the Dodd-Frank Act and California Labor Code 1102.5 and the claims against the directors under the Sarbanes-Oxley Act and the Dodd-Frank Act. On October 23, 2015, the District Court granted our motion with respect to the alleged violations of the Sarbanes-Oxley Act against all the director defendants except Norman Schwartz with prejudice. The Court denied our motion to dismiss the claims under the Dodd-Frank Act as against both us and the director defendants. The trial commenced on January 17, 2017 and concluded on February 6, 2017. Mr. Wadler was awarded $10.92 million, plus prejudgment interest of $141,608, post-judgment interest, and Mr. Wadler’s litigation costs, expert witness fees, and reasonable attorneys’ fees as approved by the Court. We previously accrued for the judgment, interest and Mr. Wadler's litigation costs. On June 6, 2017, we filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit. Oral arguments occurred on November 14, 2018. On February 26, 2019, the United States Court of Appeals for the Ninth Circuit issued its decision, reversing in part, vacating in part, and affirming in part. Specifically, the court: (1) reversed the Dodd-Frank claim, which amounts to about $2.96 million plus interest, and directed the district court to enter judgment in Bio-Rad’s favor on that claim; (2) vacated the SOX claim due to instructional error and remanded for further proceedings, including whether a new trial is needed; and (3) affirmed the California public policy claim and the $7.96 million in damages attributable to it. On March 12, 2019 we filed a petition for panel rehearing or rehearing en banc with the United States Court of Appeals for the Ninth Circuit, and this petition was denied on April 8, 2019. On September 24,

2019, Mr. Wadler filed a dismissal with prejudice of all remaining claims under the lawsuit with the U.S. District Court, Northern District of California as a result of a Confidential Settlement Agreement and Satisfaction of Judgment that the parties entered into that was last executed on September 6, 2019. This matter did not have a material impact on our 2019 results of operations and is now closed.

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

Information regarding industry segments at December 31, 2019, 2018, and 2017 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Segment net sales	2019	$885.9	$1,412.0	$13.8
	2018	861.7	1,411.8	15.9
	2017	785.2	1,360.8	14.2

Allocated interest expense	2019	$7.4	$15.9	$0.1
	2018	7.2	16.7	0.1
	2017	7.0	14.9	—

Depreciation and amortization	2019	$29.4	$71.7	$0.9
	2018	34.1	72.0	0.5
	2017	36.2	80.2	—

Segment profit (loss)	2019	$72.1	$148.5	$(1.5)
	2018	28.7	(145.7)	0.2
	2017	(9.9)	114.8	1.4

Segment assets	2019	$496.1	$1,075.8	$9.2
	2018	450.2	949.0	5.9

Capital expenditures	2019	$16.6	$58.9	$0.6
	2018	36.7	60.5	0.5

Clinical Diagnostics segment loss for 2018 was due to impairment losses taken on goodwill of $276.1 million (see Note 4 to the consolidated financial statements).

Segment assets at December 31, 2019 increased from December 31, 2018 balances due to inclusion of operating lease right-of-use assets in segment assets (see Note 16 to the consolidated financial statements).

Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker. The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2019	2018	2017
Total segment profit (loss)	$219.1	$(116.8)	$106.3
Foreign currency exchange losses, net	(2.2)	(2.9)	(9.1)
Net corporate operating, interest and other expense not allocated to segments	(12.9)	(10.4)	(10.1)
Change in fair market value of equity securities	2,031.0	606.2	—
Other income (expense), net	26.1	36.6	10.7
Consolidated income before income taxes	$2,261.1	$512.7	$97.8

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2019	2018
Total segment assets	$1,581.1	$1,405.1
Cash and other current assets	1,233.5	1,047.2
Property, plant and equipment, net, and operating lease right-of-use
assets, excluding segment specific balances	66.8	79.9
Goodwill, net	264.1	219.8
Other long-term assets	4,863.4	2,859.1
Total assets	$8,008.9	$5,611.1

Other long-term assets at December 31, 2019 increased from December 31, 2018 balance due to increase in fair market value of equity securities (see Note 3 to the consolidated financial statements).

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2019	2018	2017
Europe	$770.3	$792.0	$758.5
Asia	505.0	495.5	461.3
United States	899.1	863.6	800.2
Other (primarily Canada and Latin America)	137.3	138.3	140.0
Total net sales	$2,311.7	$2,289.4	$2,160.2

The following presents Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes, by geographic region based upon the location of the asset (in millions):

	December 31,
	2019	2018
Europe	$198.3	$129.1
Asia	51.5	20.7
United States	468.7	369.2
Other (primarily Canada and Latin America)	12.7	11.1
Total Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes	$731.2	$530.1

Prior year amounts have been adjusted to exclude Other investments.

15.    RESTRUCTURING COSTS

Restructuring Costs for European Reorganization

In May 2016, we announced that we would take certain actions in our Europe geographic region designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. These actions, aligned with creation and evolution of our organization structure and coordinated with the implementation of our global single instance enterprise resource planning ("ERP") platform, were incurred through and completed in December 2019. We recorded approximately $(0.1) million, $(0.2) million and $0.5 million in restructuring charges and adjustments related to severance and other employee benefits for the years ended December 31, 2019, 2018 and 2017, respectively. From May 2016 to December 31, 2019, total expenses were $12.7 million. The amounts recorded were reflected in Cost of goods sold of $(0.1) million, $(0.1) million and $(0.2) million, and in Selling, general and administrative expense of zero, $(0.1) million and $0.7 million in the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, respectively. The amounts adjusted were primarily for additional positions identified for elimination, partially offset by employees finding other positions within Bio-Rad or leaving prematurely.

The following table summarizes the activity of our European reorganization restructuring reserves for severance (in millions):

	2019			2018
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balance as of January 1	$0.6	$1.0	$1.6	$2.2	$4.1	$6.3
Adjustment to expense	—	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)
Cash payments	(0.3)	(0.5)	(0.8)	(1.5)	(2.9)	(4.4)
Reserve transferred to European and North American Reorganization restructuring costs reserve (see below)	(0.3)	(0.4)	(0.7)	—	—	—
Foreign currency translation gains	—	—	—	—	(0.1)	(0.1)
Balance as of December 31	$—	$—	$—	$0.6	$1.0	$1.6

Restructuring Costs for Termination of a Diagnostics Research and Development Project and Facility Closures

In December 2017, we announced the termination of a diagnostics research and development project in Europe. We recorded restructuring charges and adjustments related to severance and employee benefits of less than $(0.1) million, $0.4 million and $11.0 million and asset write-offs and exit costs of zero, $(0.1) million and $10.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. From December 2017 to December 31, 2019, total expenses were $21.4 million. This restructuring plan was completed in December 2019.

In June 2018, we announced the closure of a small manufacturing operation in Munich, Germany. We recorded restructuring charges and adjustments related to severance and employee benefits of $(0.3) million and $1.7 million for the years ended December 31, 2019 and 2018, respectively. From June 2018 to December 31, 2019, total expenses were $1.4 million. This restructuring plan was completed in November 2019.

In December 2018, we announced the closure of a small manufacturing facility outside Paris, France. We recorded restructuring charges and adjustments related to severance and employee benefits of $(0.1) million and $3.9 million and exit costs of zero and $0.2 million for the years ended December 31, 2019 and 2018, respectively. From December 2018 to December 31, 2019, total expenses were $4.0 million.

Restructuring charges for the termination of a diagnostics research and development project and the facility closures are all included in our Clinical Diagnostics segment's results of operations. The amounts recorded were reflected in Cost of goods sold of $(0.3) million, $5.4 million and $2.3 million, in Selling, general and administrative expense of zero, $0.4 million and $3.3 million, and in Research and development expense of $(0.1) million, $0.3 million and $15.5 million in the Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, respectively. The liability of $3.2 million as of December 31, 2019 consisted of $1.8 million recorded in Accrued payroll and employee benefits, $0.2 million recorded in Other current liabilities, and $1.2 million recorded in Other long-term liabilities in the Consolidated Balance Sheets.

The following table summarizes the activity for the termination of the diagnostics research and development project and the facility closures restructuring reserves for severance and exit costs (in millions):

	2019	2018
Balance as of January 1	$11.5	$14.1
Charged to expense	—	5.8
Adjustment to expense	(0.4)	0.3
Cash payments	(7.7)	(8.4)
Foreign currency translation gains	(0.2)	(0.3)
Balance as of December 31	$3.2	$11.5

Restructuring Costs for European and North American Reorganization

In November 2019, we announced our strategy-driven restructuring plan. We expect that a significant portion of the net savings resulting from this restructuring plan will be repurposed in alignment with our portfolio strategy.
The restructuring plan includes a workforce reduction in Europe, the United States and Canada, and is expected to be incurred through 2020. We recorded $25.3 million of expense in restructuring charges related to severance and employee benefits for the year ended December 31, 2019. The liability of $25.3 million as of December 31, 2019 was recorded in Accrued payroll and employee benefits in the Consolidated Balance Sheets. The amounts recorded were reflected in Cost of goods sold of $4.8 million, in Selling, general and administrative expense of $14.4 million and in Research and development expense of $6.1 million in the Consolidated Statements of Income for the year ended December 31, 2019.

The following table summarizes the activity of our European and North American reorganization restructuring reserves for severance (in millions):

	2019
	Life Science	Clinical Diagnostics	Total
Balance as of January 1	$—	$—	$—
Charged to expense	6.2	19.1	25.3
Cash payments	(0.4)	(0.7)	(1.1)
Reserve transferred from European Reorganization restructuring costs reserve (see above)	0.3	0.4	0.7
Foreign currency translation losses	0.1	0.3	0.4
Balance as of December 31	$6.2	$19.1	$25.3

16.    LEASES

We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 19 years, which includes our determination to exercise renewal options.

The components of lease expense were as follows (in millions):

Twelve Months Ended December 31,	2019

Operating lease cost	$51.4

Finance lease cost:
Amortization of right-to-use assets	$0.6
Interest on lease liabilities	0.9
Total finance lease cost	$1.5

Sublease income	$3.0

The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of right-of-use assets, the impact of remeasurements, modifications, impairments and abandonments.

Historically, our short-term leases, reflecting leases with a lease term of one year or less, are predominantly comprised of leases with a lease term of one month or less, which are not significant. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial.

Supplemental cash flow information related to leases was as follows (in millions):

Twelve Months Ended December 31,	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47.2
Operating cash flows from finance leases	$0.9
Financing cash flows from finance leases	$0.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28.7
Finance leases	$0.2

Supplemental balance sheet information related to leases was as follows (in millions):

December 31, 2019

Operating Leases
Operating lease right-of-use assets	$201.9

Current operating lease liabilities	$35.4
Operating lease liabilities	176.0
Total operating lease liabilities	$211.4

December 31, 2019

Finance Leases
Property, plant and equipment, gross	$11.4
Less: accumulated depreciation and amortization	(4.2)
Property, plant and equipment, net	$7.2

Current maturities of long-term debt and notes payable	$0.5
Long-term debt, net of current maturities	11.2
Total finance lease liabilities	$11.7

December 31, 2019

Weighted Average Remaining Lease Term
Operating leases - in years	9
Finance leases - in years	18

Weighted Average Discount Rate
Operating leases	4.2%
Finance leases	6.5%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2020	$41.0	$1.1
2021	35.8	1.3
2022	28.6	1.2
2023	24.5	1.1
2024	21.8	1.1
Thereafter	103.7	15.2
Total lease payments	255.4	21.0
Less imputed interest	(44.0)	(9.3)
Total	$211.4	$11.7

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles and other equipment with shorter terms and higher-turn over.

As of December 31, 2019, we have an additional lease for a facility in Texas that has not commenced of $1.6 million. The operating lease will commence in either the second or third quarter of 2020 with a lease term of four years.

Operating and Capital Lease Commitments Under ASC 840, Leases

Rents and Leases

Rental expense under operating leases was $47.4 million and $43.6 million in 2018 and 2017, respectively.  Leases were principally for facilities and automobiles.

Annual future minimum lease payments at December 31, 2018 under operating leases were as follows: 2019 - $44.4 million; 2020 - $37.8 million; 2021 - $27.4 million; 2022 - $19.7 million; 2023 - $13.9 million; and 2024 and beyond - $25.6 million.

The total minimum rentals to be received in the future for the sublease as of December 31, 2018 were $17.8 million and ends in 2025.

Maturities of our capital lease obligations at December 31, 2018 were as follows: 2019 - $0.5 million; 2020 - $0.2 million; 2021 - $0.5 million; 2022 - $0.4 million; 2023 - $0.4 million; and thereafter - $9.9 million.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2019 and 2018 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net sales	$554.0	$572.6	$560.6	$624.5
Gross profit	311.8	307.8	307.0	330.4
Net income (loss)	865.2	598.8	(258.8)	553.5
Basic earnings (loss) per share	$29.03	$20.08	$(8.68)	$18.50
Diluted earnings (loss) per share	$28.74	$19.86	$(8.68)	$18.31

2018
Net sales	$551.5	$575.9	$545.1	$616.9
Gross profit	302.2	301.7	286.7	332.6
Net income (loss)	656.8	268.0	269.3	(828.5)
Basic earnings (loss) per share	$22.05	$8.99	$9.02	$(27.73)
Diluted earnings (loss) per share	$21.77	$8.87	$8.89	$(27.73)

As a result of the net losses for the three months ended September 30, 2019 and December 31, 2018, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share as their effects were anti-dilutive. Financial data for the fourth quarter of 2019 were negatively affected by the December 2019 Cyberattack, and restructuring costs for the European and North American reorganization, and are described in Item 7 and Note 15 to the consolidated financial statements, respectively. These negative effects were offset by a $646.0 million increase in fair market value of equity securities. The net losses for the three months ended September 30, 2019 and December 31, 2018 were primarily due to a $390.6 million and $814.1 million decrease in fair market value of equity securities, respectively. These changes in fair market value of equity securities mostly consisted of holding gains or losses on our investment in Sartorius AG. The net loss for the three months ended December 31, 2018 also included impairment losses on goodwill and long-lived assets in the amount of $292.5 million (see Note 4 to the consolidated financial statements).

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our internal control over financial reporting has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Management continuously reviews disclosure controls and procedures, and internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2020 annual meeting of stockholders (the “2020 Proxy Statement”) under “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2020 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and "Pay Ratio Disclosure.”  In addition, the information from a portion of the 2020 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2020 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2019
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	814,464	$162.23	2,107,020 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	814,464	$162.23	2,107,020

(1)	Consists of the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(2)
Consists of 1,507,489 shares available under the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan and 599,531 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.

(3)	Excludes Restricted Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2020 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2020 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

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

BIO-RAD LABORATORIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018, and 2017
(in thousands)

Allowance for doubtful accounts receivable

	Balance at Beginning of Year	(Credited) Charged to Costs and Expenses	Deductions	Balance at End of Year
2019	$26,713	$(1,240)	$(5,268)	$20,205
2018	$25,549	$11,527	$(10,363)	$26,713
2017	$23,367	$11,174	$(8,992)	$25,549

Valuation allowance for long-term deferred tax assets

	Balance at Beginning of Year	Charged (Credited) to Income Tax Expense	Deductions	Balance at End of Year
2019	$70,769	$—	$(3,579)	$67,190
2018	$66,356	$4,413	$—	$70,769
2017	$66,403	$(47)	$—	$66,356

3.	Index to Exhibits

The exhibits listed below in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3 - NOT UPDATED

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

3.1	Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.2	Amended and Restated Bylaws of Bio-Rad Laboratories, Inc. (2)

4.1	Description of Bio-Rad Laboratories, Inc. Class A and Class B Common Stock

4.2	Indenture dated as of December 9, 2010 for 4.875% Senior Notes due 2020 among Bio-Rad Laboratories, Inc., as Issuer, and Wilmington Trust FSB, as Trustee. (3)

10.1
Credit Agreement, dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., HSBC Bank USA National Association, and MUFG Bank, Ltd., as co-syndication agents, and Citibank, N.A., and Wells Fargo Bank, N.A., National Association as co-documentation agents. (4)

10.2	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (5)

10.2.1	First Amendment to the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan (6)

10.3	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (7)

10.4	2007 Incentive Award Plan. (8)

10.4.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007
Incentive Award Plan. (9)

10.4.2	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. (10)

10.5	Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan (11)

10.5.1	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under
2017 Incentive Award Plan (12)

10.5.2	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (13)

10.6	Employment Offer Letter between the Company and Ilan Daskal dated March 15, 2019 (14)

10.7	Employment Offer Letter between the Company and Andrew J. Last dated March 15, 2019 (15)

10.8	Retirement Agreement between the Company and John Hertia made as of August 21, 2019 (16)

10.9	Form of Indemnification Agreement. (17)

10.10	Settlement Agreement and General Release. (18)

10.11	Non-Prosecution Agreement effective November 3, 2014 between the U.S. Department of Justice and Bio-Rad
Laboratories, Inc. (19)

10.12	Securities and Exchange Commission Order effective November 3, 2014. (19)

Exhibit No.

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to Bio-Rad’s Form 8-K filing, dated October 27, 2017.

(3)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 8-K filing, dated December 9, 2010.

(4)	Incorporated by reference to the Exhibit 10.1 to Bio-Rad’s 8-K filing, dated April 16, 2019.

(5)	Incorporated by reference to Exhibit 10.9 to Bio-Rad's June 30, 2011 Form 10-Q filing, dated August 4, 2011.

(6)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017

(7)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997 Form 10-Q filing, dated
November 13, 1997.

(8)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated July 30, 2007.

(9)	Incorporated by reference to Exhibit 10.8.1 to Bio-Rad’s September 30, 2009 Form 10-Q filing, dated
November 4, 2009.

(10)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s March 31, 2014 Form 10-Q filing, dated May 8, 2014.

(11)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017

(12)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017

(13)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017

(14)	Incorporated by reference to the Exhibit10.1 to Bio-Rad’s 8-K filing, dated April 2, 2019

(15)	Incorporated by reference to the Exhibit10.1 to Bio-Rad’s 8-K filing, dated April 22, 2019

(16)	Incorporated by reference to the Exhibit10.1 to Bio-Rad’s 8-K filing, dated August 23, 2019

(17)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated August 7, 2017.

(18)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 7, 2014.

(19)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2014.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Ilan Daskal
Ilan Daskal
Executive Vice President, Chief Financial Officer

Date:	February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Chairman of the Board, President
/s/ Norman Schwartz	and Chief Executive Officer	February 28, 2020
(Norman Schwartz)

Principal Financial Officer:
/s/ Ilan Daskal	Executive Vice President,
(Ilan Daskal)	Chief Financial Officer	February 28, 2020

Principal Accounting Officer:
/s/ James R. Stark	Vice President, Corporate Controller	February 28, 2020
(James R. Stark)

Other Directors:
/s/ Jeffrey L. Edwards	Director	February 28, 2020
(Jeffrey L. Edwards)

/s/ Gregory K. Hinckley	Director	February 28, 2020
(Gregory K. Hinckley)

/s/ Melinda Litherland	Director	February 28, 2020
(Melinda Litherland)

/s/ Arnold A. Pinkston	Director	February 28, 2020
(Arnold A. Pinkston)

/s/ Alice N. Schwartz	Director	February 28, 2020
(Alice N. Schwartz)