Form 10-Q
period 2020-03-31
BIO-RAD LABORATORIES, INC.
filed 2020-05-08
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at April 29, 2020:	Class A -	24,567,292	Class B -	5,080,867

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2020

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this report include forward-looking statements, such as statements with respect to our future financial performance, operating results, plans and objectives that involve risk and uncertainties.  These forward-looking statements may also include statements regarding the impact of the COVID-19 pandemic on Bio-Rad’s results and operations and steps governments, universities, hospitals and private industry, including diagnostic laboratories, are taking or may take as a result of the pandemic. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including, but not limited to, those identified under “Part II, Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2020	December 31, 2019
ASSETS:	(Unaudited)
Cash and cash equivalents	$603,551	$660,672
Short-term investments	433,150	453,973
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $18,856 at 2020 and $20,205 at 2019	380,476	392,672
Inventories:
Raw materials	104,017	109,570
Work in process	144,331	146,131
Finished goods	308,681	298,306
Total inventories	557,029	554,007
Prepaid expenses	94,787	102,331
Other current assets	8,034	10,940
Total current assets	2,082,587	2,180,155
Property, plant and equipment	1,361,722	1,382,172
Less: accumulated depreciation and amortization	(875,548)	(882,833)
Property, plant and equipment, net	486,174	499,339
Operating lease right-of-use assets	200,487	201,868
Goodwill, net	264,131	264,131
Purchased intangibles, net	138,317	145,525
Other investments	5,434,760	4,638,205
Other assets	77,903	79,636
Total assets	$8,684,359	$8,008,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	March 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$118,221	$107,014
Accrued payroll and employee benefits	130,202	180,084
Current maturities of long-term debt and notes payable	426,308	426,172
Income and other taxes payable	32,298	36,285
Current operating lease liabilities	34,440	35,365
Other current liabilities	127,785	120,575
Total current liabilities	869,254	905,495
Long-term debt, net of current maturities	12,205	13,579
Deferred income taxes	1,161,112	997,787
Operating lease liabilities	175,452	176,018
Other long-term liabilities	173,257	160,923
Total liabilities	2,391,280	2,253,802

Stockholders’ equity:
Class A common stock, shares issued 24,988,353 and 24,966,035 at 2020 and 2019, respectively; shares outstanding 24,566,181 and 24,835,804 at 2020 and 2019, respectively	2	2
Class B common stock, shares issued and outstanding, 5,080,867 at 2020 and 5,089,532 at 2019	1	1
Additional paid-in capital	423,742	410,020
Class A treasury stock at cost, 422,172 at 2020 and 130,231 shares at 2019	(138,402)	(38,397)
Retained earnings	6,156,691	5,470,779
Accumulated other comprehensive loss	(148,955)	(87,348)
Total stockholders’ equity	6,293,079	5,755,057
Total liabilities and stockholders’ equity	$8,684,359	$8,008,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Net sales	$571,644	$553,979
Cost of goods sold	254,276	242,217
Gross profit	317,368	311,762
Selling, general and administrative expense	193,692	207,581
Research and development expense	49,303	47,575
Income from operations	74,373	56,606
Interest expense	5,690	5,986
Foreign currency exchange losses, net	928	1,280
Change in fair market value of equity securities	(827,671)	(1,059,230)
Other (income) expense, net	(3,273)	(18,696)
Income before income taxes	898,699	1,127,266
Provision for income taxes	(212,787)	(262,071)
Net income	$685,912	$865,195

Basic earnings per share:
Net income per basic share	$22.97	$29.03
Weighted average common shares - basic	29,865	29,801

Diluted earnings per share:
Net income per diluted share	$22.72	$28.74
Weighted average common shares - diluted	30,196	30,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$685,912	$865,195
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(62,011)	(36,402)
Foreign other post-employment benefits adjustments, net of income taxes	731	359
Net unrealized holding (loss) gain on available-for-sale (AFS) debt investments, net of income taxes	(327)	2,036
Other comprehensive loss, net of income taxes	(61,607)	(34,007)
Comprehensive income	$624,305	$831,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Cash received from customers	$569,001	$550,291
Cash paid to suppliers and employees	(509,683)	(507,160)
Interest paid, net	(231)	(459)
Income tax payments, net	(4,528)	(4,567)
Investment proceeds and miscellaneous receipts, net	3,912	4,496
Proceeds from forward foreign exchange contracts, net	4,337	342
Net cash provided by operating activities	62,808	42,943
Cash flows from investing activities:
Capital expenditures	(21,591)	(23,629)
Proceeds from dispositions of property, plant and equipment	38	74
Payments for acquisitions, net of cash received	—	(16,083)
(Payments for) recovery of purchases of intangible assets	(100)	7,403
Payments for purchases of marketable securities and investments	(98,151)	(95,375)
Proceeds from sales of marketable securities and investments	39,672	22,324
Proceeds from maturities of marketable securities and investments	67,710	82,573
Net cash used in investing activities	(12,422)	(22,713)
Cash flows from financing activities:
Payments on long-term borrowings	(1,415)	(237)
Payments of contingent consideration	(1,265)	(1,433)
Proceeds from issuances of common stock for share-based compensation	4,068	—
Proceeds from reissuances of treasury stock for share-based compensation, net	—	3,831
Payments for purchases of treasury stock	(100,005)	—
Net cash (used in) provided by financing activities	(98,617)	2,161
Effect of foreign exchange rate changes on cash	(5,977)	1,982
Net (decrease) increase in cash, cash equivalents, and restricted cash	(54,208)	24,373
Cash, cash equivalents, and restricted cash at beginning of period	662,651	434,164
Cash, cash equivalents, and restricted cash at end of period	$608,443	$458,537

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that agrees to the same amounts shown in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$603,551	$455,890
Restricted cash included in Other current assets	3,110	113
Restricted cash included in Other assets	1,782	2,534
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$608,443	$458,537

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	$3	$410,020	$(38,397)	$5,470,779	$(87,348)	$5,755,057
Net income	—	—	—	685,912	—	685,912
Other comprehensive loss, net of tax	—	—	—	—	(61,607)	(61,607)
Issuance of common stock	—	4,068	—	—	—	4,068
Stock compensation expense	—	9,654	—	—	—	9,654
Purchase of treasury stock	—	—	(100,005)	—	—	(100,005)
Balance at March 31, 2020	$3	$423,742	$(138,402)	$6,156,691	$(148,955)	$6,293,079

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	$3	$394,342	$(49,129)	$3,722,073	$(46,958)	$4,020,331
Net income	—	—	—	865,195	—	865,195
Other comprehensive loss, net of tax	—	—	—	—	(34,007)	(34,007)
Stock compensation expense	—	8,505	—	—	—	8,505
Reissuance of treasury stock	—	—	5,398	(1,567)	—	3,831
Balance at March 31, 2019	$3	$402,847	$(43,731)	$4,585,701	$(80,965)	$4,863,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As discussed in Note 14, Leases, we adopted Accounting Standards Codification (ASC) 842, “Leases,” on a modified retrospective basis effective January 1, 2019 with practical expedients, and did not restate comparative prior periods. We concluded that the use of the instrument (referred to as “lease elements”) is not within the guidance of ASC 606 but rather ASC 842. Accordingly, we first allocate the transaction price between the lease elements and the non-lease elements based on relative standalone selling prices. The determination of the transaction price requires judgment and consideration of any fixed/minimum payments as well as estimates of variable consideration. After allocation, the amount of variable payments allocated to lease components will be recognized as income under ASC 842, while the amount of variable payments allocated to non-lease components will be recognized as income in accordance with ASC 606.

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

Historically, our reagent rental arrangements have been predominantly comprised of variable lease payments that fluctuate depending on the volume of reagents purchased, as very few of such arrangements contain any fixed/minimum lease payments.  Further, our reagent rental arrangements are predominantly classified as operating leases, and any sales-type leases represent in aggregate a very insignificant amount of lease income. Our reported lease income is primarily variable in nature and is recognized upon delivery or as the reagents are consumed by the customer or delivered.

Revenue allocated to the lease elements of these reagent rental arrangements represents approximately 3% of total revenue for both the three months ended March 31, 2020, and March 31, 2019, and is included as part of Net sales in our Condensed Consolidated Statements of Income.

Contract costs:

As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs, recorded within Selling, general and administrative expense, include our internal sales force and certain partner sales incentive programs.

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region based primarily on the location of the use of the product or service (in millions, unaudited):

	Three Months Ended
	March 31,
	2020	2019
Europe	$195.7	$185.9
Asia	111.4	106.4
United States	229.5	226.1
Other (primarily Canada and Latin America)	35.0	35.6
Total net sales	$571.6	$554.0

The disaggregation of our revenue by industry segment sources is presented in our Segment Information footnote (see Note 11).

Deferred revenues represent mostly unrecognized fees billed or collected for extended service arrangements. Deferred revenues are generally recognized ratably over the term of the service contract as our performance obligation is fulfilled over the life of the arrangement. A majority of our deferred revenue balance is classified as current with an expected length of one year or less. The deferred revenue balance at December 31, 2019 and March 31, 2020 was $45.8 million and $50.9 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year.  Upon revenue recognition of that equipment, we establish, as part of Cost of goods sold, a provision for the expected costs of such warranty based on historical experience, specific warranty terms and customer feedback.  Each quarter we reevaluate estimates to access the adequacy of recorded warranty liabilities.

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the Condensed Consolidated Balance Sheets. Change in our warranty liability for the three month period ended March 31, 2020 and 2019 were as follows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of period	$9.0	$10.1
Provision for warranty	1.9	1.4
Actual warranty costs	(2.7)	(2.2)
Balance at end of period	$8.2	$9.3

Allowance for Doubtful Accounts

In our evaluation of bad debt allowances, we have considered past events, current conditions and reasonable and supportable forecasts about the future. We have considered what, if any, differences in future economic conditions are anticipated from our historical loss experience and based on current economic conditions to result in our required allowance for doubtful accounts as of March 31, 2020, while reflecting that our account receivable portfolio is heavily current in nature.

The adjustments made to historical loss experience reflect current differences in asset-specific risk characteristics, including, for example, accounts receivable by customer type (public or government entity versus private entity) and by geographic location of customer.

Components of our allowance for doubtful accounts were as follows (in millions):

December 31, 2019	$20.2
Provision for expected credit losses	(0.9)
Write-offs charged against the allowance	(0.5)
Recoveries collected	0.1
March 31, 2020	$18.9

Implementation Costs for Cloud Computing Arrangements

The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $3.9 million and $3.1 million at March 31, 2020 and December 31, 2019, respectively. These costs were primarily for business analytics software and were recorded in Other current assets and Other assets in the Condensed Consolidated Balance Sheet.

Recent Accounting Pronouncements Adopted

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The ASU is effective as of March 12, 2020 through December 31, 2022.  We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.  The ASU is currently not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements" (ASU 2018-13), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. We adopted this standard effective January 1, 2020 the adoption of ASU 2018-02 did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 replaces the incurred loss approach with an expected loss model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount as done under the former other-than-temporary impairment model. We adopted ASU 2016-13 as of January 1, 2020 using the cumulative effect transition method. We’ve evaluated our impacted instruments for credit quality indicators, and have determined that there is no cumulative effect transition adjustment to retained earnings as of our adoption date. ASU 2016-13 had an insignificant impact to our condensed consolidated financial statements for the three months ended March 31, 2020. See also Note 3, Fair Value Measurements, and the section above under the caption “Allowance for Doubtful Accounts.”

Recent Accounting Pronouncements to be Adopted

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321 Investments—Equity Securities, Topic 323 Investments—Equity Method and Joint Ventures, and Topic 815 Derivatives and Hedging. ASU 2020-01 clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including interim periods for which financial statements have not been issued. We are currently evaluating the effect of ASU 2020-01.

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

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 eliminates and adds certain disclosures for defined benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020 using a retrospective approach. Early adoption is permitted. We are currently evaluating the disclosures but do not expect ASU 2018-14 to have a material impact to our disclosures for defined benefit plans.

2.ACQUISITIONS

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

The final allocation of the payments was $3.4 million to customer relationships, a definite-lived intangible, $0.2 million to deferred tax asset, $0.8 million to deferred tax liability related to the purchased intangible and $1.4 million to acquired net assets. The final allocation of payments was unchanged from our preliminary allocation for the period ended December 31, 2019.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2020 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$65.5	$—	$65.5
Asset-backed securities	—	0.1	—	0.1
Time deposits	26.4	10.0	—	36.4
Money market funds	96.5	—	—	96.5
Total cash equivalents (a)	122.9	75.6	—	198.5
Restricted investment	5.6	—	—	5.6
Equity securities (b)	5,448.4	—	—	5,448.4
Available-for-sale investments:
Corporate debt securities	—	198.4	—	198.4
U.S. government sponsored agencies	—	100.9	—	100.9
Foreign government obligations	—	5.6	—	5.6
Other foreign obligations	—	2.1	—	2.1
Municipal obligations	—	14.4	—	14.4
Asset-backed securities	—	71.8	—	71.8
Total available-for-sale investments (c)	—	393.2	—	393.2
Forward foreign exchange contracts (d)	—	0.7	—	0.7
Total financial assets carried at fair value	$5,576.9	$469.5	$—	$6,046.4

Financial liabilities carried at fair value:
Forward foreign exchange contracts (e)	$—	$1.3	$—	$1.3
Contingent consideration (f)	—	—	3.5	3.5
Total financial liabilities carried at fair value	$—	$1.3	$3.5	$4.8

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2019 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$42.9	$—	$42.9
Time deposits	31.2	10.0	—	41.2
Asset-backed securities	—	0.1	—	0.1
Money market funds	69.9	—	—	69.9
Total cash equivalents (a)	101.1	53.0	—	154.1
Restricted investment	5.6	—	—	5.6
Equity securities (b)	4,664.4	—	—	4,664.4
Available-for-sale investments:
Corporate debt securities	—	204.5	—	204.5
U.S. government sponsored agencies	—	106.1	—	106.1
Foreign government obligations	—	4.7	—	4.7
Other foreign obligations	—	3.1	—	3.1
Municipal obligations	—	11.6	—	11.6
Asset-backed securities	—	72.9	—	72.9
Total available-for-sale investments (c)	—	402.9	—	402.9
Forward foreign exchange contracts (d)	—	0.9	—	0.9
Total financial assets carried at fair value	$4,771.1	$456.8	$—	$5,227.9

Financial liabilities carried at fair value:
Forward foreign exchange contracts (e)	$—	$1.0	$—	$1.0
Contingent consideration (f)	—	—	4.9	4.9
Total financial liabilities carried at fair value	$—	$1.0	$4.9	$5.9

(a)	Cash equivalents are included in Cash and cash equivalents in the Condensed Consolidated Balance Sheets.

(b)	Equity securities are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2020	December 31, 2019
Short-term investments	$40.1	$51.0
Other investments	5,408.3	4,613.4
Total	$5,448.4	$4,664.4

The year-to-date unrealized gains on our equity securities as of March 31, 2020 were $827.7 million and were primarily due to our investment in Sartorius AG and are recorded in our Condensed Consolidated Statements of Income.

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own over 37% of the outstanding voting shares (excluding treasury shares) of Sartorius as of March 31, 2020. The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius' board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.

(c)	Available-for-sale investments are included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2020	December 31, 2019
Short-term investments	$393.1	$402.8
Other investments	0.1	0.1
Total	$393.2	$402.9

(d) Forward foreign exchange contracts in an asset position are included in Other current assets in the Condensed Consolidated Balance Sheets.

(e) Forward foreign exchange contracts in a liability position are included in Other current liabilities in the Condensed Consolidated Balance Sheets.

(f) Contingent consideration liability is included in the following accounts in the Condensed Consolidated Balance Sheets (in millions):

	March 31, 2020	December 31, 2019
Other current liabilities	$3.5	$3.3
Other long-term liabilities	—	1.6
Total	$3.5	$4.9

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel Labs. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. In the first quarter of 2020, we paid $1.3 million per the purchase agreement. Since 2016 we have decreased the cumulative valuation of the sales milestones by net $13.9 million. The contingent consideration was accrued at its estimated fair value of $2.9 million as of March 31, 2020.

During the fourth quarter of 2019, we recognized a contingent consideration liability for earn-out targets related to our acquisition of a foreign distributor. The first earn-out payment of $0.7 million was paid by the acquisition date and the remaining payment is due in the second quarter of 2020. The maximum earn-out payment due is $1.4 million. The contingent consideration was accrued at its estimated fair value of $0.6 million as of March 31, 2020.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at estimated fair value (in millions):

December 31, 2019	$4.9
Analytical flow cytometer platform:
Payment of sales milestone	(1.3)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(0.1)

Foreign distributor earn-outs:
Change in estimated fair value of contingent consideration included in Selling, general and administrative expense	—
March 31, 2020	$3.5

To estimate the fair value of Level 2 debt securities as of March 31, 2020, our primary pricing provider uses Reuters as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Reuters does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

For all commercial paper as of March 31, 2020, our primary pricing provider uses Reuters in the hierarchy to determine pricing.

Our pricing provider performs daily reasonableness testing of the Reuters prices. Price changes of 5% or greater compared to the previous day are investigated and resolved. In addition, we perform a quarterly testing of the Reuters prices to custodian reported prices. Price differences outside a tolerable variance of approximately 1% are investigated and resolved.

Available-for-sale investments consist of the following (in millions):

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Fair Value
Short-term investments:
Corporate debt securities	$199.2	$0.9	$(1.7)	$—	$198.4
Municipal obligations	14.3	0.1	—	—	14.4
Asset-backed securities	72.2	0.2	(0.7)	—	71.7
U.S. government sponsored agencies	98.1	2.8	—	—	100.9
Foreign government obligations	5.6	—	—	—	5.6
Other foreign obligations	2.1	—	—	—	2.1
	391.5	4.0	(2.4)	—	393.1
Long-term investments:
Asset-backed securities	0.1	—	—	—	0.1
	0.1	—	—	—	0.1
Total	$391.6	$4.0	$(2.4)	$—	$393.2

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2020 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$163.8	$163.9
Mature in one to five years	167.3	167.6
Mature in more than five years	60.5	61.7
Total	$391.6	$393.2

Available-for-sale investments consist of the following (in millions):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$203.2	$1.4	$(0.1)	$204.5
Municipal obligations	11.5	0.1	—	11.6
Asset-backed securities	72.7	0.2	(0.1)	72.8
U.S. government sponsored agencies	105.6	0.7	(0.2)	106.1
Foreign government obligations	4.7	—	—	4.7
Other foreign obligations	3.1	—	—	3.1
	400.8	2.4	(0.4)	402.8
Long-term investments:
Asset-backed securities	0.1	—	—	0.1
	0.1	—	—	0.1
Total	$400.9	$2.4	$(0.4)	$402.9

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	March 31, 2020
	Less than 12 months		Greater than 12 months		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$106.0	$1.7	$—	$—	$106.0	$1.7
Asset-backed securities	55.2	0.6	3.7	0.1	58.9	0.7
Total	$161.2	$2.3	$3.7	$0.1	$164.9	$2.4

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$46.5	$0.1	$2.1	$—	$48.6	$0.1
Asset-backed securities	17.9	—	7.0	0.1	24.9	0.1
U.S government sponsored agencies	27.5	0.2	10.8	—	38.3	0.2
Total	$91.9	$0.3	$19.9	$0.1	$111.8	$0.4

The unrealized losses of $2.4 million as of March 31, 2020 are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.

As outlined in Note 1, we adopted ASU 2016-13 as of January 1, 2020. ASU 2016-13 replaces the incurred loss approach with an expected loss model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount as done under the former other-than-temporary impairment model.

After further evaluation, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer.
The factors we considered in our evaluation included the extent to which the fair value is less than the amortized cost basis, adverse conditions specifically related to the debt security, an industry or geographic area, and any changes in the rating of a security by a rating agency. Credit loss impairments are limited to the amount that the fair value of an instrument is less than its amortized cost basis.
Given the nature of the securities in our available-for-sale investments portfolio, based on our expectation that all of the securities in the portfolio will pay on time and in full, and based on the limited extent to which the fair value of the securities in our available-for-sale investments portfolio are below the amortized cost basis, we do not anticipate any credit impairment losses in the portfolio at this time. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of March 31, 2020.

Included in Other current assets are $1.9 million and $2.0 million of interest receivable as of March 31, 2020 and December 31, 2019, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off, and we have not experienced any such credit losses.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2020 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the Condensed Consolidated Statements of Income.

The following is a summary of our forward foreign exchange contracts (in millions):

March 31,
2020
Contracts maturing in April through June 2020 to sell foreign currency:
Notional value	$58.6
Unrealized gain	$0.2
Contracts maturing in April through June 2020 to purchase foreign currency:
Notional value	$237.1
Unrealized loss	$(0.9)

The estimated fair value of our current maturities of long-term debt, excluding leases, as of March 31, 2020 and December 31, 2019 that is not recognized at fair value in the Condensed Consolidated Balance Sheets has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our long-term debt discussed above and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	March 31, 2020			December 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Total current maturities long-term debt, excluding leases	$424.5	$422.9	2	$424.4	$435.5	2

Included in Other Investments in the Condensed Consolidated Balance Sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes in price or impairments. The carrying value of these investments was $0.5 million and $0.3 million as of March 31, 2020 and December 31, 2019, respectively.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2019:
Goodwill	$250.1	$349.2	$599.3
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	208.3	55.8	264.1

Acquisitions	—	—	—

Balances as of March 31, 2020:
Goodwill	250.1	349.2	599.3
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$208.3	$55.8	$264.1

In conjunction with the purchase of all the issued and outstanding shares of a foreign distributor in October 2019 (see Note 2, "Acquisitions"), we recorded $3.4 million of Customer relationships, a definite-lived intangible assets.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	March 31, 2020
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	6.26	$105.1	$(74.5)	$30.6
Know how	5.48	187.0	(162.4)	24.6
Developed product technology	8.14	142.1	(94.4)	47.7
Licenses	8.51	76.0	(45.2)	30.8
Tradenames	8.34	6.4	(3.7)	2.7
Covenants not to compete	5.76	3.1	(1.4)	1.7
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		519.8	(381.7)	138.1
In-process research and development		0.2	—	0.2
Total purchased intangible assets		$520.0	$(381.7)	$138.3

	December 31, 2019
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	6.36	$107.2	$(74.3)	$32.9
Know how	5.71	188.5	(162.6)	25.9
Developed product technology	8.31	144.2	(93.9)	50.3
Licenses	8.74	76.0	(44.4)	31.6
Tradenames	8.50	6.4	(3.6)	2.8
Covenants not to compete	6.01	3.2	(1.4)	1.8
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		525.6	(380.3)	145.3
In-process research and development		0.2	—	0.2
Total purchased intangible assets		$525.8	$(380.3)	$145.5

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2020	2019

Amortization expense	$5.9	$5.5

5. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income	$685.9	$865.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.6	32.9
Reduction in the carrying amount of right-of-use assets	9.6	10.0
Share-based compensation	9.7	8.5
Gains on dispositions of securities	(0.4)	—
Other-than-temporary impairment losses on investment	—	1.6
Changes in fair market value of equity securities	(827.7)	(1,059.2)
Losses on dispositions of fixed assets	0.1	0.3
Changes in fair value of contingent consideration	(0.1)	(0.5)
Payments for operating lease liabilities	(9.3)	(11.7)
Decrease (increase) in accounts receivable	2.2	(2.0)
Increase in inventories	(13.7)	(11.6)
Increase in other current assets	(9.5)	(16.7)
(Decrease) increase in accounts payable and other current liabilities	(25.6)	20.6
Increase in income taxes payable	20.9	13.8
Increase in deferred income taxes	171.8	238.5
Increase (decrease) in other long term liabilities	15.7	(38.3)
Other	(0.4)	(8.5)
Net cash provided by operating activities	$62.8	$42.9

Non-cash investing activities:
Purchased property, plant and equipment	$6.0	$5.1
Purchased marketable securities and investments	$2.7	$—

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2020	December 31, 2019
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(0.5)	(0.6)
4.875% Senior Notes less unamortized discount and debt issuance costs	424.5	424.4
Finance leases and other debt	14.0	15.4
	438.5	439.8
Less current maturities	(426.3)	(426.2)
Long-term debt	$12.2	$13.6

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due December 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. We were in compliance with these covenants as of March 31, 2020. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In April 2019, Bio-Rad entered into a $200 million unsecured Credit Agreement. Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2020; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of March 31, 2020. The Credit Agreement matures in April 2024. If we had borrowed against our Credit Agreement, the borrowing rate would have been 2.555% at March 31, 2020, which is based on the 3-month LIBOR.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of March 31, 2020.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our Condensed Consolidated Balance Sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2020:	$(72.4)	$(22.2)	$7.2	$(87.4)
Other comprehensive (loss) income, before reclassifications	(62.9)	0.2	—	(62.7)
Amounts reclassified from Accumulated other comprehensive income	—	0.3	(0.4)	(0.1)
Income tax effects	0.9	0.2	0.1	1.2
Other comprehensive (loss) income, net of income taxes	(62.0)	0.7	(0.3)	(61.6)
Balances as of March 31, 2020:	$(134.4)	$(21.5)	$6.9	$(149.0)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2019:	$(35.5)	$(14.8)	$3.3	$(47.0)
Other comprehensive (loss) income, before reclassifications	(36.4)	0.2	2.0	(34.2)
Amounts reclassified from Accumulated other comprehensive income	—	0.2	—	0.2
Income tax effects	—	—	—	—
Other comprehensive (loss) income, net of income taxes	(36.4)	0.4	2.0	(34.0)
Balances as of March 31, 2019:	$(71.9)	$(14.4)	$5.3	$(81.0)

The reclassification adjustments are calculated using the specific identification method.

The impact to income before taxes for amounts reclassified out of Accumulated other comprehensive income into the Condensed Consolidated Statements of Income, with presentation location, were as follows (in millions):

	Three Months Ended
	March 31,
Components of Comprehensive income	2020	2019	Location
Amortization of foreign other post-employment benefit items	$(0.3)	$(0.2)	Other (income) expense, net
Net holding gains on equity securities and available-for-sale investments	$0.4	$—	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Basic weighted average shares outstanding	29,865	29,801
Effect of potentially dilutive stock options and restricted stock awards	331	303
Diluted weighted average common shares	30,196	30,104
Anti-dilutive shares	62	226

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2020	2019
Interest and investment income	$(2.8)	$(19.5)
Net realized gain on investments	(0.4)	—
Other-than-temporary impairment loss on investment	—	1.6
Other (income) expense	(0.1)	(0.8)
Other (income) expense, net	$(3.3)	$(18.7)

10.    INCOME TAXES

Our effective income tax rate was 23.7% and 23.2% for the three months ended March 31, 2020 and 2019, respectively. The higher income tax rate in 2020 was partly driven by the reassessment of a tax position taken in a prior year.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that our California and certain foreign deferred tax assets will not be realized as of March 31, 2020, and have maintained a valuation allowance on such deferred tax assets.

Our income tax returns are routinely audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues around the timing and amount of deductions and allocations of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions on a quarterly basis.

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

Our gross unrecognized tax benefits were $51.7 million and $39.2 million as of March 31, 2020, and December 31, 2019, respectively. The net increase to our gross unrecognized tax benefits of $12.5 million is primarily the result of a reassessment of a tax position taken in a prior period as a result of new information obtained during the current period.

11.    SEGMENT INFORMATION

Information regarding industry segments for the three months ended March 31, 2020 and 2019 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2020	$227.2	$340.3	$4.1
	2019	$215.7	$334.1	$4.2

Segment net profit (loss)	2020	$25.4	$46.2	$0.7
	2019	$22.8	$30.9	$(0.1)

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating, interest and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. For the three months ended March 31, 2020 compared to the same period in 2019, our Life Science segment had increased sales, partially offset by increased cost of goods sold, while our Clinical Diagnostics segment had increased sales, along with decreased selling, general and administrative expense. The following reconciles total segment profit to consolidated income before income taxes (in millions):

	Three Months Ended
	March 31,
	2020	2019
Total segment profit	$72.3	$53.6
Foreign currency exchange losses, net	(0.9)	(1.3)
Net corporate operating, interest and other expense not allocated to segments	(3.7)	(2.9)
Change in fair market value of equity securities	827.7	1,059.2
Other income (expense), net	3.3	18.7
Consolidated income before income taxes	$898.7	$1,127.3

12.    LEGAL PROCEEDINGS

We are a party to various claims, legal actions and complaints arising in the ordinary course of business. We cannot at this time reasonably estimate a range of exposure, if any, of the potential liability with respect to these matters. While we do not believe, at this time, that any ultimate liability resulting from any of these other matters will have a material adverse effect on our results of operations, financial position or liquidity, we cannot give any assurance regarding the ultimate outcome of these other matters and their resolution could be material to our operating results for any particular period, depending on the level of income for the period.

13.    RESTRUCTURING COSTS

Restructuring Costs for a Facility Closure

In December 2018, we announced the closure of a small manufacturing facility outside Paris, France. From December 2018 to March 31, 2020, total expenses were $4.0 million. Restructuring charges for the facility closure are included in our Clinical Diagnostics segment's results of operations. The liability of $2.9 million as of March 31, 2020 consisted of $2.7 million recorded in Accrued payroll and employee benefits and $0.2 million recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

The following table summarizes the activity for the facility closure restructuring reserves for severance and exit costs (in millions):

Balances as of December 31, 2019:	$3.2
Cash payments	(0.3)
Balances as of March 31, 2020:	$2.9

Restructuring Costs for European and North American Reorganization

In November 2019, we announced our strategy-driven restructuring plan. We expect that a significant portion of the net savings resulting from this restructuring plan will be repurposed in alignment with our portfolio strategy.
The restructuring plan includes a workforce reduction in Europe, the United States and Canada, and is expected to be incurred through 2020. The liability of $14.0 million as of March 31, 2020 was recorded in Accrued payroll and employee benefits in the Condensed Consolidated Balance Sheets. The amounts recorded were reflected in Cost of goods sold of $(1.5) million, in Selling, general and administrative expense of $(0.5) million and in Research and development expense of $(0.4) million in the Condensed Consolidated Statements of Income for the three months ended March 31, 2020. From November 2019 to March 31, 2020, total expenses were $22.9 million.

The following table summarizes the activity of our European and North American reorganization restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2019:	$6.2	$19.1	$25.3
Adjustment to expense	(0.3)	(2.1)	(2.4)
Cash payments	(2.9)	(5.7)	(8.6)
Foreign currency translation gains	(0.1)	(0.2)	(0.3)
Balances as of March 31, 2020:	$2.9	$11.1	$14.0

14.    LEASES: FINANCE, AND OPERATING WHERE WE ACT AS LESSEE

For operating leases where we act as lessor in reagent rental agreements, please see Note 1. We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. For operating leases, we have elected not to separate lease and non-lease components for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 19 years, which includes our determination to exercise renewal options.

We determine if an arrangement is a lease at inception. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease. For purposes of determining the lease term used in the measurement of operating lease ROU assets and operating lease liabilities, we include the noncancellable period of the lease together with those periods covered by the option to extend the lease if we are reasonably certain to exercise that option, the periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option, and the periods covered by the option to extend (or to not terminate) the lease in which exercise of the option is controlled by the lessor. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows (in millions):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Operating lease cost	$12.6	$12.4

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$0.3	$0.3

Sublease income	$0.7	$0.7
The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Historically, our short-term leases, reflecting leases with a lease term of one year or less, are not significant. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.4	$11.7
Operating cash flows from finance leases	$0.2	$0.2
Financing cash flows from finance leases	$0.1	$0.2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10.8	$1.4
Finance leases	$—	$—

Supplemental balance sheet information related to leases was as follows (in millions):

	March 31, 2020	December 31, 2019

Operating Leases
Operating lease right-of-use assets	$200.5	$201.9

Current operating lease liabilities	$34.4	$35.4
Operating lease liabilities	175.5	176.0
Total operating lease liabilities	$209.9	$211.4

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities.

	March 31, 2020	December 31, 2019

Finance Leases
Property, plant and equipment, gross	$11.4	$11.4
Less: accumulated depreciation and amortization	(4.3)	(4.2)
Property, plant and equipment, net	$7.1	$7.2

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	11.0	11.2
Total finance lease liabilities	$11.5	$11.7

	March 31, 2020	December 31, 2019

Weighted Average Remaining Lease Term
Operating leases - in years	9	9
Finance leases - in years	18	18

Weighted Average Discount Rate
Operating leases	4.1%	4.2%
Finance leases	6.5%	6.5%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2020 (excluding the three months ended March 31, 2020)	$32.0	$1.2
2021	37.7	1.2
2022	30.5	1.1
2023	25.7	1.1
2024	23.0	1.1
Thereafter	105.0	14.9
Total lease payments	253.9	20.6
Less imputed interest	(44.0)	(9.1)
Total	$209.9	$11.5

As of March 31, 2020, we have an additional lease for a facility in Fort Worth, Texas USA that has not commenced of $1.6 million. The operating lease will commence in either the second or third quarter of 2020 with a lease term of four years.

15.    Subsequent Events

Acquisition

In April 2020, we acquired all the issued and outstanding stock of Celsee, Inc. for approximately $100 million and contingent consideration related to the achievement of sales milestones that could potentially range from $0 to $60 million. We believe this acquisition will complement our offerings in the Life Science products as Celsee, Inc. offers instruments and consumables for the isolation, detection, and analysis of single cells. The acquisition will be included in our Life Science segment's results of operations from the acquisition date and will be accounted for as a business acquisition. We have not yet allocated the purchase price to the acquired assets and liabilities.

Sale of a Division

In April 2020, we received $12.2 million for the sale of our Informatics division, which focused on providing and developing comprehensive, high-quality spectral databases and associated software. The product line was part of our Other Operations segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our Consolidated Financial Statements for the year ended December 31, 2019 and the Condensed Consolidated Financial Statements for the three months ended March 31, 2020.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the referendum in the United Kingdom to withdraw from the European Union. Approximately 40% of our year-to-date 2020 consolidated net sales are derived from the United States and approximately 60% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

COVID-19

During the current period, COVID-19 has spread globally, including to the United States. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has negatively impacted and, we expect, will continue to disrupt our business operations, impacting our financial conditions and results of operations in a variety of ways. Governments in the countries in which we operate are passing legislation intended to alleviate the economic burdens of the COVID-19 pandemic. We are continuing to evaluate the impact of these governmental incentives to our customers, operations and financial condition. For more discussions on COVID-19, please see Item 1A. Risk Factors to this Form 10-Q.

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

The final allocation of the payments was $3.4 million to customer relationships, a definite-lived intangible, $0.2 million to deferred tax asset, $0.8 million to deferred tax liability related to the purchased intangible and $1.4 million to acquired net assets. The final allocation of payments was unchanged from our preliminary allocation for the period ended December 31, 2019.

Restructuring Costs for European and North American Reorganization

In November 2019, we announced our strategy-driven restructuring plan. We expect that a significant portion of the net savings resulting from this restructuring plan will be repurposed in alignment with our portfolio strategy.
The restructuring plan includes a workforce reduction in Europe, the United States and Canada, and is expected to be incurred through 2020. The liability of $14.0 million as of March 31, 2020 was recorded in Accrued payroll and employee benefits in the Condensed Consolidated Balance Sheets. The amounts recorded were reflected in Cost of goods sold of $(1.5) million, in Selling, general and administrative expense of $(0.5) million and in Research and development expense of $(0.4) million in the Condensed Consolidated Statements of Income for the three months ended March 31, 2020. From November 2019 to March 31, 2020, total expenses were $22.9 million.

Restructuring Costs for a Facility Closure

In December 2018, we announced the closure of a small manufacturing facility outside Paris, France. From December 2018 to March 31, 2020, total expenses were $4.0 million. Restructuring charges for the facility closure are included in our Clinical Diagnostics segment's results of operations. The liability of $2.9 million as of March 31, 2020 consisted of $2.7 million recorded in Accrued payroll and employee benefits and $0.2 million recorded in Other current liabilities in the Condensed Consolidated Balance Sheets.

Results of Operations

The following shows cost of goods sold, gross profit, expense items, change in fair market value of equity securities, and net income as a percentage of net sales:

	Three Months Ended
	March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold	44.5	43.7
Gross profit	55.5	56.3
Selling, general and administrative expense	33.9	37.5
Research and development expense	8.6	8.6
Change in fair market value of equity securities	144.8	191.2
Net income	120.0	156.2

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three months ended March 31, 2020, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Three Months Ended March 31, 2020 Compared to
Three Months Ended March 31, 2019

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the first quarter of 2020 were $571.6 million compared to $554.0 million in the first quarter of 2019, an increase of 3.2%.  Excluding the impact of foreign currency, first quarter 2020 sales increased by approximately 4.3% compared to the same period in 2019. Currency neutral sales increased in all three major regions, the Americas, Europe and Asia.

The Life Science segment reported sales for the first quarter of 2020 were $227.2 million, an increase of 5.3% compared to the same period last year.  On a currency neutral basis, sales increased 6.0% compared to the first quarter in 2019. The currency neutral sales increase was primarily driven by growth in our Droplet Digital PCR, Gene Expression, Food Science, and Antibody product lines. Currency neutral sales increases occurred in Europe and Asia. Sales for the first quarter of 2020 benefited from the carryover related to the December 2019 Cyberattack primarily in Asia. Also, sales were impacted negatively due to the COVID-19 pandemic across all regions, primarily in the latter part of the first quarter of 2020.

The Clinical Diagnostics segment reported sales for the first quarter of 2020 were $340.3 million, an increase of 1.9% compared to the same period last year.  On a currency neutral basis, sales increased 3.2% compared to the first quarter in 2019.  The currency neutral sales growth was in the Americas and Europe, partially offset by decreased sales in Asia Pacific. Product lines that contributed to the growth included Quality Controls and Blood Typing. The first quarter of 2020 segment sales benefited from the carryover related to the December 2019 Cyberattack. Also, sales were impacted negatively due to COVID-19, mostly impacting Asia in the first quarter of 2020, and the other regions in the latter part of the first quarter of 2020.

Consolidated gross margins were 55.5% for the first quarter of 2020 compared to 56.3% for the first quarter of 2019.  Life Science segment gross margins for the first quarter of 2020 decreased from the prior year period by approximately 2.8 percentage points primarily due to the $7.4 million cost of sales benefit in the first quarter of 2019 from an escrow release related to an acquisition from 2011. Clinical Diagnostics segment gross margins for the first quarter of 2020 increased by approximately 0.3 percentage points from the same period last year, driven primarily by lower cost of service and favorable manufacturing variances.

Selling, general and administrative expenses (SG&A) decreased to $193.7 million or 33.9% of sales for the first quarter of 2020 compared to $207.6 million or 37.5% of sales for the first quarter of 2019.  Decreases to SG&A were primarily related to lower travel and marketing expenses of $5.5 million mostly due to COVID-19, professional fees of $5.0 million, employee related expenses of $1.2 million and the strengthening of the U.S. dollar on foreign denominated expenses. These expenses were partially offset primarily by increases to facility costs of $3.6 million and software expenses of $2.0 million.

Research and development expense (R&D) increased to $49.3 million or 8.6% of sales in the first quarter of 2020 compared to $47.6 million or 8.6% of sales in the first quarter of 2019.  Life Science segment R&D increased in the first quarter of 2020 compared to the prior year period. The increase was primarily driven by increased spending to accelerate innovation in key investment areas, partially offset by lower spending for outside consultants and lab supplies as many labs were closed due to COVID-19. Clinical Diagnostics segment R&D decreased in the first quarter of 2020 from the prior year period primarily due to lower employee related expenses as a result of the restructuring in the fourth quarter of 2019, partially offset by higher spending in supplies and outside services due to the timing of projects.

Results of Operations – Non-operating

Interest expense for the first quarter of 2020 and 2019 was $5.7 million and $6.0 million, respectively.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net losses were $0.9 million for the first quarter of 2020 compared to $1.3 million for the first quarter of 2019. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the cost of hedging.

Change in fair market value of equity securities was a gain of $827.7 million and $1,059.2 million for the first quarter of 2020 and 2019, respectively, primarily resulting from the recognition of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the first quarter of 2020 was $3.3 million income compared to $18.7 million income for the first quarter of 2019. The decrease of $15.4 million was primarily due to a decrease of $15.7 million of Sartorius AG dividends. Their annual meeting originally scheduled for late March 2020, which includes approving any dividend, has been delayed due to the COVID-19 pandemic.

Our effective income tax rate was 23.7% and 23.2% for the three months ended March 31, 2020 and 2019, respectively. The higher rate in 2020 was partly driven by the reassessment of a tax position taken in a prior year.

Our income tax returns are routinely audited by U.S. federal, state and foreign tax authorities. We are currently under examination by many of these tax authorities. There are differing interpretations of tax laws and regulations, and as a result, significant disputes may arise with these tax authorities involving issues around the timing and amount of deductions and allocations of income among various tax jurisdictions. We do not believe any currently pending uncertain tax positions will have a material adverse effect on our condensed consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Credit Agreement that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the 2019 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of March 31, 2020, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital. We have outstanding $425.0 million principal amount of Senior Notes that are due in December 2020 (4.875% Notes). We are currently assessing our options and believe we have adequate resources to repay the 4.875% Notes and meet our current obligations whether we choose to refinance or not.

At March 31, 2020, we had available $1,036.7 million in cash, cash equivalents and short-term investments, of which approximately 22% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations and repay our 4.875% Notes. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs.

Demand for our products and services could change more dramatically in the short-term than in previous years due to the outbreak of COVID-19 related constraints, as well as due to funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending, international trade disputes and increased regulation could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity.

Cash Flows from Operations

Net cash provided by operations was $62.8 million compared to $42.9 million for the three months ended March 31, 2020 and 2019, respectively.  The increase in operating cash flows was primarily the net effect of higher cash received from customers primarily due to higher sales in the fourth quarter of 2019 than in 2018, in addition to higher collections, and forward foreign exchange contracts had higher net proceeds in 2020 compared to 2019. The increase in operating cash flows was partially offset by higher cash paid to suppliers and employees in 2020. Annually in the first quarter, we pay incentive bonuses to employees that do not reoccur until the next year.

Cash Flows from Investing Activities

Net cash used in investing activities was $12.4 million compared to $22.7 million for the three months ended March 31, 2020 and 2019, respectively.

Capital expenditures totaled $21.6 million and $23.6 million for the three months ended March 31, 2020 and 2019, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements, including the remaining phases of the global enterprise resource planning (ERP) platform. Capital expenditures also include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use.

In March 2019, we completed the acquisition of all the issued and outstanding stock of a small U.S. private company for approximately $20.0 million. Cash payments, net of closing cash, consisted of $4.0 million paid in November 2018 and the remaining $16.0 million paid in March 2019. During the first quarter of 2020 we did not have any acquisitions.

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

We continue to review possible acquisitions, including early stage businesses, to expand both our Life Science and Clinical Diagnostics segments. In April 2020, we acquired all of the issued and outstanding stock of Celsee, Inc., a company that offers instruments and consumables for the isolation, detection, and analysis of single cells, for approximately $100 million and contingent consideration of up to $60 million. Also in April 2020, we received $12.2 million for the sale of our Informatics division, which focused on providing and developing comprehensive, high-quality spectral databases and associated software. The product line was part of our Other Operations segment.

Cash Flows from Financing Activities

Net cash used in financing activities was $98.6 million compared to net cash provided by financing activities of $2.2 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used in the three months ended March 31, 2020 was primarily due to the $100.0 million repurchase of 291,941 shares of our common stock under our repurchase program as described below under Treasury Shares. Also occurring in the three months ended March 31, 2020 were proceeds from the issuance of common stock for share-based compensation of $4.1 million. Net cash provided in the three months ended March 31, 2019 was primarily due to the net proceeds of $3.8 million in the first quarter of 2019 from the reissuance of treasury stock for share-based compensation as described below under Treasury Shares.

Treasury Shares
During the first quarter of 2020, we repurchased 291,941 of Class A treasury stock for $100.0 million under our repurchase program. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2020, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, “Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Pandemics or disease outbreaks, such as the COVID-19 pandemic, could materially adversely affect our business, operations, financial condition, and results of operations.

The COVID-19 pandemic is having and will continue to have an adverse effect on the United States and global economies, as well as on our operations and those of third parties on whom we rely. The COVID-19 pandemic has negatively impacted and, we expect, will continue to negatively impact our business, operations, financial conditions and results of operations in a variety of ways.

Although demand has increased for certain of our products being used in fighting the COVID-19 pandemic, we are experiencing more broadly an overall drop-off in product demand with reduced sales activity and customer orders. Many of our customers are sheltering in place, resulting in labs, universities and other customer’s facilities being closed, hospital visits have declined as people delay elective surgeries and avoid non-essential trips to the hospital, and routine diagnostic testing has slowed dramatically. It is not known how long these declines will continue, and it is uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve.

On the supply side, we are experiencing challenges with the supply of raw materials and components used in the production of our products, with suppliers sheltering in place and otherwise unable to meet our increased demand for raw materials and inputs to manufacture our products being used in fighting the COVID-19 pandemic. In addition, we are experiencing transportation challenges in moving goods across regions, including reduced freight availability as many airlines have significantly scaled back flight operations and increased freight surcharges due to reduced freight capacity. Countries have closed their borders and imposed travel restrictions and may continue to impose measures that restrict the movement of our goods. The invocation by the U.S federal government of the Defense Production Act of 1950 with respect to our manufacturing operations, or the enforcement of comparable laws by other governmental entities, could disrupt our manufacturing and distribution operations.

With respect to our personnel, as a critical health care supplier, we continue to keep certain essential production, distribution and service teams onsite working in manufacturing and supply chain facilities throughout the world. Although we are adhering to government mandated and Environmental, Health and Safety protocols, an outbreak of COVID-19 at one or more of our facilities could nonetheless cause shutdowns of facilities and a reduction in our workforce, which could dramatically affect our ability to operate our business and our financial results.

The duration of the COVID-19 pandemic is unknown, and it is difficult to predict the full extent of potential impacts the pandemic will have in the future on our business, operations, and financial results, or on our customers, suppliers, logistics providers, or on the global economy as a whole. We expect that the COVID-19 pandemic will negatively affect our revenue growth and net income, and it is uncertain how materially the COVID-19 pandemic will affect our global operations, particularly if the effects continue or get worse over an extended period of time. Any or all of these effects would have an adverse effect on our operations, business, financial condition and results of operations.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first three months of 2020 our foreign entities generated 60% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) could disrupt the free movement of goods, services and people between the United Kingdom and the European Union and result in increased regulatory, legal, labor and tax complexities.

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

Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Violations of laws and regulations also could result in prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, or our business, results of operations and financial condition. See also our risk factors regarding the COVID-19 pandemic above and regarding government regulations and global economic conditions below.

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

Our future growth depends in part on our ability to continue to improve our product offerings and develop and introduce new product lines and extensions that integrate technological advances. In particular, we may not be able to keep up with changes in the clinical diagnostics industry, such as the trend toward molecular diagnostics or point-of-care tests. If we are unable to integrate technological advances into our product offerings or to design, develop, manufacture and market new product lines and extensions successfully and in a timely manner, our business, results of operations and financial condition will be adversely affected. The COVID-19 pandemic may delay our ability to develop and introduce new products. We have experienced product launch delays in the past, and may do so in the future. We cannot assure you that our product and process development efforts will be successful or that new products we introduce will achieve market acceptance. Failure to launch successful new products or improvements to existing products may cause our products to become obsolete, which could harm our business, results of operations and financial condition.

Breaches of our information systems could have a material adverse effect on our business and results of operations.

We have experienced and expect to continue to experience attempts by computer programmers and hackers to attack and penetrate our layered security controls, like the December 2019 Cyberattack that was previously discussed in Item 7 of our Annual Report for the period ended December 31, 2019. Through our sales and eCommerce channels, we collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on our web site. We also acquire and retain information about suppliers and employees in the normal course of business. Such information on our systems includes personally identifiable information and, in limited instances, protected health information. We also create and maintain proprietary information that is critical to our business, such as our product designs and manufacturing processes. Despite recent initiatives to improve our technology systems, such as our enterprise resource planning implementation and the centralization of our global information technology organization, we could experience a significant data security breach. Increased use of remote work arrangements and rapidly evolving work scenarios in response to the COVID-19 pandemic expose us to additional risk of cyberattack and disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may not be able to anticipate all of these techniques or to implement adequate preventive measures. Computer hackers have attempted to penetrate and will likely continue to attempt to penetrate our and our vendors’ information systems and, if successful, could misappropriate confidential customer, supplier, employee or other business information, such as our intellectual property. Third parties could also gain control of our systems and use them for criminal purposes while appearing to be us. As a result, we could lose existing customers, have difficulty attracting new customers, be exposed to claims from customers, financial institutions, payment card associations, employees and other persons, have regulatory sanctions or penalties imposed, incur additional expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Our operations and ability to process sales orders, particularly through our eCommerce channels, could also be disrupted, as they were in the December 2019 Cyberattack. Any significant breakdown, intrusion, interruption, corruption, or destruction of our systems, as well as any data breaches, could have a material adverse effect on our business and results of operations. See also our risk factors regarding our information technology systems and our enterprise resource planning system (ERP) implementation below.

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
We have positions in a variety of financial instruments including asset backed securities and other similar instruments. Financial markets are volatile, particularly in light of the COVID-19 pandemic, and the markets for these securities can be illiquid.  The value of these securities will continue to be impacted by external market factors including default rates, changes in the value of the underlying property, such as residential or commercial real estate, rating agency actions, the prices at which observable market transactions occur and the financial strength of various entities, such as financial guarantors who provide insurance for the securities. Should we need to convert these positions to cash, we may not be able to sell these instruments without significant losses due to current debtor financial conditions or other market considerations.

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

We made significant changes to our organizational structure over the past few years. In 2016, we began implementing the reorganization of the structure of our European organization, and we have continued implementing this reorganization in 2017, 2018 and 2019. The Board of Directors appointed a new Chief Financial Officer effective April 6, 2019, a new Chief Operating Officer effective April 22, 2019, and a new Chief Accounting Officer effective April 1, 2020. At the beginning of 2020, we appointed a new executive to head our Clinical Diagnostics segment, and we restructured this segment based on functional groups rather than product line divisions. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

In recent years, we have been faced with very challenging global economic conditions. The COVID-19 pandemic is currently causing disruptions to global economic conditions. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. A deterioration in the global economic environment may, and is currently, resulting in decreased demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may, and currently is, also adversely affecting our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. In addition, a slowing of growth in the Chinese economy and in emerging markets could adversely affect our business, results of operations or financial condition. The worldwide decline in oil prices may impact the ability of countries dependent on oil revenue to fund the health care sector and research and development activities, which could result in a decreased demand for our products. There is also uncertainty surrounding the impact that Brexit will have on European and worldwide economic conditions and the stability of global financial markets, and a negative effect from any of these things could adversely affect our business, results of operations or financial condition. Additionally, the United States and other countries, such as China and India, recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. In addition, the geopolitical situation in locations such as the Middle East could adversely affect our business in such locations. See also our risk factors regarding the COVID-19 pandemic and our international operations above and regarding government regulations below.

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

The manufacture of many of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. If our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner could be adversely affected, which would adversely affect our ability to sell our products. See also our risk factor regarding the COVID-19 pandemic above.

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

Acts of terrorism, bioterrorism, violence or war, or public health issues such as the outbreak of a contagious disease like COVID-19 could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East and Eastern Europe. Any of these events could adversely affect our business, results of operations and financial condition. See also our risk factor regarding the COVID-19 pandemic above for a discussion of the current risks we are experiencing and continue to face relating to the COVID-19 pandemic.

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

During the current period, COVID-19 has spread globally, including to the United States. The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has negatively impacted and, we expect, will continue to negatively impact our business operations, financial conditions and results of operations in a variety of ways and may impact our anticipated tax liabilities. Governments in the countries in which we operate are passing legislation intended to alleviate the economic burdens of the COVID-19 pandemic, including various tax incentives. We are continuing to evaluate the impact of these tax incentives to our financial statements.

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

We have substantial debt and have the ability to incur additional debt. As of March 31, 2020, we had approximately $438.5 million of outstanding indebtedness, primarily consisting of the 4.875% Notes due in December 2020 as further discussed in Note 6 of the Condensed Consolidated Financial Statements. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

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

As further discussed in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are currently assessing our options relating to the 4.875% Notes that are due in December 2020. If we decide to refinance the 4.875% Notes, the volatility of capital markets resulting from the COVID-19 pandemic is likely to increase the cost of refinancing the 4.875% Notes and may increase the difficulty of obtaining such financing.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo (DRC) and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of such minerals and metals produced from those minerals. In 2017, the European Parliament and the European Council formally approved a conflict minerals regulation, and the requirements will become effective starting in January 2021. We have incurred, and will continue to incur, additional costs in order to comply with the SEC’s disclosure requirements. In addition, we might incur further costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as “DRC conflict free”, which could place us at a competitive disadvantage if we do not do so. We filed our report for the calendar year 2018 with the SEC on May 3, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock. Repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. This authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2020	—		$—	—		$173.1
February 1 to February 29, 2020	—		$—	—		$173.1
March 1 to March 31, 2020	291,941	Class A	$342.55	291,941	Class A	$73.1

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 7, 2020	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	May 7, 2020	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer