Form 10-Q
period 2020-06-30
BIO-RAD LABORATORIES, INC.
filed 2020-07-31
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at July 23, 2020:	Class A -	24,586,408	Class B -	5,091,968

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2020

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS:	(Unaudited)
Cash and cash equivalents	$607,584	$660,672
Short-term investments	424,226	453,973
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $20,337 at 2020 and $20,205 at 2019	360,854	392,672
Inventories:
Raw materials	130,283	109,570
Work in process	149,542	146,131
Finished goods	348,576	298,306
Total inventories	628,401	554,007
Prepaid expenses	91,797	102,331
Other non-trade receivables	8,913	3,814
Other current assets	5,249	7,126
Total current assets	2,132,584	2,180,155
Property, plant and equipment	1,385,430	1,382,172
Less: accumulated depreciation and amortization	(904,000)	(882,833)
Property, plant and equipment, net	481,430	499,339
Operating lease right-of-use assets	197,588	201,868
Goodwill, net	291,504	264,131
Purchased intangibles, net	211,367	145,525
Other investments	6,703,039	4,638,205
Other assets	79,795	79,636
Total assets	$10,097,307	$8,008,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	June 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$130,905	$107,014
Accrued payroll and employee benefits	156,388	180,084
Current maturities of long-term debt and notes payable	426,502	426,172
Income and other taxes payable	32,019	36,285
Current operating lease liabilities	33,941	35,365
Other current liabilities	147,140	120,575
Total current liabilities	926,895	905,495
Long-term debt, net of current maturities	12,233	13,579
Deferred income taxes	1,456,653	997,787
Operating lease liabilities	173,103	176,018
Other long-term liabilities	175,021	160,923
Total liabilities	2,743,905	2,253,802

Stockholders’ equity:
Class A common stock, shares issued 25,007,469 and 24,966,035 at 2020 and 2019, respectively; shares outstanding 24,586,408 and 24,835,804 at 2020 and 2019, respectively	2	2
Class B common stock, shares issued and outstanding, 5,091,968 at 2020 and 5,089,532 at 2019	1	1
Additional paid-in capital	429,485	410,020
Class A treasury stock at cost, 421,061 at 2020 and 130,231 shares at 2019	(138,037)	(38,397)
Retained earnings	7,123,093	5,470,779
Accumulated other comprehensive loss	(61,142)	(87,348)
Total stockholders’ equity	7,353,402	5,755,057
Total liabilities and stockholders’ equity	$10,097,307	$8,008,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales	$536,880	$572,619	$1,108,524	$1,126,598
Cost of goods sold	243,892	264,850	498,168	507,067
Gross profit	292,988	307,769	610,356	619,531
Selling, general and administrative expense	189,262	201,257	382,954	408,838
Research and development expense	51,984	50,122	101,287	97,697
Income from operations	51,742	56,390	126,115	112,996
Interest expense	5,740	5,841	11,430	11,827
Foreign currency exchange losses, net	774	1,233	1,702	2,513
Change in fair market value of equity securities	(1,183,488)	(716,389)	(2,011,159)	(1,775,619)
Other (income) expense, net	(17,229)	(3,896)	(20,502)	(22,592)
Income before income taxes	1,245,945	769,601	2,144,644	1,896,867
Provision for income taxes	(279,516)	(170,791)	(492,303)	(432,862)
Net income	$966,429	$598,810	$1,652,341	$1,464,005

Basic earnings per share:
Net income per basic share	$32.59	$20.08	$55.52	$49.12
Weighted average common shares - basic	29,652	29,814	29,759	29,807

Diluted earnings per share:
Net income per diluted share	$32.15	$19.86	$54.84	$48.60
Weighted average common shares - diluted	30,058	30,154	30,131	30,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$966,429	$598,810	$1,652,341	$1,464,005
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	84,475	29,846	22,465	(6,556)
Foreign other post-employment benefits adjustments, net of income taxes	(141)	(217)	590	142
Net unrealized holding gain on available-for-sale (AFS) debt investments, net of income taxes	3,479	1,763	3,151	3,799
Other comprehensive income (loss), net of income taxes	87,813	31,392	26,206	(2,615)
Comprehensive income	$1,054,242	$630,202	$1,678,547	$1,461,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Cash received from customers	$1,127,141	$1,143,222
Cash paid to suppliers and employees	(959,300)	(932,009)
Interest paid, net	(10,847)	(11,085)
Income tax payments, net	(10,005)	(24,016)
Investment proceeds and miscellaneous receipts, net	6,092	24,093
Proceeds from (payments for) forward foreign exchange contracts, net	1,849	(1,860)
Net cash provided by operating activities	154,930	198,345
Cash flows from investing activities:
Capital expenditures	(39,707)	(45,843)
Proceeds from dispositions of property, plant and equipment	33	86
Proceeds from divestiture of a division	12,240	—
Payments for acquisitions, net of cash received	(96,889)	(16,083)
(Payments for) recovery of purchases of intangible assets	(100)	7,383
Payments for purchases of marketable securities and investments	(172,663)	(171,615)
Proceeds from sales of marketable securities and investments	62,894	50,044
Proceeds from maturities of marketable securities and investments	133,197	138,244
Net cash used in investing activities	(100,995)	(37,784)
Cash flows from financing activities:
Payments on long-term borrowings	(1,597)	(359)
Payments for credit agreement renewal fees	—	(458)
Payments of contingent consideration	(1,265)	(1,433)
Proceeds from issuances of common stock for share-based compensation	8,202	3,912
Tax payments from net share settlement	(6,931)	(3,976)
Proceeds from reissuances of treasury stock for share-based compensation, net	—	3,831
Payments for purchases of treasury stock	(100,005)	(15,001)
Net cash used in financing activities	(101,596)	(13,484)
Effect of foreign exchange rate changes on cash	(2,858)	2,127
Net (decrease) increase in cash, cash equivalents, and restricted cash	(50,519)	149,204
Cash, cash equivalents, and restricted cash at beginning of period	662,651	434,164
Cash, cash equivalents, and restricted cash at end of period	$612,132	$583,368

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$607,584	$580,684
Restricted cash included in Other current assets	3,575	114
Restricted cash included in Other assets	973	2,570
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$612,132	$583,368

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	$3	$410,020	$(38,397)	$5,470,779	$(87,348)	$5,755,057
Net income	—	—	—	685,912	—	685,912
Other comprehensive loss, net of tax	—	—	—	—	(61,607)	(61,607)
Issuance of common stock	—	4,068	—	—	—	4,068
Stock compensation expense	—	9,654	—	—	—	9,654
Purchase of treasury stock	—	—	(100,005)	—	—	(100,005)
Balance at March 31, 2020	$3	$423,742	$(138,402)	$6,156,691	$(148,955)	$6,293,079
Net income	—	—	—	966,429	—	966,429
Other comprehensive income, net of tax	—	—	—	—	87,813	87,813
Issuance of common stock	—	(2,797)	—	—	—	(2,797)
Stock compensation expense	—	8,878	—	—	—	8,878
Reissuance of treasury stock	—	(338)	365	(27)	—	—
Balance at June 30, 2020	$3	$429,485	$(138,037)	$7,123,093	$(61,142)	$7,353,402

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	$3	$394,342	$(49,129)	$3,722,073	$(46,958)	$4,020,331
Net income	—	—	—	865,195	—	865,195
Other comprehensive loss, net of tax	—	—	—	—	(34,007)	(34,007)
Stock compensation expense	—	8,505	—	—	—	8,505
Reissuance of treasury stock	—	—	5,398	(1,567)	—	3,831
Balance at March 31, 2019	$3	$402,847	$(43,731)	$4,585,701	$(80,965)	$4,863,855
Net income	—	—	—	598,810	—	598,810
Other comprehensive income, net of tax	—	—	—	—	31,392	31,392
Issuance of common stock	—	(64)	—	—	—	(64)
Stock compensation expense	—	7,818	—	—	—	7,818
Purchase of treasury stock	—	—	(15,001)	—	—	(15,001)
Balance at June 30, 2019	$3	$410,601	$(58,732)	$5,184,511	$(49,573)	$5,486,810

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

Our contracts from customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment, and may or may not impact the timing of revenue recognition. Revenue associated with equipment that requires factory installation is not recognized until installation is complete and customer acceptance, if required, has occurred. Certain equipment requires installation due to the fact that the instruments are being operated in a clinical/laboratory environment, and the installation services could result in modification of the equipment in order to ensure that the instruments are working according to customer specifications, which are subject to validation tests upon completion of the installation. In these arrangements, which require factory installation, the delivery of the equipment and the installation are separate performance obligations. We will recognize the transaction price allocated to the equipment only upon customer acceptance, as the transfer of control in relation to the equipment has occurred at that point as the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. The transaction price allocated to the installation services is also recognized upon customer acceptance because without the completion of the installation services and related customer acceptance the customer cannot receive any of the benefits of the service.

At the time revenue is recognized, a provision is recorded for estimated product returns as this right is considered variable consideration. Accordingly, when product revenues are recognized, the transaction price is reduced by the estimated amount of product returns.

Service revenues on extended warranty contracts are recognized ratably over the life of the service agreement as a stand-ready performance obligation. For arrangements that include a combination of products and services, the transaction price is allocated to each performance obligation based on stand-alone selling prices. The method used to determine the stand-alone selling prices for product and service revenues is based on the observable prices when the product or services have been sold separately.

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

Reagent Rental Agreements

Reagent rental agreements are a diagnostic industry sales method that provides use of an instrument and consumables (reagents) to a customer on a per test basis. These agreements may also include maintenance of the instruments placed at customer locations as well as initial training. We initially determine if a reagent rental arrangement contains a lease at contract commencement. Where we have determined that such an arrangement contains a lease, we next must ascertain its lease classification for purposes of applying appropriate accounting treatment as an operating, sales-type or direct financing lease. For purposes of determining the lease term used in performing the lease classification test, we include the noncancellable period of the lease together with those periods covered by the option to extend the lease if the customer is reasonably certain to exercise that option, the periods covered by an option to terminate the lease if the customer is reasonably certain not to exercise that option, and the periods covered by the option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company. While most of our reagent rental arrangements contain either the option for a lessee to extend and/or cancel, the period in which the contract is enforceable is a very short period and therefore the lease term has been limited to the noncancellable period. Generally these arrangements do not contain an option for the lessee to purchase the underlying asset.

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

Upon our adoption of ASC 842 in 2019, the maintenance services, along with the reagents, are now allocated to the non-lease elements and will be recognized as income in accordance with ASC 606. This change is in accordance with the requirements of ASC 842, and has resulted in a decrease in the amount of rental income and a corresponding increase in the amount of maintenance service revenue that is included in Net sales in our condensed consolidated statements of income. Generally, the terms of the arrangements result in the transfer of control for reagents upon either (i) when the consumables are delivered or (ii) when the consumables are consumed by the customer.

Our reagent rental arrangements are predominantly comprised of variable lease payments that fluctuate depending on the volume of reagents purchased, as very few of such arrangements contain any fixed/minimum lease payments.  Further, our reagent rental arrangements are predominantly classified as operating leases, and any sales-type leases represent in aggregate an immaterial amount of lease income. Our reported lease income is primarily variable in nature and is recognized upon delivery or as the reagents are consumed by the customer.
Revenue allocated to the lease elements of these reagent rental arrangements represents approximately 3% of total revenue for both the three and six months ended June 30, 2020, and June 30, 2019, and is included as part of Net sales in our condensed consolidated statements of income.

Contract costs:

As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income.

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region based primarily on the location of the use of the product or service (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Europe	$174.0	$188.2	$369.7	$374.1
Asia	129.0	127.3	240.4	233.7
United States	205.4	222.1	434.9	448.2
Other (primarily Canada and Latin America)	28.5	35.0	63.5	70.6
Total net sales	$536.9	$572.6	$1,108.5	$1,126.6

The disaggregation of our revenue by industry segment sources is presented in our Segment Information footnote (see Note 11).

Deferred revenues primarily represents unrecognized fees billed or collected for extended service arrangements. The deferred revenue balance at June 30, 2020 and December 31, 2019 was $51.0 million and $45.8 million, respectively. The short-term deferred revenue balance at June 30, 2020 and December 31, 2019 was $38.1 million and $33.7 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of Goods Sold in our condensed consolidated statements of income.

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Change in our warranty liability for the six month period ended June 30, 2020 and 2019 were as follows (in millions):

	Six Months Ended
	June 30,
	2020	2019
Balance at beginning of period	$9.0	$10.1
Provision for warranty	2.9	4.8
Actual warranty costs	(4.0)	(5.4)
Balance at end of period	$7.9	$9.5

Allowance for Doubtful Accounts

We record trade accounts receivable at the net invoice value and such receivables are non-interest bearing. We consider receivables past due based on the contractual payment terms. We review our exposure to accounts receivable and reserve for amounts if collectability is no longer reasonably assured based on an assessment of various factors including historical loss rates and expectations of forward-looking loss estimates.

Any adjustments made to our historical loss experience reflect current differences in asset-specific risk characteristics, including, for example, accounts receivable by customer type (public or government entity versus private entity) and by geographic location of customer.

Changes in our allowance for doubtful accounts were as follows (in millions):

December 31, 2019	$20.2
Provision for expected credit losses	1.2
Write-offs charged against the allowance	(1.2)
Recoveries collected	0.1
June 30, 2020	$20.3

Implementation Costs for Cloud Computing Arrangements

The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $4.2 million and $3.1 million at June 30, 2020 and December 31, 2019, respectively. These costs were primarily for implementing business analytics software and were recorded in Other current assets and Other assets in the condensed consolidated balance sheets.

Recent Accounting Pronouncements Adopted

In May 2020, the SEC issued Final Rule Release No. 33-10786, "Amendments to Financial Disclosures About Acquired and Disposed Businesses" that amends financial statement requirements for acquisitions and dispositions of businesses, and related pro forma financial information. Among other changes, the final rule modifies the significance tests and improves disclosure requirements. We early adopted this final rule as of April 1, 2020, which did not have a material effect on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).  The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The ASU is effective as of March 12, 2020 through December 31, 2022.  We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.  The ASU is currently not expected to have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements" (ASU 2018-13), which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. We adopted this standard effective January 1, 2020 the adoption of ASU 2018-02 did not have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 replaces the incurred loss approach with an expected loss model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount as done under the former other-than-temporary impairment model. We adopted ASU 2016-13 as of January 1, 2020 using the cumulative effect transition method. We have evaluated our impacted instruments for credit quality indicators, and have determined that there is no cumulative effect transition adjustment to retained earnings as of our adoption date. ASU 2016-13 had an insignificant impact to our condensed consolidated financial statements for the six months ended June 30, 2020. See also Note 3, Fair Value Measurements, and the section above under the caption “Allowance for Doubtful Accounts.”

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

2.ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

Celsee Acquisition:

On April 1, 2020 (the "Acquisition Date"), we acquired all equity interests of Celsee, Inc. ("Celsee") for total consideration of $99.5 million (as described in the table below), including the estimated fair value of contingent consideration. The contingent consideration of up to $60.0 million is payable in cash, upon the achievement of certain net revenues for the period beginning on January 1, 2021 and ending on December 31, 2022.

Celsee is a manufacturer of instruments and consumables for the isolation, detection, and analysis of single cells. We believe this acquisition will complement our Life Science product offerings. The acquisition was included in our Life Science segment's results of operations from the Acquisition Date.

Celsee met the definition of a business, and therefore is accounted for as a business combination.

The fair value of consideration transferred for the Celsee acquisition consists of the following (in millions):

Purchase price (cash)	$99.4
Fair value of contingent consideration (earn-out)	0.1
Fair value of total consideration transferred	$99.5

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in millions):

Preliminary Fair Value
Cash and cash equivalents	$0.6
Intangible assets	79.9
Deferred tax assets	8.7
Deferred tax liabilities	(19.4)
Other identifiable assets acquired, net	0.3
Net identifiable assets acquired	70.1
Goodwill	29.4
Net assets acquired	$99.5

Goodwill related to the acquisition is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Bio-Rad and Celsee, and is not deductible for tax purposes.

The following table summarizes the preliminary estimated fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the Acquisition Date (in millions):

	Preliminary Fair Value	Estimated Useful Life (years)
Developed product technology	$70.3	18.9
Customer relationships	3.6	4.0
Covenants not to compete	1.4	3.0
In-process research and development	4.6
Total identifiable intangible assets acquired	$79.9

Intangible assets acquired as a result of the Celsee acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible assets. Amortization of acquired developed technology of $0.9 million during the three months ended June 30, 2020 is included in Cost of goods sold in the condensed consolidated statements of income. Amortization of the acquired customer relationships and covenants not to compete of $0.2 million and $0.1 million, respectively, during the three months ended June 30, 2020 are included in Selling, general and administrative expense in the condensed consolidated statements of income.

In-process research and development (IPR&D) is accounted for as an indefinite-lived asset. Once the project is completed, the carrying value of the IPR&D will be amortized over the estimated useful life of the asset. IPR&D is assessed for impairment on an annual basis until the project is completed.

We believe the values of acquired intangible assets reported above represent their fair values and approximate the amounts a market participant would pay for these intangible assets as of the Acquisition Date.

As additional information becomes available, such as finalization of the estimated fair value of the assets acquired and liabilities assumed, and working capital adjustments that may affect the total consideration transferred, we may revise the preliminary estimates of fair values of the tangible and intangible assets acquired and liabilities assumed during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as we finalize the fair values of those tangible and intangible assets acquired and liabilities assumed.

We included Celsee's estimated fair value of assets acquired and liabilities assumed in our condensed consolidated balance sheets beginning on the Acquisition Date. The results of operations for Celsee subsequent to the Acquisition Date have been included in, but are immaterial to, our condensed consolidated statements of income for the three and six months ended June 30, 2020. Pro forma results of operations for the Celsee acquisition have not been presented because they are not material to the condensed consolidated statements of income.

Distributor Acquisition:

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

DIVESTITURE

Informatics Divestiture:

In April 2020, we received $12.2 million for the sale of our Informatics division, which focused on providing and developing comprehensive, high-quality spectral databases and associated software. The division was part of our Other Operations segment. In connection with this sale, we recorded an $11.7 million gain in Other (income) expense, net, in the condensed consolidated statements of income for the three months ended June 30, 2020.

3.FAIR VALUE MEASUREMENTS

We determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction between market participants at the measurement date.  The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability.  A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritizes the inputs into three broad levels as follows:

•Level 1: Quoted prices in active markets for identical instruments
•Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)
•Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)

Financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2020 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$67.7	$—	$67.7
Asset-backed securities	—	0.1	—	0.1
U.S. government sponsored agencies	—	0.7	—	0.7
Time deposits	26.5	10.0	—	36.5
Money market funds	115.9	—	—	115.9
Total cash equivalents (a)	142.4	78.5	—	220.9
Restricted investments (b)	6.6	—	—	6.6
Equity securities (c)	6,724.1	—	—	6,724.1
Available-for-sale investments:
Corporate debt securities	—	173.9	—	173.9
U.S. government sponsored agencies	—	118.0	—	118.0
Foreign government obligations	—	5.6	—	5.6
Other foreign obligations	—	2.1	—	2.1
Municipal obligations	—	14.8	—	14.8
Asset-backed securities	—	61.1	—	61.1
Total available-for-sale investments (d)	—	375.5	—	375.5
Forward foreign exchange contracts (e)	—	0.6	—	0.6
Total financial assets carried at fair value	$6,873.1	$454.6	$—	$7,327.7

Financial liabilities carried at fair value:
Forward foreign exchange contracts (f)	$—	$0.2	$—	$0.2
Contingent consideration (g)	—	—	2.7	2.7
Total financial liabilities carried at fair value	$—	$0.2	$2.7	$2.9

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2019 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$42.9	$—	$42.9
Time deposits	31.2	10.0	—	41.2
Asset-backed securities	—	0.1	—	0.1
Money market funds	69.9	—	—	69.9
Total cash equivalents (a)	101.1	53.0	—	154.1
Restricted investments (b)	5.6	—	—	5.6
Equity securities (c)	4,664.4	—	—	4,664.4
Available-for-sale investments:
Corporate debt securities	—	204.5	—	204.5
U.S. government sponsored agencies	—	106.1	—	106.1
Foreign government obligations	—	4.7	—	4.7
Other foreign obligations	—	3.1	—	3.1
Municipal obligations	—	11.6	—	11.6
Asset-backed securities	—	72.9	—	72.9
Total available-for-sale investments (d)	—	402.9	—	402.9
Forward foreign exchange contracts (e)	—	0.9	—	0.9
Total financial assets carried at fair value	$4,771.1	$456.8	$—	$5,227.9

Financial liabilities carried at fair value:
Forward foreign exchange contracts (f)	$—	$1.0	$—	$1.0
Contingent consideration (g)	—	—	4.9	4.9
Total financial liabilities carried at fair value	$—	$1.0	$4.9	$5.9

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2020	December 31, 2019
Restricted investments	$5.6	$5.6
Other investments	1.0	—
Total	$6.6	$5.6

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2020	December 31, 2019
Short-term investments	$49.0	$51.0
Other investments	6,675.1	4,613.4
Total	$6,724.1	$4,664.4

The unrealized gains on our equity securities for the three and six months ended June 30, 2020 were $1,183.5 million and $2,011.2 million, respectively, and were primarily due to our investment in Sartorius AG and are recorded in our condensed consolidated statements of income.

We own shares of ordinary voting stock of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 37% of the outstanding voting shares (excluding treasury shares) of Sartorius as of June 30, 2020. The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius' board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.

(d) Available-for-sale investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2020	December 31, 2019
Short-term investments	$375.4	$402.8
Other investments	0.1	0.1
Total	$375.5	$402.9

(e) Forward foreign exchange contracts in an asset position are included in Other current assets in the condensed consolidated balance sheets.

(f) Forward foreign exchange contracts in a liability position are included in Other current liabilities in the condensed consolidated balance sheets.

(g) Contingent consideration liability is included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2020	December 31, 2019
Other current liabilities	$2.6	$3.3
Other long-term liabilities	0.1	1.6
Total	$2.7	$4.9

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel Labs. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. In the first quarter of 2020, we paid $1.3 million per the purchase agreement. The contingent consideration was accrued at its estimated fair value of $2.0 million as of June 30, 2020.

During the fourth quarter of 2019, we recognized a contingent consideration liability for earn-out targets related to our acquisition of a foreign distributor. The first earn-out payment of $0.7 million was paid by the acquisition date and the remaining payment is due in the second half of 2020. The maximum earn-out payment due is $1.4 million. The contingent consideration was accrued at its estimated fair value of $0.6 million as of June 30, 2020.

During the second quarter of 2020, we recognized a contingent consideration liability upon our acquisition of Celsee, Inc. which represents the future potential earn-out payments of up to $60.0 million payable in cash upon the achievement of certain net revenues for the period beginning on January 1, 2021 and ending on December 31, 2022.

The fair value of the earn-out as of the Acquisition Date was approximately $0.1 million which was determined by using a Black-Scholes-Merton option-pricing valuation model that includes significant assumptions and unobservable inputs such as the projected revenues of Celsee over the earn-out period and the probability of the earn-out threshold being met. The fair value of the contingent consideration is remeasured at each reporting period based on the assumptions and inputs on the date of remeasurement. The fair value of the earn-out was approximately $0.1 million as of June 30, 2020.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at estimated fair value (in millions):

December 31, 2019	$4.9
Analytical flow cytometer platform:
Payment of sales milestone	(1.3)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(1.0)

Foreign distributor:
Change in estimated fair value of contingent consideration included in Selling, general and administrative expense	—

Celsee, Inc.:
Fair value of contingent consideration	0.1
June 30, 2020	$2.7

To estimate the fair value of Level 2 debt securities as of June 30, 2020, our primary pricing provider uses Reuters as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Reuters does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

For all commercial paper as of June 30, 2020, our primary pricing provider uses Reuters in the hierarchy to determine pricing.

Available-for-sale investments consist of the following (in millions):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Fair Value
Short-term investments:
Corporate debt securities	$171.0	$3.0	$(0.1)	$—	$173.9
Municipal obligations	14.6	0.2	—	—	14.8
Asset-backed securities	60.6	0.5	(0.1)	—	61.0
U.S. government sponsored agencies	115.2	2.8	—	—	118.0
Foreign government obligations	5.5	0.1	—	—	5.6
Other foreign obligations	2.1	—	—	—	2.1
	369.0	6.6	(0.2)	—	375.4
Long-term investments:
Asset-backed securities	0.1	—	—	—	0.1
	0.1	—	—	—	0.1
Total	$369.1	$6.6	$(0.2)	$—	$375.5

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2020 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$187.8	$188.7
Mature in one to five years	128.6	131.5
Mature in more than five years	52.7	55.3
Total	$369.1	$375.5

Available-for-sale investments consist of the following (in millions):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$203.2	$1.4	$(0.1)	$204.5
Municipal obligations	11.5	0.1	—	11.6
Asset-backed securities	72.7	0.2	(0.1)	72.8
U.S. government sponsored agencies	105.6	0.7	(0.2)	106.1
Foreign government obligations	4.7	—	—	4.7
Other foreign obligations	3.1	—	—	3.1
	400.8	2.4	(0.4)	402.8
Long-term investments:
Asset-backed securities	0.1	—	—	0.1
	0.1	—	—	0.1
Total	$400.9	$2.4	$(0.4)	$402.9

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	June 30, 2020
	Less than 12 months		Greater than 12 months		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$23.2	$0.1	$—	$—	$23.2	$0.1
Asset-backed securities	12.7	0.1	—	—	12.7	0.1
Total	$35.9	$0.2	$—	$—	$35.9	$0.2

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$46.5	$0.1	$2.1	$—	$48.6	$0.1
Asset-backed securities	17.9	—	7.0	0.1	24.9	0.1
U.S government sponsored agencies	27.5	0.2	10.8	—	38.3	0.2
Total	$91.9	$0.3	$19.9	$0.1	$111.8	$0.4

The unrealized losses of $0.2 million as of June 30, 2020 are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.

As outlined in Note 1, we adopted ASU 2016-13 as of January 1, 2020. ASU 2016-13 replaced the incurred loss approach with an expected loss model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount as done under the former other-than-temporary impairment model.

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

At June 30, 2020, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of June 30, 2020.

Included in Other current assets are $1.7 million and $2.0 million of interest receivable as of June 30, 2020 and December 31, 2019, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the three and six months ended June 30, 2020, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2020 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the condensed consolidated statements of income.

The following is a summary of our forward foreign exchange contracts (in millions):

June 30,
2020
Contracts maturing in July through September 2020 to sell foreign currency:
Notional value	$65.0
Unrealized gain or loss	$—
Contracts maturing in July through September 2020 to purchase foreign currency:
Notional value	$226.9
Unrealized gain	$0.3

The estimated fair value of our current maturities of long-term debt, excluding leases, as of June 30, 2020 and December 31, 2019 that is not recognized at fair value in the condensed consolidated balance sheets has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our long-term debt and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	June 30, 2020			December 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Current maturities of long-term debt, excluding leases	$424.7	$432.1	2	$424.4	$435.5	2

Included in Other Investments in the condensed consolidated balance sheets are investments without readily determinable fair value measured at cost with adjustments for observable price changes in price or impairments. The carrying value of these investments was $0.5 million and $0.3 million as of June 30, 2020 and December 31, 2019, respectively.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2019:
Goodwill	$250.1	$349.2	$599.3
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	208.3	55.8	264.1

Acquisitions (*)	29.4	—	29.4
Other adjustments (**)	(2.0)	—	(2.0)

Balances as of June 30, 2020:
Goodwill	277.5	349.2	626.7
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$235.7	$55.8	$291.5

* Acquisitions consist of $29.4 million recorded for Celsee, Inc. (see Note 2, "Acquisitions and Divestitures").

** Goodwill decreased by $2.0 million due to the release from an escrow account setup during our acquisition of a small U.S. private company, which should have been classified as a prepaid asset in its opening balance sheet as of our March 2, 2019 acquisition date.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	June 30, 2020
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.85	$109.9	$(77.4)	$32.5
Know how	5.25	188.7	(165.3)	23.4
Developed product technology	14.40	213.0	(97.6)	115.4
Licenses	8.25	66.0	(36.2)	29.8
Tradenames	8.17	6.4	(3.8)	2.6
Covenants not to compete	4.30	4.5	(1.6)	2.9
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		588.6	(382.0)	206.6
In-process research and development		4.8	—	4.8
Total purchased intangible assets		$593.4	$(382.0)	$211.4

	December 31, 2019
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	6.36	$107.2	$(74.3)	$32.9
Know how	5.71	188.5	(162.6)	25.9
Developed product technology	8.31	144.2	(93.9)	50.3
Licenses	8.74	76.0	(44.4)	31.6
Tradenames	8.50	6.4	(3.6)	2.8
Covenants not to compete	6.01	3.2	(1.4)	1.8
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		525.6	(380.3)	145.3
In-process research and development		0.2	—	0.2
Total purchased intangible assets		$525.8	$(380.3)	$145.5

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Amortization expense	$7.2	$5.6	$13.1	$11.1

5. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Six Months Ended
	June 30, 2020	June 30, 2019
Net income	$1,652.3	$1,464.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.3	66.1
Reduction in the carrying amount of right-of-use assets	18.7	19.8
Share-based compensation	18.5	16.3
Gains on dispositions of securities	(0.6)	—
Other-than-temporary impairment losses on investment	4.6	1.6
Changes in fair market value of equity securities	(2,011.2)	(1,775.6)
Losses on dispositions of fixed assets	—	0.2
Gain on divestiture of a division	(11.7)	—
Changes in fair value of contingent consideration	(1.1)	(0.6)
Payments for operating lease liabilities	(18.3)	(18.4)
Decrease in accounts receivable	24.7	14.6
Increase in inventories	(79.8)	(8.0)
(Increase) decrease in other current assets	(18.6)	37.6
Increase (decrease) in accounts payable and other current liabilities	29.7	(23.0)
Increase in income taxes payable	27.8	8.6
Increase in deferred income taxes	437.4	395.8
Increase in other long term liabilities	15.5	4.4
Other	(1.3)	(5.1)
Net cash provided by operating activities	$154.9	$198.3

Non-cash investing activities:
Purchased property, plant and equipment	$5.8	$6.2
Purchased marketable securities and investments	$0.1	$1.8

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2020	December 31, 2019
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(0.3)	(0.6)
4.875% Senior Notes less unamortized discount and debt issuance costs	424.7	424.4
Finance leases and other debt	14.0	15.4
	438.7	439.8
Less current maturities	(426.5)	(426.2)
Long-term debt	$12.2	$13.6

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due December 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. We were in compliance with these covenants as of June 30, 2020. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In April 2019, Bio-Rad entered into a $200.0 million unsecured revolving credit facility ("Credit Agreement"). Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2020; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of June 30, 2020. The Credit Agreement matures in April 2024. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.425% at June 30, 2020, which is based on the 3-month LIBOR.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of June 30, 2020.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2020:	$(72.4)	$(22.2)	$7.2	$(87.4)
Other comprehensive income (loss), before reclassifications	22.0	(0.3)	4.7	26.4
Amounts reclassified from Accumulated other comprehensive income	—	0.7	(0.6)	0.1
Income tax effects	0.4	0.2	(0.9)	(0.3)
Other comprehensive income, net of income taxes	22.4	0.6	3.2	26.2
Balances as of June 30, 2020:	$(50.0)	$(21.6)	$10.4	$(61.2)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2019:	$(35.5)	$(14.8)	$3.3	$(47.0)
Other comprehensive (loss) income, before reclassifications	(6.5)	(0.3)	4.4	(2.4)
Amounts reclassified from Accumulated other comprehensive income	—	0.4	(0.1)	0.3
Income tax effects	—	—	(0.5)	(0.5)
Other comprehensive (loss) income, net of income taxes	(6.5)	0.1	3.8	(2.6)
Balances as of June 30, 2019:	$(42.0)	$(14.7)	$7.1	$(49.6)

The reclassification adjustments are calculated using the specific identification method.

The impact to income before taxes for amounts reclassified out of Accumulated other comprehensive income into the condensed consolidated statements of income, with presentation location, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Comprehensive income	2020	2019	2020	2019	Location
Amortization of foreign other post-employment benefit items	$(0.4)	$(0.2)	$(0.7)	$(0.4)	Other (income) expense, net
Net holding gains on equity securities and available-for-sale investments	$0.2	$0.1	$0.6	$0.1	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic weighted average shares outstanding	29,652	29,814	29,759	29,807
Effect of potentially dilutive stock options and restricted stock awards	406	340	372	318
Diluted weighted average common shares	30,058	30,154	30,131	30,125
Anti-dilutive shares	3	41	40	217

9. OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and investment income	$(10.0)	$(3.8)	$(12.8)	$(23.3)
Net realized gains on investments	(0.2)	—	(0.6)	—
Other-than-temporary impairment losses on investments	4.6	—	4.6	1.6
Gain on divestiture of a division	(11.7)	—	(11.7)	—
Other expense (income)	0.1	(0.1)	—	(0.9)
Other (income) expense, net	$(17.2)	$(3.9)	$(20.5)	$(22.6)

Other-than-temporary impairment losses on equity method investments were recorded in light of the investees' financial condition.

10. INCOME TAXES
Our effective income tax rate was 22.4% and 22.2% for the three months ended June 30, 2020 and 2019, respectively. Our effective income tax rate was 23.0% and 22.8% for the six months ended June 30, 2020 and 2019, respectively.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that our California and certain foreign deferred tax assets will not be realized as of June 30, 2020, and have maintained a valuation allowance on such deferred tax assets.

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

Our gross unrecognized tax benefits were $53.0 million and $39.2 million as of June 30, 2020 and December 31, 2019, respectively. The net increase to our gross unrecognized tax benefits of $13.8 million is primarily the result of a reassessment of a tax position taken in a prior period as a result of new information obtained during the current year.

As of June 30, 2020, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $4.5 million primarily related to various foreign jurisdictions.

11. SEGMENT INFORMATION

Information regarding operating segments for the three months ended June 30, 2020 and 2019 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2020	$252.1	$283.2	$1.6
	2019	$212.4	$357.1	$3.1

Segment net profit (loss)	2020	$32.7	$16.6	$(0.1)
	2019	$11.4	$42.4	$(0.5)

Information regarding operating segments for the six months ended June 30, 2020 and 2019 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2020	$479.2	$623.4	$5.9
	2019	$428.1	$691.1	$7.4

Segment net profit (loss)	2020	$58.0	$62.8	$0.7
	2019	$34.3	$73.2	$(0.6)

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance.  Net corporate operating and other expense for segment results consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before income taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total segment profit	$49.2	$53.3	$121.5	$106.9
Foreign currency exchange losses, net	(0.8)	(1.2)	(1.7)	(2.5)
Net corporate operating and other expense not allocated to segments	(3.2)	(2.8)	(6.9)	(5.7)
Change in fair market value of equity securities	1,183.5	716.4	2,011.2	1,775.6
Other income (expense), net	17.2	3.9	20.5	22.6
Consolidated income before income taxes	$1,245.9	$769.6	$2,144.6	$1,896.9

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

13. RESTRUCTURING COSTS

In December 2018, we announced the closure of a small manufacturing facility outside Paris, France. From December 2018 to June 30, 2020, total expenses were $4.0 million. Restructuring charges for the facility closure are included in our Clinical Diagnostics segment's results of operations. The liability of $2.2 million as of June 30, 2020 was recorded in Accrued payroll and employee benefits in the condensed consolidated balance sheets.

The following table summarizes the activity for the facility closure restructuring reserves for severance and exit costs (in millions):

Balances as of December 31, 2019:	$3.2
Cash payments	(1.0)
Balances as of June 30, 2020:	$2.2

In November 2019, we announced our strategy-driven restructuring plan. We expect that a significant portion of the net savings resulting from this restructuring plan will be repurposed in alignment with our portfolio strategy.
The restructuring plan includes a workforce reduction in Europe, the United States and Canada, and is expected to be incurred through 2020. The liability of $9.8 million as of June 30, 2020 was recorded in Accrued payroll and employee benefits in the condensed consolidated balance sheets. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense were $(1.1) million and $(3.5) million in the condensed consolidated statements of income for the three and six months ended June 30, 2020, respectively. From November 2019 to June 30, 2020, total expenses were $21.8 million.

The following table summarizes the activity of our European and North American reorganization restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2019:	$6.2	$19.1	$25.3
Adjustment to expense	(0.4)	(3.1)	(3.5)
Cash payments	(3.5)	(8.4)	(11.9)
Foreign currency translation gains	—	(0.1)	(0.1)
Balances as of June 30, 2020:	$2.3	$7.5	$9.8

In June 2020, we announced a restructuring plan to consolidate certain finance and administrative activities in Europe and the United States. The restructuring plan is expected to be completed by March 2021. The liability of $3.8 million as of June 30, 2020 was recorded in Accrued payroll and employee benefits in the condensed consolidated balance sheets. The amounts recorded were reflected in Selling, general and administrative expense of $3.8 million for the three and six months ended June 30, 2020.

The following table summarizes the restructuring activities related to the finance and administrative reorganization (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2019:	$—	$—	$—
Charged to expense	1.5	2.3	3.8
Balances as of June 30, 2020:	$1.5	$2.3	$3.8

14. LEASES: FINANCE, AND OPERATING WHERE WE ACT AS LESSEE

For operating leases where we act as lessor in reagent rental agreements, see Note 1. We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. For operating leases, we have elected not to separate lease and non-lease components for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 19 years, which includes our determination to exercise renewal options.

We determine if an arrangement is a lease at inception. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Operating lease ROU assets also include any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease. For purposes of determining the lease term used in the measurement of operating lease ROU assets and operating lease liabilities, we include the noncancellable period of the lease together with those periods covered by the option to extend the lease if we are reasonably certain to exercise that option, the periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option, and the periods covered by the option to extend (or to not terminate) the lease in which exercise of the option is controlled by the lessor. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$12.4	$12.1	$25.0	$24.5

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.2	$0.3	$0.4
Interest on lease liabilities	0.2	0.3	0.4	0.5
Total finance lease cost	$0.3	$0.5	$0.7	$0.9

Sublease income	$0.7	$0.7	$1.5	$1.5
The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for both the three and six months ended June 30, 2020 and 2019. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for both the three and six months ended June 30, 2020 and 2019.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.9	$11.3	$22.2	$22.9
Operating cash flows from finance leases	$0.2	$0.3	$0.4	$0.5
Financing cash flows from finance leases	$0.1	$0.1	$0.3	$0.4

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2.2	$4.5	$7.6	$5.8
Finance leases	$0.1	$—	$0.1	$—

Supplemental balance sheet information related to leases was as follows (in millions):

	June 30, 2020	December 31, 2019

Operating Leases
Operating lease right-of-use assets	$197.6	$201.9

Current operating lease liabilities	$33.9	$35.4
Operating lease liabilities	173.1	176.0
Total operating lease liabilities	$207.0	$211.4

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities.

	June 30, 2020	December 31, 2019

Finance Leases
Property, plant and equipment, gross	$11.5	$11.4
Less: accumulated depreciation and amortization	(4.4)	(4.2)
Property, plant and equipment, net	$7.1	$7.2

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	11.1	11.2
Total finance lease liabilities	$11.6	$11.7

	June 30, 2020	December 31, 2019

Weighted Average Remaining Lease Term
Operating leases - in years	9	9
Finance leases - in years	18	18

Weighted Average Discount Rate
Operating leases	4.1%	4.2%
Finance leases	6.6%	6.5%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2020 (excluding the six months ended June 30, 2020)	$21.0	$1.3
2021	38.7	1.2
2022	31.7	1.2
2023	26.8	1.1
2024	23.6	1.1
Thereafter	107.3	14.6
Total lease payments	249.1	20.5
Less imputed interest	(42.1)	(8.9)
Total	$207.0	$11.6

As of June 30, 2020, operating leases that have not commenced are not material.

15. SUBSEQUENT EVENT

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock (“Share Repurchase Program”). As of June 30, 2020, $73.1 million remained under the Share Repurchase Program. In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow the Company to repurchase up to an additional $200.0 million of stock.
Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The authorization has no expiration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2019 and the condensed consolidated financial statements for the three and six months ended June 30, 2020.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty was the referendum in the United Kingdom to withdraw from the European Union. Approximately 39% of our year-to-date 2020 consolidated net sales are derived from the United States and approximately 61% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

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

Cyberattack

As we previously disclosed on December 9, 2019 on a Form 8-K filed with the Securities and Exchange Commission (SEC), we detected a cyberattack on our network on the evening of December 5, 2019 PST and immediately took affected systems offline as part of our comprehensive response to contain the activity (“December 2019 Cyberattack”). The virus was targeted at Windows-based systems and did not attack our global ERP system (SAP) and other non-Windows-based systems.  Critical systems were back online within a few days of the incident. As part of our in-depth investigation into this incident, we engaged outside cyber security experts to assist us with investigation and remediation efforts.  To date, we have found no evidence of unauthorized transfer or misuse of personal data, and there is no indication that customer systems were affected.

We have insurance coverage for costs resulting from cyberattacks. We have not recorded any estimated proceeds resulting from an insurance claim regarding this incident as we have not yet settled with the insurance provider on the nature of the costs that are eligible and the extent of coverage. We did not pay a ransom in connection with this incident.

Acquisition

On April 1, 2020, we acquired all equity interests of Celsee, Inc. for total consideration of $99.5 million, including the estimated fair value of contingent consideration. The contingent consideration of up to $60.0 million is payable in cash, upon the achievement of certain net revenues for the period beginning on January 1, 2021 and ending on December 31, 2022.

Celsee is a manufacturer of instruments and consumables for the isolation, detection, and analysis of single cells. We believe this acquisition will complement our Life Science product offerings. The acquisition was included in our Life Science segment's results of operations from the acquisition date.

Informatics Divestiture

In April 2020, we received $12.2 million for the sale of our Informatics division, which focused on providing and developing comprehensive, high-quality spectral databases and associated software. The division was part of our Other Operations segment. In connection with this sale, we recorded an $11.7 million gain in Other (income) expense, net, in the condensed consolidated statements of income for the three months ended June 30, 2020.

Restructuring

In June 2020, we announced a restructuring plan to consolidate certain finance and administrative activities in Europe and the United States. The restructuring plan is expected to be completed by March 2021. The liability of $3.8 million as of June 30, 2020 was recorded in Accrued payroll and employee benefits in the condensed consolidated balance sheets. The amounts recorded were reflected in Selling, general and administrative expense of $3.8 million for the three and six months ended June 30, 2020.

Results of Operations

The following shows cost of goods sold, gross profit, expense items, change in fair market value of equity securities, and net income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.4	46.3	44.9	45.0
Gross profit	54.6	53.7	55.1	55.0
Selling, general and administrative expense	35.3	35.1	34.5	36.3
Research and development expense	9.7	8.8	9.1	8.7
Change in fair market value of equity securities	220.4	125.1	181.4	157.6
Net income	180.0	104.6	149.1	129.9

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the six months ended June 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the six months ended June 30, 2020, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Three Months Ended June 30, 2020 Compared to
Three Months Ended June 30, 2019

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the second quarter of 2020 were $536.9 million compared to $572.6 million in the second quarter of 2019, a decrease of 6.2%.  Excluding the impact of foreign currency, second quarter 2020 sales decreased by approximately 4.4% compared to the same period in 2019. Currency neutral sales decreased in the Americas and Europe, partially offset with an increase in Asia.

The Life Science segment sales for the second quarter of 2020 were $252.1 million, an increase of 18.7% compared to the same period last year.  On a currency neutral basis, sales increased 20.0% compared to the second quarter in 2019. The currency neutral sales increase was primarily driven by growth in our PCR, Droplet Digital PCR, and Process Media products. Currency neutral sales increases occurred in Asia and Europe. Sales for the second quarter of 2020 benefited from product lines used for COVID-19 testing and research, offsetting a global slowness due to temporary lab closures related to the COVID-19 pandemic. Sales in North America and sales in other product lines were negatively impacted due to customer lab closures resulting from the COVID-19 pandemic.

The Clinical Diagnostics segment sales for the second quarter of 2020 were $283.2 million, a decrease of 20.7% compared to the same period last year.  On a currency neutral basis, sales decreased 18.7% compared to the second quarter in 2019.  The currency neutral sales decrease was across all regions and product lines, and was impacted negatively due to COVID-19.
Consolidated gross margins were 54.6% for the second quarter of 2020 compared to 53.7% for the second quarter of 2019.  Life Science segment gross margins for the second quarter of 2020 increased from the prior year period by approximately 0.9 percentage points primarily due to more favorable product mix related to the PCR, Droplet Digital PCR, and Process Media products, partially offset by a customs duty charge of $8.3 million taken in the quarter relating to products shipped primarily in prior years. Clinical Diagnostics segment gross margins for the second quarter of 2020 decreased by approximately 0.3 percentage points from the same period last year, driven primarily by higher excess and obsolete inventory costs, and freight charges, partially offset by improved manufacturing utilization in key plants and product mix.

Selling, general and administrative expenses (SG&A) decreased to $189.3 million or 35.3% of sales for the second quarter of 2020 compared to $201.3 million or 35.1% of sales for the second quarter of 2019.  Decreases to SG&A were primarily related to lower travel, marketing and communication expenses of $11.6 million mostly due to COVID-19, employee related expenses of $2.2 million, and the strengthening of the U.S. dollar on foreign denominated expenses. These expenses were partially offset primarily by increases to bad debt of $4.7 million, software expenses of $3.2 million and facility costs of $2.3 million.

Research and development expense (R&D) increased to $52.0 million or 9.7% of sales in the second quarter of 2020 compared to $50.1 million or 8.8% of sales in the second quarter of 2019.  Life Science segment R&D increased in the second quarter of 2020 compared to the prior year period. The increase was primarily driven by increased spending to accelerate innovation in key investment areas, as well as expenses related to the newly acquired Celsee business, partially offset by lower spending for lab supplies. Clinical Diagnostics segment R&D decreased in the second quarter of 2020 from the prior year period primarily due to lower employee related expenses as a result of lower actual expenses compared to the initial accrual for our restructuring program announced in 2019, and lower activities due to COVID-19.

Results of Operations – Non-operating

Interest expense for the second quarter of 2020 and 2019 was $5.7 million and $5.8 million, respectively.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net losses were $0.8 million for the second quarter of 2020 compared to $1.2 million for the second quarter of 2019. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities was a gain of $1.18 billion and $716.4 million for the second quarter of 2020 and 2019, respectively, primarily resulting from the recognition of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the second quarter of 2020 was $17.2 million of income compared to $3.9 million of income for the second quarter of 2019. The increase of $13.3 million of income was primarily due to an increase of $8.9 million of Sartorius AG dividends as the dividends in the prior year were declared in the first quarter of 2019. In the second quarter of 2020, we also had a gain of $11.7 million on the sale of our Informatics division, partially offset by investment losses of $3.4 million compared to investment gains of $3.8 million in the second quarter of 2019.

Our effective income tax rate was 22.4% and 22.2% for the three months ended June 30, 2020 and 2019, respectively.
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

Six Months Ended June 30, 2020 Compared to
Six Months Ended June 30, 2019

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the first half of 2020 were $1.11 billion compared to $1.13 billion in the first half of 2019, a decrease of 1.6%.  Excluding the impact of foreign currency, for the first half of 2020 sales decreased by approximately 0.1% compared to the same period in 2019. Currency neutral sales decreased in the Americas and Europe, partially offset by an increase in Asia.

The Life Science segment sales for the first half of 2020 were $479.2 million, an increase of 11.9% compared to the same period last year.  On a currency neutral basis, sales increased 12.9% compared to the first half of 2019. The currency neutral sales increase was primarily driven by growth in our PCR, Droplet Digital PCR, and Process Media products. Currency neutral sales increases occurred in Europe and Asia. Sales for the first half of 2020 benefited from the carryover related to the December 2019 Cyberattack primarily in Asia. Sales for the first half of 2020 also benefited from product lines used for COVID-19 testing and research. Sales were impacted negatively in other product lines and in North America due to the customer lab closures resulting from the COVID-19 pandemic.

The Clinical Diagnostics segment sales for the first half of 2020 were $623.4 million, a decrease of 9.8% compared to the same period last year.  On a currency neutral basis, sales decreased 8.0% compared to the first half of 2019. The currency neutral sales decrease was across all regions. Sales decreased across all product lines, with the exception of quality controls. Sales for the first half of 2020 benefited from the carryover related to the December 2019 Cyberattack. Sales in all regions were impacted negatively due to the impact of COVID-19 on our customer's operations.

Consolidated gross margins were 55.1% for the first half of 2020 compared to 55.0% for the first half of 2019.  Life Science segment gross margins for the first half of 2020 decreased from the prior year period by approximately 1.0 percentage points primarily due to the $7.4 million cost of sales benefit in the first quarter of 2019 from an escrow release related to an acquisition from 2011, incremental costs from the Celsee acquisition that occurred in 2020, and a charge for customs duty of $8.3 million relating to products shipped primarily in prior years. Clinical Diagnostics segment gross margins for the first half of 2020 increased by approximately 0.1 percentage points from the same period last year, driven primarily by product mix, improved manufacturing utilization in key plants, and reduced overhead expenses, partially offset by higher freight charges, and excess and obsolete inventory costs.

SG&A decreased to $383.0 million or 34.5% of sales for the first half of 2020 compared to $408.8 million or 36.3% of sales for the first half of 2019.  Decreases in SG&A were primarily related to lower travel, marketing and communications expenses of $17.4 million mostly due to COVID-19, professional fees of $3.1 million, employee related expenses of $3.4 million and the strengthening of the U.S. dollar on foreign denominated expenses. These expenses were partially offset primarily by increases to facility costs of $5.9 million, software expenses of $5.2 million, and bad debt expense of $4.7 million.

R&D increased to $101.3 million or 9.1% of sales for the first half of 2020 compared to $97.7 million or 8.7% of sales for the first half of 2019.  Life Science segment R&D increased for the first half of 2020 compared to the prior year period. The increase was primarily driven by increased spending to accelerate innovation in key investment areas, as well as expenses related to the newly acquired Celsee business, partially offset by lower lab supply expenses. Clinical Diagnostics segment R&D decreased for the first half of 2020 from the prior year period primarily due to lower employee related expenses as a result of lower actual expenses compared to the initial accrual for our restructuring program announced in 2019, and lower activities due to COVID-19.

Results of Operations – Non-operating

Interest expense for the first half of 2020 and 2019 was $11.4 million and $11.8 million, respectively.

Foreign currency exchange net losses were $1.7 million for the first half of 2020 compared to $2.5 million for the first half of 2019. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities was a gain of $2.01 billion and $1.78 billion for the first half of 2020 and 2019, respectively, primarily resulting from the recognition of holding gains on our investment in Sartorius AG.

Other (income) expense, net for the first half of 2020 was $20.5 million of income compared to $22.6 million of income for the first half of 2019. The decrease of $2.1 million was primarily due to higher investment income and Sartorius AG dividend income in 2019 compared to the gain on the sale of the Informatics division and Sartorius AG dividend income in 2020.

Our effective income tax rate was 23.0% and 22.8% for the six months ended June 30, 2020 and 2019, respectively.
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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows of capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement) that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the 2019 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of June 30, 2020, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital. We have outstanding $425.0 million principal amount of Senior Notes that are due in December 2020 (4.875% Notes). We are currently assessing our options and believe we have adequate resources to repay the 4.875% Notes and meet our current obligations whether we choose to refinance or not.
At June 30, 2020, we had available $1.03 billion in cash, cash equivalents and short-term investments, of which approximately 26% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations and repay our 4.875% Notes. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Cash Flows from Operations

Net cash provided by operations was $154.9 million compared to $198.3 million for the six months ended June 30, 2020 and 2019, respectively.  The decrease in operating cash flows was primarily due to higher cash paid to suppliers and employees resulting primarily from supplies needed for COVID-19 products and to a lesser extent for employee restructuring programs. The decrease also consisted of lower investment income and, lower cash received from customers that reflected the effects of COVID-19. The decrease was partially offset by an increase of operating cash flows for lower income taxes paid primarily due to lower international tax payments, and to a lesser extent proceeds received in 2020 compared to payments in 2019 for forward foreign exchange contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $101.0 million compared to $37.8 million for the six months ended June 30, 2020 and 2019, respectively.
Capital expenditures totaled $39.7 million and $45.8 million for the six months ended June 30, 2020 and 2019, respectively.  Capital expenditures represent the addition and replacement of production machinery and research equipment, ongoing manufacturing and facility additions for expansion, regulatory, environmental and compliance. Also included in capital expenditures are investments in business systems and data communication upgrades and enhancements, including the remaining phases of the global enterprise resource planning (ERP) platform. Capital expenditures also include equipment placed with Clinical Diagnostics segment customers who then contract to purchase our reagents for use.

In April 2020, we acquired all equity interests of Celsee, Inc. for $99.5 million, and we received $12.2 million for the sale of our Informatics division, which focused on providing and developing comprehensive, high-quality spectral databases and associated software. See Note 2 to the condensed consolidated financial statements.

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

Cash Flows from Financing Activities

Net cash used in financing activities was $101.6 million compared to $13.5 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used in the six months ended June 30, 2020 was primarily due to the $100.0 million cash outflow to repurchase 291,941 shares of our common stock under our share repurchase program, compared to $15.0 million to repurchase 51,398 shares of our common stock under our share repurchase program for the six months ended June 30, 2019. For the six months ended June 30, 2020, we received proceeds from the issuance of common stock for share-based compensation of $8.2 million compared to $3.9 million in 2019. For the six months ended June 30, 2019 we received net proceeds of $3.8 million from the issuance of treasury stock to fulfill our Employee Stock Purchase Plan purchases.

Treasury Shares

During the second quarter of 2020, 1,111 shares of Class A treasury stock with an aggregate total cost of $0.4 million were reissued to fulfill annual grants to employees under our restricted stock program. Upon reissuing the Class A treasury stock, a loss of $0.03 million was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings, while $0.3 million reduced Additional paid-in capital. These reissues did not require cash payments or receipts and therefore did not affect liquidity.

During the first quarter of 2020, we repurchased 291,941 shares of Class A common stock for $100.0 million under our repurchase program compared to the repurchase of 51,398 shares of our common stock for $15.0 million in 2019. We designated these repurchased shares as treasury stock.

During the first quarter of 2019, 19,755 shares of Class A treasury stock with an aggregate total cost of $5.4 million were reissued to fulfill our Employee Stock Purchase Plan purchases. A loss of $1.6 million was incurred upon reissuing the Class A treasury stock as they were reissued at a lower price than their average cost, which reduced Retained earnings and resulted in net proceeds of $3.8 million.

As of June 30, 2020, $73.1 million remained under the Share Repurchase Program. In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow the Company to repurchase up to an additional $200.0 million of stock.

Recent Accounting Pronouncements Adopted and to be Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2020, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic is having and is expected to continue to have an adverse effect on the United States and global economies, as well as on our operations and those of third parties on whom we rely. The COVID-19 pandemic has negatively impacted and, we expect, will continue to negatively impact our business, operations, financial conditions and results of operations in a variety of ways.

Although demand has increased for certain of our products being used in fighting the COVID-19 pandemic, we are experiencing more broadly an overall drop-off in product demand with reduced sales activity and customer orders. Many of our customers are sheltering in place, resulting in labs, universities and other customers' facilities being closed or opened at reduced capacity, hospital visits have declined as people delay elective surgeries and avoid non-essential trips to the hospital, and routine diagnostic testing has slowed dramatically. It is not known how long these declines will continue, and it is uncertain what impact these declines will have on future sales and customer orders once conditions begin to improve.

On the supply side, we are experiencing challenges with the supply of raw materials and components used in the production of our products, with suppliers sheltering in place or opened at reduced capacity and otherwise unable to meet our increased demand for raw materials and inputs to manufacture our products being used in fighting the COVID-19 pandemic. In addition, we are experiencing transportation challenges in moving goods across regions, including reduced freight availability as many airlines have significantly scaled back flight operations and increased freight surcharges due to reduced freight capacity. Countries have closed their borders and imposed travel restrictions and may continue to impose measures that restrict the movement of our goods. The invocation by the U.S federal government of the Defense Production Act of 1950 with respect to our manufacturing operations, or the enforcement of comparable laws by other governmental entities, could disrupt our manufacturing and distribution operations..

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first half of 2020 our foreign entities generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) could disrupt the free movement of goods, services and people between the United Kingdom and the European Union and result in increased regulatory, legal, labor and tax complexities.

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

We made significant changes to our organizational structure over the past few years. In 2016, we began implementing the reorganization of the structure of our European organization, and we have continued to reorganize aspects of our European operations since 2016. The Board of Directors appointed a new Chief Financial Officer effective April 6, 2019, a new Chief Operating Officer effective April 22, 2019, and a new Chief Accounting Officer effective April 1, 2020. At the beginning of 2020, we appointed a new executive to head our Clinical Diagnostics segment, and we restructured this segment based on functional groups rather than product line divisions. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

There have been, and will continue to be, significant changes in the healthcare industry in an effort to reduce costs. These changes include:

•The trend towards managed care, together with healthcare reform of the delivery system in the United States and efforts to reform in Europe, has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce selling prices.  Consolidation among healthcare providers and consolidation among other participants in the healthcare industry has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage.  In particular, there has been a consolidation of laboratories and a consolidation of blood transfusion centers. These industry trends and competitive forces place constraints on the levels of overall pricing, and thus could have a material adverse effect on our gross margins for products we sell in clinical diagnostic markets.

•Third party payors, such as Medicare and Medicaid in the United States, have reduced their reimbursements for certain medical products and services. Our Clinical Diagnostics business is impacted by the level of reimbursement available for clinical tests from third party payors. In the United States payment for many diagnostic tests furnished to Medicare fee-for-service beneficiaries is made based on the Medicare Clinical Laboratory Fee Schedule (CLFS), a fee schedule established and adjusted from time to time by the Centers for Medicare and Medicaid Services (CMS). Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Laboratories and clinicians may decide not to order or perform certain clinical diagnostic tests if third party payments are inadequate, and we cannot predict whether third party payors will offer adequate reimbursement for tests utilizing our products to make them commercially attractive. Legislation, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (PPACA) and the Middle Class Tax Relief and Job Creation Act of 2012, has reduced the payments for clinical laboratory services paid under the CLFS. In addition, the Protecting Access to Medicare Act of 2014 (PAMA) has made significant changes to the way Medicare will pay for clinical laboratory services, which has further reduced reimbursement rates.

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

As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies. In order to be successful in these activities, we must, among other things:
•assimilate the operations and personnel of acquired companies;
•retain acquired business customers;
•minimize potential disruption to our ongoing business;
•retain key technical and management personnel;
•integrate acquired companies into our strategic and financial plans;
•accurately assess the value of target companies, products and technologies;
•comply with new regulatory requirements;
•harmonize standards, controls, procedures and policies;
•minimize the impact to our relationships with our employees and customers; and
•assess, document and remediate any deficiencies in disclosure controls and procedures and internal control over financial reporting.

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

We have substantial debt and have the ability to incur additional debt. As of June 30, 2020, we had approximately $438.7 million of outstanding indebtedness, primarily consisting of the 4.875% Notes due in December 2020 as further discussed in Note 6 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences.  For instance, it could:

•make it more difficult for us to satisfy our financial obligations, including those relating to our outstanding debt;
•require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our debt, which will reduce funds available for other business purposes;
•increase our vulnerability to general adverse economic and industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•place us at a competitive disadvantage compared with some of our competitors that have less debt; and
•limit our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes.

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

As further discussed in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are currently assessing our options relating to the 4.875% Notes that are due in December 2020. If we decide to refinance the 4.875% Notes, the volatility of capital markets resulting from the COVID-19 pandemic may increase the difficulty of obtaining such financing.

We are subject to healthcare laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

We are subject to healthcare regulation and enforcement by both the U.S. federal government and the U.S. states and foreign governments in which we conduct our business. These healthcare laws and regulations include, for example:

•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;

•U.S. federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. In addition, the U.S. federal government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes;

•the U.S. Physician Payment Sunshine Act, which requires certain manufacturers of drugs, biologics, devices and medical supplies to record any transfers of value to U.S. physicians and U.S. teaching hospitals;

•the Health Insurance Portability and Accountability Act ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•state or foreign law equivalents of each of the U.S. federal laws above, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC adopted disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo (DRC) and adjoining countries, as well as procedures regarding a manufacturer's efforts to identify the sourcing of such minerals and metals produced from those minerals. In 2017, the European Parliament and the European Council formally approved a conflict minerals regulation, and the requirements will become effective starting in January 2021. We have incurred, and will continue to incur, additional costs in order to comply with the SEC’s disclosure requirements. In addition, we might incur further costs due to possible changes to our products, processes, or sources of supply as a consequence of our due diligence activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the specified minerals used in our products through our due diligence procedures, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as “DRC conflict free”, which could place us at a competitive disadvantage if we do not do so. We filed our report for the calendar year 2019 with the SEC on May 28, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock (“Share Repurchase Program”). As of June 30, 2020, $73.1 million remained under the Share Repurchase Program. In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow the Company to repurchase up to an additional $200.0 million of stock.
Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
April 1 to April 30, 2020	—	$—	—	$73.1
May 1 to May 31, 2020	—	$—	—	$73.1
June 1 to June 30, 2020	—	$—	—	$73.1

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	July 31, 2020	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	July 31, 2020	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer