Form 10-Q
period 2020-09-30
BIO-RAD LABORATORIES, INC.
filed 2020-10-30
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at October 22, 2020:	Class A -	24,740,501	Class B -	5,090,003

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2020

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS:	(Unaudited)
Cash and cash equivalents	$840,325	$660,672
Short-term investments	314,102	453,973
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $19,370 at 2020 and $20,205 at 2019	402,241	392,672
Inventories:
Raw materials	149,117	109,570
Work in process	158,577	146,131
Finished goods	332,534	298,306
Total inventories	640,228	554,007
Prepaid expenses	111,296	102,331
Other current assets	10,109	10,940
Total current assets	2,323,861	2,180,155
Property, plant and equipment	1,404,622	1,382,172
Less: accumulated depreciation and amortization	(923,673)	(882,833)
Property, plant and equipment, net	480,949	499,339
Operating lease right-of-use assets	196,652	201,868
Goodwill, net	291,916	264,131
Purchased intangibles, net	205,305	145,525
Other investments	8,439,897	4,638,205
Other assets	82,351	79,636
Total assets	$12,020,931	$8,008,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	September 30, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$132,994	$107,014
Accrued payroll and employee benefits	190,091	180,084
Current maturities of long-term debt and notes payable	426,636	426,172
Income and other taxes payable	41,646	36,285
Current operating lease liabilities	34,387	35,365
Other current liabilities	160,903	120,575
Total current liabilities	986,657	905,495
Long-term debt, net of current maturities	12,241	13,579
Deferred income taxes	1,842,659	997,787
Operating lease liabilities	172,144	176,018
Other long-term liabilities	182,085	160,923
Total liabilities	3,195,786	2,253,802

Stockholders’ equity:
Class A common stock, shares issued 25,044,738 and 24,966,035 at 2020 and 2019, respectively; shares outstanding 24,739,501 and 24,835,804 at 2020 and 2019, respectively	2	2
Class B common stock, shares issued and outstanding, 5,091,003 at 2020 and 5,089,532 at 2019	1	1
Additional paid-in capital	412,313	410,020
Class A treasury stock at cost, 305,237 at 2020 and 130,231 shares at 2019	(100,067)	(38,397)
Retained earnings	8,428,925	5,470,779
Accumulated other comprehensive income (loss)	83,971	(87,348)
Total stockholders’ equity	8,825,145	5,755,057
Total liabilities and stockholders’ equity	$12,020,931	$8,008,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net sales	$647,263	$560,633	$1,755,787	$1,687,231
Cost of goods sold	279,952	253,607	778,120	760,674
Gross profit	367,311	307,026	977,667	926,557
Selling, general and administrative expense	198,165	201,622	581,119	610,460
Research and development expense	59,546	47,944	160,833	145,641
Income from operations	109,600	57,460	235,715	170,456
Interest expense	5,728	5,525	17,158	17,352
Foreign currency exchange losses, net	776	898	2,478	3,411
Change in fair market value of equity securities	(1,580,350)	390,620	(3,591,509)	(1,384,999)
Other income, net	(1,015)	(4,367)	(21,517)	(26,959)
Income (loss) before income taxes	1,684,461	(335,216)	3,829,105	1,561,651
(Provision for) benefit from income taxes	(369,637)	76,400	(861,940)	(356,462)
Net income (loss)	$1,314,824	$(258,816)	$2,967,165	$1,205,189

Basic earnings (loss) per share:
Net income (loss) per basic share	$44.24	$(8.68)	$99.75	$40.42
Weighted average common shares - basic	29,721	29,831	29,746	29,815

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$43.64	$(8.68)	$98.46	$39.97
Weighted average common shares - diluted	30,128	29,831	30,137	30,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$1,314,824	$(258,816)	$2,967,165	$1,205,189
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	144,902	(103,332)	167,366	(109,888)
Foreign other post-employment benefits adjustments, net of income taxes	333	359	924	501
Net unrealized holding (loss) gain on available-for-sale (AFS) debt investments, net of income taxes	(122)	433	3,029	4,232
Other comprehensive income (loss), net of income taxes	145,113	(102,540)	171,319	(105,155)
Comprehensive income (loss)	$1,459,937	$(361,356)	$3,138,484	$1,100,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Cash received from customers	$1,741,431	$1,716,486
Cash paid to suppliers and employees	(1,406,427)	(1,392,653)
Interest paid, net	(11,066)	(11,381)
Income tax payments, net	(51,539)	(42,634)
Investment proceeds and miscellaneous receipts, net	16,336	28,092
Proceeds from forward foreign exchange contracts, net	1,859	185
Net cash provided by operating activities	290,594	298,095
Cash flows from investing activities:
Capital expenditures	(59,685)	(76,934)
Proceeds from dispositions of property, plant and equipment	51	85
Proceeds from divestiture of a division	12,240	—
Payments for acquisitions, net of cash received	(96,655)	(75,811)
(Payments for) recovery of purchases of intangible assets	(100)	7,383
Payments for purchases of marketable securities and investments	(184,665)	(266,839)
Proceeds from sales of marketable securities and investments	75,997	83,315
Proceeds from maturities of marketable securities and investments	242,676	181,108
Net cash used in investing activities	(10,141)	(147,693)
Cash flows from financing activities:
Payments on long-term borrowings	(1,780)	(487)
Payments for credit agreement renewal fees	—	(486)
Payments of contingent consideration	(1,724)	(2,477)
Proceeds from issuances of common stock for share-based compensation	15,181	9,740
Tax payments from net share settlement	(12,830)	(8,096)
Proceeds from reissuances of treasury stock for share-based compensation, net	—	3,831
Payments for purchases of treasury stock	(100,004)	(20,000)
Net cash used in financing activities	(101,157)	(17,975)
Effect of foreign exchange rate changes on cash	3,154	(3,239)
Net increase in cash, cash equivalents, and restricted cash	182,450	129,188
Cash, cash equivalents, and restricted cash at beginning of period	662,651	434,164
Cash, cash equivalents, and restricted cash at end of period	$845,101	$563,352

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$840,325	$561,071
Restricted cash included in Other current assets	3,763	100
Restricted cash included in Other assets	1,013	2,181
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$845,101	$563,352

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	$3	$410,020	$(38,397)	$5,470,779	$(87,348)	$5,755,057
Net income	—	—	—	685,912	—	685,912
Other comprehensive loss, net of tax	—	—	—	—	(61,607)	(61,607)
Issuance of common stock	—	4,068	—	—	—	4,068
Stock compensation expense	—	9,654	—	—	—	9,654
Purchase of treasury stock	—	—	(100,005)	—	—	(100,005)
Balance at March 31, 2020	$3	$423,742	$(138,402)	$6,156,691	$(148,955)	$6,293,079
Net income	—	—	—	966,429	—	966,429
Other comprehensive income, net of tax	—	—	—	—	87,813	87,813
Issuance of common stock	—	(2,797)	—	—	—	(2,797)
Stock compensation expense	—	8,878	—	—	—	8,878
Reissuance of treasury stock	—	(338)	365	(27)	—	—
Balance at June 30, 2020	$3	$429,485	$(138,037)	$7,123,093	$(61,142)	$7,353,402
Net income	—	—	—	1,314,824	—	1,314,824
Other comprehensive income, net of tax	—	—	—	—	145,113	145,113
Issuance of common stock	—	1,080	—	—	—	1,080
Stock compensation expense	—	10,732	—	—	—	10,732
Reissuance of treasury stock	—	(28,984)	37,970	(8,992)	—	(6)
Balance at September 30, 2020	$3	$412,313	$(100,067)	$8,428,925	$83,971	$8,825,145

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
Revenue allocated to the lease elements of these reagent rental arrangements represents approximately 3% of total revenue for both the three and nine months ended September 30, 2020, and September 30, 2019, and is included as part of Net sales in our condensed consolidated statements of income.

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

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region based primarily on the location of the use of the product or service (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Europe	$220.9	$181.9	$590.6	$556.1
Asia	142.0	120.7	382.3	354.3
United States	250.4	225.8	685.4	674.0
Other (primarily Canada and Latin America)	34.0	32.2	97.5	102.8
Total net sales	$647.3	$560.6	$1,755.8	$1,687.2

The disaggregation of our revenue by industry segment sources is presented in our Segment Information footnote (see Note 11).

Deferred revenues primarily represents unrecognized fees billed or collected for extended service arrangements. The deferred revenue balance at September 30, 2020 and December 31, 2019 was $55.8 million and $45.8 million, respectively. The short-term deferred revenue balance at September 30, 2020 and December 31, 2019 was $40.9 million and $33.7 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income.

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Change in our warranty liability for the nine month period ended September 30, 2020 and 2019 were as follows (in millions):

	Nine Months Ended
	September 30,
	2020	2019
Balance at beginning of period	$9.0	$10.1
Provision for warranty	5.4	7.3
Actual warranty costs	(6.1)	(8.4)
Balance at end of period	$8.3	$9.0

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

Changes in our allowance for doubtful accounts were as follows (in millions):

December 31, 2019	$20.2
Provision for expected credit losses	1.2
Write-offs charged against the allowance	(2.1)
Recoveries collected	0.1
September 30, 2020	$19.4

Implementation Costs for Cloud Computing Arrangements

The balance of capitalized implementation costs for cloud computing arrangements, net of accumulated amortization, was $7.0 million and $3.1 million at September 30, 2020 and December 31, 2019, respectively. These costs were primarily for implementing business analytics software and were recorded in Other current assets and Other assets in the condensed consolidated balance sheets.

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

In March 2020, the FASB issued ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)"  The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The ASU is effective as of March 12, 2020 through December 31, 2022.  We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.  The ASU is currently not expected to have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements," which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. We adopted this standard effective January 1, 2020, which did not have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 replaces the incurred loss approach with an expected loss model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount as done under the former other-than-temporary impairment model. We adopted ASU 2016-13 as of January 1, 2020 using the cumulative effect transition method. We have evaluated our impacted instruments for credit quality indicators, and have determined that there is no cumulative effect transition adjustment to retained earnings as of our adoption date. ASU 2016-13 had an insignificant impact to our condensed consolidated financial statements for the nine months ended September 30, 2020. See also Note 3, Fair Value Measurements, and the section above under the caption “Allowance for Doubtful Accounts.”

Recent Accounting Pronouncements to be Adopted

In January 2020, the FASB issued ASU 2020-01, "Clarifying the Interactions between Topic 321 Investments—Equity Securities, Topic 323 Investments—Equity Method and Joint Ventures, and Topic 815 Derivatives and Hedging." ASU 2020-01 clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including interim periods for which financial statements have not been issued. We are currently evaluating the effect of ASU 2020-01.

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

2.ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

Celsee Acquisition:

On April 1, 2020 (the "Acquisition Date"), we acquired all equity interests of Celsee, Inc. ("Celsee") for total consideration of $99.3 million (as described in the table below), including the estimated fair value of contingent consideration. The contingent consideration of up to $60.0 million is payable in cash, upon the achievement of certain net revenues for the period beginning on January 1, 2021 and ending on December 31, 2022.

Celsee is a manufacturer of instruments and consumables for the isolation, detection, and analysis of single cells. We believe this acquisition will complement our Life Science product offerings. The acquisition was included in our Life Science segment's results of operations from the Acquisition Date.

Celsee met the definition of a business, and therefore is accounted for as a business combination.

The fair value of consideration transferred for the Celsee acquisition consists of the following (in millions):

Purchase price (cash)	$99.2
Fair value of contingent consideration (earn-out)	0.1
Fair value of total consideration transferred	$99.3

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the Acquisition Date (in millions):

Fair Value
Cash and cash equivalents	$0.6
Intangible assets	79.9
Deferred tax assets	8.4
Deferred tax liabilities	(19.7)
Other identifiable assets acquired, net	0.3
Net identifiable assets acquired	69.5
Goodwill	29.8
Net assets acquired	$99.3

Goodwill related to the acquisition is primarily attributable to opportunities and economies of scale from combining the operations and technologies of Bio-Rad and Celsee, and is not deductible for tax purposes.

The following table summarizes the final fair values and estimated useful lives of the components of identifiable intangible assets acquired as of the Acquisition Date (in millions):

	Fair Value	Estimated Useful Life (years)
Developed product technology	$70.3	18.9
Customer relationships	3.6	4.0
Covenants not to compete	1.4	3.0
In-process research and development	4.6
Total identifiable intangible assets acquired	$79.9

Intangible assets acquired as a result of the Celsee acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible assets. Amortization of acquired developed technology of $0.9 million and $1.8 million for the three and nine months ended September 30, 2020, respectively, are included in Cost of goods sold in the condensed consolidated statements of income. Amortization of the acquired customer relationships of $0.2 million and $0.4 million and covenants not to compete of $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, are included in Selling, general and administrative expense in the condensed consolidated statements of income.

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

The final allocation of the payments reflects the effects of working capital and deferred tax adjustments made during the measurement period. These adjustments resulted in a $0.3 million decrease in deferred tax assets, a $0.4 million increase in goodwill and a $0.3 million increase in deferred tax liabilities compared to the preliminary balances reported at June 30, 2020 and had no impact on our condensed consolidated statements of income, for the three and nine months ended September 30, 2020.

We included Celsee's fair value of assets acquired and liabilities assumed in our condensed consolidated balance sheets beginning on the Acquisition Date. The results of operations for Celsee subsequent to the Acquisition Date have been included in, but are immaterial to, our condensed consolidated statements of income for the three and nine months ended September 30, 2020. Pro forma results of operations for the Celsee acquisition have not been presented because they are not material to the condensed consolidated statements of income.

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

DIVESTITURE

Informatics Divestiture:

In April 2020, we received $12.2 million for the sale of our Informatics division, which focused on providing and developing comprehensive, high-quality spectral databases and associated software. The division was part of our Other Operations segment. In connection with this sale, we recorded an $11.7 million gain in Other income, net, in the condensed consolidated statements of income for the nine months ended September 30, 2020.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2020 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$108.8	$—	$108.8
Asset-backed securities	—	0.1	—	0.1
U.S. government sponsored agencies	—	71.6	—	71.6
Time deposits	14.6	10.0	—	24.6
Money market funds	127.1	—	—	127.1
Total cash equivalents (a)	141.7	190.5	—	332.2
Restricted investments (b)	6.6	—	—	6.6
Equity securities (c)	8,459.3	—	—	8,459.3
Available-for-sale investments:
Corporate debt securities	—	114.4	—	114.4
U.S. government sponsored agencies	—	78.2	—	78.2
Foreign government obligations	—	5.0	—	5.0
Other foreign obligations	—	2.1	—	2.1
Municipal obligations	—	13.4	—	13.4
Asset-backed securities	—	48.2	—	48.2
Total available-for-sale investments (d)	—	261.3	—	261.3
Forward foreign exchange contracts (e)	—	0.6	—	0.6
Total financial assets carried at fair value	$8,607.6	$452.4	$—	$9,060.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (f)	$—	$1.3	$—	$1.3
Contingent consideration (g)	—	—	2.3	2.3
Total financial liabilities carried at fair value	$—	$1.3	$2.3	$3.6

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2019 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$42.9	$—	$42.9
Time deposits	31.2	10.0	—	41.2
Asset-backed securities	—	0.1	—	0.1
Money market funds	69.9	—	—	69.9
Total cash equivalents (a)	101.1	53.0	—	154.1
Restricted investments (b)	5.6	—	—	5.6
Equity securities (c)	4,664.4	—	—	4,664.4
Available-for-sale investments:
Corporate debt securities	—	204.5	—	204.5
U.S. government sponsored agencies	—	106.1	—	106.1
Foreign government obligations	—	4.7	—	4.7
Other foreign obligations	—	3.1	—	3.1
Municipal obligations	—	11.6	—	11.6
Asset-backed securities	—	72.9	—	72.9
Total available-for-sale investments (d)	—	402.9	—	402.9
Forward foreign exchange contracts (e)	—	0.9	—	0.9
Total financial assets carried at fair value	$4,771.1	$456.8	$—	$5,227.9

Financial liabilities carried at fair value:
Forward foreign exchange contracts (f)	$—	$1.0	$—	$1.0
Contingent consideration (g)	—	—	4.9	4.9
Total financial liabilities carried at fair value	$—	$1.0	$4.9	$5.9

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2020	December 31, 2019
Restricted investments	$5.6	$5.6
Other investments	1.0	—
Total	$6.6	$5.6

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2020	December 31, 2019
Short-term investments	$53.0	$51.0
Other investments	8,406.3	4,613.4
Total	$8,459.3	$4,664.4

The unrealized gains on our equity securities for the three and nine months ended September 30, 2020 were $1,580.3 million and $3,591.5 million, respectively, and were primarily due to our investment in Sartorius AG and are recorded in our condensed consolidated statements of income.

As of September 30, 2020, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 37% of the ordinary outstanding voting shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of September 30, 2020. The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius' board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.

(d) Available-for-sale investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2020	December 31, 2019
Short-term investments	$261.2	$402.8
Other investments	0.1	0.1
Total	$261.3	$402.9

(e) Forward foreign exchange contracts in an asset position are included in Other current assets in the condensed consolidated balance sheets.

(f) Forward foreign exchange contracts in a liability position are included in Other current liabilities in the condensed consolidated balance sheets.

(g) Contingent consideration liability is included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2020	December 31, 2019
Other current liabilities	$2.2	$3.3
Other long-term liabilities	0.1	1.6
Total	$2.3	$4.9

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel Labs. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. In the first and third quarters of 2020, we paid $1.3 million and $0.4 million per the purchase agreement. The contingent consideration was accrued at its estimated fair value of $1.6 million as of September 30, 2020.

During the fourth quarter of 2019, we recognized a contingent consideration liability for earn-out targets related to our acquisition of a foreign distributor. The first earn-out payment of $0.7 million was paid by the acquisition date and the remaining payment is due in the second half of 2020. The maximum earn-out payment due is $1.4 million. The contingent consideration was accrued at its estimated fair value of $0.6 million as of September 30, 2020.

During the second quarter of 2020, we recognized a contingent consideration liability upon our acquisition of Celsee, Inc. which represents the future potential earn-out payments of up to $60.0 million payable in cash upon the achievement of certain net revenues for the period beginning on January 1, 2021 and ending on December 31, 2022. The fair value of the earn-out as of the Acquisition Date was approximately $0.1 million which was determined by using a Black-Scholes-Merton option-pricing valuation model that includes significant assumptions and unobservable inputs such as the projected revenues of Celsee over the earn-out period and the probability of the earn-out threshold being met. The fair value of the contingent consideration is remeasured at each reporting period based on the assumptions and inputs on the date of remeasurement. The fair value of the earn-out was approximately $0.1 million as of September 30, 2020.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at estimated fair value (in millions):

December 31, 2019	$4.9
Analytical flow cytometer platform:
Payment of sales milestone	(1.7)
Decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(1.0)

Foreign distributor:
Change in estimated fair value of contingent consideration included in Selling, general and administrative expense	—

Celsee, Inc.:
Fair value of contingent consideration	0.1
September 30, 2020	$2.3

To estimate the fair value of Level 2 debt securities as of September 30, 2020, our primary pricing provider uses Reuters as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Reuters does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Fair Value
Short-term investments:
Corporate debt securities	$111.5	$2.9	$—	$—	$114.4
Municipal obligations	13.2	0.2	—	—	13.4
Asset-backed securities	47.8	0.4	(0.1)	—	48.1
U.S. government sponsored agencies	75.6	2.6	—	—	78.2
Foreign government obligations	4.9	0.1	—	—	5.0
Other foreign obligations	2.1	—	—	—	2.1
	255.1	6.2	(0.1)	—	261.2
Long-term investments:
Asset-backed securities	0.1	—	—	—	0.1
	0.1	—	—	—	0.1
Total	$255.2	$6.2	$(0.1)	$—	$261.3

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2020 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$95.0	$95.7
Mature in one to five years	113.5	116.4
Mature in more than five years	46.7	49.2
Total	$255.2	$261.3

Available-for-sale investments consist of the following (in millions):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$203.2	$1.4	$(0.1)	$204.5
Municipal obligations	11.5	0.1	—	11.6
Asset-backed securities	72.7	0.2	(0.1)	72.8
U.S. government sponsored agencies	105.6	0.7	(0.2)	106.1
Foreign government obligations	4.7	—	—	4.7
Other foreign obligations	3.1	—	—	3.1
	400.8	2.4	(0.4)	402.8
Long-term investments:
Asset-backed securities	0.1	—	—	0.1
	0.1	—	—	0.1
Total	$400.9	$2.4	$(0.4)	$402.9

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	September 30, 2020
	Less than 12 months		Greater than 12 months		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	6.9	0.1	—	—	6.9	0.1
Total	$6.9	$0.1	$—	$—	$6.9	$0.1

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$46.5	$0.1	$2.1	$—	$48.6	$0.1
Asset-backed securities	17.9	—	7.0	0.1	24.9	0.1
U.S government sponsored agencies	27.5	0.2	10.8	—	38.3	0.2
Total	$91.9	$0.3	$19.9	$0.1	$111.8	$0.4

The unrealized losses of $0.1 million as of September 30, 2020 are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.

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

At September 30, 2020, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of September 30, 2020.

Included in Other current assets are $1.5 million and $2.0 million of interest receivable as of September 30, 2020 and December 31, 2019, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the three and nine months ended September 30, 2020, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2020 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange losses, net in the condensed consolidated statements of income.

The following is a summary of our forward foreign exchange contracts (in millions):

September 30,
2020
Contracts maturing in October through December 2020 to sell foreign currency:
Notional value	$75.6
Unrealized gain	$0.1
Contracts maturing in October through December 2020 to purchase foreign currency:
Notional value	$272.4
Unrealized loss	$(0.9)

The estimated fair value of our current maturities of long-term debt, excluding leases, as of September 30, 2020 and December 31, 2019 that is not recognized at fair value in the condensed consolidated balance sheets has an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our long-term debt and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	September 30, 2020			December 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Current maturities of long-term debt, excluding leases	$424.9	$429.0	2	$424.4	$435.5	2

Included in Other Investments in the condensed consolidated balance sheets are investments without readily determinable fair value measured at cost with adjustments for observable price changes in price or impairments. The carrying value of these investments was $0.5 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively.

4.GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2019:
Goodwill	$250.1	$349.2	$599.3
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	208.3	55.8	264.1

Acquisitions (*)	29.8	—	29.8
Other adjustments (**)	(2.0)	—	(2.0)

Balances as of September 30, 2020:
Goodwill	277.9	349.2	627.1
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$236.1	$55.8	$291.9

* Acquisitions consist of $29.8 million recorded for Celsee, Inc. (see Note 2, "Acquisitions and Divestitures").

** Goodwill decreased by $2.0 million due to the release from an escrow account setup during our acquisition of a small U.S. private company, which should have been classified as a prepaid asset in its opening balance sheet as of the March 2, 2019 acquisition date.

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	September 30, 2020
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.68	$112.8	$(81.9)	$30.9
Know how	5.00	192.6	(170.3)	22.3
Developed product technology	14.21	215.3	(102.2)	113.1
Licenses	7.99	65.2	(36.2)	29.0
Tradenames	7.99	6.5	(4.0)	2.5
Covenants not to compete	4.08	4.5	(1.8)	2.7
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		597.0	(396.5)	200.5
In-process research and development		4.8	—	4.8
Total purchased intangible assets		$601.8	$(396.5)	$205.3

	December 31, 2019
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	6.36	$107.2	$(74.3)	$32.9
Know how	5.71	188.5	(162.6)	25.9
Developed product technology	8.31	144.2	(93.9)	50.3
Licenses	8.74	76.0	(44.4)	31.6
Tradenames	8.50	6.4	(3.6)	2.8
Covenants not to compete	6.01	3.2	(1.4)	1.8
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		525.6	(380.3)	145.3
In-process research and development		0.2	—	0.2
Total purchased intangible assets		$525.8	$(380.3)	$145.5

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Amortization expense	$7.2	$6.0	$20.3	$17.1

5. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Nine Months Ended
	September 30, 2020	September 30, 2019
Net income	$2,967.2	$1,205.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101.9	99.8
Reduction in the carrying amount of right-of-use assets	27.7	31.1
Share-based compensation	29.3	25.4
Gains on dispositions of securities	(0.6)	(0.2)
Other-than-temporary impairment losses on investment	4.6	1.6
Changes in fair market value of equity securities	(3,591.5)	(1,385.0)
Losses on dispositions of fixed assets	0.3	0.3
Gain on divestiture of a division	(11.7)	—
Changes in fair value of contingent consideration	(1.0)	(0.6)
Payments for operating lease liabilities	(27.1)	(27.6)
(Increase) decrease in accounts receivable	(9.6)	30.4
Increase in inventories	(83.5)	(14.5)
(Increase) decrease in other current assets	(6.4)	47.9
Increase (decrease) in accounts payable and other current liabilities	79.2	(24.6)
Increase (decrease) in income taxes payable	3.1	(2.8)
Increase in deferred income taxes	790.1	310.9
Increase in other long term liabilities	19.7	5.5
Other	(1.1)	(4.7)
Net cash provided by operating activities	$290.6	$298.1
		[1]
Non-cash investing activities:
Purchased property, plant and equipment	$6.1	$4.5
Purchased marketable securities and investments	$2.0	$2.8

1

6.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2020	December 31, 2019
4.875% Senior Notes due 2020 principal amount	$425.0	$425.0
Less unamortized discount and debt issuance costs	(0.1)	(0.6)
4.875% Senior Notes less unamortized discount and debt issuance costs	424.9	424.4
Finance leases and other debt	13.9	15.4
	438.8	439.8
Less current maturities	(426.6)	(426.2)
Long-term debt	$12.2	$13.6

Senior Notes due 2020

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due December 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes pay a fixed rate of interest of 4.875% per year.  We have the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date.  Our obligations under the 4.875% Notes are not secured and rank equal in right of payment with all of our existing and future unsubordinated indebtedness.  Certain covenants apply at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. We were in compliance with these covenants as of September 30, 2020. There are no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios.

Credit Agreement

In April 2019, Bio-Rad entered into a $200.0 million unsecured revolving credit facility ("Credit Agreement"). Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of September 30, 2020; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of September 30, 2020. The Credit Agreement matures in April 2024. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.355% at September 30, 2020, which is based on the 3-month LIBOR.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of September 30, 2020.

7.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2020:	$(72.4)	$(22.2)	$7.2	$(87.4)
Other comprehensive income (loss), before reclassifications	167.4	(1.3)	4.5	170.6
Amounts reclassified from Accumulated other comprehensive income	—	1.8	(0.6)	1.2
Income tax effects	—	0.4	(0.9)	(0.5)
Other comprehensive income, net of income taxes	167.4	0.9	3.0	171.3
Balances as of September 30, 2020:	$95.0	$(21.3)	$10.2	$83.9

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2019:	$(35.5)	$(14.8)	$3.3	$(47.0)
Other comprehensive (loss) income, before reclassifications	(109.9)	0.1	5.1	(104.7)
Amounts reclassified from Accumulated other comprehensive income	—	0.6	(0.3)	0.3
Income tax effects	—	(0.2)	(0.6)	(0.8)
Other comprehensive (loss) income, net of income taxes	(109.9)	0.5	4.2	(105.2)
Balances as of September 30, 2019:	$(145.4)	$(14.3)	$7.5	$(152.2)

The reclassification adjustments are calculated using the specific identification method.

The impact to income before taxes for amounts reclassified out of Accumulated other comprehensive income into the condensed consolidated statements of income, with presentation location, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Comprehensive income	2020	2019	2020	2019	Location
Amortization of foreign other post-employment benefit items	$(1.1)	$(0.2)	$(1.8)	$(0.6)	Other (income) expense, net
Net holding gains on equity securities and available-for-sale investments	$—	$0.2	$0.6	$0.3	Other (income) expense, net

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic weighted average shares outstanding	29,721	29,831	29,746	29,815
Effect of potentially dilutive stock options and restricted stock awards	407	—	391	334
Diluted weighted average common shares	30,128	29,831	30,137	30,149
Anti-dilutive shares	41	95	17	56

9.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and investment income	$(1.8)	$(4.1)	$(14.6)	$(27.4)
Net realized gains on investments	—	(0.2)	(0.6)	(0.2)
Other-than-temporary impairment losses on investments	—	—	4.6	1.6
Gain on divestiture of a division	—	—	(11.7)	—
Other expense (income)	0.8	(0.1)	0.8	(1.0)
Other (income), net	$(1.0)	$(4.4)	$(21.5)	$(27.0)

Other-than-temporary impairment losses on equity method investments were recorded in light of the investees' financial condition.

10.    INCOME TAXES

Our effective income tax rate was 21.9% and 22.8% for the three months ended September 30, 2020 and 2019, respectively. Our effective income tax rate was 22.5% and 22.8% for the nine months ended September 30, 2020 and 2019, respectively.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that our California and certain foreign deferred tax assets will not be realized as of September 30, 2020, and have maintained a valuation allowance on such deferred tax assets.

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

Our gross unrecognized tax benefits were $54.4 million and $39.2 million as of September 30, 2020 and December 31, 2019, respectively. The net increase to our gross unrecognized tax benefits is primarily the result of a $13.3 million reassessment of a tax position taken in a prior period as a result of new information obtained during the current year.

As of September 30, 2020, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $4.7 million primarily related to various foreign jurisdictions.

11.    SEGMENT INFORMATION

Information regarding operating segments for the three months ended September 30, 2020 and 2019 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2020	$324.0	$322.2	$1.1
	2019	$215.7	$341.8	$3.1

Segment net profit (loss)	2020	$70.3	$38.0	$(0.8)
	2019	$11.6	$43.8	$(0.4)

Information regarding operating segments for the nine months ended September 30, 2020 and 2019 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2020	$803.2	$945.6	$7.0
	2019	$643.9	$1,032.9	$10.4

Segment net profit (loss)	2020	$128.3	$100.9	$(0.2)
	2019	$45.9	$117.1	$(1.1)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total segment profit	$107.5	$55.0	$229.0	$161.9
Foreign currency exchange losses, net	(0.8)	(0.9)	(2.5)	(3.4)
Net corporate operating and other expense not allocated to segments	(3.6)	(3.1)	(10.4)	(8.8)
Change in fair market value of equity securities	1,580.4	(390.6)	3,591.5	1,385.0
Other income, net	1.0	4.4	21.5	27.0
Consolidated income (loss) before income taxes	$1,684.5	$(335.2)	$3,829.1	$1,561.7

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

13.    RESTRUCTURING COSTS

In December 2018, we announced the closure of a small manufacturing facility in France. Restructuring charges for the facility closure are included in our Clinical Diagnostics segment's results of operations. The liability of $1.9 million as of September 30, 2020 was recorded in Accrued payroll and employee benefits in the condensed consolidated balance sheets. From December 2018 to September 30, 2020, total expenses were $4.0 million

The following table summarizes the activity for the facility closure restructuring reserves for severance and exit costs (in millions):

Balances as of December 31, 2019:	$3.2
Cash payments	(1.4)
Foreign currency translation losses	0.1
Balances as of September 30, 2020:	$1.9

In November 2019, we announced our strategy-driven restructuring plan. We expect that a significant portion of the net savings resulting from this restructuring plan will be repurposed in alignment with our portfolio strategy.
The restructuring plan includes a workforce reduction in Europe, the United States and Canada, and is expected to be incurred through 2020. The liability of $6.8 million as of September 30, 2020 was recorded in Accrued payroll and employee benefits in the condensed consolidated balance sheets. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense were $(1.0) million and $(4.5) million in the condensed consolidated statements of income for the three and nine months ended September 30, 2020, respectively. From November 2019 to September 30, 2020, total expenses were $20.8 million.

The following table summarizes the activity of our European and North American reorganization restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2019:	$6.2	$19.1	$25.3
Adjustment to expense	(0.6)	(3.9)	(4.5)
Cash payments	(3.8)	(10.5)	(14.3)
Foreign currency translation losses	—	0.3	0.3
Balances as of September 30, 2020:	$1.8	$5.0	$6.8

In June 2020, we announced a restructuring plan to consolidate certain finance and administrative activities in Europe and the United States. The restructuring plan is expected to be completed by March 2021. The liability of $3.1 million as of September 30, 2020 was recorded in Accrued payroll and employee benefits in the condensed consolidated balance sheets. The amounts reflected in Selling, general and administrative expense were $(0.2) million and $3.6 million for the three and nine months ended September 30, 2020, respectively.

The following table summarizes the restructuring activities related to the finance and administrative reorganization (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2019:	$—	$—	$—
Charged to expense	1.5	2.3	3.8
Adjustment to expense	(0.1)	(0.1)	(0.2)
Cash payments	(0.2)	(0.3)	(0.5)
Balances as of September 30, 2020:	$1.2	$1.9	$3.1

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

The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$13.4	$14.2	$38.4	$38.7

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.4	$0.5
Interest on lease liabilities	0.2	0.2	0.6	0.7
Total finance lease cost	$0.3	$0.3	$1.0	$1.2

Sublease income	$0.7	$0.7	$2.2	$2.2
The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for both the three and nine months ended September 30, 2020 and 2019. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for both the three and nine months ended September 30, 2020 and 2019.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.8	$11.6	$33.0	$34.5
Operating cash flows from finance leases	$0.1	$0.2	$0.4	$0.7
Financing cash flows from finance leases	$0.2	$0.1	$0.6	$0.5

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$0.8	$14.4	$8.4	$20.2
Finance leases	$0.1	$0.1	$0.2	$0.1
Supplemental balance sheet information related to leases was as follows (in millions):

	September 30, 2020	December 31, 2019

Operating Leases
Operating lease right-of-use assets	$196.7	$201.9

Current operating lease liabilities	$34.4	$35.4
Operating lease liabilities	172.1	176.0
Total operating lease liabilities	$206.5	$211.4

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities.

	September 30, 2020	December 31, 2019

Finance Leases
Property, plant and equipment, gross	$11.7	$11.4
Less: accumulated depreciation and amortization	(4.6)	(4.2)
Property, plant and equipment, net	$7.1	$7.2

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	11.1	11.2
Total finance lease liabilities	$11.6	$11.7

	September 30, 2020	December 31, 2019

Weighted Average Remaining Lease Term
Operating leases - in years	9	9
Finance leases - in years	17	18

Weighted Average Discount Rate
Operating leases	4.0%	4.2%
Finance leases	6.5%	6.5%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2020 (excluding the nine months ended September 30, 2020)	$10.8	$1.2
2021	41.1	1.2
2022	33.8	1.1
2023	28.7	1.1
2024	24.8	1.1
Thereafter	111.5	13.3
Total lease payments	250.7	19.0
Less imputed interest	(44.2)	(7.4)
Total	$206.5	$11.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2019 and the condensed consolidated financial statements for the three and nine months ended September 30, 2020.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty is the upcoming withdrawal of the United Kingdom from the European Union. Approximately 39% of our year-to-date 2020 consolidated net sales are derived from the United States and approximately 61% are derived from international locations, with Europe being our largest international region.  The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

COVID-19

The full impact of the COVID-19 pandemic is uncertain. The COVID-19 pandemic has negatively impacted and, we expect, will continue to disrupt our business operations, impacting our financial conditions and results of operations in a variety of ways. Governments in the countries in which we operate are passing legislation intended to alleviate the economic burdens of the COVID-19 pandemic. We are continuing to evaluate the impact of these governmental incentives to our customers, operations and financial condition. For more discussions on COVID-19, please see Item 1A. Risk Factors to this Form 10-Q.

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

Acquisition

On April 1, 2020, we acquired all equity interests of Celsee, Inc. ("Celsee") for total consideration of $99.3 million, including the estimated fair value of contingent consideration. The contingent consideration of up to $60.0 million is payable in cash, upon the achievement of certain net revenues for the period beginning on January 1, 2021 and ending on December 31, 2022.

Celsee is a manufacturer of instruments and consumables for the isolation, detection, and analysis of single cells. We believe this acquisition will complement our Life Science product offerings. The acquisition was included in our Life Science segment's results of operations from the acquisition date.

Informatics Divestiture

In April 2020, we received $12.2 million for the sale of our Informatics division, which focused on providing and developing comprehensive, high-quality spectral databases and associated software. The division was part of our Other Operations segment. In connection with this sale, we recorded an $11.7 million gain in Other income, net, in the condensed consolidated statements of income for the nine months ended September 30, 2020.

Restructuring

In June 2020, we announced a restructuring plan to consolidate certain finance and administrative activities in Europe and the United States. The restructuring plan is expected to be completed by March 2021. The liability of $3.1 million as of September 30, 2020 was recorded in Accrued payroll and employee benefits in the condensed consolidated balance sheets. The amounts reflected in Selling, general and administrative expense were $(0.2) million and $3.6 million for the three and nine months ended September 30, 2020, respectively.

Results of Operations

The following table shows cost of goods sold, gross profit, components of operating expense, change in fair market value of equity securities, and net income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.3	45.2	44.3	45.1
Gross profit	56.7	54.8	55.7	54.9
Selling, general and administrative expense	30.6	36.0	33.1	36.2
Research and development expense	9.2	8.6	9.2	8.6
Change in fair market value of equity securities	244.2	(69.7)	204.6	82.1
Net income	203.1	(46.2)	169.0	71.4

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the nine months ended September 30, 2020 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the nine months ended September 30, 2020, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Three Months Ended September 30, 2020 Compared to
Three Months Ended September 30, 2019

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the third quarter of 2020 were $647.3 million compared to $560.6 million in the third quarter of 2019, an increase of 15.5%.  Excluding the impact of foreign currency, third quarter 2020 sales increased by approximately 14.9% compared to the same period in 2019. Currency neutral sales increased in all regions.

The Life Science segment sales for the third quarter of 2020 were $324.0 million, an increase of 50.2% compared to the same period last year.  On a currency neutral basis, sales increased 48.8% compared to the third quarter in 2019. The currency neutral sales increase was primarily driven by growth in our PCR, Droplet Digital PCR, and Process Media product lines. A significant portion of the growth in the Life Science segment came from products used to support COVID-19 testing and research. All regions experienced double digit currency neutral sales growth compared to the third quarter of 2019.

The Clinical Diagnostics segment sales for the third quarter of 2020 were $322.2 million, a decrease of 5.7% compared to the same period last year.  On a currency neutral basis, sales decreased 5.9% compared to the third quarter in 2019.  The currency neutral sales decrease was primarily driven by lower demand as a result of COVID-19. The currency neutral sales decrease was across all regions in most product lines.

Consolidated gross margins were 56.7% for the third quarter of 2020 compared to 54.8% for the third quarter of 2019.  Life Science segment gross margins for the third quarter of 2020 increased from the prior year period by approximately 5.3 percentage points. The increase was primarily driven by favorable product mix related to higher sales of PCR products, lower production costs, and higher absorption due to increased volumes. Clinical Diagnostics segment gross margins for the third quarter of 2020 decreased by approximately 1.9 percentage points from the same period last year. The decrease was primarily driven by lower sales, higher freight costs, and a customs duty charge relating to products shipped primarily in prior years.

Selling, general and administrative expenses (SG&A) decreased to $198.2 million or 30.6% of sales for the third quarter of 2020 compared to $201.6 million or 36.0% of sales for the third quarter of 2019.  The decrease in SG&A expenses were primarily driven by lower travel, marketing and communication expenses mostly due to the impact of COVID-19. These expenses were partially offset by increases mostly due to employee-related expenses and third-party professional service costs.

Research and development (R&D) expense increased to $59.5 million or 9.2% of sales in the third quarter of 2020 compared to $47.9 million or 8.6% of sales in the third quarter of 2019.  The increase in R&D expense in the Life Science segment was primarily driven by increased headcount from the recent Celsee acquisition and our continued investment in key areas to accelerate new product development. Clinical Diagnostics segment R&D decreased in the third quarter of 2020 from the prior year period, primarily due to lower spending as a result of COVID-19 restrictions and lower headcount related to restructuring programs.

Results of Operations – Non-operating

Interest expense for the third quarter of 2020 and 2019 was $5.7 million and $5.5 million, respectively.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net losses were $0.8 million for the third quarter of 2020 compared to $0.9 million for the third quarter of 2019. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities was a gain of $1.58 billion and a loss of $390.6 million for the third quarter of 2020 and 2019, respectively, primarily resulting from the recognition of holding gains in the third quarter of 2020 compared to holding losses in third quarter of 2019 on our position in Sartorius AG.

Other income, net for the third quarter of 2020 was $1.0 million compared to $4.4 million for the third quarter of 2019. The decrease of $3.4 million of income was primarily due to lower investment income and gains.

Our effective income tax rate was 21.9% and 22.8% for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 Compared to
Nine Months Ended September 30, 2019

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Sales for the first nine months of 2020 were $1.76 billion compared to $1.69 billion in the first nine months of 2019, an increase of 4.1%.  Excluding the impact of foreign currency, for the first nine months of 2020 sales increased by approximately 5.0% compared to the same period in 2019. Currency neutral sales were led by growth in Asia and Europe.

The Life Science segment sales for the first nine months of 2020 were $803.2 million, an increase of 24.7% compared to the same period last year.  On a currency neutral basis, sales increased 25.1% compared to the first nine months of 2019. The currency neutral sales increase was primarily driven by growth in our PCR, Droplet Digital PCR, and Process Media product lines. Currency neutral sales increases occurred in Europe, Asia, and Latin America. Sales for the first nine months of 2020 benefited from the carryover related to the December 2019 Cyberattack, primarily in Asia, and from product lines used for COVID-19, partially offset by lower sales in North America due to the lab closures resulting from the COVID-19 pandemic.

The Clinical Diagnostics segment sales for the first nine months of 2020 were $945.6 million, a decrease of 8.5% compared to the same period last year.  On a currency neutral basis, sales decreased 7.3% compared to the first nine months of 2019. The currency neutral sales decrease was across all regions in most product lines. Sales for the first nine months of 2020 benefited from the carryover related to the December 2019 Cyberattack. Sales in all regions were impacted negatively due to the impact of COVID-19 on our customer's operations.

Consolidated gross margins were 55.7% for the first nine months of 2020 compared to 54.9% for the first nine months of 2019.  Life Science segment gross margins for the first nine months of 2020 increased from the prior year period by approximately 1.4 percentage points primarily due to higher sales, favorable product mix and lower production costs, partially offset by $7.4 million cost of sales benefit in the first quarter of 2019 from an escrow release related to an acquisition from 2011, and a customs duty charge relating to products shipped primarily in prior years. Clinical Diagnostics segment gross margins for the first nine months of 2020 decreased by approximately 0.5 percentage points from the same period last year, driven primarily by lower sales, higher freight, excess and obsolete inventory costs and a customs duty charge relating to products shipped primarily in prior years, partially offset by lower field activity as a result of COVID-19.

SG&A expenses decreased to $581.1 million or 33.1% of sales for the first nine months of 2020 compared to $610.5 million or 36.2% of sales for the first nine months of 2019.  The decrease in SG&A was primarily driven by lower travel, marketing and communications expenses mostly due to the impact of COVID-19. These expenses were partially offset by increases to employee-related expenses, facilities and third-party professional service costs.

R&D expense increased to $160.8 million or 9.2% of sales for the first nine months of 2020 compared to $145.6 million or 8.6% of sales for the first nine months of 2019.  The increase in R&D expense in the Life Science segment was primarily driven by increased headcount from the recent Celsee acquisition and our continued investment in key areas to accelerate new product development. Clinical Diagnostics segment R&D decreased for the first nine months of 2020 from the prior year period primarily due to lower spending as a result of COVID-19 restrictions and lower headcount related to restructuring programs.

Results of Operations – Non-operating

Interest expense for the first nine months of 2020 and 2019 was $17.2 million and $17.4 million, respectively.

Foreign currency exchange net losses were $2.5 million for the first nine months of 2020 compared to $3.4 million for the first nine months of 2019. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities was a gain of $3.59 billion and $1.38 billion for the first nine months of 2020 and 2019, respectively, primarily resulting from the recognition of holding gains on our position in Sartorius AG.

Other (income) expense, net for the first nine months of 2020 was $21.5 million of income compared to $27.0 million of income for the first nine months of 2019. The decrease of $5.5 million was primarily due to lower investment income of $15.5 million and lower Sartorius AG dividend income of $6.8 million, partially offset by the gain on the sale of the Informatics division of $11.7 million in 2020.

Our effective income tax rate was 22.5% and 22.8% for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement) that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the 2019 Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of September 30, 2020, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital. We have outstanding $425.0 million principal amount of Senior Notes that are due in December 2020 (4.875% Notes). We intend to repay the 4.875% Notes and believe that we have adequate resources to make the payment on the due date.
At September 30, 2020, we had available $1.15 billion in cash, cash equivalents and short-term investments, of which approximately 25% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations and repay our 4.875% Notes. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Cash Flows from Operations

Net cash provided by operations was $290.6 million compared to $298.1 million for the nine months ended September 30, 2020 and 2019, respectively.  The decrease in operating cash flows was primarily due to higher cash paid to suppliers and employees resulting primarily from supplies needed for COVID-19 products and to a lesser extent for employee restructuring programs. The decrease also consisted of lower investment income and, higher income taxes paid. These decreases were partially offset by higher cash received from customers due to the growth in sales.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of cash used for acquisitions, capital expenditures and activity related to the purchases, sales and maturities of marketable securities.

For the nine months ended September 30, 2020, net cash used in investing activities was $10.1 million, compared to net cash used in investing activities of $147.7 million for the same period in 2019. This decrease was primarily attributable to a $136.4 million increase in net proceeds from maturities, sales and purchases of marketable securities and a $17.3 million decrease in capital expenditures, partially offset by a $20.8 million increase in payments for acquisitions.
Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash used for purchases of treasury stock, taxes paid on the vesting of restricted stock units and proceeds from the issuance of common stock for share-based compensation.

For the nine months ended September 30, 2020, net cash used in financing activities was $101.2 million, compared to net cash used in financing activities of $18.0 million for the same period in 2019. This increase was primarily attributable to a $80 million increase in cash used to purchase treasury stock.

Treasury Shares

During the second and third quarters of 2020, 116,935 shares of Class A treasury stock with an aggregate total cost of $38.3 million were reissued to fulfill grants to employees under our restricted stock program. Upon reissuing the Class A treasury stock, a loss of $9.0 million was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings, while $29.3 million reduced Additional paid-in capital.

During the third quarter of 2019, 117,833 shares of Class A treasury stock with an aggregate total cost of $33.2 million were reissued to fulfill grants to employees under our restricted stock program. Upon reissuing the Class A treasury stock, a loss of $8.4 million was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings, while $24.9 million reduced Additional paid-in capital.

The re-issuance of the treasury stock in 2020 and 2019 did not require cash payments or receipts and therefore did not affect liquidity.

During the first quarter of 2020, we repurchased 291,941 shares of Class A common stock for $100.0 million under our repurchase program compared to the repurchase of 66,143 shares of our common stock for $20.0 million in 2019. No shares were purchased during the second and third quarters of 2020. We designated these repurchased shares as treasury stock.

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

In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow the Company to repurchase up to an additional $200.0 million of stock. As of September 30, 2020, $273.1 million remained under the Share Repurchase Program.

Recent Accounting Pronouncements Adopted and to be Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2020, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12, “Legal Proceedings” in the Notes to the condensed consolidated financial statements of Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Although demand has increased for certain of our products being used in fighting the COVID-19 pandemic, we are experiencing more broadly an overall drop-off in product demand with reduced sales activity and customer orders. Many of our customers are sheltering in place, resulting in labs, universities and other customers' facilities being closed or opened at reduced capacity, hospital visits have declined as people delay elective surgeries and avoid non-essential trips to the hospital, and routine diagnostic testing has slowed dramatically. It is not known how long these declines will continue, and it is uncertain what impact these declines will have on future sales and customer orders once conditions improve.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the first nine months of 2020 our foreign entities generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) could disrupt the free movement of goods, services and people between the United Kingdom and the European Union and result in increased regulatory, legal, labor and tax complexities.

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

Changes in the market value of our position in Sartorius AG may materially impact our financial results and might cause us to be deemed an investment company.
Changes in the market value of our position in Sartorius AG may continue to materially impact our consolidated statements of income and other financial statements. A decline in the market value of our position in Sartorius AG could result in significant losses due to write-downs in the value of the equity securities. An increase in the market value of our position in Sartorius AG could result in a significant and favorable impact to net income independent of the actual operating performance of our business. As a result of the market value of our position in Sartorius AG, we might be deemed to be an “investment company” under Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), even though we are primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. Because the Company might be deemed an investment company under the Investment Company Act based on the market value of our position in Sartorius AG, the Company may not be able to access the capital markets or otherwise obtain additional financing until it is determined that the Company is not an investment company. The Company does not believe it is an investment company and intends to continue to conduct our operations so that we will not be deemed an investment company. If the Company were deemed to be an investment company such determination could have a material adverse effect on our business.

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

We also have positions in equity securities, including our position in Sartorius AG. Financial markets are volatile and the markets for these equity securities can be illiquid as well. A decline in the market value of our investments in equity securities that we own could result in significant losses due to write-downs in the value of the equity securities. In addition, if we need to convert these positions to cash, we may not be able to sell these equity securities without significant losses.

We may experience difficulties implementing our new global enterprise resource planning system.

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. For example, in our third deployment in Western Europe in April 2017, we experienced system implementation issues impacting the timing of payment of vendor invoices and resulting in delays in product availability and shipments. We also experienced lower productivity levels related to the April 2017 go-live of the ERP in Western Europe, which adversely impacted our sales during the second and third quarters of 2017. We expect to implement the remaining smaller phases of the ERP platform over the next few years. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may continue to disrupt our operations and negatively impact our business, results of operations and financial condition.

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

In recent years, we have been faced with very challenging global economic conditions. The COVID-19 pandemic is currently causing disruptions to global economic conditions. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. A deterioration in the global economic environment may, and is currently, resulting generally in decreased demand for our products (other than with respect to certain of our products being used in fighting the COVID-19 pandemic), increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may, and currently is, also adversely affecting our suppliers, which could result in interruptions in supply in the future. We have also experienced delays in collecting receivables in certain countries in Western Europe, and we may experience similar delays in these and other countries or regions experiencing liquidity problems. In addition, a slowing of growth in the Chinese economy and in emerging markets could adversely affect our business, results of operations or financial condition. The worldwide decline in oil prices may impact the ability of countries dependent on oil revenue to fund the health care sector and research and development activities, which could result in a decreased demand for our products. There is also uncertainty surrounding the impact that Brexit will have on European and worldwide economic conditions and the stability of global financial markets, and a negative effect from any of these things could adversely affect our business, results of operations or financial condition. Additionally, the United States and other countries, such as China and India, recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. In addition, the geopolitical situation in locations such as the Middle East could adversely affect our business in such locations. See also our risk factors regarding the COVID-19 pandemic and our international operations above and regarding government regulations below.

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

The full impact of the COVID-19 pandemic is uncertain. The COVID-19 pandemic has negatively impacted and, we expect, will continue to negatively impact our business operations, financial conditions and results of operations in a variety of ways and may impact our anticipated tax liabilities. Governments in the countries in which we operate are passing legislation intended to alleviate the economic burdens of the COVID-19 pandemic, including various tax incentives. We are continuing to evaluate the impact of these tax incentives to our financial statements.

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

The tax effect of our position in Sartorius AG and the jurisdictional mix of our earnings could continue to materially affect our financial results and cash flow.

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

For example, in January 2016, the FASB issued Accounting Standards Update No. (ASU) 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." Amendments under ASU 2016-01, among other items, require that all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting), such as our position in Sartorius AG, will be measured at fair value through earnings. The impact of adoption of ASU 2016-01 in the first quarter of 2018 materially impacted our condensed consolidated statements of income due to our position in Sartorius AG, and this impact may continue in future periods.

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

We have substantial debt and have the ability to incur additional debt. As of September 30, 2020, we had approximately $438.9 million of outstanding indebtedness, primarily consisting of the 4.875% Notes due in December 2020 which we intend to repay when due, as further discussed in Note 6 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock (“Share Repurchase Program”). In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow us to repurchase up to an additional $200.0 million of stock. As of September 30, 2020, $273.1 million remained under the Share Repurchase Program.
Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2020	—	$—	—	$273.1
August 1 to August 31, 2020	—	$—	—	$273.1
September 1 to September 30, 2020	—	$—	—	$273.1

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.1	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan (updated September 2020)

10.2	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (updated September 2020)

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	The cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	October 30, 2020	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	October 30, 2020	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer