Form 10-K
period 2020-12-31
BIO-RAD LABORATORIES, INC.
filed 2021-02-16
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM			10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended			December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission file number			1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			94-1381833
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		(510)			724-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock Par Value $0.0001 per share		BIO	New York Stock Exchange
Class B Common Stock Par Value $0.0001 per share		BIOb	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐			Yes	☒	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐			Yes	☒	No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.			☒	Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
			☒	Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer		☐
Non-accelerated file	☐		Smaller reporting company		☐
			Emerging growth company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	Yes	☒ No
As of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $9,501,744,303 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $85,986,722.

As of February 10, 2021, there were 24,768,670 shares of Class A Common Stock and 5,075,386 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference
	Document	Form 10-K Parts
(1)	Definitive Proxy Statement to be mailed to stockholders in connection with the
	registrant's 2021 Annual Meeting of Stockholders (specified portions)	III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2020

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this Annual Report include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements with respect to our future financial performance, operating results, plans and objectives that involve risk and uncertainties. These forward-looking statements may also include statements regarding the impact of the COVID-19 pandemic on Bio-Rad’s results and operations and steps governments, universities, hospitals and private industry, including diagnostic laboratories, are taking or may take as a result of the pandemic. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions. Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including but not limited to the duration, severity and impact of the COVID-19 pandemic, global economic conditions, our ability to develop and market new or improved products, our ability to compete effectively, foreign currency exchange fluctuations, reductions in government funding or capital spending of our customers, international legal and regulatory risks, supply chain issues, product quality and liability issues, our ability to integrate acquired companies, products or technologies into our company successfully, changes in the healthcare industry, natural disasters and other catastrophic events beyond our control, and other risks and uncertainties identified under “Item 1A, Risk Factors” of this Annual Report. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I.

ITEM 1. BUSINESS

General

Bio-Rad Laboratories, Inc. (referred to in this report as “Bio-Rad,” “we,” “us,” and “our”) is a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products. Bio-Rad manufactures and supplies the life science research, healthcare, analytical chemistry and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

We have direct distribution channels in over 36 countries outside the United States through subsidiaries whose focus is sales, customer service and product distribution. In some locations outside and inside these 36 countries, sales efforts are supplemented by distributors and agents.

Description of Business

Business Segments

Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  Our Life Science segment and our Clinical Diagnostics segment generated 49% and 51%, respectively, of our net sales for the year ended December 31, 2020. We generated approximately 39% of our consolidated net sales for the year ended December 31, 2020 from U.S. sales and approximately 61% from sales in our remaining worldwide markets.

Life Science Segment
Our Life Science segment is at the forefront of discovery, creating advanced tools to answer complex biological questions.  We are a leader in the life sciences market and develop, manufacture and market approximately 6,000 reagents, apparatus and laboratory instruments that serve a global customer base. Many of our products are used in established research techniques, biopharmaceutical production processes and food testing regimes. These techniques are typically used to separate, purify and identify biological materials such as proteins, nucleic acids and bacteria within a laboratory or production setting. We focus on selected segments of the life sciences market in proteomics (the study of proteins), genomics (the study of genes), biopharmaceutical production, cellular biology and food safety.  We estimate that the worldwide market that our portfolios can address for products in these selected segments of our addressable markets is approximately $14 billion. Our principal life science customers include universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories. These tools are typically used to separate, purify, characterize, or quantitate biological materials such as cells, proteins, and nucleic acids in the research laboratory or the biopharmaceutical manufacturing and quality control process, for food safety and science education and literacy. We are focused on the translational research market segment where our products help accelerate the timelines from discovery in the lab to the clinic and the patient.

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

We supply more than 3,000 different products that cover more than 300 clinical diagnostic tests to the IVD test market. We estimate that the worldwide sales for products in the markets we serve is approximately $16 billion. IVD tests are conducted outside the human body and are used to identify and measure substances in a patient’s tissue, blood or urine. Our products consist of reagents, instruments and software, typically provided to our customers as an integrated package to allow them to generate reproducible test results. Revenue in this business is highly recurring, as laboratories typically standardize test methodologies, which are dependent on a particular supplier’s equipment, reagents and consumable products. An installed base of diagnostic test systems therefore typically creates an ongoing source of revenue through the sale of test kits for each sample analyzed on an installed system.  Our principal clinical diagnostic customers include hospital laboratories, diagnostic reference laboratories, transfusion laboratories and physician office laboratories.

Raw Materials and Components

We utilize a wide variety of chemicals, biological materials, electronic components, machined metal parts, optical parts, computing and peripheral devices.  Most of these materials and components are available from numerous sources, and while we have historically not experienced difficulty in securing adequate supplies, the impact of COVID-19 on our suppliers' operations has created some challenges in procuring materials. For more discussion relating to the impacts of the COVID-19 pandemic, please see “Item 1A, Risk Factors” to this Annual Report. In certain instances we acquire components and materials from a sole supplier. Due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials.

Patents, Trademarks and Licenses

We own over 2,200 U.S. and international patents and numerous trademarks.  We also hold licenses under U.S. and foreign patents owned by third parties and pay royalties on the sales of certain products under these licenses.  We view these patents, trademarks and license agreements as valuable assets; however, we believe that our ability to develop and manufacture our products depends primarily on our knowledge, technology and special skills rather than our patent, trademark and licensing positions.

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

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force, employing approximately 880 direct sales and sales management personnel around the world. Our sales force typically consists of experienced industry professionals with scientific training, and we maintain a separate specialist sales force for each of our segments. We believe that this direct sales approach allows us to sell a broader range of our products that creates more brand awareness and long-term relationships with our customers.

We also use a range of sales and marketing intermediaries (SMIs) in our international markets. The types of SMIs we utilize are distributors, agents, brokers and resellers. We have programs and policies in place with our SMIs to ensure their compliance with all applicable laws, including adhering to our anti-corruption standards to ensure a transparent sale to our customers.

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

Most of our international sales are generated by our wholly-owned international subsidiaries and their branch offices.  Certain of these subsidiaries also have manufacturing operations.  Bio-Rad’s international operations are subject to certain risks common to foreign operations in general, such as changes in governmental regulations, import restrictions and foreign exchange fluctuations.

Competition

The markets served by our product groups are highly competitive.  Our competitors range in size from start-ups to large multinational corporations with significant resources and reach.  We seek to compete primarily in market segments where our products and technology offer customers specific advantages over the competition.

Our Life Science segment does not face the same competitors for all of its products due to the breadth of its product lines.  Major competitors in this market include Becton Dickinson, GE Biosciences, Merck Millipore and Thermo Fisher Scientific. We compete primarily based on meeting performance specifications and offering comprehensive solutions.

Major competitors of our Clinical Diagnostics segment include Roche, Abbott Laboratories, Siemens, Danaher, Thermo Fisher, Becton Dickinson, bioMérieux, Ortho Clinical Diagnostics, Tosoh, Immucor and DiaSorin. We compete across a variety of attributes including service, quality and portfolio.
Research and Development
We conduct extensive research and development activities in all areas of our business, employing approximately 880 employees worldwide in these activities, including degreed scientists and technical support staff. Research and development has played a major role in Bio-Rad’s growth and is expected to continue to do so in the future. Our research teams are continuously developing new products and new applications for existing products. In our development of new products and applications, we interact with scientific and medical professionals at universities, hospitals and medical schools, and within our industry.

Regulatory Matters

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain of our products (primarily diagnostic and donor screening products) are subject to regulation in the United States by the Center for Devices and Radiological Health (CDRH) and/or the Center for Biologics Evaluation and Research (CBER) of the U.S. Food and Drug Administration (FDA) and in other jurisdictions by state and foreign government authorities.  FDA regulations require that some new products have pre-marketing clearance or approval by the FDA and require certain products to be manufactured in accordance with FDA’s “good manufacturing practice” regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. After a product that is subject to FDA regulation is placed on the market, numerous regulatory requirements apply, including, for example, the requirement that we comply with recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA enforces these requirements by inspection and market surveillance. The FDA has authority to take various administrative and legal actions against us for our, or our products’, failure to comply with relevant legal or regulatory requirements, including issuing warning letters, initiating product seizures, requesting or requiring product recalls or withdrawals, and other civil or criminal sanctions, among other things.

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

Human Capital Resources

At Bio-Rad, we consider our employees to be our most valuable asset, and critical to the effective development, manufacture, sale, distribution and servicing of our vast array of products and services. Our employees are essential to satisfying our customers’ needs for products to advance science and healthcare. At December 31, 2020, we had approximately 8,000 employees, the overwhelming majority of which are full-time employees. Our employees are located throughout the world with roughly 45% in the Americas, 40% in Europe, the Middle-East and Africa, and 15% in Asia Pacific. Our employees are represented by more than 90 self-identified nationalities working in over 140 locations in 36 different countries around the world.

Diversity, Equity and Inclusion

At Bio-Rad, we recognize that diversity is a strength. Our differences offer new and unique ideas and perspectives to our organization. We foster a work culture that embraces the diverse experience and knowledge of every employee, creating an inclusive culture regardless of race, gender, age, sexual orientation, disability, or nationality. We have been purposeful in our efforts to hire, develop and retain diverse talent as well as in our efforts to create an inclusive culture. We actively encourage employee engagement and regularly solicit feedback regarding job satisfaction, career growth and development, collaboration, empowerment, ethics, and manager effectiveness. We use employee input to help our managers make focused and strategic commitments to improve and sustain engagement in their teams. Bio-Rad requires that all management and employees participate in ongoing training intended to increase awareness of the importance of a diverse and inclusive culture.

Compensation and Benefits

We provide a competitive total rewards program consisting of broad-based salary and bonus plans as well as annual management stock grants. These programs combine to recognize and reward performance based on individual, group, and overall company contributions. We provide competitive health and welfare programs which include medical, dental, vision and life insurance, a 401(k) plan, an employee stock purchase program, local pension plans, profit sharing, employee assistance, child and elder care programs, employee recognition and a host of other localized programs tied to the unique needs of our employees. Pay equity is an integral part of our compensation strategy at Bio-Rad. We have ongoing processes and protocols to help us pay each individual employee appropriately based on her or his skills, performance, experience, location, market practices, etc., regardless of race, gender and other non-performance related attributes.

Health, Wellness and Safety

The health and welfare of our employees is of the highest importance to Bio-Rad. We prioritize, manage, and carefully track safety performance at all locations globally and integrate sound safety practices in every aspect of our operations. We offer work site hazard evaluations, workplace safety surveys, safety equipment selection, safety program reviews, chemical and radiation exposure monitoring, safety training, and disposal of hazardous chemical, radioactive and infectious waste. In response to the COVID-19 pandemic and related mitigation measures, we implemented changes in our business in March 2020 in an effort to protect our employees and customers from

COVID-related exposures. For example, we installed physical barriers between and distanced our employees in production facilities, implemented extensive cleaning and sanitation processes for both production and office spaces and broad work-from-home initiatives for employees in our administrative functions. While Bio-Rad’s essential workers have continued to work at our facilities and provide vital service to our customers, most employees in our administrative functions have effectively worked remotely since mid-March 2020. We require employees to isolate and quarantine when appropriate to protect their fellow workers and deploy rapid COVID-19 testing when appropriate.

Training and Talent Development

We provide training programs for managers and employees to support their growth and development. Our management series of courses cover essential management and leadership learning to provide our managers with the necessary skills and experience needed to more effectively lead and develop their teams. In addition, available courses for employees help them to be more effective at work, enhance interpersonal effectiveness, and help them achieve their full potential. We also support employees’ professional development by providing an educational reimbursement program for qualified educational expenses. We have moved our learning and development efforts to a virtual platform in response to the global pandemic.

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

ITEM 1A. RISK FACTORS

In evaluating our business and whether to invest in any of our securities, you should carefully read the following risk factors in addition to the other information contained in this Annual Report.  We believe that any of the following risks could have a material effect on our business, results of operations or financial condition, our industry or the trading price of our common stock.  We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. We cannot predict these new risks and uncertainties, nor can we assess the extent to which any such new risks and uncertainties or the extent to which the risks and uncertainties set forth below may adversely affect our business, results of operations, financial condition, our industry or the trading price of our common stock. Please carefully consider the following discussion of significant factors, events and uncertainties that make an investment in our securities risky and provide important information for the understanding of the “forward-looking” statements discussed this Annual Report. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in this Annual Report, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of these risks discussed below.

Business, Economic, Legal and Industry Risks

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have affected and could materially adversely affect our business, operations, financial condition, and results of operations.

The COVID-19 pandemic is having and is expected to continue to have an adverse effect on the United States and global economies, as well as on aspects of our operations and those of third parties on whom we rely. The COVID-19 pandemic has impacted and, we expect, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways.

Although demand has increased for certain of our products being used in fighting the COVID-19 pandemic, we are experiencing a decrease in product demand with reduced sales activity and customer orders in a number of our businesses. Many of our customers have reduced or modified operations, resulting in labs, universities and other customers' facilities being closed or opened at reduced capacity, hospital visits have declined as people delay elective surgeries and avoid non-essential trips to the hospital, and routine diagnostic testing has slowed. Although certain locations have experienced an improvement in conditions related to the pandemic, we expect that parts of our business will continue to suffer negative impacts from the pandemic even as conditions improve in some locations.

On the supply side, we are experiencing challenges with the supply of raw materials and components used in the production of our products, with suppliers operating at reduced or modified capacity and otherwise unable to meet our increased demand for raw materials and inputs to manufacture our products being used in fighting the COVID-19 pandemic. In addition, we are experiencing transportation challenges in moving goods across regions, including reduced freight availability as many airlines have significantly scaled back flight operations and increased freight surcharges due to reduced freight capacity. Countries have closed their borders and imposed travel restrictions and may continue to impose measures that restrict the movement of our goods. The invocation by the U.S. federal government of the Defense Production Act of 1950 with respect to our manufacturing operations, or the enforcement of comparable laws by other governmental entities, could disrupt our manufacturing and distribution operations.

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

The duration of the COVID-19 pandemic is unknown, even with the distribution of a vaccine, and it is difficult to predict the full extent of potential impacts the pandemic will have in the future on our business, operations, and financial results, or on our customers, suppliers, logistics providers, or on the global economy as a whole.

.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 36 countries outside the United States, and for the year ended December 31, 2020 our foreign entities generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) could disrupt the free movement of goods, services and people between the United Kingdom and the European Union and result in increased regulatory, legal, labor and tax complexities.

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

Our future growth depends in part on our ability to continue to improve our product offerings and develop and introduce new product lines and extensions that integrate technological advances. In particular, we may not be able to keep up with changes in the clinical diagnostics industry, such as the trend toward molecular diagnostics or point-of-care tests. If we are unable to integrate technological advances into our product offerings or to design, develop, manufacture and market new product lines and extensions successfully and in a timely manner, our business, results of operations and financial condition will be adversely affected. The COVID-19 pandemic may delay our ability to develop and introduce new products. We have experienced product launch delays in the past and may do so in the future. We cannot assure you that our product and process development efforts will be successful or that new products we introduce will achieve market acceptance. Failure to launch successful new products or improvements to existing products may cause our products to become obsolete, which could harm our business, results of operations and financial condition.

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

Changes in the market value of our position in Sartorius AG materially impact our financial results and might cause us to be deemed an investment company.

Changes in the market value of our position in Sartorius AG may continue to materially impact our consolidated statements of income and other financial statements. A decline in the market value of our position in Sartorius AG could result in significant losses due to write-downs in the value of the equity securities. An increase in the market value of our position in Sartorius AG could result in a significant and favorable impact to net income independent of the actual operating performance of our business. As a result of the market value of our position in Sartorius AG, we might be deemed to be an “investment company” under Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), even though we are primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. Because the Company might be deemed an investment company under the Investment Company Act based on the market value of our position in Sartorius AG alone, the Company has limited access to the capital markets and may not be able to obtain additional financing until it is determined that the Company is not an investment company. The Company does not believe it is an investment company and intends to continue to conduct our operations so that we will not be deemed an investment company. If the Company were deemed to be an investment company such determination could have a material adverse effect on our business.

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

We are engaged in a multi-year implementation of a new global enterprise resource planning system (ERP). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties, as we already have with some of our earlier deployments. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. We expect to implement the remaining smaller phases of the ERP platform over the next few years. In addition, our efforts to centralize various business processes and functions within our organization in connection with our ERP implementation may continue to disrupt our operations and negatively impact our business, results of operations and financial condition.

Recent and planned changes to our organizational structure could negatively impact our business.

We made significant changes to our organizational structure over the past few years. We have continued to reorganize aspects of our European operations since 2016, including the reorganization announced in February 2021. At the beginning of 2020, we restructured the Clinical Diagnostics segment based on functional groups rather than product line divisions. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

Risks relating to intellectual property rights may negatively impact our business.

We rely on a combination of copyright, trade secret, patent and trademark laws and third-party nondisclosure agreements to protect our intellectual property rights and products. However, we cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable, or that meaningful protection or adequate remedies will be available to us. For instance, unauthorized third parties have attempted to copy our intellectual property, reverse engineer or obtain and use information that we regard as proprietary, or have developed equivalent technologies independently, and may do so in the future. Additionally, third parties have asserted patent, copyright and other intellectual property rights to technologies that are important to us and may do so in the future. If we are unable to license or otherwise access protected technology used in our products, or if we lose our rights under any existing licenses, we could be prohibited from manufacturing and marketing such products. From time to time, we also must enforce our patents or other intellectual property rights or defend ourselves against claimed infringement of the rights of others through litigation. As a result, we could incur substantial costs, be forced to redesign our products, or be required to pay damages or royalties to an infringed party. Any of the foregoing matters could adversely impact our business, results of operations and financial condition.

Global economic and geopolitical conditions could adversely affect our operations.

In recent years, we have been faced with very challenging global economic conditions. The COVID-19 pandemic, as discussed above, is currently causing disruptions to global economic conditions. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. A deterioration in the global economic environment may, and is currently, resulting generally in decreased demand for our products (other than with respect to certain of our products being used in fighting the COVID-19 pandemic), increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may, and currently is, also adversely affecting our suppliers, which could result in interruptions in supply in the future. Additionally, the United States and other countries, such as China and India, recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding the COVID-19 pandemic and our international operations above and regarding government regulations below.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, in April 2017 the European Parliament voted to enact final regulations that include broad changes regarding in vitro diagnostic devices and medical devices, which will require us to modify or re-register some products and will result in additional costs. In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Brexit also will likely result in additional regulatory requirements associated with goods sold in the United Kingdom and will likely result in additional complexities and possible delays with respect to goods, raw materials and personnel moving between the United Kingdom and the European Union. In addition, new government administrations may interpret existing regulations or practices differently. For example, the Mexican health regulatory agency COFEPRIS in 2019 cited Bio-Rad’s Mexican subsidiary for operating practices that had been endorsed by a prior administration, which has impacted our ability to conduct our Clinical Diagnostics business in Mexico. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Certain tenders in China and India also are including local manufacturing preferences or requirements. Such regulations could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our international operations and regarding global economic and geopolitical conditions above.

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

As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies. The benefits of any acquisition may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions could cause significant diversion of our management’s time and resources. If we acquire new companies, products or technologies, we may be required to assume contingent liabilities or record impairment charges for goodwill and other intangible assets over time. Goodwill and non-amortizable intangible assets are subject to impairment testing, and potential periodic goodwill impairment charges, amortization expenses related to certain intangible assets, and other write-offs could harm our operating results. Impairment tests are highly sensitive to changes in assumptions and minor changes to assumptions could result in impairment losses. If the results forecast in our impairment tests are not achieved, or business trends vary from the assumptions used in forecasts, or external factors change detrimentally, future impairment losses may occur, as they have occurred in the past. We cannot assure you that we will successfully overcome these risks or any other problems we encounter in connection with any acquisitions, and any such acquisitions could adversely affect our business, results of operations and financial condition.

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

As of December 31, 2020, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which has been utilized for domestic standby letters of credit. Our existing credit facility and agreements we may enter in the future, contain or may contain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  Existing covenants place restrictions on our ability to, among other things: incur additional debt; acquire other businesses or assets through merger or purchase; create liens; make investments; enter into transactions with affiliates; sell assets; in the case of some of our subsidiaries, guarantee debt; and declare or pay dividends, redeem stock or make other distributions to stockholders. Our existing credit facility also requires that we comply with certain financial ratios, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.

As noted above, because the Company might be deemed an investment company under the Investment Company Act based on the market value of our position in Sartorius AG, the Company may not be able to access the capital markets or otherwise obtain additional financing until it is determined that the Company is not an investment company. The inability to obtain additional financing may have a negative impact on the Company’s existing business, our ability to grow our business, and our ability to make acquisitions.

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

Risks Related to Being a Public Company

Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Maintaining effective disclosure controls and procedures and internal controls over financial reporting are necessary for us to produce reliable financial statements. Material weaknesses in our internal control over financial reporting have adversely affected us in the past and could affect us in the future, and the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional material weaknesses, result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence and could cause the trading price of our common stock to decline.

General Business Risks

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

The forum selection provision in our bylaws could increase costs to bring a claim, discourage claims or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or other employees.

Our bylaws provide that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action arising pursuant to any provision of the General Corporation Law of the State of Delaware, the Certificate of Incorporation or the Bylaws (in each case, as may be amended from time to time) or (iv) any action asserting a claim against the Company or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware. This choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Company’s bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions.

Application of the choice of forum provision may be limited in some instances by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the choice of forum provision will not apply to actions arising under the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, subject to a limited exception for certain “covered class actions.” There is uncertainty, particularly in light of current litigation, as to whether a court would enforce the choice of forum provision with respect to claims under the Securities Act. Our stockholders will not be deemed, by operation of the Company’s choice of forum provision, to have waived claims arising under the federal securities laws and the rules and regulations thereunder.

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

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Concerning Common Stock

Bio-Rad’s Class A and Class B Common Stock are listed on the New York Stock Exchange with the ticker symbols BIO and BIOb, respectively.

On February 10, 2021, we had 174 holders of record of Class A Common Stock and 99 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock (“Share Repurchase Program”). In July 2020, the Board of Directors authorized increasing the share repurchase program to allow the Company to repurchase up to an additional $200.0 million of stock. During the three months ended December 31, 2020, we did not purchase or otherwise acquire any shares of common stock. As of December 31, 2020, $273.1 million remained under the share repurchase program.

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 400 MidCap Index and a selected peer group, assuming $100 invested on December 31, 2015, and reinvestment of dividends if paid:

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

ITEM 6.  SELECTED FINANCIAL DATA

BIO-RAD LABORATORIES, INC.
Selected Financial Data
(In thousands, except per share data)
	Year Ended December 31,
	2020	2019	2018	2017	2016

Net sales	$2,545,626	$2,311,659	$2,289,415	$2,160,153	$2,068,172
Cost of goods sold	1,107,804	1,054,663	1,066,264	972,450	929,744
Gross profit	1,437,822	1,256,996	1,223,151	1,187,703	1,138,428
Selling, general and administrative expense	800,267	824,625	834,783	806,790	814,697
Research and development expense	226,598	202,710	199,196	250,157	205,708
Impairment losses on goodwill and long-lived assets	—	—	292,513	11,506	62,305
Interest expense	21,861	23,416	23,962	23,014	23,380
Foreign currency exchange losses, net	1,771	2,245	2,861	9,128	4,542
Change in fair market value of equity securities	(4,495,825)	(2,030,987)	(606,230)	—	—
Other income, net	(24,488)	(26,094)	(36,593)	(10,697)	(13,764)
Income before income taxes	4,907,638	2,261,081	512,659	97,805	41,560
(Provision for) benefit from income taxes	(1,101,371)	(502,406)	(147,045)	24,444	(15,560)
Net income	$3,806,267	$1,758,675	$365,614	$122,249	$26,000

Basic earnings per share	$127.86	$58.93	$12.25	$4.12	$0.88
Diluted earnings per share	$126.20	$58.27	$12.10	$4.07	$0.88
Total assets	$12,972,618	$8,008,859	$5,611,068	$4,273,012	$3,850,504
Long-term debt, net of current maturities	$12,258	$13,579	$438,937	$434,581	$434,186

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes which are an integral part of the statements.

Overview.  We are a multinational manufacturer and worldwide distributor of our own life science research and clinical diagnostics products.  Our business is organized into two reportable segments, Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and health care specialists with products needed for clinical diagnostics.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty is the withdrawal of the United Kingdom from the European Union. Approximately 39% of our 2020 consolidated net sales are derived from the United States and approximately 61% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

COVID-19

The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic has impacted and, we expect, will continue to disrupt parts of our business operations, impacting our financial conditions and results of operations in a variety of ways. We saw strong demand for products associated with COVID-19 testing and related research, however, we saw lower demand for many of our products in the rest of our business. For more discussion relating to the impacts of the COVID-19 pandemic, please see "Item 1A, Risk Factors" to this Annual Report.

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

We have insurance coverage for costs resulting from cyberattacks. We did not pay a ransom in connection with this incident.

Acquisitions

On April 1, 2020, (the "Acquisition Date") we acquired all equity interests of Celsee, Inc. ("Celsee") for total consideration of $99.3 million, including the estimated fair value of contingent consideration. The contingent consideration of up to $60.0 million is payable in cash, upon the achievement of certain net revenues for the period beginning on January 1, 2021 and ending on December 31, 2022.

Celsee is a manufacturer of instruments and consumables for the isolation, detection, and analysis of single cells. We believe this acquisition will complement our Life Science product offerings. The acquisition was included in our Life Science segment's results of operations from the Acquisition Date.

Informatics Divestiture

In April 2020, we received $12.2 million for the sale of our Informatics division, which focused on providing and developing comprehensive, high-quality spectral databases and associated software. The division was part of our Other Operations segment. In connection with this sale, we recorded an $11.7 million gain in Other income, net, in the consolidated statements of income for the year ended December 31, 2020.

Restructurings

On February 3, 2021, we initiated a strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in Europe and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from Europe to Asia. The restructuring plan is expected to eliminate a total of approximately 530 positions and the subsequent creation of a total of approximately 325 new positions. We anticipate the restructuring plan will be implemented in phases and is expected to be substantially completed by the end of fiscal year 2022.
We estimate that as a result of this restructuring plan we will incur between approximately $125 million and $130 million in total cost, which we anticipate will consist of: (i) approximately $86 million cash expenditures in the form of one-time termination benefits to the affected employees, including cash severance payments, healthcare benefits, and related transition assistance; (ii) approximately $19 million in capital expenditures associated with the restructuring plan; and (iii) between approximately $20 million and $25 million in one-time transition costs, including employee transition costs, supply chain costs and regulatory costs. We anticipate that we will record approximately $80 million to $90 million of the charges related to this restructuring plan in the first quarter of fiscal year 2021.
The amounts are preliminary estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

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

Accounting for Income Taxes
We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by the changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in our assessment of matters such as the ability to realize deferred tax assets. As a result of these considerations, we must estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax exposure together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income, considering all available evidence such as historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax strategies. When we determine that it is not more likely than not that we will realize all or part of our deferred tax assets, an adjustment is charged to earnings in the period when such determination is made. Likewise, if we later determine that it is more likely than not that all or a part of our deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

We make certain estimates and judgments about the application of tax laws, the expected resolution of uncertain tax positions and other matters surrounding the recognition and measurement of uncertain tax benefits. In the event that uncertain tax positions are resolved for amounts different than our estimates, or the related statutes of limitations expire without the assessment of additional income taxes, we will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on our income tax provision and our results of operations.

Business Acquisitions
Accounting for business acquisitions requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. In a business combination, we allocate the purchase price to the acquired business’ identifiable assets and liabilities at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill.

To date, the assets acquired and liabilities assumed in our business combinations have primarily consisted of acquired working capital and definite-lived intangible assets. The carrying value of acquired working capital approximates its fair value, given the short-term nature of these assets and liabilities. We estimate the fair value of definite-lived intangible assets acquired using a discounted cash flow approach, which includes an analysis of the future cash flows expected to be generated by such assets and the risk associated with achieving such cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible assets, which include revenue, operating expenses and taxes. Our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Goodwill
Goodwill represents the excess of (a) the aggregate of the fair value of consideration transferred in a business combination over (b) the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to annual impairment tests as described below.

We conduct a goodwill impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Significant judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, a trend of negative or declining cash flows, a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, or other relevant entity-specific events such as changes in management, key personnel, strategy or customers, contemplation of bankruptcy, or litigation. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

We first may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test included in U.S. GAAP. To the extent our assessment identifies adverse conditions, or if we elect to bypass the qualitative assessment, goodwill is tested at the reporting unit level using a quantitative impairment test.

For the year ended December 31, 2020, we elected to perform a qualitative assessment and determined that impairment was not more likely than not and no further analysis was required.

Intangible Assets
We acquired intangible assets in connection with certain of our business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on our historical use of similar assets and the expectation of future realization of cash flows attributable to the intangible assets. Changes in circumstances, such as technological advances or changes to our business model, could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful life of an intangible asset should be shortened, we amortize the net book value in excess of the estimated salvage value over its revised remaining useful life. We did not revise our previously assigned useful life estimates attributed to any of our intangible assets during the years ended December 31, 2020, 2019 and 2018.

The estimated useful lives used in computing amortization of intangible assets are as follows:

Customer relationships/lists 4 – 16 years
Know how 14 years
Developed product technology 7 – 20 years
Licenses 12 – 13 years
Tradenames 10 – 15 years
Covenants not to compete 3 – 10 years

Impairment of Long-Lived Assets
We review our long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or an asset group may not be recoverable. Typical indicators that an asset may be impaired include, but are not limited to:
•a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;
•a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; or
•a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated. Recoverability measurement and estimating of undiscounted cash flows for assets to be held and used is done at the lowest possible levels for which there are identifiable cash flows. If such assets are considered impaired, generally the amount of impairment recognized would be equal to the amount by which the carrying amount of the assets exceeds the fair value of the assets, which we would compute using a discounted cash flow approach. Assets to be disposed of are recorded at the lower of the carrying amount or fair value less costs to sell. Estimating future cash flows attributable to our long-lived assets requires significant judgment and projections may vary from cash flows eventually realized. There were no triggering events to cause us to record an impairment charge for the year ended December 31, 2020.

Revenue Recognition
We recognize revenue from operations through the sale of products, services, license of intellectual property and rental of instruments. Revenue from contracts with customers is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally accounted for as distinct performance obligations. Revenue is recognized net of any taxes collected from customers (sales tax, value added tax, etc.), which are subsequently remitted to government authorities.

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

Valuation of Inventories
We value inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated net realizable value of the inventory.  We review inventory quantities on hand and reduce the cost basis of excess and obsolete inventory based primarily on an estimated forecast of product demand, production requirements and the quality, efficacy and potency of raw materials.  This review is done at the end of each fiscal quarter.  In addition, our industry is characterized by technological change, frequent new product development and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand.  Our estimates of future product demand may prove to be inaccurate, and if too high, we may have overstated the carrying value of our inventory. In the future, if inventory is determined to be overvalued, we would be required to write down the value of inventory to market and recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make efforts to ensure the accuracy of our forecasts of future product demand and perform procedures to safeguard overall inventory quality, any significant unanticipated changes in demand, technological developments, regulations, storage conditions, or other economic or environmental factors affecting biological materials, could have a significant impact on the value of our inventory and reported results of operations.

Results of Operations - Sales, Gross Margins and Expenses - Incorporating by Reference the Results of Operations - Sales, Gross Margins and Expenses from our Annual Report on Form 10-K for the fiscal year ended December 31, 2019

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold	43.5	45.6
Gross profit	56.5	54.4
Selling, general and administrative expense	31.4	35.7
Research and development expense	8.9	8.8
Net income	149.5	76.1

Net sales

Net sales (sales) for the year ended December 31, 2020 were $2.55 billion, compared to $2.31 billion for the year ended December 31, 2019, an increase of 10.1%. Excluding the impact of foreign currency, for the year ended December 31, 2020 sales increased by approximately 10.3% compared to the year ended December 31, 2019. Currency neutral sales were led by growth in Asia Pacific and Europe.

The Life Science segment sales for the year ended December 31, 2020 were $1.23 billion, an increase of 39.0% compared to the year ended December 31, 2019.  On a currency neutral basis, sales increased 38.6% compared to the year ended December 31, 2019. The currency neutral sales increase was primarily driven by growth in our Gene Expression, Droplet Digital PCR, and Process Media product lines. All regions reported double digit increases in currency neutral sales. Sales for the year ended December 31, 2020 benefited from product lines used in the diagnosis of COVID-19, the carryover related to the December 2019 cyberattack and a $32 million damages award related to an intellectual property litigation that pertained to sales of infringing products that occurred during fiscal years 2015 to 2018. Sales were impacted negatively in other product lines due to lab closures and reduced capacity resulting from the COVID-19 pandemic.

The Clinical Diagnostics segment sales for the year ended December 31, 2020 were $1.31 billion, a decrease of 7.6% compared to the year ended December 31, 2019. On a currency neutral basis, sales decreased 7.1% compared to the year ended December 31, 2019. All regions reported a currency neutral sales decline. Sales decreased across all product lines, with the exception of quality controls. Sales for the year ended December 31, 2020 benefited from the carryover related to the December 2019 cyberattack but were impacted negatively due to the effect of COVID-19 on our customers’ operations.

Gross margin

Consolidated gross margins were 56.5% for the year ended December 31, 2020 compared to 54.4% for the year ended December 31, 2019. Life Science segment gross margins for the year ended December 31, 2020 increased by approximately 3.1 percentage points compared to the year ended December 31, 2019, primarily due to higher sales, favorable product mix, and lower production costs, partially offset by the $7.4 million cost of sales benefit in the first quarter of 2019 from an escrow release related to an acquisition from 2011 and increased customs duty recognized during the year ended December 31, 2020 relating to products shipped primarily in prior years. Clinical Diagnostics segment gross margins for the year ended December 31, 2020 decreased slightly by approximately 0.1 percentage points compared to the year ended December 31, 2019. The lower sales for the year ended December 31, 2020 were primarily offset by lower service and support activity as a result of COVID-19 and favorable product mix.

Selling, general and administrative expense

Consolidated selling, general and administrative expenses (SG&A) decreased to $800.3 million or 31.4% of sales for the year ended December 31, 2020 compared to $824.6 million or 35.7% of sales for the year ended December 31, 2019.  Decreases in SG&A were primarily related to lower travel costs, marketing and communication expenses of $35 million mostly due to the impact of COVID-19, partially offset by higher employee costs, and third-party professional services costs.

Research and development expense

Research and development (R&D) expense increased to $226.6 million or 8.9% of sales for the year ended December 31, 2020 compared to $202.7 million or 8.8% of sales for the year ended December 31, 2019.  Life Science segment R&D expense increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily driven by increased spending to accelerate innovation in key investment areas as well as expenses related to the newly acquired Celsee business. Clinical Diagnostics segment R&D decreased for the year ended December 31, 2020 from the year ended December 31, 2019 primarily due to lower spending as a result of COVID-19 restrictions and lower headcount related to restructuring programs.

Results of Operations – Non-operating

Interest expense

Interest expense for the years ended December 31, 2020 and 2019 was $21.9 million and $23.4 million, respectively.

Foreign currency exchange gains and losses

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Net foreign currency exchange losses for the years ended December 31, 2020 and 2019 were $1.8 million and $2.2 million, respectively.  The net foreign currency exchange losses were attributable to market volatility, the result of the estimating process inherent in the timing of shipments and payments of intercompany debt, and the cost of hedging. All years are affected by the economic hedging program we employ to hedge our intercompany receivables and payables denominated in foreign currencies.

Change in fair market value of equity securities

Change in fair market value of equity securities were gains of $4.50 billion for the year ended December 31, 2020 compared to $2.03 billion for the year ended December 31, 2019, primarily resulting from the recognition of holding gains on our position in Sartorius AG.

Other income, net

Other income, net includes investment and dividend income, interest income on our cash and cash equivalents, short-term investments and long-term marketable securities.  Other income, net for the year ended December 31, 2020 decreased to $24.5 million compared to $26.1 million for the year ended December 31, 2019. Other income, net decreased primarily due to lower investment income of $6.0 million and lower Sartorius AG dividend income of $6.8 million, partially offset by the gain on the sale of the Informatics division of $11.7 million for the year ended December 31, 2020.

Effective tax rate

Our effective tax rates were 22.4% and 22.2% for the years ended December 31, 2020 and 2019, respectively. The effective tax rates for the years ended December 31, 2020 and 2019 were driven by the unrealized gain in equity securities that is taxed at approximately 22% as well as the geographic mix of earnings and the taxation of our foreign earnings. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes in the geographic mix of earnings, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

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

As of December 31, 2020, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $17.2 million. Substantially all such amounts will impact our effective income tax rate.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020, for the discussion of the comparison of the fiscal year ended December 31, 2019 to the fiscal year ended December 31, 2018, the earliest of the three fiscal years presented in the Consolidated Statements of Operations.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement) that we entered into in April 2019, and to a lesser extent international lines of credit. Borrowings under the Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2020; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital. In December 2020, we paid in full the $425.0 million principal amount of Senior Notes, including accrued interest.

Because the Company might be deemed an investment company under the Investment Company Act based on the market value of our position in Sartorius AG, the Company may not be able to access the capital markets or otherwise obtain additional financing until it is determined that the Company is not an investment company. The inability to obtain additional financing may have a negative impact on the Company's ability to make acquisitions or other non-routine investments.
At December 31, 2020, we had available $991.1 million in cash, cash equivalents and short-term investments, of which approximately 37% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs.

Demand for our products and services could change more dramatically in the short-term than in previous years due to the impacts of the COVID-19 pandemic, as well as due to funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories.  The need for certain sovereign nations with large annual deficits to curtail spending, international trade disputes and increased regulation, could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity.

Cash Flows from Operations

Net cash provided by operations was $575.3 million and $457.9 million for the years ended December 31, 2020 and 2019, respectively.  The net increase between the year ended December 31, 2020 and the year ended December 31, 2019 of $117.4 million was primarily due to higher cash received from customers as a result of the growth in sales for product lines used for COVID-19. These increases were partially offset by higher cash paid to suppliers primarily for supplies associated with COVID-19 products, and cash paid for employee related expenses such as salaries and benefits, and to a lesser extent for employee restructuring programs. The decrease also consisted of higher income taxes paid and lower investment income.

Cash flows from operations during the first quarter have historically had larger payments for royalties, fourth quarter sales commissions to third parties and annual employee bonuses, and we expect this pattern to recur in the first quarter of 2021.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of cash used for acquisitions, capital expenditures and activity related to the purchases, sales and maturities of marketable securities.

Net cash used in investing activities was $60.3 million and $208.9 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $148.6 million was primarily attributable to a $159.5 million increase in net proceeds from maturities, sales and purchases of marketable securities and proceeds from a divestiture of $12.2 million, partially offset by a $17.3 million increase in payments for acquisitions.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash used for purchases of treasury stock, taxes paid on the vesting of restricted stock units and proceeds from the issuance of common stock for share-based compensation.

Net cash used in financing activities was $523.0 million compared to $22.8 million for the years ended December 31, 2020 and 2019, respectively. This increase was primarily attributable to the repayment of the $425 million principal amount of Senior Notes, and $72.0 million to purchase treasury stock.

Treasury Shares

During the year ended December 31, 2020, 117,423 shares of Class A treasury stock with an aggregate total cost of $38.5 million were reissued to fulfill grants to employees under our restricted stock program. Upon reissuing the Class A treasury stock, a loss of $9.0 million was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings, while $29.5 million reduced Additional paid-in capital.

During the year ended December 31, 2019, 117,993 shares of Class A treasury stock with an aggregate total cost of $33.2 million were reissued to fulfill grants to employees under our restricted stock program. Upon reissuing the Class A treasury stock, a loss of $8.4 million was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings, while $24.9 million reduced Additional paid-in capital.

The re-issuance of the treasury stock for the years ended December 31, 2020 and 2019 did not require cash payments or receipts and therefore did not affect liquidity.

During the year ended December 31, 2020, we repurchased 291,941 shares of Class A common stock for $100.0 million under our repurchase program, compared to the repurchase of 88,486 shares of our common stock for $28.0 million during the year ended December 31, 2019. We designated these repurchased shares as treasury stock.

During the year ended December 31, 2019, 19,755 shares of Class A treasury stock with an aggregate total cost of $5.4 million were reissued to fulfill our Employee Stock Purchase Plan purchases. A loss of $1.6 million was incurred upon reissuing the Class A treasury stock as they were reissued at a lower price than their average cost, which reduced Retained earnings and resulted in net proceeds of $3.8 million.

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock (“Share Repurchase Program”). In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow the Company to repurchase up to an additional $200.0 million of stock. As of December 31, 2020, $273.1 million remained under the Share Repurchase Program.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Contractual Obligations
The following summarizes certain of our contractual obligations as of December 31, 2020 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$14.1	$1.8	$2.2	$0.8	$9.3
Interest payments (1)	$8.6	$0.9	$1.5	$1.4	$4.8
Operating lease obligations (2)	$252.9	$43.6	$68.3	$50.4	$90.6
Purchase obligations (3)	$16.6	$14.1	$2.3	$0.2	$—
Long-term liabilities (4)	$134.0	$2.7	$19.3	$9.4	$102.6

(1) These amounts represent expected cash payments, primarily from finance lease obligations, which are included in our December 31, 2020 consolidated balance sheet. See Note 5 of the consolidated financial statements for additional information about our debt.

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

(4) These amounts primarily represent recognized long-term obligations for other post-employment benefits mostly due in more than 5 years, and long-term deferred revenue. Excluded from this table are tax liabilities for uncertain tax positions and contingencies in the amount of $65.5 million. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above. See Note 6 of the consolidated financial statements for additional information about our income taxes.

Recent Accounting Pronouncements Adopted and to be Adopted

See Note 1 to the consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates.  All other variables were held constant.  Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates.  A decline of 10% on quoted foreign exchange rates would result in an approximate net-present-value loss of $18 million on our derivative position as of December 31, 2020.  This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates.  Due to the relatively small amount of short-term variable rate debt instruments we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%.  Our holdings of long-term debt instruments consist primarily of fixed-rate instruments and are thus insulated from interest rate changes.  As of December 31, 2020, the overall interest rate risk associated with our debt instruments was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Reports of Independent Registered Public Accounting Firm	40-42
Consolidated Balance Sheets at December 31, 2020 and 2019	43-44
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2020	45
Consolidated Statements of Comprehensive Income for each of the three years in the period
December 31, 2020	46
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2020	47
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years
in the period ended December 31, 2020	48
Notes to Consolidated Financial Statements	49-90

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio-Rad Laboratories, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Assessment of Lease Term for Reagent Rental Arrangements

As discussed in Note 1 to the consolidated financial statements, the Company earns revenue from reagent rental agreements with its customers. Each agreement generally includes lease elements subject to the lease accounting standards and non-lease elements subject to the revenue accounting standards. The classification of the lease component as an operating or sales-type lease can impact the timing of revenue recognition and cost attributable to the underlying lease elements. While most reagent rental arrangements contain an option for a lessee to extend and the option for the lessee to cancel or both, the period in which the contract is enforceable is generally short, and the lease term has been determined to generally be the noncancelable period. The revenue allocated to the reagent rental lease elements was approximately 3% of total revenue for the year ended December 31, 2020 and it is included as part of Net Sales in the Consolidated Statement of Income.
We identified the assessment of the lease term for reagent rental agreements, including the impact from any associated contractual termination penalties, as a critical audit matter. The Company’s determination of lease classification as operating or sales-type lease is primarily dependent on the initial determination of the lease term. The Company’s process is based on the manual examination of a high volume of agreements that are negotiated individually across the world with diverse terms. Testing the determination of the lease term, including consideration of contractual termination penalties, required a high degree of auditor judgment to design and execute the audit procedures.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s lease classification process. This included controls related to the Company’s process for determining the lease term including consideration of contractual termination penalties. We assessed the Company’s policy for determining that the lease term of its reagent rental arrangements was in accordance with U.S generally accepted accounting principles. Additionally, for a selection of reagent rental agreements, we read the underlying contract, and compared relevant terms within the contract to the Company’s determination of lease term analysis and evaluated management’s judgment on the determination of the length of the lease term. We evaluated the sufficiency of the evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company's auditor since 2013.

Santa Clara, California
February 12, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio‑Rad Laboratories, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Bio-Rad Laboratories, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, (collectively, the consolidated financial statements), and our report dated February 12, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Santa Clara, California
February 12, 2021

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$662,205	$660,672
Short-term investments	328,913	453,973
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $19,807 and $20,205 as of December 31, 2020 and 2019, respectively	419,424	392,672

Inventories:
Raw materials	126,911	109,570
Work in process	151,931	146,131
Finished goods	343,411	298,306
Total inventories	622,253	554,007

Prepaid expenses	90,621	102,331
Other current assets	10,859	10,940
Total current assets	2,139,835	2,180,155

Property, plant and equipment:
Land and improvements	25,739	25,215
Buildings and leasehold improvements	363,048	341,598
Equipment	1,063,974	1,015,359
Total property, plant and equipment	1,452,761	1,382,172
Less: accumulated depreciation and amortization	(961,390)	(882,833)
Property, plant and equipment, net	491,371	499,339

Operating lease right-of-use assets	202,136	201,868
Goodwill, net	291,916	264,131
Purchased intangibles, net	199,497	145,525
Other investments	9,561,140	4,638,205
Other assets	86,723	79,636
Total assets	$12,972,618	$8,008,859

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	December 31,
	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,451	$107,014
Accrued payroll and employee benefits	222,875	180,084
Current maturities of long-term debt	1,798	426,172
Income taxes payable	23,282	8,763
Other taxes payable	34,053	27,522
Current operating lease liabilities	36,507	35,365
Deferred revenue	42,468	33,735
Other current liabilities	131,102	86,840
Total current liabilities	631,536	905,495

Long-term debt, net of current maturities	12,258	13,579
Deferred income taxes	2,076,785	997,787
Operating lease liabilities	175,128	176,018
Other long-term liabilities	196,971	160,923
Total liabilities	3,092,678	2,253,802

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 25,072,619 and 24,966,035 at 2020 and 2019, respectively; shares outstanding - 24,767,870 and 24,835,804 at 2020 and 2019, respectively	2	2
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued and outstanding - 5,076,186 and 5,089,532 at 2020 and 2019, respectively	1	1
Additional paid-in capital	429,376	410,020
Class A treasury stock at cost, 304,749 shares at 2020 and 130,231 shares at 2019	(99,907)	(38,397)
Retained earnings	9,268,012	5,470,779
Accumulated other comprehensive income (loss)	282,456	(87,348)
Total stockholders’ equity	9,879,940	5,755,057
Total liabilities and stockholders’ equity	$12,972,618	$8,008,859

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018

Net sales	$2,545,626	$2,311,659	$2,289,415
Cost of goods sold	1,107,804	1,054,663	1,066,264
Gross profit	1,437,822	1,256,996	1,223,151
Selling, general and administrative expense	800,267	824,625	834,783
Research and development expense	226,598	202,710	199,196
Impairment losses on goodwill and long-lived assets	—	—	292,513
Income (loss) from operations	410,957	229,661	(103,341)
Interest expense	21,861	23,416	23,962
Foreign currency exchange losses, net	1,771	2,245	2,861
Change in fair market value of equity securities	(4,495,825)	(2,030,987)	(606,230)
Other income, net	(24,488)	(26,094)	(36,593)
Income before income taxes	4,907,638	2,261,081	512,659
Provision for income taxes	(1,101,371)	(502,406)	(147,045)
Net income	$3,806,267	$1,758,675	$365,614

Basic earnings per share:
Net income per basic share	$127.86	$58.93	$12.25
Weighted average common shares - basic	29,768	29,843	29,836

Diluted earnings per share:
Net income per diluted share	$126.20	$58.27	$12.10
Weighted average common shares - diluted	30,160	30,184	30,228

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$3,806,267	$1,758,675	$365,614
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	371,057	(36,953)	(112,857)
Foreign other post-employment benefits adjustments	(3,806)	(7,363)	7,549
Net unrealized holding gains (losses) on available-for-sale (AFS) investments	2,553	3,926	(1,187)
Other comprehensive income (loss), net of tax	369,804	(40,390)	(106,495)
Comprehensive income	$4,176,071	$1,718,285	$259,119

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Cash received from customers	$2,531,135	$2,311,925	$2,326,310
Cash paid to suppliers and employees	(1,886,988)	(1,818,575)	(1,989,685)
Interest paid, net	(21,639)	(22,330)	(22,703)
Income tax payments, net	(65,244)	(45,081)	(62,414)
Investment proceeds and miscellaneous receipts, net	21,488	31,673	26,383
(Payments for) proceeds from forward foreign exchange contracts, net	(3,424)	285	7,603
Net cash provided by operating activities	575,328	457,897	285,494
Cash flows from investing activities:
Capital expenditures	(98,920)	(98,532)	(129,825)
Proceeds from dispositions of property, plant and equipment	70	129	4,315
Proceeds from divestiture of a division	12,240	—	6,964
(Payments for) proceeds from acquisitions, net of cash received	(96,655)	(79,386)	266
Recovery of (payments for) purchases of intangible assets	3,414	8,818	(3)
Payments for purchases of marketable securities and investments	(248,457)	(371,450)	(371,019)
Proceeds from sales of marketable securities and investments	89,734	104,632	77,029
Proceeds from maturities of marketable securities and investments	278,324	226,900	225,295
Net cash used in investing activities	(60,250)	(208,889)	(186,978)
Cash flows from financing activities:
Payments on long-term borrowings	(426,938)	(643)	(2,961)
Payments for credit agreement renewal fees	—	(486)	—
Proceeds from issuances of common stock for share-based compensation	20,198	13,113	14,133
Tax payments from net share settlement	(12,930)	(8,096)	(8,862)
Proceeds from reissuances of treasury stock for shared-based compensation, net	—	3,831	—
Payments for purchases of treasury stock	(100,004)	(28,000)	(48,912)
Payments of contingent consideration	(3,367)	(2,477)	(2,078)
Net cash used in financing activities	(523,041)	(22,758)	(48,680)
Effect of foreign exchange rate changes on cash	12,427	2,237	(655)
Net increase in cash, cash equivalents and restricted cash	4,464	228,487	49,181
Cash, cash equivalents and restricted cash at beginning of year	662,651	434,164	384,983
Cash, cash equivalents and restricted cash at end of year	$667,115	$662,651	$434,164

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$662,205	$660,672	$431,526
Restricted cash included in Other current assets	3,994	93	111
Restricted cash included in Other assets	916	1,886	2,527
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$667,115	$662,651	$434,164

These restricted cash items are primarily related to performance guarantees and other restricted deposits.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at December 31, 2017	$3	$361,231	$(217)	$1,830,439	$738,794	$2,930,250
Effect of adoption of ASU 2016-01 and ASU 2018-03*	—	—	—	1,543,747	(679,257)	864,490
Effect of adoption of ASU 2016-16**	—	—	—	(17,591)	—	(17,591)
Effect of adoption of ASC 606***	—	—	—	(136)	—	(136)
Net income	—	—	—	365,614	—	365,614
Other comprehensive loss, net of tax	—	—	—	—	(106,495)	(106,495)
Issuance of common stock	—	5,271	—	—	—	5,271
Stock compensation expense	—	27,840	—	—	—	27,840
Purchase of treasury stock	—	—	(48,912)	—	—	(48,912)
Balance at December 31, 2018	3	394,342	(49,129)	3,722,073	(46,958)	4,020,331
Net income	—	—	—	1,758,675	—	1,758,675
Other comprehensive loss, net of tax	—	—	—	—	(40,390)	(40,390)
Issuance of common stock	—	5,017	—	—	—	5,017
Stock compensation expense	—	35,593	—	—	—	35,593
Purchase of treasury stock	—	—	(28,000)	—	—	(28,000)
Reissuance of treasury stock	—	(24,932)	38,732	(9,969)	—	3,831
Balance at December 31, 2019	3	410,020	(38,397)	5,470,779	(87,348)	5,755,057
Net income	—	—	—	3,806,267	—	3,806,267
Other comprehensive income, net of tax	—	—	—	—	369,804	369,804
Issuance of common stock	—	7,268	—	—	—	7,268
Stock compensation expense	—	41,556	—	—	—	41,556
Purchase of treasury stock	—	—	(100,004)	—	—	(100,004)
Reissuance of treasury stock	—	(29,468)	38,494	(9,034)	—	(8)
Balance at December 31, 2020	$3	$429,376	$(99,907)	$9,268,012	$282,456	$9,879,940

* ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities," as disclosed in our December 31, 2018 Form 10-K
** ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," as disclosed in our December 31, 2018 Form 10-K
*** See Note 1, "Significant Accounting Policies" under "Revenue Recognition."

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

Short-term Restricted Investments

Short-term restricted investments of $5.6 million at both December 31, 2020 and 2019 represent a money market fund that is provided as collateral to secure worker's compensation and general liability insurance.

Available-for-Sale Investments

Available-for-sale investments consist of corporate obligations, municipal securities, asset backed securities and U.S. government sponsored agencies. Management classifies investments at the time of purchase and reevaluates such classification at each balance sheet date. Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data. Unrealized gains and losses are reported as a component of other comprehensive income, net of any related tax effect. On January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13 described below under "Recent Accounting Pronouncements Adopted." In accordance with the adopted guidance, we replaced the incurred loss approach with an expected loss model for instruments measured at amortized cost and we record allowances for available-for-sale debt securities rather than to reduce the carrying amount for other-than-temporary impairment as was followed under the other-than-temporary impairment model prior to January 1, 2020. Realized gains and losses and other-than-temporary impairments on investments are included in Other income and expense, net (see Note 10).

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

Credit risk for trade accounts receivable is generally limited due to the large number of customers and their dispersion across many geographic areas. We manage our accounts receivable credit risk through ongoing credit evaluation of our customers' financial conditions. We generally do not require collateral from our customers.

Accounts Receivable and Allowance for Doubtful Accounts

We record trade accounts receivable at the net invoice value and such receivables are non-interest bearing. We consider receivables past due based on the contractual payment terms. On January 1, 2020 we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" as described below and review our exposure to accounts receivable and reserve for amounts if collectability is no longer reasonably assured based on an assessment of various factors including historical loss rates and expectations of forward-looking loss estimates. Prior to January 1, 2020, the allowance for doubtful accounts was determined by analyzing known uncollectible accounts, aged receivables, economic conditions in the customers' country or industry, historical losses and our customers' credit-worthiness. Amounts later determined and specifically identified to be uncollectible are charged or written off against this allowance.

Any adjustments made to our historical loss experience reflect current differences in asset-specific risk characteristics, including, for example, accounts receivable by customer type (public or government entity versus private entity) and by geographic location of the customer.

Changes in our allowance for doubtful accounts were as follows (in millions):

December 31,	2020	2019	2018
Beginning balance	$20.2	$26.7	$25.5
Provision for expected credit losses (2020), bad debt (reversal) expense (2019 and 2018)	1.2	(1.2)	3.9
Write-offs charged against the allowance	(1.6)	(6.6)	(2.7)
Recoveries collected	—	1.3	—
Ending balance	$19.8	$20.2	$26.7

Inventory

Inventories are valued at the lower of cost and net realizable value and include material, labor and overhead costs. Cost is determined using standard costs, which approximate actual costs, and are relieved from inventory on a first-in, first-out or average cost basis. We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle (1 – 3 years depending on our product line) is classified as long-term on our consolidated balance sheets. The long-term inventory was immaterial as of December 31, 2020 and 2019.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization.  Additions and improvements are capitalized, and maintenance and repairs are expensed as incurred. Included in property, plant and equipment are buildings and equipment acquired under capital lease arrangements, reagent rental equipment and capitalized software, including costs for software developed or obtained for internal use.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.  The estimated useful lives of property, plant and equipment are generally as follows: buildings, 10-50 years; leasehold improvements, the life of the improvements or the term of the lease, whichever is shorter; reagent rental equipment, 1-5 years; and equipment, 3-12 years.

When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are relieved from the accounts and the net gain or loss is included in operating expenses.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Operating lease liabilities in our Consolidated Balance Sheets. Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities in our Consolidated Balance Sheets.

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

Intangible Assets
Our intangible assets principally include goodwill, acquired technology / know how, license, tradenames and customer relationships. Intangible assets with finite lives, which include acquired technology / know how, tradenames, licenses and customer relationships, are carried at cost and amortized using the straight-line method over their useful lives ranging from 3 to 20 years. Intangible assets with indefinite lives, which include only goodwill, are recorded at cost and evaluated at least annually for impairment.

Impairment of Long-Lived Assets
We review long-lived assets, such as property, plant and equipment, and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of property, plant and equipment, and other finite-lived intangible asset is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to its fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable.

For the year ended December 31, 2018, we impaired some finite-lived intangible assets in the amount of $10.5 million that were included in our Life Science segment's results of operations. There were no impairments of finite-lived intangible assets for the years ended December 31, 2020 and 2019.

Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We conduct a goodwill impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Significant judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

In reviewing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. For the year ended December 31, 2020, we elected to perform a qualitative assessment and determined that an impairment was not more likely than not and no further analysis was required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether we choose to perform the qualitative assessment or proceed directly to the quantitative impairment test.

For the year ended December 31, 2018, we impaired goodwill in the amount of $282.0 million, which was included in our Clinical Diagnostics and our Life Science segments' results of operations in the amounts of $276.1 million and $5.9 million, respectively. There was no impairment of goodwill for the years ended December 31, 2020 and 2019.

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

Revenue Recognition

We recognize revenue from operations through the sale of products, services, license of intellectual property and rental of instruments. Revenue from contracts with customers is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally accounted for as distinct performance obligations. Revenue is recognized net of any taxes collected from customers (sales tax, value added tax, etc.), which are subsequently remitted to government authorities.

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

In the fourth quarter of fiscal year 2020, we received $35.3 million in court awarded damages related to an intellectual property litigation for sales of products infringing on our patents during 2015 to 2018. Of the total amount, we recognized $32.3 million as revenue upon receipt of the damages based on the estimated stand-alone royalty rate associated with the infringed patents.

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

Upon our adoption of ASC 842 in 2019, the maintenance services, along with the reagents, are now allocated to the non-lease elements and will be recognized as income in accordance with ASC 606. This change is in accordance with the requirements of ASC 842, and has resulted in a decrease in the amount of rental income and a corresponding increase in the amount of maintenance service revenue that is included in Net sales in our consolidated statements of income. Generally, the terms of the arrangements result in the transfer of control for reagents upon either (i) when the consumables are delivered or (ii) when the consumables are consumed by the customer.

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

Revenue allocated to the lease elements of these reagent rental arrangements represented approximately 3% of total revenue at both December 31, 2020 and 2019, respectively, and 5% at December 31, 2018, and are included as part of the Net sales in our consolidated statements of income.
Contract costs:
As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our consolidated statements of income.
Disaggregation of Revenue:
The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 14).
Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements. The deferred revenue balance at December 31, 2020 and December 31, 2019 was $60.0 million and $45.8 million, respectively. The short-term deferred revenue balance at December 31, 2020 and December 31, 2019 was $42.5 million and $33.7 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year.  We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our consolidated statements of income.

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the Consolidated Balance Sheets. Change in our warranty liability were as follows (in millions):

	2020	2019	2018
January 1	$9.0	$10.1	$18.7
Provision for warranty	9.4	9.9	25.5
Actual warranty costs	(8.6)	(11.0)	(34.1)
December 31	$9.8	$9.0	$10.1

Shipping and Handling

We classify all freight costs billed to customers as Net sales.  Related freight costs are recognized upon transfer of control of the promised products to customers as a fulfillment cost and included in Cost of goods sold.

Research and Development

All research and development costs are expensed as incurred. Types of expense incurred in research and development include materials and supplies, employee compensation, consulting and third-party services, depreciation, facility costs and information technology.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Basic weighted average shares outstanding	29,768	29,843	29,836
Effect of potentially dilutive stock options
and restricted stock awards	392	341	392
Diluted weighted average common shares	30,160	30,184	30,228
Anti-dilutive stock options and restricted stock awards
excluded from the computation of diluted EPS	44	98	84

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

Equity Investments

Investments in publicly traded companies in which we do not have the ability to exercise significant influence are reported at fair value, with unrealized gains and losses reported as a component of change in fair market value of equity securities in our consolidated statements of income. Companies in which we do not have a controlling financial interest, but over which we have significant influence, are accounted for using the equity method. Our share of the after-tax earnings of equity method investees is included in other income, net in our consolidated statements of income. Investments in privately held companies in which we do not have the ability to exercise significant influence are accounted for using the cost method with adjustments for observable changes in price or impairments (see Note 3).

Recent Accounting Pronouncements Adopted

In March 2020, the FASB issued ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)."  The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The ASU is effective as of March 12, 2020 through December 31, 2022.  We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.  The ASU is currently not expected to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements," which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. We adopted this standard effective January 1, 2020, which did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." ASU 2018-14 eliminates and adds certain disclosures for defined benefit plans. ASU 2018-14 was effective for fiscal years ending after December 15, 2020. We adopted the standard using a retrospective approach, which did not have a material impact to our disclosures for defined benefit plans.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." ASU 2016-13 replaces the incurred loss approach with an expected loss model for instruments measured at amortized cost and requires entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount as done under the former other-than-temporary impairment model. We adopted ASU 2016-13 as of January 1, 2020 using the cumulative effect transition method. We have evaluated our impacted instruments for credit quality indicators, and have determined that there is no cumulative effect transition adjustment to retained earnings as of our adoption date. ASU 2016-13 had an insignificant impact to our consolidated financial statements for 2020. See also Note 3, Fair Value Measurements, and the section above under the caption “Accounts Receivable and Allowance for Doubtful Accounts.”

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

Recent Accounting Pronouncements to be Adopted

In January 2020, the FASB issued ASU 2020-01, "Clarifying the Interactions between Topic 321 Investments—Equity Securities, Topic 323 Investments—Equity Method and Joint Ventures, and Topic 815 Derivatives and Hedging." ASU 2020-01 clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU 2020-01 was effective for fiscal years beginning after December 15, 2020. We do not expect ASU 2020-01 to have a material impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes," which eliminates certain exceptions within ASC 740, Income Taxes, and clarifies other aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 was effective for fiscal years beginning after December 15, 2020, with any adjustments reflected as of January 1, 2021. The adoption of ASU 2019-12 is not expected to have a material impact on the consolidated financial statements.

2.    ACQUISITIONS AND DIVESTITURES

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

Intangible assets acquired as a result of the Celsee acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible assets. Amortization of acquired developed technology of $2.8 million for the year ended December 31, 2020 is included in Cost of goods sold in the consolidated statements of income. Amortization of the acquired customer relationships of $0.7 million and covenants not to compete of $0.4 million for the year ended December 31, 2020 are included in Selling, general and administrative expense in the consolidated statements of income.

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

We included Celsee's fair value of assets acquired and liabilities assumed in our consolidated balance sheets beginning on the Acquisition Date. The results of operations for Celsee subsequent to the Acquisition Date have been included in, but are immaterial to, our consolidated statements of income for the year ended. Pro forma results of operations for the Celsee acquisition have not been presented because they are not material to the condensed consolidated statements of income.

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

The final allocation of the payments was $3.4 million to customer relationships; a definite-lived intangible, $0.2 million to deferred tax asset, $0.8 million to deferred tax liability related to the purchased intangible and $1.4 million to acquired net assets. The final allocation of payments was unchanged from our preliminary allocation for the period ended December 31, 2019.

Exact Diagnostics, LLC Acquisition:

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

U.S. private company Acquisition:

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

The final allocation of the payments was $15.6 million to goodwill that included workforce and time-to-market advantage, $5.5 million to definite-lived intangibles, $0.2 million to in-process research and development, an indefinite-lived intangible asset, and a deferred tax liability of $1.3 million related to the purchased intangibles. During the year ended December 31, 2020, goodwill was decreased by $2.0 million due to the release from an escrow account setup during our acquisition, which should have been classified as a prepaid asset in its opening balance sheet as of acquisition date.

We believe that the acquisition will expand our reagents suite of offerings in our Life Science operations.

DIVESTITURE

Informatics Divestiture:

In April 2020, we received $12.2 million for the sale of our Informatics division, which focused on providing and developing comprehensive, high-quality spectral databases and associated software. The division was part of our Other Operations segment. In connection with this sale, we recorded an $11.7 million gain in Other income, net, in the consolidated statements of income for the year ended December 31, 2020.

3. FAIR VALUE MEASUREMENTS AND INVESTMENTS

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2020 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$41.7	$—	$41.7
Time deposits	17.6	10.0	—	27.6
Asset-backed securities	—	0.9	—	0.9
U.S. government sponsored agencies	—	2.5	—	2.5
Money market funds	60.1	—	—	60.1
Total cash equivalents (a)	77.7	55.1	—	132.8
Restricted investments (b)	6.7	—	—	6.7
Equity Securities (c)	9,582.4	—	—	9,582.4
Available-for-sale investments:
Corporate debt securities	—	133.2	—	133.2
U.S. government sponsored agencies	—	76.9	—	76.9
Foreign government obligations	—	4.0	—	4.0
Other foreign obligations	—	2.1	—	2.1
Municipal obligations	—	15.2	—	15.2
Asset-backed securities	—	36.2	—	36.2
Total available-for-sale investments (d)	—	267.6	—	267.6
Forward foreign exchange contracts (e)	—	1.0	—	1.0
Total financial assets carried at fair value	$9,666.8	$323.7	$—	$9,990.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (f)	$—	$1.0	$—	$1.0
Contingent consideration (g)	—	—	0.7	0.7
Total financial liabilities carried at fair value	$—	$1.0	$0.7	$1.7

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2019 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$42.9	$—	$42.9
Time deposits	31.2	10.0	—	41.2
Asset-backed securities	—	0.1	—	0.1
Money market funds	69.9	—	—	69.9
Total cash equivalents (a)	101.1	53.0	—	154.1
Restricted investments (b)	5.6	—	—	5.6
Equity securities (c)	4,664.4	—	—	4,664.4
Available-for-sale investments:
Corporate debt securities	—	204.5	—	204.5
U.S. government sponsored agencies	—	106.1	—	106.1
Foreign government obligations	—	4.7	—	4.7
Other foreign obligations	—	3.1	—	3.1
Municipal obligations	—	11.6	—	11.6
Asset-backed securities	—	72.9	—	72.9
Total available-for-sale investments (d)	—	402.9	—	402.9
Forward foreign exchange contracts (e)	—	0.9	—	0.9
Total financial assets carried at fair value	$4,771.1	$456.8	$—	$5,227.9

Financial liabilities carried at fair value:
Forward foreign exchange contracts (f)	$—	$1.0	$—	$1.0
Contingent consideration (g)	—	—	4.9	4.9
Total financial liabilities carried at fair value	$—	$1.0	$4.9	$5.9

(a) Cash equivalents are included in Cash and cash equivalents in the consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2020	December 31, 2019
Restricted investments	$5.6	$5.6
Other investments	1.1	—
Total	$6.7	$5.6

(c) Equity securities are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2020	December 31, 2019
Short-term investments	$61.4	$51.0
Other investments	9,521.0	4,613.4
Total	$9,582.4	$4,664.4

The change in fair market value on our equity securities for the year ended December 31, 2020 was $4,495.8 million gain, which was primarily due to our investment in Sartorius AG and is recorded in our consolidated statements of income.

As of December 31, 2020, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We did not purchase any incremental shares for the years ended December 31, 2020 and 2019. We own approximately 37% of the ordinary outstanding voting shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of December 31, 2020. The Sartorius family trust and Sartorius family members hold a controlling interest of the outstanding voting shares. We do not have any representative or designee on Sartorius' board of directors, nor do we have the ability to exercise significant influence over the operating and financial policies of Sartorius.

(d) Available-for-sale investments are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2020	December 31, 2019

Short-term investments	$267.5	$402.8
Other investments	0.1	0.1
Total	$267.6	$402.9

(e) Forward foreign exchange contracts in an asset position are included in other current assets in the consolidated balance sheets.

(f) Forward foreign exchange contracts in a liability position are included in other current liabilities in the consolidated balance sheets.

(g) Contingent consideration liabilities are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2020	December 31, 2019

Other current liabilities	$0.6	$3.3
Other long-term liabilities	0.1	1.6
Total	$0.7	$4.9

During the first quarter of 2016, we recognized a contingent consideration liability upon our acquisition of a high performance analytical flow cytometer platform from Propel Labs. At the acquisition date, the amount of contingent consideration was determined based on a probability-weighted income approach related to the achievement of sales milestones, ranging from 39% to 20% for the calendar years 2017 through 2020. The sales milestones could potentially range from $0 to an unlimited amount. We paid $3.3 million of sales milestone payments per the purchase agreement in 2020. All sales milestones have been fulfilled and the contingent consideration liability was accrued at its estimated fair value of $0 as of December 31, 2020.

During the fourth quarter of 2019, we recognized a contingent consideration liability for earn-out targets related to our acquisition of a foreign distributor. The first earn-out payment of $0.7 million was paid by the acquisition date and the remaining payment is currently due and is anticipated to be paid in the first half of 2021. The maximum earn-out payment due is $1.4 million. The contingent consideration was accrued at its estimated fair value of $0.6 million as of December 31, 2020.

During the second quarter of 2020, we recognized a contingent consideration liability upon our acquisition of Celsee, Inc. which represents the future potential earn-out payments of up to $60.0 million payable in cash upon the achievement of certain net revenues for the period beginning on January 1, 2021 and ending on December 31, 2022. The fair value of the earn-out as of the Acquisition Date was approximately $0.1 million which was determined by using a Black-Scholes-Merton option-pricing valuation model that includes significant assumptions and unobservable inputs such as the projected revenues of Celsee over the earn-out period and the probability of the earn-out threshold being met. The fair value of the contingent consideration is remeasured at each reporting period based on the assumptions and inputs on the date of remeasurement. The fair value of the earn-out was approximately $0.1 million as of December 31, 2020.

The following table provides a reconciliation of the Level 3 contingent consideration liabilities measured at estimated fair value (in millions):

December 31, 2019	$4.9
Analytical flow cytometer platform:
Payment of sales milestone	(3.3)
Net decrease in estimated fair value of contingent consideration included in Selling, general and administrative expense	(1.0)

Foreign distributor earn-outs:
Change in estimated fair value of contingent consideration included in Selling, general and administrative expense	—

Celsee, Inc.:
Fair value of contingent consideration	0.1
December 31, 2020	$0.7

To estimate the fair value of Level 2 debt securities as of December 31, 2020 and 2019, our primary pricing provider used Reuters as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Reuters does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$130.5	$2.7	$—	—	$133.2
Municipal obligations	15.0	0.2	—	—	15.2
Asset-backed securities	35.8	0.3	—	—	36.1
U.S. government sponsored agencies	74.7	2.2	—	—	76.9
Foreign government obligations	4.0	—	—	—	4.0
Other foreign obligations	2.1	—	—	—	2.1
	262.1	5.4	—	—	267.5
Long-term investments:
Asset-backed securities	0.1	—	—	—	0.1
	0.1	—	—	—	0.1
Total	$262.2	$5.4	$—	$—	$267.6

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2020 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$130.9	$131.5
Mature in one to five years	88.1	90.5
Mature in more than five years	43.2	45.6
Total	$262.2	$267.6

Available-for-sale investments consist of the following (in millions):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$203.2	$1.4	$(0.1)	$204.5
Municipal obligations	11.5	0.1	—	11.6
Asset-backed securities	72.7	0.2	(0.1)	72.8
U.S. government sponsored agencies	105.6	0.7	(0.2)	106.1
Foreign government obligations	4.7	—	—	4.7
Other foreign obligations	3.1	—	—	3.1
	400.8	2.4	(0.4)	402.8
Long-term investments:
Asset-backed securities	0.1	—	—	0.1
	0.1	—	—	0.1
Total	$400.9	$2.4	$(0.4)	$402.9

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

There were no significant unrealized losses as of December 31, 2020 in either the less than or greater than 12 month categories.

Gross unrealized losses and associated fair value (in millions) as of December 31, 2019 were:

	December 31, 2019
	Less than 12 months		Greater than 12 months		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$46.5	$0.1	$2.1	$—	$48.6	$0.1
Asset-backed securities	17.9	—	7.0	0.1	24.9	0.1
U.S. government sponsored agencies	27.5	0.2	10.8	—	38.3	0.2
Total	$91.9	$0.3	$19.9	$0.1	$111.8	$0.4

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

At December 31, 2020, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of December 31, 2020.
Included in other current assets are $1.4 million and $2.0 million of interest receivable as of December 31, 2020 and December 31, 2019, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the year ended December 31, 2020, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2020 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in foreign exchange losses, net in the consolidated statements of income.

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2020
Contracts maturing in January through March 2021 to sell foreign currency:
Notional value	$125.3
Unrealized loss	$(0.4)
Contracts maturing in January through March 2021 to purchase foreign currency:
Notional value	$301.6
Unrealized gain	$0.4

In December 2020, our 4.875% Senior Notes matured and were paid in full. See Note 5. The estimated fair value of our current maturities of long-term debt, excluding leases, as of December 31, 2019 that was not recognized at fair value in the consolidated balance sheets had an estimated fair value based on quoted market prices for the same or similar issues.

The estimated fair value of our long-term debt and the level of the fair value hierarchy within which the fair value measurement is categorized are as follows (in millions):

	December 31, 2020			December 31, 2019
	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy Level
Total current maturities long-term debt, excluding leases	$—	$—	N/A	$424.4	$435.5	2

Included in other investments in the consolidated balance sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying value of these investments was $0.5 million and $0.3 million as of December 31, 2020 and December 31, 2019, respectively.

Also included in other investments in the consolidated balance sheet are our equity method investments, for which our share of the equity method investees earnings is included in other income, net in our consolidated statements of income. The carrying value of these investments was $38.4 million and $24.3 million as of December 31, 2020 and December 31, 2019, respectively.

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2020			2019
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$250.1	$349.2	$599.3	$234.5	$320.5	$555.0
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	208.3	55.8	264.1	192.7	27.1	219.8

Acquisitions (see Note 2)	29.8	—	29.8	15.6	28.7	44.3
Other adjustments (see Note 2)	(2.0)	—	(2.0)	—	—	—
Period increase, net	27.8	—	27.8	15.6	28.7	44.3

Balances as of December 31:
Goodwill	277.9	349.2	627.1	250.1	349.2	599.3
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	$236.1	$55.8	$291.9	$208.3	$55.8	$264.1

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	December 31, 2020
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.51	$116.6	$(87.2)	$29.4
Know how	4.75	196.6	(175.4)	21.2
Developed product technology	14.00	218.1	(107.1)	111.0
Licenses	7.73	65.6	(37.4)	28.2
Tradenames	7.82	6.6	(4.2)	2.4
Covenants not to compete	3.87	4.5	(2.0)	2.5
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		608.1	(413.4)	194.7
In-process research and development		4.8	—	4.8
Total purchased intangible assets		$612.9	$(413.4)	$199.5

	December 31, 2019
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	6.36	$107.2	$(74.3)	$32.9
Know how	5.71	188.5	(162.6)	25.9
Developed product technology	8.31	144.2	(93.9)	50.3
Licenses	8.74	76.0	(44.4)	31.6
Tradenames	8.50	6.4	(3.6)	2.8
Covenants not to compete	6.01	3.2	(1.4)	1.8
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		525.6	(380.3)	145.3
In-process research and development		0.2	—	0.2
Total purchased intangible assets		$525.8	$(380.3)	$145.5

No impairment losses related to goodwill and purchased intangibles were recorded in 2020 and 2019.

Amortization expense related to purchased intangible assets for the years ended December 31, 2020, 2019 and 2018 was $27.5 million, $23.5 million and $28.3 million, respectively.  Estimated future amortization expense (based on existing purchased intangible assets) for the years ending December 31, 2021, 2022, 2023, 2024, 2025 and thereafter is $28.3 million, $25.1 million, $23.8 million, $20.7 million, $18.7 million, and $78.1 million, respectively.

5.NOTES PAYABLE AND LONG-TERM DEBT

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $207.2 million available for borrowing and usage as of December 31, 2020, which was reduced by $4.9 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations.

The principal components of long-term debt are as follows (in millions):

	December 31, 2020	December 31, 2019

4.875% Senior Notes due 2020, net of discount	$—	$425.0
Less unamortized discount and debt issuance costs	—	(0.6)
Long-term debt less unamortized discount and debt issuance costs	—	424.4
Finance leases and other debt	14.1	15.4
	14.1	439.8
Less current maturities	(1.8)	(426.2)
Long-term debt	$12.3	$13.6

4.875% Senior Notes

In December 2010, Bio-Rad sold $425.0 million principal amount of Senior Notes due December 2020 (4.875% Notes).  The sale yielded net cash proceeds of $422.6 million at an effective rate of 4.946%.  The 4.875% Notes paid a fixed rate of interest of 4.875% per year. We had the option to redeem any or all of the 4.875% Notes at any time at a redemption price of 100% of the principal amount (plus a specified make-whole premium as defined in the indenture governing the 4.875% Notes) and accrued and unpaid interest thereon to the redemption date. Our obligations under the 4.875% Notes were not secured and ranked equal in right of payment with all of our existing and future unsubordinated indebtedness. Certain covenants applied at each year end to the 4.875% Notes including limitations on the following: liens, sale and leaseback transactions, mergers, consolidations or sales of assets and other covenants. There were no restrictive covenants relating to total indebtedness, interest coverage, stock repurchases, recapitalizations, dividends and distributions to shareholders or current ratios. We were in compliance with required debt covenants as of December 31, 2019, and in December 2020 the 4.875% Notes were paid in full, including accrued interest.
Credit Agreement

In April 2019, Bio-Rad entered into a $200.0 million unsecured revolving credit facility ("Credit Agreement"). Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of December 31, 2020; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of December 31, 2020. The Credit Agreement matures in April 2024. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.375% at December 31, 2020, which is based on the 3-month LIBOR.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens. We were in compliance with all of these ratios and covenants as of December 31, 2020 and 2019.

Maturities of finance leases and other debt at December 31, 2020 were as follows: 2021 - $1.8 million; 2022 - $1.8 million; 2023 - $0.4 million; 2024 - $0.4 million; 2025 - $0.4 million; and 2026 and thereafter - $9.3 million.

6. INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
U.S.	$2,339.7	$1,034.0	$363.4
International	2,567.9	1,227.1	149.3
Income before taxes	$4,907.6	$2,261.1	$512.7

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current tax expense:
U.S. Federal	$69.9	$13.0	$8.8
State	12.0	4.4	2.2
International	22.3	23.5	30.5
Current tax expense	104.2	40.9	41.5
Deferred tax expense:
U.S. Federal	893.5	409.7	114.0
State	54.0	24.4	6.6
International	31.5	16.1	0.3
Deferred tax expense	979.0	450.2	120.9
Non-current tax expense (benefit)	18.2	11.3	(15.4)
Provision for income taxes	$1,101.4	$502.4	$147.0

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
U. S. statutory tax rate	21.0%	21.0%	21.0%
Impact of foreign operations	(9.9)	(9.7)	(4.1)
Goodwill impairment	—	—	5.6
U.S. taxation of foreign income	10.2	10.3	15.5
U.S. tax reform	—	—	(9.6)
State taxes	1.1	1.0	1.7
Other	—	(0.4)	(1.4)
Provision for income taxes	22.4%	22.2%	28.7%

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

Our effective income tax rates were 22.4%, 22.2% and 28.7% for the years ended December 31, 2020, 2019 and 2018, respectively. The effective tax rates for the years ended December 31, 2020 and 2019 were driven by the unrealized gain in equity securities that is taxed at approximately 22% as well as the geographic mix of earnings and the taxation of our foreign earnings. The effective tax rate for the year ended December 31, 2018 was driven by detriments due to non-deductible impairment charges and the taxation of our foreign operations, partially offset by a $49 million benefit recorded as a result of the completion of our accounting for the Tax Act under SAB 118.

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

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Bad debt, inventory and warranty accruals	$29.6	$23.9
Other post-employment benefits, vacation and other reserves	29.8	23.0
Tax credit and net operating loss carryforwards	93.5	83.7
Lease obligations	49.3	48.6
Other	44.8	26.0
Total gross deferred tax assets	247.0	205.2
Valuation allowance	(44.6)	(67.2)
Total deferred tax assets	202.4	138.0
Deferred tax liabilities:
Property and equipment	37.0	38.4
Lease assets	46.8	46.4
Investments and intangible assets	2,143.4	1,001.4
Total deferred tax liabilities	2,227.2	1,086.2
Net deferred tax liabilities	$(2,024.8)	$(948.2)

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that our California and certain foreign deferred tax assets will not be realized as of December 31, 2020, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our deferred tax assets in California and certain foreign jurisdictions decreased by $22.6 million for the year ended December 31, 2020. The valuation allowance for deferred tax assets is as follows (in millions):

	December 31,
	2020	2019	2018
Beginning balance	$67.2	$70.8	$66.4
Additions charged to expenses	—	—	4.4
Deductions from reserves	(22.6)	(3.6)	—
Ending balance	$44.6	$67.2	$70.8

As of December 31, 2020, our federal, state and foreign net operating loss carryforwards were approximately $26.3 million, $64.5 million and $255.0 million, respectively. Of our foreign net operating losses, $117.8 million may be carried forward indefinitely. The majority of the remaining foreign net operating losses, if not utilized, will begin to expire in 2025. Our federal and state net operating loss carryforwards, if not utilized, will begin to expire in 2028. As of December 31, 2020, our federal and state tax credit carryforwards were approximately $2.3 million and $37.2 million, respectively. Our federal tax credits, if not utilized, will begin to expire in 2029, and our state tax credits, generally, may be carried forward indefinitely.

Federal and state tax laws impose restrictions on the utilization of net operating loss and certain tax credit carryforwards in the event of a change in our ownership as defined by the Internal Revenue Code Sections 382 and 383. Under Section 382 and 383 of the Internal Revenue Code, substantial changes in our ownership and the ownership of acquired companies may limit the amount of net operating loss and research and development credit carryforwards that are available to offset taxable income. The annual limitation would not automatically result in the loss of net operating loss or research and development credit carryforwards but may limit the amount available in any given future period.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2020	2019	2018
Unrecognized tax benefits – January 1	$39.2	$29.8	$54.9
Additions to tax positions related to prior years	14.0	7.6	0.6
Reductions to tax positions related to prior years	(1.5)	(0.7)	(20.2)
Additions to tax positions related to the current year	3.4	3.0	4.6
Settlements	—	—	(6.8)
Lapse of statute of limitations	(0.6)	(0.4)	(1.1)
Currency translation	1.3	(0.1)	(2.2)
Unrecognized tax benefits – December 31	$55.8	$39.2	$29.8

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the cumulative amount of accrued interest and penalties as of December 31, 2020, 2019 and 2018 was $14.3 million, $11.2 million and $9.5 million, respectively. Bio-Rad accrued interest and penalties of $2.8 million, $1.7 million, and $(1.4) million for the years ended December 31, 2020, 2019, and 2018, respectively. The total unrecognized tax benefits and interest and penalties of $70.1 million as of December 31, 2020 was partially offset by deferred tax assets of $1.5 million and prepaid taxes of $5.8 million, for a net amount of $62.8 million.

As of December 31, 2020, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $17.2 million. Substantially all such amounts will impact our effective income tax rate if recognized.

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs. The determination of the amount of the unrecognized deferred tax liability for foreign earnings that are indefinitely reinvested is not practicable to estimate.

7.    STOCKHOLDERS' EQUITY

Bio-Rad’s issued and outstanding stock consists of Class A Common Stock (Class A) and Class B Common Stock (Class B).  Each share of Class A and Class B participates equally in the earnings of Bio-Rad, and is identical in all respects except as follows. Class A has limited voting rights.  Each share of Class A is entitled to one tenth of a vote on most matters, and each share of Class B is entitled to one vote.  Additionally, Class A stockholders are entitled to elect 25% of the directors, with Class B stockholders electing the remaining directors. Cash dividends may be paid on Class A shares without paying a cash dividend on Class B shares but no cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares.  Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the stockholder.  The founders of Bio-Rad, the Schwartz family, collectively hold a majority of Bio-Rad’s voting stock.  As a result, the Schwartz family is able to exercise significant influence over Bio-Rad.

Changes to Bio-Rad's issued common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at January 1, 2018	24,679	5,108
Class B to Class A conversions	30	(30)
Issuance of common stock	175	18
Balance at December 31, 2018	24,884	5,096
Class B to Class A conversions	24	(24)
Issuance of common stock	58	18
Balance at December 31, 2019	24,966	5,090
Class B to Class A conversions	32	(32)
Issuance of common stock	75	18
Balance at December 31, 2020	25,073	5,076

Treasury Shares

In November 2017, the Board of Directors authorized a share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock. In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow the Company to repurchase up to an additional $200.0 million of stock. Repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The share repurchase activity under the share repurchase program through open market transactions for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	Number of Shares Purchased	Weighted-Average Price per Share	Total Shares Repurchased To Date	Remaining Authorized Value (in millions)
November 1, 2018 - November 30, 2018	178,911	$273.39	193,150	$201.1
May 1, 2019 - May 31, 2019	25,421	$291.70	218,571	$193.7
June 1, 2019 - June 30, 2019	25,977	$292.01	244,548	$186.1
August 1, 2019 - August 31, 2019	14,745	$339.05	259,293	$181.1
November 1, 2019 - November 30, 2019	22,343	$358.04	281,636	$173.1
March 1, 2020 - March 31, 2020	291,941	$342.55	573,577	$73.1

For the years ended December 31, 2020 and 2019, we used 117,423 and 118,910, respectively, of the repurchased shares in connection with the vesting of restricted stock units and in 2019 we used 19,755 shares in connection with ESPP stock purchases. As of December 31, 2020, $273.1 million remained under the Share Repurchase Program.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our consolidated balance sheets and consolidated statements of changes in stockholders' equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total Accumulated other comprehensive income (loss)
Balances as of January 1, 2019	$(35.5)	$(14.8)	$3.3	$(47.0)
Other comprehensive (loss) income, before reclassifications	(36.5)	(10.0)	4.8	(41.7)
Amounts reclassified from Accumulated other comprehensive income	—	1.5	(0.4)	1.1
Income tax effects	(0.4)	1.1	(0.5)	0.2
Other comprehensive income (loss), net of income taxes	(36.9)	(7.4)	3.9	(40.4)
Balances as of December 31, 2019	$(72.4)	$(22.2)	$7.2	$(87.4)
Other comprehensive income (loss), before reclassifications	371.9	(5.3)	4.0	370.6
Amounts reclassified from Accumulated other comprehensive income	—	0.3	(0.6)	(0.3)
Income tax effects	(0.9)	1.2	(0.8)	(0.5)
Other comprehensive income (loss), net of income taxes	371.0	(3.8)	2.6	369.8
Balances as of December 31, 2020	$298.6	$(26.0)	$9.8	$282.4

All amounts reclassified out of accumulated other comprehensive income were reclassified into other income, net in the consolidated statements of income. Reclassification adjustments are calculated using the specific identification method.

9. SHARE-BASED COMPENSATION/EQUITY AWARD AND PURCHASE PLANS

Equity Award Plan
We have the 2017 Incentive Award Plan (2017 Plan) for officers and certain other employees.  The 2017 Plan authorizes the grant of stock options, restricted stock, restricted stock units, and other types of equity awards to employees. Stock options are granted at exercise prices not less than the fair market value of the underlying common stock on the date of grant and have a maximum term of 10 years.  We may issue stock options for either Class A or Class B common stock. Prior to September 2020 grants, equity awards granted vest in increments of 20% per year on the yearly anniversary date of the grant. Starting in September 2020, equity awards granted vest in increments of 25% per year on the yearly anniversary date of the grant.

A total of 2,108,050 shares have been reserved for issuance of equity awards under the 2017 Plan and may be of either Class A or Class B common stock. At December 31, 2020, there were 1,451,617 shares available to be granted.

Employee Stock Purchase Plans
Our 2011 Employee Stock Purchase Plan (2011 ESPP) provides that eligible employees may contribute up to the greater of 10% of their compensation or $25,000 annually towards the quarterly purchase of our Class A common stock.  The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter.  We have authorized the sale of 1,300,000 shares of Class A common stock under the 2011 ESPP.

Share-Based Compensation

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases and restricted stock unit awards.  Share-based compensation expense is allocated to Cost of goods sold, Selling, general and administrative expense, and Research and development expense in the Consolidated Statements of Income.

For the year ended December 31, 2020, we recognized share-based compensation expense of $41.6 million of which $3.4 million was allocated to Cost of goods sold, $31.8 million was allocated to Selling general and administrative expense, and $6.4 million was allocated to Research and development expense. For the year ended December 31, 2019, we recognized share-based compensation expense of $35.6 million of which $2.9 million was allocated to Cost of goods sold, $27.9 million was allocated to Selling general and administrative expense, and $4.8 million was allocated to Research and development expense. For the year ended December 31, 2018, we recognized share-based compensation expense of $27.8 million, of which $2.3 million was allocated to Cost of goods sold, $22.0 million was allocated to Selling general and administrative expense, and $3.5 million was allocated to Research and development expense.  The income tax benefit related to share-based compensation expense was $6.0 million, $5.6 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. We did not capitalize any share-based compensation expense in inventory as it was immaterial.

The tax benefit from equity awards vested or exercised during the years ended December 31, 2020, 2019 and 2018 was $11.2 million, $5.4 million, and $5.4 million, respectively.

For equity awards, we amortize the fair value on a straight-line basis.  All equity awards are amortized over the requisite service periods of the awards, which are generally the vesting periods. We recognize forfeitures as they occur.

Stock Options

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	27%	22%	22%
Risk-free interest rate	0.31%	1.69%	2.85%
Expected life (in years)	7.4	7.5	7.6
Expected dividend	—	—	—
Weighted-average fair value of options granted	$153.32	$93.96	$105.94

Expected volatility is based on the historical volatilities of our common stock for a period equal to the stock option’s expected life.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life represents the number of years that we estimate, based primarily on historical experience, that the options will be outstanding prior to exercise.  We do not anticipate paying any cash dividends in the future and therefore use an expected dividend yield of zero.

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2019	344,522	$162.23
Granted	22,527	$524.30
Exercised	(66,085)	$112.96
Forfeited	(15,841)	$269.64
Outstanding, December 31, 2020	285,123	$196.29	4.64	$110.2

Unvested, December 31, 2020	73,126	$364.07	8.35	$16.0
Exercisable, December 31, 2020	211,997	$138.42	3.36	$94.2

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value on the date of exercise of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was approximately $24 million, $12 million and $8 million, respectively.

Cash received from stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $3.8 million, $2.6 million and $0.5 million, respectively.

As of December 31, 2020, there was $7.0 million of total unrecognized compensation cost from stock options. This amount is expected to be recognized in the future over a remaining weighted-average period of approximately three years.

Restricted Stock Units
Restricted stock units are rights to receive shares of company stock.  The fair value of a restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock unit activity:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2019	469,942	$279.14
Granted	112,162	$523.64
Vested	(132,745)	$246.88
Forfeited	(62,976)	$280.97
Outstanding, December 31, 2020	386,383	$360.90	1.85	$225.2

The total fair value of restricted stock units vested for the years ended December 31, 2020, 2019 and 2018 was $65.0 million, $44.8 million and $40 million, respectively. As of December 31, 2020, there was approximately $125.6 million of total unrecognized compensation cost related to restricted stock units.  This amount is expected to be recognized over a remaining weighted-average period of approximately three years.

Employee Stock Purchase Plans
The fair value of the employees’ purchase rights under the 2011 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	41%	31%	27%
Risk-free interest rate	0.5%	2.25%	1.82%
Expected life (in years)	0.25	0.25	0.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$94.93	$60.39	$55.04

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

We sold 47,548 shares for total employee contributions of $16.4 million, 58,717 shares for total employee contributions of $14.3 million and 63,464 shares for total employee contributions of $13.6 million under the 2011 ESPP to employees for the years ended December 31, 2020, 2019 and 2018, respectively.  At December 31, 2020, 551,983 shares remain authorized and available for issuance under the 2011 ESPP.

10. OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2020	2019	2018

Interest and investment income	$(18.2)	$(30.5)	$(26.6)
Net realized gains on investments	(1.0)	(1.5)	(1.6)
Other-than-temporary impairment losses on investments	4.6	5.8	0.8
Gain on sale of land	—	—	(4.1)
Gain on divestiture of a division	(11.7)	—	(5.1)
Other expense	1.8	0.1	—
Other income, net	$(24.5)	$(26.1)	$(36.6)

Other-than-temporary impairment losses on equity method investments were recorded in light of the investees' financial condition.

11.    SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Net income	$3,806.3	$1,758.7	$365.6
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	138.1	134.2	138.1
Reduction in the carrying amount of right-of-use assets	37.1	40.3	—
Share-based compensation	41.6	35.6	27.8
Gains on dispositions of securities	(0.7)	(1.5)	(1.6)
Other-than-temporary impairment losses on investments	4.6	5.8	0.8
Changes in fair market value of equity securities	(4,495.8)	(2,031.0)	(606.2)
Losses on dispositions of fixed assets	1.1	1.2	2.0
Gain on sale of land	—	—	(4.1)
Gain on divestiture of a division	(11.7)	—	(5.1)
Payments for operating lease liabilities	(36.5)	(38.6)	—
Changes in fair value of contingent consideration	(1.0)	(1.6)	(6.2)
(Increase) decrease in accounts receivable, net	(15.0)	1.6	59.7
(Increase) decrease in inventories, net	(52.1)	24.2	(12.9)
(Increase) decrease in other current assets	(8.4)	61.8	(15.3)
Increase (decrease) in accounts payable
and other current liabilities	124.7	10.6	(45.6)
Increase (decrease) in income taxes payable	39.0	(4.2)	(20.9)
Increase in deferred income taxes	978.9	450.2	120.9
(Increase) decrease in other long term assets	(6.4)	(1.7)	1.1
Increase (decrease) in other long term liabilities	26.9	13.4	(10.0)
Impairment losses on goodwill and long-lived assets	—	—	292.5
Other	4.6	(1.1)	4.9
Net cash provided by operating activities	$575.3	$457.9	$285.5

Non-cash investing activities:
Purchased property, plant and equipment	$1.2	$8.1	$5.7
Purchased marketable securities and investments	$4.6	$1.4	$0.8
Sold marketable securities and investments	$—	$1.3	$—

12. COMMITMENTS AND CONTINGENT LIABILITIES

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of management.  Bio-Rad has no liability other than for the current year’s contribution.  Contribution expense was $10.6 million, $16.1 million and $15.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Purchase Obligations

As of December 31, 2020, we had purchase obligations that have not been recognized on our balance sheet of $16.6 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered to Bio-Rad.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2020 are as follows: 2021 - $14.1 million, 2022 - $2.1 million, 2023 - $0.1 million, 2024 - $0.1 million, 2025 - $0.1 million and after 2025 - $0.1 million.

Long-Term Liabilities

As of December 31, 2020, we had obligations that have been recognized on our balance sheet of $134.0 million, which primarily represent recognized long-term obligations for other post-employment benefits as indicated below that are mostly due in more than 5 years, and long-term deferred revenue. Excluded are tax liabilities for uncertain tax positions and contingencies. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded.

The annual future fixed and determinable portion of our obligations that have been recognized on our balance sheet as of December 31, 2020 were as follows: 2021 - $2.7 million, 2022 - $12.0 million, 2023 - $7.3 million, 2024 - $5.6 million, 2025 - $3.8 million and after 2025 - $102.6 million.

Letters of Credit/Guarantees

In the ordinary course of business, we are at times required to post letters of credit/guarantees.  The letters of credit/guarantees are issued by financial institutions to guarantee our obligations to various parties. We were contingently liable for $4.9 million of standby letters of credit/guarantees with financial institutions as of December 31, 2020.

Other Post-Employment Benefits
In several foreign locations we are statutorily required to provide retirement benefits or a lump sum termination indemnity to our employees upon termination for virtually any reason. These plans are accounted for as defined benefit plans and the associated net benefit obligation as of December 31, 2020 and 2019 of $96.1 million and $81.5 million, respectively, has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets. Most plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets or settle these obligations. However, some of these plans require funding based on local laws in which there is a trust or other device administered by an external plan manager that is used to accumulate assets to assist in settling these obligations. The following disclosures include such plans, which are located in France, Switzerland, Germany, Korea, India, Thailand, Italy, Dubai and Japan.

Obligations and Funded Status
The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the Consolidated Balance Sheets for the plans (in millions):

Change in benefit obligation:	2020	2019
Benefit obligation at beginning of year	$153.8	$137.3
Service cost	7.8	6.9
Interest cost	0.8	1.5
Plan participants' contributions	4.1	3.5
Actuarial loss	5.3	11.9
Gross benefits paid	(1.7)	(2.1)
Plan amendments	—	0.2
Settlements	(6.4)	(3.8)
Change attributable to foreign exchange	13.8	(1.6)

Benefit obligation at end of year	177.5	153.8

Change in plan assets:
Fair value of plan assets at beginning year	72.3	66.9
Actual return on plan assets	0.6	0.9
Employer contributions	4.1	4.7
Plan participants' contributions	4.0	3.8
Gross benefits paid	0.2	(0.8)
Settlements	(6.4)	(3.8)
Change attributable to foreign exchange	6.6	0.6

Fair value of plan assets at end of year	81.4	72.3

Under funded status of plans	$(96.1)	$(81.5)

Amounts recognized in the consolidated balance sheets:
Current liabilities (Accrued payroll and employee benefits)	$(1.3)	$(1.1)
Noncurrent liabilities (Other long-term liabilities)	(94.8)	(80.4)

Net liability, end of fiscal year	$(96.1)	$(81.5)

Components of Net Periodic Benefit Cost
The following sets forth the net periodic benefit cost (income) for the periods indicated (in millions):

	2020	2019	2018
Service costs	$7.8	$6.9	$7.5
Interest costs	0.8	1.5	1.1
Expected returns on plan assets	(0.7)	(1.2)	(1.1)
Amortization of actuarial losses	1.3	1.0	1.3
Amortization of prior service costs	—	—	0.1
Settlements	1.3	0.9	—

Net periodic benefit costs	$10.5	$9.1	$8.9

Assumptions

The above actuarial net losses were primarily based on financial, demographic and experience assumptions.

The weighted-average assumptions used in computing the benefit obligations are as follows:

	2020	2019
Discount rate	0.3%	0.5%
Compensation rate increase	1.7%	1.7%

The weighted-average assumptions used in computing the net periodic benefit costs are as follows:

	2020	2019	2018
Discount rate	0.5%	1.1%	0.8%
Expected long-term rate of return on plan assets	1.5%	1.8%	1.8%

The accumulated benefit obligation (ABO), an estimate based on the assumption if these plans were to be terminated immediately, as of December 31, 2020 and 2019 was $159.5 million and $138.6 million, respectively. The ABO and fair value of plan assets for these plans with ABO in excess of plan assets were $78.1 million and $66.3 million as of December 31, 2020 and 2019, respectively.

In some foreign locations we have service award plans that are paid based upon the number of years of employment. Under these plans, the liability as of December 31, 2020 and 2019 was $4.1 million and $3.5 million, respectively, and has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets.

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2020, approximately seven percent of Bio-Rad's approximately 3,180 U.S. employees were covered by a collective bargaining agreement, which will expire on November 14, 2023.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

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

Other Operations include our Analytical Instruments segment, and a small miscellaneous operation that was included in a prior acquisition.

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

Information regarding industry segments at December 31, 2020, 2019, and 2018 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Segment net sales	2020	$1,231.8	$1,305.2	$8.6
	2019	885.9	1,412.0	13.8
	2018	861.7	1,411.8	15.9

Allocated interest expense	2020	$8.0	$13.8	$0.1
	2019	7.4	15.9	0.1
	2018	7.2	16.7	0.1

Depreciation and amortization	2020	$32.8	$65.1	$1.0
	2019	29.4	71.7	0.9
	2018	34.1	72.0	0.5

Segment profit (loss)	2020	$256.3	$149.1	$(0.6)
	2019	72.1	148.5	(1.5)
	2018	28.7	(145.7)	0.2

Segment assets	2020	$607.3	$1,065.6	$9.5
	2019	496.1	1,075.8	9.2

Capital expenditures	2020	$16.8	$43.6	$3.1
	2019	16.6	58.9	0.6

Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker. The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2020	2019	2018
Total segment profit (loss)	$404.8	$219.1	$(116.8)
Foreign currency exchange losses, net	(1.8)	(2.2)	(2.9)
Net corporate operating and other expense not allocated to segments	(15.7)	(12.9)	(10.4)
Change in fair market value of equity securities	4,495.8	2,031.0	606.2
Other income, net	24.5	26.1	36.6
Consolidated income before income taxes	$4,907.6	$2,261.1	$512.7

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2020	2019
Total segment assets	$1,682.4	$1,581.1
Cash and other current assets	1,098.2	1,233.5
Property, plant and equipment, net, and operating lease right-of-use
assets, excluding segment specific balances	52.7	56.0
Goodwill, net	291.9	264.1
Other long-term assets	9,847.4	4,863.4
Total assets	$12,972.6	$8,008.9

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2020	2019	2018
Europe	$857.7	$770.3	$792.0
Asia	546.5	505.0	495.5
United States	1,004.8	899.1	863.6
Other (primarily Canada and Latin America)	136.6	137.3	138.3
Total net sales	$2,545.6	$2,311.7	$2,289.4

The following presents Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes, by geographic region based upon the location of the asset (in millions):

	December 31,
	2020	2019
Europe	$208.6	$198.3
Asia	53.3	51.5
United States	454.4	468.7
Other (primarily Canada and Latin America)	12.0	12.7
Total Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes	$728.3	$731.2

15.    RESTRUCTURING COSTS

In December 2018, we announced the closure of a small manufacturing facility in France. Restructuring charges for the facility closure are included in our Clinical Diagnostics segment's results of operations. This restructuring plan is expected to be substantially complete by the first half of 2021. We recorded restructuring charges and adjustments related to severance and employee benefits of $(0.1) million, $(0.1) million and $3.9 million and exit costs of $0.1 million, zero and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The amounts recorded were reflected in Cost of goods sold in the consolidated statements of income. The liability of $1.6 million as of December 31, 2020 consisted of $1.5 million recorded in Accrued payroll and employee benefits and $0.1 million recorded in Other current liabilities in the consolidated balance sheets. From December 2018 to December 31, 2020, total expenses were $4.0 million.

The following table summarizes the activity for the facility closure restructuring reserves for severance and exit costs (in millions):

	2020	2019
Balance as of January 1	$3.2	$4.1
Adjustment to expense	—	(0.1)
Cash payments	(1.8)	(0.7)
Foreign currency translation losses (gains)	0.2	(0.1)
Balance as of December 31	$1.6	$3.2

In November 2019, we announced our strategy-driven restructuring plan. We expect that a significant portion of the net savings resulting from this restructuring plan will be repurposed in alignment with our portfolio strategy.
The restructuring plan includes a workforce reduction in Europe, the United States and Canada, and is expected to be substantially complete by the first half of 2022. We recorded $(4.8) million and $25.3 million of expenses and adjustments in restructuring charges related to severance and employee benefits for the years ended December 31, 2020 and 2019, respectively. The liability of $2.8 million as of December 31, 2020 was recorded in Accrued payroll and employee benefits in the consolidated balance sheets. The amounts recorded were reflected in Cost of goods sold of $(1.9) million and $4.8 million, in Selling, general and administrative expense of $(1.7) million and $14.4 million and in Research and development expense of $(1.2) million and $6.1 million in the consolidated statements of income for the years ended December 31, 2020 and 2019, respectively. From November 2019 to December 31, 2020, total expenses were $20.5 million.

The following table summarizes the activity of our European and North American reorganization restructuring reserves for severance (in millions):

	2020			2019
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balance as of January 1	$6.2	$19.1	$25.3	$—	$—	$—
Charged to expense	—	—	—	6.2	19.1	25.3
Adjustment to expense	(0.6)	(4.2)	(4.8)	—	—	—
Cash payments	(4.7)	(13.4)	(18.1)	(0.4)	(0.7)	(1.1)
Reserve transferred from prior restructuring plan	—	—	—	0.3	0.4	0.7
Foreign currency translation losses	—	0.4	0.4	0.1	0.3	0.4
Balance as of December 31	$0.9	$1.9	$2.8	$6.2	$19.1	$25.3

In June 2020, we announced a restructuring plan to consolidate certain finance and administrative activities in Europe and the United States. The restructuring plan is expected to be substantially complete by the first half of 2022. The liability of $2.7 million as of December 31, 2020 was recorded in Accrued payroll and employee benefits in the consolidated balance sheet. The amount reflected in Selling, general and administrative expense was $3.9 million for the year ended December 31, 2020.

The following table summarizes the restructuring activities related to the finance and administrative reorganization (in millions):

	2020
	Life Science	Clinical Diagnostics	Total
Balances as of January 1	$—	$—	$—
Charged to expense	1.5	2.3	3.8
Adjustment to expense	0.1	—	0.1
Cash payments	(0.5)	(0.8)	(1.3)
Foreign currency translation losses	—	0.1	0.1
Balances as of December 31	$1.1	$1.6	$2.7

16.    LEASES

For our accounting policies on leases, including leases where we act as lessor in reagent rental agreements, see Note 1. We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 18 years, which includes our determination to exercise renewal options.

The components of lease expense were as follows (in millions):

Twelve Months Ended December 31,	2020	2019

Operating lease cost	$45.4	$51.4

Finance lease cost:
Amortization of right-to-use assets	$0.6	$0.6
Interest on lease liabilities	$0.8	0.9
Total finance lease cost	$1.4	$1.5

Sublease income	$3.0	$3.0
The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of right-of-use assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the years ended December 31, 2020 and 2019. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the years ended December 31, 2020 and 2019.

Supplemental cash flow information related to leases was as follows (in millions):

Twelve Months Ended December 31,	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44.4	$47.2
Operating cash flows from finance leases	$0.6	$0.9
Financing cash flows from finance leases	$0.8	$0.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16.1	$28.7
Finance leases	$0.4	$0.2

Supplemental balance sheet information related to leases was as follows (in millions):

December 31,	2020	2019

Operating Leases
Operating lease right-of-use assets	$202.1	$201.9

Current operating lease liabilities	$36.5	$35.4
Operating lease liabilities	175.1	176.0
Total operating lease liabilities	$211.6	$211.4

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities.

December 31,	2020	2019

Finance Leases
Property, plant and equipment, gross	$12.2	$11.4
Less: accumulated depreciation and amortization	(5.0)	(4.2)
Property, plant and equipment, net	$7.2	$7.2

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	11.0	11.2
Total finance lease liabilities	$11.5	$11.7

December 31,	2020	2019

Weighted Average Remaining Lease Term
Operating leases - in years	8	9
Finance leases - in years	16	18

Weighted Average Discount Rate
Operating leases	3.9%	4.2%
Finance leases	6.2%	6.5%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2021	$43.6	$1.3
2022	36.5	1.2
2023	31.9	1.2
2024	27.2	1.2
2025	23.2	1.1
Thereafter	90.5	14.0
Total lease payments	252.9	20.0
Less imputed interest	(41.3)	(8.5)
Total	$211.6	$11.5

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles and other equipment with shorter terms and higher-turn over.

As of December 31, 2020, operating leases that have not commenced are not material.

Operating Leases Under ASC 840, Leases

Rents and Leases

Rental expense under operating leases was $47.4 million in 2018.  Leases were principally for facilities and automobiles.

17. QUARTERLY FINANCIAL DATA (UNAUDITED - see accompanying accountants' report)

Summarized quarterly financial data for the years ended December 31, 2020 and 2019 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Net sales	$571.6	$536.9	$647.3	$789.8
Gross profit	$317.4	$293.0	$367.3	$460.1
Net income	$685.9	$966.4	$1,314.8	$839.2
Basic earnings per share	$22.97	$32.59	$44.24	$28.13
Diluted earnings per share	$22.72	$32.15	$43.64	$27.81

2019
Net sales	$554.0	$572.6	$560.6	$624.5
Gross profit	$311.8	$307.8	$307.0	$330.4
Net income (loss)	$865.2	$598.8	$(258.8)	$553.5
Basic earnings (loss) per share	$29.03	$20.08	$(8.68)	$18.50
Diluted earnings (loss) per share	$28.74	$19.86	$(8.68)	$18.31

18. SUBSEQUENT EVENT

On February 3, 2021, we initiated a strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in Europe and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from Europe to Asia. The restructuring plan is expected to eliminate a total of approximately 530 positions and the subsequent creation of a total of approximately 325 new positions. We anticipate the restructuring plan will be implemented in phases and is expected to be substantially completed by the end of fiscal year 2022.
We estimate that as a result of this restructuring plan we will incur between approximately $125 million and $130 million in total cost, which we anticipate will consist of: (i) approximately $86 million cash expenditures in the form of one-time termination benefits to the affected employees, including cash severance payments, healthcare benefits, and related transition assistance; (ii) approximately $19 million in capital expenditures associated with the restructuring plan; and (iii) between approximately $20 million and $25 million in one-time transition costs, including employee transition costs, supply chain costs and regulatory costs. We anticipate that we will record approximately $80 million to $90 million of the charges related to this restructuring plan in the first quarter of fiscal year 2021.
The amounts are preliminary estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Our internal control over financial reporting has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Management continuously reviews disclosure controls and procedures, and internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2021 annual meeting of stockholders (the “2021 Proxy Statement”) under “Executive Officers,” “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2021 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and "Pay Ratio Disclosure.”  In addition, the information from a portion of the 2021 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2021 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2020
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	671,506	$196.29	2,003,600 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	671,506	$196.29	2,003,600

(1)Consists of the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(2)Consists of 1,451,617 shares available under the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan and 551,983 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(3)Excludes Restricted Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2021 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished by this item is incorporated by reference from a portion of the 2021 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1	Index to Financial Statements – See Item 8 of Part II of this report “Financial Statements and
Supplementary Data" on page 39 for a list of financial statements.

2	Schedule II Valuation and Qualifying Accounts

All financial statement schedules are omitted because they are not required, or the required information is included in the consolidated financial statements or the notes thereto.

3.	Index to Exhibits

The exhibits listed below in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

3.1	Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.2	Amended and Restated Bylaws of Bio-Rad Laboratories, Inc. (2)

4.1	Description of Bio-Rad Laboratories, Inc. Class A and Class B Common Stock (3)

10.1
Credit Agreement, dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., HSBC Bank USA National Association, and Mug Bank, Ltd., as co-syndication agents, and Citibank, N.A., and Wells Fargo Bank, N.A., National Association as co-documentation agents. (4)

10.2	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (5)*

10.2.1	First Amendment to the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan (6)*

10.3	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (7)*

10.4	2007 Incentive Award Plan. (8)*

10.4.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007
Incentive Award Plan. (9)*

10.4.2	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. (10)*

10.5	Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan (11)*

10.5.1	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under
2017 Incentive Award Plan (12)*

10.5.2	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (13)*

10.5.3	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan (updated September 2020) (14)*

10.5.4	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (updated September 2020) (15)*

10.6	Employment Offer Letter between the Company and Ilan Daskal dated March 15, 2019 (16)*

10.7	Employment Offer Letter between the Company and Andrew J. Last dated March 15, 2019 (17)*

10.8	Form of Indemnification Agreement. (18)

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(1)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to Bio-Rad’s Form 8-K filing, dated October 27, 2017.

(3)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 10-K filing, dated March 2, 2020.

(4)	Incorporated by reference to the Exhibit 10.1 to Bio-Rad’s 8-K filing, dated April 16, 2019.

(5)	Incorporated by reference to Exhibit 10.9 to Bio-Rad's June 30, 2011 Form 10-Q filing, dated August 4, 2011.

(6)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017.

(7)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997 Form 10-Q filing, dated
November 13, 1997.

(8)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated July 30, 2007.

(9)	Incorporated by reference to Exhibit 10.8.1 to Bio-Rad’s September 30, 2009 Form 10-Q filing, dated
November 4, 2009.

(10)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s March 31, 2014 Form 10-Q filing, dated May 8, 2014.

(11)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017.

(12)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017.

(13)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated October 30, 2020.

(15)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated October 30, 2020.

(16)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 8-K filing, dated April 2, 2019.

(17)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 8-K filing, dated April 22, 2019.

(18)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated August 7, 2017.

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Ilan Daskal
Ilan Daskal
Executive Vice President, Chief Financial Officer

Date:	February 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Chairman of the Board, President
/s/ Norman Schwartz	and Chief Executive Officer	February 12, 2021
(Norman Schwartz)

Principal Financial Officer:
/s/ Ilan Daskal	Executive Vice President,
(Ilan Daskal)	Chief Financial Officer	February 12, 2021

Principal Accounting Officer:
/s/ Ajit Ramalingam	Senior Vice President,	February 12, 2021
(Ajit Ramalingam)	Chief Accounting Officer

Other Directors:
/s/ Jeffrey L. Edwards	Director	February 12, 2021
(Jeffrey L. Edwards)

/s/ Gregory K. Hinckley	Director	February 12, 2021
(Gregory K. Hinckley)

/s/ Melinda Litherland	Director	February 12, 2021
(Melinda Litherland)

/s/ Arnold A. Pinkston	Director	February 12, 2021
(Arnold A. Pinkston)

/s/ Alice N. Schwartz	Director	February 12, 2021
(Alice N. Schwartz)