Form 10-Q
period 2021-03-31
BIO-RAD LABORATORIES, INC.
filed 2021-04-30
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at April 23, 2021:	Class A -	24,692,554	Class B -	5,071,060

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2021

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this report include forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements with respect to our future financial performance, operating results, plans and objectives that involve risk and uncertainties.  These forward-looking statements may also include statements regarding the impact of the COVID-19 pandemic on Bio-Rad’s results and operations and steps governments, universities, hospitals and private industry, including diagnostic laboratories, are taking or may take as a result of the pandemic. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including, but not limited to, the duration, severity and impact of the COVID-19 pandemic, global economic conditions, our ability to develop and market new or improved products, our ability to compete effectively, foreign currency exchange fluctuations, reductions in government funding or capital spending of our customers, international legal and regulatory risks, supply chain issues, product quality and liability issues, our ability to integrate acquired companies, products or technologies into our company successfully, changes in the healthcare industry, natural disasters and other catastrophic events beyond our control, and other risks and uncertainties identified under “Part II, Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS:	(Unaudited)
Cash and cash equivalents	$673,470	$662,205
Short-term investments	346,398	328,913
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $18,553 at 2021 and $19,807 at 2020	408,137	419,424
Inventories:
Raw materials	122,605	126,911
Work in process	150,628	151,931
Finished goods	331,923	343,411
Total inventories	605,156	622,253
Prepaid expenses	110,271	90,621
Other current assets	26,325	10,859
Total current assets	2,175,317	2,139,835
Property, plant and equipment	1,420,284	1,452,761
Less: accumulated depreciation and amortization	(937,572)	(961,390)
Property, plant and equipment, net	482,712	491,371
Operating lease right-of-use assets	196,224	202,136
Goodwill, net	291,916	291,916
Purchased intangibles, net	191,764	199,497
Other investments	10,503,038	9,561,140
Other assets	92,189	86,723
Total assets	$13,933,160	$12,972,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	March 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$138,494	$139,451
Accrued payroll and employee benefits	174,889	222,875
Current maturities of long-term debt and notes payable	1,738	1,798
Income and other taxes payable	89,074	57,335
Current operating lease liabilities	39,235	36,507
Other current liabilities	166,462	173,570
Total current liabilities	609,892	631,536
Long-term debt, net of current maturities	10,901	12,258
Deferred income taxes	2,306,112	2,076,785
Operating lease liabilities	168,326	175,128
Other long-term liabilities	228,870	196,971
Total liabilities	3,324,101	3,092,678

Stockholders’ equity:
Class A common stock, shares issued 25,086,359 and 25,072,619 at 2021 and 2020, respectively; shares outstanding 24,692,104 and 24,767,870 at 2021 and 2020, respectively	2	2
Class B common stock, shares issued and outstanding, 5,071,060 at 2021 and 5,076,186 at 2020	1	1
Additional paid-in capital	445,101	429,376
Class A treasury stock at cost, 394,255 at 2021 and 304,749 shares at 2020	(149,905)	(99,907)
Retained earnings	10,245,426	9,268,012
Accumulated other comprehensive income	68,434	282,456
Total stockholders’ equity	10,609,059	9,879,940
Total liabilities and stockholders’ equity	$13,933,160	$12,972,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Net sales	$726,796	$571,644
Cost of goods sold	326,169	254,276
Gross profit	400,627	317,368
Selling, general and administrative expense	225,853	193,692
Research and development expense	73,912	49,303
Income from operations	100,862	74,373
Interest expense	398	5,690
Foreign currency exchange losses, net	71	928
Change in fair market value of equity securities	(1,179,403)	(827,671)
Other income, net	(17,407)	(3,273)
Income before income taxes	1,297,203	898,699
Provision for income taxes	(319,789)	(212,787)
Net income	$977,414	$685,912

Basic earnings per share:
Net income per basic share	$32.77	$22.97
Weighted average common shares - basic	29,823	29,865

Diluted earnings per share:
Net income per diluted share	$32.38	$22.72
Weighted average common shares - diluted	30,186	30,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$977,414	$685,912
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(214,323)	(62,011)
Foreign other post-employment benefits adjustments, net of income taxes	1,857	731
Net unrealized holding loss on available-for-sale (AFS) debt investments, net of income taxes	(1,556)	(327)
Other comprehensive loss, net of income taxes	(214,022)	(61,607)
Comprehensive income	$763,392	$624,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Cash received from customers	$728,013	$569,001
Cash paid to suppliers and employees	(612,803)	(509,683)
Interest paid, net	(309)	(231)
Income tax payments, net	(14,727)	(4,528)
Dividend proceeds and miscellaneous receipts, net	12,193	3,912
Proceeds from forward foreign exchange contracts, net	1,243	4,337
Net cash provided by operating activities	113,610	62,808
Cash flows from investing activities:
Capital expenditures	(19,547)	(21,591)
Proceeds from dispositions of property, plant and equipment	12	38
Payments for purchases of intangible assets	—	(100)
Payments for purchases of marketable securities and investments	(74,925)	(98,151)
Proceeds from sales of marketable securities and investments	15,624	39,672
Proceeds from maturities of marketable securities and investments	30,509	67,710
Net cash used in investing activities	(48,327)	(12,422)
Cash flows from financing activities:
Payments on long-term borrowings	(1,401)	(1,415)
Payments of contingent consideration	—	(1,265)
Proceeds from issuances of common stock for share-based compensation	4,052	4,068
Payments for purchases of treasury stock	(49,998)	(100,005)
Net cash used in financing activities	(47,347)	(98,617)
Effect of foreign exchange rate changes on cash	(7,347)	(5,977)
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,589	(54,208)
Cash, cash equivalents, and restricted cash at beginning of period	667,115	662,651
Cash, cash equivalents, and restricted cash at end of period	$677,704	$608,443

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$673,470	$603,551
Restricted cash included in Other current assets	3,354	3,110
Restricted cash included in Other assets	880	1,782
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$677,704	$608,443

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	$3	$429,376	$(99,907)	$9,268,012	$282,456	$9,879,940
Net income	—	—	—	977,414	—	977,414
Other comprehensive loss, net of tax	—	—	—	—	(214,022)	(214,022)
Issuance of common stock	—	4,052	—	—	—	4,052
Stock compensation expense	—	11,673	—	—	—	11,673
Purchase of treasury stock	—	—	(49,998)	—	—	(49,998)
Balance at March 31, 2021	$3	$445,101	$(149,905)	$10,245,426	$68,434	$10,609,059

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	$3	$410,020	$(38,397)	$5,470,779	$(87,348)	$5,755,057
Net income	—	—	—	685,912	—	685,912
Other comprehensive loss, net of tax	—	—	—	—	(61,607)	(61,607)
Issuance of common stock	—	4,068	—	—	—	4,068
Stock compensation expense	—	9,654	—	—	—	9,654
Purchase of treasury stock	—	—	(100,005)	—	—	(100,005)
Balance at March 31, 2020	$3	$423,742	$(138,402)	$6,156,691	$(148,955)	$6,293,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our contracts from customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment, and may or may not impact the timing of revenue recognition. Revenue associated with equipment that requires factory installation is not recognized until installation is complete and customer acceptance, if required, has occurred. Certain equipment requires installation due to the fact that the instruments are being operated in a clinical/laboratory environment, and the installation services could result in modification of the equipment in order to ensure that the instruments are working according to customer specifications, which are subject to validation tests upon completion of the installation. In these arrangements, which require factory installation, the delivery of the equipment and the installation are separate performance obligations. We recognize the transaction price allocated to the equipment only upon customer acceptance, as the transfer of control in relation to the equipment has occurred at that point as the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. The transaction price allocated to the installation services is also recognized upon customer acceptance because without the completion of the installation services and related customer acceptance the customer cannot receive any of the benefits of the service.

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

Maintenance services, along with the reagents, are allocated to the non-lease elements and are recognized as income. Generally, the terms of the arrangements result in the transfer of control for reagents upon either (i) when the consumables are delivered or (ii) when the consumables are consumed by the customer.

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
Revenue allocated to the lease elements of these reagent rental arrangements represented approximately 2% and 3% of total revenue for the three months ended March 31, 2021 and March 31, 2020, respectively, and are included as part of Net sales in our condensed consolidated statements of income.

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

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region based primarily on the location of the use of the product or service (in millions):

	Three Months Ended
	March 31,
	2021	2020
Europe	$247.7	$195.7
Asia	168.9	111.4
United States	271.4	229.5
Other (primarily Canada and Latin America)	38.8	35.0
Total net sales	$726.8	$571.6

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenue by industry segment sources are presented in our Segment Information footnote (see Note 10).

Deferred revenues primarily represents unrecognized fees billed or collected for extended service arrangements. The deferred revenue balance at March 31, 2021 and December 31, 2020 was $66.2 million and $60.0 million, respectively. The short-term deferred revenue balance at March 31, 2021 and December 31, 2020 was $48.0 million and $42.5 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income.

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Change in our warranty liability for the three month period ended March 31, 2021 and 2020 were as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Balance at beginning of period	$9.8	$9.0
Provision for warranty	2.7	1.9
Actual warranty costs	(2.6)	(2.7)
Balance at end of period	$9.9	$8.2

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

Changes in our allowance for doubtful accounts were as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Balance at beginning of period	$19.8	$20.2
Provision (recovery) for expected credit losses	(0.6)	(0.8)
Write-offs charged against the allowance	(0.6)	(0.5)
Balance at end of period	$18.6	$18.9

Recent Accounting Pronouncements Adopted

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848)"  The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.  The ASU is effective as of March 12, 2020 through December 31, 2022.  We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.  The ASU is currently not expected to have a material impact on our condensed consolidated financial statements.
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

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes," which eliminates certain exceptions within ASC 740, Income Taxes, and clarifies other aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 was effective for fiscal years beginning after
December 15, 2020, with any adjustments reflected as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the condensed consolidated financial statements.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2021 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$29.3	$—	$29.3
U.S. government sponsored agencies	—	2.6	—	2.6
Time deposits	8.7	10.0	—	18.7
Money market funds	61.3	—	—	61.3
Total cash equivalents (a)	70.0	41.9	—	111.9
Restricted investments (b)	6.8	—	—	6.8
Equity securities (c)	10,524.3	—	—	10,524.3
Available-for-sale investments:
Corporate debt securities	—	162.2	—	162.2
U.S. government sponsored agencies	—	71.8	—	71.8
Foreign government obligations	—	4.0	—	4.0
Other foreign obligations	—	2.1	—	2.1
Municipal obligations	—	14.1	—	14.1
Asset-backed securities	—	28.1	—	28.1
Total available-for-sale investments (d)	—	282.3	—	282.3
Forward foreign exchange contracts (e)	—	0.6	—	0.6
Total financial assets carried at fair value	$10,601.1	$324.8	$—	$10,925.9

Financial liabilities carried at fair value:
Forward foreign exchange contracts (f)	$—	$1.1	$—	$1.1
Contingent consideration (g)	—	—	0.7	0.7
Total financial liabilities carried at fair value	$—	$1.1	$0.7	$1.8

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2020 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$41.7	$—	$41.7
Time deposits	17.6	10.0	—	27.6
Asset-backed securities	—	0.9	—	0.9
U.S. government sponsored agencies	—	2.5	—	2.5
Money market funds	60.1	—	—	60.1
Total cash equivalents (a)	77.7	55.1	—	132.8
Restricted investments (b)	6.7	—	—	6.7
Equity securities (c)	9,582.4	—	—	9,582.4
Available-for-sale investments:
Corporate debt securities	—	133.2	—	133.2
U.S. government sponsored agencies	—	76.9	—	76.9
Foreign government obligations	—	4.0	—	4.0
Other foreign obligations	—	2.1	—	2.1
Municipal obligations	—	15.2	—	15.2
Asset-backed securities	—	36.2	—	36.2
Total available-for-sale investments (d)	—	267.6	—	267.6
Forward foreign exchange contracts (e)	—	1.0	—	1.0
Total financial assets carried at fair value	$9,666.8	$323.7	$—	$9,990.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (f)	$—	$1.0	$—	$1.0
Contingent consideration (g)	—	—	0.7	0.7
Total financial liabilities carried at fair value	$—	$1.0	$0.7	$1.7

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2021	December 31, 2020
Restricted investments	$5.6	$5.6
Other investments	1.2	1.1
Total	$6.8	$6.7

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2021	December 31, 2020
Short-term investments	$64.2	$61.4
Other investments	10,460.1	9,521.0
Total	$10,524.3	$9,582.4

The change in fair market value on our equity securities for the three months ended March 31, 2021 was a $1,179.4 million gain, which was primarily due to our investment in Sartorius AG and is recorded in our condensed consolidated statements of income.

As of March 31, 2021, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 37% of the ordinary outstanding voting shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of March 31, 2021.

(d) Available-for-sale investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2021	December 31, 2020
Short-term investments	$282.2	$267.5
Other investments	0.1	0.1
Total	$282.3	$267.6

(e) Forward foreign exchange contracts in an asset position are included in other current assets in the condensed consolidated balance sheets.

(f) Forward foreign exchange contracts in a liability position are included in other current liabilities in the condensed consolidated balance sheets.

(g) Contingent consideration liability is included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2021	December 31, 2020
Other current liabilities	$0.6	$0.6
Other long-term liabilities	0.1	0.1
Total	$0.7	$0.7

During the fourth quarter of 2019, we recognized a contingent consideration liability for earn-out targets related to our acquisition of a foreign distributor. The first earn-out payment of $0.7 million was paid by the acquisition date and the remaining payment is anticipated to be paid in the first half of 2021. The maximum earn-out payment due is $1.4 million. The contingent consideration was accrued at its estimated fair value of $0.6 million as of March 31, 2021 which is unchanged from the fair value at December 31, 2020.

During the second quarter of 2020, we recognized a contingent consideration liability upon our acquisition of Celsee, Inc. which represents the future potential earn-out payments of up to $60.0 million payable in cash upon the achievement of certain net revenues for the period beginning on January 1, 2021 and ending on December 31, 2022. The fair value of the earn-out as of the Acquisition Date was approximately $0.1 million which was determined by using a Black-Scholes-Merton option-pricing valuation model that includes significant assumptions and unobservable inputs such as the projected revenues of Celsee over the earn-out period and the probability of the earn-out threshold being met. The fair value of the contingent consideration is remeasured at each reporting period based on the assumptions and inputs on the date of remeasurement. The achievement of net revenues was not met as of March 31, 2021 and therefore the fair value of the earn-out remained unchanged at approximately $0.1 million as of March 31, 2021.

To estimate the fair value of Level 2 debt securities as of March 31, 2021, our primary pricing provider uses Reuters as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Reuters does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Fair Value
Short-term investments:
Corporate debt securities	$160.3	$1.9	$—	$—	$162.2
Municipal obligations	14.0	0.1	—	—	14.1
Asset-backed securities	27.7	0.3	—	—	28.0
U.S. government sponsored agencies	70.6	1.3	(0.1)	—	71.8
Foreign government obligations	4.0	—	—	—	4.0
Other foreign obligations	2.1	—	—	—	2.1
	278.7	3.6	(0.1)	—	282.2
Long-term investments:
Asset-backed securities	0.1	—	—	—	0.1
	0.1	—	—	—	0.1
Total	$278.8	$3.6	$(0.1)	$—	$282.3

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2021 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$173.6	$174.1
Mature in one to five years	66.2	67.9
Mature in more than five years	39.0	40.3
Total	$278.8	$282.3

Available-for-sale investments consist of the following (in millions):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$130.5	$2.7	$—	—	$133.2
Municipal obligations	15.0	0.2	—	—	15.2
Asset-backed securities	35.8	0.3	—	—	36.1
U.S. government sponsored agencies	74.7	2.2	—	—	76.9
Foreign government obligations	4.0	—	—	—	4.0
Other foreign obligations	2.1	—	—	—	2.1
	262.1	5.4	—	—	267.5
Long-term investments:
Asset-backed securities	0.1	—	—	—	0.1
	0.1	—	—	—	0.1
Total	$262.2	$5.4	$—	$—	$267.6

The following is a summary of investments with gross unrealized losses and the associated fair value (in millions):

	March 31, 2021
	Less than 12 months		Greater than 12 months		Total
Description of securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored agencies	7.4	0.1	—	—	7.4	0.1
Total	$7.4	$0.1	$—	$—	$7.4	$0.1

The unrealized losses of $0.1 million as of March 31, 2021 are due to a number of factors, including changes in interest rates, changes in economic conditions and changes in market outlook for various industries, among others.

There were no significant unrealized losses as of December 31, 2020 in either the less than or greater than 12 month categories.
Our evaluation of credit losses for available-for-sale debt securities included the extent to which the fair value is less than the amortized cost basis, adverse conditions specifically related to the debt security, an industry or geographic area, and any changes in the rating of a security by a rating agency. Credit loss impairments are limited to the amount that the fair value of an instrument is less than its amortized cost basis.

At March 31, 2021, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of March 31, 2021.

Included in other current assets are $1.4 million of interest receivable as of March 31, 2021 and December 31, 2020, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the three months ended March 31, 2021, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes.  We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date.  The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2021 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties.  The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in foreign currency exchange losses, net in the condensed consolidated statements of income.

The following is a summary of our forward foreign exchange contracts (in millions):

March 31,
2021
Contracts maturing in April through June 2021 to sell foreign currency:
Notional value	$284.0
Unrealized loss	$0.4
Contracts maturing in April through June 2021 to purchase foreign currency:
Notional value	$252.3
Unrealized gain or loss	$—

Included in other investments in the condensed consolidated balance sheets are investments without readily determinable fair value measured at cost with adjustments for observable price changes in price or impairments. The carrying value of these investments was $6.5 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively.

Also included in other investments in the condensed consolidated balance sheets are our equity method investments, for which our share of the equity method investees earnings is included in other income, net in our condensed consolidated statements of income. The carrying value of these investments was $35.2 million and $38.4 million as of March 31, 2021 and December 31, 2020, respectively.

3    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of March 31, 2021 and December 31, 2020:
Goodwill	277.9	349.2	627.1
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$236.1	$55.8	$291.9

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	March 31, 2021
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.47	$112.4	$(85.6)	$26.8
Know how	4.50	192.7	(172.6)	20.1
Developed product technology	13.83	217.1	(108.6)	108.5
Licenses	7.51	65.2	(38.0)	27.2
Tradenames	7.71	6.4	(4.2)	2.2
Covenants not to compete	3.66	4.6	(2.2)	2.4
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		598.5	(411.3)	187.2
In-process research and development		4.6	—	4.6
Total purchased intangible assets		$603.1	$(411.3)	$191.8

	December 31, 2020
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.51	$116.6	$(87.2)	$29.4
Know how	4.75	196.6	(175.4)	21.2
Developed product technology	14.00	218.1	(107.1)	111.0
Licenses	7.73	65.6	(37.4)	28.2
Tradenames	7.82	6.6	(4.2)	2.4
Covenants not to compete	3.87	4.5	(2.0)	2.5
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		608.1	(413.4)	194.7
In-process research and development		4.8	—	4.8
Total purchased intangible assets		$612.9	$(413.4)	$199.5

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020

Amortization expense	$7.2	$5.9

4.    SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income	$977.4	$685.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.7	33.6
Reduction in the carrying amount of right-of-use assets	9.8	9.6
Share-based compensation	11.7	9.7
Gains on dispositions of securities	(0.1)	(0.4)
Other-than-temporary impairment losses on investment	0.8	—
Changes in fair market value of equity securities	(1,179.4)	(827.7)
Losses on dispositions of fixed assets	0.3	0.1
Changes in fair value of contingent consideration	—	(0.1)
Payments for operating lease liabilities	(9.9)	(9.3)
Decrease in accounts receivable	1.3	2.2
Decrease (increase) in inventories	5.8	(13.7)
Increase in other current assets	(37.5)	(9.5)
Decrease in accounts payable and other current liabilities	(44.5)	(25.6)
Increase in income taxes payable	27.3	20.9
Increase in deferred income taxes	274.8	171.8
Increase in other long term liabilities	43.8	15.7
Other	(0.7)	(0.4)
Net cash provided by operating activities	$113.6	$62.8

Non-cash investing activities:
Purchased property, plant and equipment	$4.7	$6.0
Purchased marketable securities and investments	$—	$2.7

5.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2021	December 31, 2020
Finance leases and other debt	$12.6	$14.1
Less current maturities	(1.7)	(1.8)
Long-term debt	$10.9	$12.3

Credit Agreement

In April 2019, Bio-Rad entered into a $200.0 million unsecured revolving credit facility ("Credit Agreement"). Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of March 31, 2021; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of March 31, 2021. The Credit Agreement matures in April 2024. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.315% at March 31, 2021, which is based on the 3-month LIBOR.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of March 31, 2021.

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2021:	$298.6	$(26.0)	$9.8	$282.4
Other comprehensive (loss) income, before reclassifications	(214.7)	1.7	(1.9)	(214.9)
Amounts reclassified from Accumulated other comprehensive income	—	0.5	(0.1)	0.4
Income tax effects	0.4	(0.3)	0.4	0.5
Other comprehensive (loss) income, net of income taxes	(214.3)	1.9	(1.6)	(214.0)
Balances as of March 31, 2021:	$84.3	$(24.1)	$8.2	$68.4

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2020:	$(72.4)	$(22.2)	$7.2	$(87.4)
Other comprehensive (loss) income, before reclassifications	(62.9)	0.2	—	(62.7)
Amounts reclassified from Accumulated other comprehensive income	—	0.3	(0.4)	(0.1)
Income tax effects	0.9	0.2	0.1	1.2
Other comprehensive (loss) income, net of income taxes	(62.0)	0.7	(0.3)	(61.6)
Balances as of March 31, 2020:	$(134.4)	$(21.5)	$6.9	$(149.0)

All amounts reclassified out of accumulated other comprehensive income were reclassified into other income, net in the condensed consolidated statements of income. The reclassification adjustments are calculated using the specific identification method.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Basic weighted average shares outstanding	29,823	29,865
Effect of potentially dilutive stock options and restricted stock awards	363	331
Diluted weighted average common shares	30,186	30,196
Anti-dilutive shares	23	62

8.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2021	2020
Interest and investment income	$(18.3)	$(2.8)
Net realized gains on investments	(0.1)	(0.4)
Other-than-temporary impairment loss on investment	0.8	—
Other expense (income)	0.2	(0.1)
Other (income), net	$(17.4)	$(3.3)

9.    INCOME TAXES

Our effective income tax rate was 24.7% and 23.7% for the three months ended March 31, 2021 and 2020, respectively.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain foreign deferred tax assets will not be realized as of March 31, 2021, and have maintained a valuation allowance on such deferred tax assets.

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

Our gross unrecognized tax benefits were $57.5 million and $55.8 million as of March 31, 2021 and December 31, 2020, respectively. The increase to our gross unrecognized tax benefits is primarily the result of a $1.7 million net increase in tax positions taken in the current year net of foreign currency translation adjustments.

As of March 31, 2021, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $16.7 million primarily related to various foreign jurisdictions.

10.    SEGMENT INFORMATION

Information regarding operating segments for the three months ended March 31, 2021 and 2020 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2021	$366.5	$358.5	$1.8
	2020	$227.2	$340.3	$4.1

Segment net profit (loss)	2021	$102.3	$(1.9)	$0.1
	2020	$23.7	$43.8	$1.1

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. Our chief operating decision maker ("CODM") views all operating expenses, interest expense and corporate overhead as directly supporting the strategies of our segments. As a result, starting in 2021 these costs are fully allocated to our reportable segments. Prior to this change, the difference between total segment allocated interest expense, depreciation and amortization, and the corresponding consolidated amounts was attributable to our corporate headquarters.

The historical segment information has been recast to conform to the current allocation methodology of corporate operating and other expenses to the segments.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before income taxes (in millions):

	Three Months Ended
	March 31,
	2021	2020
Total segment profit	$100.5	$68.6
Foreign currency exchange losses, net	(0.1)	(0.9)
Change in fair market value of equity securities	1,179.4	827.7
Other income, net	17.4	3.3
Consolidated income before income taxes	$1,297.2	$898.7

11.    LEGAL PROCEEDINGS

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

12.    RESTRUCTURING COSTS

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in Europe and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from Europe to Asia. The restructuring plan will be implemented in phases and is expected to be substantially complete by the end of 2022. The liability of $71.2 million as of March 31, 2021 consisted of $35.2 million recorded in Accrued payroll and employee benefits and $36.0 million recorded in Other long-term liabilities in the condensed consolidated balance sheets. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense were $23.9 million, $34.7 million and $17.0 million in the condensed consolidated statements of income for the three months ended March 31, 2021, respectively. The amounts are preliminary estimates based on the information currently available to management. It is possible that additional adjustments and future cash payments could occur in relation to the restructuring actions.

The following table summarizes the activity of our European reorganization restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2020:	$—	$—	$—
Charged to expense - employee termination benefits	12.9	62.7	75.6
Cash payments	(0.1)	(1.9)	(2.0)
Foreign currency translation gains	(0.4)	(2.0)	(2.4)
Balances as of March 31, 2021:	$12.4	$58.8	$71.2

13.    LEASES: FINANCE AND OPERATING WHERE WE ACT AS LESSEE

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

The components of lease expense were as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$11.7	$12.6

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$0.3	$0.3

Sublease income	$0.7	$0.7
The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for both the three months ended March 31, 2021 and 2020. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for both the three months ended March 31, 2021 and 2020.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.8	$11.4
Operating cash flows from finance leases	$0.1	$0.2
Financing cash flows from finance leases	$0.2	$0.1

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4.2	$10.8
Finance leases	$—	$—
Supplemental balance sheet information related to leases was as follows (in millions):

	March 31, 2021	December 31, 2020

Operating Leases
Operating lease right-of-use assets	$196.2	$202.1

Current operating lease liabilities	$39.3	$36.5
Operating lease liabilities	168.3	175.1
Total operating lease liabilities	$207.6	$211.6

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities (in millions):

	March 31, 2021	December 31, 2020

Finance Leases
Property, plant and equipment, gross	$12.2	$12.2
Less: accumulated depreciation and amortization	(5.1)	(5.0)
Property, plant and equipment, net	$7.1	$7.2

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	10.9	11.0
Total finance lease liabilities	$11.4	$11.5

	March 31, 2021	December 31, 2020

Weighted Average Remaining Lease Term
Operating leases - in years	8	8
Finance leases - in years	16	16

Weighted Average Discount Rate
Operating leases	3.9%	3.9%
Finance leases	6.2%	6.2%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2021 (excluding the three months ended March 31, 2021)	$35.3	$1.0
2022	38.6	1.3
2023	32.4	1.2
2024	26.4	1.1
2025	23.1	1.1
Thereafter	90.6	14.0
Total lease payments	246.4	19.7
Less imputed interest	(38.8)	(8.3)
Total	$207.6	$11.4

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher-turn over.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2020 and the condensed consolidated financial statements for the three months ended March 31, 2021.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty is the withdrawal of the United Kingdom from the European Union. Approximately 37% of our year-to-date 2021 consolidated net sales are derived from the United States and approximately 63% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

COVID-19

The full impact of the COVID-19 pandemic continues to be inherently uncertain at the time of this report. The COVID-19 pandemic has impacted and, we expect, will continue to disrupt parts of our business operations, impacting our financial conditions and results of operations in a variety of ways. We saw strong demand for products associated with COVID-19 testing and related research. For more discussions relating to the impacts on the COVID-19 pandemic, please see "Item 1A. Risk Factors" to this Form 10-Q.

Restructuring

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in Europe and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from Europe to Asia. The restructuring plan will be implemented in phases and is expected to be substantially complete by the end of 2022. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense were $23.9 million, $34.7 million and $17.0 million in the condensed consolidated statements of income for the three months ended March 31, 2021, respectively. As of March 31, 2021, we have a restructuring accrual of $71.2 million. The amounts are preliminary estimates based on the information currently available to management.

Results of Operations

The following table shows cost of goods sold, gross profit, components of operating expense, change in fair market value of equity securities, and net income as a percentage of net sales:

	Three Months Ended
	March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	44.9	44.5
Gross profit	55.1	55.5
Selling, general and administrative expense	31.1	33.9
Research and development expense	10.2	8.6
Change in fair market value of equity securities	162.3	144.8
Net income	134.5	120.0

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three months ended March 31, 2021, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Three Months Ended March 31, 2021 Compared to
Three Months Ended March 31, 2020

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the first quarter of 2021 were $726.8 million compared to $571.6 million in the first quarter of 2020, an increase of 27.1%.  Excluding the impact of foreign currency, first quarter 2021 sales increased by approximately 23.4% compared to the same period in 2020. Currency neutral sales increased in all regions, led by Asia Pacific and Europe.

The Life Science segment sales for the first quarter of 2021 were $366.5 million, an increase of 61.3% compared to the same period last year.  On a currency neutral basis, sales increased 56.9% compared to the first quarter in 2020. Currency neutral sales were up in nearly all product lines but were primarily driven by growth in our qPCR, Western Blotting, Droplet Digital PCR, and Process Media products. A significant portion of the Life Sciences segment growth came from products used to support COVID-19 research and testing. All regions experienced double digit currency neutral sales growth compared to the first quarter of 2020.

The Clinical Diagnostics segment sales for the first quarter of 2021 were $358.5 million, an increase of 5.4% compared to the same period last year.  On a currency neutral basis, sales increased 2.2% compared to the first quarter in 2020.  The currency neutral sales increase was primarily driven by the recovery in our diabetes monitoring business and the continuing performance of the quality controls business, especially in Asia Pacific.

Consolidated gross margins were 55.1% for the first quarter of 2021 compared to 55.5% for the first quarter of 2020.  Life Science segment gross margins for the first quarter of 2021 increased from the prior year period by approximately 6.0 percentage points. Favorable product mix related to higher sales of Gene Expression and Process Media products and lower production costs drove the margins higher. Clinical Diagnostics segment gross margins for the first quarter of 2021 decreased by approximately 7.7 percentage points from the same period last year. Clinical Diagnostics margins were significantly impacted by $23.9 million in expenses related to the restructuring plan that was announced in February 2021.

Selling, general and administrative expenses (SG&A) increased to $225.9 million or 31.1% of sales for the first quarter of 2021 compared to $193.7 million or 33.9% of sales for the first quarter of 2020.  The increase to SG&A was primarily related to $34.7 million in expenses related to the restructuring plan announced in February 2021.

Research and development (R&D) expense increased to $73.9 million or 10.2% of sales in the first quarter of 2021 compared to $49.3 million or 8.6% of sales in the first quarter of 2020.  Life Science segment R&D increased in the first quarter of 2021 compared to the prior year period, primarily from increased headcount from the Celsee acquisition, increased personnel costs, and increased investment in outside services to complete projects in key investment areas. Clinical Diagnostics segment R&D increased in the first quarter of 2021 from the prior year period, primarily due to $17.0 million in expenses related to the restructuring plan announced in February 2021.

Results of Operations – Non-operating

Interest expense for the first quarter of 2021 and 2020 was $0.4 million and $5.7 million, respectively, a decrease of $5.3 million primarily due to the repayment of the $425.0 million principal amount of Senior Notes in December 2020.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net losses were $0.1 million for the first quarter of 2021 compared to $0.9 million for the first quarter of 2020. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities was a gain of $1.18 billion and $827.7 million for the first quarter of 2021 and 2020, respectively, primarily resulting from the recognition of higher holding gains in the first quarter of 2021 compared to the first quarter of 2020 on our position in Sartorius AG.

Other income, net for the first quarter of 2021 was $17.4 million compared to $3.3 million for the first quarter of 2020. The increase of $14.1 million of income was primarily due to Sartorius AG dividends of $19.0 million that were declared in the first quarter of 2021 compared to no Sartorius AG dividends in the first quarter of 2020, partially offset by $4.7 million of lower investment income compared to the first quarter of 2020.

Our effective income tax rate was 24.7% and 23.7% for the three months ended March 31, 2021 and 2020, respectively. The increase in our effective income tax rate was due to the restructuring initiative announced in February 2021.

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

As of March 31, 2021, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $16.7 million. Substantially all such amounts will impact our effective income tax rate.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement) that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of March 31, 2021, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

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

At March 31, 2021, we had available $1.03 billion in cash, cash equivalents and short-term investments, of which approximately 31% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Cash Flows from Operations

Net cash provided by operations was $113.6 million compared to $62.8 million for the three months ended March 31, 2021 and 2020, respectively.  The increase in operating cash flows was primarily due to higher cash received from customers as a result of the growth in sales for product lines used for COVID-19, and higher investment income as we received the Sartorius AG ordinary dividends in the first quarter of 2021 compared to receiving no Sartorius AG dividends in the first quarter of 2020. These increases were partially offset by higher cash paid to suppliers primarily for materials associated with COVID-19 products, cash paid for employee related expenses such as salaries, bonuses and benefits, and to a lesser extent for employee restructuring programs. The increases were also partially offset by higher income taxes paid.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of capital expenditures and activity related to the purchases, sales and maturities of marketable securities.

Net cash used in investing activities was $48.3 million and $12.4 million for the for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily attributable to a $38.0 million increase in net cash outflows from maturities, sales and purchases of marketable securities and investments, partially offset by lower capital expenditures.
Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash used for purchases of treasury stock and payments for contingent consideration, and cash proceeds from the issuance of common stock for share-based compensation.

Net cash used in financing activities was $47.3 million and $98.6 million for the three months ended March 31, 2021, and 2020, respectively. This decrease was primarily attributable to a $50.0 million decrease in cash used to purchase treasury stock.

Treasury Shares

During the first quarter of 2021, we repurchased 89,506 shares of Class A common stock for $50.0 million under our Share Repurchase Program compared to the repurchase of 291,941 shares of our Class A common stock for $100.0 million in 2020. No shares were purchased for the remainder of 2020. We designated these repurchased shares as treasury stock. As of March 31, 2021, $223.1 million remained under the Share Repurchase Program.

Recent Accounting Pronouncements Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2021, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11, “Legal Proceedings” in the Notes to the condensed consolidated financial statements of Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In evaluating our business and whether to invest in any of our securities, you should carefully read the following risk factors in addition to the other information contained in this report. We believe that any of the following risks could have a material effect on our business, results of operations or financial condition, our industry or the trading price of our common stock. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. We cannot predict these new risks and uncertainties, nor can we assess the extent to which any such new risks and uncertainties or the extent to which the risks and uncertainties set forth below may adversely affect our business, results of operations, financial condition, our industry or the trading price of our common stock. Please carefully consider the following discussion of significant factors, events and uncertainties that make an investment in our securities risky and provide important information for the understanding of the “forward-looking” statements discussed this report. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in this report, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of these risks discussed below.

Business, Economic, Legal and Industry Risks

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have affected and could materially adversely affect our business, operations, financial condition, and results of operations.

Although we expect that vaccinations for COVID-19 will continue to improve conditions, the COVID-19 pandemic is having and is expected to continue to have an adverse effect on the United States and global economies, as well as on aspects of our operations and those of third parties on whom we rely. The COVID-19 pandemic has impacted and, we expect, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways.

Although demand has increased for certain of our products being used in fighting the COVID-19 pandemic, we are experiencing some decreases in product demand in certain of our other businesses. Many of our customers continue to have reduced or modified operations to various extents, resulting in labs, universities and other customers' facilities being opened at reduced capacity, hospital visits have declined as people delay elective surgeries and avoid non-essential trips to the hospital, and routine diagnostic testing has slowed. Although certain locations have experienced an improvement in conditions related to the pandemic, we expect that parts of our business will continue to suffer negative impacts from the pandemic even as conditions improve in some locations. An improvement in the COVID-19 pandemic conditions may result in a decrease in demand for our products being used in fighting the COVID-19 pandemic and have a negative impact on our financial results.

On the supply side, we continue to experience some challenges with the supply of raw materials and components used in the production of our products, with some suppliers operating at reduced or modified capacity and otherwise unable to meet our increased demand for raw materials and inputs to manufacture our products being used in fighting the COVID-19 pandemic. In addition, we continue to experience some transportation challenges in moving goods across regions, including reduced freight availability as many airlines have significantly scaled back flight operations and increased freight surcharges due to reduced freight capacity. Countries have closed their borders and imposed travel restrictions and may continue to impose measures that restrict the movement of our goods. While we have not experienced significant raw material cost increases as a result of the COVID-19 pandemic, we may experience such cost increases in the future. The invocation by the U.S. federal government of the Defense Production Act of 1950 with respect to our manufacturing operations, or the enforcement of comparable laws by other governmental entities, could disrupt our manufacturing and distribution operations.

With respect to our personnel, as a critical health care supplier, we continue to keep essential production, distribution and service teams onsite working in manufacturing and supply chain facilities throughout the world. Although we are adhering to government mandated and Environmental, Health and Safety protocols, an outbreak of COVID-19 at one or more of our facilities could nonetheless cause shutdowns of facilities and a reduction in our workforce, which could dramatically affect our ability to operate our business and our financial results.

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

We have significant international operations. We have direct distribution channels in over 36 countries outside the United States, and during the three months ended March 31, 2021 our foreign entities generated 63% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) is causing some disruption to the free movement of goods, services and people between the United Kingdom and the European Union and could result in increased regulatory, legal, labor and tax complexities.

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
Changes in the market value of our position in Sartorius AG will continue to materially impact our consolidated statements of income and other financial statements. A decline in the market value of our position in Sartorius AG will result in significant losses due to write-downs in the value of the equity securities. An increase in the market value of our position in Sartorius AG will result in a significant and favorable impact to net income independent of the actual operating performance of our business. As a result of the market value of our position in Sartorius AG, we might be deemed to be an “investment company” under Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), even though we are primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. Because the Company might be deemed an investment company under the Investment Company Act based on the market value of our position in Sartorius AG alone, the Company has limited access to the capital markets and may not be able to obtain additional financing until it is determined that the Company is not an investment company. The Company does not believe it is an investment company and intends to continue to conduct our operations so that we will not be deemed an investment company. If the Company were deemed to be an investment company such determination could have a material adverse effect on our business.

Our share price may change significantly based upon changes in the market valuation of Sartorius AG, and such change are unrelated to the actual performance of our business. Non-operating income for a period may be significantly impacted by the timing of dividends paid by Sartorius AG, particularly in comparison to prior year periods.

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

We made significant changes to our organizational structure over the past few years. We have continued to reorganize aspects of our European operations since 2016, including the reorganization announced in February 2021. At the beginning of 2020, we restructured the Clinical Diagnostics segment based on functional groups rather than product line divisions. These changes may have unintended consequences, such as distraction of our management and employees, business disruption, some disruption of supply, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

In recent years, we have been faced with very challenging global economic conditions. The COVID-19 pandemic, as discussed above, is currently causing disruptions to global economic conditions. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. A deterioration in the global economic environment may, and is currently, resulting generally in some decrease in demand for certain of our products not being used in fighting the COVID-19 pandemic, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may, and currently is, also adversely affecting our suppliers, which could result in interruptions in supply in the future. Additionally, the United States and other countries, such as China and India, recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding the COVID-19 pandemic and our international operations above and regarding government regulations below.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, in April 2017 the European Parliament voted to enact final regulations that include broad changes regarding in vitro diagnostic devices and medical devices, which will require us to modify or re-register some products and will result in additional costs. In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Brexit is resulting in additional regulatory requirements associated with goods sold in the United Kingdom and will likely result in additional complexities and possible delays with respect to goods, raw materials and personnel moving between the United Kingdom and the European Union. In addition, new government administrations may interpret existing regulations or practices differently. For example, the Mexican health regulatory agency COFEPRIS in 2019 cited Bio-Rad’s Mexican subsidiary for operating practices that had been endorsed by a prior administration, which has impacted our ability to conduct our Clinical Diagnostics business in Mexico. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Certain tenders in China and India also are including local manufacturing preferences or requirements. Such regulations could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our international operations and regarding global economic and geopolitical conditions above.

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

Our products are very technical in nature, and we operate in a complex and competitive business environment. In general, only highly qualified and well-trained scientists have the necessary skills to develop, market and sell our products, and many of our manufacturing positions require very specialized knowledge and skills. In addition, the global nature of our business also requires that we have sophisticated and experienced staff to comply with increasingly complex international laws and regulations. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. In particular, the job market in Northern California, where many of our employees are located, is very competitive. If we do not offer competitive compensation and benefits, we may fail to retain or attract a sufficient number of qualified personnel, which could impair our ability to properly run our business.

A reduction or interruption in the supply of components and raw materials could adversely affect our manufacturing operations and related product sales.

The manufacture of many of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. If our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner could be adversely affected, which would adversely affect our ability to sell our products. See also our risk factor regarding the COVID-19 pandemic above.

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

On March 31, 2021, the current U.S. presidential administration proposed the “American Jobs Plan” to create domestic jobs, rebuild national infrastructure and increase American competitiveness. To fund its cost, the administration also proposed the “Made in America Tax Plan”. If enacted, our effective tax rate and cash tax liability will increase and could materially impact our financial statements.

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

As of March 31, 2021, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which has been utilized for domestic standby letters of credit. Our existing credit facility and agreements we may enter in the future, contain or may contain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Existing covenants place restrictions on our ability to, among other things: incur additional debt; acquire other businesses or assets through merger or purchase; create liens; make investments; enter into transactions with affiliates; sell assets; in the case of some of our subsidiaries, guarantee debt; and declare or pay dividends, redeem stock or make other distributions to stockholders. Our existing credit facility also requires that we comply with certain financial ratios, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock (“Share Repurchase Program”). In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow us to repurchase up to an additional $200.0 million of stock. As of March 31, 2021, $223.1 million remained under the Share Repurchase Program.
Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2021	—	$—	—	$273.1
February 1 to February 28, 2021	—	$—	—	$273.1
March 1 to March 31, 2021	89,506 Class A	$558.60	89,506 Class A	$223.1

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders.

Bio-Rad Laboratories, Inc. (the “Company”) held its Annual Meeting of Stockholders on April 27, 2021. The matters voted upon at the meeting and the results of those votes are set forth below.

1. Each of the nominated directors was elected and received the affirmative vote of a majority of the votes cast in the respective class of Common Stock, as follows:

	Class of Common Stock to Elect	Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
Melinda Litherland	Class A	17,503,731	1,730,341	37,580	2,003,086
Arnold A. Pinkston	Class A	16,097,255	3,136,398	37,999	2,003,086
Jeffrey L. Edwards	Class B	4,908,297	374	26	77,156
Gregory K. Hinckley	Class B	4,908,297	374	26	77,156
Alice N. Schwartz	Class B	4,905,030	3,641	26	77,156
Norman Schwartz	Class B	4,905,647	3,024	26	77,156

2. The proposal to ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2021 was ratified and received the affirmative vote of a majority of the voting power of the holders of Class A and Class B Common Stock, as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
7,095,589	13,964	3,773	—

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	April 30, 2021	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	April 30, 2021	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer