Form 10-Q
period 2021-06-30
BIO-RAD LABORATORIES, INC.
filed 2021-07-30
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at July 23, 2021:	Class A -	24,703,746	Class B -	5,068,809

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2021

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS:	(Unaudited)
Cash and cash equivalents	$732,836	$662,205
Short-term investments	428,562	328,913
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $17,331 at 2021 and $19,807 at 2020	399,307	419,424
Inventories:
Raw materials	120,145	126,911
Work in process	148,572	151,931
Finished goods	330,272	343,411
Total inventories	598,989	622,253
Prepaid expenses	110,603	90,621
Other current assets	13,236	10,859
Total current assets	2,289,093	2,139,835
Property, plant and equipment	1,447,596	1,452,761
Less: accumulated depreciation and amortization	(965,595)	(961,390)
Property, plant and equipment, net	482,001	491,371
Operating lease right-of-use assets	190,233	202,136
Goodwill, net	291,916	291,916
Purchased intangibles, net	184,852	199,497
Other investments	11,580,390	9,561,140
Other assets	99,071	86,723
Total assets	$15,117,556	$12,972,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	June 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$133,457	$139,451
Accrued payroll and employee benefits	208,888	222,875
Current maturities of long-term debt and notes payable	1,736	1,798
Income and other taxes payable	52,421	57,335
Current operating lease liabilities	35,608	36,507
Other current liabilities	154,942	173,570
Total current liabilities	587,052	631,536
Long-term debt, net of current maturities	10,779	12,258
Deferred income taxes	2,542,189	2,076,785
Operating lease liabilities	163,914	175,128
Other long-term liabilities	218,742	196,971
Total liabilities	3,522,676	3,092,678

Stockholders’ equity:
Class A common stock, shares issued 25,095,586 and 25,072,619 at 2021 and 2020, respectively; shares outstanding 24,702,495 and 24,767,870 at 2021 and 2020, respectively	2	2
Class B common stock, shares issued and outstanding, 5,070,060 at 2021 and 5,076,186 at 2020	1	1
Additional paid-in capital	459,698	429,376
Class A treasury stock at cost, 393,091 at 2021 and 304,749 shares at 2020	(149,462)	(99,907)
Retained earnings	11,159,475	9,268,012
Accumulated other comprehensive income	125,166	282,456
Total stockholders’ equity	11,594,880	9,879,940
Total liabilities and stockholders’ equity	$15,117,556	$12,972,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net sales	$715,931	$536,880	$1,442,727	$1,108,524
Cost of goods sold	314,333	243,892	640,502	498,168
Gross profit	401,598	292,988	802,225	610,356
Selling, general and administrative expense	213,425	189,262	439,278	382,954
Research and development expense	63,391	51,984	137,303	101,287
Income from operations	124,782	51,742	225,644	126,115
Interest expense	363	5,740	761	11,430
Foreign currency exchange (gains) losses, net	(1,761)	774	(1,690)	1,702
Change in fair market value of equity securities	(1,030,691)	(1,183,488)	(2,210,094)	(2,011,159)
Other expense (income), net	96	(17,229)	(17,311)	(20,502)
Income before income taxes	1,156,775	1,245,945	2,453,978	2,144,644
Provision for income taxes	(242,661)	(279,516)	(562,450)	(492,303)
Net income	$914,114	$966,429	$1,891,528	$1,652,341

Basic earnings per share:
Net income per basic share	$30.71	$32.59	$63.49	$55.52
Weighted average common shares - basic	29,764	29,652	29,793	29,759

Diluted earnings per share:
Net income per diluted share	$30.32	$32.15	$62.70	$54.84
Weighted average common shares - diluted	30,148	30,058	30,167	30,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$914,114	$966,429	$1,891,528	$1,652,341
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	56,084	84,475	(158,241)	22,465
Foreign other post-employment benefits adjustments, net of income taxes	741	(141)	2,599	590
Net unrealized holding gain (loss) on available-for-sale (AFS) debt investments, net of income taxes	(93)	3,479	(1,648)	3,151
Other comprehensive income (loss), net of income taxes	56,732	87,813	(157,290)	26,206
Comprehensive income	$970,846	$1,054,242	$1,734,238	$1,678,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Cash received from customers	$1,456,601	$1,127,141
Cash paid to suppliers and employees	(1,131,533)	(959,300)
Interest paid, net	(1,536)	(10,847)
Income tax payments, net	(77,573)	(10,005)
Dividend proceeds and miscellaneous receipts, net	22,293	6,092
(Payments for) proceeds from forward foreign exchange contracts, net	(18)	1,849
Net cash provided by operating activities	268,234	154,930
Cash flows from investing activities:
Capital expenditures	(42,935)	(39,707)
Proceeds from dispositions of property, plant and equipment	13	33
Proceeds from divestiture of a division	—	12,240
Payments for acquisitions, net of cash received	—	(96,889)
Payments for purchases of intangible assets	—	(100)
Payments for purchases of marketable securities and investments	(255,277)	(172,663)
Proceeds from sales of marketable securities and investments	32,801	62,894
Proceeds from maturities of marketable securities and investments	116,794	133,197
Net cash used in investing activities	(148,604)	(100,995)
Cash flows from financing activities:
Payments on long-term borrowings	(1,523)	(1,597)
Payments of contingent consideration	(561)	(1,265)
Proceeds from issuances of common stock for share-based compensation	8,107	8,202
Tax payments from net share settlement	(507)	(6,931)
Payments for purchases of treasury stock	(49,998)	(100,005)
Net cash used in financing activities	(44,482)	(101,596)
Effect of foreign exchange rate changes on cash	(5,102)	(2,858)
Net increase (decrease) in cash, cash equivalents, and restricted cash	70,046	(50,519)
Cash, cash equivalents, and restricted cash at beginning of period	667,115	662,651
Cash, cash equivalents, and restricted cash at end of period	$737,161	$612,132

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$732,836	$607,584
Restricted cash included in Other current assets	3,436	3,575
Restricted cash included in Other assets	889	973
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$737,161	$612,132

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	$3	$429,376	$(99,907)	$9,268,012	$282,456	$9,879,940
Net income	—	—	—	977,414	—	977,414
Other comprehensive loss, net of tax	—	—	—	—	(214,022)	(214,022)
Issuance of common stock	—	4,052	—	—	—	4,052
Stock compensation expense	—	11,673	—	—	—	11,673
Purchase of treasury stock	—	—	(49,998)	—	—	(49,998)
Balance at March 31, 2021	$3	$445,101	$(149,905)	$10,245,426	$68,434	$10,609,059
Net income	—	—	—	914,114	—	914,114
Other comprehensive income, net of tax	—	—	—	—	56,732	56,732
Issuance of common stock	—	3,548	—	—	—	3,548
Stock compensation expense	—	11,428	—	—	—	11,428
Reissuance of treasury stock	—	(379)	443	(65)	—	(1)
Balance at June 30, 2021	$3	$459,698	$(149,462)	$11,159,475	$125,166	$11,594,880

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	$3	$410,020	$(38,397)	$5,470,779	$(87,348)	$5,755,057
Net income	—	—	—	685,912	—	685,912
Other comprehensive loss, net of tax	—	—	—	—	(61,607)	(61,607)
Issuance of common stock	—	4,068	—	—	—	4,068
Stock compensation expense	—	9,654	—	—	—	9,654
Purchase of treasury stock	—	—	(100,005)	—	—	(100,005)
Balance at March 31, 2020	$3	$423,742	$(138,402)	$6,156,691	$(148,955)	$6,293,079
Net income	—	—	—	966,429	—	966,429
Other comprehensive income, net of tax	—	—	—	—	87,813	87,813
Issuance of common stock	—	(2,797)	—	—	—	(2,797)
Stock compensation expense	—	8,878	—	—	—	8,878
Reissuance of treasury stock	—	(338)	365	(27)	—	—
Balance at June 30, 2020	$3	$429,485	$(138,037)	$7,123,093	$(61,142)	$7,353,402

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
Revenue allocated to the lease elements of these reagent rental arrangements represented approximately 2% and 3% of total revenue for both the three and six months ended June 30, 2021 and June 30, 2020, respectively, and are included as part of Net sales in our condensed consolidated statements of income.

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

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region based primarily on the location of the use of the product or service (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Europe	$229.1	$174.0	$476.7	$369.7
Asia	172.1	129.0	341.0	240.4
United States	274.6	205.4	546.0	434.9
Other (primarily Canada and Latin America)	40.1	28.5	79.0	63.5
Total net sales	$715.9	$536.9	$1,442.7	$1,108.5

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenue by industry segment sources are presented in our Segment Information footnote (see Note 10).

Deferred revenues primarily represents unrecognized fees billed or collected for extended service arrangements. The deferred revenue balance at June 30, 2021 and December 31, 2020 was $66.2 million and $60.0 million, respectively. The short-term deferred revenue balance at June 30, 2021 and December 31, 2020 was $47.5 million and $42.5 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income.

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Change in our warranty liability for the six-month period ended June 30, 2021 and 2020 were as follows (in millions):

	Six Months Ended
	June 30,
	2021	2020
Balance at beginning of period	$9.8	$9.0
Provision for warranty	5.9	2.9
Actual warranty costs	(5.2)	(4.0)
Balance at end of period	$10.5	$7.9

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

Changes in our allowance for doubtful accounts were as follows (in millions):

	Six Months Ended
	June 30,
	2021	2020
Balance at beginning of period	$19.8	$20.2
Provision for expected credit losses	0.6	1.2
Write-offs charged against the allowance	(3.1)	(1.2)
Recoveries collected	—	0.1
Balance at end of period	$17.3	$20.3

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2021 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$68.4	$—	$68.4
Time deposits	23.8	10.0	—	33.8
Money market funds	78.9	—	—	78.9
Total cash equivalents (a)	102.7	78.4	—	181.1
Restricted investments (b)	6.8	—	—	6.8
Equity securities (c)	11,607.8	—	—	11,607.8
Available-for-sale investments:
Corporate debt securities	—	245.2	—	245.2
U.S. government sponsored agencies	—	58.5	—	58.5
Foreign government obligations	—	3.2	—	3.2
Other foreign obligations	—	2.1	—	2.1
Certificates of Deposit	—	4.9	—	4.9
Municipal obligations	—	17.9	—	17.9
Asset-backed securities	—	28.1	—	28.1
Total available-for-sale investments (d)	—	359.9	—	359.9
Forward foreign exchange contracts (e)	—	0.7	—	0.7
Total financial assets carried at fair value	$11,717.3	$439.0	$—	$12,156.3

Financial liabilities carried at fair value:
Forward foreign exchange contracts (f)	$—	$0.5	$—	$0.5
Contingent consideration (g)	—	—	0.1	0.1
Total financial liabilities carried at fair value	$—	$0.5	$0.1	$0.6

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2020 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$41.7	$—	$41.7
Time deposits	17.6	10.0	—	27.6
Asset-backed securities	—	0.9	—	0.9
U.S. government sponsored agencies	—	2.5	—	2.5
Money market funds	60.1	—	—	60.1
Total cash equivalents (a)	77.7	55.1	—	132.8
Restricted investments (b)	6.7	—	—	6.7
Equity securities (c)	9,582.4	—	—	9,582.4
Available-for-sale investments:
Corporate debt securities	—	133.2	—	133.2
U.S. government sponsored agencies	—	76.9	—	76.9
Foreign government obligations	—	4.0	—	4.0
Other foreign obligations	—	2.1	—	2.1
Municipal obligations	—	15.2	—	15.2
Asset-backed securities	—	36.2	—	36.2
Total available-for-sale investments (d)	—	267.6	—	267.6
Forward foreign exchange contracts (e)	—	1.0	—	1.0
Total financial assets carried at fair value	$9,666.8	$323.7	$—	$9,990.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (f)	$—	$1.0	$—	$1.0
Contingent consideration (g)	—	—	0.7	0.7
Total financial liabilities carried at fair value	$—	$1.0	$0.7	$1.7

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2021	December 31, 2020
Restricted investments	$5.6	$5.6
Other investments	1.2	1.1
Total	$6.8	$6.7

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2021	December 31, 2020
Short-term investments	$68.7	$61.4
Other investments	11,539.1	9,521.0
Total	$11,607.8	$9,582.4

The changes in fair market value on our equity securities for the three and six months ended June 30, 2021 were $1,030.7 million and $2,210.1 million of gains, respectively, which were primarily due to our investment in Sartorius AG and is recorded in Change in fair market value of equity securities in our condensed consolidated statements of income.

As of June 30, 2021, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 37% of the ordinary outstanding voting shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of June 30, 2021.

(d) Available-for-sale investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2021	December 31, 2020
Short-term investments	$359.8	$267.5
Other investments	0.1	0.1
Total	$359.9	$267.6

(e) Forward foreign exchange contracts in an asset position are included in other current assets in the condensed consolidated balance sheets.

(f) Forward foreign exchange contracts in a liability position are included in other current liabilities in the condensed consolidated balance sheets.

(g) Contingent consideration liability is included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2021	December 31, 2020
Other current liabilities	$—	$0.6
Other long-term liabilities	0.1	0.1
Total	$0.1	$0.7

During the fourth quarter of 2019, we recognized a contingent consideration liability for earn-out targets related to our acquisition of a foreign distributor. The first earn-out payment of $0.7 million was paid by the acquisition date. The maximum earn-out payment due was $1.4 million. We paid the second and final earn-out payment per the purchase agreement of $0.6 million in the second quarter in 2021.

To estimate the fair value of Level 2 debt securities as of June 30, 2021, our primary pricing provider uses Reuters as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Reuters does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Fair Value
Short-term investments:
Corporate debt securities	$243.3	$1.9	$—	$—	$245.2
Municipal obligations	17.8	0.1	—	—	17.9
Asset-backed securities	$27.8	$0.2	$—	$—	$28.0
U.S. government sponsored agencies	57.3	1.2	—	—	58.5
Foreign government obligations	$3.2	$—	$—	$—	$3.2
Certificates of Deposit	4.9	—	—	—	4.9
Other foreign obligations	2.1	—	—	—	2.1
	356.4	3.4	—	—	359.8
Long-term investments:
Asset-backed securities	0.1	—	—	—	0.1
	0.1	—	—	—	0.1
Total	$356.5	$3.4	$—	$—	$359.9

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2021 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$257.0	$257.4
Mature in one to five years	64.0	65.7
Mature in more than five years	35.5	36.8
Total	$356.5	$359.9

Available-for-sale investments consist of the following (in millions):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$130.5	$2.7	$—	—	$133.2
Municipal obligations	15.0	0.2	—	—	15.2
Asset-backed securities	35.8	0.3	—	—	36.1
U.S. government sponsored agencies	74.7	2.2	—	—	76.9
Foreign government obligations	4.0	—	—	—	4.0
Other foreign obligations	2.1	—	—	—	2.1
	262.1	5.4	—	—	267.5
Long-term investments:
Asset-backed securities	0.1	—	—	—	0.1
	0.1	—	—	—	0.1
Total	$262.2	$5.4	$—	$—	$267.6

There were no significant unrealized losses as of June 30, 2021 and December 31, 2020 in either the less than or greater than 12 month categories.
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

At June 30, 2021, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of June 30, 2021.
Included in other current assets are $1.9 million and $1.4 million of interest receivable as of June 30, 2021 and December 31, 2020, respectively, primarily associated with securities in our available-for-sale investments portfolio. The interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the six months ended June 30, 2021, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date. The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2021 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties. The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in foreign currency exchange (gains) losses, net in the condensed consolidated statements of income.

The following is a summary of our forward foreign exchange contracts (in millions):

June 30,
2021
Contracts maturing in July through September 2021 to sell foreign currency:
Notional value	$274.5
Unrealized Loss	$0.1
Contracts maturing in July through September 2021 to purchase foreign currency:
Notional value	$203.5
Unrealized (Gain)/Loss	$(0.3)

Included in other investments in the condensed consolidated balance sheets are investments without readily determinable fair value measured at cost and is adjusted for observable price changes or impairments. The carrying value of these investments was $6.5 million and $0.5 million as of June 30, 2021 and December 31, 2020, respectively.

Also included in other investments in the condensed consolidated balance sheets are our equity method investments, for which our share of the equity method investees earnings is included in other income, net in our condensed consolidated statements of income. The carrying value of these investments was $33.5 million and $38.4 million as of June 30, 2021 and December 31, 2020, respectively.

3    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill by segment are as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of June 30, 2021 and December 31, 2020:
Goodwill	$277.9	$349.2	$627.1
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$236.1	$55.8	$291.9

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	June 30, 2021
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.38	$114.0	$(89.1)	$24.9
Know how	4.25	193.7	(174.7)	19.0
Developed product technology	13.68	217.6	(111.8)	105.8
Licenses	7.26	65.3	(39.0)	26.3
Tradenames	7.58	6.4	(4.3)	2.1
Covenants not to compete	3.47	4.6	(2.4)	2.2
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		601.7	(421.4)	180.3
In-process research and development		4.6	—	4.6
Total purchased intangible assets		$606.3	$(421.4)	$184.9

	December 31, 2020
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.51	$116.6	$(87.2)	$29.4
Know how	4.75	196.6	(175.4)	21.2
Developed product technology	14.00	218.1	(107.1)	111.0
Licenses	7.73	65.6	(37.4)	28.2
Tradenames	7.82	6.6	(4.2)	2.4
Covenants not to compete	3.87	4.5	(2.0)	2.5
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		608.1	(413.4)	194.7
In-process research and development		4.8	—	4.8
Total purchased intangible assets		$612.9	$(413.4)	$199.5

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Amortization expense	$7.2	$7.2	$14.4	$13.1

4.    SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Six Months Ended
	June 30, 2021	June 30, 2020
Net income	$1,891.5	$1,652.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.4	68.3
Reduction in the carrying amount of right-of-use assets	19.6	18.7
Share-based compensation	23.1	18.5
Gains on dispositions of securities	(0.1)	(0.6)
Other-than-temporary impairment losses on investment	0.8	4.6
Changes in fair market value of equity securities	(2,210.1)	(2,011.2)
Losses on dispositions of fixed assets	0.4	—
Gain on divestiture of a division	—	(11.7)
Changes in fair value of contingent consideration	—	(1.1)
Payments for operating lease liabilities	(21.1)	(18.3)
Decrease in accounts receivable	12.9	24.7
Decrease (increase) in inventories	14.3	(79.8)
Increase in other current assets	(19.5)	(18.6)
(Decrease) increase in accounts payable and other current liabilities	(34.2)	29.7
(Decrease) increase in income taxes payable	(13.7)	27.8
Increase in deferred income taxes	503.8	437.4
Increase in other long term liabilities	34.1	15.5
Other	—	(1.3)
Net cash provided by operating activities	$268.2	$154.9

Non-cash investing activities:
Purchased property, plant and equipment	$3.8	$5.8
Purchased marketable securities and investments	$1.4	$0.1

5.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2021	December 31, 2020
Finance leases and other debt	$12.5	$14.1
Less current maturities	(1.7)	(1.8)
Long-term debt	$10.8	$12.3

Credit Agreement

In April 2019, Bio-Rad entered into a $200.0 million unsecured revolving credit facility ("Credit Agreement"). Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Credit Agreement as of June 30, 2021; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of June 30, 2021. The Credit Agreement matures in April 2024. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.275% at June 30, 2021, which is based on the 3-month LIBOR.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens.  We were in compliance with all of these ratios and covenants as of June 30, 2021.

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2021:	$298.6	$(26.0)	$9.8	$282.4
Other comprehensive (loss) income, before reclassifications	(158.4)	1.3	(2.0)	(159.1)
Amounts reclassified from Accumulated other comprehensive income	—	1.6	(0.1)	1.5
Income tax effects	0.2	(0.3)	0.5	0.4
Other comprehensive (loss) income, net of income taxes	(158.2)	2.6	(1.6)	(157.2)
Balances as of June 30, 2021:	$140.4	$(23.4)	$8.2	$125.2

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2020:	$(72.4)	$(22.2)	$7.2	$(87.4)
Other comprehensive (loss) income, before reclassifications	22.0	(0.3)	4.7	26.4
Amounts reclassified from Accumulated other comprehensive income	—	0.7	(0.6)	0.1
Income tax effects	0.4	0.2	(0.9)	(0.3)
Other comprehensive income, net of income taxes	22.4	0.6	3.2	26.2
Balances as of June 30, 2020:	$(50.0)	$(21.6)	$10.4	$(61.2)

The reclassification adjustments are calculated using the specific identification method.

The impact to income before taxes for amounts reclassified out of accumulated other comprehensive income into other income, net in the condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Comprehensive income	2021	2020	2021	2020
Amortization of foreign other post-employment benefit items	$(1.1)	$(0.4)	$(1.6)	$(0.7)
Net holding gains on equity securities and available-for-sale investments	$—	$0.2	$0.1	$0.6

7.    EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to Bio-Rad by the weighted average number of common shares outstanding for that period.  Diluted earnings per share takes into account the effect of dilutive securities, such as stock options and restricted stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding.  Potential common shares are excluded from the diluted earnings per share calculation if the effect of including such securities would be anti-dilutive.

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	29,764	29,652	29,793	29,759
Effect of potentially dilutive stock options and restricted stock awards	384	406	374	372
Diluted weighted average common shares outstanding	30,148	30,058	30,167	30,131
Anti-dilutive shares	23	3	23	40

8.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and investment income	$(0.7)	$(10.0)	$(19.0)	$(12.8)
Net realized gains on investments	—	(0.2)	(0.1)	(0.6)
Other-than-temporary impairment loss on investment	—	4.6	0.8	4.6
Gain on divestiture of a division	—	(11.7)	—	(11.7)
Other expense	0.8	0.1	1.0	—
Other (income) expense, net	$0.1	$(17.2)	$(17.3)	$(20.5)

9.    INCOME TAXES

Our effective income tax rate was 21.0% and 22.4% for the three months ended June 30, 2021 and 2020, respectively. Our effective income tax rate was 22.9% and 23.0% for the six months ended June 30, 2021 and 2020, respectively.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain foreign deferred tax assets will not be realized as of June 30, 2021, and have maintained a valuation allowance on such deferred tax assets.

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

Our gross unrecognized tax benefits were $53.1 million and $55.8 million as of June 30, 2021 and December 31, 2020, respectively. The decrease to our gross unrecognized tax benefits is primarily related to the release of the reserves due to the lapse of certain statute of limitations.

As of June 30, 2021, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $18.8 million.

10.    SEGMENT INFORMATION

Information regarding operating segments for the three months ended June 30, 2021 and 2020 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2021	$334.2	$380.2	$1.5
	2020	$252.1	$283.2	$1.6

Segment net profit (loss)	2021	$64.6	$60.1	$(0.3)
	2020	$35.4	$10.5	$0.1

Information regarding operating segments for the six months ended June 30, 2021 and 2020 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2021	$700.7	$738.8	$3.2
	2020	$479.2	$623.4	$5.9

Segment net profit (loss)	2021	$166.9	$58.2	$(0.2)
	2020	$59.1	$54.3	$1.2

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

The historical segment information has been recast to conform to the current allocation methodology of corporate operating and other expenses to the segments.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before income taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total segment profit	$124.4	$46.0	$224.9	$114.6
Foreign currency exchange gains (losses), net	1.8	(0.8)	1.7	(1.7)
Change in fair market value of equity securities	1,030.7	1,183.5	2,210.1	2,011.2
Other (expense) income, net	(0.1)	17.2	17.3	20.5
Consolidated income before income taxes	$1,156.8	$1,245.9	$2,454.0	$2,144.6

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

12.    RESTRUCTURING COSTS

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in Europe and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from Europe to Asia. The restructuring plan is being implemented in phases and is expected to be substantially complete by the end of 2022. The liability of $61.6 million as of June 30, 2021 consisted of $31.5 million recorded in Accrued payroll and employee benefits and $30.1 million recorded in Other long-term liabilities in the condensed consolidated balance sheets. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense were $1.1 million, $(6.9) million and $(1.9) million and $25.0 million, $27.8 million and $15.1 million in the condensed consolidated statements of income for the three and six months ended June 30, 2021, respectively. The adjustments to expense recorded were primarily due to changes in the estimates of employee termination benefits and employees resigning or transferring to different positions within the company.

The following table summarizes the activity of our European reorganization restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2020:	$—	$—	$—
Charged to expense - employee termination benefits	12.9	62.7	75.6
Adjustment to expense	(2.6)	(5.1)	(7.7)
Cash payments	(0.9)	(3.9)	(4.8)
Foreign currency translation gains	(0.2)	(1.3)	(1.5)
Balances as of June 30, 2021:	$9.2	$52.4	$61.6

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

The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$11.8	$12.4	$23.5	$25.0

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.3	$0.3
Interest on lease liabilities	0.2	0.2	0.4	0.4
Total finance lease cost	$0.3	$0.3	$0.7	$0.7

Sublease income	$0.7	$0.7	$1.5	$1.5
The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for both the three and six months ended June 30, 2021 and 2020. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for both the three and six months ended June 30, 2021 and 2020.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.9	$10.9	$23.7	$22.2
Operating cash flows from finance leases	$0.1	$0.2	$0.3	$0.4
Financing cash flows from finance leases	$0.2	$0.1	$0.4	$0.3

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2.3	$2.2	$6.5	$7.6
Finance leases	$—	$0.1	$—	$0.1
Supplemental balance sheet information related to leases was as follows (in millions):

	June 30, 2021	December 31, 2020

Operating Leases
Operating lease right-of-use assets	$190.2	$202.1

Current operating lease liabilities	$35.6	$36.5
Operating lease liabilities	163.9	175.1
Total operating lease liabilities	$199.5	$211.6

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities (in millions):

	June 30, 2021	December 31, 2020

Finance Leases
Property, plant and equipment, gross	$12.2	$12.2
Less: accumulated depreciation and amortization	(5.3)	(5.0)
Property, plant and equipment, net	$6.9	$7.2

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	10.8	11.0
Total finance lease liabilities	$11.3	$11.5

	June 30, 2021	December 31, 2020

Weighted Average Remaining Lease Term
Operating leases - in years	8	8
Finance leases - in years	16	16

Weighted Average Discount Rate
Operating leases	3.8%	3.9%
Finance leases	6.2%	6.2%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2021 (excluding the six months ended June 30, 2021)	$22.0	$0.6
2022	39.7	1.3
2023	33.5	1.2
2024	26.9	1.2
2025	23.4	1.1
Thereafter	91.4	14.0
Total lease payments	236.9	19.4
Less imputed interest	(37.4)	(8.1)
Total	$199.5	$11.3
The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher-turn over.

14. SUBSEQUENT EVENT

On July 26, 2021, we entered into a Settlement and Patent Cross License Agreement (the “Agreement”) with 10x Genomics, Inc. (“10x”) resolving all outstanding litigation and other proceedings between the two companies. Pursuant to the terms of the Agreement, the companies granted each other a non-exclusive, worldwide, royalty-bearing license and certain sublicenses to manufacture and sell products and services related to single cell analysis. We will receive approximately $32 million from 10x in the third quarter of 2021 primarily related to royalties and interest pertaining to sales of infringing products that occurred during the period from November 14, 2018 through December 31, 2020. In addition, each company shall pay to the other royalties for licensed products and licensed services through December 31, 2030.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2020 and the condensed consolidated financial statements for the three and six months ended June 30, 2021.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty is the withdrawal of the United Kingdom from the European Union. Approximately 38% of our year-to-date 2021 consolidated net sales are derived from the United States and approximately 62% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

COVID-19

The full impact of the COVID-19 pandemic continues to be inherently uncertain at the time of this report. The COVID-19 pandemic has impacted and, we expect to some extent, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways. We saw continued but moderate demand for products associated with COVID-19 testing and related research. For more discussions relating to the impacts on the COVID-19 pandemic, please see "Item 1A. Risk Factors" to this Form 10-Q.

Restructuring

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in Europe and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from Europe to Asia. The restructuring plan is being implemented in phases and is expected to be substantially complete by the end of 2022. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense were $1.1 million, $(6.9) million and $(1.9) million and $25.0 million, $27.8 million and $15.1 million in the condensed consolidated statements of income for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, we have a restructuring accrual of $61.6 million. The amounts are estimates based on the information currently available to management.

Results of Operations

The following table shows cost of goods sold, gross profit, components of operating expense, change in fair market value of equity securities, and net income as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	43.9	45.4	44.4	44.9
Gross profit	56.1	54.6	55.6	55.1
Selling, general and administrative expense	29.8	35.3	30.4	34.5
Research and development expense	8.9	9.7	9.5	9.1
Change in fair market value of equity securities	144.0	220.4	153.2	181.4
Net income	127.7	180.0	131.1	149.1

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and six months ended June 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three and six months ended June 30, 2021, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Three Months Ended June 30, 2021 Compared to
Three Months Ended June 30, 2020

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the second quarter of 2021 were $715.9 million compared to $536.9 million in the second quarter of 2020, an increase of 33.4%.  Excluding the impact of foreign currency, second quarter 2021 sales increased by approximately 27.5% compared to the same period in 2020. Currency neutral sales increased in all regions.

The Life Science segment sales for the second quarter of 2021 were $334.2 million, an increase of 32.6% compared to the same period last year.  On a currency neutral basis, sales increased 27.1% compared to the second quarter in 2020. Currency neutral sales were up in nearly all product lines but were primarily driven by growth in our qPCR, Western Blotting, Droplet Digital PCR, and Process Media products. All regions experienced strong currency neutral sales growth compared to the second quarter of 2020.

The Clinical Diagnostics segment sales for the second quarter of 2021 were $380.2 million, an increase of 34.3% compared to the same period last year.  On a currency neutral basis, sales increased 28.0% compared to the second quarter in 2020.  The currency neutral sales were up in nearly all product lines across all regions, primarily driven by higher utilization in lab operations as businesses recover from the COVID-19 pandemic.

Consolidated gross margins were 56.1% for the second quarter of 2021 compared to 54.6% for the second quarter of 2020.  Life Science segment gross margins for the second quarter of 2021 increased by approximately 1.5 percentage points from the same period last year. The increase in the Life Science segment gross margin was primarily related to favorable product mix and lower customs duty expense as a result of a one-time customs duty adjustment in 2020 that related to products shipped in prior years. Clinical Diagnostics segment gross margins for the second quarter of 2021 increased by approximately 1.6 percentage points from the same period last year. The increase in Clinical Diagnostics segment gross margins was mainly related to favorable product costs.

Selling, general and administrative expenses (SG&A) increased to $213.4 million or 29.8% of sales for the second quarter of 2021 compared to $189.3 million or 35.3% of sales for the second quarter of 2020.  The increase to SG&A was primarily related to higher employee related expenses, travel, and legal expenses.

Research and development (R&D) expense increased to $63.4 million or 8.9% of sales in the second quarter of 2021 compared to $52.0 million or 9.7% of sales in the second quarter of 2020.  Life Science segment R&D expense increased in the second quarter of 2021 compared to the prior year period, primarily from increases in headcount from the Celsee acquisition, employee related expense, and investment in strategic research initiatives. Clinical Diagnostics segment R&D expense increased in the second quarter of 2021 from the prior year period, primarily due to higher employee related expense.

Results of Operations – Non-operating

Interest expense for the second quarter of 2021 and 2020 was $0.4 million and $5.7 million, respectively. The reduction in interest expense was primarily due to the repayment of the $425.0 million principal amount of Senior Notes in December 2020.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net gains were $1.8 million for the second quarter of 2021 compared to net losses of $0.8 million for the second quarter of 2020. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities was a gain of $1.03 billion and $1.18 billion for the second quarter of 2021 and 2020, respectively, primarily resulting from the recognition of lower holding gains in the second quarter of 2021 compared to the second quarter of 2020 on our position in Sartorius AG.

Other income, net for the second quarter of 2021 was $0.1 million of losses, net compared to $17.2 million of income, net for the second quarter of 2020. The decrease of $17.3 million was primarily due to a gain of $11.7 million on the sale of our Informatics division during the second quarter of 2020 and the timing of the Sartorius dividend. The dividend for fiscal year 2020 amounting to $8.9 million was declared in the second quarter of 2020, while the dividend for fiscal year 2021 was declared in the first quarter of 2021.

Our effective income tax rate was 21.0% and 22.4% for the second quarter of 2021 and 2020, respectively. The decrease in our effective income tax rate primarily related to the release of reserves due to the lapse of certain statutes of limitations.

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

We record liabilities for unrecognized tax benefits related to uncertain tax positions. We do not believe the resolution of our uncertain tax positions will have a material adverse effect on our condensed consolidated financial statements, although an adverse resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period.

As of June 30, 2021, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $18.8 million.

Six Months Ended June 30, 2021 Compared to
Six Months Ended June 30, 2020

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the first half of 2021 were $1.44 billion compared to $1.11 billion in the first half of 2020, an increase of 30.1%.  Excluding the impact of foreign currency, the first half of 2021 sales increased by approximately 25.4% compared to the same period in 2020. Currency neutral sales increased in all regions, led by Asia Pacific and Europe.

The Life Science segment sales for the first half of 2021 were $700.7 million, an increase of 46.2% compared to the same period last year.  On a currency neutral basis, sales increased 41.1% compared to the first half of 2020. Currency neutral sales were up in nearly all product lines but were primarily driven by growth in our qPCR, Western Blotting, Droplet Digital PCR, and Process Media products. A significant portion of the Life Science segment growth came from products used to support COVID-19 research and testing. All regions experienced double digit currency neutral sales growth compared to the first half of 2020.

The Clinical Diagnostics segment sales for the first half of 2021 were $738.8 million, an increase of 18.5% compared to the same period last year.  On a currency neutral basis, sales increased 14.1% compared to the first half of 2020. The currency neutral sales increase was primarily driven by the quality controls business, especially in Asia Pacific, as the overall diagnostics market continues to recover from the COVID-19 pandemic. Currency neutral sales also benefited from the higher utilization in lab operations as businesses recover from the COVID-19 pandemic.

Consolidated gross margins were 55.6% for the first half of 2021 compared to 55.1% for the first half of 2020.  Life Science segment gross margins for the first half of 2021 increased from the prior year period by approximately 3.8 percentage points. The increase in the Life Science segment gross margin was primarily related to favorable product mix related to higher sales of Gene Expression and Process Media products and lower production costs. Clinical Diagnostics segment gross margins for the first half of 2021 decreased from the prior year period by approximately 3.0 percentage points. The decrease in the Clinical Diagnostics segment gross margins was primarily related to the costs associated with the restructuring plan announced in February 2021.

Selling, general and administrative expenses (SG&A) increased to $439.3 million or 30.4% of sales for the first half of 2021 compared to $383.0 million or 34.5% of sales for the first half of 2020.  The increase to SG&A was primarily related to the restructuring plan announced in February 2021, as well as increased employee related expenses and legal expenses.

Research and development (R&D) expense increased to $137.3 million or 9.5% of sales in the first half of 2021 compared to $101.3 million or 9.1% of sales in the first half of 2020.  Life Science segment R&D expense increased in the first half of 2021 compared to the prior year period, primarily from increases in headcount from the Celsee acquisition, employee related expense, and investment in strategic research initiatives. Clinical Diagnostics segment R&D expense increased in the first half of 2021 from the prior year period, primarily related to the restructuring plan announced in February 2021 and higher employee related expenses.

Results of Operations – Non-operating

Interest expense for the first half of 2021 and 2020 was $0.8 million and $11.4 million, respectively, a decrease of $10.6 million primarily due to the repayment of the $425.0 million principal amount of Senior Notes in December 2020.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net gains were $1.7 million for the first half of 2021 compared to net losses of $1.7 million for the first half of 2020. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities were gains of $2.21 billion and $2.01 billion for the first half of 2021 and 2020, respectively, primarily resulting from the recognition of higher holding gains in the first half of 2021 compared to the first half of 2020 on our position in Sartorius AG.

Other income, net for the first half of 2021 was $17.3 million compared to $20.5 million for the first half of 2020. The decrease of $3.2 million of income was primarily due to a gain of $11.7 million on the sale of our Informatics division during the first half of 2020, partially offset by a $10 million increase in the Sartorius AG dividends declared in 2021.

Our effective income tax rate was 22.9% and 23.0% for the first half of 2021 and 2020, respectively. The decrease in our effective income tax rate primarily related to the release of reserves due to the lapse of certain statutes of limitations.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement) that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of June 30, 2021, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

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

At June 30, 2021, we had available $1.17 billion in cash, cash equivalents and short-term investments, of which approximately 31% was held in our foreign subsidiaries. We believe that our holdings of cash, cash equivalents and short-term investments in the U.S. and in our foreign subsidiaries are sufficient to meet both the current and long-term needs of our global operations. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Cash Flows from Operations

Net cash provided by operations was $268.2 million compared to $154.9 million for the six months ended June 30, 2021 and 2020, respectively.  The increase in operating cash flows was primarily due to higher cash received from customers as a result of the growth in sales, higher Sartorius AG dividends in 2021 compared to no cash dividends in 2020 as it was received in the third quarter of 2020, higher investment income received and lower interest paid as a result of the repayment of the $425.0 million principal amount of Senior Notes in December 2020. These increases were partially offset by higher cash paid to suppliers primarily for materials to support the increase in sales, cash paid for employee related expenses such as salaries, bonuses and benefits, and to a lesser extent for employee restructuring programs. The increases were also partially offset by higher income taxes paid.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of capital expenditures and activity related to the purchases, sales and maturities of marketable securities.

Net cash used in investing activities was $148.6 million and $101.0 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily attributable to an increase of $129.1 million in net cash outflows from maturities, sales and purchases of marketable securities and investments, and to a lesser extent proceeds of $12.2 million from a divestiture of a division that was received in 2020 compared to none in 2021. The increased cash outflows were partially offset by cash outflows in 2020 for the acquisition of all equity interests of Celsee, Inc. for total consideration of $99.5 million in 2020 compared to no acquisitions in 2021.
Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash used for purchases of treasury stock, payments for contingent consideration, and cash proceeds from the issuance of common stock for share-based compensation.

Net cash used in financing activities was $44.5 million and $101.6 million for the six months ended June 30, 2021, and 2020, respectively. This decrease was primarily attributable to a $50.0 million decrease in cash used to purchase treasury stock.

Treasury Shares

During the first quarter of 2021, we repurchased 89,506 shares of Class A common stock for $50.0 million under our Share Repurchase Program compared to the repurchase of 291,941 shares of our Class A common stock for $100.0 million in 2020. No shares were purchased for the remainder of 2020. We designated these repurchased shares as treasury stock. As of June 30, 2021, $223.1 million remained under the Share Repurchase Program.

During the second quarter of 2021, 1,164 shares of Class A treasury stock with an aggregate total cost of $0.4 million were reissued to fulfill grants to employees under our restricted stock program. Upon reissuing the Class A treasury stock, a loss of $65 thousand was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings, while $0.4 million reduced Additional paid-in capital.

Recent Accounting Pronouncements Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2021, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we expect that vaccinations for COVID-19 will continue to improve conditions, the COVID-19 pandemic has had and if conditions deteriorate again, could continue to have an adverse effect on the United States and global economies, as well as on aspects of our operations and those of third parties on whom we rely. The COVID-19 pandemic has impacted and, we expect, to some extent, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways.

Although we have experienced increased demand for certain of our products being used in fighting the COVID-19 pandemic, we previously experienced some decreases in product demand in certain of our other businesses. Many of our customers reduced or modified operations to various extents, resulting in labs, universities and other customers' facilities being opened at reduced capacity, hospital visits declined as people delayed elective surgeries and avoided non-essential trips to the hospital, and routine diagnostic testing slowed. If conditions related to the pandemic were to deteriorate despite the deployment of vaccinations, we expect that parts of our business could again suffer negative impacts from the pandemic. We expect that a continued improvement in the COVID-19 pandemic conditions will result in a decrease in demand for our products being used in fighting the COVID-19 pandemic which could have a negative impact on our financial results if the negative impact is not offset by the recovery of other parts of our businesses as a result of improved conditions related to the pandemic.

On the supply side, we continue to experience some challenges with the supply of raw materials and components used in the production of our products, with some suppliers operating at reduced or modified capacity and otherwise unable to meet our increased demand for raw materials and inputs to manufacture our products being used in fighting the COVID-19 pandemic. There are currently industry wide supply shortages of plastics, resins and certain electronic components as well. In addition, we continue to experience some transportation challenges in moving goods across regions, including reduced freight availability as many airlines have scaled back flight operations, increased freight surcharges due to reduced freight capacity, and ocean freight capacity has been constrained by delays at ports on the West Coast of the U.S. and globally. Some countries continue to impose travel restrictions and may continue to impose measures that restrict the movement of our goods. We have experienced some raw material cost increases as a result of the COVID-19 pandemic, which may continue. The invocation by the U.S. federal government of the Defense Production Act of 1950 with respect to our manufacturing operations, or the enforcement of comparable laws by other governmental entities, could disrupt our manufacturing and distribution operations.

With respect to our personnel, as a critical health care supplier, we continue to keep essential production, distribution and service teams onsite working in manufacturing and supply chain facilities throughout the world. We expect that more personnel will return to the workplace in the coming months as pandemic conditions continue to improve. Although we are adhering to government mandated and Environmental, Health and Safety protocols, an outbreak of COVID-19 at one or more of our facilities could nonetheless cause shutdowns of facilities and a reduction in our workforce, which could dramatically affect our ability to operate our business and our financial results.

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

We have significant international operations. We have direct distribution channels in over 36 countries outside the United States, and during the six months ended June 30, 2021 our foreign entities generated 62% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) has caused some disruption to the free movement of goods, services and people between the United Kingdom and the European Union and could result in increased regulatory, legal, labor and tax complexities.

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

Changes in the market value of our position in Sartorius AG materially impact our financial results and the value of our investment might cause us to be deemed an investment company.
Changes in the market value of our position in Sartorius AG will continue to materially impact our consolidated statements of income and other financial statements. A decline in the market value of our position in Sartorius AG will result in losses due to write-downs in the value of the equity securities. An increase in the market value of our position in Sartorius AG will result in a favorable impact to net income independent of the actual operating performance of our business. Depending on the extent of the decline or of the increase in the market value of our position in Sartorius AG, these negative or positive impacts on us could be significant and material. As a result of the market value of our position in Sartorius AG, we might be deemed to be an “investment company” under Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), even though we are primarily engaged in a business other than that of investing, reinvesting, owning, holding or trading in securities. Because the Company might be deemed an investment company under the Investment Company Act based on the market value of our position in Sartorius AG alone, the Company has limited access to the capital markets and may not be able to obtain additional financing until it is determined that the Company is not an investment company. The Company does not believe it is an investment company and intends to continue to conduct our operations so that we will not be deemed an investment company. If the Company were deemed to be an investment company such determination could have a material adverse effect on our business.

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

We made significant changes to our organizational structure over the past few years. We have continued to reorganize aspects of our European operations since 2016, including the reorganization announced in February 2021. At the beginning of 2020, we restructured the Clinical Diagnostics segment based on functional groups rather than product line divisions. These changes may have unintended consequences, such as distraction of our management and employees, labor unrest, business disruption, some disruption of supply, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

In recent years, we have been faced with very challenging global economic conditions. The COVID-19 pandemic, as discussed above, is currently causing disruptions to global economic conditions. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may, and currently is, also adversely affecting our suppliers, which could result in interruptions in supply in the future. Additionally, the United States and other countries, such as China and India, recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding the COVID-19 pandemic and our international operations above and regarding government regulations below.

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

As of June 30, 2021, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which has been utilized for domestic standby letters of credit. Our existing credit facility and agreements we may enter in the future, contain or may contain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Existing covenants place restrictions on our ability to, among other things: incur additional debt; acquire other businesses or assets through merger or purchase; create liens; make investments; enter into transactions with affiliates; sell assets; in the case of some of our subsidiaries, guarantee debt; and declare or pay dividends, redeem stock or make other distributions to stockholders. Our existing credit facility also requires that we comply with certain financial ratios, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock (“Share Repurchase Program”). In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow us to repurchase up to an additional $200.0 million of stock. As of June 30, 2021, $223.1 million remained under the Share Repurchase Program.
Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
April 1 to April 30, 2021	—	$—	—	$223.1
May 1 to May 31, 2021	—	$—	—	$223.1
June 1 to June 30, 2021	—	$—	—	$223.1

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	July 30, 2021	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	July 30, 2021	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer