Form 10-Q
period 2021-09-30
BIO-RAD LABORATORIES, INC.
filed 2021-10-29
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at October 21, 2021:	Class A -	24,836,072	Class B -	5,082,161

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2021

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this report include forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements we make regarding our future financial performance, operating results, plans and objectives, impact of the COVID-19 pandemic on Bio-Rad’s results and operations, and steps governments, universities, hospitals and private industry, including diagnostic laboratories, are taking or may take as a result of the pandemic. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions.  Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements.  We have based these forward-looking statements on our current expectations and projections about future events.  However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including, but not limited to, the duration, severity and impact of the COVID-19 pandemic, global economic conditions, our ability to develop and market new or improved products, our ability to compete effectively, foreign currency exchange fluctuations, reductions in government funding or capital spending of our customers, international legal and regulatory risks, supply chain issues, product quality and liability issues, our ability to integrate acquired companies, products or technologies into our company successfully, changes in the healthcare industry, natural disasters and other catastrophic events beyond our control, and other risks and uncertainties identified under “Part II, Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS:	(Unaudited)
Cash and cash equivalents	$859,902	$662,205
Short-term investments	477,196	328,913
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $15,013 at 2021 and $19,807 at 2020	417,714	419,424
Inventories:
Raw materials	121,660	126,911
Work in process	145,623	151,931
Finished goods	321,628	343,411
Total inventories	588,911	622,253
Prepaid expenses	104,590	90,621
Other current assets	12,413	10,859
Total current assets	2,466,286	2,139,835
Property, plant and equipment	1,454,941	1,452,761
Less: accumulated depreciation and amortization	(978,293)	(961,390)
Property, plant and equipment, net	476,648	491,371
Operating lease right-of-use assets	204,191	202,136
Goodwill, net	291,916	291,916
Purchased intangibles, net	177,073	199,497
Other investments	16,230,635	9,561,140
Other assets	106,631	86,723
Total assets	$19,953,380	$12,972,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	September 30, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$136,398	$139,451
Accrued payroll and employee benefits	243,946	222,875
Current maturities of long-term debt and notes payable	1,739	1,798
Income and other taxes payable	54,050	57,335
Current operating lease liabilities	36,062	36,507
Other current liabilities	177,721	173,570
Total current liabilities	649,916	631,536
Long-term debt, net of current maturities	10,645	12,258
Deferred income taxes	3,569,332	2,076,785
Operating lease liabilities	176,818	175,128
Other long-term liabilities	214,291	196,971
Total liabilities	4,621,002	3,092,678

Stockholders’ equity:
Class A common stock, shares issued 25,116,540 and 25,072,619 at 2021 and 2020, respectively; shares outstanding 24,836,072 and 24,767,870 at 2021 and 2020, respectively	2	2
Class B common stock, shares issued and outstanding, 5,082,161 at 2021 and 5,076,186 at 2020	1	1
Additional paid-in capital	421,203	429,376
Class A treasury stock at cost, 280,468 at 2021 and 304,749 shares at 2020	(106,641)	(99,907)
Retained earnings	15,080,854	9,268,012
Accumulated other comprehensive income	(63,041)	282,456
Total stockholders’ equity	15,332,378	9,879,940
Total liabilities and stockholders’ equity	$19,953,380	$12,972,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net sales	$747,049	$647,263	$2,189,776	$1,755,787
Cost of goods sold	309,614	279,952	950,116	778,120
Gross profit	437,435	367,311	1,239,660	977,667
Selling, general and administrative expense	216,150	198,165	655,428	581,119
Research and development expense	64,481	59,546	201,784	160,833
Income from operations	156,804	109,600	382,448	235,715
Interest expense	426	5,728	1,187	17,158
Foreign currency exchange losses, net	2,232	776	542	2,478
Change in fair market value of equity securities	(4,868,659)	(1,580,350)	(7,078,753)	(3,591,509)
Other expense (income), net	579	(1,015)	(16,732)	(21,517)
Income before income taxes	5,022,226	1,684,461	7,476,204	3,829,105
Provision for income taxes	(1,094,193)	(369,637)	(1,656,643)	(861,940)
Net income	$3,928,033	$1,314,824	$5,819,561	$2,967,165

Basic earnings per share:
Net income per basic share	$131.75	$44.24	$195.29	$99.75
Weighted average common shares - basic	29,814	29,721	29,800	29,746

Diluted earnings per share:
Net income per diluted share	$129.96	$43.64	$192.76	$98.46
Weighted average common shares - diluted	30,224	30,128	30,190	30,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$3,928,033	$1,314,824	$5,819,561	$2,967,165
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(188,859)	144,902	(347,100)	167,366
Foreign other post-employment benefits adjustments, net of income taxes	1,162	333	3,761	924
Net unrealized holding gain (loss) on available-for-sale (AFS) debt investments, net of income taxes	(510)	(122)	(2,158)	3,029
Other comprehensive income (loss), net of income taxes	(188,207)	145,113	(345,497)	171,319
Comprehensive income	$3,739,826	$1,459,937	$5,474,064	$3,138,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Cash received from customers	$2,177,199	$1,741,431
Cash paid to suppliers and employees	(1,597,938)	(1,406,427)
Interest paid, net	(1,848)	(11,066)
Income tax payments, net	(103,902)	(51,539)
Dividend proceeds and miscellaneous receipts, net	24,219	16,336
Proceeds from forward foreign exchange contracts, net	867	1,859
Net cash provided by operating activities	498,597	290,594
Cash flows from investing activities:
Capital expenditures	(77,563)	(59,685)
Proceeds from dispositions of property, plant and equipment	52	51
Proceeds from divestiture of a division	—	12,240
Payments for acquisitions, net of cash received	—	(96,655)
Payments for purchases of intangible assets	—	(100)
Payments for purchases of marketable securities and investments	(460,061)	(184,665)
Proceeds from sales of marketable securities and investments	55,487	75,997
Proceeds from maturities of marketable securities and investments	252,131	242,676
Net cash used in investing activities	(229,954)	(10,141)
Cash flows from financing activities:
Payments on long-term borrowings	(1,645)	(1,780)
Payments of contingent consideration	(561)	(1,724)
Proceeds from issuances of common stock for share-based compensation	14,460	15,181
Tax payments from net share settlement	(22,320)	(12,830)
Payments for purchases of treasury stock	(49,998)	(100,004)
Net cash used in financing activities	(60,064)	(101,157)
Effect of foreign exchange rate changes on cash	(11,174)	3,154
Net increase in cash, cash equivalents, and restricted cash	197,405	182,450
Cash, cash equivalents, and restricted cash at beginning of period	667,115	662,651
Cash, cash equivalents, and restricted cash at end of period	$864,520	$845,101

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$859,902	$840,325
Restricted cash included in Other current assets	3,772	3,763
Restricted cash included in Other assets	846	1,013
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$864,520	$845,101

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	$3	$429,376	$(99,907)	$9,268,012	$282,456	$9,879,940
Net income	—	—	—	977,414	—	977,414
Other comprehensive loss, net of tax	—	—	—	—	(214,022)	(214,022)
Issuance of common stock	—	4,052	—	—	—	4,052
Stock compensation expense	—	11,673	—	—	—	11,673
Purchase of treasury stock	—	—	(49,998)	—	—	(49,998)
Balance at March 31, 2021	$3	$445,101	$(149,905)	$10,245,426	$68,434	$10,609,059
Net income	—	—	—	914,114	—	914,114
Other comprehensive income, net of tax	—	—	—	—	56,732	56,732
Issuance of common stock	—	3,548	—	—	—	3,548
Stock compensation expense	—	11,428	—	—	—	11,428
Reissuance of treasury stock	—	(379)	443	(65)	—	(1)
Balance at June 30, 2021	$3	$459,698	$(149,462)	$11,159,475	$125,166	$11,594,880
Net income	—	—	—	3,928,033	—	3,928,033
Other comprehensive income, net of tax	—	—	—	—	(188,207)	(188,207)
Issuance of common stock	—	(15,460)	—	—	—	(15,460)
Stock compensation expense	—	13,141	—	—	—	13,141
Reissuance of treasury stock	—	(36,176)	42,821	(6,654)	—	(9)
Balance at September 30, 2021	$3	$421,203	$(106,641)	$15,080,854	$(63,041)	$15,332,378

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(continued)
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2019	$3	$410,020	$(38,397)	$5,470,779	$(87,348)	$5,755,057
Net income	—	—	—	685,912	—	685,912
Other comprehensive loss, net of tax	—	—	—	—	(61,607)	(61,607)
Issuance of common stock	—	4,068	—	—	—	4,068
Stock compensation expense	—	9,654	—	—	—	9,654
Purchase of treasury stock	—	—	(100,005)	—	—	(100,005)
Balance at March 31, 2020	$3	$423,742	$(138,402)	$6,156,691	$(148,955)	$6,293,079
Net income	—	—	—	966,429	—	966,429
Other comprehensive income, net of tax	—	—	—	—	87,813	87,813
Issuance of common stock	—	(2,797)	—	—	—	(2,797)
Stock compensation expense	—	8,878	—	—	—	8,878
Reissuance of treasury stock	—	(338)	365	(27)	—	—
Balance at June 30, 2020	$3	$429,485	$(138,037)	$7,123,093	$(61,142)	$7,353,402
Net loss	—	—	—	1,314,824	—	1,314,824
Other comprehensive loss, net of tax	—	—	—	—	145,113	145,113
Issuance of common stock	—	1,080	—	—	—	1,080
Stock compensation expense	—	10,732	—	—	—	10,732
Reissuance of treasury stock	—	(28,984)	37,970	(8,992)	—	(6)
Balance at September 30, 2020	$3	$412,313	$(100,067)	$8,428,925	$83,971	$8,825,145

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

Our contracts from customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment, and may impact the timing of revenue recognition. Revenue associated with equipment that requires factory installation is not recognized until installation is complete and customer acceptance, if required, has occurred. Certain equipment requires installation due to the fact that the instruments are being operated in a clinical/laboratory environment, and the installation services could result in modification of the equipment in order to ensure that the instruments are working according to customer specifications, which are subject to validation tests upon completion of the installation. In these arrangements, which require factory installation, the delivery of the equipment and the installation are separate performance obligations. We recognize the transaction price allocated to the equipment only upon customer acceptance, as the transfer of control in relation to the equipment has occurred at that point as the customer has the ability to direct the use of and obtain substantially all of the remaining benefits from the asset. The transaction price allocated to the installation services is also recognized upon customer acceptance because without the completion of the installation services and related customer acceptance the customer cannot receive any of the benefits of the service.

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

We recognize revenues for a functional license of intellectual property at a point in time when the control of the license and technology transfers to the customer. For license agreements that include sales or usage-based royalty payments to us, we recognize revenue at the later of (i) when the related sale of the product occurs, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied.

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

In the third quarter of fiscal year 2021, we received approximately $32.5 million related to a settlement of an intellectual property litigation for sales of products infringing on our patents during the period from November 2018 through July 2021. Of the total amount, we recognized $31.6 million as revenue, based on the estimated stand-alone royalty rate associated with the infringed patents and is included as part of Net sales in our condensed consolidated statements of income.

Reagent Rental Agreements

Reagent rental agreements are a diagnostic industry sales method that provides use of an instrument and consumables (reagents) to a customer on a per test basis. These agreements may also include maintenance of the instruments placed at customer locations as well as initial training. We determine if a reagent rental arrangement contains a lease at contract commencement. Where we have determined that such an arrangement contains a lease, we next must ascertain its lease classification for purposes of applying appropriate accounting treatment as an operating, sales-type or direct financing lease. For purposes of determining the lease term used in performing the lease classification test, we include the noncancellable period of the lease together with those periods covered by the option to extend the lease if the customer is reasonably certain to exercise that option, the periods covered by an option to terminate the lease if the customer is reasonably certain not to exercise that option, and the periods covered by the option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company. While most of our reagent rental arrangements contain either the option for a lessee to extend and/or cancel, the period in which the contract is enforceable is a very short period and therefore the lease term has been limited to the noncancellable period. Generally these arrangements do not contain an option for the lessee to purchase the underlying asset.

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
Revenue allocated to the lease elements of these reagent rental arrangements represented approximately 2% and 3% of total revenue for both the three and nine months ended September 30, 2021 and September 30, 2020, respectively, and are included as part of Net sales in our condensed consolidated statements of income.

Contract costs:

As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income.

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Europe	$221.5	$220.9	$698.2	$590.6
Asia	171.2	142.0	512.2	382.3
United States	315.4	250.4	861.4	685.4
Other (primarily Canada and Latin America)	38.9	34.0	118.0	97.5
Total net sales	$747.0	$647.3	$2,189.8	$1,755.8

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenue by industry segment sources are presented in our Segment Information footnote (see Note 10).

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements. The deferred revenue balance at September 30, 2021 and December 31, 2020 was $67.0 million and $60.0 million, respectively. The short-term deferred revenue balance at September 30, 2021 and December 31, 2020 was $47.9 million and $42.5 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income.

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Change in our warranty liability for the nine-month period ended September 30, 2021 and 2020 were as follows (in millions):

	Nine Months Ended
	September 30,
	2021	2020
Balance at beginning of period	$9.8	$9.0
Provision for warranty	8.7	5.4
Actual warranty costs	(8.3)	(6.1)
Balance at end of period	$10.2	$8.3

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

Changes in our allowance for doubtful accounts were as follows (in millions):

	Nine Months Ended
	September 30,
	2021	2020
Balance at beginning of period	$19.8	$20.2
Provision for expected credit losses	0.6	1.2
Write-offs charged against the allowance	(5.6)	(2.1)
Recoveries collected	0.2	0.1
Balance at end of period	$15.0	$19.4

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
In January 2020, the FASB issued ASU 2020-01, "Clarifying the Interactions between Topic 321 Investments—Equity Securities, Topic 323 Investments—Equity Method and Joint Ventures, and Topic 815 Derivatives and Hedging." ASU 2020-01 clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. The adoption of ASU 2020-01 did not have a material impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes," which eliminates certain exceptions within ASC 740, Income Taxes, and clarifies other aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 was effective for fiscal years beginning after
December 15, 2020, with any adjustments reflected as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our condensed consolidated financial statements.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2021 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial Assets Carried at Fair Value:
Cash Equivalents:
Commercial Paper	$—	$33.3	$—	$33.3
Asset-Backed	—	0.4	—	$0.4
U.S. Government Sponsored	—	17.0	—	$17.0
Time Deposits	19.5	10.0	—	29.5
Money Market Funds	129.0	—	—	129.0
Total Cash Equivalents (a)	148.5	60.7	—	209.2
Restricted Investments (b)	6.8	—	—	6.8
Equity Securities (c)	16,259.1	—	—	16,259.1
Available-for-Sale Investments:
Corporate Debt Securities	—	231.5	—	231.5
U.S. Government Sponsored Agencies	—	66.1	—	66.1
Foreign Government Obligations	—	1.9	—	1.9
Other Foreign Obligations	—	5.6	—	5.6
Certificates of Deposit	—	15.7	—	15.7
Municipal Obligations	—	19.4	—	19.4
Asset-Backed Securities	—	68.9	—	68.9
Total Available-for-Sale Investments (d)	—	409.1	—	409.1
Forward Foreign Exchange Contracts (e)	—	0.6	—	0.6
Total Financial Assets Carried at Fair Value	$16,414.4	$470.4	$—	$16,884.8

Financial Liabilities Carried at Fair Value:
Forward Foreign Exchange Contracts (f)	$—	$0.8	$—	$0.8
Contingent Consideration (g)	—	—	—	—
Total Financial Liabilities Carried at Fair Value	$—	$0.8	$—	$0.8

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2020 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$41.7	$—	$41.7
Time deposits	17.6	10.0	—	27.6
Asset-backed securities	—	0.9	—	0.9
U.S. government sponsored agencies	—	2.5	—	2.5
Money market funds	60.1	—	—	60.1
Total cash equivalents (a)	77.7	55.1	—	132.8
Restricted investments (b)	6.7	—	—	6.7
Equity securities (c)	9,582.4	—	—	9,582.4
Available-for-sale investments:
Corporate debt securities	—	133.2	—	133.2
U.S. government sponsored agencies	—	76.9	—	76.9
Foreign government obligations	—	4.0	—	4.0
Other foreign obligations	—	2.1	—	2.1
Municipal obligations	—	15.2	—	15.2
Asset-backed securities	—	36.2	—	36.2
Total available-for-sale investments (d)	—	267.6	—	267.6
Forward foreign exchange contracts (e)	—	1.0	—	1.0
Total financial assets carried at fair value	$9,666.8	$323.7	$—	$9,990.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (f)	$—	$1.0	$—	$1.0
Contingent consideration (g)	—	—	0.7	0.7
Total financial liabilities carried at fair value	$—	$1.0	$0.7	$1.7

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2021	December 31, 2020
Restricted investments	$5.6	$5.6
Other investments	1.2	1.1
Total	$6.8	$6.7

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2021	December 31, 2020
Short-term investments	$68.2	$61.4
Other investments	16,190.9	9,521.0
Total	$16,259.1	$9,582.4

The changes in fair market value on our equity securities for the three and nine months ended September 30, 2021 were $4,868.7 million and $7,078.8 million of gains, respectively, which were primarily due to our investment in Sartorius AG and is recorded in Change in fair market value of equity securities in our condensed consolidated statements of income.

As of September 30, 2021, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 37% of the ordinary outstanding voting shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of September 30, 2021.

(d) Available-for-sale investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2021	December 31, 2020
Short-term investments	$409.1	$267.5
Other investments	—	0.1
Total	$409.1	$267.6

(e) Forward foreign exchange contracts in an asset position are included in other current assets in the condensed consolidated balance sheets.

(f) Forward foreign exchange contracts in a liability position are included in other current liabilities in the condensed consolidated balance sheets.

(g) Contingent consideration liabilities in a liability position are included in the other long-term liabilities in the condensed consolidated balance sheets.

To estimate the fair value of Level 2 debt securities as of September 30, 2021, our primary pricing provider uses Reuters as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Reuters does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Fair Value
Short-term investments:
Corporate debt securities	$230.0	$1.6	$(0.1)	$—	$231.5
Municipal obligations	19.3	0.1	—	—	19.4
Asset-backed securities	$68.8	$0.1	$—	$—	$68.9
U.S. government sponsored agencies	65.1	1	—	—	66.1
Foreign government obligations	$1.9	$—	$—	$—	$1.9
Certificates of Deposit	15.7	—	—	—	15.7
Other foreign obligations	5.6	—	—	—	5.6
	406.4	2.8	(0.1)	—	409.1

Long-term Investments:	—	—	—	—	—

Total	$406.4	$2.8	$(0.1)	$—	$409.1

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2021 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$242.2	$242.6
Mature in one to five years	106.6	107.9
Mature in more than five years	57.6	58.6
Total	$406.4	$409.1

Available-for-sale investments consist of the following (in millions):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$130.5	$2.7	$—	—	$133.2
Municipal obligations	15.0	0.2	—	—	15.2
Asset-backed securities	35.8	0.3	—	—	36.1
U.S. government sponsored agencies	74.7	2.2	—	—	76.9
Foreign government obligations	4.0	—	—	—	4.0
Other foreign obligations	2.1	—	—	—	2.1
	262.1	5.4	—	—	267.5
Long-term investments:
Asset-backed securities	0.1	—	—	—	0.1
	0.1	—	—	—	0.1
Total	$262.2	$5.4	$—	$—	$267.6

There were no significant unrealized losses as of September 30, 2021 and December 31, 2020 in either the less than or greater than 12 month categories.
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

At September 30, 2021, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of September 30, 2021.
Included in other current assets are $1.9 million and $1.4 million of interest receivable as of September 30, 2021 and December 31, 2020, respectively, primarily associated with securities in our available-for-sale investments portfolio. The interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the nine months ended September 30, 2021, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date. The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2021 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Reuters on the last business day of the quarter and the points provided by counterparties. The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in foreign currency exchange losses, net in the condensed consolidated statements of income.

The following is a summary of our forward foreign exchange contracts (in millions):

September 30,
2021
Contracts maturing in October through December 2021 to sell foreign currency:
Notional value	$113.5
Unrealized Gain/(Loss)	$0.3
Contracts maturing in October through December 2021 to purchase foreign currency:
Notional value	$145.9
Unrealized Gain/(Loss)	$(0.4)

Included in other investments in the condensed consolidated balance sheets are investments without readily determinable fair value measured at cost and is adjusted for observable price changes or impairments. The carrying value of these investments was $6.5 million and $0.5 million as of September 30, 2021 and December 31, 2020, respectively.

Also included in other investments in the condensed consolidated balance sheets are our equity method investments, for which our share of the equity method investees earnings is included in other income, net in our condensed consolidated statements of income. The carrying value of these investments was $31.9 million and $38.4 million as of September 30, 2021 and December 31, 2020, respectively.

3.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill by segment are as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of September 30, 2021 and December 31, 2020:
Goodwill	$277.9	$349.2	$627.1
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$236.1	$55.8	$291.9

Information regarding our identifiable purchased intangible assets with definite and indefinite lives is as follows (in millions):

	September 30, 2021
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.37	$112.3	$(89.6)	$22.7
Know how	4.00	173.3	(155.4)	17.9
Developed product technology	13.57	216.1	(113.5)	102.6
Licenses	7.03	65.1	(39.8)	25.3
Tradenames	7.48	6.4	(4.4)	2.0
Covenants not to compete	3.28	4.6	(2.6)	2.0
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		577.9	(405.4)	172.5
In-process research and development		4.6	—	4.6
Total purchased intangible assets		$582.5	$(405.4)	$177.1

	December 31, 2020
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.51	$116.6	$(87.2)	$29.4
Know how	4.75	196.6	(175.4)	21.2
Developed product technology	14.00	218.1	(107.1)	111.0
Licenses	7.73	65.6	(37.4)	28.2
Tradenames	7.82	6.6	(4.2)	2.4
Covenants not to compete	3.87	4.5	(2.0)	2.5
Other	—	0.1	(0.1)	—
Total definite-lived intangible assets		608.1	(413.4)	194.7
In-process research and development		4.8	—	4.8
Total purchased intangible assets		$612.9	$(413.4)	$199.5

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Amortization expense	$7.3	$7.2	$21.7	$20.3

4.    SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net income	$5,819.6	$2,967.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100.1	101.9
Reduction in the carrying amount of right-of-use assets	29.3	27.7
Share-based compensation	36.2	29.3
Other-than-temporary impairment losses on investment	0.8	4.6
Changes in fair market value of equity securities	(7,078.8)	(3,591.5)
Gain on divestiture of a division	—	(11.7)
Payments for operating lease liabilities	(30.9)	(27.1)
Increase in accounts receivable	(10.8)	(9.6)
Decrease (increase) in inventories	28.2	(83.5)
Increase in other current assets	(1.4)	(6.4)
Increase in accounts payable and other current liabilities	22.4	79.2
(Decrease) increase in income taxes payable	(22.2)	3.1
Increase in deferred income taxes	1,573.2	790.1
Increase in other long term liabilities	28.6	19.7
Other	4.3	(2.4)
Net cash provided by operating activities	$498.6	$290.6

Non-cash investing activities:
Purchased property, plant and equipment	$3.3	$6.1
Purchased marketable securities and investments	$11.8	$2.0

5.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2021	December 31, 2020
Finance leases and other debt	$12.3	$14.1
Less current maturities	(1.7)	(1.8)
Long-term debt	$10.6	$12.3

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2021:	$298.6	$(26.0)	$9.8	$282.4
Other comprehensive (loss) income, before reclassifications	(347.5)	1.7	(2.7)	(348.5)
Amounts reclassified from Accumulated other comprehensive income		2.6	(0.1)	2.5
Income tax effects	0.4	(0.5)	0.7	0.6
Other comprehensive (loss) income, net of income taxes	(347.1)	3.8	(2.1)	(345.4)
Balances as of September 30, 2021:	$(48.5)	$(22.2)	$7.7	$(63.0)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2020:	$(72.4)	$(22.2)	$7.2	$(87.4)
Other comprehensive (loss) income, before reclassifications	167.4	(1.3)	4.5	170.6
Amounts reclassified from Accumulated other comprehensive income	—	1.8	(0.6)	1.2
Income tax effects	—	0.4	(0.9)	(0.5)
Other comprehensive income, net of income taxes	167.4	0.9	3.0	171.3
Balances as of September 30, 2020:	$95.0	$(21.3)	$10.2	$83.9

The reclassification adjustments are calculated using the specific identification method.

The impact to income before taxes for amounts reclassified out of accumulated other comprehensive income into other income, net in the condensed consolidated statements of income were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Comprehensive income	2021	2020	2021	2020
Amortization of foreign other post-employment benefit items	$(1.0)	$(1.1)	$(2.6)	$(1.8)
Net holding gains on equity securities and available-for-sale investments	$—	$—	$0.1	$0.6

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	29,814	29,721	29,800	29,746
Effect of potentially dilutive stock options and restricted stock awards	410	407	390	391
Diluted weighted average common shares outstanding	30,224	30,128	30,190	30,137
Anti-dilutive shares	32	41	18	17

8.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and investment income	$0.3	$(1.8)	$(18.7)	$(14.6)
Net realized gains on investments	—	—	(0.1)	(0.6)
Other-than-temporary impairment loss on investment	—	—	0.8	4.6
Gain on divestiture of a division	—	—	—	(11.7)
Other expense	0.3	0.8	1.3	0.8
Other (income) expense, net	$0.6	$(1.0)	$(16.7)	$(21.5)

9.    INCOME TAXES

Our effective income tax rate was 21.8% and 21.9% for the three months ended September 30, 2021 and 2020, respectively. Our effective income tax rate was 22.2% and 22.5% for the nine months ended September 30, 2021 and 2020, respectively.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain foreign deferred tax assets will not be realized as of September 30, 2021, and have maintained a valuation allowance on such deferred tax assets.

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

Our gross unrecognized tax benefits were $59.4 million and $55.8 million as of September 30, 2021 and December 31, 2020, respectively. The increase in our gross unrecognized tax benefits is attributable to increases of uncertain tax accruals in various jurisdictions, partially offset by the release of the accruals in France due to the lapse of the statute of limitations.

As of September 30, 2021, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $20.4 million.

10.    SEGMENT INFORMATION

Information regarding operating segments for the three months ended September 30, 2021 and 2020 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2021	$373.5	$372.2	$1.3
	2020	$324.0	$322.2	$1.1

Segment net profit (loss)	2021	$105.8	$50.7	$(0.2)
	2020	$75.7	$28.8	$(0.6)

Information regarding operating segments for the nine months ended September 30, 2021 and 2020 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2021	$1,074.2	$1,111.0	$4.6
	2020	$803.2	$945.6	$7.0

Segment net profit (loss)	2021	$272.7	$108.9	$(0.4)
	2020	$134.9	$83.1	$0.6

Segment results are presented in the same manner as we manage our business internally to make operating decisions and assess performance. Our chief operating decision maker ("CODM") views all operating expenses, interest expense and corporate overhead as directly supporting the strategies of our segments. As a result, starting in 2021 these costs are fully allocated to our reportable segments. Prior to this change, the difference between total segment allocated interest expense, depreciation and amortization, and the corresponding consolidated amounts was attributable to our corporate headquarters.

The historical segment information has been recast to conform to the current allocation methodology of corporate operating and other expenses to the segments.  Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. The following reconciles total segment profit to consolidated income before income taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total segment profit	$156.3	$103.9	$381.2	$218.6
Foreign currency exchange losses, net	(2.2)	(0.8)	(0.5)	(2.5)
Change in fair market value of equity securities	4,868.7	1,580.4	7,078.8	3,591.5
Other (expense) income, net	(0.6)	1.0	16.7	21.5
Consolidated income before income taxes	$5,022.2	$1,684.5	$7,476.2	$3,829.1

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

12.    RESTRUCTURING COSTS

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in Europe and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from Europe to Asia. The restructuring plan is being implemented in phases and is expected to be substantially complete by the end of 2022. The liability of $58.0 million as of September 30, 2021 consisted of $38.5 million recorded in Accrued payroll and employee benefits and $19.5 million recorded in Other long-term liabilities in the condensed consolidated balance sheets. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense were $0.1 million, $(0.3) million and $0.2 million and $25.1 million, $27.5 million and $15.3 million in the condensed consolidated statements of income for the three and nine months ended September 30, 2021, respectively. The adjustments to expense recorded were primarily due to changes in the estimates of employee termination benefits and employees resigning or transferring to different positions within the company.

The following table summarizes the activity of our European reorganization restructuring reserves for severance (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2020:	$—	$—	$—
Charged to expense - employee termination benefits	12.9	62.7	75.6
Adjustment to expense	(2.7)	(5.0)	(7.7)
Cash payments	(1.7)	(5.8)	(7.5)
Foreign currency translation gains	(0.4)	(2.0)	(2.4)
Balances as of September 30, 2021:	$8.1	$49.9	$58.0

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

We determine if an arrangement is a lease at inception. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Operating lease ROU assets also include any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease. For purposes of determining the lease term used in the measurement of operating lease ROU assets and operating lease liabilities, we include the noncancellable period of the lease together with those periods covered by the option to extend the lease if we are reasonably certain to exercise that option, the periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option, and the periods covered by the option to extend (or to not terminate) the lease in which exercise of the option is controlled by the lessor. Lease expense is recognized on a straight-line basis over the lease term.

The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$13.7	$13.4	$40.2	$38.4

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.4	$0.4
Interest on lease liabilities	0.2	0.2	0.6	0.6
Total finance lease cost	$0.3	$0.3	$1.0	$1.0

Sublease income	$0.7	$0.7	$2.2	$2.2
The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for both the three and nine months ended September 30, 2021 and 2020. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for both the three and nine months ended September 30, 2021 and 2020.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.2	$10.8	$30.9	$33.0
Operating cash flows from finance leases	$0.1	$0.1	$0.4	$0.4
Financing cash flows from finance leases	$0.2	$0.2	$0.6	$0.6

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$5.8	$0.8	$12.3	$8.4
Finance leases	$—	$0.1	$—	$0.2

Supplemental balance sheet information related to leases was as follows (in millions):

	September 30, 2021	December 31, 2020

Operating Leases
Operating lease right-of-use assets	$204.2	$202.1

Current operating lease liabilities	$36.1	$36.5
Operating lease liabilities	176.8	175.1
Total operating lease liabilities	$212.9	$211.6

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities (in millions):

	September 30, 2021	December 31, 2020

Finance Leases
Property, plant and equipment, gross	$12.2	$12.2
Less: accumulated depreciation and amortization	(5.4)	(5.0)
Property, plant and equipment, net	$6.8	$7.2

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	10.6	11.0
Total finance lease liabilities	$11.1	$11.5

	September 30, 2021	December 31, 2020

Weighted Average Remaining Lease Term
Operating leases - in years	8	8
Finance leases - in years	16	16

Weighted Average Discount Rate
Operating leases	3.8%	3.9%
Finance leases	6.2%	6.2%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2021 (excluding the nine months ended September 30, 2021)	$11.4	$0.4
2022	43.0	1.3
2023	37.5	1.2
2024	30.9	1.1
2025	27.7	1.1
Thereafter	101.5	14.0
Total lease payments	252.0	19.1
Less imputed interest	(39.1)	(8.0)
Total	$212.9	$11.1

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher-turn over.

14. Subsequent Event

Acquisition

On October 15, 2021, we acquired all equity interests of Dropworks, Inc. for approximately $125 million. We believe this acquisition will complement our Digital PCR product offerings. The acquisition will be included in our Life Science segment's results of operations from the acquisition date and is expected to be accounted for as a business acquisition. We have not yet allocated the purchase price to the acquired assets and liabilities as we have not completed our accounting for the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2020 and the condensed consolidated financial statements for the three and nine months ended September 30, 2021.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Adding to this uncertainty is the withdrawal of the United Kingdom from the European Union. Approximately 39% of our year-to-date 2021 consolidated net sales are derived from the United States and approximately 61% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites as well as non-U.S. suppliers, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

COVID-19

The full impact of the COVID-19 pandemic continues to be inherently uncertain at the time of this report. The COVID-19 pandemic has impacted and, we expect to some extent, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways. We saw continued but moderating demand for products associated with COVID-19 testing and related research. For more discussions relating to the impacts on the COVID-19 pandemic, please see "Item 1A. Risk Factors" to this Form 10-Q.

Restructuring

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in Europe and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from Europe to Asia. The restructuring plan is being implemented in phases and is expected to be substantially complete by the end of 2022. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense were $0.1 million, $(0.3) million and $0.2 million and $25.1 million, $27.5 million and $15.3 million in the condensed consolidated statements of income for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, we have a restructuring accrual of $58.0 million. The amounts are estimates based on the information currently available to management.

Results of Operations

The following table shows cost of goods sold, gross profit, components of operating expense, change in fair market value of equity securities, and net income as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	41.4	43.3	43.4	44.3
Gross profit	58.6	56.7	56.6	55.7
Selling, general and administrative expense	28.9	30.6	29.9	33.1
Research and development expense	8.6	9.2	9.2	9.2
Change in fair market value of equity securities	651.7	244.2	323.3	204.6
Net income	525.8	203.1	265.8	169.0

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and nine months ended September 30, 2021 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three and nine months ended September 30, 2021, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Three Months Ended September 30, 2021 Compared to
Three Months Ended September 30, 2020

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the third quarter of 2021 were $747.0 million compared to $647.3 million in the third quarter of 2020, an increase of 15.4%.  Excluding the impact of foreign currency, third quarter 2021 sales increased by approximately 13.8% compared to the same period in 2020. The currency neutral sales increase came from North America and Asia Pacific.

The Life Science segment sales for the third quarter of 2021 were $373.5 million, an increase of 15.3% compared to the same period last year.  On a currency neutral basis, sales increased 13.9% compared to the third quarter in 2020. Currency neutral sales were driven by growth in our Digital PCR and Process Media products. Also during the third quarter of 2021, we recorded $31.6 million of royalty revenue related to an intellectual property litigation settlement that pertained to the sales of infringing products that occurred during the period from November 2018 through July 2021. North America and Asia Pacific regions experienced strong currency neutral sales growth compared to the third quarter of 2020.

The Clinical Diagnostics segment sales for the third quarter of 2021 were $372.2 million, an increase of 15.5% compared to the same period last year.  On a currency neutral basis, sales increased 13.7% compared to the third quarter in 2020.  The currency neutral sales were up in nearly all product lines across all regions, primarily driven by higher utilization in lab operations as businesses recover from the COVID-19 pandemic.

Consolidated gross margins were 58.6% for the third quarter of 2021 compared to 56.7% for the third quarter of 2020.  Life Science segment gross margins for the third quarter of 2021 increased by approximately 3.1 percentage points from the same period last year. The increase in the Life Science segment gross margin was primarily related to favorable product mix, lower production costs, and the one-time royalty revenue that pertained to sales from prior years as indicated above in net sales that affected gross margin by 2.0 percentage points. Clinical Diagnostics segment gross margins for the third quarter of 2021 increased by approximately 0.3 percentage points from the same period last year. The increase in Clinical Diagnostics segment gross margins was mainly related to favorable product costs and higher sales.

Selling, general and administrative expenses (SG&A) increased to $216.2 million or 28.9% of sales for the third quarter of 2021 compared to $198.2 million or 30.6% of sales for the third quarter of 2020.  The increase to SG&A was primarily related to higher employee related expenses and legal expenses.

Research and development (R&D) expense increased to $64.5 million or 8.6% of sales in the third quarter of 2021 compared to $59.5 million or 9.2% of sales in the third quarter of 2020.  Life Science segment R&D expense increased in the third quarter of 2021 compared to the prior year period, primarily from increases in employee related expense and investment in strategic research initiatives. Clinical Diagnostics segment R&D expense increased in the third quarter of 2021 from the prior year period, primarily due to higher employee related expense and professional services.

Results of Operations – Non-operating

Interest expense for the third quarter of 2021 and 2020 was $0.4 million and $5.7 million, respectively. The reduction in interest expense was primarily due to the repayment of the $425.0 million principal amount of Senior Notes in December 2020.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net losses were $2.2 million for the third quarter of 2021 compared to net losses of $0.8 million for the third quarter of 2020. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities was a gain of $4.87 billion and $1.58 billion for the third quarter of 2021 and 2020, respectively, primarily resulting from the recognition of higher holding gains in the third quarter of 2021 compared to the third quarter of 2020 on our position in Sartorius AG.

Other income and expense, net for the third quarter of 2021 was an expense of $0.6 million compared to income of $1.0 million for the third quarter of 2020. The difference of income, net of $1.6 million was primarily due to net investment income in the third quarter of 2020.

Our effective income tax rate was 21.8% and 21.9% for the third quarter of 2021 and 2020, respectively. The tax rates for both periods were driven by the large unrealized gain in equity securities. The increase in the rate was offset by of an increase in compensation related tax deductions in the third quarter of 2021.

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

As of September 30, 2021, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $20.4 million.

Nine Months Ended September 30, 2021 Compared to
Nine Months Ended September 30, 2020

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the first nine months of 2021 were $2.19 billion compared to $1.76 billion in the first nine months of 2020, an increase of 24.7%.  Excluding the impact of foreign currency, the first nine months of 2021 sales increased by approximately 21.2% compared to the same period in 2020. Currency neutral sales increased in all regions, led by Asia Pacific and Europe.

The Life Science segment sales for the first nine months of 2021 were $1.07 billion, an increase of 33.7% compared to the same period last year.  On a currency neutral basis, sales increased 30.3% compared to the first nine months of 2020. Currency neutral sales were up in nearly all product lines but were primarily driven by growth in our qPCR, Western Blotting, Digital PCR, and Process Media products. A significant portion of the Life Science segment growth came from products used to support COVID-19 research and testing. Also during the third quarter of 2021, we recorded $31.6 million of royalty revenue related to an intellectual property litigation settlement that pertained to the sales of infringing products that occurred during the period from November 2018 through July 2021. All regions experienced double digit currency neutral sales growth compared to the first nine months of 2020.

The Clinical Diagnostics segment sales for the first nine months of 2021 were $1.11 billion, an increase of 17.5% compared to the same period last year.  On a currency neutral basis, sales increased 13.9% compared to the first nine months of 2020. Currency neutral sales increased across all product lines and regions as the overall diagnostics market continues to recover from the COVID-19 pandemic. Currency neutral sales also benefited from the higher utilization in lab operations as businesses recover from the COVID-19 pandemic.

Consolidated gross margins were 56.6% for the first nine months of 2021 compared to 55.7% for the first nine months of 2020.  Life Science segment gross margins for the first nine months of 2021 increased from the prior year period by approximately 3.4 percentage points. The increase in the Life Science segment gross margin was primarily related to increased sales volume, favorable product mix related to higher sales of Digital PCR, Gene Expression and Process Media products, lower production costs, and the one-time royalty revenue that pertained to sales from prior years as indicated above in net sales that affected gross margin by 0.7 percentage points. Clinical Diagnostics segment gross margins for the first nine months of 2021 decreased from the prior year period by approximately 1.9 percentage points. The decrease in the Clinical Diagnostics segment gross margins was primarily related to the costs associated with the restructuring plan announced in February 2021, partially offset by increased sales in 2021.

Selling, general and administrative expenses (SG&A) increased to $655.4 million or 29.9% of sales for the first nine months of 2021 compared to $581.1 million or 33.1% of sales for the first nine months of 2020.  The increase to SG&A was primarily related to the restructuring plan announced in February 2021, as well as increased employee related expenses and legal expenses.

Research and development (R&D) expense increased to $201.8 million or 9.2% of sales in the first nine months of 2021 compared to $160.8 million or 9.2% of sales in the first nine months of 2020.  Life Science segment R&D expense increased in the first nine months of 2021 compared to the prior year period, primarily from increases in employee related expense, and investment in strategic research initiatives. Clinical Diagnostics segment R&D expense increased in the first nine months of 2021 from the prior year period, primarily related to the restructuring plan announced in February 2021 and higher employee related expenses.

Results of Operations – Non-operating

Interest expense for the first nine months of 2021 and 2020 was $1.2 million and $17.2 million, respectively, a decrease of $16.0 million primarily due to the repayment of the $425.0 million principal amount of Senior Notes in December 2020.

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net losses were $0.5 million for the first nine months of 2021 compared to net losses of $2.5 million for the first nine months of 2020. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities were gains of $7.08 billion and $3.59 billion for the first nine months of 2021 and 2020, respectively, primarily resulting from the recognition of higher holding gains in the first nine months of 2021 compared to the first nine months of 2020 on our position in Sartorius AG.

Other income, net for the first nine months of 2021 was $16.7 million compared to $21.5 million for the first nine months of 2020. The decrease of $4.8 million of income was primarily due to a gain of $11.7 million on the sale of our Informatics division in 2020, partially offset by a $10 million increase in the Sartorius AG dividends declared in 2021.

Our effective income tax rate was 22.2% and 22.5% for the first nine months of 2021 and 2020, respectively. The tax rates for both periods were driven by the large unrealized gain in equity securities. In addition, the effective tax rate for the third quarter of 2021 was lower as a result of an increase in compensation related tax deductions.
Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement) that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of September 30, 2021, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

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

At September 30, 2021, we had available $1.34 billion in cash, cash equivalents and short-term investments, of which approximately 29% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Cash Flows from Operations

Net cash provided by operations was $498.6 million compared to $290.6 million for the nine months ended September 30, 2021 and 2020, respectively.  The increase in operating cash flows was primarily due to higher cash received from customers as a result of the growth in sales, higher Sartorius AG dividends in 2021 compared to 2020, higher investment income received and lower interest paid as a result of the repayment of the $425.0 million principal amount of Senior Notes in December 2020. These increases were partially offset by higher cash paid to suppliers primarily for materials to support the increase in sales, cash paid for employee related expenses such as salaries, bonuses and benefits, and to a lesser extent for employee restructuring programs. The increases were also partially offset by higher income taxes paid.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of cash used for acquisitions, capital expenditures and activity related to the purchases, sales and maturities of marketable securities.

Net cash used in investing activities was $230.0 million and $10.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily attributable to an increase of $286.5 million in net cash outflows from maturities, sales and purchases of marketable securities and investments, and to a lesser extent higher capital expenditures, and proceeds of $12.2 million from a divestiture of a division that was received in 2020 compared to none in 2021. Increases in net cash used were partially offset by a decrease in cash outflows for acquisitions in 2020 of $96.7 million.
Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash used for purchases of treasury stock, payments for contingent consideration, and cash proceeds from the issuance of common stock for share-based compensation.

Net cash used in financing activities was $60.1 million and $101.2 million for the nine months ended September 30, 2021, and 2020, respectively. This decrease was primarily attributable to a $50.0 million decrease in cash used to purchase treasury stock.

Treasury Shares

During the first quarter of 2021, we repurchased 89,506 shares of Class A common stock for $50.0 million under our Share Repurchase Program compared to the repurchase of 291,941 shares of our Class A common stock for $100.0 million in 2020. No shares were purchased for the remainder of 2020. We designated these repurchased shares as treasury stock. As of September 30, 2021, $223.1 million remained under the Share Repurchase Program.

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

During the third quarter of 2021, 112,623 shares of Class A treasury stock with an aggregate total cost of $42.8 million were reissued to fulfill grants to employees under our restricted stock program. Upon reissuing the Class A treasury stock, a loss of $6.7 million was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings, while $36.2 million reduced Additional paid-in capital.

Recent Accounting Pronouncements Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2021, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11, “Legal Proceedings” in the Notes to the condensed consolidated financial statements of Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In evaluating our business and whether to invest in any of our securities, you should carefully read the following risk factors in addition to the other information contained in this report. We believe that any of the following risks could have a material effect on our business, results of operations or financial condition, our industry or the trading price of our common stock. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. We cannot predict these new risks and uncertainties, nor can we assess the extent to which any such new risks and uncertainties or the extent to which the risks and uncertainties set forth below may adversely affect our business, results of operations, financial condition, our industry, the value of our equity holdings, or the trading price of our common stock. Please carefully consider the following discussion of significant factors, events and uncertainties that make an investment in our securities risky and provide important information for the understanding of the “forward-looking” statements discussed this report. In addition to the effects of the COVID-19 pandemic and resulting global disruptions on our business and operations discussed in this report, additional or unforeseen effects from the COVID-19 pandemic and the global economic climate may give rise to or amplify many of these risks discussed below.

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

On the supply side, we continue to experience challenges with the supply of raw materials and components used in the production of our products, with some suppliers operating at reduced or modified capacity and otherwise unable to meet our increased demand for raw materials and inputs to manufacture our products. There are currently industry wide supply shortages of plastic materials, raw material resins, and certain electronic components as well. Shortages of raw materials have caused backorders on some of our products and some delays in certain new product development activities. In addition, we continue to experience transportation challenges in moving goods across regions, including reduced freight availability as some airlines have scaled back flight operations, increased freight surcharges due to reduced freight capacity, and ocean freight capacity has been constrained by delays at ports on the West Coast of the U.S. and globally. Some countries continue to impose travel restrictions and may continue to impose measures that restrict the movement of our goods. We have experienced raw material cost increases as a result of the COVID-19 pandemic, which may continue. The invocation by the U.S. federal government of the Defense Production Act of 1950 with respect to our manufacturing operations, or the enforcement of comparable laws by other governmental entities, could disrupt our manufacturing and distribution operations.

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

We have significant international operations. We have direct distribution channels in over 36 countries outside the United States, and during the nine months ended September 30, 2021 our foreign entities generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) has caused some disruption to the free movement of goods, services and people between the United Kingdom and the European Union and could result in increased regulatory, legal, labor and tax complexities.

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

Our future growth depends in part on our ability to continue to improve our product offerings and develop and introduce new product lines and extensions that integrate technological advances. In particular, we may not be able to keep up with changes in the clinical diagnostics industry, such as the trend toward molecular diagnostics or point-of-care tests. If we are unable to integrate technological advances into our product offerings or to design, develop, manufacture and market new product lines and extensions successfully and in a timely manner, our business, results of operations and financial condition will be adversely affected. The COVID-19 pandemic has caused some delays to our ability to develop and introduce new products. We have experienced product launch delays in the past and may do so in the future. We cannot assure you that our product and process development efforts will be successful or that new products we introduce will achieve market acceptance. Failure to launch successful new products or improvements to existing products may cause our products to become obsolete, which could harm our business, results of operations and financial condition.

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

Our information technology (IT) systems are an integral part of our business, and a serious disruption of our IT systems (which increasingly include cloud-based systems provided by third party vendors) could have a material adverse effect on our business, results of operations and financial condition. We depend on our IT systems to process orders, manage inventory and collect accounts receivable. Our IT systems also allow us to efficiently purchase products from our suppliers and ship products to our customers on a timely basis, maintain cost-effective operations and provide customer service. We may experience disruption of our IT systems due to redundancy issues with our network servers. We cannot assure you that our contingency plans will allow us to operate at our current level of efficiency.

Our ability to implement our business plan in a rapidly evolving market requires effective planning, reporting and analytical processes. We expect that we will need to continue to improve and further integrate our IT systems, reporting systems and operating procedures by training and educating our employees with respect to these improvements and integrations on an ongoing basis in order to effectively run our business. We may suffer interruptions in service, loss of data or reduced functionality when we upgrade or change systems or migrate to cloud-based systems. If we fail to successfully manage and integrate our IT systems, reporting systems and operating procedures, it could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our data security above and ERP implementation and events beyond our control below.

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

In recent years, we have been faced with very challenging global economic conditions. The COVID-19 pandemic, as discussed above, is currently causing disruptions to global economic conditions. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may, and currently is, also adversely affecting our suppliers, which could continue to result in interruptions in the supply of the components and raw materials necessary for our products. Additionally, the United States and other countries, such as China and India, recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding the COVID-19 pandemic and our international operations above and regarding government regulations below.

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

Our products are very technical in nature, and we operate in a complex and competitive business environment. In general, only highly qualified and well-trained scientists have the necessary skills to develop, market and sell our products, and many of our manufacturing positions require very specialized knowledge and skills. In addition, the global nature of our business also requires that we have sophisticated and experienced staff to comply with increasingly complex international laws and regulations. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. In particular, the job market in Northern California, where many of our employees are located, is very competitive. If we do not offer competitive compensation and benefits, we may fail to retain or attract a sufficient number of qualified personnel, which could impair our ability to properly run our business. We have experienced increased turnover since the start of the COVID-19 pandemic. As conditions improve from the pandemic and more employees return to the workplace from working remotely, we anticipate further increases to turnover. In addition, our recently mandated COVID-19 vaccine policy in the Unites States may result in a loss of personnel.

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

On March 31, 2021, the current U.S. presidential administration proposed the “American Jobs Plan” to create domestic jobs, rebuild national infrastructure and increase American competitiveness. To fund its cost, the administration also proposed the “Made in America Tax Plan”. Furthermore, in third quarter of 2021, the House of Representatives proposed the “Build Back Better Act” and Senators Wyden, Brown and Warner unveiled draft international tax overhaul legislation. If any of the provisions are enacted, our effective tax rate and cash tax liability will increase, which could materially impact our financial statements.

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

Our current and future debt and related covenants may restrict our future operations.

As of September 30, 2021, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which has been utilized for domestic standby letters of credit. Our existing credit facility and agreements we may enter in the future, contain or may contain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Existing covenants place restrictions on our ability to, among other things: incur additional debt; acquire other businesses or assets through merger or purchase; create liens; make investments; enter into transactions with affiliates; sell assets; in the case of some of our subsidiaries, guarantee debt; and declare or pay dividends, redeem stock or make other distributions to stockholders. Our existing credit facility also requires that we comply with certain financial ratios, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock (“Share Repurchase Program”). In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow us to repurchase up to an additional $200.0 million of stock. As of September 30, 2021, $223.1 million remained under the Share Repurchase Program.
Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2021	—	$—	—	$223.1
August 1 to August 31, 2021	—	$—	—	$223.1
September 1 to September 30, 2021	—	$—	—	$223.1

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	October 29, 2021	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	October 29, 2021	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer