Form 10-K
period 2021-12-31
BIO-RAD LABORATORIES, INC.
filed 2022-02-11
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM			10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended			December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission file number			1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			94-1381833
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		(510)			724-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock Par Value $0.0001 per share		BIO	New York Stock Exchange
Class B Common Stock Par Value $0.0001 per share		BIOb	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒			Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐			Yes	☒	No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.			☒	Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
			☒	Yes	☐ No

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
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $13,641,153,999 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $106,611,955.

As of February 9, 2022, there were 24,860,701 shares of Class A Common Stock and 5,071,736 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference
	Document	Form 10-K Parts
(1)	Definitive Proxy Statement to be mailed to stockholders in connection with the
	registrant's 2022 Annual Meeting of Stockholders (specified portions)	III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2021

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this report include forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements we make regarding our future financial performance, operating results, plans and objectives, impact of the COVID-19 pandemic on Bio-Rad’s results and operations, and steps governments, universities, hospitals and private industry, including diagnostic laboratories, are taking or may take as a result of the pandemic. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions. Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including, but not limited to, the duration, severity and impact of the COVID-19 pandemic, global economic conditions, supply chain issues, our ability to develop and market new or improved products, our ability to compete effectively, foreign currency exchange fluctuations, reductions in government funding or capital spending of our customers, international legal and regulatory risks, product quality and liability issues, our ability to integrate acquired companies, products or technologies into our company successfully, changes in the healthcare industry, natural disasters and other catastrophic events beyond our control, and other risks and uncertainties identified under “Item 1A, Risk Factors” of this Annual Report. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

Description of Business

Business Segments

Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics.  Both segments operate worldwide.  Our Life Science segment and our Clinical Diagnostics segment generated 48% and 52%, respectively, of our net sales for the year ended December 31, 2021. We generated approximately 39% of our consolidated net sales for the year ended December 31, 2021 from the U.S. and approximately 61% from our remaining worldwide markets.

Life Science Segment
Our Life Science segment is at the forefront of discovery, creating advanced tools to answer complex biological questions.  These tools are typically used to separate, purify, characterize, or quantitate biological materials such as cells, proteins, and nucleic acids in the research laboratory or the biopharmaceutical manufacturing and quality control process, for food safety and science education and literacy. Many of our products are used in established research techniques, biopharmaceutical production processes and food testing regimes. We are focused on the translational research market segment where our products help accelerate the timelines from discovery in the lab to the clinic and the patient. We are a leader in the life sciences market and develop, manufacture and market approximately 9,000 reagents, apparatus and laboratory instruments that serve a global customer base. These techniques are typically used to separate, purify and identify biological materials such as proteins, nucleic acids and bacteria within a laboratory or production setting. We focus on selected segments of the life sciences market in proteomics (the study of proteins), genomics (the study of genes), biopharmaceutical production, cellular biology and food safety.  We estimate that the worldwide market that our portfolios can address for products in these selected segments of our addressable markets is approximately $19 billion. Our principal life science customers include universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories.

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

Raw Materials and Components

We utilize a wide variety of chemicals, biological materials, electronic components, machined metal parts, optical parts, computing and peripheral devices.  Most of these materials and components are available from numerous sources, and while we have historically not experienced difficulty in securing adequate supplies, the impact of COVID-19 on our suppliers' operations has created on-going challenges in procuring materials. For more discussion relating to the impacts of the COVID-19 pandemic and the difficulty of securing adequate supplies, please see “Item 1A, Risk Factors” to this Annual Report. In certain instances, we acquire components and materials from a sole supplier. Due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials.

Patents, Trademarks and Licenses

We own over 2,200 U.S. and international patents and numerous trademarks.  We also hold licenses under U.S. and foreign patents owned by third parties and pay royalties on the sales of certain products under these licenses.  In addition, we also receive royalties for licenses of our intellectual property. We view these patents, trademarks and license agreements as valuable assets; however, we believe that our ability to develop and manufacture our products depends primarily on our knowledge, technology and special skills rather than our patent, trademark and licensing positions.

Seasonal Operations

Our business is not inherently seasonal.  However, the European custom of concentrating vacation during the summer months usually tempers third quarter sales volume and operating income.

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force, employing approximately 820 direct sales and sales management personnel around the world. Our sales force typically consists of experienced industry professionals with scientific training, and we maintain a separate specialized sales force for each of our segments. We believe that this direct sales approach allows us to sell a broader range of our products that creates more brand awareness and long-term relationships with our customers.

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

Competition

The markets served by our product groups are highly competitive.  Our competitors range in size from start-ups to large multinational corporations with significant resources and reach.  We seek to compete primarily in market segments where the technology and efficacy of our products offer customers specific advantages over the competition.

Our Life Science segment does not face the same competitors for all of its products due to the breadth of its product lines.  Major competitors in this market include Becton Dickinson, GE Biosciences, Merck Millipore and Thermo Fisher Scientific. We compete primarily based on meeting performance specifications and offering comprehensive solutions.
Major competitors for our products in the Clinical Diagnostics segment include Roche, Abbott Laboratories, Siemens, Danaher, Thermo Fisher Scientific, Becton Dickinson, bioMérieux, Ortho Clinical Diagnostics, Tosoh, Immucor and DiaSorin. We compete across a variety of attributes including quality, service and product portfolio.

Research and Development
We conduct extensive research and development activities in all areas of our business. Research and development has played a major role in Bio-Rad’s growth and is expected to continue to do so in the future. Our research teams are continuously developing new products and new applications for existing products. In our development of new products and applications, we interact with scientific and medical professionals at pharma and bio-pharma companies, universities, hospitals and medical schools, and within our industry. In addition, we regularly invest in companies that are engaged in the development of new technologies that either complement or expand our existing portfolio of products. We have approximately 950 employees worldwide focused on research and development, including degreed scientists, engineers, software developers and other technical support staff.

Regulatory Matters

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain of our products (primarily diagnostic and donor screening products) are subject to regulation in the United States by the Center for Devices and Radiological Health (CDRH) and/or the Center for Biologics Evaluation and Research (CBER) of the U.S. Food and Drug Administration (FDA) and in other jurisdictions by state and foreign government authorities.  FDA regulations require that some new products have pre-marketing notification (“510(k)”) or approval (“PMA” or Biologics License Application – “BLA”) by the FDA and require certain products to be manufactured in accordance with FDA’s “good manufacturing practice” regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. The FDA’s 510(k) clearance process requires regulatory competence to execute and usually takes four to nine months, but it can last longer. The FDA’s PMA and BLA processes require extensive regulatory competence to execute and may take one to two years.

A clinical trial is generally required to support a PMA or BLA application and is sometimes required for a 510(k) clearance or a de novo authorization. Conducting clinical trials is a complex and costly activity and frequently requires the use of outsourced resources that specialize in planning and conducting the clinical trial for the medical device manufacturer.

The European Union (“EU”) has adopted the EU in-vitro Diagnostics Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in-vitro diagnostics products (as compared to the predecessor in-vitro Diagnostics Directive (IVDD)), including in the areas of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. Manufacturers of currently marketed in-vitro diagnostics products will have until May 2022 to meet the requirements of the EU IVDR, though the EU Council and Parliament recently signed an amendment that delays certain previously mandated deadlines to allow more time for Notified Body to manage the entire portfolio of IVD products on the European market.

Our manufacturing facilities, as well as those of certain suppliers, are subject to periodic routine and for-cause inspections by the FDA and other regulatory bodies to verify compliance with regulatory requirements. Similar inspections are performed by Notified Bodies to verify compliance to applicable ISO standards (e.g. ISO 13485:2016), requirements under the Medical Device Single Audit Program ("MDSAP") applicable to regulatory requirements of Australia, Brazil, Canada, Japan and the U.S. and/or medical device regulations and requirements from the countries in which we distribute product and other specified audits by regulatory authorities. If a regulatory body were to find that we or certain suppliers have failed to comply with applicable regulations (e.g. recordkeeping, reporting of adverse events), it could institute a wide variety of enforcement actions, ranging from issuance of a warning or untitled letter to more severe sanctions, such as product recalls or seizures, civil penalties, consent decrees, injunctions, criminal prosecution, operating restrictions, partial suspension or shutdown of production, refusal to permit importation or exportation, refusal to grant, or delays in granting, clearances or approvals or withdrawal or suspension of existing clearances or approvals. Any of these actions could have an adverse effect on our business.

We are also subject to additional regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment.

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

Our operations are subject to federal, state, local and foreign environmental laws and regulations that govern activities such as transportation of goods, emissions to air and discharges to water, as well as handling and disposal practices for solid, hazardous and medical wastes.  In addition to environmental laws that regulate our operations, we are also subject to environmental laws and regulations that create liabilities and clean-up responsibility for spills, disposals or other releases of hazardous substances into the environment as a result of our operations or otherwise impacting real property that we own or operate.  The environmental laws and regulations could also subject us to claims by third parties for damages resulting from any spills, disposals or releases resulting from our operations or at any of our properties.

These regulatory requirements vary widely among countries.

Human Capital Resources

At Bio-Rad, we consider our employees to be our most valuable asset, and critical to the effective development, manufacture, sale, distribution and servicing of our vast array of products and services. Our employees are essential to satisfying our customers’ needs for products to advance science and healthcare. At December 31, 2021, we had approximately 7,900 employees, the overwhelming majority of which are full-time employees. Our employees are located throughout the world with roughly 46% in the Americas, 39% in Europe, the Middle-East and Africa, and 15% in Asia Pacific. Our employees work in over 140 locations in 36 different countries around the world.

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

Compensation and Benefits

We provide a competitive total rewards program consisting of broad-based salary and bonus plans as well as annual stock grants to management level employees. These programs combine to recognize and reward performance based on individual, group, and overall company performance. We provide competitive health and welfare programs which include medical, dental, vision and life insurance, a 401(k) plan, an employee stock purchase program, local pension plans, profit sharing, employee assistance, child and elder care programs, employee recognition and a host of other localized programs tied to the unique needs of our employees. Pay equity is an integral part of our compensation strategy. We have established ongoing processes and protocols to help us pay each individual employee appropriately based on the employee's skills, performance, experience, location, market practices, etc., regardless of race, gender and other non-performance related attributes.

Health, Wellness and Safety

The health and welfare of our employees is of the highest importance to Bio-Rad. We prioritize, manage, and carefully track safety performance at all locations globally and integrate sound safety practices in every aspect of our operations. We offer work site hazard evaluations, workplace safety surveys, safety equipment selection, safety program reviews, chemical and radiation exposure monitoring, safety training, and disposal of hazardous chemical, radioactive and infectious waste. In response to the COVID-19 pandemic and related mitigation measures, in March 2020 we began to implement certain changes in an effort to protect our employees and customers from COVID-related exposures. For example, we implemented social distancing in the workplace, extensive cleaning and sanitation processes for both production and office spaces, and broad work-from-home initiatives for employees in our administrative functions. While Bio-Rad’s essential workers continued to work at our facilities and provide vital service to our customers, most employees in our administrative functions effectively worked remotely starting in March 2020. Many employees in our administrative functions continue to work remotely, and we anticipate they will continue to do so until pandemic conditions improve. In 2021, we also instituted a COVID-19 vaccine requirement in the United States to help contribute to a safer workplace. We also require employees to isolate and quarantine when appropriate to protect their fellow workers and deploy rapid COVID-19 testing when appropriate.

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

Although we have experienced increased demand for certain of our products being used in fighting the COVID-19 pandemic, we previously experienced some decreases in product demand in certain of our other businesses. Many of our customers reduced or modified operations to various extents, resulting in labs, universities and other customers' facilities being opened at reduced capacity, hospital visits declined as people delayed elective surgeries and avoided non-essential trips to the hospital, and routine diagnostic testing slowed. If conditions related to the pandemic were to deteriorate, we expect that parts of our business could again suffer negative impacts from the pandemic. We expect that an improvement in the COVID-19 pandemic conditions will result in a decrease in demand for our products being used in fighting the COVID-19 pandemic which could have a negative impact on our financial results if the negative impact is not offset by the recovery of other parts of our businesses as a result of improved conditions related to the pandemic.

On the supply side, we are experiencing increased challenges with the supply of raw materials and components used in the production of our products, with some suppliers operating at reduced or modified capacity and otherwise unable to meet our demand for raw materials and inputs to manufacture our products. There are currently industry wide supply shortages of plastic materials, raw material resins, and certain electronic components as well. Shortages of raw materials have caused backorders, some of which we consider to be significant, and some delays in certain new product development activities, and we expect backorders and delays to continue in 2022. In addition, we continue to experience transportation challenges in moving goods across regions, including reduced freight availability as some airlines have scaled back flight operations, increased freight surcharges due to reduced freight capacity, and ocean freight capacity has been constrained by delays at ports on the West Coast of the U.S. and globally. Some countries continue to impose travel restrictions and may continue to impose measures that restrict the movement of our goods. We have experienced raw material cost increases as a result of the COVID-19 pandemic, which may continue. The invocation by the U.S. federal government of the Defense Production Act of 1950 with respect to our manufacturing operations, or the enforcement of comparable laws by other governmental entities, could disrupt our manufacturing and distribution operations.

With respect to our personnel, as a critical health care supplier, we have continued to keep essential production, distribution and service teams onsite working in manufacturing and supply chain facilities throughout the world. Many employees in our administrative functions continue to work remotely, and we anticipate they will continue to do so until pandemic conditions improve. Although we are adhering to government mandated and Environmental, Health and Safety protocols, an outbreak of COVID-19 at one or more of our facilities could nonetheless cause shutdowns of facilities and a reduction in our workforce, which could dramatically affect our ability to operate our business and our financial results.

The duration of the COVID-19 pandemic is unknown, even with the distribution of a vaccine and boosters, and it is difficult to predict the full extent of potential impacts the pandemic will have in the future on our business, operations, and financial results, or on our customers, suppliers, logistics providers, or on the global economy as a whole.

A reduction or interruption in the supply of components and raw materials could adversely affect our manufacturing operations and related product sales.

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. The COVID-19 pandemic has created delays and shortages in the supply of components and raw materials. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. If our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner could be adversely affected, which would adversely affect our ability to sell our products. See also our risk factor regarding the COVID-19 pandemic above.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the twelve months ended December 31, 2021 our foreign entities generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) has caused some disruption to the free movement of goods, services and people between the United Kingdom and the European Union and has resulted in increased regulatory complexities.

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

As stated above, a significant portion of our operations and sales are outside of the United States. When we make purchases and sales in currencies other than the U.S. dollars, we are exposed to fluctuations in foreign currencies relative to the U.S. dollar that may adversely affect our results of operations and financial condition. Our international sales are largely denominated in local currencies. As a result, the strengthening of the U.S. dollar negatively impacts our consolidated net sales expressed in U.S. dollars. Conversely, when the U.S. dollar weakens, our expenses at our international sites increase. In addition, the volatility of other currencies may negatively impact our operations outside of the United States and increase our costs to hedge against currency fluctuations. In addition, we hold investments and a loan receivable that are subject to foreign exchange fluctuations. We cannot assure you that future shifts in currency exchange rates will not have a material adverse effect on our results of operations and financial condition.

Changes in the market value of our position in Sartorius AG materially impact our financial results and the value of our investments might cause us to be deemed an investment company.

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
We have positions in a variety of financial instruments including asset backed securities and other similar instruments. Financial markets are volatile, particularly in light of the COVID-19 pandemic, and the markets for these securities can be illiquid. The value of these securities will continue to be impacted by external market factors including default rates, changes in the value of the underlying property, such as residential or commercial real estate, rating agency actions, the prices at which observable market transactions occur and the financial strength of various entities, such as financial guarantors who provide insurance for the securities. Should we need to convert these positions to cash, we may not be able to sell these instruments without significant losses due to current debtor financial conditions, low trading volume of the securities, or other market considerations.

As discussed further in Part 1, Item 7 of this Annual Report under the heading “Loan”, we made a loan of 400 million Euros to Sartorius-Herbst Beteiligungen II GmbH in November 2021 that is secured by the pledge of certain trust interests which upon termination of the trust represent the right to receive Sartorius ordinary shares. Prior to a termination of the trust, the trust interests, which are provided as collateral for the Loan, are not tradable on the capital markets and may, in case of an enforcement, have to be sold with a significant discount to the value of the underlying shares.

We also have positions in equity securities, including our position in Sartorius AG. Financial markets are volatile and the markets for these equity securities can be illiquid as well. A decline in the market value of our investments in equity securities that we own could result in significant losses due to write-downs in the value of the equity securities. Also, if we need to convert these positions to cash, we may not be able to sell these equity securities without significant losses. In addition, a significant decline in the value of the Sartorius ordinary shares would reduce the value of the collateral for the Loan discussed in the previous paragraph, and in such circumstances the value of the collateral may be insufficient to cover the repayment of the Loan, and Sartorius-Herbst Beteiligungen II GmbH will likely have no other assets from which to repay the loan. Furthermore, the change in the market value of Sartorius ordinary shares will have an impact on the value appreciation rights acquired in connection with the Loan discussed in the previous paragraph.

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

We made significant changes to our organizational structure over the past few years. At the beginning of 2020, we restructured the Clinical Diagnostics segment based on functional groups rather than product line divisions. We have continued to reorganize aspects of our European operations, including the reorganization announced in February 2021. These changes may have unintended consequences, such as distraction of our management and employees, labor unrest, business disruption, disruption of supply, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, the EU adopted the EU in-vitro Diagnostics Regulation (the “EU IVDR”) which includes broad changes regarding in vitro diagnostic devices and medical devices. The implementation date for the EU IVDR is May 2022, though the EU Council and Parliament recently signed an amendment that delays certain previously mandated deadlines to allow more time for Notified Body to manage the entire portfolio of IVD products on the European market. The EU IVDR will require us to modify or re-register some products and will result in additional costs. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Brexit is resulting in additional regulatory requirements associated with goods manufactured and sold in the United Kingdom and additional complexities and delays with respect to goods, raw materials and personnel moving between the United Kingdom and the European Union. In addition, new government administrations may interpret existing regulations or practices differently. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Certain tenders in China and India also are including local manufacturing preferences or requirements. Such regulations could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our international operations and regarding global economic and geopolitical conditions above.

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

As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies. The benefits of any acquisition may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions could cause significant diversion of our management’s time and resources. If we acquire new companies, products or technologies, we may be required to assume contingent liabilities or record impairment charges for goodwill and other intangible assets over time. Goodwill and non-amortizable intangible assets are subject to impairment testing, and potential periodic goodwill impairment charges, amortization expenses related to certain intangible assets, and other write-offs could harm our operating results. Impairment tests are highly sensitive to changes in assumptions and minor changes to assumptions could result in impairment losses. If the results forecast in our impairment tests are not achieved, or business trends vary from the assumptions used in forecasts, or external factors change detrimentally, future impairment losses may occur, as they have occurred in the past. Increased antitrust enforcement and greater government scrutiny of mergers in the healthcare sector may impact our ability to consummate acquisitions. We cannot assure you that we will successfully overcome these risks or any other problems we encounter in connection with any acquisitions, and any such acquisitions could adversely affect our business, results of operations and financial condition.

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

Our products are very technical in nature, and we operate in a complex and competitive business environment. In general, only highly qualified and well-trained scientists have the necessary skills to develop, market and sell our products, and many of our manufacturing positions require very specialized knowledge and skills. In addition, the global nature of our business also requires that we have sophisticated and experienced staff to comply with increasingly complex international laws and regulations. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. In particular, the job market in Northern California, where many of our employees are located, is very competitive. If we do not offer competitive compensation and benefits, we may fail to retain or attract a sufficient number of qualified personnel, which could impair our ability to properly run our business. We have experienced increased turnover since the start of the COVID-19 pandemic. As conditions improve from the pandemic and more employees return to the workplace from working remotely, we anticipate further increases to turnover. In addition, our recently mandated COVID-19 vaccine policy in the Unites States has resulted in a loss of personnel.

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

We have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which has been utilized for domestic standby letters of credit as of December 31, 2021. Our existing credit facility and agreements we may enter in the future, contain or may contain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  Existing covenants place restrictions on our ability to, among other things: incur additional debt; acquire other businesses or assets through merger or purchase; create liens; make investments; enter into transactions with affiliates; sell assets; in the case of some of our subsidiaries, guarantee debt; and declare or pay dividends, redeem stock or make other distributions to stockholders. Our existing credit facility also requires that we comply with certain financial ratios, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.

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

We have significant manufacturing and distribution facilities, including in the western United States, France, Switzerland, Germany and Singapore. In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years, some of which may be associated with climate change. These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, electricity outages, strikes or other labor unrest at any of our sites or surrounding areas could cause disruption to our business. Acts of terrorism, bioterrorism, violence or war, or public health issues such as the outbreak of a contagious disease like COVID-19 could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East and Eastern Europe. Any of these events could adversely affect our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We own our corporate headquarters located in Hercules, California. The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Singapore	Leased
	Oxford, England	Leased

Clinical Diagnostics	Irvine, California	Leased
	Greater Seattle Area, Washington	Leased
	Lille, France	Owned
	Cressier, Switzerland	Owned/Leased
	Dreieich, Germany	Owned/Leased

Shared	Greater San Francisco Bay Area, California	Owned/Leased
	Greater Paris Area, France	Leased
	Leipzig, Germany	Leased

Most manufacturing and research facilities also house administration, sales and distribution activities. In addition, we lease office and warehouse facilities in a variety of locations around the world. The facilities are used principally for sales, service, distribution and administration for both segments.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various claims, legal actions and complaints arising in the ordinary course of business. While we do not believe, at this time, that any ultimate liability resulting from any of these matters will have a material adverse effect on our results of operations, financial position or liquidity, we cannot give any assurance regarding the ultimate outcome of these matters and their resolution could be material to our operating results for any particular period, depending on the level of income for the period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Concerning Common Stock

Bio-Rad’s Class A and Class B Common Stock are listed on the New York Stock Exchange with the ticker symbols BIO and BIOb, respectively.

On February 9, 2022, we had 163 holders of record of Class A Common Stock and 92 holders of record of Class B Common Stock.  Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock (“Share Repurchase Program”). In July 2020, the Board of Directors authorized increasing the share repurchase program to allow the Company to repurchase up to an additional $200.0 million of stock. During the three months ended December 31, 2021, we did not purchase or otherwise acquire any shares of common stock. As of December 31, 2021, $223.1 million remained under the share repurchase program.

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 500 and the S&P 400 MidCap Indices and a selected peer group, assuming $100 invested on December 31, 2016, and reinvestment of dividends if paid:

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

(2) As a result of our addition to the S&P 500 stock market index, we are presenting both the S&P MidCap 400 and S&P 500 stock market indices for this year of transition.

This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under these Acts.

ITEM 6.  RESERVED

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

We sell more than 12,000 products and services to a diverse customer base comprised of scientific research, healthcare, education and government organizations worldwide. We do not disclose quantitative information about our different products and services as it is impractical to do so based primarily on the numerous products and services that we sell and the global markets that we serve.

We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components.  As our customers require standardization for their experiments and test results, much of our revenues are recurring in nature.

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 39% of our 2021 consolidated net sales are derived from the United States and approximately 61% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens.  When the U.S. dollar strengthens, we benefit from lower cost of sales from our international manufacturing sites, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency fluctuation has on our results.

COVID-19

The full impact of the COVID-19 pandemic continues to be inherently uncertain at the time of this report. The COVID-19 pandemic has impacted and, we expect to some extent, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways. During 2021, we saw continued but moderating demand for products associated with COVID-19 testing and related research. The COVID-19 pandemic has created delays and shortages in the supply of components and raw materials. Shortages of raw materials have caused backorders, some of which we consider to be significant, and some delays in certain new product development activities, and we expect backorders and delays to continue in 2022. For more discussion relating to the impacts of the COVID-19 pandemic, please see "Item 1A, Risk Factors" to this Annual Report.

Acquisition

On October 15, 2021 (the "Acquisition Date"), we acquired all equity interests of Dropworks, Inc. ("Dropworks") for a total consideration of $125.5 million.

Dropworks is a development stage company focused on developing a digital PCR product. The strategic rationale for the transaction was to address additional opportunities in the PCR market. We believe this acquisition will complement our Life Science product offerings. The acquisition was included in our Life Science segment's results of operations from the Acquisition Date.

Restructuring

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in Europe and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from Europe to Asia. The restructuring plan is being implemented in phases and is expected to be substantially complete by the end of 2022. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense were $25.0 million, $26.1 million and $13.3 million, respectively, in the consolidated statements of income for the year ended December 31, 2021. As of December 31, 2021, we have a restructuring accrual of $47.1 million. The amounts are estimates based on the information currently available to management.

Loan

In November 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II GmbH ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due at the latest on January 31, 2029, subject to certain events which could trigger payment prior to maturity (the “Loan”). The Loan proceeds will be used by SHB to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests that are due upon repayment of the Loan.

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

The assets acquired and liabilities assumed in our business combinations consist of acquired working capital and finite-lived and indefinite-lived intangible assets. The carrying value of acquired working capital approximates its fair value, given the short-term nature of these assets and liabilities. We estimate the fair value of finite-lived and indefinite-lived intangible assets acquired using a discounted cash flow approach, which includes an analysis of the future cash flows expected to be generated by such assets and the risk associated with achieving such cash flows. The key assumptions used in the discounted cash flow model include the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the acquired intangible assets, which include revenue, operating expenses and taxes. Our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Goodwill and Intangible Assets

Goodwill represents the excess of (a) the aggregate of the fair value of consideration transferred in a business combination over (b) the fair value of assets acquired, net of liabilities assumed. Goodwill is not amortized, but is subject to annual impairment tests as described in the section "Impairment of Goodwill".

We acquired intangible assets in connection with certain of our business acquisitions. These assets were recorded at their estimated fair values at the acquisition date and are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are used. Estimated useful lives are determined based on our historical use of similar assets and the expectation of future realization of cash flows attributable to the intangible assets. Changes in circumstances, such as technological advances or changes to our business model, could result in the actual useful lives differing from our current estimates. In those cases where we determine that the useful life of an intangible asset should be shortened, we amortize the net book value in excess of the estimated salvage value over its revised remaining useful life. We did not revise our previously assigned useful life estimates attributed to any of our intangible assets during the years ended December 31, 2021, 2020 and 2019.

Impairment of Goodwill

We conduct a goodwill impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. We test goodwill at the reporting unit level. Significant judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, a trend of negative or declining cash flows, a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods, or other relevant entity-specific events such as changes in management, key personnel, strategy or customers, contemplation of bankruptcy, or litigation. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

We first may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test included in U.S. GAAP. To the extent our assessment identifies adverse conditions, or if we elect to bypass the qualitative assessment, goodwill is tested at the reporting unit level using a quantitative impairment test. There were no impairments for the years ended December 31, 2021 and 2020.

Impairment of Long-Lived Assets
We review long-lived assets, such as property and equipment and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Typical indicators that an asset may be impaired include, but are not limited to:
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

Recoverability of property, plant and equipment, and other finite-lived intangible asset is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to its fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. There were no triggering events to cause us to record an impairment charge for the years ended December 31, 2021, 2020 and 2019.

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

Reagent rental agreements are primarily a diagnostic industry sales method that provides use of an instrument and consumables (reagents) to a customer on a per test basis. These agreements may also include maintenance of the instruments placed at customer locations as well as initial training. We initially determine if a reagent rental arrangement contains a lease at contract commencement. Where we have determined that such an arrangement contains a lease, we next must ascertain its lease classification for purposes of applying appropriate accounting treatment as an operating, sales-type or direct financing lease. For purposes of determining the lease term used in performing the lease classification test, we include the noncancellable period of the lease together with those periods covered by the option to extend the lease if the customer is reasonably certain to exercise that option, the periods covered by an option to terminate the lease if the customer is reasonably certain not to exercise that option, and the periods covered by the option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company. The assessment of the lease term for reagent rental agreements, including the impact from any associated contractual termination penalties, are subject to an estimation process. While most of our reagent rental arrangements contain either the option for a lessee to extend and/or cancel, the period in which the contract is enforceable is a very short period and therefore the lease term has been limited to the noncancellable period. Generally, these arrangements do not contain an option for the lessee to purchase the underlying asset.

Valuation of Inventories
We value inventory at the lower of the actual cost to purchase and/or manufacture the inventory, or the current estimated net realizable value of the inventory.  We review inventory quantities on hand and reduce the cost basis of excess and obsolete inventory based primarily on an estimated forecast of product demand, production requirements and the quality and efficacy of raw materials.  This review is done at the end of each fiscal quarter.  In addition, our industry is characterized by technological change, frequent new product development and product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand.  Our estimates of future product demand may prove to be inaccurate, and if too high, we may have overstated the carrying value of our inventory. In the future, if inventory is determined to be overvalued, we would be required to write down the value of inventory to market and recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make efforts to ensure the accuracy of our forecasts of future product demand and perform procedures to safeguard overall inventory quality, any significant unanticipated changes in demand, technological developments, regulations, storage conditions, or other economic or environmental factors affecting biological materials, could have a significant impact on the value of our inventory and reported results of operations.

Fair Value Measurements
U.S. GAAP establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value. Valuation of Level 1 and 2 instruments generally do not require significant management judgment and the estimation is not difficult. Level 3 instruments include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.
We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to Sartorius-Herbst Beteiligungen II GmbH. The Loan includes certain value appreciation rights that are due upon repayment of the Loan. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in change in fair value of equity and debt securities in our consolidated statements of income.

Results of Operations - Sales, Gross Margins and Expenses - Incorporating by Reference the Results of Operations - Sales, Gross Margins and Expenses from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	43.9	43.5
Gross profit	56.1	56.5
Selling, general and administrative expense	30.1	31.4
Research and development expense	9.3	8.9
Net income	145.3	149.5

Net sales

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the year ended December 31, 2021 were $2.92 billion, compared to $2.55 billion for the year ended December 31, 2020, an increase of 14.8%. Excluding the impact of foreign currency, for the year ended December 31, 2021 sales increased by approximately 12.7% compared to the year ended December 31, 2020. Currency neutral sales increased in all regions, led by growth in Asia Pacific and Europe. Excluding the impact of COVID related sales, currency neutral sales increased by 17% compared to the year ended December 31, 2020.

The Life Science segment sales for the year ended December 31, 2021 were $1.40 billion, an increase of 13.7% compared to the year ended December 31, 2020.  On a currency neutral basis, sales increased 12.0% compared to the year ended December 31, 2020. Currency neutral sales were up in nearly all product lines but were primarily driven by growth in our Western Blotting, Digital PCR, and Process Media products. A significant portion of the Life Science segment growth came from products used to support COVID-19 research and testing. All regions experienced double digit currency neutral sales growth compared to the year ended December 31, 2020.

The Clinical Diagnostics segment sales for the year ended December 31, 2021 were $1.52 billion, an increase of 16.1% compared to the year ended December 31, 2020. On a currency neutral basis, sales increased 13.6% compared to the year ended December 31, 2020. Currency neutral sales increased across all product lines and regions as the overall diagnostics market continues to recover from the COVID-19 pandemic, including an increase in utilization in lab operations.

Gross margin

Consolidated gross margins were 56.1% for the year ended December 31, 2021 compared to 56.5% for the year ended December 31, 2020. Life Science segment gross margins for the year ended December 31, 2021 increased by approximately 0.6 percentage points compared to the year ended December 31, 2020, primarily related to increased sales volume, favorable product mix related to higher sales of Digital PCR and Process Media products, and lower production costs. Clinical Diagnostics segment gross margins for the year ended December 31, 2021 decreased by approximately 1.1 percentage points compared to the year ended December 31, 2020. The decrease in the Clinical Diagnostics segment gross margins for the year ended December 31, 2021 was primarily related to the costs associated with the restructuring plan announced in February 2021, partially offset by increased sales for the year ended December 31, 2021.

Selling, general and administrative expense

Consolidated selling, general and administrative expenses (SG&A) increased to $879.6 million or 30.1% of sales for the year ended December 31, 2021 compared to $800.3 million or 31.4% of sales for the year ended December 31, 2020.  The increase to SG&A was primarily related to the restructuring plan announced in February 2021, as well as increased employee related expenses.

Research and development expense

Research and development (R&D) expense increased to $271.7 million or 9.3% of sales for the year ended December 31, 2021 compared to $226.6 million or 8.9% of sales for the year ended December 31, 2020.  R&D expense increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, in both the Life Science and Clinical Diagnostics segment. The increase was primarily from increases in investment in strategic projects and research initiatives, costs related to the restructuring plan announced in February 2021, and higher employee related expenses.

Results of Operations – Non-operating

Interest expense

Interest expense for the years ended December 31, 2021 and 2020 was $1.6 million and $21.9 million, respectively, a decrease of $20.3 million primarily due to the repayment of the $425.0 million principal amount of Senior Notes in December 2020.

Foreign currency exchange gains and losses

Foreign currency exchange gains and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange net losses for the years ended December 31, 2021 and 2020 were $2.8 million and $1.8 million, respectively.  Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity and debt securities

Change in fair market value of equity and debt securities were gains of $4.93 billion for the year ended December 31, 2021 compared to $4.50 billion for the year ended December 31, 2020, primarily resulting from the recognition of holding gains on our position in Sartorius AG of $4.92 billion in 2021 and $4.48 billion in 2020, partially offset by a decrease in fair value of a loan to Sartorius-Herbst Beteiligungen II GmbH of $10.8 million.

Other income, net

Other income, net includes investment and dividend income, interest income on our cash and cash equivalents, short-term investments and long-term marketable securities.  Other income, net for the year ended December 31, 2021 increased to $26.8 million compared to $24.5 million for the year ended December 31, 2020. Other income, net increased primarily due to a $10.1 million increase in the Sartorius AG dividends declared in 2021, and an increase in investment and other income of $3.9 million, partially offset by a gain of $11.7 million on the sale of our Informatics division in 2020.

Effective tax rate

Our effective tax rates were 21.9% and 22.4% for the years ended December 31, 2021 and 2020, respectively. The effective tax rates for the years ended December 31, 2021 and 2020 were driven by the unrealized gain in equity securities that is taxed at approximately 22% as well as the geographic mix of earnings and the taxation of our foreign earnings. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes in the geographic mix of earnings, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

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

As of December 31, 2021, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $20.8 million. Substantially all such amounts will impact our effective income tax rate.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 16, 2021, for the discussion of the comparison of the fiscal year ended December 31, 2020 to the fiscal year ended December 31, 2019, the earliest of the three fiscal years presented in the Consolidated Statements of Operations.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement) that we entered into in April 2019 and amended in November 2021 (see Note 5, "Notes Payable and Long-Term Debt," to the consolidated financial statements), and to a lesser extent international lines of credit. Borrowings under the Credit Agreement are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement as of December 31, 2021; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability.  Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

At December 31, 2021, we had available $869.9 million in cash, cash equivalents and short-term investments, of which approximately 23% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

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

Cash Flows from Operations

Net cash provided by operations was $656.5 million and $575.3 million for the years ended December 31, 2021 and 2020, respectively.  The net increase between the year ended December 31, 2021 and the year ended December 31, 2020 of $81.2 million was primarily due to higher cash received from customers as a result of the growth in sales, higher Sartorius AG dividends in 2021 compared to 2020, lower interest paid as a result of the repayment of the $425.0 million principal amount of Senior Notes in December 2020, proceeds from forward foreign exchange contracts in 2021 compared to payments for forward foreign exchange contracts in 2020, and higher investment income received in 2021 than in 2020. These increases were partially offset by higher cash paid to suppliers primarily for materials to support the increase in sales, cash paid for employee related expenses such as salaries, bonuses and benefits, and to a lesser extent for employee restructuring programs. The increases were also partially offset by higher income taxes paid.

Cash flows from operations during the first quarter have historically had larger payments for royalties, fourth quarter sales commissions and annual employee bonuses, and we expect this pattern to recur in the first quarter of 2022.

Cash Flows from Investing Activities

Our investing activities consisted primarily of cash used for extending a collateralized loan, activity related to the purchases, sales and maturities of marketable securities, acquisitions and capital expenditures.

Net cash used in investing activities was $784.4 million and $60.3 million for the years ended December 31, 2021 and 2020, respectively. The increase of $724.2 million was primarily attributable to a $453.4 million funding for a collateralized loan to Sartorius-Herbst Beteiligungen II GmbH, an increase of $204.3 million for net cash outflows from purchases, sales and maturities of marketable securities and investments, higher net cash outflows of $28.9 million for the acquisition of Dropworks, Inc. in 2021 compared to the acquisition of Celsee, Inc. in 2020, net payments of $21.9 million for higher capital expenditures, and proceeds of $12.2 million from a divestiture of a division that was received in 2020 compared to none in 2021.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash used for repayment of debt, purchases of treasury stock, payments for contingent consideration, and cash proceeds from the issuance of common stock for share-based compensation.

Net cash used in financing activities was $55.4 million compared to $523.0 million for the years ended December 31, 2021 and 2020, respectively. This decrease was primarily attributable to the repayment of the $425 million principal amount of Senior Notes in 2020, and lower purchases of treasury stock in 2021 compared to 2020 of $50.0 million.

Treasury Shares

During the year ended December 31, 2021, 114,711 shares of Class A treasury stock with an aggregate total cost of $43.6 million were reissued to fulfill grants to employees under our restricted stock program. Upon reissuing the Class A treasury stock, a loss of $6.7 million was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings, while $37.0 million reduced Additional paid-in capital.

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

The re-issuance of the treasury stock for the years ended December 31, 2021 and 2020 did not require cash payments or receipts and therefore did not affect liquidity.

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock (“Share Repurchase Program”). In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow the Company to repurchase up to an additional $200.0 million of stock. As of December 31, 2021, $223.1 million remained under the Share Repurchase Program.

During the year ended December 31, 2021, we repurchased 89,506 shares of Class A common stock for $50.0 million under our Share Repurchase Program, compared to the repurchase of 291,941 shares of our common stock for $100.0 million during the year ended December 31, 2020. We designated these repurchased shares as treasury stock.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2021 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$11.0	$0.5	$0.9	$0.9	$8.7
Interest payments (1)	$7.8	$0.7	$1.5	$1.3	$4.3
Operating lease obligations (2)	$246.8	$42.5	$71.7	$53.1	$79.5
Purchase obligations (3)	$16.7	$12.2	$4.3	$0.2	$—
Long-term liabilities (4)	$124.8	$10.6	$21.8	$9.1	$83.3

(1) These amounts represent expected cash payments, primarily from finance lease obligations, which are included in our December 31, 2021 consolidated balance sheet. See Note 5 of the consolidated financial statements for additional information about our debt.

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

(4) These amounts primarily represent recognized long-term obligations for other post-employment benefits mostly due in more than 5 years, and long-term deferred revenue. Excluded from this table are tax liabilities for uncertain tax positions and contingencies in the amount of $66.6 million. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above. See Note 6 of the consolidated financial statements for additional information about our income taxes.

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

Foreign currency exposures are managed on a centralized basis. This allows for the netting of natural offsets and lowers transaction costs and net exposures. Where possible, we seek to manage our foreign exchange risk in part through operational means, including matching same-currency revenues to same-currency costs, and same-currency assets to same-currency liabilities. Moreover, weakening in one currency can often be offset by strengthening in another currency. Foreign exchange risk is also managed through the use of forward foreign exchange contracts. Positions are primarily in Euro, Swiss Franc, British Pound, Japanese Yen and Korean Won. The majority of forward contracts are for periods of 90 days or less. We record the change in value of our foreign currency receivables and payables as a Foreign exchange (gain) loss on our consolidated statements of income along with the change in fair market value of the forward exchange contract used as an economic hedge of those assets or liabilities.

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates. All other variables were held constant. Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates. A 10% depreciation / appreciation on quoted foreign exchange rates related to the Company’s contracts would result in an approximate net-present-value loss / gain of $32.8 million on our derivative position as of December 31, 2021. The gains or losses on forward currency-exchange contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged. This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries.  Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates. Due to the relatively small amount of short-term variable rate debt instruments we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%. Our holdings of long-term debt instruments consist primarily of fixed-rate instruments and are thus insulated from interest rate changes. As of December 31, 2021, the overall interest rate risk associated with our debt instruments was not significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
Page

Reports of Independent Registered Public Accounting Firm	39-42
Consolidated Balance Sheets at December 31, 2021 and 2020	43-44
Consolidated Statements of Income for each of the three years in the period ended
December 31, 2021	45
Consolidated Statements of Comprehensive Income for each of the three years in the period
December 31, 2021	46
Consolidated Statements of Cash Flows for each of the three years in the period ended
December 31, 2021	47
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years
in the period ended December 31, 2021	48
Notes to Consolidated Financial Statements	49-89

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio-Rad Laboratories, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of Lease Term for Reagent Rental Arrangements

As discussed in Note 1 to the consolidated financial statements, the Company earns revenue from reagent     rental agreements with its customers. Each agreement generally includes lease elements subject to the lease accounting standards and non-lease elements subject to the revenue accounting standards. The classification of the lease component as an operating or sales-type lease can impact the timing of revenue recognition and cost attributable to the underlying lease elements. While most reagent rental arrangements contain an option for a lessee to extend and the option for the lessee to cancel or both, the period in which the contract is enforceable is generally short, and the lease term has been determined to generally be the noncancelable period. The revenue allocated to the reagent rental lease elements was approximately 2% of total revenue for the year ended December 31, 2021 and it is included as part of Net Sales in the Consolidated Statement of Income.

We identified the assessment of the lease term for reagent rental agreements, including the impact from any associated contractual termination penalties, as a critical audit matter. The Company’s determination of lease classification as operating, or sales-type lease is primarily dependent on the initial determination of the lease term. The Company’s process is based on the manual examination of a high volume of agreements that are negotiated individually across the world with diverse terms. Testing the determination of the lease term, including consideration of contractual termination penalties, required a high degree of auditor judgment to design and execute the audit procedures.

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

Accounting for the Investment in Sartorius AG

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company owns 37% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius AG (Sartorius) as of December 31, 2021. The Sartorius family trust (the “Trust”) (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. The Company does not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because it does not have any representative or designee on Sartorius' board of directors and has tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting. Management monitors its relationships with Sartorius for changes that could affect whether it has the ability to exercise significant influence.

We identified the evaluation of whether the Company has the ability to exercise significant influence over the operating and financial policies of Sartorius as a critical audit matter. The Company’s determination of significant influence is based on management’s judgments used in their assessment of the investment and impact of changes that could affect that conclusion. The evaluation of management’s judgments required a high degree of challenging auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s evaluation of accounting for investments.

We evaluated management’s significant judgments by:

•assessing the Company’s policy of determining whether they have significant influence over an investee for compliance with U.S. generally accepted accounting policies
•evaluating the Company’s accounting analysis including consideration of the €400 million loan to Sartorius-Herbst Beteiligungen II GmbH and the criteria used to determine whether the Company has the ability to exercise significant influence over Sartorius AG

•inspecting legal documents, the minutes of meetings of the board of directors, and other correspondence used by management as the basis for its accounting analysis
•confirming legal determinations through inquiries of the Company’s legal counsel
•analyzing whether additional events or transactions that could impact its relationships with investees had occurred that had not been identified by the Company.

/s/ KPMG LLP

We have served as the Company's auditor since 2013.

Santa Clara, California
February 11, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio‑Rad Laboratories, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Bio-Rad Laboratories, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 11, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Santa Clara, California
February 11, 2022

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$470,783	$662,205
Short-term investments	399,135	328,913
Restricted investments	5,560	5,560
Accounts receivable, less allowance for doubtful accounts of $15,142 and $19,807 as of December 31, 2021 and 2020, respectively	423,537	419,424

Inventories:
Raw materials	116,880	126,911
Work in process	142,742	151,931
Finished goods	312,617	343,411
Total inventories	572,239	622,253

Prepaid expenses	107,745	90,621
Other current assets	10,089	10,859
Total current assets	1,989,088	2,139,835

Property, plant and equipment:
Land and improvements	27,940	25,739
Buildings and leasehold improvements	385,798	363,048
Equipment	1,074,830	1,063,974
Total property, plant and equipment	1,488,568	1,452,761
Less: accumulated depreciation and amortization	(997,616)	(961,390)
Property, plant and equipment, net	490,952	491,371

Operating lease right-of-use assets	204,798	202,136
Goodwill, net	347,343	291,916
Purchased intangibles, net	253,939	199,497
Other investments	14,387,006	9,561,140
Other assets	102,669	86,723
Total assets	$17,775,795	$12,972,618

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	December 31,
	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,941	$139,451
Accrued payroll and employee benefits	276,986	222,875
Current maturities of long-term debt	489	1,798
Income taxes payable	10,319	23,282
Other taxes payable	35,980	34,053
Current operating lease liabilities	36,435	36,507
Deferred revenue	50,852	42,468
Other current liabilities	127,936	131,102
Total current liabilities	680,938	631,536

Long-term debt, net of current maturities	10,514	12,258
Deferred income taxes	3,059,080	2,076,785
Operating lease liabilities	175,938	175,128
Other long-term liabilities	182,191	196,971
Total liabilities	4,108,661	3,092,678

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 25,133,530 and 25,072,619 at 2021 and 2020, respectively; shares outstanding - 24,853,986 and 24,767,870 at 2021 and 2020, respectively	2	2
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued and outstanding - 5,078,452 and 5,076,186 at 2021 and 2020, respectively	1	1
Additional paid-in capital	441,733	429,376
Class A treasury stock at cost, 279,544 shares at 2021 and 304,749 shares at 2020	(106,290)	(99,907)
Retained earnings	13,507,241	9,268,012
Accumulated other comprehensive income (loss)	(175,553)	282,456
Total stockholders’ equity	13,667,134	9,879,940
Total liabilities and stockholders’ equity	$17,775,795	$12,972,618

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019

Net sales	$2,922,545	$2,545,626	$2,311,659
Cost of goods sold	1,281,884	1,107,804	1,054,663
Gross profit	1,640,661	1,437,822	1,256,996
Selling, general and administrative expense	879,574	800,267	824,625
Research and development expense	271,657	226,598	202,710
Income from operations	489,430	410,957	229,661
Interest expense	1,551	21,861	23,416
Foreign currency exchange losses, net	2,753	1,771	2,245
Change in fair market value of equity and debt securities	(4,926,248)	(4,495,825)	(2,030,987)
Other income, net	(26,775)	(24,488)	(26,094)
Income before income taxes	5,438,149	4,907,638	2,261,081
Provision for income taxes	(1,192,247)	(1,101,371)	(502,406)
Net income	$4,245,902	$3,806,267	$1,758,675

Basic earnings per share:
Net income per basic share	$142.33	$127.86	$58.93
Weighted average common shares - basic	29,831	29,768	29,843

Diluted earnings per share:
Net income per diluted share	$140.56	$126.20	$58.27
Weighted average common shares - diluted	30,208	30,160	30,184

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$4,245,902	$3,806,267	$1,758,675
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(469,088)	371,057	(36,953)
Foreign other post-employment benefits adjustments	15,099	(3,806)	(7,363)
Net unrealized holding gains (losses) on available-for-sale (AFS) investments	(4,020)	2,553	3,926
Other comprehensive income (loss), net of tax	(458,009)	369,804	(40,390)
Comprehensive income	$3,787,893	$4,176,071	$1,718,285

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Cash received from customers	$2,886,489	$2,531,135	$2,311,925
Cash paid to suppliers and employees	(2,140,882)	(1,886,988)	(1,818,575)
Interest paid, net	(2,251)	(21,639)	(22,330)
Income tax payments, net	(134,683)	(65,244)	(45,081)
Dividend proceeds and miscellaneous receipts, net	35,282	21,488	31,673
Proceeds from (payments for) forward foreign exchange contracts, net	12,566	(3,424)	285
Net cash provided by operating activities	656,521	575,328	457,897
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(120,803)	(98,920)	(98,532)
Proceeds from dispositions of property, plant and equipment	52	70	129
Proceeds from divestiture of a division	—	12,240	—
Payments for acquisitions, net of cash received	(125,516)	(96,655)	(79,386)
Recovery of purchases of intangible assets	—	3,414	8,818
Payments for purchases of marketable securities and investments	(851,627)	(248,457)	(371,450)
Payments for investment in loan instrument	(453,440)	—	—
Proceeds from sales of marketable securities and investments	425,537	89,734	104,632
Proceeds from maturities of marketable securities and investments	341,359	278,324	226,900
Net cash used in investing activities	(784,438)	(60,250)	(208,889)
Cash flows from financing activities:
Payments on long-term borrowings	(3,020)	(426,938)	(643)
Payments for credit agreement renewal fees	—	—	(486)
Proceeds from issuances of common stock for share-based compensation	20,632	20,198	13,113
Tax payments from net share settlement	(22,482)	(12,930)	(8,096)
Proceeds from reissuances of treasury stock for shared-based compensation, net	—	—	3,831
Payments for purchases of treasury stock	(49,998)	(100,004)	(28,000)
Payments of contingent consideration	(561)	(3,367)	(2,477)
Net cash used in financing activities	(55,429)	(523,041)	(22,758)
Effect of foreign exchange rate changes on cash	(12,636)	12,427	2,237
Net (decrease) increase in cash, cash equivalents and restricted cash	(195,982)	4,464	228,487
Cash, cash equivalents and restricted cash at beginning of year	667,115	662,651	434,164
Cash, cash equivalents and restricted cash at end of year	$471,133	$667,115	$662,651

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$470,783	$662,205	$660,672
Restricted cash included in Other current assets	14	3,994	93
Restricted cash included in Other assets	336	916	1,886
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$471,133	$667,115	$662,651

These restricted cash items are primarily related to performance guarantees and other restricted deposits.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at December 31, 2018	$3	$394,342	$(49,129)	$3,722,073	$(46,958)	$4,020,331
Net income	—	—	—	1,758,675	—	1,758,675
Other comprehensive loss, net of tax	—	—	—	—	(40,390)	(40,390)
Issuance of common stock	—	5,017	—	—	—	5,017
Stock compensation expense	—	35,593	—	—	—	35,593
Purchase of treasury stock	—	—	(28,000)	—	—	(28,000)
Reissuance of treasury stock	—	(24,932)	38,732	(9,969)	0	3,831
Balance at December 31, 2019	3	410,020	(38,397)	5,470,779	(87,348)	5,755,057
Net income	—	—	—	3,806,267	—	3,806,267
Other comprehensive income, net of tax	—	—	—	—	369,804	369,804
Issuance of common stock	—	7,268	—	—	—	7,268
Stock compensation expense	—	41,556	—	—	—	41,556
Purchase of treasury stock	—	—	(100,004)	—	—	(100,004)
Reissuance of treasury stock	—	(29,468)	38,494	(9,034)	—	(8)
Balance at December 31, 2020	3	429,376	(99,907)	9,268,012	282,456	9,879,940
Net income	—	—	—	4,245,902	—	4,245,902
Other comprehensive loss, net of tax	—	—	—	—	(458,009)	(458,009)
Issuance of common stock	—	(1,850)	—	—	—	(1,850)
Stock compensation expense	—	51,160	—	—	—	51,160
Purchase of treasury stock	—	—	(49,998)	—	—	(49,998)
Reissuance of treasury stock	—	(36,953)	43,615	(6,673)	—	(11)
Balance at December 31, 2021	$3	$441,733	$(106,290)	$13,507,241	$(175,553)	$13,667,134

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

Variable Interest Entities

We enter into relationships with or make investments in other entities that may be variable interest entities ("VIE"). A VIE is consolidated in the financial statements if we are the primary beneficiary. The primary beneficiary has the power to direct activities that most significantly impact the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

In 2021, we extended a loan to a VIE, Sartorius-Herbst Beteiligungen II GmbH ("SHB"), a private limited company incorporated under the laws of Germany (See Note 3). We have not consolidated this entity because we do not have the power to direct the activities that most significantly impact the VIE’s economic performance related to repayment of the loan or cash management of the SHB and, thus, we are not considered the primary beneficiary of the VIE. We believe that our maximum exposure to loss as a result of our involvement with the VIE is limited to the receivable due to us from the VIE under the terms of the loan.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less which are readily convertible into cash.

Short-term Restricted Investments

Short-term restricted investments of $5.6 million at both December 31, 2021 and 2020 represent a money market fund that is provided as collateral to secure worker's compensation and general liability insurance.

Available-for-Sale Investments

Available-for-sale investments consist of corporate obligations, municipal securities, asset backed securities and U.S. government sponsored agencies. Management classifies investments at the time of purchase and reevaluates such classification at each balance sheet date. Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data. Unrealized gains and losses are reported as a component of other comprehensive income, net of any related tax effect. On January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, "Measurement of Credit Losses on Financial Instruments." In accordance with the adopted guidance, we replaced the incurred loss approach with an expected loss model for instruments measured at amortized cost and record allowances for available-for-sale debt securities rather than to reduce the carrying amount for other-than-temporary impairment as was followed under the other-than-temporary impairment model prior to January 1, 2020. Realized gains and losses and other-than-temporary impairments on investments are included in Other income and expense, net (see Note 10).

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, investments, foreign exchange contracts, trade accounts receivable and loans receivable.  Cash and cash equivalents and investments are placed with various highly rated major financial institutions located in different geographic regions.

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

Loans receivable represent the Loan extended to SHB and is collateralized by the pledge of certain trust interests under the Sartorius family trust ("Trust"), which upon termination of the Trust represent the right to receive Sartorius ordinary shares. The collateral is subject to market volatility based on fluctuation in value of the Sartorius ordinary shares.

Accounts Receivable and Allowance for Doubtful Accounts

We record trade accounts receivable at the net invoice value and such receivables are non-interest bearing. We consider receivables past due based on the contractual payment terms. Amounts later determined and specifically identified to be uncollectible are charged or written off against the allowance for doubtful accounts.

Any adjustments made to our historical loss experience reflect current differences in asset-specific risk characteristics, including, for example, accounts receivable by customer type (public or government entity versus private entity) and by geographic location of the customer.

Changes in our allowance for doubtful accounts were as follows (in millions):

December 31,	2021	2020	2019
Beginning balance	$19.8	$20.2	$26.7
Provision for expected credit losses (2021, 2020), bad debt (reversal) (2019)	1.4	1.2	(1.2)
Write-offs charged against the allowance	(6.4)	(1.6)	(6.6)
Recoveries collected	0.3	—	1.3
Ending balance	$15.1	$19.8	$20.2

Inventory

Inventories are valued at the lower of cost and net realizable value and include material, labor and overhead costs. Cost is determined using standard costs, which approximate actual costs, and are relieved from inventory on a first-in, first-out or average cost basis. We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle (1 – 3 years depending on our product line) is classified as long-term on our consolidated balance sheets. The long-term inventory was immaterial as of December 31, 2021 and 2020.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets.  The estimated useful lives of property, plant and equipment are generally as follows: buildings, 10-50 years; leasehold improvements, the life of the improvements or the term of the lease, whichever is shorter; reagent rental equipment, 1-5 years; equipment, 3-12 years; and computer software, 3-5 years.

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

For our reagent rental contracts, which are classified as operating leases and we act as a lessor, are more fully described below under the caption "Reagent Rental Agreements."

Intangible Assets

Our intangible assets principally include goodwill, acquired technology / know how, license, tradenames, customer relationships, and in-process research and development. Intangible assets with finite lives, which include acquired technology / know how, tradenames, licenses and customer relationships, are carried at cost and amortized using the straight-line method over their estimated useful lives.

The estimated useful lives used in computing amortization of intangible assets are as follows:

Customer relationships/lists 4 – 16 years
Know how 14 years
Developed product technology 2 – 20 years
Licenses 12 – 13 years
Tradenames 6 – 15 years
Covenants not to compete 3 – 10 years

Intangible assets with indefinite lives, which include only goodwill and in-process research and development assets, are recorded at cost and evaluated at least annually for impairment.

Impairment of Long-Lived Assets

We review long-lived assets, such as property, plant and equipment and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of property, plant and equipment, and other finite-lived intangible asset is measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to its fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable.

There were no impairments of finite-lived intangible assets for the years ended December 31, 2021, 2020 and 2019.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We conduct an impairment analysis for goodwill annually in the fourth quarter or more frequently if indicators of impairment exist or if a decision is made to sell or exit a business. Significant judgments are involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill.

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

In conjunction with our annual impairment assessment for 2021, we reassessed the reporting units based on changes resulting from internal reorganization and alignment, restructuring activities and changes in reporting structures. After our evaluation, we concluded on two reporting units, which are the operating segments, Life Science and Clinical Diagnostics. We elected to perform a qualitative assessment of goodwill and determined that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts and that goodwill is not impaired for any of our reporting units.

Impairment of Indefinite-Lived Intangible Assets

For indefinite-lived intangible assets such as in-process research and development, we conduct an impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist. We first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of each of the in-process research and development assets exceeds its fair value. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows. If we determine it is more likely than not that the fair value is less than its carrying amount of the in-process research and development assets, a quantitative assessment is performed. The quantitative assessment compares the fair value of the in-process research and development assets to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized for the excess. We elected to perform a qualitative assessment of indefinite-lived intangible assets and determined that it is not more likely than not that the fair value is less than its carrying amount and that in-process research and development are not impaired.

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

In the third quarter of fiscal year 2021, we received approximately $32.5 million related to a settlement of an intellectual property litigation for sales of products infringing on our patents during the period from November 2018 through July 2021. Of the total amount, we recognized $31.6 million as revenue, based on the estimated stand-alone royalty rate associated with the infringed patents and is included as part of Net sales in our consolidated statements of income.

In the fourth quarter of fiscal year 2020, we received $35.3 million in court awarded damages related to an intellectual property litigation for sales of products infringing on our patents during 2015 to 2018. Of the total amount, we recognized $32.3 million as revenue upon receipt of the damages based on the estimated stand-alone royalty rate associated with the infringed patents and is included as part of Net sales in our consolidated statements of income.

Reagent Rental Agreements
Reagent rental agreements are primarily a diagnostic industry sales method that provides use of an instrument and consumables (reagents) to a customer on a per test basis. These agreements may also include maintenance of the instruments placed at customer locations as well as initial training. We initially determine if a reagent rental arrangement contains a lease at contract commencement. Where we have determined that such an arrangement contains a lease, we next must ascertain its lease classification for purposes of applying appropriate accounting treatment as an operating, sales-type or direct financing lease. For purposes of determining the lease term used in performing the lease classification test, we include the noncancellable period of the lease together with those periods covered by the option to extend the lease if the customer is reasonably certain to exercise that option, the periods covered by an option to terminate the lease if the customer is reasonably certain not to exercise that option, and the periods covered by the option to extend (or not to terminate) the lease in which exercise of the option is controlled by the Company. The assessment of the lease term for reagent rental agreements, including the impact from any associated contractual termination penalties, are subject to an estimation process. While most of our reagent rental arrangements contain either the option for a lessee to extend and/or cancel, the period in which the contract is enforceable is a very short period and therefore the lease term has been limited to the noncancellable period. Generally, these arrangements do not contain an option for the lessee to purchase the underlying asset.

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

Revenue allocated to the lease elements of these reagent rental arrangements represented approximately 2% of total revenue at December 31, 2021, and 3% at both December 31, 2020 and 2019, respectively and are included as part of the Net sales in our consolidated statements of income.
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

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements. The deferred revenue balance at December 31, 2021 and December 31, 2020 was $71.0 million and $60.0 million, respectively. The short-term deferred revenue balance at December 31, 2021 and December 31, 2020 was $50.9 million and $42.5 million, respectively.

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

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the consolidated balance sheets. Change in our warranty liability were as follows (in millions):

	2021	2020	2019
January 1	$9.8	$9.0	$10.1
Provision for warranty	14.8	9.4	9.9
Actual warranty costs	(11.9)	(8.6)	(11.0)
December 31	$12.7	$9.8	$9.0

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

Forward Foreign Exchange Contracts

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes, nor do we seek hedge accounting treatment for any of our contracts. As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded as an asset or liability measured at their fair value at each balance sheet date. The resulting gains or losses offset exchange gains or losses, on the related receivables and payables, all of which are recorded in Foreign exchange losses, net in the consolidated statements of income. We classify the proceeds from (payments for) forward foreign exchange contracts as cash flows from operating activities in our consolidated statements of cash flows.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Basic weighted average shares outstanding	29,831	29,768	29,843
Effect of potentially dilutive stock options
and restricted stock awards	377	392	341
Diluted weighted average common shares	30,208	30,160	30,184
Anti-dilutive stock options and restricted stock awards
excluded from the computation of diluted EPS	33	44	98

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

Equity Investments

Investments in publicly traded companies in which we do not have the ability to exercise significant influence are reported at fair value, with unrealized gains and losses reported as a component of change in fair market value of equity and debt securities in our consolidated statements of income. Companies in which we do not have a controlling financial interest, but over which we have significant influence, are accounted for using the equity method. Our share of the after-tax earnings of equity method investees is included in other income, net in our consolidated statements of income. Investments in privately held companies in which we do not have the ability to exercise significant influence are accounted for using the cost method with adjustments for observable changes in price or impairments (see Note 3). We monitor our relationships with investees when changes occur that could affect whether we have the ability to exercise significant influence.

Recent Accounting Pronouncements Adopted

In March 2020, the FASB issued ASU No. 2020-04, "Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective as of March 12, 2020 through December 31, 2022. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The ASU has not and is currently not expected to have a material impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, "Clarifying the Interactions between Topic 321 Investments—Equity Securities, Topic 323 Investments—Equity Method and Joint Ventures, and Topic 815 Derivatives and Hedging." ASU 2020-01 clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323 for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 also clarifies that, when determining the accounting for certain forward contracts and purchased options a company should not consider, whether upon settlement or exercise, if the underlying securities would be accounted for under the equity method or fair value option. ASU 2020-01 was effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2020-01 did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes," which eliminates certain exceptions within ASC 740, Income Taxes, and clarifies other aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 was effective for fiscal years beginning after
December 15, 2020, with any adjustments reflected as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements to be Adopted

In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-10, "Government Assistance." The ASU includes tax credits but not within Topic 740, "Income Taxes," cash grants, grants of other assets and project grants. The ASU excludes transactions in which a government is a customer within Topic 606, "Revenue from Contracts with Customers." The ASU will be effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We will not early adopt this ASU. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this approach, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. ASU 2021-08 is applied to business combinations occurring on or after January 1, 2023. We early adopted ASU 2021-08 on January 1, 2022.

2.    ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

Dropworks Acquisition:

On October 15, 2021 (the "Acquisition Date"), we acquired all equity interests of Dropworks, Inc. ("Dropworks") for a total consideration of $125.5 million.

Dropworks is a development stage company focused on developing a digital PCR product. The strategic rationale for the transaction was to address additional opportunities in the PCR market. We believe this acquisition will complement our Life Science product offerings. The acquisition was included in our Life Science segment's results of operations from the Acquisition Date. The amount of acquisition-related costs was not material.

Dropworks met the definition of a business, and therefore is accounted for as a business combination.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the Acquisition Date (in millions):

Fair Value
Intangible assets	$83.6
Deferred tax assets	5.6
Deferred tax liabilities	(19.5)
Other identifiable assets acquired, net	0.4
Net identifiable assets acquired	70.1
Goodwill	55.4
Net assets acquired	$125.5

Goodwill related to the acquisition is primarily attributable to the opportunities in the digital PCR market from combining the know-how and technologies of Bio-Rad and Dropworks, and is not deductible for tax purposes.

The following table summarizes the final fair values and estimated useful life of the components of identifiable intangible assets acquired as of the Acquisition Date (in millions):

	Fair Value	Estimated Useful Life (years)
Covenants not to compete	$1.9	4.7
In-process research and development	81.7
Total identifiable intangible assets acquired	$83.6

The acquired covenants not to compete are being amortized over its estimated useful life using the straight-line method of amortization, which is the term based on the legal rights associated with the covenants not to compete asset. Amortization of the acquired covenants not to compete of $0.1 million, during the year ended December 31, 2021, is included in Selling, general and administrative expense in the consolidated statements of income.

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

We included Dropworks' estimated fair value of assets acquired and liabilities assumed in our consolidated balance sheets beginning on the Acquisition Date. The results of operations for Dropworks subsequent to the Acquisition Date have been included in, but are immaterial to, our consolidated statements of income for the year ended December 31, 2021. Pro forma results of operations for the Dropworks acquisition have not been presented because they are not material to the consolidated statements of income.

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

Intangible assets acquired as a result of the Celsee acquisition are being amortized over their estimated useful lives using the straight-line method of amortization, which materially approximates the distribution of the economic value of the identified intangible assets. Amortization of acquired developed technology of $3.7 million and $2.8 million for the years ended December 31, 2021 and December 31, 2020, respectively, are included in Cost of goods sold in the consolidated statements of income. Amortization of the acquired customer relationships of $0.9 million and $0.7 million and covenants not to compete of $0.5 million and $0.4 million for the years ended December 31, 2021 and December 31, 2020, respectively, are included in Selling, general and administrative expense in the consolidated statements of income.

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

We included Celsee's fair value of assets acquired and liabilities assumed in our consolidated balance sheets beginning on the Acquisition Date. The results of operations for Celsee subsequent to the Acquisition Date have been included in, but are immaterial to, our consolidated statements of income for the years ended. Pro forma results of operations for the Celsee acquisition have not been presented because they are not material to the consolidated statements of income.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2021 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$39.8	$—	$39.8
Time deposits	7.2	10.1	—	17.3
Asset-backed securities	—	0.1	—	0.1
Foreign Govt Obligations	—	0.8	—	0.8
Municipals obligations	—	0.3	—	0.3
U.S. government sponsored agencies	—	33.6	—	33.6
Money market funds	50.7	—	—	50.7
Total cash equivalents (a)	57.9	84.7	—	142.6
Restricted investments (b)	6.9	—	—	6.9
Equity Securities (c)	13,977.5	—	—	13,977.5
Loan under the fair value option (d)	—	—	443.1	443.1
Available-for-sale investments:
Corporate debt securities	—	182.3	—	182.3
U.S. government sponsored agencies	—	44.3	—	44.3
Foreign government obligations	—	1.0	—	1.0
Other foreign obligations	—	3.8	—	3.8
Municipal obligations	—	9.0	—	9.0
Asset-backed securities	—	87.3	—	87.3
Total available-for-sale investments (e)	—	327.7	—	327.7
Forward foreign exchange contracts (f)	—	1.7	—	1.7
Total financial assets carried at fair value	$14,042.3	$414.1	$443.1	$14,899.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$2.8	$—	$2.8

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2020 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$41.7	$—	$41.7
Time deposits	17.6	10.0	—	27.6
Asset-backed securities	—	0.9	—	0.9
U.S. government sponsored agencies	—	$2.5	—	2.5
Money market funds	60.1	—	—	60.1
Total cash equivalents (a)	77.7	55.1	—	132.8
Restricted investments (b)	6.7	—	—	6.7
Equity securities (c)	9,582.4	—	—	9,582.4
Available-for-sale investments:
Corporate debt securities	—	133.2	—	133.2
U.S. government sponsored agencies	—	76.9	—	76.9
Foreign government obligations	—	4.0	—	4.0
Other foreign obligations	—	2.1	—	2.1
Municipal obligations	—	15.2	—	15.2
Asset-backed securities	—	36.2	—	36.2
Total available-for-sale investments (e)	—	267.6	—	267.6
Forward foreign exchange contracts (f)	—	1.0	—	1.0
Total financial assets carried at fair value	$9,666.8	$323.7	$—	$9,990.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$1.0	$—	$1.0
Contingent consideration (h)	—	—	0.7	0.7
Total financial liabilities carried at fair value	$—	$1.0	$0.7	$1.7

(a) Cash equivalents are included in Cash and cash equivalents in the consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2021	December 31, 2020
Restricted investments	$5.6	$5.6
Other investments	1.3	1.1
Total	$6.9	$6.7

(c) Equity securities are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2021	December 31, 2020
Short-term investments	$71.4	$61.4
Other investments	13,906.1	9,521.0
Total	$13,977.5	$9,582.4

(d) The Loan under the fair value option is included in Other investments in the consolidated balance sheets.

(e) Available-for-sale investments are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2021	December 31, 2020
Short-term investments	$327.7	$267.5
Other investments	—	0.1
Total	$327.7	$267.6

(f) Forward foreign exchange contracts in an asset position are included in other current assets in the consolidated balance sheets.

(g) Forward foreign exchange contracts in a liability position are included in other current liabilities in the consolidated balance sheets.

(h) Contingent consideration liabilities in a liability position are included in the other long-term liabilities in the consolidated balance sheets.

Level 1 Fair Value Measurements

As of December 31, 2021, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We did not purchase any incremental shares for the years ended December 31, 2021 and 2020. We own approximately 37% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of December 31, 2021. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The change in fair market value on our investment in Sartorius AG for the year ended December 31, 2021 was $4.92 billion gain and is recorded in our consolidated statements of income.

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of December 31, 2021 and 2020, we used Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$181.9	$0.5	$(0.2)	—	$182.2
Municipal obligations	9.0	—	—	—	9.0
Asset-backed securities	87.5	0.1	(0.2)	—	87.4
U.S. government sponsored agencies	44.3	—	—	—	44.3
Foreign government obligations	1.0	—	—	—	1.0
Other foreign obligations	3.8	—	—	—	3.8
	327.5	0.6	(0.4)	—	327.7
Long-term investments:
Asset-backed securities	—	—	—	—	—
	—	—	—	—	—
Total	$327.5	$0.6	$(0.4)	$—	$327.7

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2021 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$135.5	$135.5
Mature in one to five years	153.7	153.9
Mature in more than five years	38.3	38.3
Total	$327.5	$327.7

Available-for-sale investments consist of the following (in millions):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$130.5	$2.7	$—	$133.2
Municipal obligations	15.0	0.2	—	15.2
Asset-backed securities	35.8	0.3	—	36.1
U.S. government sponsored agencies	74.7	2.2	—	76.9
Foreign government obligations	4.0	—	—	4.0
Other foreign obligations	2.1	—	—	2.1
	262.1	5.4	—	267.5
Long-term investments:
Asset-backed securities	0.1	—	—	0.1
	0.1	—	—	0.1
Total	$262.2	$5.4	$—	$267.6

There were no significant unrealized losses as of December 31, 2021 and December 31, 2020 in either the less than or greater than 12 month categories.

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

At December 31, 2021, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of December 31, 2021.
Included in other current assets are $2.2 million and $1.4 million of interest receivable as of December 31, 2021 and December 31, 2020, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the year ended December 31, 2021, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions.  We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables.  We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts. As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date. The notional principal amounts provide one measure of the transaction volume outstanding as of December 31, 2021 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Refinitiv on the last business day of the quarter and the points provided by counterparties. The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in foreign exchange losses, net in the consolidated statements of income.

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2021
Contracts maturing in January through March 2022 to sell foreign currency:
Notional value	$125.0
Unrealized gain/(loss)	$1.0
Contracts maturing in January through March 2022 to purchase foreign currency:
Notional value	$453.1
Unrealized gain/(loss)	$(2.1)

Included in other investments in the consolidated balance sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying value of these investments was $6.5 million and $0.5 million as of December 31, 2021 and December 31, 2020, respectively.

Also included in other investments in the consolidated balance sheet are our equity method investments, for which our share of the equity method investees earnings is included in other income, net in our consolidated statements of income. The carrying value of these investments was $59.1 million and $38.4 million as of December 31, 2021 and December 31, 2020, respectively.

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to SHB with a principal amount of €400 million due at the latest on January 31, 2029, subject to certain events which could trigger payment prior to maturity (the “Loan”). The Loan proceeds will be used by SHB to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in Change in fair value of equity and debt securities in our consolidated statements of income. The overall change in fair value reflected in Change in fair value of equity and debt securities during the year ended December 31, 2021 was $10.8 million.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2020	$—
Purchases	$453.4
Net decrease in estimated fair value of the Loan included in Change in fair value of equity and debt securities	$(10.3)
Settlements	$—
December 31, 2021	$443.1

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2021			2020
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$277.9	$349.2	$627.1	$250.1	$349.2	$599.3
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	236.1	55.8	291.9	208.3	55.8	264.1

Acquisitions (see Note 2)	55.4	—	55.4	29.8	—	29.8
Other adjustments	—	—	—	(2.0)	—	(2.0)
Period increase	55.4	—	55.4	27.8	—	27.8

Balances as of December 31:
Goodwill	333.3	349.2	682.5	277.9	349.2	627.1
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	$291.5	$55.8	$347.3	$236.1	$55.8	$291.9

During the year ended December 31, 2020, goodwill for a U.S. private company acquired in March 2019 was decreased by $2.0 million due to the release from an escrow account setup during our acquisition, which should have been classified as a prepaid asset in the opening balance sheet as of acquisition date.

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	December 31, 2021
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.27	$111.8	$(90.7)	$21.1
Know how	3.75	171.6	(154.9)	16.7
Developed product technology	13.42	215.6	(115.6)	100.0
Licenses	6.79	64.9	(40.6)	24.3
Tradenames	7.33	6.3	(4.4)	1.9
Covenants not to compete	3.78	6.5	(2.9)	3.6
Total finite-lived intangible assets		576.7	(409.1)	167.6
In-process research and development		86.3	—	86.3
Total purchased intangible assets		$663.0	$(409.1)	$253.9

	December 31, 2020
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.51	$116.6	$(87.2)	$29.4
Know how	4.75	196.6	(175.4)	21.2
Developed product technology	14.00	218.1	(107.1)	111.0
Licenses	7.73	65.6	(37.4)	28.2
Tradenames	7.82	6.6	(4.2)	2.4
Covenants not to compete	3.87	4.5	(2.0)	2.5
Other	—	0.1	(0.1)	—
Total finite-lived intangible assets		608.1	(413.4)	194.7
In-process research and development		4.8	—	4.8
Total purchased intangible assets		$612.9	$(413.4)	$199.5

Amortization expense related to purchased intangible assets for the years ended December 31, 2021, 2020 and 2019 was $28.4 million, $27.5 million and $23.5 million, respectively.  Estimated future amortization expense (based on existing purchased finite-lived intangible assets) for the years ending December 31, 2022, 2023, 2024, 2025, 2026 and thereafter is $25.4 million, $23.9 million, $21.0 million, $19.0 million, $14.0 million, and $64.3 million, respectively.

No impairment losses related to goodwill and purchased intangibles were recorded in 2021 and 2020.

5.NOTES PAYABLE AND LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	December 31, 2021	December 31, 2020

Finance leases and other debt	11.0	14.1
Less current maturities	(0.5)	(1.8)
Long-term debt	$10.5	$12.3

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $208.4 million available for borrowing and usage as of December 31, 2021, which was reduced by $4.7 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations.

Credit Agreement

In April 2019, Bio-Rad entered into a $200.0 million unsecured revolving credit facility ("Credit Agreement"). Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes.  In November 2021, Bio-Rad entered into Amendment No. 1 (“Amendment”) to the Credit Agreement to add LIBOR replacement language, expand the definition of EBITDA, and increase certain financial baskets in the Credit Agreement. We had no outstanding borrowings under the Credit Agreement as of December 31, 2021; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of December 31, 2021. The Credit Agreement matures in April 2024. If we had borrowed against our Credit Agreement, the borrowing rate would have been 1.334% at December 31, 2021, which is based on the 3-month LIBOR.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as certain restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens. We were in compliance with all of these ratios and covenants as of December 31, 2021 and 2020.

Maturities of finance leases and other debt at December 31, 2021 were as follows: 2022 - $0.5 million; 2023 - $0.5 million; 2024 - $0.5 million; 2025 - $0.4 million; 2026 - $0.5 million; and 2027 and thereafter - $8.6 million.

6. INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
U.S.	$2,930.8	$2,339.7	$1,034.0
International	2,507.3	2,567.9	1,227.1
Income before taxes	$5,438.1	$4,907.6	$2,261.1

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Current tax expense:
U.S. Federal	$72.4	$69.9	$13.0
State	9.2	12.0	4.4
International	32.6	22.3	23.5
Current tax expense	114.2	104.2	40.9
Deferred tax expense:
U.S. Federal	981.3	893.5	409.7
State	68.9	54.0	24.4
International	32.1	31.5	16.1
Deferred tax expense	1,082.3	979.0	450.2
Non-current tax expense (benefit)	(4.3)	18.2	11.3
Provision for income taxes	$1,192.2	$1,101.4	$502.4

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
U. S. statutory tax rate	21.0%	21.0%	21.0%
Impact of foreign operations	(8.6)	(9.9)	(9.7)
U.S. taxation of foreign income	8.9	10.2	10.3
State taxes	1.3	1.1	1.0
Other	(0.7)	—	(0.4)
Provision for income taxes	21.9%	22.4%	22.2%

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

Our effective income tax rates were 21.9%, 22.4% and 22.2% for the years ended December 31, 2021, 2020 and 2019, respectively. The effective tax rates for the years ended December 31, 2021, 2020 and 2019 were driven by the unrealized gain in equity securities that is taxed at approximately 22% as well as the geographic mix of earnings and the taxation of our foreign earnings.

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

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Bad debt, inventory and warranty accruals	$32.0	$29.6
Other post-employment benefits, vacation and other reserves	23.8	29.8
Tax credit and net operating loss carryforwards	104.5	93.5
Lease obligations	46.6	49.3
Other	64.8	44.8
Total gross deferred tax assets	271.7	247.0
Valuation allowance	(46.4)	(44.6)
Total deferred tax assets	225.3	202.4
Deferred tax liabilities:
Property and equipment	35.0	37.0
Lease assets	44.5	46.8
Investments and intangible assets	3,155.7	2,143.4
Total deferred tax liabilities	3,235.2	2,227.2
Net deferred tax liabilities	$(3,009.9)	$(2,024.8)

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our state and foreign deferred tax assets will not be realized as of December 31, 2021, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our deferred tax assets in certain states and foreign jurisdictions increased by $1.8 million for the year ended December 31, 2021. The valuation allowance for deferred tax assets is as follows (in millions):

	December 31,
	2021	2020	2019
Beginning balance	$44.6	$67.2	$70.8
Additions charged to expenses	1.8	—	—
Deductions from reserves	—	(22.6)	(3.6)
Ending balance	$46.4	$44.6	$67.2

As of December 31, 2021, our federal, state and foreign net operating loss carryforwards were approximately $40.0 million, $94.2 million and $297.4 million, respectively. Of our foreign net operating losses, $107.1 million may be carried forward indefinitely. The majority of the remaining foreign net operating losses, if not utilized, will begin to expire in 2025. Our federal and state net operating loss carryforwards, if not utilized, will begin to expire in 2028. As of December 31, 2021, our federal and state tax credit carryforwards were approximately $5.4 million and $38.1 million, respectively. Our federal tax credits, if not utilized, will begin to expire in 2029, and our state tax credits, generally, may be carried forward indefinitely.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2021	2020	2019
Unrecognized tax benefits – January 1	$55.8	$39.2	$29.8
Additions to tax positions related to prior years	3.2	14.0	7.6
Reductions to tax positions related to prior years	(2.1)	(1.5)	(0.7)
Additions to tax positions related to the current year	18.1	3.4	3.0
Settlements	(2.4)	—	—
Lapse of statute of limitations	(10.8)	(0.6)	(0.4)
Currency translation	0.1	1.3	(0.1)
Unrecognized tax benefits – December 31	$61.9	$55.8	$39.2

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the cumulative amount of accrued interest and penalties as of December 31, 2021, 2020 and 2019 was $11.8 million, $14.3 million and $11.2 million, respectively. Bio-Rad accrued interest and penalties of $(2.5) million, $2.8 million, and $1.7 million for the years ended December 31, 2021, 2020, and 2019, respectively. The total unrecognized tax benefits and interest and penalties of $73.6 million as of December 31, 2021 was partially offset by deferred tax assets of $1.6 million and prepaid taxes of $13.7 million, for a net amount of $58.3 million.

As of December 31, 2021, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $20.8 million. Substantially all such amounts will impact our effective income tax rate if recognized.

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

Changes to Bio-Rad's issued common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at January 1, 2019	24,884	5,096
Class B to Class A conversions	24	(24)
Issuance of common stock	58	18
Balance at December 31, 2019	24,966	5,090
Class B to Class A conversions	32	(32)
Issuance of common stock	75	18
Balance at December 31, 2020	25,073	5,076
Class B to Class A conversions	16	(16)
Issuance of common stock	45	18
Balance at December 31, 2021	25,134	5,078

Treasury Shares

In November 2017, the Board of Directors authorized a share repurchase program, granting the Company authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock. In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow the Company to repurchase up to an additional $200.0 million of stock. Repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The share repurchase activity under the share repurchase program through open market transactions for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	Number of Shares Purchased	Weighted-Average Price per Share	Total Shares Repurchased To Date	Remaining Authorized Value (in millions)
May 1, 2019 - May 31, 2019	25,421	$291.70	218,571	$193.7
June 1, 2019 - June 30, 2019	25,977	$292.01	244,548	$186.1
August 1, 2019 - August 31, 2019	14,745	$339.05	259,293	$181.1
November 1, 2019 - November 30, 2019	22,343	$358.04	281,636	$173.1
March 1, 2020 - March 31, 2020	291,941	$342.55	573,577	$73.1
March 1, 2021 - March 31, 2021	89,506	$558.60	663,083	$223.1

For the years ended December 31, 2021 and 2020, we used 114,711 and 117,423, respectively, of the repurchased shares in connection with the vesting of restricted stock units. As of December 31, 2021, $223.1 million remained under the Share Repurchase Program.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our consolidated balance sheets and consolidated statements of changes in stockholders' equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total Accumulated other comprehensive income (loss)
Balances as of January 1, 2020	$(72.4)	$(22.2)	$7.2	$(87.4)
Other comprehensive (loss) income, before reclassifications	371.9	(5.3)	4.0	370.6
Amounts reclassified from Accumulated other comprehensive income	—	0.3	(0.6)	(0.3)
Income tax effects	(0.9)	1.2	(0.8)	(0.5)
Other comprehensive income (loss), net of income taxes	371.0	(3.8)	2.6	369.8
Balances as of December 31, 2020	$298.6	$(26.0)	$9.8	$282.4
Other comprehensive income (loss), before reclassifications	(469.5)	17.9	(4.0)	(455.6)
Amounts reclassified from Accumulated other comprehensive income	—	0.3	(1.2)	(0.9)
Income tax effects	0.4	(3.1)	1.2	(1.5)
Other comprehensive income (loss), net of income taxes	(469.1)	15.1	(4.0)	(458.0)
Balances as of December 31, 2021	$(170.5)	$(10.9)	$5.8	$(175.6)

All amounts reclassified out of accumulated other comprehensive income were reclassified into other income, net in the consolidated statements of income. Reclassification adjustments are calculated using the specific identification method.

9. SHARE-BASED COMPENSATION/EQUITY AWARD AND PURCHASE PLANS

Equity Award Plan
We have the 2017 Incentive Award Plan (2017 Plan) for officers and certain other employees.  The 2017 Plan authorizes the grant of stock options, restricted stock, restricted stock units, and other types of equity awards to employees. Stock options are granted at exercise prices not less than the fair market value of the underlying common stock on the date of grant and have a maximum term of 10 years.  We may issue stock options for either Class A or Class B common stock. Prior to September 2020, equity awards granted vest in increments of 20% per year on the yearly anniversary date of the grant. Starting in September 2020, equity awards granted vest in increments of 25% per year on the yearly anniversary date of the grant.

A total of 2,108,724 shares have been reserved for issuance of equity awards under the 2017 Plan and may be of either Class A or Class B common stock. At December 31, 2021, there were 1,377,044 shares available to be granted.

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

Share-Based Compensation

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases and restricted stock unit awards.  Share-based compensation expense is allocated in the consolidated statements of income as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Cost of goods sold	$4.9	$3.4	$2.9
Selling, general and administrative expense	38.0	31.8	27.9
Research and development expense	8.3	6.4	4.8
Share-based compensation expense	$51.2	$41.6	$35.6

The income tax benefit related to share-based compensation expense was $7.4 million, $6.0 million and $5.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. We did not capitalize any share-based compensation expense as it was immaterial.

The tax benefit from equity awards vested or exercised during the years ended December 31, 2021, 2020 and 2019 was $18.5 million, $11.2 million and $5.4 million, respectively.

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

Stock Options

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	27%	27%	22%
Risk-free interest rate	1.05%	0.31%	1.69%
Expected life (in years)	7.3	7.4	7.5
Expected dividend	—	—	—
Weighted-average fair value of options granted	$251.93	$153.32	$93.96

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

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2020	285,123	$196.29
Granted	16,004	$814.95
Exercised	(50,686)	$144.01
Forfeited	—	$—
Outstanding, December 31, 2021	250,441	$246.41	4.31	$128.5

Unvested, December 31, 2021	64,101	$493.51	7.59	$17.7
Exercisable, December 31, 2021	186,340	$161.41	3.18	$110.7

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value on the date of exercise of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $33.0 million, $24.4 million and $11.5 million, respectively.

Cash received from stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $3.6 million, $3.8 million and $2.6 million, respectively.

As of December 31, 2021, there was $8.5 million of total unrecognized compensation expense from stock options. This amount is expected to be recognized in the future over a remaining weighted-average period of approximately three years.

Restricted Stock Units
Restricted stock units are rights to receive shares of company stock.  The fair value of a restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock unit activity:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2020	386,363	$360.90
Granted	85,541	$810.51
Vested	(128,092)	$319.38
Forfeited	(26,952)	$401.99
Outstanding, December 31, 2021	316,860	$495.57	1.65	$239.4

The total fair value of restricted stock units vested for the years ended December 31, 2021, 2020 and 2019 was $104.4 million, $65.0 million and $44.8 million, respectively. As of December 31, 2021, there was approximately $139.7 million of total unrecognized compensation expense related to restricted stock units.  This amount is expected to be recognized over a remaining weighted-average period of approximately three years.

Employee Stock Purchase Plans
The fair value of the employees’ purchase rights under the 2011 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	25%	41%	31%
Risk-free interest rate	0.05%	0.5%	2.25%
Expected life (in years)	0.25	0.25	0.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$127.16	$94.93	$60.39

The assumptions are primarily based on historical data.  Volatility is based on the historical volatilities of our common stock for a period equal to the expected life of the purchase rights.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  We do not anticipate paying any cash dividends in the future and therefore use an expected dividend yield of zero.

We sold 31,639 shares for total employee contributions of $17.0 million, 47,548 shares for total employee contributions of $16.4 million and 58,717 shares for total employee contributions of $14.3 million under the 2011 ESPP to employees for the years ended December 31, 2021, 2020 and 2019, respectively.  At December 31, 2021, 520,344 shares remain authorized and available for issuance under the 2011 ESPP.

10. OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2021	2020	2019

Interest and investment income	$(18.9)	$(18.2)	$(30.5)
Net realized gains on investments	(8.0)	(1.0)	(1.5)
Other-than-temporary impairment losses on investments	0.8	4.6	5.8
Gain on divestiture of a division	—	(11.7)	—
Other (income) expense	(0.7)	1.8	0.1
Other income, net	$(26.8)	$(24.5)	$(26.1)

11.    SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Net income	$4,245.9	$3,806.3	$1,758.7
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation and amortization	133.8	138.1	134.2
Reduction in the carrying amount of right-of-use assets	39.3	37.1	40.3
Share-based compensation	51.2	41.6	35.6
Other-than-temporary impairment losses on investments	0.8	4.6	5.8
Changes in fair market value of equity and debt securities	(4,926.2)	(4,495.8)	(2,031.0)
Gain on divestiture of a division	—	(11.7)	—
Payments for operating lease liabilities	(40.7)	(36.5)	(38.6)
(Increase) decrease in accounts receivable	(20.4)	(15.0)	1.6
Decrease (increase) in inventories	46.1	(52.1)	24.2
(Increase) decrease in other current assets	(12.2)	(8.4)	61.8
Increase in accounts payable and other current liabilities	69.9	124.7	10.6
(Decrease) increase in income taxes payable	(28.8)	39.0	(4.2)
Increase in deferred income taxes	1,082.3	978.9	450.2
Increase in other long-term assets	(5.2)	(6.4)	(1.7)
Increase in other long-term liabilities	10.5	26.9	13.4
Other	10.2	4.0	(3.0)
Net cash provided by operating activities	$656.5	$575.3	$457.9

Non-cash investing activities:
Purchased property, plant and equipment	$5.2	$1.2	$8.1
Purchased marketable securities and investments	$6.0	$4.6	$1.4
Sold marketable securities and investments	$—	$—	$1.3

12. COMMITMENTS AND CONTINGENT LIABILITIES

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees.  Contributions are made at the discretion of management.  As of December 31, 2021 and 2020, the liability related to the U.S. profit sharing plan was $3.8 million and $3.0 million, respectively.  The contribution expense was $18.4 million, $10.6 million and $16.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Purchase Obligations

As of December 31, 2021, we had purchase obligations that have not been recognized on our balance sheet of $16.7 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered to Bio-Rad.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2021 are as follows: 2022 - $12.2 million, 2023 - $3.2 million, 2024 - $1.1 million, 2025 - $0.2 million, 2026 - $0 million and after 2026 - $0 million.

Long-Term Liabilities

As of December 31, 2021, we had obligations that have been recognized on our balance sheet of $124.8 million, which primarily represent recognized long-term obligations for other post-employment benefits as indicated below that are mostly due in more than 5 years, and long-term deferred revenue. Excluded are tax liabilities for uncertain tax positions and contingencies. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded.

The annual future fixed and determinable portion of our obligations that have been recognized on our balance sheet as of December 31, 2021 were as follows: 2022 - $10.7 million, 2023 - $14.4 million, 2024 - $7.4 million, 2025 - $5.2 million, 2026 - $3.8 million and after 2026 - $83.3 million.

Letters of Credit/Guarantees

In the ordinary course of business, we are at times required to post letters of credit/guarantees.  The letters of credit/guarantees are issued by financial institutions to guarantee our obligations to various parties. We were contingently liable for $4.7 million of standby letters of credit/guarantees with financial institutions as of December 31, 2021.

Other Post-Employment Benefits
In several foreign locations we are statutorily required to provide retirement benefits or a lump sum termination indemnity to our employees upon termination for virtually any reason. These plans are accounted for as defined benefit plans and the associated net benefit obligation as of December 31, 2021 and 2020 of $76.1 million and $96.1 million, respectively, has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets. Most plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets or settle these obligations. However, some of these plans require funding based on local laws in which there is a trust or other device administered by an external plan manager that is used to accumulate assets to assist in settling these obligations. The following disclosures include such plans, which are located in France, Switzerland, Germany, Korea, India, Thailand, Italy, Dubai and Japan.

Obligations and Funded Status
The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the Consolidated Balance Sheets for the plans (in millions):

Change in benefit obligation:	2021	2020
Benefit obligation at beginning of year	$177.5	$153.8
Service cost	8.0	7.8
Interest cost	0.5	0.8
Plan participants' contributions	3.2	4.1
Actuarial (gain) loss	(10.2)	5.3
Gross benefits paid	(0.7)	(1.7)
Plan amendments	(1.7)	—
Curtailments	(3.3)	—
Settlements	(9.5)	(6.4)
Change attributable to foreign exchange	(8.3)	13.8

Benefit obligation at end of year	155.5	177.5

Change in plan assets:
Fair value of plan assets at beginning year	81.4	72.3
Actual return on plan assets	1.3	0.6
Employer contributions	4.3	4.1
Plan participants' contributions	3.2	4.0
Gross benefits paid	1.3	0.2
Settlements	(9.5)	(6.4)
Change attributable to foreign exchange	(2.6)	6.6

Fair value of plan assets at end of year	79.4	81.4

Underfunded status of plans	$(76.1)	$(96.1)

Amounts recognized in the consolidated balance sheets:
Current liabilities (Accrued payroll and employee benefits)	$(2.3)	$(1.3)
Noncurrent liabilities (Other long-term liabilities)	(73.8)	(94.8)

Net liability, end of fiscal year	$(76.1)	$(96.1)

Components of Net Periodic Benefit Cost
The following sets forth the net periodic benefit cost (income) for the periods indicated (in millions):

	2021	2020	2019
Service costs	$8.0	$7.8	$6.9
Interest costs	0.5	0.8	1.5
Expected returns on plan assets	(1.0)	(0.7)	(1.2)
Amortization of actuarial losses	1.8	1.3	1.0
Curtailments	(1.9)	—	—
Settlements	1.2	1.3	0.9

Net periodic benefit costs	$8.6	$10.5	$9.1

Assumptions

The above actuarial net gains were primarily based on financial, demographic and experience assumptions.

The weighted-average assumptions used in computing the benefit obligations are as follows:

	2021	2020
Discount rate	0.6%	0.3%
Compensation rate increase	1.5%	1.7%

The weighted-average assumptions used in computing the net periodic benefit costs are as follows:

	2021	2020	2019
Discount rate	0.3%	0.5%	1.1%
Expected long-term rate of return on plan assets	1.1%	1.5%	1.8%

The accumulated benefit obligation (ABO), an estimate based on the assumption if these plans were to be terminated immediately, as of December 31, 2021 and 2020 was $142.1 million and $159.5 million, respectively. The ABO and fair value of plan assets for these plans with ABO in excess of plan assets were $62.7 million and $78.1 million as of December 31, 2021 and 2020, respectively.

In some foreign locations we have service award plans that are paid based upon the number of years of employment. Under these plans, the liability as of December 31, 2021 and 2020 was $3.5 million and $4.1 million, respectively, and has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets.

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2021, approximately seven percent of Bio-Rad's approximately 3,250 U.S. employees were covered by a collective bargaining agreement, which will expire on November 14, 2023.  Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

13.    LEGAL PROCEEDINGS

We are a party to various claims, legal actions and complaints arising in the ordinary course of business. While we do not believe, at this time, that any ultimate liability resulting from any of these matters will have a material adverse effect on our results of operations, financial position or liquidity, we cannot give any assurance regarding the ultimate outcome of these matters and their resolution could be material to our operating results for any particular period, depending on the level of income for the period.

14. SEGMENT INFORMATION

Bio-Rad is a multinational manufacturer and worldwide distributor of its own life science research products and clinical diagnostics products. We have two reportable segments: Life Science and Clinical Diagnostics.  These reportable segments are strategic business lines that offer more than 12,000 different products and services and require different marketing strategies. We do not disclose quantitative information about our different products and services as it is impractical to do so based primarily on the numerous products and services that we sell and the global markets that we serve.

The Life Science segment develops, manufactures, sells and services reagents, apparatus and instruments used for biological research. These products are sold to university and medical school laboratories, pharmaceutical and biotechnology companies, food testing laboratories and government and industrial research facilities.

The Clinical Diagnostics segment develops, manufactures, sells and services automated test systems, informatics systems, test kits and specialized quality controls for the healthcare market. These products are sold to reference laboratories, hospital laboratories, state newborn screening facilities, physicians’ office laboratories and transfusion laboratories.

Other Operations include our Analytical Instruments segment, and a small miscellaneous operation that was included in a prior acquisition.

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. The accounting policies of the segments are the same as those described in Significant Accounting Policies (see Note 1). Our chief operating decision maker ("CODM") views all operating expenses, interest expense and corporate overhead as directly supporting the strategies of our segments. As a result, starting in 2021 these costs are fully allocated to our reportable segments. Prior to this change, the difference between the total segment allocated interest expense, depreciation and amortization, and the corresponding consolidated amounts was attributable to our corporate headquarters. The historical segment information has been recast to conform to the current allocation methodology of corporate operating and other expenses to the segments. Interest expense is charged to segments based on the carrying amount of inventory and receivables employed by that segment. Segments are expected to manage only assets completely under their control.  Accordingly, segment assets include primarily accounts receivable, inventories and gross machinery and equipment. Goodwill balances have been included in corporate for segment reporting purposes.

Information regarding industry segments at December 31, 2021, 2020, and 2019 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Segment net sales	2021	$1,400.8	$1,515.9	$5.8
	2020	1,231.8	1,305.2	8.6
	2019	885.9	1,412.0	13.8

Allocated interest expense	2021	$0.6	$1.0	$—
	2020	8.0	13.8	0.1
	2019	7.4	15.9	0.1

Depreciation and amortization	2021	$32.5	$61.1	$1.6
	2020	32.8	65.1	1.0
	2019	29.4	71.7	0.9

Segment profit (loss)	2021	$316.0	$173.0	$(1.1)
	2020	271.8	117.0	0.3
	2019	72.1	148.5	(1.5)

Segment assets	2021	$588.2	$1,038.4	$16.8
	2020	607.3	1,065.6	9.5

Capital expenditures	2021	$12.8	$63.5	$7.6
	2020	16.8	43.6	3.1

Net corporate operating expense consists of receipts and expenditures that are not the primary responsibility of segment operating management and therefore are not allocated to the segments for performance assessment by our chief operating decision maker. The following reconciles total segment profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2021	2020	2019
Total segment profit	$487.9	$389.1	$206.2
Foreign currency exchange losses, net	(2.8)	(1.8)	(2.2)
Change in fair market value of equity and debt securities	4,926.2	4,495.8	2,031.0
Other income, net	26.8	24.5	26.1
Consolidated income before income taxes	$5,438.1	$4,907.6	$2,261.1

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2021	2020
Total segment assets	$1,643.4	$1,682.4
Cash, short-term investments and other current assets	993.3	1,098.2
Property, plant and equipment, net, and operating lease right-of-use
assets, excluding segment specific balances	48.2	52.7
Goodwill, net	347.3	291.9
Other long-term assets	14,743.6	9,847.4
Total assets	$17,775.8	$12,972.6

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2021	2020	2019
Europe	$946.9	$857.7	$770.3
Asia	688.4	546.5	505.0
United States	1,130.6	1,004.8	899.1
Other (primarily Canada and Latin America)	156.6	136.6	137.3
Total net sales	$2,922.5	$2,545.6	$2,311.7

The following presents Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes, by geographic region based upon the location of the asset (in millions):

	December 31,
	2021	2020
Europe	$211.4	$208.6
Asia	64.9	53.3
United States	456.5	454.4
Other (primarily Canada and Latin America)	16.5	12.0
Total Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes	$749.3	$728.3

15.    RESTRUCTURING COSTS

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in Europe and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from Europe to Asia. The restructuring plan is being implemented in phases and is expected to be substantially complete by the end of 2022. The liability of $47.1 million as of December 31, 2021 consisted of $46.7 million recorded in Accrued payroll and employee benefits and $0.4 million recorded in Other long-term liabilities in the consolidated balance sheets. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense were $25.0 million, $26.1 million and $13.3 million, respectively, in the consolidated statements of income for the year ended December 31, 2021. The adjustments to expense recorded were primarily due to changes in the estimates of employee termination benefits and employees resigning or transferring to different positions within the company.

The following table summarizes the activity of our European reorganization restructuring reserves for severance (in millions):

	2021
	Life Science	Clinical Diagnostics	Total
Balances as of January 1	$—	$—	$—
Charged to expense - employee termination benefits	12.9	62.7	75.6
Adjustment to expense	(3.3)	(7.9)	(11.2)
Cash payments	(4.0)	(10.2)	(14.2)
Foreign currency translation gains	(0.4)	(2.7)	(3.1)
Balances as of December 31	$5.2	$41.9	$47.1

16.    LEASES

We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 17 years, which includes our determination to exercise renewal options.

The components of lease expense were as follows (in millions):

Twelve Months Ended December 31,	2021	2020	2019

Operating lease cost	$53.2	$45.4	$51.4

Finance lease cost:
Amortization of right-to-use assets	$0.5	$0.6	$0.6
Interest on lease liabilities	0.8	0.8	0.9
Total finance lease cost	$1.3	$1.4	$1.5

Sublease income	$3.0	$3.0	$3.0

The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of right-of-use assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the years ended December 31, 2021, 2020 and 2019. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the years ended December 31, 2021, 2020 and 2019.

Supplemental cash flow information related to leases was as follows (in millions):

Twelve Months Ended December 31,	2021	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40.7	$44.4	$47.2
Operating cash flows from finance leases	$0.5	$0.6	$0.9
Financing cash flows from finance leases	$0.8	$0.8	$0.6

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$45.5	$16.1	$28.7
Finance leases	$—	$0.4	$0.2

Supplemental balance sheet information related to leases was as follows (in millions):

December 31,	2021	2020

Operating Leases
Operating lease right-of-use assets	$204.8	$202.1

Current operating lease liabilities	$36.4	$36.5
Operating lease liabilities	175.9	175.1
Total operating lease liabilities	$212.3	$211.6

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt and notes payable, net of current maturities.

December 31,	2021	2020

Finance Leases
Property, plant and equipment, gross	$11.8	$12.2
Less: accumulated depreciation and amortization	(5.1)	(5.0)
Property, plant and equipment, net	$6.7	$7.2

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	10.5	11.0
Total finance lease liabilities	$11.0	$11.5

December 31,	2021	2020

Weighted Average Remaining Lease Term
Operating leases - in years	8	8
Finance leases - in years	15.5	16

Weighted Average Discount Rate
Operating leases	3.3%	3.9%
Finance leases	6.3%	6.2%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2022	$42.5	$1.2
2023	39.1	1.1
2024	32.6	1.2
2025	29.1	1.1
2026	24.0	1.1
Thereafter	79.5	13.0
Total lease payments	246.8	18.7
Less imputed interest	(34.5)	(7.7)
Total	$212.3	$11.0

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles and other equipment with shorter terms and higher-turn over.

As of December 31, 2021, operating leases that have not commenced are not material.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2021 and 2020 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Net sales	$726.8	$715.9	$747.0	$732.8
Gross profit	$400.6	$401.6	$437.4	$401.0
Net income (loss)	$977.4	$914.1	$3,928.0	$(1,573.7)
Basic earnings (loss) per share	$32.77	$30.71	$131.75	$(52.59)
Diluted earnings (loss) per share	$32.38	$30.32	$129.96	$(52.59)

2020
Net sales	$571.6	$536.9	$647.3	$789.8
Gross profit	$317.4	$293.0	$367.3	$460.1
Net income	$685.9	$966.4	$1,314.8	$839.2
Basic earnings per share	$22.97	$32.59	$44.24	$28.13
Diluted earnings per share	$22.72	$32.15	$43.64	$27.81

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our internal control over financial reporting has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Management continuously reviews disclosure controls and procedures, and internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 10, 2022, our board of directors adopted the Bio-Rad Laboratories, Inc. Executive Change in Control Severance Plan, or the Severance Plan. The Severance Plan provides for the payment of certain severance and other benefits to participants, including each of our named executive officers (Norman Schwartz, Ilan Daskal, Andrew J. Last, Dara Grantham Wright), in the event of a qualifying termination of employment with us.

Under the Severance Plan, in the event of a termination of the executive’s employment that is (i) by the Company for any reason other than for “cause,” (ii) as a result of the participant’s death or “disability,” or (iii) by the participant for “good reason,” in each case, during the two-year period beginning on, and following, the date of a “change in control” (as defined in the Severance Plan), the executive will be eligible to receive the following payments and benefits:
•A cash payment equal to the product of (i) the executive’s “applicable severance period” (as defined in the Severance Plan, and which for Messrs. Daskal and Last and Ms. Grantham Wright is 18 months) and (ii) the sum of (a) the participant’s weekly rate of then-current annual base salary, plus (b) the participant’s target annual incentive bonus for the year in which such termination occurs divided by fifty-two, payable in a single lump-sum no later than the fifteenth day of the third calendar month after the month in which such termination occurs (Mr. Schwartz does not receive this benefit);
•A cash payment equal to (i) the amount of any target annual cash incentive bonus for the year in which the termination occurs pro-rated as of the date of termination and (ii) the amount of any annual cash incentive bonus earned for any fiscal year that ended before the termination date that remains unpaid (if any), payable in a single lump-sum no later than the fifteenth day of the third calendar month after the month in which such termination occurs;

•Reimbursement of COBRA or Cal-COBRA premium payments for the executive and his or her dependents for up to 18 months for Messrs. Daskal and Last and Ms. Grantham Wright (Mr. Schwartz does not receive this benefit);

•Accelerated vesting of 100% of the total number of shares subject to each equity award held by the executive (with any awards subject to performance vesting to be determined pursuant to the applicable award agreement); and
•Company-paid outplacement services for 12 months (Mr. Schwartz does not receive this benefit).

Any executive’s right to receive the severance payments and benefits described above is subject to the executive’s delivery, and, as applicable, non-revocation of a general release of claims in our favor, the executive’s resignation from all positions with us, and the executive’s continued compliance with the terms of any confidential information agreement in our favor and agreement to not solicit any of our employees.
In addition, in the event that any payment under the Severance Plan, together with any other amounts paid to the executive by us, would subject such executive to an excise tax under Section 4999 of the Internal Revenue Code, such payments will be reduced to the extent that such reduction would produce a better net-tax result for the executive.

The Severance Plan is attached hereto as Exhibit 10.9, which is incorporated herein by this reference. The foregoing summary is qualified entirely by reference to the full text of the Severance Plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2022 annual meeting of stockholders (the “2022 Proxy Statement”) under “Executive Officers,” “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

We have adopted a code of business ethics and conduct that applies to our principal executive officer, principal financial officer, controller (or persons performing similar functions), all other employees and our directors. It is available through the Corporate Governance section of our website (www.bio-rad.com).  We will also provide a copy of the code of ethics to any person, without charge, upon request, by writing to us at “Bio-Rad Laboratories, Inc., Investor Relations, 1000 Alfred Nobel Drive, Hercules, CA  94547.” We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the Corporate Governance section of our website (www.bio-rad.com) within four business days following the date of the amendment or waiver.

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2022 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and "Pay Ratio Disclosure.”  In addition, the information from a portion of the 2022 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2022 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2021
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	567,301	$246.41	1,897,388 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	567,301	$246.41	1,897,388

(1)Consists of the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(2)Consists of 1,377,044 shares available under the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan and 520,344 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(3)Excludes Restricted Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2022 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP (185) Santa Clara, California.

The information required to be furnished by this item is incorporated by reference from a portion of the 2022 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

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

10.1
Credit Agreement, dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., HSBC Bank USA National Association, and Mug Bank, Ltd., as co-syndication agents, and Citibank, N.A., and Wells Fargo Bank, N.A., National Association as co-documentation agents. (4)

10.1.1
Amendment No. 1 dated as of November 15, 2021 to Credit Agreement dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, and JPMorgan Chase Bank, N.A., as a lender and as administrative agent. (5)

10.2	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (6)*

10.2.1	First Amendment to the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan (7)*

10.3	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (8)*

10.4	2007 Incentive Award Plan. (9)*

10.4.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007
Incentive Award Plan. (10)*

10.4.2	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. (11)*

10.5	Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan (12)*

10.5.1	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under
2017 Incentive Award Plan (13)*

10.5.2	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (14)*

10.5.3	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan (updated September 2020) (15)*

10.5.4	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (updated September 2020) (16)*

10.6	Employment Offer Letter between the Company and Ilan Daskal dated March 15, 2019 (17)*

10.7	Employment Offer Letter between the Company and Andrew J. Last dated March 15, 2019 (18)*

10.8	Form of Indemnification Agreement. (19)

10.9	Executive Change in Control Severance Plan*

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

(1)	Incorporated by reference to the Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to Bio-Rad’s Form 8-K filing, dated October 27, 2017.

(3)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 10-K filing, dated March 2, 2020.

(4)	Incorporated by reference to the Exhibit 10.1 to Bio-Rad’s 8-K filing, dated April 16, 2019.

(5)	Incorporated by reference to the Exhibit 10.1 to Bio-Rad’s 8-K filing, dated November 18, 2021.

(6)	Incorporated by reference to Exhibit 10.9 to Bio-Rad's June 30, 2011 Form 10-Q filing, dated August 4, 2011.

(7)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017.

(8)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997 Form 10-Q filing, dated
November 13, 1997.

(9)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated July 30, 2007.

(10)	Incorporated by reference to Exhibit 10.8.1 to Bio-Rad’s September 30, 2009 Form 10-Q filing, dated
November 4, 2009.

(11)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s March 31, 2014 Form 10-Q filing, dated May 8, 2014.

(12)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017.

(13)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017.

(14)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017.

(15)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated October 30, 2020.

(16)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated October 30, 2020.

(17)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 8-K filing, dated April 2, 2019.

(18)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 8-K filing, dated April 22, 2019.

(19)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated August 7, 2017.

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Ilan Daskal
(Ilan Daskal)
Executive Vice President, Chief Financial Officer

Date:	February 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Chairman of the Board, President
/s/ Norman Schwartz	and Chief Executive Officer	February 11, 2022
(Norman Schwartz)

Principal Financial Officer:
/s/ Ilan Daskal	Executive Vice President,
(Ilan Daskal)	Chief Financial Officer	February 11, 2022

Principal Accounting Officer:
/s/ Ajit Ramalingam	Senior Vice President,	February 11, 2022
(Ajit Ramalingam)	Chief Accounting Officer

Other Directors:
/s/ Jeffrey L. Edwards	Director	February 11, 2022
(Jeffrey L. Edwards)

/s/ Gregory K. Hinckley	Director	February 11, 2022
(Gregory K. Hinckley)

/s/ Melinda Litherland	Director	February 11, 2022
(Melinda Litherland)

/s/ Arnold A. Pinkston	Director	February 11, 2022
(Arnold A. Pinkston)

/s/ Alice N. Schwartz	Director	February 11, 2022
(Alice N. Schwartz)