Form 10-Q
period 2022-03-31
BIO-RAD LABORATORIES, INC.
filed 2022-04-29
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at April 22, 2022:	Class A -	24,877,012	Class B -	5,064,594

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2022

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS:	(Unaudited)
Cash and cash equivalents	$802,316	$470,783
Short-term investments	1,271,163	399,135
Restricted investments	5,560	5,560
Accounts receivable, less allowance for credit losses of $12,895 at 2022 and $15,142 at 2021	464,107	423,537
Inventories:
Raw materials	146,240	116,880
Work in process	153,250	142,742
Finished goods	306,002	312,617
Total inventories	605,492	572,239
Prepaid expenses	126,657	107,745
Other current assets	28,126	10,089
Total current assets	3,303,421	1,989,088
Property, plant and equipment	1,500,447	1,488,568
Less: accumulated depreciation and amortization	(1,014,704)	(997,616)
Property, plant and equipment, net	485,743	490,952
Operating lease right-of-use assets	198,453	204,798
Goodwill, net	345,728	347,343
Purchased intangibles, net	247,144	253,939
Other investments	9,689,284	14,387,006
Other assets	103,925	102,669
Total assets	$14,373,698	$17,775,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	March 31, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$160,651	$141,941
Accrued payroll and employee benefits	184,542	276,986
Current maturities of long-term debt and notes payable	504	489
Income and other taxes payable	54,309	46,299
Current operating lease liabilities	36,739	36,435
Other current liabilities	211,586	178,788
Total current liabilities	648,331	680,938
Long-term debt, net of current maturities	1,196,739	10,514
Deferred income taxes	1,995,889	3,059,080
Operating lease liabilities	169,734	175,938
Other long-term liabilities	180,089	182,191
Total liabilities	4,190,782	4,108,661

Stockholders’ equity:
Class A common stock, shares issued 25,156,113 and 25,133,530 at 2022 and 2021, respectively; shares outstanding 24,876,569 and 24,853,986 at 2022 and 2021, respectively	2	2
Class B common stock, shares issued and outstanding, 5,064,594 at 2022 and 5,078,452 at 2021	1	1
Additional paid-in capital	459,431	441,733
Class A treasury stock at cost, 279,544 shares at 2022 and 2021	(106,290)	(106,290)
Retained earnings	10,137,628	13,507,241
Accumulated other comprehensive income	(307,856)	(175,553)
Total stockholders’ equity	10,182,916	13,667,134
Total liabilities and stockholders’ equity	$14,373,698	$17,775,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Net sales	$700,062	$726,796
Cost of goods sold	296,502	326,169
Gross profit	403,560	400,627
Selling, general and administrative expense	197,594	225,853
Research and development expense	62,543	73,912
Income from operations	143,423	100,862
Interest expense	4,048	398
Foreign currency exchange (gains) losses, net	(2,128)	71
(Gains) losses from change in fair market value of equity securities and loan receivable	4,545,117	(1,179,403)
Other income, net	(32,597)	(17,407)
Income (loss) before income taxes	(4,371,017)	1,297,203
Benefit from (provision for) income taxes	1,001,404	(319,789)
Net income (loss)	$(3,369,613)	$977,414

Basic earnings (loss) per share:
Net income (loss) per basic share	$(112.57)	$32.77
Weighted average common shares - basic	29,933	29,823

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$(112.57)	$32.38
Weighted average common shares - diluted	29,933	30,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income (loss)	$(3,369,613)	$977,414
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(128,598)	(214,323)
Foreign other post-employment benefits adjustments, net of income taxes	325	1,857
Net unrealized holding loss on available-for-sale (AFS) debt investments, net of income taxes	(4,030)	(1,556)
Other comprehensive loss, net of income taxes	(132,303)	(214,022)
Comprehensive income (loss)	$(3,501,916)	$763,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Cash received from customers	$649,993	$728,013
Cash paid to suppliers and employees	(619,809)	(612,803)
Interest paid, net	(306)	(309)
Income tax payments, net	(14,324)	(14,727)
Dividend proceeds and miscellaneous receipts, net	20,680	12,193
Proceeds from forward foreign exchange contracts, net	10,081	1,243
Net cash provided by operating activities	46,315	113,610
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(28,899)	(19,547)
Proceeds from dispositions of property, plant and equipment	—	12
Payments for purchases of marketable securities and investments	(960,940)	(74,925)
Proceeds from sales of marketable securities and investments	32,096	15,624
Proceeds from maturities of marketable securities and investments	45,781	30,509
Net cash used in investing activities	(911,962)	(48,327)
Cash flows from financing activities:
Proceeds from issuance of Notes, net of debt financing costs	1,186,220	—
Payments on long-term borrowings	(104)	(1,401)
Proceeds from issuance of common stock under the employee stock purchase plan and upon exercise of stock options	4,177	4,052
Payments for purchases of treasury stock	—	(49,998)
Net cash provided by (used in) financing activities	1,190,293	(47,347)
Effect of foreign exchange rate changes on cash	6,877	(7,347)
Net increase in cash, cash equivalents and restricted cash	331,523	10,589
Cash, cash equivalents and restricted cash at beginning of period	471,133	667,115
Cash, cash equivalents and restricted cash at end of period	$802,656	$677,704

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$802,316	$673,470
Restricted cash included in Other current assets	14	3,354
Restricted cash included in Other assets	326	880
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$802,656	$677,704

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	$3	$441,733	$(106,290)	$13,507,241	$(175,553)	$13,667,134
Net income (loss)	—	—	—	(3,369,613)	—	(3,369,613)
Other comprehensive income, net of tax	—	—	—	—	(132,303)	(132,303)
Issuance of common stock	—	4,177	—	—	—	4,177
Stock compensation expense	—	13,521	—	—	—	13,521
Balance at March 31, 2022	$3	$459,431	$(106,290)	$10,137,628	$(307,856)	$10,182,916

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	$3	$429,376	$(99,907)	$9,268,012	$282,456	$9,879,940
Net income	—	—	—	977,414	—	977,414
Other comprehensive income, net of tax	—	—	—	—	(214,022)	(214,022)
Issuance of common stock	—	4,052	—	—	—	4,052
Stock compensation expense	—	11,673	—	—	—	11,673
Purchase of treasury stock	—	—	(49,998)	—	—	(49,998)
Balance at March 31, 2021	$3	$445,101	$(149,905)	$10,245,426	$68,434	$10,609,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Revenue allocated to the lease elements of these reagent rental arrangements represented approximately 2% of total revenue for both the three months ended March 31, 2022 and March 31, 2021, and are included as part of Net sales in our condensed consolidated statements of income (loss).

Contract costs:

As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income (loss).

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended
	March 31,
	2022	2021
EMEA	$218.9	$247.7
APAC	160.9	168.9
United States	282.5	271.4
Other (primarily Canada and Latin America)	37.8	38.8
Total net sales	$700.1	$726.8

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 10).

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements. The deferred revenue balance at March 31, 2022 and December 31, 2021 was $59.4 million and $71.0 million, respectively. The short-term deferred revenue balance at March 31, 2022 and December 31, 2021 was $59.3 million and $50.9 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income.

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Change in our warranty liability for the three months ended March 31, 2022 and 2021 were as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Balance at beginning of period	$12.7	$9.8
Provision for warranty	2.2	2.7
Actual warranty costs	(2.7)	(2.6)
Balance at end of period	$12.2	$9.9

Allowance for Credit Losses

We record trade accounts receivable at the net invoice value and such receivables are non-interest bearing. We consider receivables past due based on the contractual payment terms. Amounts later determined and specifically identified to be uncollectible are charged or written off against the allowance for credit losses.

Any adjustments made to our historical loss experience reflect current differences in asset-specific risk characteristics, including, for example, accounts receivable by customer type (public or government entity versus private entity) and by geographic location of customer.

Changes in our allowance for credit losses were as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Balance at beginning of period	$15.1	$19.8
Provision for expected credit losses	(1.8)	(0.6)
Write-offs charged against the allowance	(0.5)	(0.6)
Recoveries collected	0.1	—
Balance at end of period	$12.9	$18.6

Recent Accounting Pronouncements Adopted

In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-10, "Government Assistance." The ASU includes tax credits but not within Topic 740, "Income Taxes," cash grants, grants of other assets and project grants. The ASU excludes transactions in which a government is a customer within Topic 606, "Revenue from Contracts with Customers." The ASU was effective for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-10 did not have a material impact on our condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this approach, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. ASU 2021-08 is applied to business combinations occurring on or after January 1, 2023. We early adopted ASU 2021-08 on January 1, 2022, which did not have any impact on our condensed consolidated financial statements as we did not have any new acquisitions.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2022 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$201.6	$—	$201.6
Time deposits	21.0	10.0	—	31.0
Asset-backed securities	—	5.5	—	5.5
Foreign government obligations	—	8.0	—	8.0
Municipals obligations	—	9.9		9.9
U.S. government sponsored agencies	—	71.2	—	71.2
Money market funds	101.6	—	—	101.6
Total cash equivalents (a)	122.6	306.2	—	428.8
Restricted investments (b)	6.9	—	—	6.9
Equity securities (c)	9,371.2	—	—	9,371.2
Loan under the fair value option (d)	—	—	342.6	342.6
Available-for-sale investments:
Corporate debt securities	—	576.7	—	576.7
U.S. government sponsored agencies	—	254.3	—	254.3
Foreign government obligations	—	1.5	—	1.5
Certificates of deposit	—	8.0	—	8.0
Municipal obligations	—	34.7	—	34.7
Asset-backed securities	—	330.4	—	330.4
Total available-for-sale investments (e)	—	1,205.6	—	1,205.6
Forward foreign exchange contracts (f)	—	0.4	—	0.4
Total financial assets carried at fair value	$9,500.7	$1,512.2	$342.6	$11,355.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$4.4	$—	$4.4
Total financial liabilities carried at fair value	$—	$4.4	$—	$4.4

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2021 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$39.8	$—	$39.8
Time deposits	7.2	10.1	—	17.3
Asset-backed securities	—	0.1	—	0.1
Foreign government obligations	—	0.8	—	0.8
Municipals obligations	—	0.3		0.3
U.S. government sponsored agencies	—	33.6	—	33.6
Money market funds	50.7	—	—	50.7
Total cash equivalents (a)	57.9	84.7	—	142.6
Restricted investments (b)	6.9	—	—	6.9
Equity securities (c)	13,977.5	—	—	13,977.5
Loan under the fair value option (d)	—	—	443.1	443.1
Available-for-sale investments:
Corporate debt securities	—	182.3	—	182.3
U.S. government sponsored agencies	—	44.3	—	44.3
Foreign government obligations	—	1.0	—	1.0
Other foreign obligations	—	3.8	—	3.8
Municipal obligations	—	9.0	—	9.0
Asset-backed securities	—	87.3	—	87.3
Total available-for-sale investments (e)	—	327.7	—	327.7
Forward foreign exchange contracts (f)	—	1.7	—	1.7
Total financial assets carried at fair value	$14,042.3	$414.1	$443.1	$14,899.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$2.8	$—	$2.8
Total financial liabilities carried at fair value	$—	$2.8	$—	$2.8

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2022	December 31, 2021
Restricted investments	$5.6	$5.6
Other investments	1.3	1.3
Total	$6.9	$6.9

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2022	December 31, 2021
Short-term investments	$65.6	$71.4
Other investments	9,305.6	13,906.1
Total	$9,371.2	$13,977.5

(d) The Loan under the fair value option is included in Other investments in the condensed consolidated balance sheets.

(e) Available-for-sale investments are included in Short-term investments in the condensed consolidated balance sheets.

(f) Forward foreign exchange contracts in an asset position are included in Other current assets in the condensed consolidated balance sheets.

(g) Forward foreign exchange contracts in a liability position are included in Other current liabilities in the condensed consolidated balance sheets.

Level 1 Fair Value Measurements

As of March 31, 2022, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 37% of the ordinary outstanding shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of March 31, 2022. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The changes in fair market value of our investment in Sartorius for the three months ended March 31, 2022 was $4.45 billion loss and is recorded in our condensed consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of March 31, 2022, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Fair Value
Short-term investments:
Corporate debt securities	$579.1	$0.2	$(2.6)	$—	$576.7
Municipal obligations	34.8	—	(0.1)	—	34.7
Asset-backed securities	$331.9	$0.1	$(1.6)	$—	$330.4
U.S. government sponsored agencies	255.2	—	(0.9)	—	254.3
Foreign government obligations	$1.5	$—	$—	$—	$1.5
Certificates of Deposit	8.0	—	—	—	8.0
	$1,210.5	$0.3	$(5.2)	$—	$1,205.6

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2022 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$519.2	$518.3
Mature in one to five years	556.2	552.8
Mature in more than five years	135.1	134.5
Total	$1,210.5	$1,205.6

Available-for-sale investments consist of the following (in millions):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$181.9	$0.5	$(0.2)	—	$182.2
Municipal obligations	9.0	—	—	—	9.0
Asset-backed securities	87.5	0.1	(0.2)	—	87.4
U.S. government sponsored agencies	44.3	—	—	—	44.3
Foreign government obligations	1.0	—	—	—	1.0
Other foreign obligations	3.8	—	—	—	3.8
Total	327.5	0.6	(0.4)	—	327.7

There were no significant unrealized losses as of March 31, 2022 and December 31, 2021 in either the less than or greater than 12 month categories.
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

At March 31, 2022, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of March 31, 2022.
Included in other current assets are $6.6 million and $2.2 million of interest receivable as of March 31, 2022 and December 31, 2021, respectively, primarily associated with securities in our available-for-sale investments portfolio. The interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the three months ended March 31, 2022, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date. The notional principal amounts provide one measure of the transaction volume outstanding as of March 31, 2022 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Refinitiv on the last business day of the quarter and the points provided by counterparties. The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange (gains) losses, net in the condensed consolidated statements of income (loss).

The following is a summary of our forward foreign exchange contracts (in millions):

March 31,
2022
Contracts maturing in April through June 2022 to sell foreign currency:
Notional value	$85.6
Unrealized gain/(loss)	$(0.2)
Contracts maturing in April through June 2022 to purchase foreign currency:
Notional value	$513.5
Unrealized gain/(loss)	$(3.8)

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II Gmbh ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (the “Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our condensed consolidated statements of income (loss). The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the three months ended March 31, 2022 was $89.9 million, which includes $14.7 million for the change in fair market value for the Loan and $75.2 million for the change in fair market value of the value appreciation right. The decrease in the fair market value of the value appreciation right was due to a decline in the value of the Sartorius ordinary shares. As of March 31, 2022, the €400 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2021	$443.1
Net decrease in estimated fair market value of the loan included in Gains (losses) in fair market value of equity securities and loan receivable	$(89.9)
Foreign currency exchange gains (losses), net	$(10.6)
March 31, 2022	$342.6

3.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill by segment are as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2021:
Goodwill	$333.3	$349.2	$682.5
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	55.8	347.3

Adjustments	(1.6)	—	(1.6)

Balances as of March 31, 2022:
Goodwill	$331.7	$349.2	$680.9
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$289.9	$55.8	$345.7

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	March 31, 2022
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.18	$110.6	$(91.2)	$19.4
Know how	3.50	169.1	(153.5)	15.6
Developed product technology	13.28	214.1	(116.8)	97.3
Licenses	6.56	59.2	(35.9)	23.3
Tradenames	7.18	6.3	(4.4)	1.9
Covenants not to compete	3.60	6.4	(3.1)	3.3
Total finite-lived intangible assets		565.7	(404.9)	160.8
In-process research and development		86.3	—	86.3
Total purchased intangible assets		$652.0	$(404.9)	$247.1

	December 31, 2021
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.27	$111.8	$(90.7)	$21.1
Know how	3.75	171.6	(154.9)	16.7
Developed product technology	13.42	215.6	(115.6)	100.0
Licenses	6.79	64.9	(40.6)	24.3
Tradenames	7.33	6.3	(4.4)	1.9
Covenants not to compete	3.78	6.5	(2.9)	3.6
Total finite-lived intangible assets		576.7	(409.1)	167.6
In-process research and development		86.3	—	86.3
Total purchased intangible assets		$663.0	$(409.1)	$253.9

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021

Amortization expense	$6.3	$7.2

4.    SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss)	$(3,369.6)	$977.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32.0	32.7
Reduction in the carrying amount of right-of-use assets	10.0	9.8
Share-based compensation	13.5	11.7
Other-than-temporary impairment losses on investment	—	0.8
(Gains) losses from change in fair market value of equity securities and loan receivable	4,545.1	(1,179.4)
Payments for operating lease liabilities	(9.5)	(9.9)
(Increase) decrease in accounts receivable	(46.8)	1.3
(Increase) decrease in inventories	(35.5)	5.8
Increase in other current assets	(33.7)	(37.5)
Decrease in accounts payable and other current liabilities	(38.9)	(44.5)
Increase in income taxes payable	7.8	27.3
Increase (decrease) in deferred income taxes	(1,028.5)	274.8
Increase in other long-term liabilities	0.2	43.8
Other	0.2	(0.5)
Net cash provided by operating activities	$46.3	$113.6

Non-cash investing activities:
Purchased property, plant and equipment	$1.5	$4.7
Purchased marketable securities and investments	$13.2	$—
Sold marketable securities and investments	$2.0	$—

5.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2022	December 31, 2021
3.3%, Senior Notes due 2027	$400.0	$—
3.7%, Senior Notes due 2032	800.0	—
Less unamortized discounts and debt issuance costs	(13.7)	—
Long-term debt less unamortized discounts and debt issuance costs	1,186.3	—
Finance leases and other debt	10.9	11.0
Less current maturities	(0.5)	(0.5)
Long-term debt	$1,196.7	$10.5

Senior Notes due 2027 and 2032

In March 2022, pursuant to an indenture we issued $400.0 million in principal amount of Senior Notes due March 2027 (the “2027 Notes”) and $800.0 million in principal amount of Senior Notes due March 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Notes”). The issuance of the 2027 Notes yielded net cash proceeds of $395.7 million at an effective rate of 3.5346% and the sale of the 2032 Notes yielded net cash proceeds of $790.5 million at an effective rate of 3.8429%. The 2027 Notes and the 2032 Notes pay a fixed rate of interest of 3.3% and 3.7% per annum, respectively. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2022 until the principal is paid or made available for payment. We have the option to redeem the Notes at any time, in whole or in part, at a redemption price calculated in accordance with the indenture, plus accrued and unpaid interest thereon to the redemption date. In the event of a change of control, the holders may require us to repurchase for cash all or a portion of their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. Our obligations under the Notes are unsecured senior obligations that rank equally in right of payment with all of our other existing and future unsecured, unsubordinated debt. The Notes include covenants that limit our ability to, among other things, (i) grant specified liens, (ii) engage in specified sale and leaseback transactions, (iii) consolidate or merge with or into other companies or (iv) sell all or substantially all of our assets. We were in compliance with these covenants as of March 31, 2022.

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2022:	$(170.5)	$(10.9)	$5.8	$(175.6)
Other comprehensive income (loss), before reclassifications	(128.7)	0.4	(5.2)	(133.5)
Income tax effects	0.1	(0.1)	1.2	1.2
Other comprehensive income (loss), net of income taxes	(128.6)	0.3	(4.0)	(132.3)
Balances as of March 31, 2022:	$(299.1)	$(10.6)	$1.8	$(307.9)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2021:	$298.6	$(26.0)	$9.8	$282.4
Other comprehensive income (loss), before reclassifications	(214.7)	1.7	(1.9)	(214.9)
Amounts reclassified from Accumulated other comprehensive income	—	0.5	(0.1)	0.4
Income tax effects	0.4	(0.3)	0.4	0.5
Other comprehensive income (loss), net of income taxes	(214.3)	1.9	(1.6)	(214.0)
Balances as of March 31, 2021:	$84.3	$(24.1)	$8.2	$68.4

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the diluted earnings (loss) per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Basic weighted average shares outstanding	29,933	29,823
Effect of potentially dilutive stock options and restricted stock awards	—	363
Diluted weighted average common shares outstanding	29,933	30,186
Anti-dilutive shares	550	23

8.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2022	2021
Interest and investment income	$(32.2)	$(18.3)
Net realized gains on investments	—	(0.1)
Other-than-temporary impairment loss on investment	—	0.8
Other (income) expense	(0.4)	0.2
Other income, net	$(32.6)	$(17.4)

9.    INCOME TAXES

Our effective income tax rate was 22.9% and 24.7% for the three months ended March 31, 2022 and 2021, respectively.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain foreign deferred tax assets will not be realized as of March 31, 2022, and have maintained a valuation allowance on such deferred tax assets.

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

Our gross unrecognized tax benefits were $75.1 million and $61.9 million as of March 31, 2022 and December 31, 2021, respectively. The increase in our gross unrecognized tax benefits is attributable to increases of uncertain tax accruals in various jurisdictions, partially offset by the release of accruals due to the lapse of statute of limitations.

As of March 31, 2022, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $20.6 million.

10.    SEGMENT INFORMATION

Information regarding operating segments for the three months ended March 31, 2022 and 2021 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2022	$347.2	$351.8	$1.1
	2021	$366.5	$358.5	$1.8

Segment net profit (loss)	2022	$86.9	$52.8	$(0.3)
	2021	$102.3	$(1.9)	$0.1

Segment results are presented in the same manner as we manage our business internally to make operating decisions and assess performance. Our chief operating decision maker ("CODM") views all operating expenses, interest expense and corporate overhead as directly supporting the strategies of our segments.

The following reconciles total segment profit to consolidated income (loss) before income taxes (in millions):

	Three Months Ended
	March 31,
	2022	2021
Total segment profit	$139.4	$100.5
Foreign currency exchange gains (losses), net	2.1	(0.1)
(Gains) losses from change in fair market value of equity securities and loan receivable	(4,545.1)	1,179.4
Other income, net	32.6	17.4
Consolidated income (loss) before income taxes	$(4,371.0)	$1,297.2

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

12.    RESTRUCTURING COSTS

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in EMEA and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from EMEA to APAC. The restructuring plan is being implemented in phases and is expected to be substantially complete by the end of 2022. The liability of $42.5 million as of March 31, 2022 consisted of $41.9 million recorded in Accrued payroll and employee benefits, $0.2 million recorded in Other current liabilities and $0.4 million recorded in Other long-term liabilities in the condensed consolidated balance sheets. The amounts reflected in Selling, general and administrative expense and Research and development expense were $0.2 million and $(0.1) million in the condensed consolidated statements of income (loss) for the three months ended March 31, 2022, respectively. The adjustments to expense recorded were primarily due to outplacement and training costs incurred, changes in the estimates of employee termination benefits and employees resigning or transferring to different positions within the company. From February 2021 to March 31, 2022, total expenses were $64.5 million.

The following table summarizes the activity of our European reorganization restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2021:	$5.2	$41.9	$47.1
Adjustment to expense	—	0.1	0.1
Cash payments	(1.3)	(2.3)	(3.6)
Foreign currency translation gains	—	(1.1)	(1.1)
Balances as of March 31, 2022:	$3.9	$38.6	$42.5

13.    LEASES

We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 17 years, which includes our determination to exercise renewal options.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Operating lease liabilities in our condensed consolidated balance sheets. Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. ROU assets also include any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease. For purposes of determining the lease term used in the measurement of ROU assets and operating lease liabilities, we include the noncancellable period of the lease together with those periods covered by the option to extend the lease if we are reasonably certain to exercise that option, the periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option, and the periods covered by the option to extend (or to not terminate) the lease in which exercise of the option is controlled by the lessor. Lease expense is recognized on a straight-line basis over the lease term. Where we act as lessee, we elected not to separate lease and non-lease components.

The components of lease expense were as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$14.3	$11.7

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$0.3	$0.3

Sublease income	$0.7	$0.7

The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the three months ended March 31, 2022 and 2021. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the three months ended March 31, 2022 and 2021.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.5	$11.8
Operating cash flows from finance leases	$0.2	$0.1
Financing cash flows from finance leases	$0.1	$0.2

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$5.5	$4.2
Finance leases	$—	$—

Supplemental balance sheet information related to leases was as follows (in millions):

	March 31, 2022	December 31, 2021

Operating Leases
Operating lease right-of-use assets	$198.5	$204.8

Current operating lease liabilities	$36.8	$36.4
Operating lease liabilities	169.7	175.9
Total operating lease liabilities	$206.5	$212.3

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities (in millions):

	March 31, 2022	December 31, 2021

Finance Leases
Property, plant and equipment, gross	$11.8	$11.8
Less: accumulated depreciation and amortization	(5.2)	(5.1)
Property, plant and equipment, net	$6.6	$6.7

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	10.4	10.5
Total finance lease liabilities	$10.9	$11.0

	March 31, 2022	December 31, 2021

Weighted Average Remaining Lease Term
Operating leases - in years	7	8
Finance leases - in years	15	15.5

Weighted Average Discount Rate
Operating leases	3.1%	3.3%
Finance leases	6.2%	6.3%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2022 (excluding the three months ended March 31, 2022)	$31.6	$1.2
2023	39.6	1.2
2024	33.1	1.1
2025	29.7	1.1
2026	24.4	1.1
Thereafter	76.6	12.7
Total lease payments	235.0	18.4
Less imputed interest	(28.5)	(7.5)
Total	$206.5	$10.9

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher-turn over.

As of March 31, 2022, operating leases that have not commenced are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2021 and the condensed consolidated financial statements for the three and nine months ended March 31, 2022.

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

We sell more than 12,000 products and services to a diverse client base comprised of scientific research, healthcare, education and government customers worldwide. We do not disclose quantitative information about our different products and services as it is impractical to do so based primarily on the numerous products and services that we sell and the global markets that we serve.

We manufacture and supply our customers with a range of reagents, apparatus and equipment to separate complex chemical and biological materials and to identify, analyze and purify components. As our customers require standardization for their experiments and test results, much of our revenues are recurring in nature.

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 40% of our 2022 consolidated net sales are derived from the United States and approximately 60% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

Senior Notes due 2027 and 2032

In March 2022, pursuant to an indenture we issued $400.0 million in principal amount of Senior Notes due March 2027 (the “2027 Notes”) and $800.0 million in principal amount of Senior Notes due March 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Notes”). The issuance of the 2027 Notes yielded net cash proceeds of $395.7 million at an effective rate of 3.5346% and the sale of the 2032 Notes yielded net cash proceeds of $790.5 million at an effective rate of 3.8429%. The 2027 Notes and the 2032 Notes pay a fixed rate of interest of 3.3% and 3.7% per annum, respectively. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2022 until the principal is paid or made available for payment.

COVID-19

The full impact of the COVID-19 pandemic continues to be inherently uncertain at the time of this report. The COVID-19 pandemic has impacted and, we expect to some extent, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways. During the first quarter of 2022, we saw continued but moderating demand for products associated with COVID-19 testing and related research. The COVID-19 pandemic has created delays and shortages in the supply of components and raw materials. These shortages have caused backorders, some of which we consider to be significant, and some delays in certain new product development activities and we expect backorders and delays to continue in 2022. For more discussion relating to the impacts of the COVID-19 pandemic, please see "Item 1A. Risk Factors" to this Form 10-Q.
Results of Operations

The following table shows cost of goods sold, gross profit, components of operating expense, (gains) losses from change in fair market value of equity securities and loan receivable, and net income (loss) as a percentage of net sales:

	Three Months Ended
	March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of goods sold	42.4	44.9
Gross profit	57.6	55.1
Selling, general and administrative expense	28.2	31.1
Research and development expense	8.9	10.2
(Gains) losses from change in fair market value of equity securities and loan receivable	649.2	(162.3)
Net income (loss)	(481.3)	134.5

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three months ended March 31, 2022, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Three Months Ended March 31, 2022 Compared to
Three Months Ended March 31, 2021

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the first quarter of 2022 were $700.1 million compared to $726.8 million in the first quarter of 2021, a decrease of 3.7%.  Excluding the impact of foreign currency, first quarter 2022 sales decreased by approximately 0.8% compared to the same period in 2021. Currency neutral sales decreased in both APAC and EMEA. COVID-related revenue was approximately $45 million in the first quarter of 2022 compared to $94 million in the first quarter of 2021. Excluding COVID-related sales, revenue increased 6.5% on a currency neutral basis from the first quarter of 2021.

The Life Science segment sales for the first quarter of 2022 were $347.2 million, a decrease of 5.3% compared to the same period last year.  On a currency neutral basis, sales decreased 2.5% compared to the first quarter in 2021. The currency neutral sales decline was primarily attributed to lower qPCR product revenue due to the decline in COVID-19 related demand, partially offset by strong growth of Process Media and Droplet Digital PCR products. Currency neutral sales decreased in both EMEA and the Americas.

The Clinical Diagnostics segment sales for the first quarter of 2022 were $351.8 million, a decrease of 1.9% compared to the same period last year.  On a currency neutral basis, sales increased 1.1% compared to the first quarter in 2021.  The currency neutral sales increase was primarily driven by the recovery in our immunohematology business, especially in EMEA and the Americas.

Consolidated gross margins were 57.6% for the first quarter of 2022 compared to 55.1% for the first quarter of 2021.  Life Science segment gross margins for the first quarter of 2022 decreased by approximately 0.7 percentage points from the same period last year. The decrease in gross margins was primarily driven by an unfavorable product mix related to lower sales of COVID-19 related Gene Expression products and higher logistics costs, partially offset by higher royalty revenue. Clinical Diagnostics segment gross margins for the first quarter of 2022 increased by approximately 6.2 percentage points from the same period last year. The increase in gross margins was primarily driven by a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021.

Selling, general and administrative expenses (SG&A) decreased to $197.6 million or 28.2% of sales for the first quarter of 2022 compared to $225.9 million or 31.1% of sales for the first quarter of 2021.  The decrease to SG&A was primarily driven by a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021.

Research and development (R&D) expenses decreased to $62.5 million or 8.9% of sales in the first quarter of 2022 compared to $73.9 million or 10.2% of sales in the first quarter of 2021.  Life Science segment R&D expense increased in the first quarter of 2022 compared to the prior year period, primarily from increased personnel costs from the Dropworks, Inc. acquisition in October of 2021, and increased investment in outside services to complete strategic projects in key investment areas. Clinical Diagnostics segment R&D expense decreased in the first quarter of 2022 from the prior year period, primarily due to a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021.

Results of Operations – Non-operating

Interest expense for the first quarter of 2022 and 2021 was $4.0 million and $0.4 million, respectively, an increase of $3.6 million compared to the prior year period. The increase was primarily due to the sale in March 2022 of $400 million aggregate principal amount of 3.3% Senior Notes due 2027, and $800 million aggregate principal amount of 3.7% Senior Notes due 2032.

Foreign currency exchange (gains) and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange gains, net were $2.1 million for the first quarter of 2022 compared to net losses of $0.1 million for the first quarter of 2021. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable was a loss of $4.55 billion and a gain of $1.18 billion for the first quarter of 2022 and 2021, respectively, primarily resulting from the recognition of holding losses in the first quarter of 2022 compared to holding gains in the first quarter of 2021 on our position in Sartorius AG, and from a $89.9 million decrease, which includes $14.7 million for the change in fair market value for the Loan and $75.2 million for the change in fair market value of the value appreciation right entered into with SHB during the fourth quarter of 2021.

Other income, net for the first quarter of 2022 was $32.6 million compared to $17.4 million for the first quarter of 2021. The difference of income of $15.2 million was primarily due to $12.6 million increase in the Sartorius AG dividends declared in the first quarter of 2022 compared to the first quarter of 2021.

Our effective income tax rate was 22.9% and 24.7% for the first quarter of 2022 and 2021, respectively. The effective tax rate reported in the first quarter of 2022 was primarily affected by an unrealized loss in equity securities and the tax rate reported in the first quarter of 2021 was primarily affected by an unrealized gain in equity securities. The difference in the rate is primarily driven by geographical mix of earnings.

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

As of March 31, 2022, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $20.6 million.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement, as amended) that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the Credit Agreement, as amended, are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement, as amended, as of March 31, 2022, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. In March 2022, we sold $400 million aggregate principal amount of 3.3% Senior Notes due 2027, and $800 million aggregate principal amount of 3.7% Senior Notes due 2032. The sales yielded net cash proceeds after deducting the underwriting discount and estimated offering expenses payable by it, of $1.186 billion. Interest will be payable semiannually in arrears on May 15 and September 15 of each year, beginning on September 15, 2022. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

At March 31, 2022, we had available $2.08 billion in cash, cash equivalents and short-term investments, of which approximately 11% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs.

Demand for our products and services could change more dramatically in the short-term than in previous years due to the impacts of the COVID-19 pandemic and Russia's invasion of Ukraine, as well as due to funding, reimbursement constraints and support levels from government, universities, hospitals and private industry, including diagnostic laboratories. The need for certain sovereign nations with large annual deficits to curtail spending, international trade disputes and increased regulation, could lead to slower growth of, or even a decline in, our business. Sovereign nations either delaying payment for goods and services or renegotiating their debts could impact our liquidity.

Cash Flows from Operations

Net cash provided by operations was $46.3 million compared to cash provided by $113.6 million for the three months ended March 31, 2022 and 2021, respectively.  The decrease in operating cash flows was primarily due to lower cash received from customers in the first quarter of 2022, and higher cash paid to suppliers and to employees. These decreases were partially offset primarily due to higher proceeds from foreign exchange contracts and higher dividends.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of cash used for purchases of marketable securities and investments.

Net cash used in investing activities was $912.0 million and $48.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily attributable to the purchase of marketable securities and investments utilizing the cash proceeds from the sale of the senior notes as described below, and to a lower extent higher purchases of property, plant and equipment of $9.4 million.
Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash from the issuance of senior notes.

Net cash provided by financing activities was $1,190.3 million compared to cash used for $47.3 million for the three months ended March 31, 2022, and 2021, respectively. This increase was primarily attributable to the sale in March 2022 of $400 million aggregate principal amount of 3.3% Senior Notes due 2027, and $800 million aggregate principal amount of 3.7% Senior Notes due 2032, which yielded net cash proceeds after deducting the underwriting discount and estimated offering expenses payable by it, of $1.186.3 billion. The increase was also due to the $50.0 million repurchase of our common stock in the first quarter of 2021 as described below.

Treasury Shares

No shares were repurchased during the first quarter of 2022. During the first quarter of 2021, we repurchased 89,506 shares of Class A common stock for $50.0 million under our Share Repurchase Program. We designated these repurchased shares as treasury stock. As of March 31, 2022, $223.1 million remained under the Share Repurchase Program.

Recent Accounting Pronouncements Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2022, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have experienced increased demand for certain of our products being used in fighting the COVID-19 pandemic, we previously experienced some decreases in product demand in certain of our other businesses. Many of our customers reduced or modified operations to various extents, resulting in labs, universities and other customers' facilities being opened at reduced capacity, hospital visits declined as people delayed elective surgeries and avoided non-essential trips to the hospital, and routine diagnostic testing slowed. If conditions related to the pandemic were to deteriorate, we expect that parts of our business could again suffer negative impacts from the pandemic. For example, we expect that lockdowns and other COVID-19 related restrictions implemented by China in late March and April 2022 may have a material impact on our business in China for the second quarter of 2022 and potentially in future quarters depending on how long these lockdowns and restrictions continue. We expect that improvement in the COVID-19 pandemic conditions will continue to result in a decrease in demand for our products being used in fighting the COVID-19 pandemic which could have a negative impact on our financial results if the negative impact is not offset by the recovery of other parts of our businesses as a result of improved conditions related to the pandemic.

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

With respect to our personnel, as a critical health care supplier, we have continued to keep essential production, distribution and service teams onsite working in manufacturing and supply chain facilities throughout the world. During the COVID-19 pandemic, many employees in our administrative functions have worked remotely, but as conditions improved in March 2022, many employees in our administrative functions returned to work under a hybrid remote and in person work schedule. Although we are adhering to government mandated and Environmental, Health and Safety protocols, an outbreak of COVID-19 at one or more of our facilities could nonetheless cause shutdowns of facilities and a reduction in our workforce, which could dramatically affect our ability to operate our business and our financial results.

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

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. The COVID-19 pandemic has created delays and shortages in the supply of components and raw materials. Shortages of raw materials have caused backorders, some of which we consider to be significant, and some delays in certain new product development activities, and we expect backorders and delays to continue in 2022. We also have experienced raw material cost increases as a result of the COVID-19 pandemic, which may continue. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. If our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner could be adversely affected, which would adversely affect our ability to sell our products. See also our risk factor regarding the COVID-19 pandemic above.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the three months ended March 31, 2022 our foreign entities generated 60% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) has caused some disruption to the free movement of goods, services and people between the United Kingdom and the European Union and has resulted in increased regulatory complexities.

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

As discussed further in Part 1, Item 1 of this Quarterly Report in Note 2 of the Notes to the condensed consolidated financial statements under the heading "Level 3 Fair Value Investments", we made a loan ("Loan") of 400 million Euros to Sartorius-Herbst Beteiligungen II GmbH in November 2021 that is secured by the pledge of certain trust interests which upon termination of the trust represent the right to receive Sartorius ordinary shares. Prior to a termination of the trust, the trust interests, which are provided as collateral for the Loan, are not tradable on the capital markets and may, in case of an enforcement, have to be sold with a significant discount to the value of the underlying shares.

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

In recent years, we have been faced with very challenging global economic conditions. The COVID-19 pandemic, as discussed above, is currently causing disruptions to global economic conditions. Russia’s invasion of Ukraine and sanctions against Russia also are causing disruptions to global economic conditions. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may, and currently is, also adversely affecting our suppliers, which could continue to result in interruptions in the supply of the components and raw materials necessary for our products and raw material cost increases. Additionally, the United States and other countries, such as China and India, recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding the COVID-19 pandemic and our international operations above and regarding government regulations below.

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

Economic and political pressures to increase tax revenues in various jurisdictions may make resolving tax disputes more difficult. For example, in recent years, the tax authorities in Europe have disagreed with our tax positions related to hybrid debt, research and development credits, transfer pricing and indirect taxes, among others. We regularly assess the likelihood of the outcome resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals

Changes in tax laws or rates, changes in the interpretation of tax laws or changes in the jurisdictional mix of our earnings could adversely affect our financial position and results of operations.

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

The current U.S. presidential administration has proposed plans to create domestic jobs, rebuild national infrastructure and increase American competitiveness. To fund its cost, the administration also proposed changes to the U.S. corporate income tax code, including numerous changes to the U.S. taxation of multinational companies. If any of the provisions are enacted, our effective tax rate and cash tax liability may increase, which could materially impact our financial statements.

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

We have substantial debt and have the ability to incur additional debt. As of March 31, 2022, we had approximately $1,196.7 million of outstanding long-term indebtedness, primarily consisting of the 3.300% Senior Notes due in March 2027 and the 3.700% Senior Notes due in March 2032 as further discussed in Note 5 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

Our existing credit facility, our 3.300% Senior Notes due in March 2027, our 3.700% Senior Notes due in March 2032 and agreements we may enter in the future, contain or may contain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  Existing covenants place restrictions on our ability to, among other things: incur additional debt; acquire other businesses or assets through merger or purchase; create liens; make investments; enter into transactions with affiliates; sell assets; in the case of some of our subsidiaries, guarantee debt; and declare or pay dividends, redeem stock or make other distributions to stockholders. Our existing credit facility also requires that we comply with certain financial ratios, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on our outstanding notes and repay the principal amount of our outstanding notes or may cause the future subsidiary guarantors, if any, to be unable to make payments under the guarantees.

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

We have significant manufacturing and distribution facilities, including in the western United States, France, Switzerland, Germany and Singapore. In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years, some of which may be associated with climate change. These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, electricity outages, strikes or other labor unrest at any of our sites or surrounding areas could cause disruption to our business. Acts of terrorism, bioterrorism, violence or war (such as Russia's invasion of Ukraine), or public health issues such as the outbreak of a contagious disease like COVID-19 could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East and Eastern Europe. Any of these events could adversely affect our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In November 2017, the Board of Directors authorized a new share repurchase program, granting Bio-Rad authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock (“Share Repurchase Program”). In July 2020, the Board of Directors authorized increasing the Share Repurchase Program to allow us to repurchase up to an additional $200.0 million of stock. As of March 31, 2022, $223.1 million remained under the Share Repurchase Program.
Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2022	—	$—	—	$223.1
February 1 to February 28, 2022	—	$—	—	$223.1
March 1 to March 31, 2022	—	$—	—	$223.1

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders.

Bio-Rad Laboratories, Inc. (the “Company”) held its Annual Meeting of Stockholders on April 26, 2022. The matters voted upon at the meeting and the results of those votes are set forth below.

1. Each of the nominated directors was elected and received the affirmative vote of a majority of the votes cast in the respective class of Common Stock, as follows:

	Class of
	Common Stock	Votes	Votes	Votes	Broker
	to Elect	For	Against	Abstaining	Non-Votes

Melinda Litherland	Class A	17,492,577	3,176,913	10,620	1,633,470
Arnold A. Pinkston	Class A	17,813,044	2,857,542	9,524	1,633,470
Jeffrey L. Edwards	Class B	4,985,246	277	36	39,488
Gregory K. Hinckley	Class B	4,985,155	367	37	39,488
Allison Schwartz	Class B	4,981,924	355	3,280	39,488
Norman Schwartz	Class B	4,982,665	2,884	10	39,488

2. The proposal to ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2022 was ratified and received the affirmative vote of a majority of the voting power of the holders of Class A and Class B Common Stock, as follows:

Votes	Votes	Votes	Broker
For	Against	Abstaining	Non-Votes
7,234,998	19,796	1,611	-

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	April 29, 2022	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	April 29, 2022	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer