Form 10-Q
period 2022-06-30
BIO-RAD LABORATORIES, INC.
filed 2022-07-29
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at July 22, 2022:	Class A -	24,633,863	Class B -	5,063,720

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2022

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS:	(Unaudited)
Cash and cash equivalents	$596,584	$470,783
Short-term investments	1,371,075	399,135
Restricted investments	5,560	5,560
Accounts receivable, less allowance for credit losses of $14,179 at 2022 and $15,142 at 2021	450,324	423,537
Inventories:
Raw materials	188,475	116,880
Work in process	158,799	142,742
Finished goods	309,856	312,617
Total inventories	657,130	572,239
Prepaid expenses	130,534	107,745
Other current assets	38,490	10,089
Total current assets	3,249,697	1,989,088
Property, plant and equipment	1,494,099	1,488,568
Less: accumulated depreciation and amortization	(1,022,778)	(997,616)
Property, plant and equipment, net	471,321	490,952
Operating lease right-of-use assets	185,150	204,798
Goodwill, net	347,323	347,343
Purchased intangibles, net	239,747	253,939
Other investments	8,088,002	14,387,006
Other assets	100,886	102,669
Total assets	$12,682,126	$17,775,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	June 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$158,259	$141,941
Accrued payroll and employee benefits	180,631	276,986
Current maturities of long-term debt and notes payable	466	489
Income and other taxes payable	25,908	46,299
Current operating lease liabilities	35,735	36,435
Other current liabilities	212,715	178,788
Total current liabilities	613,714	680,938
Long-term debt, net of current maturities	1,196,943	10,514
Deferred income taxes	1,613,528	3,059,080
Operating lease liabilities	158,529	175,938
Other long-term liabilities	176,815	182,191
Total liabilities	3,759,529	4,108,661

Stockholders’ equity:
Class A common stock, shares issued 25,156,984 and 25,133,530 at 2022 and 2021, respectively; shares outstanding 24,633,765 and 24,853,986 at 2022 and 2021, respectively	2	2
Class B common stock, shares issued and outstanding, 5,063,720 at 2022 and 5,078,452 at 2021	1	1
Additional paid-in capital	471,863	441,733
Class A treasury stock at cost, 523,219 and 279,544 shares at 2022 and 2021, respectively	(226,340)	(106,290)
Retained earnings	9,210,457	13,507,241
Accumulated other comprehensive income (loss)	(533,386)	(175,553)
Total stockholders’ equity	8,922,597	13,667,134
Total liabilities and stockholders’ equity	$12,682,126	$17,775,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales	$691,099	$715,931	$1,391,161	$1,442,727
Cost of goods sold	295,118	314,333	591,620	640,502
Gross profit	395,981	401,598	799,541	802,225
Selling, general and administrative expense	208,730	213,425	406,324	439,278
Research and development expense	67,034	63,391	129,577	137,303
Income from operations	120,217	124,782	263,640	225,644
Interest expense	10,720	363	14,768	761
Foreign currency exchange (gains) losses, net	897	(1,761)	(1,231)	(1,690)
(Gains) losses from change in fair market value of equity securities and loan receivable	1,338,190	(1,030,691)	5,883,307	(2,210,094)
Other (income) expense, net	(6,710)	96	(39,307)	(17,311)
Income (loss) before income taxes	(1,222,880)	1,156,775	(5,593,897)	2,453,978
Benefit from (provision for) income taxes	295,696	(242,661)	1,297,100	(562,450)
Net income (loss)	$(927,184)	$914,114	$(4,296,797)	$1,891,528

Basic earnings (loss) per share:
Net income (loss) per basic share	$(31.12)	$30.71	$(143.88)	$63.49
Weighted average common shares - basic	29,794	29,764	29,863	29,793

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$(31.12)	$30.32	$(143.88)	$62.70
Weighted average common shares - diluted	29,794	30,148	29,863	30,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss)	$(927,184)	$914,114	$(4,296,797)	$1,891,528
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(219,036)	56,084	(347,635)	(158,241)
Foreign other post-employment benefits adjustments, net of income taxes	198	741	523	2,599
Net unrealized holding loss on available-for-sale (AFS) debt investments, net of income taxes	(6,692)	(93)	(10,721)	(1,648)
Other comprehensive income (loss), net of income taxes	(225,530)	56,732	(357,833)	(157,290)
Comprehensive income (loss)	$(1,152,714)	$970,846	$(4,654,630)	$1,734,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Cash received from customers	$1,323,873	$1,456,601
Cash paid to suppliers and employees	(1,201,166)	(1,131,533)
Interest paid, net	(440)	(1,536)
Income tax payments, net	(86,155)	(77,573)
Dividend proceeds and miscellaneous receipts, net	41,707	22,293
Proceeds from (payments for) forward foreign exchange contracts, net	18,694	(18)
Net cash provided by operating activities	96,513	268,234
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(43,162)	(42,935)
Proceeds from dispositions of property, plant and equipment	108	13
Proceeds from divestiture of a division	1,360	—
Payments for purchases of marketable securities and investments	(1,478,432)	(255,277)
Proceeds from sales of marketable securities and investments	313,322	32,801
Proceeds from maturities of marketable securities and investments	153,432	116,794
Net cash used in investing activities	(1,053,372)	(148,604)
Cash flows from financing activities:
Proceeds from issuance of Notes, net of debt financing costs	1,186,220	—
Payments on long-term borrowings	(254)	(1,523)
Payments of contingent consideration	—	(561)
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	8,444	8,107
Tax payments from net share settlement	(443)	(507)
Payments for purchases of treasury stock	(125,000)	(49,998)
Net cash provided by (used in) financing activities	1,068,967	(44,482)
Effect of foreign exchange rate changes on cash	13,666	(5,102)
Net increase in cash, cash equivalents and restricted cash	125,774	70,046
Cash, cash equivalents and restricted cash at beginning of period	471,133	667,115
Cash, cash equivalents and restricted cash at end of period	$596,907	$737,161

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$596,584	$732,836
Restricted cash included in Other current assets	13	3,436
Restricted cash included in Other assets	310	889
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$596,907	$737,161

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	$3	$441,733	$(106,290)	$13,507,241	$(175,553)	$13,667,134
Net income (loss)	—	—	—	(3,369,613)	—	(3,369,613)
Other comprehensive income (loss), net of tax	—	—	—	—	(132,303)	(132,303)
Issuance of common stock	—	4,177	—	—	—	4,177
Stock compensation expense	—	13,521	—	—	—	13,521
Balance at March 31, 2022	$3	$459,431	$(106,290)	$10,137,628	$(307,856)	$10,182,916
Net income (loss)	—	—	—	(927,184)	—	(927,184)
Other comprehensive income (loss), net of tax	—	—	—	—	(225,530)	(225,530)
Issuance of common stock	—	(443)	—	—	—	(443)
Stock compensation expense	—	13,571	—	—	—	13,571
Purchase of treasury stock	—	—	(125,000)	—	—	(125,000)
Issuance of treasury stock	—	(696)	4,950	13	—	4,267
Balance at June 30, 2022	$3	$471,863	$(226,340)	$9,210,457	$(533,386)	$8,922,597

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	$3	$429,376	$(99,907)	$9,268,012	$282,456	$9,879,940
Net income	—	—	—	977,414	—	977,414
Other comprehensive income, net of tax	—	—	—	—	(214,022)	(214,022)
Issuance of common stock	—	4,052	—	—	—	4,052
Stock compensation expense	—	11,673	—	—	—	11,673
Purchase of treasury stock	—	—	(49,998)	—	—	(49,998)
Balance at March 31, 2021	$3	$445,101	$(149,905)	$10,245,426	$68,434	$10,609,059
Net income	—	—	—	914,114	—	914,114
Other comprehensive income, net of tax	—	—	—	—	56,732	56,732
Issuance of common stock	—	3,548	—	—	—	3,548
Stock compensation expense	—	11,428	—	—	—	11,428
Issuance of treasury stock	—	(379)	443	(65)	—	(1)
Balance at June 30, 2021	$3	$459,698	$(149,462)	$11,159,475	$125,166	$11,594,880

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Bio-Rad bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Such estimates include, but are not limited to, revenue recognition, the valuation of inventory, the valuation of intangible assets, the recognition and measurement of current and deferred income tax assets and fair value measurement of the Loan receivable. Actual results could differ materially from those estimates.

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
Revenue allocated to the lease elements of these reagent rental arrangements represented approximately 3% and 2% of total revenue for both the three and six months ended June 30, 2022 and June 30, 2021, respectively, and are included as part of Net sales in our condensed consolidated statements of income (loss).

Contract costs:

As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income (loss).

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
EMEA	$217.3	$229.1	$436.2	$476.7
APAC	152.7	172.1	313.5	341.0
United States	281.6	274.6	564.1	546.0
Other (primarily Canada and Latin America)	39.5	40.1	77.4	79.0
Total net sales	$691.1	$715.9	$1,391.2	$1,442.7

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 10).

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements. The deferred revenue balance at June 30, 2022 and December 31, 2021 was $79.9 million and $71.0 million, respectively. The short-term deferred revenue balance at June 30, 2022 and December 31, 2021 was $60.5 million and $50.9 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income (loss).

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Change in our warranty liability for the six months ended June 30, 2022 and 2021 were as follows (in millions):

	Six Months Ended
	June 30,
	2022	2021
Balance at beginning of period	$12.7	$9.8
Provision for warranty	5.2	5.9
Actual warranty costs	(6.1)	(5.2)
Balance at end of period	$11.8	$10.5

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

Changes in our allowance for credit losses were as follows (in millions):

	Six Months Ended
	June 30,
	2022	2021
Balance at beginning of period	$15.1	$19.8
Provision for expected credit losses	0.4	0.6
Write-offs charged against the allowance	(1.4)	(3.1)
Recoveries collected	0.1	—
Balance at end of period	$14.2	$17.3

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

Recent Accounting Pronouncements to be Adopted

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies the guidance in Topic 820, "Fair Value Measurement," and uses two examples to differentiate between (1) a restriction that is a characteristic of the security (for which the effect of the restriction is included in the equity security’s fair value because it is a security-specific characteristic) and (2) a contractual sale restriction (for which the effect of the restriction is not included in the equity security’s fair value because it is an entity-specific characteristic). In addition, the amendments clarify that an entity cannot recognize a contractual sale restriction as a separate unit of account (i.e. as a contra-asset or separate liability); and require new disclosures for all entities with equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and early adoption is permitted for both interim and annual financial statements. We are currently evaluating the effect of adopting ASU 2022-03 on our condensed consolidated financial statements and disclosures.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2022 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$56.8	$—	$56.8
Time deposits	36.3	—	—	36.3
Asset-backed securities	—	4.5	—	4.5
U.S. government sponsored agencies	—	9.0	—	9.0
Money market funds	99.5	—	—	99.5
Total cash equivalents (a)	135.8	70.3	—	206.1
Restricted investments (b)	6.9	—	—	6.9
Equity securities (c)	7,815.4	—	—	7,815.4
Loan under the fair value option (d)	—	—	286.7	286.7
Available-for-sale investments:
Corporate debt securities	—	692.2	—	692.2
U.S. government sponsored agencies	—	227.4	—	227.4
Foreign government obligations	—	10.1	—	10.1
Municipal obligations	—	27.4	—	27.4
Asset-backed securities	—	358.7	—	358.7
Total available-for-sale investments (e)	—	1,315.8	—	1,315.8
Forward foreign exchange contracts (f)	—	3.7	—	3.7
Total financial assets carried at fair value	$7,958.1	$1,389.8	$286.7	$9,634.6

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$1.2	$—	$1.2
Total financial liabilities carried at fair value	$—	$1.2	$—	$1.2

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2021 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$39.8	$—	$39.8
Time deposits	7.2	10.1	—	17.3
Asset-backed securities	—	0.1	—	0.1
Foreign government obligations	—	0.8	—	0.8
Municipals obligations	—	0.3	—	0.3
U.S. government sponsored agencies	—	33.6	—	33.6
Money market funds	50.7	—	—	50.7
Total cash equivalents (a)	57.9	84.7	—	142.6
Restricted investments (b)	6.9	—	—	6.9
Equity securities (c)	13,977.5	—	—	13,977.5
Loan under the fair value option (d)	—	—	443.1	443.1
Available-for-sale investments:
Corporate debt securities	—	182.3	—	182.3
U.S. government sponsored agencies	—	44.3	—	44.3
Foreign government obligations	—	1.0	—	1.0
Other foreign obligations	—	3.8	—	3.8
Municipal obligations	—	9.0	—	9.0
Asset-backed securities	—	87.3	—	87.3
Total available-for-sale investments (e)	—	327.7	—	327.7
Forward foreign exchange contracts (f)	—	1.7	—	1.7
Total financial assets carried at fair value	$14,042.3	$414.1	$443.1	$14,899.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$2.8	$—	$2.8
Total financial liabilities carried at fair value	$—	$2.8	$—	$2.8

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2022	December 31, 2021
Restricted investments	$5.6	$5.6
Other investments	1.3	1.3
Total	$6.9	$6.9

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2022	December 31, 2021
Short-term investments	$55.2	$71.4
Other investments	7,760.2	13,906.1
Total	$7,815.4	$13,977.5

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

Level 1 Fair Value Measurements

As of June 30, 2022, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 37% of the ordinary outstanding shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of June 30, 2022. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The changes in fair market value of our investment in Sartorius for the three months ended June 30, 2022 was $1.28 billion loss and is recorded in our condensed consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of June 30, 2022, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Fair Value
Short-term investments:
Corporate debt securities	$699.6	$—	$(7.4)	$—	$692.2
Municipal obligations	27.6	—	(0.2)	—	27.4
Asset-backed securities	$363.1	$—	$(4.4)	$—	$358.7
U.S. government sponsored agencies	229.0	—	(1.6)	—	227.4
Foreign government obligations	$10.1	$—	$—	$—	$10.1
	$1,329.4	$—	$(13.6)	$—	$1,315.8

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2022 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$471.8	$469.2
Mature in one to five years	705.3	696.9
Mature in more than five years	152.3	149.7
Total	$1,329.4	$1,315.8

Available-for-sale investments consist of the following (in millions):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$181.9	$0.5	$(0.2)	—	$182.2
Municipal obligations	9.0	—	—	—	9.0
Asset-backed securities	87.5	0.1	(0.2)	—	87.4
U.S. government sponsored agencies	44.3	—	—	—	44.3
Foreign government obligations	1.0	—	—	—	1.0
Other foreign obligations	3.8	—	—	—	3.8
Total	327.5	0.6	(0.4)	—	327.7

There were no significant unrealized losses as of June 30, 2022 and December 31, 2021 in either the less than or greater than 12 month categories.
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

At June 30, 2022, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of June 30, 2022.
Included in other current assets are $6.3 million and $2.2 million of interest receivable as of June 30, 2022 and December 31, 2021, respectively, primarily associated with securities in our available-for-sale investments portfolio. The interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the six months ended June 30, 2022, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date. The notional principal amounts provide one measure of the transaction volume outstanding as of June 30, 2022 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Refinitiv on the last business day of the quarter and the points provided by counterparties. The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange (gains) losses, net in the condensed consolidated statements of income (loss).

The following is a summary of our forward foreign exchange contracts (in millions):

June 30,
2022
Contracts maturing in July through September 2022 to sell foreign currency:
Notional value	$453.9
Unrealized gain/(loss)	$2.5
Contracts maturing in July through September 2022 to purchase foreign currency:
Notional value	$83.4
Unrealized gain/(loss)	$—

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II Gmbh ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (the “Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our condensed consolidated statements of income (loss). The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the six months ended June 30, 2022 was $129.6 million, which includes $43.7 million for the change in fair market value for the Loan and $85.9 million for the change in fair market value of the value appreciation right. The decrease in the fair market value of the value appreciation right was due to a decline in the value of the Sartorius ordinary shares. As of June 30, 2022, the €400 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2021	$443.1
Net decrease in estimated fair market value of the loan included in Gains (losses) in fair market value of equity securities and loan receivable	$(129.6)
Foreign currency exchange gains (losses), net	$(26.8)
June 30, 2022	$286.7

3.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Goodwill by segment are as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of June 30, 2022 and December 31, 2021:
Goodwill	$333.3	$349.2	$682.5
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$291.5	$55.8	$347.3

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	June 30, 2022
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.15	$106.3	$(88.7)	$17.6
Know how	3.25	164.4	(149.9)	14.5
Developed product technology	13.17	210.6	(116.4)	94.2
Licenses	6.33	58.8	(36.5)	22.3
Tradenames	7.02	6.1	(4.3)	1.8
Covenants not to compete	3.42	6.4	(3.4)	3.0
Total finite-lived intangible assets		552.6	(399.2)	153.4
In-process research and development		86.3	—	86.3
Total purchased intangible assets		$638.9	$(399.2)	$239.7

	December 31, 2021
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.27	$111.8	$(90.7)	$21.1
Know how	3.75	171.6	(154.9)	16.7
Developed product technology	13.42	215.6	(115.6)	100.0
Licenses	6.79	64.9	(40.6)	24.3
Tradenames	7.33	6.3	(4.4)	1.9
Covenants not to compete	3.78	6.5	(2.9)	3.6
Total finite-lived intangible assets		576.7	(409.1)	167.6
In-process research and development		86.3	—	86.3
Total purchased intangible assets		$663.0	$(409.1)	$253.9

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Amortization expense	$6.3	$7.2	$12.6	$14.4

4.    SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income (loss) to net cash provided by operating activities is as follows (in millions):

	Six Months Ended
	June 30, 2022	June 30, 2021
Net income (loss)	$(4,296.8)	$1,891.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64.6	66.4
Reduction in the carrying amount of right-of-use assets	20.0	19.6
Share-based compensation	27.1	23.1
Other-than-temporary impairment losses on investment	—	0.8
(Gains) losses from change in fair market value of equity securities and loan receivable	5,883.3	(2,210.1)
Gain on divestiture of a division	(1.4)	—
Payments for operating lease liabilities	(18.6)	(21.1)
(Increase) decrease in accounts receivable	(45.8)	12.9
(Increase) decrease in inventories	(102.3)	14.3
Increase in other current assets	(10.4)	(19.5)
Decrease in accounts payable and other current liabilities	(43.1)	(34.2)
Decrease in income taxes payable	(23.3)	(13.7)
Increase (decrease) in deferred income taxes	(1,362.4)	503.8
Increase in other long-term liabilities	1.5	34.1
Other	4.1	0.3
Net cash provided by operating activities	$96.5	$268.2

Non-cash investing activities:
Purchased property, plant and equipment	$5.6	$3.8
Purchased marketable securities and investments	$3.5	$1.4
Sold marketable securities and investments	$16.3	$—

5.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2022	December 31, 2021
3.3%, Senior Notes due 2027	$400.0	$—
3.7%, Senior Notes due 2032	800.0	—
Less unamortized discounts and debt issuance costs	(13.3)	—
Long-term debt less unamortized discounts and debt issuance costs	1,186.7	—
Finance leases and other debt	10.7	11.0
Less current maturities	(0.5)	(0.5)
Long-term debt	$1,196.9	$10.5

Senior Notes due 2027 and 2032

In March 2022, pursuant to an indenture we issued $400.0 million in principal amount of Senior Notes due March 2027 (the “2027 Notes”) and $800.0 million in principal amount of Senior Notes due March 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Notes”). The issuance of the 2027 Notes yielded net cash proceeds of $395.7 million at an effective rate of 3.5346% and the sale of the 2032 Notes yielded net cash proceeds of $790.5 million at an effective rate of 3.8429%. The 2027 Notes and the 2032 Notes pay a fixed rate of interest of 3.3% and 3.7% per annum, respectively. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2022 until the principal is paid or made available for payment. We have the option to redeem the Notes at any time, in whole or in part, at a redemption price calculated in accordance with the indenture, plus accrued and unpaid interest thereon to the redemption date. In the event of a change of control, the holders may require us to repurchase for cash all or a portion of their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. Our obligations under the Notes are unsecured senior obligations that rank equally in right of payment with all of our other existing and future unsecured, unsubordinated debt. The Notes include covenants that limit our ability to, among other things, (i) grant specified liens, (ii) engage in specified sale and leaseback transactions, (iii) consolidate or merge with or into other companies or (iv) sell all or substantially all of our assets. We were in compliance with these covenants as of June 30, 2022.

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2022:	$(170.5)	$(10.9)	$5.8	$(175.6)
Other comprehensive income (loss), before reclassifications	(348.2)	0.7	(14.4)	(361.9)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	0.1	0.4	0.5
Income tax effects	0.6	(0.3)	3.3	3.6
Other comprehensive income (loss), net of income taxes	(347.6)	0.5	(10.7)	(357.8)
Balances as of June 30, 2022:	$(518.1)	$(10.4)	$(4.9)	$(533.4)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2021:	$298.6	$(26.0)	$9.8	$282.4
Other comprehensive income (loss), before reclassifications	(158.4)	1.3	(2.0)	(159.1)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	1.6	(0.1)	1.5
Income tax effects	0.2	(0.3)	0.5	0.4
Other comprehensive income (loss), net of income taxes	(158.2)	2.6	(1.6)	(157.2)
Balances as of June 30, 2021:	$140.4	$(23.4)	$8.2	$125.2

The reclassification adjustments are calculated using the specific identification method.

The impact to Income (loss) before income taxes for amounts reclassified out of Accumulated other comprehensive income (loss) into Other (income) expense, net in the condensed consolidated statements of income (loss) were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of comprehensive income (loss)	2022	2021	2022	2021
Amortization of foreign other post-employment benefit items	$(0.1)	$(1.1)	$(0.1)	$(1.6)
Net holding gains on equity securities and available-for-sale investments	$(0.4)	$—	$(0.4)	$0.1

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the diluted earnings (loss) per share calculation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	29,794	29,764	29,863	29,793
Effect of potentially dilutive stock options and restricted stock awards	—	384	—	374
Diluted weighted average common shares outstanding	29,794	30,148	29,863	30,167
Anti-dilutive shares	541	23	541	23

8.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and investment (income)	$(5.5)	$(0.7)	$(37.7)	$(19.0)
Net realized (gains) losses on investments	0.4	—	0.4	(0.1)
Other-than-temporary impairment loss on investment	—	—	—	0.8
Escrow receipts on prior divestitures	(1.4)	—	(1.4)	—
Other (income) expense	(0.2)	0.8	(0.6)	1.0
Other (income) expense, net	$(6.7)	$0.1	$(39.3)	$(17.3)

9.    INCOME TAXES

Our effective income tax rate was 24.2% and 21.0% for the three months ended June 30, 2022 and 2021, respectively. Our effective income tax rate was 23.2% and 22.9% for the six months ended June 30, 2022 and 2021, respectively.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain foreign deferred tax assets will not be realized as of June 30, 2022, and have maintained a valuation allowance on such deferred tax assets.

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

Our gross unrecognized tax benefits were $75.2 million and $61.9 million as of June 30, 2022 and December 31, 2021, respectively. The increase in our gross unrecognized tax benefits is attributable to increases of uncertain tax accruals in various jurisdictions, partially offset by the release of accruals due to the lapse of statute of limitations.

As of June 30, 2022, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $5.4 million.

10.    SEGMENT INFORMATION

Information regarding operating segments for the three months ended June 30, 2022 and 2021 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2022	$322.4	$367.8	$0.9
	2021	$334.2	$380.2	$1.5

Segment net profit (loss)	2022	$50.8	$59.2	$(0.5)
	2021	$64.6	$60.1	$(0.3)

Information regarding operating segments for the six months ended June 30, 2022 and 2021 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2022	$669.5	$719.5	$2.2
	2021	$700.7	$738.8	$3.2

Segment net profit (loss)	2022	$137.7	$112.0	$(0.8)
	2021	$166.9	$58.2	$(0.2)

Segment results are presented in the same manner as we manage our business internally to make operating decisions and assess performance. Our chief operating decision maker ("CODM") views all operating expenses, interest expense and corporate overhead as directly supporting the strategies of our segments.

The following reconciles total segment profit to consolidated income (loss) before income taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total segment profit	$109.5	$124.4	$248.9	$224.9
Foreign currency exchange gains (losses), net	(0.9)	1.8	1.2	1.7
Gains (losses) from change in fair market value of equity securities and loan receivable	(1,338.2)	1,030.7	(5,883.3)	2,210.1
Other income (expense), net	6.7	(0.1)	39.3	17.3
Consolidated income (loss) before income taxes	$(1,222.9)	$1,156.8	$(5,593.9)	$2,454.0

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

12.    RESTRUCTURING COSTS

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in EMEA and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from EMEA to APAC. The restructuring plan is being implemented in phases and is expected to be substantially complete by mid-2023. The liability of $37.8 million as of June 30, 2022 consisted of $37.4 million recorded in Accrued payroll and employee benefits and $0.4 million recorded in Other long-term liabilities in the condensed consolidated balance sheets. Adjustments to expense, which were recorded to Selling, general and administrative expense and Research and development expense in the condensed consolidated statements of income (loss), were immaterial for the three and six months ended June 30, 2022. From February 2021 to June 30, 2022, total expenses were $64.4 million.

The following table summarizes the activity of our European reorganization restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2021:	$5.2	$41.9	$47.1
Adjustment to expense	(0.1)	0.1	—
Cash payments	(1.7)	(4.3)	(6.0)
Foreign currency translation gains	(0.2)	(3.1)	(3.3)
Balances as of June 30, 2022:	$3.2	$34.6	$37.8

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

The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$14.7	$11.8	$29.0	$23.5

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.2	$0.3
Interest on lease liabilities	0.2	0.2	0.4	0.4
Total finance lease cost	$0.3	$0.3	$0.6	$0.7

Sublease income	$0.7	$0.7	$1.5	$1.5

The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the three and six months ended June 30, 2022 and 2021. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the three and six months ended June 30, 2022 and 2021.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.1	$11.9	$18.6	$23.7
Operating cash flows from finance leases	$0.2	$0.1	$0.4	$0.3
Financing cash flows from finance leases	$0.1	$0.2	$0.2	$0.4

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1.6	$2.3	$7.1	$6.5
Finance leases	$—	$—	$—	$—

Supplemental balance sheet information related to leases was as follows (in millions):

	June 30, 2022	December 31, 2021

Operating Leases
Operating lease right-of-use assets	$185.2	$204.8

Current operating lease liabilities	$35.7	$36.4
Operating lease liabilities	158.5	175.9
Total operating lease liabilities	$194.2	$212.3

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities (in millions):

	June 30, 2022	December 31, 2021

Finance Leases
Property, plant and equipment, gross	$11.7	$11.8
Less: accumulated depreciation and amortization	(5.2)	(5.1)
Property, plant and equipment, net	$6.5	$6.7

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	10.2	10.5
Total finance lease liabilities	$10.7	$11.0

	June 30, 2022	December 31, 2021

Weighted Average Remaining Lease Term
Operating leases - in years	7	8
Finance leases - in years	15	15.5

Weighted Average Discount Rate
Operating leases	3.2%	3.3%
Finance leases	6.3%	6.3%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2022 (excluding the six months ended June 30, 2022)	$20.7	$1.2
2023	39.2	1.2
2024	33.0	1.1
2025	29.5	1.1
2026	23.8	1.1
Thereafter	74.5	12.4
Total lease payments	220.7	18.1
Less imputed interest	(26.5)	(7.4)
Total	$194.2	$10.7

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher turn-over.

As of June 30, 2022, operating leases that have not commenced are not material.

14.    SUBSEQUENT EVENT

In July 2022, the Board of Directors authorized increasing the amount available under our Share Repurchase Program (“Share Repurchase Program”) to allow us to repurchase up to an additional $200.0 million of stock. As of June 30, 2022, $98.1 million of stock remained available for repurchases under the current Share Repurchase Program which was authorized by the Board in July 2020 and in November 2017. Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The Share Repurchase Program has no time limit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2021 and the condensed consolidated financial statements for the three and six months ended June 30, 2022.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 41% of our year-to-date 2022 consolidated net sales are derived from the United States and approximately 59% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

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

COVID-19 and Supply Chain Impact

The full impact of the COVID-19 pandemic and supply constraints continues to be inherently uncertain at the time of this report. The COVID-19 pandemic has impacted and, we expect to some extent, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways. During the second quarter of 2022, we saw continued but moderating demand for products associated with COVID-19 testing and related research. In addition, supply chain constraints and the lockdown in China have negatively impacted sales, particularly instrument placements. We continue to experience delays and shortages in the supply of components and raw materials. These shortages have caused backorders, some of which we consider to be significant, and some delays in certain new product development activities. While we are putting significant effort into procuring required materials and we expect improvement relative to the first half of the year, we expect backorders to continue through the remainder of 2022. For more discussion relating to the impacts of the COVID-19 pandemic and supply chain constraints, please see "Item 1A. Risk Factors" to this Form 10-Q.
Results of Operations

The following table shows cost of goods sold, gross profit, components of operating expense, (gains) losses from change in fair market value of equity securities and loan receivable, and net income (loss) as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.7	43.9	42.5	44.4
Gross profit	57.3	56.1	57.5	55.6
Selling, general and administrative expense	30.2	29.8	29.2	30.4
Research and development expense	9.7	8.9	9.3	9.5
(Gains) losses from change in fair market value of equity securities and loan receivable	193.6	(144.0)	422.9	(153.2)
Net income (loss)	(134.2)	127.7	(308.9)	131.1

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and six months ended June 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three and six months ended June 30, 2022, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Three Months Ended June 30, 2022 Compared to
Three Months Ended June 30, 2021

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the second quarter of 2022 were $691.1 million compared to $715.9 million in the second quarter of 2021, a decrease of 3.5%.  COVID-related sales were approximately $33.2 million in the second quarter of 2022 compared to approximately $69.0 million reported in the second quarter of 2021. Excluding the impact of foreign currency, second quarter 2022 sales increased by approximately 0.5% compared to the same period in 2021. Currency neutral sales increased in both the Americas and EMEA, partially offset by decreased sales in Asia due to COVID lockdowns in China during the second quarter of 2022 that negatively impacted our diagnostics business. Excluding COVID-related sales, revenue increased 5.7% on a currency neutral basis from the second quarter of 2021.

The Life Science segment sales for the second quarter of 2022 were $322.4 million, a decrease of 3.5% compared to the same period last year.  On a currency neutral basis, sales increased 0.5% compared to the second quarter in 2021. The currency neutral sales growth was primarily attributed to increased sales of Process Media, Western Blotting, and Droplet Digital PCR products, despite supply chain constraints having an impact on instrument placements. The sales increases were partially offset by lower qPCR product revenue due to the decline in COVID-19 related demand. Currency neutral sales increased in both Asia Pacific and the Americas, while Europe was essentially flat.

The Clinical Diagnostics segment sales for the second quarter of 2022 were $367.8 million, a decrease of 3.3% compared to the same period last year.  On a currency neutral basis, sales increased 0.7% compared to the second quarter in 2021.  The currency neutral sales increase was primarily driven by Blood Typing, Quality Control, and Clinical Immunology products, despite supply chain constraints having an impact on instrument placements. Currency neutral sales increased in both EMEA and the Americas, partially offset by a decrease in Asia Pacific mainly due to COVID lockdowns in China during the second quarter of 2022.

Consolidated gross margins were 57.3% for the second quarter of 2022 compared to 56.1% for the second quarter of 2021.  Life Science segment gross margins for the second quarter of 2022 increased by approximately 0.1 percentage points, essentially flat compared to the same period last year. Clinical Diagnostics segment gross margins for the second quarter of 2022 increased by approximately 2.3 percentage points from the same period last year. The increase in gross margins was primarily driven by a strong US dollar, favorable product mix, and continued operational efficiencies, partially offset by the continued increase in logistics costs.

Selling, general and administrative expenses (SG&A) decreased to $208.7 million or 30.2% of sales for the second quarter of 2022 compared to $213.4 million or 29.8% of sales for the second quarter of 2021.  The decrease to SG&A was primarily driven by lower employee related expenses, partially offset by higher discretionary spending. The second quarter 2022 also benefitted from the impact of a stronger dollar.

Research and development (R&D) expenses increased to $67.0 million or 9.7% of sales in the second quarter of 2022 compared to $63.4 million or 8.9% of sales in the second quarter of 2021.  Life Science segment R&D expense increased in the second quarter of 2022 compared to the prior year period, primarily from increased personnel costs from the Dropworks, Inc. acquisition in October of 2021, and increased investment in outside services to complete strategic projects in key investment areas. Clinical Diagnostics segment R&D expense increased in the second quarter of 2022 from the prior year period driven by continued investment in research and product development projects.

Results of Operations – Non-operating

Interest expense for the second quarter of 2022 and 2021 was $10.7 million and $0.4 million, respectively, an increase of $10.3 million compared to the prior year period. The increase was primarily due to the sale in March 2022 of the $1.2 billion Senior Notes (see Note 5, "Long-term Debt" in the condensed consolidated financial statements).

Foreign currency exchange (gains) and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net were $0.9 million for the second quarter of 2022 compared to foreign currency exchange gains, net of $1.8 million for the second quarter of 2021. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable was a loss of $1.34 billion and a gain of $1.03 billion for the second quarter of 2022 and 2021, respectively. The change in the fair market value primarily resulted from the recognition of holding losses of $1.28 billion in the second quarter of 2022 compared to holding gains of $1.02 billion in the second quarter of 2021 on our position in Sartorius AG. In addition, there were decreases of $29.0 million for the change in fair market value of the Loan and $10.7 million for the change in fair market value for the value appreciation right that were entered into with SHB during the fourth quarter of 2021.

Other (income) expense, net for the second quarter of 2022 was income, net of $6.7 million compared to expense, net of $0.1 million for the second quarter of 2021. The difference of income, net of $6.8 million was primarily attributable to an increase in our investments as a result of cash invested from the $1.2 billion Senior Note issued in March 2022.

Our effective income tax rate was 24.2% and 21.0% for the second quarter of 2022 and 2021, respectively. The effective tax rate reported in the second quarter of 2022 was primarily affected by an unrealized loss in equity securities and the tax rate reported in the second quarter of 2021 was primarily affected by an unrealized gain in equity securities. The difference in the rate is primarily driven by geographical mix of earnings.

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

As of June 30, 2022, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $5.4 million.

Six Months Ended June 30, 2022 Compared to
Six Months Ended June 30, 2021

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the first half of 2022 were $1.39 billion compared to $1.44 billion in the first half of 2021, a decrease of 3.6%.  COVID-related sales were approximately $78.5 million in the first half of 2022 compared to approximately $163.0 million reported in the first half of 2021. On a currency neutral basis, the first half of 2022 sales decreased by approximately 0.1% compared to the same period in 2021. Currency neutral sales decreased in both APAC and EMEA, partially offset by increased sales in the Americas. Excluding COVID-related sales, sales increased 6.0% on a currency neutral basis from the first half of 2021.

The Life Science segment sales for the first half of 2022 were $669.5 million, a decrease of 4.4% compared to the same period last year.  On a currency neutral basis, sales decreased 1.1% compared to the first half of 2021. The currency neutral sales decline was primarily attributed to lower qPCR product sales due to the decline in COVID-19 related demand and the impact of supply chain constraints on instrument placements, partially offset by strong growth of Process Media, Western Blotting, and Droplet Digital PCR products. The currency neutral sales decrease was mainly in EMEA, while the Americas and Asia Pacific saw currency neutral growth.

The Clinical Diagnostics segment sales for the first half of 2022 were $719.5 million, a decrease of 2.6% compared to the same period last year.  On a currency neutral basis, sales increased 0.9% compared to the first half of 2021. The currency neutral sales increase was primarily driven by growth in Blood Typing, Clinical Immunology, and Quality Controls products, especially in EMEA and the Americas, despite supply chain constraints having an impact on instrument placements. The increase in currency neutral sales was partially offset by a decrease in sales due to the COVID lockdowns in China during the second quarter of 2022.
Consolidated gross margins were 57.5% for the first half of 2022 compared to 55.6% for the first half of 2021.  Life Science segment gross margins for the first half of 2022 decreased by approximately 0.4 percentage points from the same period last year. The decrease in gross margins was primarily driven by higher logistics costs. Clinical Diagnostics segment gross margins for the first half of 2022 increased by approximately 4.1 percentage points from the same period last year. The increase in gross margins was primarily driven by a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021.

Selling, general and administrative expenses (SG&A) decreased to $406.3 million or 29.2% of sales for the first half of 2022 compared to $439.3 million or 30.4% of sales for the first half of 2021.  The decrease to SG&A was primarily driven by a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021.

Research and development (R&D) expenses decreased to $129.6 million or 9.3% of sales in the first half of 2022 compared to $137.3 million or 9.5% of sales in the first half of 2021.  Life Science segment R&D expense increased in the first half of 2022 compared to the prior year period, primarily from increased personnel costs from the Dropworks, Inc. acquisition in October of 2021, and increased investment in outside services to complete strategic projects in key investment areas. Clinical Diagnostics segment R&D expense decreased in the first half of 2022 from the prior year period, primarily due to a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021, partially offset by continued investment in research and product development projects.

Results of Operations – Non-operating

Interest expense for the first half of 2022 and 2021 was $14.8 million and $0.8 million, respectively, an increase of $14.0 million compared to the prior year period. The increase was primarily due to the sale in March 2022 of the $1.2 billion Senior Notes.

Foreign currency exchange (gains) and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange gains, net were $1.2 million for the first half of 2022 compared to higher net gains of $1.7 million for the first half of 2021. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable was a loss of $5.88 billion and a gain of $2.21 billion for the first half of 2022 and 2021, respectively. The change in the fair market value primarily resulted from the recognition of holding losses of 5.73 billion in the first half of 2022 compared to holding gains of $2.19 billion in the first half of 2021 on our position in Sartorius AG. In addition, there were decreases of $43.7 million for the change in fair market value for the Loan and $85.9 million for the change in fair market value for the value appreciation right that were entered into with SHB during the fourth quarter of 2021.

Other income, net for the first half of 2022 was $39.3 million compared to $17.3 million for the first half of 2021. The difference of income of $22.0 million was primarily due to $12.6 million increase in the Sartorius AG dividends declared in the first quarter of 2022 compared to the first quarter of 2021 and an increase in our investment income primarily attributable to an increase in our investments as a result of cash invested from the $1.2 billion Senior Notes issued in March 2022.

Our effective income tax rate was 23.2% and 22.9% for the first half of 2022 and 2021, respectively. The effective tax rate reported in the first half of 2022 was primarily affected by an unrealized loss in equity securities and the tax rate reported in the first half of 2021 was primarily affected by an unrealized gain in equity securities. The difference in the rate is primarily driven by geographical mix of earnings.
Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement, as amended) that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the Credit Agreement, as amended, are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement, as amended, as of June 30, 2022, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. In March 2022, we sold $400 million aggregate principal amount of 3.3% Senior Notes due 2027, and $800 million aggregate principal amount of 3.7% Senior Notes due 2032. The sales yielded net cash proceeds after deducting the underwriting discount and estimated offering expenses payable by it, of $1.186 billion. Interest will be payable semiannually in arrears on May 15 and September 15 of each year, beginning on September 15, 2022. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

At June 30, 2022, we had available $1.97 billion in cash, cash equivalents and short-term investments, of which approximately 12% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs.

Cash Flows from Operations

Net cash provided by operations was $96.5 million compared to cash provided by operations of $268.2 million for the six months ended June 30, 2022 and 2021, respectively.  The decrease in operating cash flows was primarily due to lower cash received from customers, and higher cash paid to suppliers and to employees in the first half of 2022. These decreases were partially offset by higher proceeds from foreign exchange contracts and higher dividends in the first half of 2022.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of cash used for purchases of marketable securities and investments.

Net cash used in investing activities was $1,053.4 million and $148.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily attributable to the purchase of marketable securities and investments utilizing the cash proceeds from the sale of the senior notes as described below.
Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash from the issuance of senior notes.

Net cash provided by financing activities was $1,069.0 million compared to cash used for financing activities of $44.5 million for the six months ended June 30, 2022, and 2021, respectively. This increase was primarily attributable to the sale in March 2022 of $400 million aggregate principal amount of 3.3% Senior Notes due 2027, and $800 million aggregate principal amount of 3.7% Senior Notes due 2032, which yielded net cash proceeds after deducting the underwriting discount and estimated offering expenses payable by it, of $1.186.2 billion as of June 30, 2022. The increase was partially offset by a higher repurchase of our common stock by $75.0 million in 2022 than in 2021 as described below.

Treasury Shares

During the second quarter of 2022, 11,609 shares of Class A treasury stock with an aggregate total cost of $4.95 million were reissued to fulfill grants to employees under our restricted stock program and our Employee Stock Purchase Program. Upon reissuing the Class A treasury stock, a loss of $13 thousand was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings, while $0.7 million reduced Additional paid-in-capital.

During the second quarter of 2022, we repurchased 255,284 shares of Class A common stock for $125.0 million under our Share Repurchase Program. We designated these repurchased shares as treasury stock. As of June 30, 2022, $98.1 million remained available for repurchases under the Share Repurchase Program. In July 2022, the Board of Directors authorized increasing the amount available under the Share Repurchase Program to allow the Company to repurchase up to an additional $200.0 million of stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2022, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we expect that vaccinations and boosters for COVID-19 will continue to improve conditions, the COVID-19 pandemic has had and if conditions deteriorate again, could continue to have an adverse effect on the United States and global economies, as well as on aspects of our operations and those of third parties on whom we rely. The COVID-19 pandemic has impacted and, we expect, to some extent, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways.

Although we have experienced increased demand for certain of our products being used in fighting the COVID-19 pandemic, we previously experienced some decreases in product demand in certain of our other businesses. Many of our customers reduced or modified operations to various extents, resulting in labs, universities and other customers' facilities being opened at reduced capacity, hospital visits declined as people delayed elective surgeries and avoided non-essential trips to the hospital, and routine diagnostic testing slowed. If conditions related to the pandemic were to deteriorate, we expect that parts of our business could again suffer negative impacts from the pandemic. For example, lockdowns and other COVID-19 related restrictions implemented by China starting in late March 2022 had a negative impact on our business in China for the second quarter of 2022 and we expect that if any similar lockdowns and restrictions in China are implemented in the future our business in China could be negatively impacted in future quarters. We expect that improvement in the COVID-19 pandemic conditions will continue to result in a decrease in demand for our products being used in fighting the COVID-19 pandemic which could have a negative impact on our financial results if the negative impact is not offset by the recovery of other parts of our businesses as a result of improved conditions related to the pandemic.

On the supply side, we are experiencing increased challenges with the supply of raw materials and components used in the production of our products, with some suppliers operating at reduced or modified capacity and otherwise unable to meet our demand for raw materials and inputs to manufacture our products. There are currently industry wide supply shortages of plastic materials, raw material resins, and certain electronic components as well. Shortages of raw materials have caused backorders, some of which we consider to be significant, and some delays in certain new product development activities, and we expect backorders to continue through the remainder of 2022. In addition, we continue to experience transportation challenges in moving goods across regions, including reduced freight availability as some airlines have scaled back flight operations, increased freight surcharges due to reduced freight capacity, and ocean freight capacity has been constrained by delays at ports on the West Coast of the U.S. and globally. Some countries continue to impose travel restrictions and may continue to impose measures that restrict the movement of our goods. We have experienced raw material cost increases as a result of the COVID-19 pandemic, which may continue. The invocation by the U.S. federal government of the Defense Production Act of 1950 with respect to our manufacturing operations, or the enforcement of comparable laws by other governmental entities, could disrupt our manufacturing and distribution operations.

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

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. The COVID-19 pandemic has created delays and shortages in the supply of components and raw materials. Shortages of raw materials have caused backorders, some of which we consider to be significant, and some delays in certain new product development activities, and we expect backorders to continue through the remainder of 2022. We also have experienced raw material cost increases as a result of the COVID-19 pandemic, which may continue. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. If our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner could be adversely affected, which would adversely affect our ability to sell our products. See also our risk factor regarding the COVID-19 pandemic above.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the six months ended June 30, 2022 our foreign entities generated 59% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) has caused some disruption to the free movement of goods, services and people between the United Kingdom and the European Union and has resulted in increased regulatory complexities.

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

We have experienced and expect to continue to experience attempts by computer programmers and hackers to attack and penetrate our layered security controls, like the December 2019 Cyberattack that was previously discussed in Item 7 of our Annual Report for the period ended December 31, 2019. Through our sales and eCommerce channels, we collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on our web site. We also acquire and retain information about suppliers and employees in the normal course of business. Such information on our systems includes personally identifiable information and, in limited instances, protected health information. We also create and maintain proprietary information that is critical to our business, such as our product designs and manufacturing processes. Despite recent initiatives to improve our technology systems, such as our enterprise resource planning implementation and the centralization of our global information technology organization, we could experience a significant data security breach. The Company is also subject to phishing and other fraud schemes including fraudulent vendor communications with requests for payments and fraudulent attempts to redirect payments to improper bank accounts. While the Company has adopted training and process changes to limit the success of such fraudulent activity, the Company may be unable to stop all such fraudulent activity which may lead to unrecoverable payments to criminal accounts. Increased use of remote work arrangements and rapidly evolving work scenarios in response to the COVID-19 pandemic expose us to additional risk of cyberattack and disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may not be able to anticipate all of these techniques or to implement adequate preventive measures. Computer hackers have attempted to penetrate and will likely continue to attempt to penetrate our and our vendors’ information systems and, if successful, could misappropriate confidential customer, supplier, employee or other business information, such as our intellectual property. Third parties could also gain control of our systems and use them for criminal purposes while appearing to be us. As a result, we could lose existing customers, have difficulty attracting new customers, be exposed to claims from customers and suppliers, financial institutions, payment card associations, employees and other persons, have regulatory sanctions or penalties imposed, incur additional expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Our operations and ability to process sales orders, particularly through our eCommerce channels, could also be disrupted, as they were in the December 2019 Cyberattack. Any significant breakdown, intrusion, interruption, corruption, or destruction of our systems, as well as any data breaches, could have a material adverse effect on our business and results of operations. See also our risk factors regarding our information technology systems and our enterprise resource planning system (ERP) implementation below.

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

In recent years, we have been faced with very challenging global economic conditions. The COVID-19 pandemic, as discussed above, is currently causing disruptions to global economic conditions. Russia’s invasion of Ukraine and sanctions against Russia also are causing disruptions to global economic conditions and limitations to our business in Russia. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions may, and currently is, also adversely affecting our suppliers, which could continue to result in interruptions in the supply of the components and raw materials necessary for our products and raw material cost increases. Additionally, the United States and other countries, such as China and India, recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding the COVID-19 pandemic and our international operations above and regarding government regulations below.

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

The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our products or impact our ability to modify our currently approved or cleared products on a timely basis. Any delay in, or failure to receive or maintain, clearance or approval for our products or changes in regulation could prevent us from generating revenue from these products and adversely affect our business operations and financial results. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our products and dissuade our customers from using our products.

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

We have substantial debt and have the ability to incur additional debt. As of June 30, 2022, we had approximately $1,196.9 million of outstanding long-term indebtedness, primarily consisting of the 3.300% Senior Notes due in March 2027 and the 3.700% Senior Notes due in March 2032 as further discussed in Note 5 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2022, $98.1 million of stock remained available for repurchases under the Company's current Share Repurchase Program, which was authorized by the Board of Directors in July 2020 and in November 2017. In July 2022, the Board of Directors authorized increasing the amount available under the Company's Share Repurchase Program to allow the Company to repurchase up to an additional $200.0 million of stock. Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
April 1 to April 30, 2022	—	$—	—	$223.1
May 1 to May 31, 2022	255,284 Class A	$489.65	255,284 Class A	$98.1
June 1 to June 30, 2022	—	$—	—	$98.1

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	July 29, 2022	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	July 29, 2022	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer