Form 10-Q
period 2022-09-30
BIO-RAD LABORATORIES, INC.
filed 2022-10-28
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at October 21, 2022:	Class A -	24,749,308	Class B -	5,074,822

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2022

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS:	(Unaudited)
Cash and cash equivalents	$517,943	$470,783
Short-term investments	1,332,180	399,135
Restricted investments	5,560	5,560
Accounts receivable, less allowance for credit losses of $14,119 at 2022 and $15,142 at 2021	432,302	423,537
Inventory	685,850	572,239
Prepaid expenses	147,198	107,745
Other current assets	19,122	10,089
Total current assets	3,140,155	1,989,088
Property, plant and equipment	1,481,658	1,488,568
Less: accumulated depreciation and amortization	(1,020,546)	(997,616)
Property, plant and equipment, net	461,112	490,952
Operating lease right-of-use assets	171,587	204,798
Goodwill, net	399,589	347,343
Purchased intangibles, net	325,076	253,939
Other investments	7,459,169	14,387,006
Other assets	101,774	102,669
Total assets	$12,058,462	$17,775,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	September 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$142,746	$141,941
Accrued payroll and employee benefits	192,460	276,986
Current maturities of long-term debt and notes payable	448	489
Income and other taxes payable	29,274	46,299
Current operating lease liabilities	34,043	36,435
Other current liabilities	171,706	178,788
Total current liabilities	570,677	680,938
Long-term debt, net of current maturities	1,197,272	10,514
Deferred income taxes	1,484,606	3,059,080
Operating lease liabilities	147,211	175,938
Other long-term liabilities	205,091	182,191
Total liabilities	3,604,857	4,108,661

Stockholders’ equity:
Class A common stock, shares issued 25,161,383 and 25,133,530 at 2022 and 2021, respectively; shares outstanding 24,749,308 and 24,853,986 at 2022 and 2021, respectively	2	2
Class B common stock, shares issued and outstanding, 5,074,822 at 2022 and 5,078,452 at 2021	1	1
Additional paid-in capital	430,547	441,733
Class A treasury stock at cost, 412,075 and 279,544 shares at 2022 and 2021, respectively	(178,261)	(106,290)
Retained earnings	9,046,530	13,507,241
Accumulated other comprehensive income (loss)	(845,214)	(175,553)
Total stockholders’ equity	8,453,605	13,667,134
Total liabilities and stockholders’ equity	$12,058,462	$17,775,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net sales	$680,800	$747,049	$2,071,961	$2,189,776
Cost of goods sold	307,008	309,614	898,628	950,116
Gross profit	373,792	437,435	1,173,333	1,239,660
Selling, general and administrative expense	211,047	216,150	617,371	655,428
Research and development expense	69,949	64,481	199,526	201,784
Income from operations	92,796	156,804	356,436	382,448
Interest expense	11,663	426	26,431	1,187
Foreign currency exchange losses, net	4,364	2,232	3,133	542
(Gains) losses from change in fair market value of equity securities and loan receivable	288,999	(4,868,659)	6,172,306	(7,078,753)
Other (income) expense, net	(3,062)	579	(42,369)	(16,732)
Income (loss) before income taxes	(209,168)	5,022,226	(5,803,065)	7,476,204
Benefit from (provision for) income taxes	44,936	(1,094,193)	1,342,036	(1,656,643)
Net income (loss)	$(164,232)	$3,928,033	$(4,461,029)	$5,819,561

Basic earnings (loss) per share:
Net income (loss) per basic share	$(5.52)	$131.75	$(149.60)	$195.29
Weighted average common shares - basic	29,733	29,814	29,819	29,800

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$(5.52)	$129.96	$(149.60)	$192.76
Weighted average common shares - diluted	29,733	30,224	29,819	30,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$(164,232)	$3,928,033	$(4,461,029)	$5,819,561
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(305,666)	(188,859)	(653,301)	(347,100)
Foreign other post-employment benefits adjustments, net of income taxes	481	1,162	1,004	3,761
Net unrealized holding loss on available-for-sale debt investments, net of income taxes	(6,643)	(510)	(17,364)	(2,158)
Other comprehensive loss, net of income taxes	(311,828)	(188,207)	(669,661)	(345,497)
Comprehensive income (loss)	$(476,060)	$3,739,826	$(5,130,690)	$5,474,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Cash received from customers	$1,981,952	$2,177,199
Cash paid to suppliers and employees	(1,811,250)	(1,597,938)
Interest paid, net	(23,974)	(1,848)
Income tax payments, net	(137,863)	(103,902)
Dividend proceeds and miscellaneous receipts, net	51,146	24,219
Proceeds from forward foreign exchange contracts, net	44,016	867
Net cash provided by operating activities	104,027	498,597
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(67,224)	(77,563)
Proceeds from dispositions of property, plant and equipment	114	52
Proceeds from divestiture of a division	1,360	—
Payments for acquisitions, net of cash received	(100,746)	—
Payments for purchases of marketable securities and investments	(1,807,148)	(460,061)
Proceeds from sales of marketable securities and investments	542,639	55,487
Proceeds from maturities of marketable securities and investments	292,727	252,131
Net cash used in investing activities	(1,138,278)	(229,954)
Cash flows from financing activities:
Proceeds from issuance of Notes, net of debt financing costs	1,186,220	—
Payments on long-term borrowings	(367)	(1,645)
Payments of contingent consideration	—	(561)
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	13,218	14,460
Tax payments from net share settlement	(13,876)	(22,320)
Payments for purchases of treasury stock	(125,000)	(49,998)
Net cash provided by (used in) financing activities	1,060,195	(60,064)
Effect of foreign exchange rate changes on cash	21,167	(11,174)
Net increase in cash, cash equivalents and restricted cash	47,111	197,405
Cash, cash equivalents and restricted cash at beginning of period	471,133	667,115
Cash, cash equivalents and restricted cash at end of period	$518,244	$864,520

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$517,943	$859,902
Restricted cash included in Other current assets	12	3,772
Restricted cash included in Other assets	289	846
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$518,244	$864,520

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	$3	$441,733	$(106,290)	$13,507,241	$(175,553)	$13,667,134
Net loss	—	—	—	(3,369,613)	—	(3,369,613)
Other comprehensive loss, net of tax	—	—	—	—	(132,303)	(132,303)
Issuance of common stock	—	4,177	—	—	—	4,177
Stock compensation expense	—	13,521	—	—	—	13,521
Balance at March 31, 2022	$3	$459,431	$(106,290)	$10,137,628	$(307,856)	$10,182,916
Net loss	—	—	—	(927,184)	—	(927,184)
Other comprehensive loss, net of tax	—	—	—	—	(225,530)	(225,530)
Issuance of common stock	—	(443)	—	—	—	(443)
Stock compensation expense	—	13,571	—	—	—	13,571
Purchase of treasury stock	—	—	(125,000)	—	—	(125,000)
Issuance of treasury stock	—	(696)	4,950	13	—	4,267
Balance at June 30, 2022	$3	$471,863	$(226,340)	$9,210,457	$(533,386)	$8,922,597
Net loss	—	—	—	(164,232)	—	(164,232)
Other comprehensive loss, net of tax	—	—	—	—	(311,828)	(311,828)
Issuance of common stock	—	(7,550)			—	(7,550)
Stock compensation expense	—	15,735	—	—	—	15,735
Issuance of treasury stock	—	(49,501)	48,079	305	—	(1,117)
Balance at September 30, 2022	$3	$430,547	$(178,261)	$9,046,530	$(845,214)	$8,453,605

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(continued)
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	$3	$429,376	$(99,907)	$9,268,012	$282,456	$9,879,940
Net income	—	—	—	977,414	—	977,414
Other comprehensive loss, net of tax	—	—	—	—	(214,022)	(214,022)
Issuance of common stock	—	4,052	—	—	—	4,052
Stock compensation expense	—	11,673	—	—	—	11,673
Purchase of treasury stock	—	—	(49,998)	—	—	(49,998)
Balance at March 31, 2021	$3	$445,101	$(149,905)	$10,245,426	$68,434	$10,609,059
Net income	—	—	—	914,114	—	914,114
Other comprehensive income, net of tax	—	—	—	—	56,732	56,732
Issuance of common stock	—	3,548	—	—	—	3,548
Stock compensation expense	—	11,428	—	—	—	11,428
Issuance of treasury stock	—	(379)	443	(65)	—	(1)
Balance at June 30, 2021	$3	$459,698	$(149,462)	$11,159,475	$125,166	$11,594,880
Net income	—	—	—	3,928,033	—	3,928,033
Other comprehensive loss, net of tax	—	—	—	—	(188,207)	(188,207)
Issuance of common stock	—	(15,460)	—	—	—	(15,460)
Stock compensation expense	—	13,141	—	—	—	13,141
Issuance of treasury stock	—	(36,176)	42,821	(6,654)	—	(9)
Balance at September 30, 2021	$3	$421,203	$(106,641)	$15,080,854	$(63,041)	$15,332,378

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
Revenue allocated to the lease elements of these reagent rental arrangements represented approximately 3% and 2% of total revenue for both the three and nine months ended September 30, 2022 and September 30, 2021, respectively, and are included as part of Net sales in our condensed consolidated statements of income (loss).

Contract costs:

As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income (loss).

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$284.1	$315.4	$848.2	$861.4
EMEA	200.1	221.5	636.3	698.2
APAC	156.8	171.2	470.3	512.2
Other (primarily Canada and Latin America)	39.8	38.9	117.2	118.0
Total net sales	$680.8	$747.0	$2,072.0	$2,189.8

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 12).

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements. The deferred revenue balance at September 30, 2022 and December 31, 2021 was $76.6 million and $71.0 million, respectively. The short-term deferred revenue balance at September 30, 2022 and December 31, 2021 was $58.0 million and $50.9 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income (loss).

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Change in our warranty liability for the nine months ended September 30, 2022 and 2021 were as follows (in millions):

	Nine Months Ended
	September 30,
	2022	2021
Balance at beginning of period	$12.7	$9.8
Provision for warranty	6.7	8.7
Actual warranty costs	(8.8)	(8.3)
Balance at end of period	$10.6	$10.2

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

Changes in our allowance for credit losses were as follows (in millions):

	Nine Months Ended
	September 30,
	2022	2021
Balance at beginning of period	$15.1	$19.8
Provision for expected credit losses	1.2	0.6
Write-offs charged against the allowance	(2.3)	(5.6)
Recoveries collected	0.1	0.2
Balance at end of period	$14.1	$15.0

Reclassification of Prior Period Amounts

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Raw Materials, Work in process and Finished goods have been combined into Total Inventory on the condensed consolidated balance sheet. This change had no impact on Total Inventory.

Refer to Note 5 for the components of Total Inventory at September 30, 2022 and December 31, 2021.

Immaterial Revision of Prior Period Financial Statements

During the three months ending September 30, 2022, we identified a misclassification of certain inventory between Work in process and Finished goods and revised the previously reported components of inventory balances. We evaluated the misclassification and concluded that it was not material to the previously issued annual or interim consolidated financial statements. This immaterial revision did not impact the previously reported balances of Total Inventory or current and total assets or the previously reported balances in the consolidated statements of net income (loss), comprehensive income (loss), cash flows or changes in stockholders’ equity.

A summary of the impact of the revision to the previously reported balances are presented in the table below for comparative purposes (in millions):

	December 31, 2021
	As reported	Adjustment	As revised
Raw materials	$116.9	$—	$116.9
Work in process	142.7	55.3	198.0
Finished goods	312.6	(55.3)	257.3
Total Inventory	$572.2	$—	$572.2

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

In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this approach, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. ASU 2021-08 is applied to business combinations occurring on or after January 1, 2023. We early adopted ASU 2021-08 on January 1, 2022, which did not have a material impact on our condensed consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies the guidance in Topic 820, "Fair Value Measurement," and uses two examples to differentiate between (1) a restriction that is a characteristic of the security (for which the effect of the restriction is included in the equity security’s fair value because it is a security-specific characteristic) and (2) a contractual sale restriction (for which the effect of the restriction is not included in the equity security’s fair value because it is an entity-specific characteristic). In addition, the amendments clarify that an entity cannot recognize a contractual sale restriction as a separate unit of account (i.e. as a contra-asset or separate liability); and require new disclosures for all entities with equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and early adoption is permitted for both interim and annual financial statements. We early adopted ASU 2022-03 during the third quarter of 2022, which did not have a material impact on our condensed consolidated financial statements.

2.ACQUISITIONS AND DIVESTITURES

ACQUISITIONS

Curiosity Diagnostics Acquisition:

On August 3, 2022 (the "Acquisition Date"), we acquired all equity interests of Curiosity Diagnostics, sp.z o.o. ("Curiosity") for a total consideration of $137.1 million, including the estimated fair value of contingent consideration. The contingent consideration of up to $70.0 million is payable upon achievement of certain technological development and sales-related milestones.

Curiosity Diagnostics, a late-stage, pre-commercial platform company, is in the process of developing a sample-to-answer, rapid diagnostics PCR system for the molecular diagnostics market. The strategic rationale for the transaction was to facilitate our entry into the molecular disease testing market with a differentiated platform. We believe this acquisition will complement our Clinical Diagnostics product offerings. The acquisition was included in our Clinical Diagnostics segment's results of operations from the Acquisition Date. The amount of acquisition-related costs was not material.

The acquisition of Curiosity was accounted for as a business combination.

The preliminary fair value of consideration transferred for the Curiosity acquisition consists of the following (in millions):

Purchase price (cash)	$101.0
Fair value of contingent consideration (earn-out)	36.1
Fair value of total consideration transferred	$137.1

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Acquisition Date (in millions):

Preliminary Fair Value
In-process research and development	$99.0
Deferred tax liabilities	(18.8)
Other identifiable assets acquired, net	1.0
Net identifiable assets acquired	81.2
Goodwill	55.9
Net assets acquired	$137.1

Goodwill related to the acquisition is primarily attributable to opportunities to further develop and enhance the rapid diagnostics PCR systems and combining the operations and technologies of Bio-Rad and Curiosity, and is not deductible for tax purposes. In-process research and development (IPR&D) is accounted for as an indefinite-lived asset. Once the project is completed, the carrying value of the IPR&D will be amortized over the estimated useful life of the asset. IPR&D is assessed for impairment on an annual basis until the project is completed.

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

We included Curiosity's estimated fair value of assets acquired and liabilities assumed in our condensed consolidated balance sheets beginning on the Acquisition Date. The results of operations for Curiosity subsequent to the Acquisition Date have been included in, but are immaterial to, our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2022. Pro forma results of operations for the Curiosity acquisition have not been presented because they are not material to the condensed consolidated statements of income (loss).

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2022 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$24.7	$—	$24.7
Time deposits	18.2	—	—	18.2
Asset-backed securities	—	4.5	—	4.5
U.S. government sponsored agencies	—	19.5	—	19.5
Money market funds	61.3	—	—	61.3
Total cash equivalents (a)	79.5	48.7	—	128.2
Restricted investments (b)	6.8	—	—	6.8
Equity securities (c)	7,224.6	—	—	7,224.6
Loan under the fair value option (d)	—	—	247.7	247.7
Available-for-sale investments:
Corporate debt securities	—	665.1	—	665.1
U.S. government sponsored agencies	—	224.5	—	224.5
Foreign government obligations	—	14.1	—	14.1
Municipal obligations	—	36.2	—	36.2
Asset-backed securities	—	340.3	—	340.3
Total available-for-sale investments (e)	—	1,280.2	—	1,280.2
Forward foreign exchange contracts (f)	—	3.5	—	3.5
Total financial assets carried at fair value	$7,310.9	$1,332.4	$247.7	$8,891.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$7.5	$—	$7.5
Contingent consideration (h)	—	—	36.1	36.1
Total financial liabilities carried at fair value	$—	$7.5	$36.1	$43.6

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2021 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$39.8	$—	$39.8
Time deposits	7.2	10.1	—	17.3
Asset-backed securities	—	0.1	—	0.1
Foreign government obligations	—	0.8	—	0.8
Municipals obligations	—	0.3	—	0.3
U.S. government sponsored agencies	—	33.6	—	33.6
Money market funds	50.7	—	—	50.7
Total cash equivalents (a)	57.9	84.7	—	142.6
Restricted investments (b)	6.9	—	—	6.9
Equity securities (c)	13,977.5	—	—	13,977.5
Loan under the fair value option (d)	—	—	443.1	443.1
Available-for-sale investments:
Corporate debt securities	—	182.3	—	182.3
U.S. government sponsored agencies	—	44.3	—	44.3
Foreign government obligations	—	1.0	—	1.0
Other foreign obligations	—	3.8	—	3.8
Municipal obligations	—	9.0	—	9.0
Asset-backed securities	—	87.3	—	87.3
Total available-for-sale investments (e)	—	327.7	—	327.7
Forward foreign exchange contracts (f)	—	1.7	—	1.7
Total financial assets carried at fair value	$14,042.3	$414.1	$443.1	$14,899.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$2.8	$—	$2.8
Total financial liabilities carried at fair value	$—	$2.8	$—	$2.8

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2022	December 31, 2021
Restricted investments	$5.6	$5.6
Other investments	1.2	1.3
Total	$6.8	$6.9

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2022	December 31, 2021
Short-term investments	$52.0	$71.4
Other investments	7,172.6	13,906.1
Total	$7,224.6	$13,977.5

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

(h) Contingent considerations in a liability position are included in Other long-term liabilities in the condensed consolidated balance sheets.

Level 1 Fair Value Measurements

As of September 30, 2022, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 37% of the ordinary outstanding shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of September 30, 2022. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The changes in fair market value of our investment in Sartorius for the three and nine months ended September 30, 2022 was a $0.27 billion loss and a $6.00 billion loss, respectively, which is recorded in our condensed consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of September 30, 2022, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Fair Value
Short-term investments:
Corporate debt securities	$677.6	$—	$(12.5)	$—	$665.1
Municipal obligations	36.6	—	(0.4)	—	36.2
Asset-backed securities	$346.1	$0.1	$(5.9)	$—	$340.3
U.S. government sponsored agencies	227.8	—	(3.3)	—	224.5
Foreign government obligations	$14.3	$—	$(0.2)	$—	$14.1
	$1,302.4	$0.1	$(22.3)	$—	$1,280.2

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2022 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$341.6	$338.9
Mature in one to five years	802.5	786.4
Mature in more than five years	158.3	154.9
Total	$1,302.4	$1,280.2

Available-for-sale investments consist of the following (in millions):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$181.9	$0.5	$(0.2)	—	$182.2
Municipal obligations	9.0	—	—	—	9.0
Asset-backed securities	87.5	0.1	(0.2)	—	87.4
U.S. government sponsored agencies	44.3	—	—	—	44.3
Foreign government obligations	1.0	—	—	—	1.0
Other foreign obligations	3.8	—	—	—	3.8
Total	327.5	0.6	(0.4)	—	327.7

As of September 30, 2022 there were no significant continuous unrealized losses greater than 12 months.
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

At September 30, 2022, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of September 30, 2022.
Included in other current assets are $8.5 million and $2.2 million of interest receivable as of September 30, 2022 and December 31, 2021, respectively, primarily associated with securities in our available-for-sale investments portfolio. The interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the nine months ended September 30, 2022, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded at their fair value at each balance sheet date. The notional principal amounts provide one measure of the transaction volume outstanding as of September 30, 2022 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates from Refinitiv on the last business day of the quarter and the points provided by counterparties. The resulting gains or losses offset exchange gains or losses on the related receivables and payables, both of which are included in Foreign currency exchange (gains) losses, net in the condensed consolidated statements of income (loss).

The following is a summary of our forward foreign exchange contracts (in millions):

September 30,
2022
Contracts maturing in October through December 2022 to sell foreign currency:
Notional value	$545.8
Unrealized gain/(loss)	$(4.5)
Contracts maturing in October through December 2022 to purchase foreign currency:
Notional value	$51.9
Unrealized gain/(loss)	$0.5

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II Gmbh ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (the “Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our condensed consolidated statements of income (loss). The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the three months ended September 30, 2022 was $19.4 million, which includes $20.0 million for the change in fair market value for the Loan and $(0.6) million for the change in fair market value of the value appreciation right. The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the nine months ended September 30, 2022 was $149.0 million, which includes $63.8 million for the change in fair market value for the Loan and $85.2 million for the change in fair market value of the value appreciation right. The decrease in the fair market value of the value appreciation right was due to a decline in the value of the Sartorius ordinary shares. As of September 30, 2022, the €400 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2021	$443.1
Net decrease in estimated fair market value of the loan included in Gains (losses) in fair market value of equity securities and loan receivable	$(149.0)
Foreign currency exchange gains (losses), net	$(46.4)
September 30, 2022	$247.7

During the third quarter of 2022, we recognized a contingent consideration liability upon our acquisition of Curiosity which represents future potential payments of up to $70.0 million payable in cash upon the achievement of certain technological development and revenue milestones, commencing on the Acquisition Date through June 30, 2027. At the Acquisition Date, the fair value of the contingent consideration of $36.1 million was determined by using a probability-weighted income approach related to the achievement of the technological development and revenue milestones. The significant assumptions used to estimate the fair value of the contingent consideration include an estimate of the probability of achievement and the discount rate. The probability of achievement is subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected probability of achievement may result in a higher fair value, whereas a decrease in expected probability of achievement may result in a lower fair value. The fair value of the contingent consideration is remeasured at each reporting period based on the assumptions and inputs on the date of remeasurement. As of September 30, 2022, no change was recorded in the fair value of the contingent consideration since the Curiosity Acquisition Date.

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment are as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2021:
Goodwill	$333.3	$349.2	$682.5
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	55.8	347.3

Acquisitions (see Note 2)	—	55.9	55.9
Currency fluctuations	—	(3.6)	(3.6)
Period increase, net	—	52.3	52.3

Balances as of September 30, 2022:
Goodwill	333.3	401.5	734.8
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$291.5	$108.1	$399.6

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	September 30, 2022
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.13	$99.2	$(83.1)	$16.1
Know how	3.00	158.9	(145.5)	13.4
Developed product technology	13.06	206.8	(115.6)	91.2
Licenses	6.11	58.2	(37.0)	21.2
Tradenames	6.81	5.9	(4.2)	1.7
Covenants not to compete	3.27	6.4	(3.7)	2.7
Total finite-lived intangible assets		535.4	(389.1)	146.3
In-process research and development		178.8	—	178.8
Total purchased intangible assets		$714.2	$(389.1)	$325.1

	December 31, 2021
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.27	$111.8	$(90.7)	$21.1
Know how	3.75	171.6	(154.9)	16.7
Developed product technology	13.42	215.6	(115.6)	100.0
Licenses	6.79	64.9	(40.6)	24.3
Tradenames	7.33	6.3	(4.4)	1.9
Covenants not to compete	3.78	6.5	(2.9)	3.6
Total finite-lived intangible assets		576.7	(409.1)	167.6
In-process research and development		86.3	—	86.3
Total purchased intangible assets		$663.0	$(409.1)	$253.9

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Amortization expense	$6.2	$7.3	$18.8	$21.7

5.    INVENTORY

Following are the components of Inventory at September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022	December 31, 2021
Inventory:
Raw materials	$209.0	$116.9
Work in process	211.8	198.0
Finished goods	265.1	257.3
Total Inventory	$685.9	$572.2

6.    SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income (loss) to net cash provided by operating activities is as follows (in millions):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net income (loss)	$(4,461.0)	$5,819.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97.3	100.1
Reduction in the carrying amount of right-of-use assets	29.8	29.3
Share-based compensation	42.8	36.2
Other-than-temporary impairment losses on investment	—	0.8
(Gains) losses from change in fair market value of equity securities and loan receivable	6,172.3	(7,078.8)
(Gain) on divestiture of a division	(1.4)	—
Payments for operating lease liabilities	(28.1)	(30.9)
(Increase) in accounts receivable	(44.5)	(10.8)
(Increase) decrease in inventory	(150.6)	28.2
(Increase) in other current assets	(11.8)	(1.4)
Increase (decrease) in accounts payable and other current liabilities	(69.7)	22.4
(Decrease) in income taxes payable	(39.2)	(22.2)
Increase (decrease) in deferred income taxes	(1,440.9)	1,573.2
Increase (decrease) in other long-term liabilities	(2.0)	28.6
Other	11.0	4.3
Net cash provided by operating activities	$104.0	$498.6

Non-cash investing activities:
Purchased property, plant and equipment	$6.8	$3.3
Purchased marketable securities and investments	$—	$11.8

7.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2022	December 31, 2021
3.3%, Senior Notes due 2027	$400.0	$—
3.7%, Senior Notes due 2032	800.0	—
Less unamortized discounts and debt issuance costs	(12.9)	—
Long-term debt less unamortized discounts and debt issuance costs	1,187.1	—
Finance leases and other debt	10.6	11.0
Less current maturities	(0.4)	(0.5)
Long-term debt	$1,197.3	$10.5

Senior Notes due 2027 and 2032

In March 2022, pursuant to an indenture we issued $400.0 million in principal amount of Senior Notes due March 2027 (the “2027 Notes”) and $800.0 million in principal amount of Senior Notes due March 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Notes”). The issuance of the 2027 Notes yielded net cash proceeds of $395.7 million at an effective rate of 3.5346% and the sale of the 2032 Notes yielded net cash proceeds of $790.5 million at an effective rate of 3.8429%. The 2027 Notes and the 2032 Notes pay a fixed rate of interest of 3.3% and 3.7% per annum, respectively. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year until the principal is paid or made available for payment. We have the option to redeem the Notes at any time, in whole or in part, at a redemption price calculated in accordance with the indenture, plus accrued and unpaid interest thereon to the redemption date. In the event of a change of control, the holders may require us to repurchase for cash all or a portion of their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. Our obligations under the Notes are unsecured senior obligations that rank equally in right of payment with all of our other existing and future unsecured, unsubordinated debt. The Notes include covenants that limit our ability to, among other things, (i) grant specified liens, (ii) engage in specified sale and leaseback transactions, (iii) consolidate or merge with or into other companies or (iv) sell all or substantially all of our assets. We were in compliance with these covenants as of September 30, 2022.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2022:	$(170.5)	$(10.9)	$5.8	$(175.6)
Other comprehensive income (loss), before reclassifications	(654.4)	1.4	(23.3)	(676.3)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	0.2	0.6	0.8
Income tax effects	1.1	(0.5)	5.3	5.9
Other comprehensive income (loss), net of income taxes	(653.3)	1.1	(17.4)	(669.6)
Balances as of September 30, 2022:	$(823.8)	$(9.8)	$(11.6)	$(845.2)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2021:	$298.6	$(26.0)	$9.8	$282.4
Other comprehensive income (loss), before reclassifications	(347.5)	1.7	(2.7)	(348.5)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	2.6	(0.1)	2.5
Income tax effects	0.4	(0.5)	0.7	0.6
Other comprehensive income (loss), net of income taxes	(347.1)	3.8	(2.1)	(345.4)
Balances as of September 30, 2021:	$(48.5)	$(22.2)	$7.7	$(63.0)

The reclassification adjustments are calculated using the specific identification method.

The impact to Income (loss) before income taxes for amounts reclassified out of Accumulated other comprehensive income (loss) into Other (income) expense, net in the condensed consolidated statements of income (loss) were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of comprehensive income (loss)	2022	2021	2022	2021
Amortization of foreign other post-employment benefit items	$(0.1)	$(1.0)	$(0.2)	$(2.6)
Net holding gains on equity securities and available-for-sale investments	$(0.2)	$—	$(0.6)	$0.1

9.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Bio-Rad by the weighted average number of common shares outstanding for that period.  Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options, restricted stock and performance stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding.  Potential common shares are excluded from the diluted earnings (loss) per share calculation if the effect of including such securities would be anti-dilutive.

The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the diluted earnings (loss) per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	29,733	29,814	29,819	29,800
Effect of potentially dilutive stock options, restricted stock and performance stock awards	—	410	—	390
Diluted weighted average common shares outstanding	29,733	30,224	29,819	30,190
Anti-dilutive shares	541	32	541	18

10.    OTHER INCOME AND EXPENSE, NET

Other (income) expense, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and investment (income)	$(8.0)	$0.3	$(45.7)	$(18.7)
Net realized (gains) losses on investments	0.2	—	0.6	(0.1)
Other-than-temporary impairment loss on investment	—	—	—	0.8
Current expected credit losses on loans	5.1	—	5.1	—
Escrow receipts on prior divestitures	—	—	(1.4)	—
Other (income) expense	(0.4)	0.3	(1.0)	1.3
Other (income) expense, net	$(3.1)	$0.6	$(42.4)	$(16.7)

11.    INCOME TAXES

Our effective income tax rate was 21.5% and 21.8% for the three months ended September 30, 2022 and 2021, respectively. Our effective income tax rate was 23.1% and 22.2% for the nine months ended September 30, 2022 and 2021, respectively.

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain deferred tax assets will not be realized as of September 30, 2022, and have maintained a valuation allowance on such deferred tax assets.

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

Our gross unrecognized tax benefits were $73.9 million and $61.9 million as of September 30, 2022 and December 31, 2021, respectively. The increase in our gross unrecognized tax benefits is attributable to increases of uncertain tax accruals in various jurisdictions, partially offset by the release of accruals due to the lapse of statute of limitations.

As of September 30, 2022, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $3.5 million.

12.    SEGMENT INFORMATION

Information regarding operating segments for the three months ended September 30, 2022 and 2021 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2022	$317.9	$361.9	$1.0
	2021	$373.5	$372.2	$1.3

Segment net profit (loss)	2022	$45.7	$36.0	$(0.6)
	2021	$105.8	$50.7	$(0.2)

Information regarding operating segments for the nine months ended September 30, 2022 and 2021 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Segment net sales	2022	$987.5	$1,081.4	$3.1
	2021	$1,074.2	$1,111.0	$4.6

Segment net profit (loss)	2022	$183.5	$148.0	$(1.5)
	2021	$272.7	$108.9	$(0.4)

Segment results are presented in the same manner as we manage our business internally to make operating decisions and assess performance. Our chief operating decision maker ("CODM") views all operating expenses, interest expense and corporate overhead as directly supporting the strategies of our segments.

The following reconciles total segment profit to consolidated income (loss) before income taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total segment profit	$81.1	$156.3	$330.0	$381.2
Foreign currency exchange gains (losses), net	(4.4)	(2.2)	(3.1)	(0.5)
Gains (losses) from change in fair market value of equity securities and loan receivable	(289.0)	4,868.7	(6,172.3)	7,078.8
Other income (expense), net	3.1	(0.6)	42.3	16.7
Consolidated income (loss) before income taxes	$(209.2)	$5,022.2	$(5,803.1)	$7,476.2

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

14.    RESTRUCTURING COSTS

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in EMEA and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from EMEA to APAC. The restructuring plan is being implemented in phases and is expected to be substantially complete by mid-2023. The liability of $36.4 million as of September 30, 2022 was recorded in Accrued payroll and employee benefits in the condensed consolidated balance sheets. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense for the three months ended September 30, 2022 were $1.3 million, $2.8 million and $0.5 million, respectively, in the condensed consolidated statements of income (loss). The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense for the nine months ended September 30, 2022 were $1.3 million, $3.0 million and $0.3 million, respectively, in the condensed consolidated statements of income (loss). The adjustments to expense recorded were primarily due to extension of termination dates for certain employees and for changes in the estimates of employee termination benefits. From February 2021 to September 30, 2022, total expenses were $69.0 million.

The following table summarizes the activity of our European reorganization restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2021:	$5.2	$41.9	$47.1
Adjustment to expense	1.2	3.4	4.6
Cash payments	(2.6)	(6.9)	(9.5)
Foreign currency translation gains	(0.5)	(5.3)	(5.8)
Balances as of September 30, 2022:	$3.3	$33.1	$36.4

15.    LEASES

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

The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$14.2	$13.7	$43.2	$40.2

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.3	$0.4
Interest on lease liabilities	0.2	0.2	0.6	0.6
Total finance lease cost	$0.3	$0.3	$0.9	$1.0

Sublease income	$0.7	$0.7	$2.2	$2.2

The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the three and nine months ended September 30, 2022 and 2021. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the three and nine months ended September 30, 2022 and 2021.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.5	$7.2	$28.1	$30.9
Operating cash flows from finance leases	$0.2	$0.1	$0.6	$0.4
Financing cash flows from finance leases	$0.1	$0.2	$0.3	$0.6

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2.3	$5.8	$9.4	$12.3
Finance leases	$—	$—	$—	$—

Supplemental balance sheet information related to leases was as follows (in millions):

	September 30, 2022	December 31, 2021

Operating Leases
Operating lease right-of-use assets	$171.6	$204.8

Current operating lease liabilities	$34.1	$36.4
Operating lease liabilities	147.2	175.9
Total operating lease liabilities	$181.3	$212.3

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt, net of current maturities (in millions):

	September 30, 2022	December 31, 2021

Finance Leases
Property, plant and equipment, gross	$11.6	$11.8
Less: accumulated depreciation and amortization	(5.3)	(5.1)
Property, plant and equipment, net	$6.3	$6.7

Current maturities of long-term debt and notes payable	$0.4	$0.5
Long-term debt, net of current maturities	10.2	10.5
Total finance lease liabilities	$10.6	$11.0

	September 30, 2022	December 31, 2021

Weighted Average Remaining Lease Term
Operating leases - in years	7	8
Finance leases - in years	15	15.5

Weighted Average Discount Rate
Operating leases	3.2%	3.3%
Finance leases	6.4%	6.3%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2022 (excluding the nine months ended September 30, 2022)	$38.9	$1.1
2023	34.0	1.2
2024	30.2	1.1
2025	24.0	1.1
2026	20.2	1.1
Thereafter	58.3	12.2
Total lease payments	205.6	17.8
Less imputed interest	(24.3)	(7.2)
Total	$181.3	$10.6

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher turn-over.

As of September 30, 2022, operating leases that have not commenced are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2021 and the condensed consolidated financial statements for the three and nine months ended September 30, 2022.

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

Acquisition

On August 3, 2022 (the "Acquisition Date"), we acquired all equity interests of Curiosity Diagnostics sp.z o.o.("Curiosity") for a total consideration of $137.1 million, including the estimated fair value of contingent consideration. The contingent consideration of up to $70.0 million is payable upon achievement of certain technological development and sales-related milestones.

Curiosity Diagnostics, a late-stage, pre-commercial platform company, is in the process of developing a sample-to-answer, rapid diagnostics PCR system for the molecular diagnostics market. The strategic rationale for the transaction was to facilitate our entry into the molecular disease testing market with a differentiated platform. We believe this acquisition will complement our Clinical Diagnostics product offerings. The acquisition was included in our Clinical Diagnostics segment's results of operations from the Acquisition Date. The amount of acquisition-related costs was not material.

Senior Notes due 2027 and 2032

In March 2022, pursuant to an indenture we issued $400.0 million in principal amount of Senior Notes due March 2027 (the “2027 Notes”) and $800.0 million in principal amount of Senior Notes due March 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Notes”). The issuance of the 2027 Notes yielded net cash proceeds of $395.7 million at an effective rate of 3.5346% and the sale of the 2032 Notes yielded net cash proceeds of $790.5 million at an effective rate of 3.8429%. The 2027 Notes and the 2032 Notes pay a fixed rate of interest of 3.3% and 3.7% per annum, respectively. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year until the principal is paid or made available for payment.

COVID-19 and Supply Chain Impact

The full impact of the COVID-19 pandemic and supply constraints continues to be inherently uncertain at the time of this report. The COVID-19 pandemic has impacted and, we expect to some extent, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways. During the third quarter of 2022, we saw continued but moderating demand for products associated with COVID-19 testing and related research. In addition, supply chain constraints and lockdowns in China have negatively impacted sales, particularly instrument placements. We continue to experience delays and shortages in the supply of components and raw materials. These shortages have caused a backlog of sales orders, some of which we consider to be significant, and some delays in certain new product development activities. They have also led to increases in inventory as we continue to receive available materials and source those in short supply. While we are putting significant effort into procuring required materials, we expect the backlog of sales orders to continue through the remainder of 2022 and some to continue into 2023. For more discussion relating to the impacts of the COVID-19 pandemic and supply chain constraints, please see "Item 1A. Risk Factors" to this Form 10-Q.
Results of Operations

The following table shows cost of goods sold, gross profit, components of operating expense, (gains) losses from change in fair market value of equity securities and loan receivable, and net income (loss) as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.1	41.4	43.4	43.4
Gross profit	54.9	58.6	56.6	56.6
Selling, general and administrative expense	31.0	28.9	29.8	29.9
Research and development expense	10.3	8.6	9.6	9.2
(Gains) losses from change in fair market value of equity securities and loan receivable	42.4	(651.7)	297.9	(323.3)
Net income (loss)	(24.1)	525.8	(215.3)	265.8

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and nine months ended September 30, 2022 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Other than the recent accounting pronouncement adoptions as discussed in Note 1 to the condensed consolidated financial statements, there have been no substantial changes in our significant accounting policies during the three and nine months ended September 30, 2022, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Three Months Ended September 30, 2022 Compared to
Three Months Ended September 30, 2021

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the third quarter of 2022 were $680.8 million compared to $747.0 million in the third quarter of 2021, a decrease of 8.9%.  COVID-related sales were approximately $17.2 million in the third quarter of 2022 compared to approximately $57.1 million reported in the third quarter of 2021. Excluding the impact of foreign currency, third quarter 2022 sales decreased by approximately 4.1% compared to the same period in 2021. Currency neutral sales increased in Europe, but this was more than offset by decreased sales in the Americas and Asia Pacific as a result of ongoing supply constraints. Sales in the third quarter of 2021 were elevated due to approximately $31.6 million of royalty revenue related to an intellectual property litigation settlement. Excluding COVID-related sales and the impact of royalty revenue related to an intellectual property litigation settlement in the third quarter of 2021, revenue increased 6.1% on a currency neutral basis from the third quarter of 2021.

The Life Science segment sales for the third quarter of 2022 were $317.9 million, a decrease of 14.9% compared to the same period last year.  On a currency neutral basis, sales decreased 11.0% compared to the third quarter in 2021. The currency neutral sales decline was primarily attributed to the $31.6 million royalty revenue related to an intellectual property litigation settlement in the third quarter of 2021, lower COVID-related sales, and the impact from ongoing supply constraints on instrument placements. The sales decreases were partially offset by increased sales of Process Media, Western Blotting, and Antibody products. Currency neutral sales decreased in both Asia Pacific and the Americas, partially offset by increased sales in Europe.

The Clinical Diagnostics segment sales for the third quarter of 2022 were $361.9 million, a decrease of 2.8% compared to the same period last year.  On a currency neutral basis, sales increased 3.0% compared to the third quarter in 2021.  The currency neutral sales increase was primarily driven by Quality Controls, Blood Typing, and Infectious Disease products, despite supply chain constraints having an impact on instrument placements. Currency neutral sales increased in both Asia Pacific and the Americas, partially offset by a decrease in Europe.

Consolidated gross margins were 54.9% for the third quarter of 2022 compared to 58.6% for the third quarter of 2021.  Life Science segment gross margins for the third quarter of 2022 decreased by approximately 5.6 percentage points, primarily due to higher logistics costs and product mix due to lower COVID related sales, partially offset by the strong US dollar. The third quarter of 2021 Life Science margins benefited from the $31.6 million royalty revenue related to an intellectual property litigation settlement. Clinical Diagnostics segment gross margins for the third quarter of 2022 decreased by approximately 1.1 percentage points from the same period last year. The decrease in gross margins was primarily driven by higher logistics costs and production costs, partially offset by the strong US dollar.

Selling, general and administrative expenses (SG&A) decreased to $211.0 million or 31.0% of sales for the third quarter of 2022 compared to $216.2 million or 28.9% of sales for the third quarter of 2021.  The decrease to SG&A was primarily driven by lower employee related expenses, partially offset by higher discretionary expense, including marketing and travel. The SG&A expenses in the third quarter of 2022 also benefitted from the impact of a stronger dollar.

Research and development (R&D) expenses increased to $69.9 million or 10.3% of sales in the third quarter of 2022 compared to $64.5 million or 8.6% of sales in the third quarter of 2021.  Life Science segment R&D expense increased in the third quarter of 2022 compared to the prior year period, primarily from increased personnel costs from the Dropworks, Inc. acquisition in October of 2021, and increased investment to complete strategic projects in key investment areas. Clinical Diagnostics segment R&D expense increased in the third quarter of 2022 from the prior year period driven by continued investment in new strategic development projects.

Results of Operations – Non-operating

Interest expense for the third quarter of 2022 and 2021 was $11.7 million and $0.4 million, respectively, an increase of $11.3 million compared to the prior year period. The increase was primarily due to the $1.2 billion Senior Notes (see Note 7, "Long-term Debt" in the condensed consolidated financial statements).

Foreign currency exchange (gains) and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net were $4.4 million for the third quarter of 2022 compared to foreign currency exchange losses, net of $2.2 million for the third quarter of 2021. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable was a loss of $289.0 million and a gain of $4.87 billion for the third quarter of 2022 and 2021, respectively. The change in the fair market value primarily resulted from the recognition of holding losses of $267.8 million in the third quarter of 2022 compared to holding gains of $4.87 billion in the third quarter of 2021 on our position in Sartorius AG. In addition, in the third quarter of 2022, there was a loss of $19.4 million in the change in fair market value of the Loan we entered into with SHB during the fourth quarter of 2021.

Other (income) expense, net for the third quarter of 2022 was income, net of $3.1 million compared to expense, net of $0.6 million for the third quarter of 2021. The difference of income, net of $3.6 million was primarily attributable to an increase in our investment income as a result of cash invested from the $1.2 billion Senior Notes issued in March 2022.

Our effective income tax rate was 21.5% and 21.8% for the third quarter of 2022 and 2021, respectively. The effective tax rate reported in the third quarter of 2022 was primarily affected by an unrealized loss in equity securities and the tax rate reported in the third quarter of 2021 was primarily affected by an unrealized gain in equity securities. The difference in the rate is primarily driven by geographical mix of earnings.

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

As of September 30, 2022, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $3.5 million.
Nine Months Ended September 30, 2022 Compared to
Nine Months Ended September 30, 2021

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the first nine months of 2022 were $2.07 billion compared to $2.19 billion in the first nine months of 2021, a decrease of 5.4%.  COVID-related sales were approximately $95.7 million in the first nine months of 2022 compared to approximately $220.1 million reported in the first nine months of 2021. On a currency neutral basis, the first nine months of 2022 sales decreased by approximately 1.5% compared to the same period in 2021. Currency neutral sales decreased in both Asia Pacific and Europe, partially offset by increased sales in the Americas. Sales in the first nine months of 2021 were elevated due to the approximately $31.6 million of royalty revenue related to an intellectual property settlement. Excluding COVID-related sales and the impact of royalty revenue related to an intellectual property litigation settlement in the third quarter of 2021, sales increased 6.1% on a currency neutral basis from the first nine months of 2021.

The Life Science segment sales for the first nine months of 2022 were $987.5 million, a decrease of 8.1% compared to the same period last year.  On a currency neutral basis, sales decreased 4.5% compared to the first nine months of 2021. The currency neutral sales decline was primarily attributed to lower qPCR product sales due to the decline in COVID-19 related demand and the impact of supply chain constraints on instrument placements, partially offset by strong growth of Process Media, Western Blotting, and Antibody products. Sales in 2021 also benefited from the $31.6 million royalty revenue related to an intellectual property litigation settlement. Currency neutral sales declined in Europe and Asia Pacific, while the Americas was essentially flat.

The Clinical Diagnostics segment sales for the first nine months of 2022 were $1.08 billion, a decrease of 2.7% compared to the same period last year.  On a currency neutral basis, sales increased 1.6% compared to the first nine months of 2021. The currency neutral sales increase was primarily driven by growth in Quality Controls and Blood Typing products, especially in Europe and the Americas, despite supply chain constraints having an impact on instrument placements. The increase in currency neutral sales was partially offset by the impact of COVID lockdowns in China during the second and third quarters of 2022.

Consolidated gross margins were 56.6% for the first nine months of 2022 compared to 56.6% for the first nine months of 2021.  Life Science segment gross margins for the first nine months of 2022 decreased by approximately 2.1 percentage points from the same period last year. The decrease in gross margins was primarily driven by higher logistics costs and product mix. The 2021 Life Science margins also benefited from the $31.6 million royalty revenue related to an intellectual property litigation settlement. Clinical Diagnostics segment gross margins for the first nine months of 2022 increased by approximately 2.4 percentage points compared to the same period last year. The increase in gross margins was primarily driven by a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021 and the strong US dollar, partially offset by higher logistics cost and product mix.

Selling, general and administrative expenses (SG&A) decreased to $617.4 million or 29.8% of sales for the first nine months of 2022 compared to $655.4 million or 29.9% of sales for the first nine months of 2021.  The decrease in SG&A was primarily driven by a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021, as well as by lower employee related expenses.

Research and development (R&D) expenses decreased to $199.5 million or 9.6% of sales in the first nine months of 2022 compared to $201.8 million or 9.2% of sales in the first nine months of 2021.  Life Science segment R&D expense increased in the first nine months of 2022 compared to the prior year period, primarily from increased personnel costs from the Dropworks, Inc. acquisition in October of 2021, and increased investment to complete strategic projects in key investment areas. Clinical Diagnostics segment R&D expense decreased in the first nine months of 2022 from the prior year period, primarily due to a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021, partially offset by continued investment in new strategic development projects.

Results of Operations – Non-operating

Interest expense for the first nine months of 2022 and 2021 was $26.4 million and $1.2 million, respectively, an increase of $25.2 million compared to the prior year period. The increase was primarily due to the sale in March 2022 of the $1.2 billion Senior Notes.

Foreign currency exchange (gains) and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange losses, net were $3.1 million for the first nine months of 2022 compared to losses, net of $0.5 million for the first nine months of 2021. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable was a loss of $6.17 billion and a gain of $7.08 billion for the first nine months of 2022 and 2021, respectively. The change in the fair market value primarily resulted from the recognition of holding losses of $6.0 billion in the first nine months of 2022 compared to holding gains of $7.07 billion in the first nine months of 2021 on our position in Sartorius AG. In addition, there was a loss of $149.0 million in the change in fair market value of the Loan entered into with SHB during the fourth quarter of 2021.

Other income, net for the first nine months of 2022 was $42.4 million compared to $16.7 million for the first nine months of 2021. The difference of income of $25.6 million was primarily due to $12.6 million increase in the Sartorius AG dividends declared in the first quarter of 2022 compared to the first quarter of 2021 and an increase in our investment income primarily attributable to an increase in our investments as a result of cash invested from the $1.2 billion Senior Notes issued in March 2022.

Our effective income tax rate was 23.1% and 22.2% for the first nine months of 2022 and 2021, respectively. The effective tax rate reported in the first nine months of 2022 was primarily affected by an unrealized loss in equity securities and the tax rate reported in the first nine months of 2021 was primarily affected by an unrealized gain in equity securities. The difference in the rate is primarily driven by geographical mix of earnings.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes an Alternative Minimum Tax based on the Adjusted Financial Statement Income of Applicable Corporations. Based on our initial evaluation, we do not believe the Inflation Reduction Act will have a material impact on our income tax provision and cash taxes. The company continues to monitor the changes in tax laws and regulations to evaluate their potential impact on our business.
Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement, as amended) that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the Credit Agreement, as amended, are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement, as amended, as of September 30, 2022, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. In March 2022, we sold $400 million aggregate principal amount of 3.3% Senior Notes due 2027, and $800 million aggregate principal amount of 3.7% Senior Notes due 2032. The sales yielded net cash proceeds after deducting the underwriting discount and estimated offering expenses payable by it, of $1.186 billion. Interest on the Notes is payable semiannually in arrears on March 15 and September 15 of each year until the principal is paid or made available for payment. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

At September 30, 2022, we had available $1.85 billion in cash, cash equivalents and short-term investments, of which approximately 13% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs.

Cash Flows from Operations

Net cash provided by operations was $104.0 million compared to cash provided by operations of $498.6 million for the nine months ended September 30, 2022 and 2021, respectively.  The decrease in operating cash flows was primarily due to lower cash received from customers, higher cash paid to suppliers and to employees, higher income taxes paid, and interest paid in September 2022 on the Notes in the first nine months of 2022. These decreases were partially offset by higher proceeds from foreign exchange contracts and higher dividends in 2022 compared to 2021.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of cash used for purchases of marketable securities and investments, and an acquisition.

Net cash used in investing activities was $1,138.3 million and $230.0 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily attributable to the purchase of marketable securities and investments utilizing the cash proceeds from the sale of the senior notes as described below. The increase also included net cash outflows of $100.8 million for the acquisition of Curiosity.
Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash from the issuance of senior notes.

Net cash provided by financing activities was $1,060.2 million compared to cash used for financing activities of $60.1 million for the nine months ended September 30, 2022, and 2021, respectively. This increase was primarily attributable to the net cash proceeds from the Notes. The increase was partially offset by a higher repurchase of our common stock by $75.0 million in 2022 than in 2021 as described below.

Treasury Shares

During the third quarter of 2022, 111,144 shares of Class A treasury stock with an aggregate total cost of $48.1 million were reissued to fulfill grants to employees under our restricted stock program and our Employee Stock Purchase Program. Upon reissuing the Class A treasury stock, a loss of $0.3 million was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings, while $49.5 million reduced Additional paid-in-capital.

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

During the second quarter of 2022, we repurchased 255,284 shares of Class A common stock for $125.0 million under our Share Repurchase Program. We designated these repurchased shares as treasury stock. In July 2022, the Board of Directors authorized increasing the amount available under the Share Repurchase Program to allow the Company to repurchase up to an additional $200.0 million of stock. As of September 30, 2022, $298.1 million remained available for repurchases under the Share Repurchase Program.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2022, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, “Legal Proceedings” in the Notes to the condensed consolidated financial statements of Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Although we expect that conditions relating to COVID-19 will continue to improve, the COVID-19 pandemic has had and if conditions deteriorate again, could continue to have an adverse effect on the United States and global economies, as well as on aspects of our operations and those of third parties on whom we rely. The COVID-19 pandemic has impacted and, we expect, to some extent, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways.

Although we have experienced increased demand for certain of our products being used in fighting the COVID-19 pandemic, we previously experienced some decreases in product demand in certain of our other businesses. Many of our customers reduced or modified operations to various extents, resulting in labs, universities and other customers' facilities being opened at reduced capacity, hospital visits declined as people delayed elective surgeries and avoided non-essential trips to the hospital, and routine diagnostic testing slowed. If conditions related to the pandemic were to deteriorate, we expect that parts of our business could again suffer negative impacts from the pandemic. For example, lockdowns and other COVID-19 related restrictions implemented by China starting in late March 2022 had a negative impact on our business in China for the second and third quarters of 2022 and we expect that if any similar lockdowns and restrictions in China are implemented in the future our business in China could be negatively impacted in future quarters. We expect that improvement in the COVID-19 pandemic conditions will continue to result in a decrease in demand for our products being used in fighting the COVID-19 pandemic which could have a negative impact on our financial results if the negative impact is not offset by the recovery of other parts of our businesses as a result of improved conditions related to the pandemic.

On the supply side, we are experiencing increased challenges with the supply of raw materials and components used in the production of our products, with some suppliers operating at reduced or modified capacity and otherwise unable to meet our demand for raw materials and inputs to manufacture our products. There are currently industry wide supply shortages of certain raw materials and electronic components. These shortages have caused a backlog of sales orders, some of which we consider to be significant, and some delays in certain new product development activities. We expect the backlog of sales orders to continue through the remainder of 2022 and some to continue into 2023. We have experienced raw material cost increases as a result of the COVID-19 pandemic, which may continue. In addition, while logistics capacity constraints are improving, we continue to experience significant freight surcharges and expect these to continue at least for the near term. Some countries continue to impose travel restrictions and may continue to impose measures that restrict the movement of our goods.

With respect to our personnel, as a critical health care supplier, we continued to keep essential production, distribution and service teams onsite working in manufacturing and supply chain facilities throughout the world. During the COVID-19 pandemic, many employees in our administrative functions have worked remotely, but as conditions improved in March 2022, many employees in our administrative functions returned to work under a hybrid remote and in person work schedule. Although we are adhering to government mandated and Environmental, Health and Safety protocols, an outbreak of COVID-19 at one or more of our facilities could nonetheless cause shutdowns of facilities and a reduction in our workforce, which could dramatically affect our ability to operate our business and our financial results.

The duration of the COVID-19 pandemic is unknown, even with the distribution of a vaccine and boosters, and it is difficult to predict the full extent of potential impacts the pandemic will have in the future on our business, operations, and financial results, or on our customers, suppliers, logistics providers, or on the global economy as a whole.

A reduction or interruption in the supply of components and raw materials has adversely affected and could continue to adversely affect our manufacturing operations and related product sales.

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. The COVID-19 pandemic has created delays and shortages in the supply of components and raw materials. These shortages have caused a backlog of sales orders, some of which we consider to be significant, and some delays in certain new product development activities. We expect the backlog of sales orders to continue through the remainder of 2022 and some to continue into 2023. We also have experienced raw material cost increases as a result of the COVID-19 pandemic, which may continue. In addition, due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials. When our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner is adversely affected, which adversely affects our ability to sell our products. See also our risk factor regarding the COVID-19 pandemic above.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the nine months ended September 30, 2022 our foreign entities generated 59% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions. For example, the United Kingdom's withdrawal from the European Union (commonly referred to as “Brexit”) has caused some disruption to the free movement of goods, services and people between the United Kingdom and the European Union and has resulted in increased regulatory complexities.

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

The life science and clinical diagnostics markets are each highly competitive. Some of our competitors have greater financial resources than we do, making them better equipped to license technologies and intellectual property from third parties, or to fund research and development, manufacturing and marketing efforts, or to source high-demand materials and components. Moreover, competitive and regulatory conditions in many markets in which we operate restrict our ability to fully recover, through price increases, higher costs of acquired goods and services resulting from inflation and other drivers of cost increases. Many public tenders have become more competitive due to governments lengthening the commitments of their public tenders to multiple years, which reduce the number of tenders in which we can participate annually. Because the value of these multiple-year tenders is so high, our competitors have been more aggressive with their pricing. Our failure to compete effectively and/or pricing pressures resulting from competition could adversely affect our business, results of operations and financial condition.

We may not be able to grow our business because of our failure to develop new or improved products.

Our future growth depends in part on our ability to continue to improve our product offerings and develop and introduce new product lines and extensions that integrate technological advances. If we are unable to integrate technological advances into our product offerings or to design, develop, manufacture and market new product lines and extensions successfully and in a timely manner, our business, results of operations and financial condition will be adversely affected. The COVID-19 pandemic and supply chain disruptions have caused some delays to our ability to develop and introduce new products. We have experienced product launch delays in the past and may do so in the future. We cannot assure you that our product and process development efforts will be successful or that new products we introduce will achieve market acceptance. Failure to launch successful new products or improvements to existing products may cause our products to become obsolete, which could harm our business, results of operations and financial condition.

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

Changes in the market value of our position in Sartorius AG materially impact our financial results.
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

The value of our position in Sartorius AG might cause us to be deemed an investment company under the Investment Company Act of 1940.

As a result of the market value of our position in Sartorius AG, we might be deemed to be an “investment company” under Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) The Company does not believe it is an investment company primarily in reliance on Section 3(b)(1) of the Investment Company Act because we are “primarily engaged” in a business other than that of investing, reinvesting, owning, holding or trading in securities. Rather, we are primarily engaged in the development, manufacturing and marketing of products for the life science research and clinical diagnostic markets, and we believe that our historical development, our public representations of policy, the activity of our officers and directors, the nature of our present assets, the sources of our present income, and the public perception of the nature of our business all support the conclusion that we are an operating company and not an investment company. Although we have discussed this issue with the staff of the SEC and we are comfortable with our position, if it is determined later that the Company may not rely on Section 3(b)(1) or any other exemption under the Investment Company Act, and the Company were deemed to be an unregistered investment company, such determination would have a material adverse effect on our business as we would need to register as an investment company and be subject to the regulations of the Investment Company Act which are designed to restrict and regulate mutual funds rather than operating companies. It could also call into question the validity of all contracts in which the Company is a party. If it appeared likely that we would be deemed to be an investment company, we may modify our position in Sartorius AG in order to avoid such determination.

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

As discussed further in Part 1, Item 1 of this Quarterly Report in Note 3 of the Notes to the condensed consolidated financial statements under the heading "Level 3 Fair Value Investments", we made a loan ("Loan") of 400 million Euros to Sartorius-Herbst Beteiligungen II GmbH in November 2021 that is secured by the pledge of certain trust interests which upon termination of the trust represent the right to receive Sartorius ordinary shares. Prior to a termination of the trust, the trust interests, which are provided as collateral for the Loan, are not tradable on the capital markets and may, in case of an enforcement, have to be sold with a significant discount to the value of the underlying shares.

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

We made significant changes to our organizational structure over the past few years, including the reorganization of aspects of our European operations that was announced in February 2021. These changes may have unintended consequences, such as distraction of our management and employees, labor unrest, business disruption, disruption of supply, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, the EU adopted the EU in-vitro Diagnostics Regulation (the “EU IVDR”) which includes broad changes regarding in vitro diagnostic devices and medical devices. The implementation date for the EU IVDR was May 2022, though the EU Council and Parliament recently signed an amendment that delays certain previously mandated deadlines to allow more time for Notified Body to manage the entire portfolio of IVD products on the European market. The EU IVDR will require us to modify or re-register some products and will result in additional costs. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. Brexit is resulting in additional regulatory requirements associated with goods manufactured and sold in the United Kingdom and additional complexities and delays with respect to goods, raw materials and personnel moving between the United Kingdom and the European Union. In addition, new government administrations may interpret existing regulations or practices differently. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Certain tenders in China and India also are including local manufacturing preferences or requirements. Such regulations could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our international operations and regarding global economic and geopolitical conditions above.

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

As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies. The benefits of any acquisition or investment may prove to be less than anticipated and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions could cause significant diversion of our management’s time and resources. If we acquire or invest in new companies, products or technologies, we may be required to assume contingent liabilities or record impairment charges for goodwill and other intangible assets over time. Goodwill and non-amortizable intangible assets are subject to impairment testing, and potential periodic goodwill impairment charges, amortization expenses related to certain intangible assets, and other write-offs could harm our operating results. Impairment tests are highly sensitive to changes in assumptions and minor changes to assumptions could result in impairment losses. If the results forecast in our impairment tests are not achieved, or business trends vary from the assumptions used in forecasts, or external factors change detrimentally, future impairment losses may occur, as they have occurred in the past. Increased antitrust enforcement and greater government scrutiny of mergers in the healthcare sector may impact our ability to consummate acquisitions. We cannot assure you that we will successfully overcome these risks or any other problems we encounter in connection with any acquisitions or investments, and any such acquisitions or investments could adversely affect our business, results of operations and financial condition.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes an Alternative Minimum Tax based on the Adjusted Financial Statement Income of Applicable Corporations. Based on our initial evaluation, we do not believe the Inflation Reduction Act will have a material impact on our income tax provision and cash taxes. However, future U.S. Department of the Treasury guidance and regulations could result in changes in this initial conclusion.

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

We have substantial debt and have the ability to incur additional debt. As of September 30, 2022, we had approximately $1,197.3 million of outstanding long-term indebtedness, primarily consisting of the 3.300% Senior Notes due in March 2027 and the 3.700% Senior Notes due in March 2032 as further discussed in Note 7 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

General Business Risks

The impact of climate change, natural disasters, terrorist attacks, acts of war or other events beyond our control may cause damage or disruption to us and our employees, facilities, information systems, security systems, vendors and customers, which could significantly impact our business, results of operations and financial condition.

We have significant manufacturing and distribution facilities, including in the western United States, France, Switzerland, Germany and Singapore. In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years, some of which may be associated with climate change. These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, lack of fuel resources due to geo-political instability (such as Russia’s reduction in energy resources supplied to Western Europe), electricity outages, the inability to operate our production and distribution facilities due to power grid failures or lack of fuel, and strikes or other labor unrest at any of our sites or surrounding areas could cause disruption to our business. Acts of terrorism, bioterrorism, violence or war (such as Russia's invasion of Ukraine), weather-related events, or public health issues such as the outbreak of a contagious disease like COVID-19 could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East and Eastern Europe. Any of these events could adversely affect our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2022, $298.1 million of stock remained available for repurchases under the Company's current Share Repurchase Program, which was authorized by the Board of Directors in July 2022, July 2020 and in November 2017. Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2022	—	$—	—	$298.1
August 1 to August 31, 2022	—	$—	—	$298.1
September 1 to September 30, 2022	—	$—	—	$298.1

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.1	Performance Stock Unit Award Agreement under 2017 Incentive Award Plan

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	The cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	October 28, 2022	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	October 28, 2022	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer