Form 10-K
period 2022-12-31
BIO-RAD LABORATORIES, INC.
filed 2023-02-17
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM			10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended			December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission file number			1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			94-1381833
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		(510)			724-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock Par Value $0.0001 per share		BIO	New York Stock Exchange
Class B Common Stock Par Value $0.0001 per share		BIOb	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒			Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐			Yes	☒	No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.			☒	Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
			☒	Yes	☐ No

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
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $10,439,096,085 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $68,048,640.

As of February 14, 2023, there were 24,521,581 shares of Class A Common Stock and 5,074,130 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference
	Document	Form 10-K Parts
(1)	Definitive Proxy Statement to be mailed to stockholders in connection with the
	registrant's 2023 Annual Meeting of Stockholders (specified portions)	III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2022

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this report include forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements we make regarding our future financial performance, operating results, plans and objectives. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions. Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including, but not limited to, the duration, severity and impact of the COVID-19 pandemic, supply chain issues, global economic conditions, foreign currency exchange fluctuations, our ability to develop and market new or improved products, our ability to compete effectively, reductions in government funding or capital spending of our customers, international legal and regulatory risks, product quality and liability issues, our ability to integrate acquired companies, products or technologies into our company successfully, changes in the healthcare industry, natural disasters and other catastrophic events beyond our control, and other risks and uncertainties identified under “Item 1A, Risk Factors” of this Annual Report. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

Description of Business

Business Segments

Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics. Both segments operate worldwide. Our Life Science segment and our Clinical Diagnostics segment generated 48% and 52%, respectively, of our net sales for the year ended December 31, 2022. We generated approximately 41% of our consolidated net sales for the year ended December 31, 2022 from the U.S. and approximately 59% from our international locations, with Europe being our largest international region    .

Life Science Segment
Our Life Science segment is at the forefront of discovery, creating advanced tools to answer complex biological questions. These instruments, systems, reagents, and consumables are typically used to separate, purify, characterize, or quantitate biological materials such as cells, proteins, and nucleic acids in the research laboratory or the biopharmaceutical manufacturing and quality control process, for food safety and science education and literacy. Many of our products are used in established research techniques, biopharmaceutical production processes and food testing regimes. We are focused on the translational research market segment where our products help accelerate the timelines from discovery in the lab to use in the clinic and with patients. We are a leader in the life sciences market and develop, manufacture and market a broad portfolio of many thousands of products that serve a global customer base. We focus on specific segments of the life sciences market in proteomics (the study of proteins), genomics (the study of genes), biopharmaceutical production, cellular biology and food safety. We estimate that the worldwide market that our portfolios can address for products in these selected segments of our addressable markets is approximately $19 billion. Our principal life science customers include universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories.

Clinical Diagnostics Segment
Our Clinical Diagnostics segment designs, manufactures, markets and supports test systems, informatics systems, test kits and specialized quality controls that serve clinical laboratories in the global diagnostics market. Our products currently address specific niches within the in vitro diagnostics (IVD) test market, and we seek to focus on the higher margin, higher growth segments of this market.

We supply several thousand products that cover more than 300 clinical diagnostic tests to the IVD test market. We estimate that the worldwide sales for products in the markets we serve is approximately $16 billion. IVD tests are conducted outside the human body and are used to identify and measure substances in a patient’s tissue, blood or urine. Our products consist of reagents, instruments and software, typically provided to our customers as an integrated package to allow them to generate reproducible test results. Revenue in this business is highly recurring, as laboratories typically standardize test methodologies, which are dependent on a particular supplier’s equipment, reagent and consumable products. An installed base of diagnostic test systems therefore typically creates a recurring source of revenue through the sale of test kits for each sample analyzed on an installed system. Our principal clinical diagnostic customers include hospital laboratories, diagnostic reference laboratories, transfusion laboratories and physician office laboratories.

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

Patents, Trademarks and Licenses

We own over 2,300 U.S. and international patents and numerous trademarks. We also hold licenses under U.S. and foreign patents owned by third parties and pay royalties on the sales of certain products under these licenses.  In addition, we also receive royalties for licenses of our intellectual property. We view these patents, trademarks and license agreements as valuable assets; however, we believe that our ability to develop and manufacture our products depends primarily on our knowledge, technology and special skills rather than our patent, trademark and licensing positions.

Seasonal Operations

Our business is not inherently seasonal. However, the European custom of concentrating vacation during the summer months usually tempers third quarter sales volume and operating income.

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force, employing approximately 830 direct sales and sales management personnel around the world. Our sales force typically consists of experienced industry professionals with scientific training, and we maintain a separate specialized sales force for each of our segments. We believe that this direct sales approach allows us to sell a broader range of our products that creates more brand awareness and long-term relationships with our customers.

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

Research and Development
We conduct extensive research and development activities in all areas of our business. Research and development has played a major role in Bio-Rad’s growth and is expected to continue to do so in the future. Our research teams are continuously developing new products and new applications for existing products. In our development of new products and applications, we interact with scientific and medical professionals at pharma and bio-pharma companies, universities, hospitals and medical schools, and within our industry. In addition, we regularly invest in companies that are engaged in the development of new technologies that either complement or expand our existing portfolio of products. We have approximately 1,110 employees worldwide focused on research and development, including degreed scientists, engineers, software developers and other technical support staff.

Regulatory Matters

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain of our products (primarily diagnostic and donor screening products) are subject to regulation in the United States by the Center for Devices and Radiological Health (CDRH) and/or the Center for Biologics Evaluation and Research (CBER) of the U.S. Food and Drug Administration (FDA) and in other jurisdictions by state and foreign government authorities. FDA regulations require that some new products have pre-marketing notification (“510(k)”) or approval (“PMA” or Biologics License Application – “BLA”) by the FDA and require certain products to be manufactured in accordance with FDA’s “good manufacturing practice” regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. The FDA’s 510(k) clearance process requires regulatory competence to execute and usually takes four to nine months, but it can take longer. The FDA’s PMA and BLA processes require extensive regulatory competence to execute and may take one to two years.

A clinical trial is generally required to support a PMA or BLA application and is sometimes required for a 510(k) clearance or a de novo authorization. Conducting clinical trials is a complex and costly activity and frequently requires the use of outsourced resources that specialize in planning and conducting the clinical trial for the medical device manufacturer.

The European Union (“EU”) has adopted the EU in-vitro Diagnostics Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in-vitro diagnostics products (as compared to the predecessor in-vitro Diagnostics Directive (IVDD)), including in the areas of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. Manufacturers of currently marketed in-vitro diagnostics products had until May 2022 to meet the requirements of the EU IVDR, though the EU Council and Parliament signed an amendment that delays certain previously mandated deadlines to allow more time for Notified Body of EU countries to manage the entire portfolio of IVD products on the European market. Bio-Rad's IVD products currently meet the requirements of the EU IVDR.

Our manufacturing facilities, as well as those of certain suppliers, are subject to periodic inspections by the FDA and other regulatory bodies to verify compliance with regulatory requirements. Similar inspections are performed by Notified Bodies to verify compliance to applicable ISO standards (e.g. ISO 13485:2016), requirements under the Medical Device Single Audit Program ("MDSAP") applicable to regulatory requirements of Australia, Brazil, Canada, Japan and the U.S. and/or medical device regulations and requirements from the countries in which we distribute product and other specified audits by regulatory authorities. If a regulatory body were to find that we or certain suppliers have failed to comply with applicable regulations (e.g. recordkeeping, reporting of adverse events), it could institute a wide variety of enforcement actions, ranging from issuance of a warning or untitled letter to more severe sanctions, such as product recalls or seizures, civil penalties, consent decrees, injunctions, criminal prosecution, operating restrictions, partial suspension or shutdown of production, refusal to permit importation or exportation, refusal to grant, or delays in granting, clearances or approvals or withdrawal or suspension of existing clearances or approvals. Any of these actions could have an adverse effect on our business.

We are also subject to additional regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. If our operations are found to be in violation of any such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment.

Sales of our products will depend, in part, on the extent to which our products or diagnostic tests using our products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly adjusting reimbursements for certain medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls and restrictions on reimbursement. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our products or diagnostic tests using our products, or a decision by a third-party payor to not cover our products could reduce or eliminate utilization of our products and have a material adverse effect on our sales, results of operations and financial condition. In addition, healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures.

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

Human Capital Resources

At Bio-Rad, we consider our employees to be our most valuable asset, and critical to the effective development, manufacture, sale, distribution and servicing of our vast array of products and services. Our employees are essential to satisfying our customers’ needs for products to advance science and healthcare. At December 31, 2022, we had approximately 8,200 employees, the overwhelming majority of which are full-time employees. Our employees are located throughout the world with roughly 46% in the Americas, 37% in Europe, the Middle-East and Africa, and 17% in Asia Pacific. Our employees work in over 140 locations in 36 different countries around the world.

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

Compensation and Benefits

We provide a competitive total rewards program consisting of broad-based salary and bonus plans as well as annual stock grants to management level employees. These programs combine to recognize and reward employees based on individual, group, and overall company performance. We provide competitive health and welfare programs which include medical, dental, vision and life insurance, a 401(k) plan, an employee stock purchase program, local pension plans, profit sharing, employee assistance, child and elder care programs, employee recognition and a host of other localized programs tied to the unique needs of our employees. Pay equity is an integral part of our compensation strategy. We have established ongoing processes and protocols to help us pay each individual employee appropriately based on the employee's skills, performance, experience, location, market practices, etc., regardless of race, gender and other non-performance related attributes.

Health, Wellness and Safety

The health and welfare of our employees is of the highest importance to Bio-Rad. We prioritize, manage, and carefully track safety performance at all locations globally and integrate sound safety practices in every aspect of our operations. We provide work site hazard evaluations, workplace safety surveys, safety equipment selection, safety program reviews, chemical exposure monitoring, safety training, and disposal of hazardous chemical and infectious waste. In March 2020, we began to implement certain changes in an effort to protect our employees and customers from COVID-related exposures. For example, we implemented social distancing in the workplace, extensive cleaning and sanitation processes for both production and office spaces, and broad work-from-home initiatives for employees in our administrative functions. In 2021, we instituted a COVID-19 vaccine requirement in the United States to help contribute to a safer workplace. We also continue to require employees to isolate and quarantine when appropriate to protect their fellow workers and deploy rapid COVID-19 testing when appropriate. Throughout the pandemic, essential workers continued to work at our facilities and provide vital service to our customers. Beginning in early 2022 most of the employees in our administrative functions began returning to the office several days each week and we anticipate they will be spending more time on site as pandemic conditions continue to improve. Starting in 2023, we introduced an upgraded and streamlined mental health/Employee Assistance Program solution tailored to the need and preference of employees and families. In addition, we added a fertility benefit giving employees access to a suite of services including pregnancy resources, in vitro fertilization (“IVF”), adoption, donor and surrogate services resources.

Training and Talent Development

We provide training programs for managers and employees to support their growth and development. Our management series of courses cover essential management and leadership learning to provide our managers with the necessary skills and experience needed to more effectively lead and develop their teams. In addition, available courses for employees help them to be more effective at work, enhance interpersonal effectiveness, and help them achieve their full potential. We also support employees’ professional development by providing a reimbursement program for qualified educational expenses.

Investment in Sartorius AG

Sartorius AG ("Sartorius") is an international laboratory and process technology provider for the biotech, pharmaceutical, and food industries. It operates in two divisions – Bioprocess Solutions Division and Lab Products & Services Division. Sartorius is headquartered in Gottingen, Niedersachsen, Germany and has voting ordinary shares as well as non-voting preference shares listed on XETRA and the Frankfurt Stock Exchanges.

As of December 31, 2022, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius, representing approximately 37% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius. As of December 31, 2022, the fair value of the investment in Sartorius was $8,473.8 million.

The following summarizes certain financial data of Sartorius as of and for the year ended December 31, 2021, (in thousands).

December 31, 2021 (1)
Current assets	€1,796,802
Non-current assets	3,901,130
Current liabilities	1,547,164
Non-current liabilities	2,430,572
Equity	1,720,196

Year Ended December 31, 2021 (1)
Sales revenue	€3,449,222
Gross profit on sales	1,838,926
Earnings before interest and taxes (EBIT)	903,155
Net profit	426,978

Cash flow from operating activities	865,814
Cash flow from investing activities	(569,607)
Cash flow from financing activities	(165,182)

(1) As disclosed in Sartorius AG's consolidated financial statements for the year ended December 31, 2021, prepared in accordance with the International Financial Reporting Standards (IFRS), the International Financial Reporting Interpretations Committee (IFRIC) Standards, and the International Accounting Standards Board (IASB) as required to be applied by the European Union, and based upon information publicly disclosed by Sartorius. Bio-Rad does not assume, and by way of referencing the financial data of Sartorius above shall not be deemed to assume, any responsibility or liability for any errors or omissions in the information publicly disclosed by Sartorius.

Refer to Sartorius’ 2021 Annual Report for further details, which can be found at https://www.sartorius.com/en/company/investor-relations/sartorius-ag-investor-relations. The Sartorius website and any information disclosed thereon are not incorporated by reference into this report.

The following graph reflects the changes in the Sartorius share price over the most recent five annual periods:

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

Although we expect conditions relating to COVID-19 will continue to improve, the COVID-19 pandemic has had and if conditions deteriorate again, could continue to have an adverse effect on the United States and global economies, as well as on aspects of our business, operations, and financial condition and those of third parties on whom we rely.

Although we experienced increased demand for certain of our products used in fighting the COVID-19 pandemic, we previously experienced some decreases in product demand in certain of our other businesses. If conditions related to the pandemic were to deteriorate, we expect that parts of our business could again suffer negative impacts from the pandemic. For example, lockdowns in China in 2022 had a negative impact on our business in China for the second, third, and fourth quarters of 2022, and we expect that if any similar lockdowns and restrictions in China are implemented in the future our business in China could be negatively impacted. The spread of COVID-19 in China resulting from the lifting of lockdowns could also negatively impact our business in China.

On the supply side, we are experiencing continued but moderating challenges with the supply of raw materials and components used in the production of our products. There are currently industry wide supply shortages of certain raw materials and electronic components. These shortages have caused a backlog of sales orders, some of which we consider to be significant, and some delays in certain new product development activities. Some of the backlog of sales orders will continue into 2023. We have experienced raw material cost increases as a result of the COVID-19 pandemic, which will likely continue. In addition, while logistics capacity constraints are improving, we continue to experience freight surcharges and expect these to continue at least for the near term. Some countries continue to impose measures that may restrict the movement of our goods.

With respect to our personnel, although we adhere to government mandated and Environmental, Health and Safety protocols, an outbreak of COVID-19 at one or more of our facilities could cause shutdowns of facilities and a reduction in our workforce, which could dramatically affect our ability to operate our business and our financial results.

The duration of the COVID-19 pandemic is unknown, and it is difficult to predict the full extent of potential impacts the pandemic could have in the future on our business, operations, and financial results, or on our customers, suppliers, logistics providers, or on the global economy.

A reduction or interruption in the supply of components and raw materials has adversely affected and could continue to adversely affect our manufacturing operations and related product sales.

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. The COVID-19 pandemic has created delays and shortages in the supply of components and raw materials. These shortages have caused a backlog of sales orders, some of which we consider to be significant, and some delays in certain new product development activities. Some of the backlog of sales orders will continue into 2023. We have experienced raw material cost increases as a result of the COVID-19 pandemic, which will likely continue. In addition, due to the regulatory environment in which we operate, we may need to cease use of certain essential components and materials and be unable to quickly establish acceptable replacement sources for such components or materials. When our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner is adversely affected, which adversely affects our ability to sell our products. See also our risk factor regarding the COVID-19 pandemic above.
Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the twelve months ended December 31, 2022 our foreign entities generated 59% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.

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

The life science and clinical diagnostics markets are each highly competitive. Some of our competitors have greater financial resources than we do, making them better equipped to license technologies and intellectual property from third parties or to fund research and development, manufacturing and marketing efforts, or to source high-demand materials and components. Moreover, competitive and regulatory conditions in many markets in which we operate restrict our ability to fully recover, through price increases, higher costs of acquired goods and services resulting from inflation and other drivers of cost increases. Many public tenders have become more competitive due to governments lengthening the commitments of their public tenders to multiple years, which reduce the number of tenders in which we can participate annually. Because the value of these multiple-year tenders is so high, our competitors have been more aggressive with their pricing. Our failure to compete effectively and/or pricing pressures resulting from competition could adversely affect our business, results of operations and financial condition.

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

We have experienced and expect to continue to experience attempts by computer programmers and hackers to attack and penetrate our layered security controls, like the December 2019 Cyberattack that was previously discussed in Item 7 of our Annual Report for the period ended December 31, 2019. Through our sales and eCommerce channels, we collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on our web site. We also acquire and retain information about suppliers and employees in the normal course of business. Such information on our systems includes personally identifiable information and, in limited instances, protected health information. We also create and maintain proprietary information that is critical to our business, such as our product designs and manufacturing processes. Despite recent initiatives to improve our technology systems, such as our enterprise resource planning implementation and the centralization of our global information technology organization, we could experience a significant data security breach. The Company is also subject to phishing and other fraud schemes including fraudulent vendor communications with requests for payments and fraudulent attempts to redirect payments to improper bank accounts, some of which have been successful. While the Company has adopted training and process changes to limit the success of such fraudulent activity, the Company will be unable to stop all such fraudulent activity which may lead to unrecoverable payments to criminal accounts. Increased use of remote work arrangements and rapidly evolving work scenarios in response to the COVID-19 pandemic expose us to additional risk of cyberattack and disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may not be able to anticipate all of these techniques or to implement adequate preventive measures. Computer hackers have attempted to penetrate and will likely continue to attempt to penetrate our and our vendors’ information systems and, if successful, could misappropriate confidential customer, supplier, employee or other business information, such as our intellectual property. Third parties could also gain control of our systems and use them for criminal purposes while appearing to be us. As a result, we could lose existing customers, have difficulty attracting new customers, be exposed to claims from customers and suppliers, financial institutions, payment card associations, employees and other persons, have regulatory sanctions or penalties imposed, incur additional expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Our operations and ability to process sales orders, particularly through our eCommerce channels, could also be disrupted, as they were in the December 2019 Cyberattack. Any significant breakdown, intrusion, interruption, corruption, or destruction of our systems, as well as any data breaches, could have a material adverse effect on our business and results of operations. See also our risk factors regarding our information technology systems and our enterprise resource planning system (ERP) implementation below.

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

Our share price may change significantly based upon changes in the market value of our position in Sartorius AG, and such change is independent of the actual performance of our business. Additionally, non-operating income for a period may be significantly impacted by any distribution of dividends by Sartorius AG, particularly when the dividends amount varies in comparison to prior year periods.

The value of our position in Sartorius AG might cause us to be deemed an investment company under the Investment Company Act of 1940.

As a result of the market value of our position in Sartorius AG, we might be deemed to be an “investment company” under Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company does not believe it is an investment company primarily in reliance on Section 3(b)(1) of the Investment Company Act because we are “primarily engaged” in a business other than that of investing, reinvesting, owning, holding or trading in securities. Rather, we are primarily engaged in the development, manufacturing and marketing of products for the life science research and clinical diagnostic markets, and we believe that our historical development, our public representations of policy, the activity of our officers and directors, the nature of our present assets, the sources of our present income, and the public perception of the nature of our business all support the conclusion that we are an operating company and not an investment company. Although we have discussed this issue with the staff of the SEC and we are comfortable with our position, if it is determined later that the Company may not rely on Section 3(b)(1) or any other exemption under the Investment Company Act, and the Company were deemed to be an unregistered investment company, such determination would have a material adverse effect on our business as we would need to register as an investment company and be subject to the regulations of the Investment Company Act which are designed to restrict and regulate mutual funds rather than operating companies. It could also call into question the validity of all contracts to which the Company is a party. If it appeared likely that we would be deemed to be an investment company, we may modify our position in Sartorius AG in order to avoid such determination.

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

As discussed further in the Notes to Consolidated Financial Statements, in Note 3. Fair Value Measurements and Investments, under the heading “Level 3 Fair Value Investments”, we made a loan of 400 million Euros to Sartorius-Herbst Beteiligungen II GmbH in November 2021 that is secured by the pledge of certain trust interests which upon termination of the trust represent the right to receive Sartorius ordinary shares (the "Loan"). Prior to a termination of the trust, the trust interests, which are provided as collateral for the Loan, are not tradable on the capital markets and may, in case of an enforcement, have to be sold with a significant discount to the value of the underlying shares.

We also have positions in equity securities, including our position in Sartorius AG. Financial markets are volatile and the markets for these equity securities can be illiquid as well. A decline in the market value of our investments in equity securities could result in significant losses due to write-downs in the value of the equity securities. Also, if we need to convert these positions to cash, we may not be able to sell these equity securities without significant losses. In addition, a significant decline in the value of the Sartorius ordinary shares would reduce the value of the collateral for the Loan discussed in the previous paragraph, and in such circumstances the value of the collateral may be insufficient to cover the repayment of the Loan, and Sartorius-Herbst Beteiligungen II GmbH will likely have no other assets from which to repay the Loan. Furthermore, the change in the market value of Sartorius ordinary shares will have an impact on the value appreciation rights acquired in connection with the Loan discussed in the previous paragraph.

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

In recent years, we have been faced with very challenging global economic conditions. The COVID-19 pandemic, as discussed above, has caused disruptions to global economic conditions. Russia’s invasion of Ukraine and sanctions against Russia also are causing disruptions to global economic conditions and are negatively impacting our business in Russia. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions is also adversely affecting our suppliers, which could continue to result in interruptions in the supply of the components and raw materials necessary for our products and raw material cost increases. Additionally, the United States and other countries, such as China and India, recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding the COVID-19 pandemic and our international operations above and regarding government regulations below.

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

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. For example, the EU in-vitro Diagnostics Regulation (the “EU IVDR”) includes broad changes regarding in vitro diagnostic devices and medical devices. The implementation date for the EU IVDR was May 2022, though the EU Council and Parliament signed an amendment that delays certain previously mandated deadlines to allow more time for Notified Body to manage the entire portfolio of IVD products on the European market. The EU IVDR requires us to modify or re-register some products and will result in additional costs Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. The United Kingdom's withdrawal from the European Union is resulting in additional regulatory requirements associated with goods manufactured and sold in the United Kingdom and additional complexities and delays with respect to goods, raw materials and personnel moving between the United Kingdom and the European Union. In addition, new government administrations may interpret existing regulations or practices differently. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. For example, we may not be able to participate in certain public tenders in Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Certain tenders in China and India also are including local manufacturing preferences or requirements. Such regulations could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our international operations and regarding global economic and geopolitical conditions above.

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

We must adequately address quality issues associated with our products, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. Our instruments, reagents and consumables are complex, and identifying the root cause of quality issues, especially those affecting reagents or third-party components, is difficult. We may incur significant costs and expend substantial time in researching and remediating such issues. Quality issues could also delay our launching or manufacturing of new products. In addition, quality issues, unapproved uses of our products, or inadequate disclosure of risks related to our products, could result in product recalls or product liability or other claims being brought against us. In responding to shortages, we may source components from alternative suppliers and distributors. Quality issues associated with components from these alternative sources may lead to product failures and associated costs notwithstanding our efforts to detect and remediate such quality issues. These issues could harm our reputation, impair our relationship with existing customers and harm our ability to attract new customers, which could negatively impact our business, results of operations and financial condition.

Lack of key personnel could hurt our business.

Our products are very technical in nature, and we operate in a complex and competitive business environment. In general, only highly qualified and well-trained scientists have the necessary skills to develop, market and sell our products, and many of our manufacturing positions require very specialized knowledge and skills. In addition, the global nature of our business also requires that we have sophisticated and experienced staff to comply with increasingly complex international laws and regulations. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. In particular, the job market in Northern California, where many of our employees are located, is very competitive. If we do not offer competitive compensation and benefits, we may fail to retain or attract a sufficient number of qualified personnel, which could impair our ability to properly run our business. We have experienced increased turnover since the start of the COVID-19 pandemic, and this has continued as more employees return to the workplace from working remotely. Our mandated COVID-19 vaccine policy in the Unites States also has resulted in a loss of personnel.

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

We have substantial debt and have the ability to incur additional debt. As of December 31, 2022, we had approximately $1.2 billion of outstanding long-term indebtedness, primarily consisting of the 3.300% Senior Notes due in March 2027 and the 3.700% Senior Notes due in March 2032 as further discussed in Note 6 of the consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

Our existing credit facility, our Senior Notes and agreements we may enter in the future, contain or may contain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Existing covenants place restrictions on our ability to, among other things: incur additional debt; acquire other businesses or assets through merger or purchase; create liens; make investments; enter into transactions with affiliates; sell assets; in the case of some of our subsidiaries, guarantee debt; and declare or pay dividends, redeem stock or make other distributions to stockholders. Our existing credit facility also requires that we comply with certain financial ratios, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. In addition, acceleration of our other indebtedness may cause us to be unable to make interest payments on our outstanding notes and repay the principal amount of our outstanding notes.

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

General Business Risks

Natural disasters, climate related events, terrorist attacks, acts of war or other events beyond our control may cause damage or disruption to us and our employees, facilities, information systems, security systems, vendors and customers, which could significantly impact our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We own our corporate headquarters located in Hercules, California. The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Boulder, Colorado	Leased
	Oxford, England	Leased
	Neuried, Germany	Leased
	Shanghai, China	Leased
	Suzhou, China	Leased

Clinical Diagnostics	Irvine, California	Leased
	Greater Seattle Area, Washington	Leased
	Warsaw, Poland	Leased
	Cressier, Switzerland	Owned/Leased
	Dreieich, Germany	Owned/Leased

Shared	Greater San Francisco Bay Area, California	Owned/Leased
	Ann Arbor, Michigan	Leased
	Greater Paris Area, France	Leased
	Lille, France	Owned
	Leipzig, Germany	Leased
	Singapore, Singapore	Leased

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

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Concerning Common Stock

Bio-Rad’s Class A and Class B Common Stock are listed on the New York Stock Exchange with the ticker symbols BIO and BIOb, respectively.

On February 14, 2023, we had 152 holders of record of Class A Common Stock and 90 holders of record of Class B Common Stock. Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

In November 2017, the Board of Directors authorized a share repurchase program ("Share Repurchase Program"), granting the Company authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock. In both July 2020 and July 2022, the Board of Directors authorized increasing the Share Repurchase Program to allow the Company to purchase up to an additional $200.0 million of stock, for a total authorization of $650.0 million of stock. As of December 31, 2022, $207.4 million remained available under the Share Repurchase Program.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2022, as required by the Securities and Exchange Commission rules.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
October 1 to October 31, 2022	—		—	—		$298.1
November 1 to November 30, 2022	241,408	Class A	$375.63	241,408	Class A	$207.4
December 1 to December 31, 2022	—		—	—		$207.4

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 500 Index, S&P 500 Life Sciences Tools & Services Index and a selected peer group, assuming $100 invested on December 31, 2017, and reinvestment of dividends if paid:

(1)  The Peer Group consists of the following public companies: Danaher, Becton Dickinson, Thermo Fisher
Scientific, Meridian Bioscience and PerkinElmer.

(2) We are replacing the Peer Group with S&P 500 Life Sciences Tools & Services Index in the current fiscal year as we believe that the latter is a better representation of our peer group due to significant consolidation in the sector over the past few years. Both Peer Group and S&P 500 Life Sciences Tools & Services Index are presented for this year of transition.

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

Approximately 41% of our 2022 consolidated net sales are derived from the United States and approximately 59% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales, which are expressed in U.S. dollars, are impacted by foreign currency fluctuations. The impact of foreign currency fluctuations on cost of sales and operating expenses from our international manufacturing sites and operations, which are mostly denominated in local currencies, is in the opposite direction from the foreign currency impact on sales. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

The consolidated financial statements as of December 31, 2021 and for the years ended December 31, 2021 and 2020 have been revised to correct prior period errors as discussed in Note 1, “Immaterial Correction to Previously Issued Financial Statements” to our consolidated financial statements included in this Annual Report on Form 10-K. Accordingly, Management’s Discussion and Analysis reflects the impact of those revisions.

COVID-19 and Supply Chain Impact

The full impact of the COVID-19 pandemic and related supply constraints continues to be inherently uncertain at the time of this report. The COVID-19 pandemic has impacted and, we expect to some extent, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways. During the fourth quarter of 2022, we saw continued but moderating demand for products associated with COVID-19 testing and related research. In addition, supply chain constraints and lockdowns in China have negatively impacted sales, particularly instrument placements. While improving, we continue to experience delays and shortages in the supply of certain components and raw materials. These shortages have caused a backlog of sales orders, some of which we consider to be significant, and some delays in certain new product development activities. They have also led to increases in inventory as we continue to receive available materials while we source those in short supply. We made progress in reducing this backlog in the fourth quarter of 2022, and we anticipate normalizing the backlog during 2023. For more discussion relating to the impacts of the COVID-19 pandemic, please see "Item 1A, Risk Factors" to this Annual Report.

Acquisition

On August 3, 2022 (the "Acquisition Date"), we acquired all equity interests of Curiosity Diagnostics sp.z o.o. ("Curiosity") for a total consideration of $137.1 million, including the estimated fair value of contingent consideration. The contingent consideration of up to $70.0 million is payable upon achievement of certain technological development and sales-related milestones.

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

Senior Notes due 2027 and 2032

In March 2022, pursuant to an indenture we issued $400.0 million in principal amount of Senior Notes due March 2027 (the “2027 Notes”) and $800.0 million in principal amount of Senior Notes due March 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Notes”). The issuance of the 2027 Notes yielded net cash proceeds of $395.7 million at an effective rate of 3.5346% and the issuance of the 2032 Notes yielded net cash proceeds of $790.5 at an effective rate of 3.8429%. The 2027 Notes and the 2032 Notes pay a fixed rate of interest of 3.3% and 3.7% per annum, respectively. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year until the principal is paid or made available for payment.

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

We first may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test included in U.S. GAAP. To the extent our assessment identifies adverse conditions, or if we elect to bypass the qualitative assessment, goodwill is tested at the reporting unit level using a quantitative impairment test. There were no impairments for the years ended December 31, 2022, 2021 and 2020.

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

We enter into contracts that can include various combinations of products and services, which are generally accounted for as distinct performance obligations. A product or service is considered distinct if it is separately identifiable from other deliverables in the arrangement and if a customer can benefit from such product or service on its own or with other resources that are readily available to the customer. The transaction consideration is allocated between separate performance obligations of an arrangement based on the stand-alone selling price (“SSP”) for each distinct product or service.

We recognize revenue from product sales at the point in time when we have satisfied our performance obligation by transferring control of the product to the customer. We use judgment to evaluate whether and when control has transferred and consider the right to payment, legal title, physical possession, risks and rewards of ownership, and customer acceptance if it is not a formality, as indicators to determine the transfer of control to the customer. For products that include installation, the product and installation are separate performance obligations. The product revenue is recognized when control has transferred to the customer, generally upon delivery, and installation service revenue is recognized when the product installation is completed.

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

Our reagent rental agreements provide our customers the ability to use an instrument and consumables (reagents) on a per test basis. These agreements may also include maintenance of the instruments placed at customer locations as well as initial training. We initially determine if a reagent rental arrangement contains a lease at contract commencement. Where we have determined that such an arrangement contains a lease, we then determine the lease classification as either an operating or sales-type lease. The lease term used in performing the lease classification test, includes the noncancellable period of the lease together with those periods covered by lease extension options if the customer is reasonably certain to exercise that option, the periods covered by lease termination options if the customer is reasonably certain to not exercise that option, and the periods covered by the option to extend (or to not terminate) the lease when exercise of such option is controlled by the Company. The assessment of the lease term for reagent rental agreements, including the impact from any associated contractual termination penalties, are subject to an estimation process. While most of our reagent rental arrangements contain either the option for a lessee to extend and/or cancel the agreement, the period in which the contract is enforceable is very short so the lease term has been limited to the noncancellable period. Generally, these arrangements do not contain an option for the lessee to purchase the underlying asset.

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
We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to Sartorius-Herbst Beteiligungen II GmbH to simplify the accounting. The Loan includes certain value appreciation rights that are due upon repayment of the Loan. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss).

Results of Operations - Sales, Gross Margins and Expenses

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	2022	2021
Net sales	100.0%	100.0%
Cost of goods sold	44.1	43.9
Gross profit	55.9	56.1
Selling, general and administrative expense	29.5	30.0
Research and development expense	9.2	8.9
Net (loss) income	(129.5)	145.6

Net sales

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the year ended December 31, 2022 were $2.80 billion, compared to $2.92 billion for the year ended December 31, 2021, a decrease of 4.1%. COVID-related sales were approximately $109.2 million for the year ended December 31, 2022 compared to approximately $265.7 million for the year ended December 31, 2021. On a currency neutral basis, for the year ended December 31, 2022 sales increased by approximately 0.3% compared to the same period in 2021. Currency neutral sales increased in the Americas, partially offset by decreases in both Asia Pacific and Europe. Sales for the year ended December 31, 2021 were elevated due to the approximately $31.6 million of royalty revenue related to an intellectual property settlement. Excluding COVID-related sales and the impact of royalty revenue related to an intellectual property litigation settlement in 2021, sales increased 7.2% on a currency neutral basis from the year ended December 31, 2021.

The Life Science segment sales for the year ended December 31, 2022 were $1.35 billion, a decrease of 3.8% compared to the year ended December 31, 2021. On a currency neutral basis, sales increased 0.3% compared to the year ended December 31, 2021. The currency neutral sales increase was primarily attributed to strong growth of Process Chromatography, Western Blotting, and Antibody products, partially offset by lower qPCR product sales due to the decline in COVID-19 related demand. Currency neutral sales increased in the Americas and Asia Pacific, while EMEA sales declined. Sales in 2021 also benefited from the $31.6 million royalty revenue related to an intellectual property litigation settlement. Excluding COVID-related sales and the impact of royalty revenue related to an intellectual property litigation settlement in 2021, sales increased 15.2% on a currency neutral basis from the year ended December 31, 2021.

The Clinical Diagnostics segment sales for the year ended December 31, 2022 were $1.45 billion, a decrease of 4.3% compared to the year ended December 31, 2021. On a currency neutral basis, sales increased 0.4% compared to the year ended December 31, 2021. The currency neutral sales increase was primarily driven by growth in Quality Controls and Blood Typing products, especially in Europe and the Americas, despite supply chain constraints having an impact on instrument placements. The increase in currency neutral sales was partially offset by the impact of COVID lockdowns in China during the second, third, and fourth quarters of 2022. Excluding COVID-related sales, sales increased 1.3% on a currency neutral basis from the year ended December 31, 2021.

Gross margin

Consolidated gross margins were 55.9% for the year ended December 31, 2022 compared to 56.1% for the year ended December 31, 2021. Life Science segment gross margins for the year ended December 31, 2022 decreased by approximately 1.6 percentage points from the year ended December 31, 2021. The decrease in gross margins was primarily driven by higher logistics costs and product mix. The 2021 Life Science margins also benefited from the $31.6 million royalty revenue related to an intellectual property litigation settlement. Clinical Diagnostics segment gross margins for the year ended December 31, 2022 increased by approximately 1.2 percentage points compared to the year ended December 31, 2021. The increase in gross margins was primarily driven by a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021 and the strong US dollar, partially offset by higher logistics costs and product mix.

Selling, general and administrative expense

Consolidated selling, general and administrative expenses (SG&A) decreased to $827.8 million or 29.5% of sales for the year ended December 31, 2022 compared to $877.1 million or 30.0% of sales for the year ended December 31, 2021. The decrease in SG&A was primarily driven by a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021, as well as by lower employee related expenses.

Research and development expense

Consolidated research and development (R&D) expenses decreased to $256.9 million or 9.2% of sales for the year ended December 31, 2022 compared to $260.6 million or 8.9% of sales for the year ended December 31, 2021.  Life Science segment R&D expense increased for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily from increased personnel costs from the Dropworks, Inc. acquisition in October of 2021, and increased investment to complete strategic projects in key investment areas. Clinical Diagnostics segment R&D expense decreased for the year ended December 31, 2022 from the year ended December 31, 2021, primarily due to a one-time restructuring expense related to the 2021 restructuring plan that was announced and recorded in the first quarter of 2021, partially offset by continued investment in new strategic development projects and increased personnel costs from the Curiosity Diagnostics acquisition.

Results of Operations – Non-operating

Interest expense

Interest expense for the years ended December 31, 2022 and 2021 was $38.1 million and $1.6 million, respectively, an increase of $36.6 million compared to the prior year period. The increase was primarily due to the issuance of $1.2 billion Senior Notes in March 2022.

Foreign currency exchange gains and losses

Foreign currency exchange (gains) and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange net gains were $0.2 million for the year ended December 31, 2022 compared to net losses of $2.8 million for the year ended December 31, 2021. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities and loan receivable

(Gains) losses from change in fair market value of equity securities and loan receivable was a loss of $5.19 billion and a gain of $4.93 billion for the years ended December 31, 2022 and 2021, respectively. The change in the fair market value primarily resulted from the recognition of holding losses of $5.07 billion compared to holding gains of $4.92 billion primarily for our investment in Sartorius AG, for the years ended December 31, 2022 and 2021, respectively. In addition, there were losses of $100.6 million and $10.8 million for the years ended December 31, 2022 and 2021, respectively, for the change in fair market value of the Loan entered into with SHB.

Other (income), net

Other (income), net includes investment and dividend income, interest income on our cash and cash equivalents, short-term investments and long-term marketable securities. Other (income), net for the year ended December 31, 2022 increased to $44.6 million compared to $26.8 million for the year ended December 31, 2021. The difference of income of $17.8 million was primarily due to $12.6 million increase in the Sartorius AG dividends declared during the year ended December 31, 2022, compared with the year ended December 31, 2021, and an increase in our investment income primarily attributable to an increase in our investments as a result of cash invested from the $1.2 billion Senior Notes issued in March 2022 and higher interest rates during 2022. This was partially offset by an increase in both, other than temporary impairment losses of $11.1 million and current expected credit losses on loans of $7.5 million in entities in which we have equity method investments.

Effective tax rate

Our effective tax rates were 22.9% and 21.9% for the years ended December 31, 2022 and 2021, respectively. The effective tax rates for the years ended December 31, 2022 and 2021 were primarily driven by the unrealized gain/loss in equity securities that was taxed at 22.5% and 22.4%, respectively, as well as the geographical mix of earnings.

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

As of December 31, 2022, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $22.2 million.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes an Alternative Minimum Tax based on the Adjusted Financial Statement Income of Applicable Corporations. Based on our initial evaluation, we do not believe the Inflation Reduction Act will have a material impact on our income tax provision and cash taxes. We continue to monitor the changes in tax laws and regulations to evaluate their potential impact on our business.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	43.9	43.5
Gross profit	56.1	56.5
Selling, general and administrative expense	30.0	31.4
Research and development expense	8.9	8.6
Net (loss) income	145.6	149.8

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

The Life Science segment sales for the year ended December 31, 2021 were $1.40 billion, an increase of 13.7% compared to the year ended December 31, 2020.  On a currency neutral basis, sales increased 12.0% compared to the year ended December 31, 2020. Currency neutral sales were up in nearly all product lines but were primarily driven by growth in our Western Blotting, Digital PCR, and Process Chromatography products. A significant portion of the Life Science segment growth came from products used to support COVID-19 research and testing. All regions experienced double digit currency neutral sales growth compared to the year ended December 31, 2020.

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

Gross margin

Consolidated gross margins were 56.1% for the year ended December 31, 2021 compared to 56.5% for the year ended December 31, 2020. Life Science segment gross margins for the year ended December 31, 2021 increased by approximately 0.5 percentage points compared to the year ended December 31, 2020, primarily related to increased sales volume, favorable product mix related to higher sales of Digital PCR and Process Chromatography products, and lower production costs. Clinical Diagnostics segment gross margins for the year ended December 31, 2021 decreased by approximately 1.1 percentage points compared to the year ended December 31, 2020. The decrease in the Clinical Diagnostics segment gross margins for the year ended December 31, 2021 was primarily related to the costs associated with the restructuring plan announced in February 2021, partially offset by increased sales for the year ended December 31, 2021.

Selling, general and administrative expense
Consolidated selling, general and administrative expenses (SG&A) increased to $877.1 million or 30.0% of sales for the year ended December 31, 2021 compared to $798.8 million or 31.4% of sales for the year ended December 31, 2020.  The increase to SG&A was primarily related to the restructuring plan announced in February 2021, as well as increased employee related expenses.

Research and development expense

Research and development (R&D) expense increased to $260.6 million or 8.9% of sales for the year ended December 31, 2021 compared to $217.8 million or 8.6% of sales for the year ended December 31, 2020.  R&D expense increased for the year ended December 31, 2021 compared to the year ended December 31, 2020, in both the Life Science and Clinical Diagnostics segment. The increase was primarily from increases in investment in strategic projects and research initiatives, costs related to the restructuring plan announced in February 2021, and higher employee related expenses.
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

Other (income), net

Other (income), net includes investment and dividend income, interest income on our cash and cash equivalents, short-term investments and long-term marketable securities. Other (income), net for the year ended December 31, 2021 increased to $26.8 million compared to $24.5 million for the year ended December 31, 2020. Other (income), net increased primarily due to a $10.1 million increase in the Sartorius AG dividends declared in 2021, and an increase in investment and other income of $3.9 million, partially offset by a gain of $11.7 million on the sale of our Informatics division in 2020.

Effective tax rate

Our effective tax rates were 21.9% and 22.4% for the years ended December 31, 2021 and 2020, respectively. The effective tax rates for the years ended December 31, 2021 and 2020 were primarily driven by the unrealized gain in equity securities that is taxed at approximately 22% as well as the geographic mix of earnings and the taxation of our foreign earnings. Our effective tax rate may be impacted in the future, either favorably or unfavorably, by many factors including, but not limited to, changes in the geographic mix of earnings, changes to statutory tax rates, changes in tax laws or regulations, tax audits and settlements, and generation of tax credits.

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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade. Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world. Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price. Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes. In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement, as amended) that we entered into in April 2019, and to a lesser extent international lines of credit. Borrowings under the Credit Agreement, as amended, are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement, as amended, as of December 31, 2022, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. In March 2022, we issued $400 million aggregate principal amount of 3.3% Senior Notes due 2027, and $800 million aggregate principal amount of 3.7% Senior Notes due 2032. Net cash proceeds from the bond issuance after deducting the underwriting discount and estimated offering expenses was $1.186 billion. Interest on the Notes is payable semiannually in arrears on March 15 and September 15 of each year until the principal is paid or made available for payment. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

At December 31, 2022, we had available $1.8 billion in cash, cash equivalents and short-term investments, of which approximately 13% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

Cash Flows from Operations

Net cash provided by operations was $194.4 million and $669.5 million for the years ended December 31, 2022 and 2021, respectively. The decrease of $475.1 million was primarily due to lower cash received from customers, higher cash paid to suppliers and to employees, higher income taxes paid, and interest paid on the Notes in 2022. These decreases were partially offset by higher proceeds from foreign exchange contracts and higher dividends in 2022 compared to 2021.

Cash flows from operations during the first quarter have historically had larger payments for royalties, fourth quarter sales commissions and annual employee bonuses, and we expect this pattern to recur in the first quarter of 2023.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of cash used for purchases of marketable securities and investments, and acquisitions.

Net cash used in investing activities was $1,207.6 million and $797.4 million for the years ended December 31, 2022 and 2021, respectively. The increase of cash used for investing activities of $410.2 million was primarily attributable to the purchase of marketable securities and investments utilizing the cash proceeds from the sale of the senior notes as described below. The increase was partially offset by a $453.4 million funding for a collateralized loan to Sartorius-Herbst Beteiligungen II GmbH in 2021, lower capital expenditures, and lower net cash outflows for the acquisition of Curiosity in 2022 compared to the acquisition of Dropworks in 2021.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash from the issuance of senior notes.

Net cash provided by financing activities was $973.6 million compared to cash used for financing activities of $55.4 million for the years ended December 31, 2022 and 2021, respectively. This increase was primarily attributable to the net cash proceeds from the Notes. The increase was partially offset by a higher repurchase of our common stock by $165.7 million in 2022 than in 2021 as described below.

Treasury Shares

During the year ended December 31, 2022, 135,744 shares of Class A treasury stock with an aggregate total cost of $58.4 million were reissued to fulfill grants to employees under our restricted stock program. Upon reissuing the Class A treasury stock, a gain of $0.4 million was incurred as they were reissued at a higher price than their average cost, which increased Retained earnings, while $51.8 million reduced Additional paid-in capital.

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

The re-issuance of the treasury stock for the years ended December 31, 2022 and 2021 did not require cash payments or receipts and therefore did not affect liquidity.
During the year ended December 31, 2022, we repurchased 496,692 shares of Class A common stock for $215.7 million under our Share Repurchase Program, compared to the repurchase of 86,506 shares of our common stock for $50.0 million during the year ended December 31, 2021. As of December 31, 2022, $207.4 million of stock remained available for repurchases under the Company's current Share Repurchase Program. We designated these repurchased shares as treasury stock.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

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

Cash Flows from Operations
Net cash provided by operations was $669.5 million and $584.9 million for the years ended December 31, 2021 and 2020, respectively. The net increase between the year ended December 31, 2021 and the year ended December 31, 2020 of $84.6 million was primarily due to higher cash received from customers as a result of the growth in sales, higher Sartorius AG dividends in 2021 compared to 2020, lower interest paid as a result of the repayment of the $425.0 million principal amount of Senior Notes in December 2020, proceeds from forward foreign exchange contracts in 2021 compared to payments for forward foreign exchange contracts in 2020, and higher investment income received in 2021 than in 2020. These increases were partially offset by higher cash paid to suppliers primarily for materials to support the increase in sales, cash paid for employee related expenses such as salaries, bonuses and benefits, and to a lesser extent for employee restructuring programs. The increases were also partially offset by higher income taxes paid.

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

Net cash used in investing activities was $797.4 million and $69.9 million for the years ended December 31, 2021 and 2020, respectively. The increase of $727.5 million was primarily attributable to a $453.4 million funding for a collateralized loan to Sartorius-Herbst Beteiligungen II GmbH, an increase of $204.3 million for net cash outflows from purchases, sales and maturities of marketable securities and investments, higher net cash outflows of $28.9 million for the acquisition of Dropworks, Inc. in 2021 compared to the acquisition of Celsee, Inc. in 2020, net payments of $25.2 million for higher capital expenditures, and proceeds of $12.2 million from a divestiture of a division that was received in 2020 compared to none in 2021.

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

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2022 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$1,210.6	$0.5	$1.0	$400.9	$808.2
Interest payments (1)	$335.2	$43.6	$87.0	$76.4	$128.2
Operating lease obligations (2)	$216.4	$43.6	$68.8	$46.5	$57.5
Purchase obligations (3)	$17.2	$17.1	$0.1	$—	$—
Long-term liabilities (4)	$123.0	$4.6	$35.4	$47.8	$35.2

(1) These amounts represent expected cash payments, primarily from Senior Notes, which are included in our December 31, 2022 consolidated balance sheet. See Note 6 of the consolidated financial statements for additional information about our debt.

(2) Operating lease obligations are described in Note 17 of the consolidated financial statements.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered to Bio-Rad.

(4) These amounts primarily represent recognized long-term obligations for other post-employment benefits and long-term deferred revenue. Excluded from this table are tax liabilities for uncertain tax positions and contingencies in the amount of $74.9 million. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above. See Note 7 of the consolidated financial statements for additional information about our income taxes.

Recent Accounting Pronouncements Adopted

See Note 1 to the consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Risk Management

The main goal of Bio-Rad’s financial risk management program is to reduce the variance in expected cash flows arising from unexpected foreign exchange rate and interest rate changes. Financial exposures are managed through operational means and by using various financial instruments, including cash and investments, borrowings, and forward and spot foreign exchange contracts. No derivative financial instruments are entered into for the purpose of trading or speculation. Company policy requires that all derivative positions are undertaken to manage the risks arising from underlying business activities. We do not have derivative contracts that are designated for hedge accounting treatment. As a result, all derivative instruments are carried at fair value on the balance sheet and changes in fair value are included in reported earnings.

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

Foreign currency exposures are managed and hedged on a centralized basis. This allows for natural offsets and netting of foreign exchange exposures across entities. Where possible, we seek to manage our foreign exchange risk in part through operational means, including matching same-currency revenues to same-currency costs, and same-currency assets to same-currency liabilities. We enter into foreign currency forward contracts to hedge the gains and losses arising from remeasurement of non-US dollar denominated monetary assets and liabilities, primarily cash, accounts receivables and accounts payables. The majority of forward contracts expire within 90 days or less. We record the change in value of our foreign currency denominated cash, receivables and payables as a Foreign exchange (gain) loss on our consolidated statements of income along with the change in fair market value of the forward exchange contract used as an economic hedge of those assets or liabilities.

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates. All other variables were held constant. Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates. A hypothetical 10% depreciation / appreciation of foreign currencies relative to the U.S. dollar would result in an unrealized gain / loss of $43.5 million on our derivative position as of December 31, 2022. The gains or losses on foreign currency forward contracts resulting from changes in currency exchange rates are expected to approximately offset losses or gains on the exposures being hedged. This impact of a change in exchange rates excludes the offset derived from the change in value of the underlying assets and liabilities, which could reduce the adverse effect significantly.

Interest Rate Risk of Debt Instruments.  Bio-Rad centrally manages the short-term cash surpluses and shortfalls of its subsidiaries. Our holdings of variable rate debt instruments at year-end were analyzed to determine their sensitivity to movements in interest rates. Due to the relatively small amount of short-term variable rate debt instruments we have outstanding, there would not be a material impact to earnings or cash flows if interest rates moved adversely by 10%. Our holdings of long-term debt instruments consist primarily of fixed-rate instruments and are thus insulated from interest rate changes. As of December 31, 2022, the overall interest rate risk associated with our debt instruments was not significant.

Share price movement risk associated with our investment in Sartorius. We face financial statement exposure resulting from changes in the market value of our position in Sartorius. A 10% depreciation / appreciation on the quoted stock prices for ordinary and preference shares of Sartorius at December 31, 2022, would result in an approximate loss / gain of $0.85 billion reported in the financial statement line (Gains) losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss) for the year ended December 31, 2022.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio-Rad Laboratories, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Lease Term for Reagent Rental Arrangements

As discussed in Note 1 to the consolidated financial statements, the Company earns revenue from reagent rental agreements with its customers. Each agreement generally includes lease elements subject to the lease accounting standards and non-lease elements subject to the revenue accounting standards. The classification of the lease component as an operating or sales-type lease can impact the timing of revenue recognition and cost attributable to the underlying lease elements. While most reagent rental arrangements contain an option for a lessee to extend or cancel the agreement, or both, the period in which the contract is enforceable is short, and the lease term has been determined to be the noncancelable period. The revenue allocated to the reagent rental lease elements was approximately 3% of total revenue for the year ended December 31, 2022 and it is included as part of Net Sales in the consolidated statements of income (loss).

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
February 17, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio‑Rad Laboratories, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Bio-Rad Laboratories, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Santa Clara, California
February 17, 2023

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$434,215	$470,783
Short-term investments	1,356,457	399,135
Restricted investments	5,560	5,560
Accounts receivable, less allowance for credit losses of $15,029 and $15,142 as of December 31, 2022 and 2021, respectively	494,645	423,537
Inventory	719,316	572,239
Prepaid expenses	124,179	109,136
Other current assets	23,604	10,089
Total current assets	3,157,976	1,990,479

Property, plant and equipment:
Land and improvements	27,805	27,940
Buildings and leasehold improvements	393,620	385,798
Equipment	1,086,595	1,099,741
Total property, plant and equipment	1,508,020	1,513,479
Less: accumulated depreciation and amortization	(1,009,408)	(1,001,840)
Property, plant and equipment, net	498,612	511,639

Operating lease right-of-use assets	180,952	204,798
Goodwill, net	406,488	347,343
Purchased intangibles, net	332,147	253,939
Other investments	8,830,892	14,387,006
Other assets	94,599	104,189
Total assets	$13,501,666	$17,799,393

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	December 31,
	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,041	$141,941
Accrued payroll and employee benefits	194,790	276,986
Current maturities of long-term debt	465	489
Income taxes payable	11,929	10,319
Other taxes payable	20,499	35,980
Current operating lease liabilities	36,336	36,435
Deferred revenue	52,211	50,852
Other current liabilities	117,437	127,936
Total current liabilities	568,708	680,938

Long-term debt, net of current maturities	1,197,716	10,514
Deferred income taxes	1,770,481	3,064,576
Operating lease liabilities	153,597	175,938
Other long-term liabilities	195,912	182,191
Total liabilities	3,886,414	4,114,157

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 25,162,075 and 25,133,530 at 2022 and 2021, respectively; shares outstanding - 24,521,583 and 24,853,986 at 2022 and 2021, respectively	2	2
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued and outstanding - 5,074,130 and 5,078,452 at 2022 and 2021, respectively	1	1
Additional paid-in capital	447,454	441,733
Class A treasury stock at cost, 640,492 shares at 2022 and 279,544 shares at 2021	(263,586)	(106,290)
Retained earnings	9,898,203	13,525,343
Accumulated other comprehensive income (loss)	(466,822)	(175,553)
Total stockholders’ equity	9,615,252	13,685,236
Total liabilities and stockholders’ equity	$13,501,666	$17,799,393

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income (Loss)
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020

Net sales	$2,802,249	$2,922,545	$2,545,626
Cost of goods sold	1,234,919	1,284,449	1,107,739
Gross profit	1,567,330	1,638,096	1,437,887
Selling, general and administrative expense	827,825	877,122	798,798
Research and development expense	256,889	260,638	217,763
Income from operations	482,616	500,336	421,326
Interest expense	38,114	1,551	21,861
Foreign currency exchange (gains) losses, net	(205)	2,753	1,771
(Gains) losses from change in fair market value of equity securities and loan receivable	5,193,554	(4,926,248)	(4,495,825)
Other (income), net	(44,574)	(26,775)	(24,488)
Net income (loss) before income taxes	(4,704,273)	5,449,055	4,918,007
Benefit from (Provision for) income taxes	1,076,738	(1,194,798)	(1,103,778)
Net income (loss)	$(3,627,535)	$4,254,257	$3,814,229

Basic earnings (loss) per share:
Net income (loss) per basic share	$(121.79)	$142.61	$128.13
Weighted average common shares - basic	29,785	29,831	29,768

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$(121.79)	$140.83	$126.47
Weighted average common shares - diluted	29,785	30,208	30,160

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(3,627,535)	$4,254,257	$3,814,229
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(296,028)	(469,088)	371,057
Foreign other post-employment benefits adjustments	20,859	15,099	(3,806)
Net unrealized holding gains (losses) on available-for-sale (AFS) investments	(16,100)	(4,020)	2,553
Other comprehensive income (loss), net of tax	(291,269)	(458,009)	369,804
Comprehensive income (loss)	$(3,918,804)	$3,796,248	$4,184,033

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Cash received from customers	$2,699,401	$2,886,489	$2,531,135
Cash paid to suppliers and employees	(2,408,043)	(2,127,939)	(1,877,344)
Interest paid, net	(24,435)	(2,251)	(21,639)
Income tax payments, net	(158,259)	(134,683)	(65,244)
Dividend proceeds and miscellaneous receipts, net	68,184	35,282	21,488
Proceeds from (payments for) forward foreign exchange contracts, net	17,599	12,566	(3,424)
Net cash provided by operating activities	194,447	669,464	584,972
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(112,782)	(133,746)	(108,564)
Proceeds from dispositions of property, plant and equipment	161	52	70
Proceeds from divestiture of a division	1,360	—	12,240
Payments for acquisitions, net of cash received	(100,746)	(125,516)	(96,655)
Recovery of (payments for) purchases of intangible assets	(1,375)	—	3,414
Payments for investment in loan receivable	—	(453,440)	—
Payments for purchases of marketable securities and investments	(2,060,238)	(851,627)	(248,457)
Proceeds from sales of marketable securities and investments	708,214	425,537	89,734
Proceeds from maturities of marketable securities and investments	357,813	341,359	278,324
Net cash used in investing activities	(1,207,593)	(797,381)	(69,894)
Cash flows from financing activities:
Proceeds from issuance of Notes, net of debt financing costs	1,186,220	—	—
Payments on long-term borrowings	(510)	(3,020)	(426,938)
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	17,560	20,632	20,198
Tax payments from net share settlement	(13,967)	(22,482)	(12,930)
Payments for purchases of treasury stock	(215,679)	(49,998)	(100,004)
Payments of contingent consideration	(48)	(561)	(3,367)
Net cash provided by (used in) financing activities	973,576	(55,429)	(523,041)
Effect of foreign exchange rate changes on cash	2,981	(12,636)	12,427
Net increase (decrease) in cash, cash equivalents and restricted cash	(36,589)	(195,982)	4,464
Cash, cash equivalents and restricted cash at beginning of year	471,133	667,115	662,651
Cash, cash equivalents and restricted cash at end of year	$434,544	$471,133	$667,115

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$434,215	$470,783	$662,205
Restricted cash included in Other current assets	13	14	3,994
Restricted cash included in Other assets	316	336	916
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$434,544	$471,133	$667,115

These restricted cash items are primarily related to performance guarantees and other restricted deposits.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2019	$3	$410,020	$(38,397)	$5,472,564	$(87,348)	$5,756,842
Net income	—	—	—	3,814,229	—	3,814,229
Other comprehensive income, net of tax	—	—	—	—	369,804	369,804
Issuance of common stock	—	7,268	—	—	—	7,268
Stock compensation expense	—	41,556	—	—	—	41,556
Purchase of treasury stock	—	—	(100,004)	—	—	(100,004)
Reissuance of treasury stock	—	(29,468)	38,494	(9,034)	0	(8)
Balance at December 31, 2020	3	429,376	(99,907)	9,277,759	282,456	9,889,687
Net income	—	—	—	4,254,257	—	4,254,257
Other comprehensive loss, net of tax	—	—	—	—	(458,009)	(458,009)
Issuance of common stock	—	(1,850)	—	—	—	(1,850)
Stock compensation expense	—	51,160	—	—	—	51,160
Purchase of treasury stock	—	—	(49,998)	—	—	(49,998)
Reissuance of treasury stock	—	(36,953)	43,615	(6,673)	—	(11)
Balance at December 31, 2021	3	441,733	(106,290)	13,525,343	(175,553)	13,685,236
Net loss	—	—	—	(3,627,535)	—	(3,627,535)
Other comprehensive loss, net of tax	—	—	—	—	(291,269)	(291,269)
Issuance of common stock	—	(3,373)			—	(3,373)
Stock compensation expense	—	60,917	—	—	—	60,917
Purchase of treasury stock	—	—	(215,679)	—	—	(215,679)
Reissuance of treasury stock	—	(51,823)	58,383	395	—	6,955
Balance at December 31, 2022	$3	$447,454	$(263,586)	$9,898,203	$(466,822)	$9,615,252

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

Immaterial Correction to Previously Issued Consolidated Financial Statements

During the fourth quarter of 2022, we determined that an error existed in our previously issued consolidated financial statements. Specifically, we identified certain software development costs that were expensed prior to and during 2020, 2021 and 2022 which should have been capitalized in accordance with Accounting Standards Codification 350, Intangibles – Goodwill and Other (“ASC 350”). The error was evaluated under the U.S. Securities and Exchange Commission's ("SEC's") authoritative guidance on evaluating the materiality of prior period misstatements to the Company’s financial statements. We evaluated the error and concluded that it was not quantitatively or qualitatively material to the previously issued annual or interim consolidated financial statements. Although the error was not material to any period, we revised the accompanying historical consolidated financial statements for the years ended December 31, 2021 and 2020 to reflect the internal-use software capitalization and related amortization for comparative purposes.

The effect of the revision to our consolidated balance sheet as of December 31, 2021 was as follows (in millions):

	December 31, 2021
	As reported	Adjustment	As revised
Consolidated Balance Sheet:
Prepaid expenses	$107.7	$1.4	$109.1
Property, plant and equipment, net	491.0	20.7	511.7
Other assets	102.7	1.5	104.2
Deferred income taxes	3,059.1	5.5	3,064.6
Retained earnings	13,507.2	18.1	13,525.3

The effect of the revision to our consolidated statements of income (loss) and consolidated statements of cash flows for the years ended December 31, 2021 and 2020 were as follows (in millions, except per share data):

	Year Ended December 31, 2021
	As reported	Adjustment	As revised
Consolidated Statements of Income (Loss):
Cost of goods sold	$1,281.9	$2.6	$1,284.5
Selling, general and administrative expense	879.6	(2.5)	877.1
Research and development expense	271.7	(11.1)	260.6
Income from operations	489.4	10.9	500.3
Benefit from (provision for) income taxes	(1,192.2)	(2.6)	(1,194.8)
Net income (loss)	4,245.9	8.4	4,254.3
Net income (loss) per basic share	142.33	0.28	142.61
Net income (loss) per diluted share	140.56	0.27	140.83

	Year Ended December 31, 2021
	As reported	Adjustment	As revised
Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$656.5	$13.0	$669.5
Net cash used in investing activities	(784.4)	(13.0)	(797.4)

	Year Ended December 31, 2020
	As reported	Adjustment	As revised
Consolidated Statements of Income (Loss):
Cost of goods sold	$1,107.8	$(0.1)	$1,107.7
Selling, general and administrative expense	800.3	(1.5)	798.8
Research and development expense	226.6	(8.8)	217.8
Income from operations	411.0	10.4	421.3
Benefit from (provision for) income taxes	(1,101.4)	(2.4)	(1,103.8)
Net income (loss)	3,806.3	8.0	3,814.2
Net income (loss) per basic share	127.86	0.27	128.13
Net income (loss) per diluted share	126.20	0.27	126.47

	Year Ended December 31, 2020
	As reported	Adjustment	As revised
Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$575.3	$9.6	$585.0
Net cash used in investing activities	(60.3)	(9.6)	(69.9)

In addition, the revision effected prior year amounts disclosed in Note 7, Income Taxes; Note 12, Supplemental Cash Flow Information; Note 15, Segment Information and Note 18 Quarterly Financial Data (Unaudited).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less which are readily convertible into cash.

Short-term Restricted Investments

Short-term restricted investments of $5.6 million at both December 31, 2022 and 2021 represent a money market fund that is provided as collateral to secure worker's compensation and general liability insurance.

Available-for-Sale Investments

Available-for-sale investments consist of corporate obligations, municipal securities, asset backed securities and U.S. government sponsored agencies. Management classifies investments at the time of purchase and reevaluates such classification at each balance sheet date. Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data. Unrealized gains and losses are reported as a component of other comprehensive income (loss), net of any related tax effect. Realized gains and losses and other-than-temporary impairments on investments are included in Other (income), net (see Note 11).

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

Accounts Receivable and Allowance for Credit Losses

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

Changes in our allowance for credit losses were as follows (in millions):

December 31,	2022	2021	2020
Beginning balance	$15.1	$19.8	$20.2
Provision for expected credit losses	1.7	1.4	1.2
Write-offs charged against the allowance	(1.9)	(6.4)	(1.6)
Recoveries collected	0.1	0.3	—
Ending balance	$15.0	$15.1	$19.8

Inventory

Inventories are valued at the lower of cost and net realizable value and include material, labor and overhead costs. Cost is determined using standard costs, which approximate actual costs, and are relieved from inventory on a first-in, first-out or average cost basis. We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle (1 – 3 years depending on our product line) is classified as long-term on our consolidated balance sheets. The long-term inventory was immaterial as of December 31, 2022 and 2021.

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

Internal-Use Software Development Costs

Costs incurred in the development of internal use software during the application development stage are capitalized and included in Property, plant and equipment, net on the consolidated balance sheets. Such capitalized costs include costs directly associated with the development of the applications. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point the project is substantially complete and is ready for its intended purpose. Internal-use software is amortized on a straight-line basis over the estimated useful life of between 3-5 years. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

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
Tradenames 6 – 10 years
Covenants not to compete 3 – 10 years

Intangible assets with indefinite lives, which include only goodwill and in-process research and development assets, are recorded at cost and evaluated at least annually for impairment.

Impairment of Long-Lived Assets

We review long-lived assets, such as property, plant and equipment and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of property, plant and equipment, and other finite-lived intangible assets are measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying values. If an asset is considered impaired, it is written down to its fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable.

There were no impairments of finite-lived intangible assets for the years ended December 31, 2022, 2021 and 2020.

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

We have two reporting units, which are the operating segments, Life Science and Clinical Diagnostics. We elected to perform a qualitative assessment of goodwill and determined that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts and that goodwill is not impaired for any of our reporting units.

Impairment of Indefinite-Lived Intangible Assets

For indefinite-lived intangible assets such as in-process research and development, we conduct an impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist. We first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of each of the in-process research and development assets exceeds its fair value. The qualitative assessment requires the consideration of factors such as adverse macroeconomic conditions, declining market and industry trends in which the company operates, rising cost factors including inflation, and changes in projected future cash flows. If we determine it is more likely than not that the fair value is less than its carrying amount of the in-process research and development assets, a quantitative assessment is performed. The quantitative assessment compares the fair value of the in-process research and development assets to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized for the excess. We elected to perform a qualitative assessment of indefinite-lived intangible assets and determined that it is not more likely than not that the fair value is less than its carrying amount and that in-process research and development are not impaired.

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

We enter into contracts that can include various combinations of products and services, which are generally accounted for as distinct performance obligations. A product or service is considered distinct if it is separately identifiable from other deliverables in the arrangement and if a customer can benefit from such product or service on its own or with other resources that are readily available to the customer. The transaction consideration is allocated between separate performance obligations of an arrangement based on the stand-alone selling price (“SSP”) for each distinct product or service.

We recognize revenue from product sales at the point in time when we have satisfied our performance obligation by transferring control of the product to the customer. We use judgment to evaluate whether and when control has transferred and consider the right to payment, legal title, physical possession, risks and rewards of ownership, and customer acceptance if it is not a formality, as indicators to determine the transfer of control to the customer. For products that include installation, the product and installation are separate performance obligations. The product revenue is recognized when control has transferred to the customer, generally upon delivery, and installation service revenue is recognized when the product installation is completed.

Prior to the fourth quarter of 2022, revenue associated with equipment that required installation service was not recognized until customer acceptance was obtained which was after installation was completed. During the fourth quarter of 2022, we reassessed our customer acceptance criteria and determined that revenue associated with equipment that required installation should have been recognized upon delivery, prior to installation and customer acceptance. We evaluated the error and concluded that it was not material to the previously issued annual or interim consolidated financial statements.

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

Reagent Rental Agreements
Our reagent rental agreements provide our customers the ability to use an instrument and consumables (reagents) on a per test basis. These agreements may also include maintenance of the instruments placed at customer locations as well as initial training. We initially determine if a reagent rental arrangement contains a lease at contract commencement. Where we have determined that such an arrangement contains a lease, we then determine the lease classification as operating or sales-type lease. The lease term used in performing the lease classification test, includes the noncancellable period of the lease together with those periods covered by lease extension options if the customer is reasonably certain to exercise that option, the periods covered by lease termination options if the customer is reasonably certain to not exercise that option, and the periods covered by the option to extend (or to not terminate) the lease when exercise of such option is controlled by the Company. The assessment of the lease term for reagent rental agreements, including the impact from any associated contractual termination penalties, are subject to an estimation process. While most of our reagent rental arrangements contain either the option for a lessee to extend and/or cancel the agreement, the period in which the contract is enforceable is very short so the lease term has been limited to the noncancellable period. Generally, these arrangements do not contain an option for the lessee to purchase the underlying asset.

We concluded that the use of the instrument (referred to as “lease elements”) in our reagent rental agreements is not governed by the revenue recognition guidance of ASC 606 but instead is addressed by the lease guidance in ASC 842. Accordingly, we first allocate the transaction price between the lease elements and the non-lease elements based on relative standalone selling prices. The determination of the transaction price requires judgment and consideration of any fixed/minimum payments as well as estimates of variable consideration. After we have allocated the transaction price to the lease and non-lease elements, the amount of variable payments allocated to such elements are recognized as income in accordance with ASC 842 or ASC 606, as applicable.

Maintenance services, along with the reagents, are allocated to the non-lease elements and recognized as income over time as control is transferred. Maintenance services are recognized ratably over the period whereas reagents revenue is recognized upon transfer of control when either (i) the consumables are delivered or (ii) the consumables are consumed by the customer.

Our reagent rental arrangements are predominantly comprised of variable lease payments that fluctuate depending on the volume of reagents purchased, as such arrangements generally do not contain any fixed or minimum lease payments. Our reagent rental arrangements are predominantly classified as operating leases and any sales-type leases have historically been immaterial and we do not enter into direct finance leases. Our reported lease income is primarily variable in nature and is recognized upon delivery or as the reagents are consumed by the customer.

Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% of total revenue in 2022, 2% of total revenue in 2021 and 3% of total revenue in 2020. Such revenue forms part of the Net sales in our consolidated statements of income (loss).
Contract costs:
As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our consolidated statements of income.
Disaggregation of Revenue:
The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 15).
Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements including installation services. The deferred revenue balance at December 31, 2022 and December 31, 2021 was $71.9 million and $71.0 million, respectively. The short-term deferred revenue balance at December 31, 2022 and December 31, 2021 was $52.2 million and $50.9 million, respectively.

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

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the consolidated balance sheets. Change in our warranty liability were as follows (in millions):

	2022	2021	2020
January 1	$12.7	$9.8	$9.0
Provision for warranty	8.8	14.8	9.4
Actual warranty costs	(10.9)	(11.9)	(8.6)
December 31	$10.6	$12.7	$9.8

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

Share-Based Compensation Plans

Share-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. Forfeitures are recognized as they occur. These plans are described more fully in Note 10.

Earnings (Loss) Per Share

We compute net income (loss) per share of Class A Common Stock (Class A) and Class B Common Stock (Class B) using the two-class method required for participating securities. Our participating securities include Class A and Class B. Each share of Class A and Class B participates equally in earnings and losses, but may not participate equally in dividend distributions. No dividends were distributed or declared during any of the periods presented. Earnings (loss) is attributable equally to each share of Class A and Class B common stock and is determined based on the weighted average number of the respective class of common stock outstanding for the year.

Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) attributable to Bio-Rad by the weighted average number of common shares outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options, restricted stock and performance stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding. Potential common shares are excluded from the diluted earnings (loss) per share calculation if the effect of including such securities would be anti-dilutive.

The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the diluted earnings (loss) per share calculation are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Basic weighted average shares common outstanding	29,785	29,831	29,768
Effect of potentially dilutive stock options, restricted
stock and performance stock awards	—	377	392
Diluted weighted average common shares outstanding	29,785	30,208	30,160
Anti-dilutive shares	325	33	44
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

Equity Investments

Investments in publicly traded companies in which we do not have the ability to exercise significant influence are reported at fair value, with unrealized gains and losses reported as a component of change in (gains) losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income. Companies in which we do not have a controlling financial interest, but over which we have significant influence, are accounted for using the equity method. Our share of the after-tax earnings of equity method investees is included in Other (income), net in our consolidated statements of income. Investments in privately held companies in which we do not have the ability to exercise significant influence are accounted for using the cost method with adjustments for observable changes in price or impairments (see Note 3). We monitor our relationships with investees when changes occur that could affect whether we have the ability to exercise significant influence.

Recent Accounting Pronouncements Adopted

In November 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-10, "Government Assistance." The ASU includes tax credits but not within Topic 740, "Income Taxes," cash grants, grants of other assets and project grants. The ASU excludes transactions in which a government is a customer within Topic 606, "Revenue from Contracts with Customers." The ASU was effective for fiscal years beginning after December 15, 2021. The adoption of ASU 2021-10 did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. Under this approach, the acquirer applies the revenue model as if it had originated the contracts. This is a departure from the current requirement to measure contract assets and contract liabilities at fair value. ASU 2021-08 is applied to business combinations occurring on or after January 1, 2023. We early adopted ASU 2021-08 on January 1, 2022, which did not have a material impact on our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” ASU 2022-03 clarifies the guidance in Topic 820, "Fair Value Measurement," and uses two examples to differentiate between (1) a restriction that is a characteristic of the security (for which the effect of the restriction is included in the equity security’s fair value because it is a security-specific characteristic) and (2) a contractual sale restriction (for which the effect of the restriction is not included in the equity security’s fair value because it is an entity-specific characteristic). In addition, the amendments clarify that an entity cannot recognize a contractual sale restriction as a separate unit of account (i.e. as a contra-asset or separate liability); and require new disclosures for all entities with equity securities subject to contractual sale restrictions. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and early adoption is permitted for both interim and annual financial statements. We early adopted ASU 2022-03 during the third quarter of 2022, which did not have a material impact on our consolidated financial statements.

2.    ACQUISITIONS

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

The fair value of consideration transferred for the Curiosity acquisition consists of the following (in millions):

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

As additional information becomes available, such as finalization of the estimated fair value of the assets acquired and liabilities assumed that may affect the total consideration transferred, we may revise the preliminary estimates of fair values of the tangible and intangible assets acquired and liabilities assumed during the remainder of the measurement period (which will not exceed 12 months from the Acquisition Date). Any such revisions or changes may be material as we finalize the fair values of the assets acquired and liabilities assumed, including the related tax effects.

We included Curiosity's estimated fair value of assets acquired and liabilities assumed in our consolidated balance sheets beginning on the Acquisition Date. The results of operations for Curiosity subsequent to the Acquisition Date have been included in, but are immaterial to, our consolidated statements of income (loss) for the year ended December 31, 2022. Pro forma results of operations for the Curiosity acquisition have not been presented because they are not material to the consolidated statements of income (loss).

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

The acquisition of Dropworks was accounted for as a business combination.

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

The following table summarizes the final fair values and estimated useful life of the components of identifiable intangible assets acquired as of the Acquisition Date (in millions):

	Fair Value	Estimated Useful Life (years)
In-process research and development	$81.7
Covenants not to compete	1.9	4.7
Total identifiable intangible assets acquired	$83.6

The acquired covenants not to compete are being amortized over its estimated useful life using the straight-line method of amortization, which is the term based on the legal rights associated with the covenants not to compete asset. Amortization of the acquired covenants not to compete of $0.4 million and $0.1 million for the years ended December 31, 2022 and December 31, 2021, respectively, are included in Selling, general and administrative expense in the consolidated statements of income (loss).

In-process research and development (IPR&D) is accounted for as an indefinite-lived asset. Once the project is completed, the carrying value of the IPR&D will be amortized over the estimated useful life of the asset. IPR&D is assessed for impairment on an annual basis until the project is completed.

We included Dropworks' estimated fair value of assets acquired and liabilities assumed in our consolidated balance sheets beginning on the Acquisition Date. The results of operations for Dropworks subsequent to the Acquisition Date have been included in, but are immaterial to, our consolidated statements of income (loss) for the years ended December 31, 2022 and December 31, 2021. Pro forma results of operations for the Dropworks acquisition have not been presented because they are not material to the consolidated statements of income (loss).

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2022 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$21.1	$—	$21.1
Time deposits	5.7	—	—	5.7
Asset-backed securities	—	1.4	—	1.4
U.S. government sponsored agencies	—	6.0	—	6.0
Money market funds	31.5	—	—	31.5
Total cash equivalents (a)	37.2	28.5	—	65.7
Restricted investments (b)	6.8	—	—	6.8
Equity Securities (c)	8,530.4	—	—	8,530.4
Loan under the fair value option (d)	—	—	322.6	322.6
Available-for-sale investments:
Corporate debt securities	—	699.3	—	699.3
U.S. government sponsored agencies	—	230.7	—	230.7
Foreign government obligations	—	13.5	—	13.5
Municipal obligations	—	23.1	—	23.1
Asset-backed securities	—	333.4	—	333.4
Total available-for-sale investments (e)	—	1,300.0	—	1,300.0
Forward foreign exchange contracts (f)	—	1.5	—	1.5
Total financial assets carried at fair value	$8,574.4	$1,330.0	$322.6	$10,227.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$6.2	$—	$6.2
Contingent consideration (h)	—	—	35.6	35.6
Total financial liabilities carried at fair value	$—	$6.2	$35.6	$41.8

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2021 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$39.8	$—	$39.8
Time deposits	7.2	10.1	—	17.3
Asset-backed securities	—	0.1	—	0.1
Foreign government obligations	—	0.8	—	0.8
Municipals obligations	—	0.3	—	0.3
U.S. government sponsored agencies	—	$33.6	—	33.6
Money market funds	50.7	—	—	50.7
Total cash equivalents (a)	57.9	84.7	—	142.6
Restricted investments (b)	6.9	—	—	6.9
Equity securities (c)	13,977.5	—	—	13,977.5
Loan under the fair value option (d)	—	—	443.1	443.1
Available-for-sale investments:
Corporate debt securities	—	182.3	—	182.3
U.S. government sponsored agencies	—	44.3	—	44.3
Foreign government obligations	—	1.0	—	1.0
Other foreign obligations	—	3.8	—	3.8
Municipal obligations	—	9.0	—	9.0
Asset-backed securities	—	87.3	—	87.3
Total available-for-sale investments (e)	—	327.7	—	327.7
Forward foreign exchange contracts (f)	—	1.7	—	1.7
Total financial assets carried at fair value	$14,042.3	$414.1	$443.1	$14,899.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$2.8	$—	$2.8
Total financial liabilities carried at fair value	$—	$2.8	$—	$2.8

(a) Cash equivalents are included in Cash and cash equivalents in the consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2022	December 31, 2021
Restricted investments	$5.6	$5.6
Other investments	1.2	1.3
Total	$6.8	$6.9

(c) Equity securities are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2022	December 31, 2021
Short-term investments	$56.5	$71.4
Other investments	8,473.9	13,906.1
Total	$8,530.4	$13,977.5

(d) The Loan under the fair value option is included in Other investments in the consolidated balance sheets.

(e) Available-for-sale investments are included in Short-term investments in the consolidated balance sheets.

(f) Forward foreign exchange contracts in an asset position are included in Other current assets in the consolidated balance sheets.

(g) Forward foreign exchange contracts in a liability position are included in Other current liabilities in the consolidated balance sheets.

(h) Contingent considerations in a liability position are included in Other long-term liabilities in the consolidated balance sheets.

Level 1 Fair Value Measurements

As of December 31, 2022, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We did not purchase any incremental shares for the years ended December 31, 2022 and 2021. We own approximately 37% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of December 31, 2022. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The change in fair market value on our investment in Sartorius for the twelve months ended December 31, 2022 was $5.07 billion loss and is recorded in our consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of December 31, 2022 and 2021, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$709.9	$0.2	$(10.8)	—	$699.3
Municipal obligations	23.4	—	(0.3)	—	23.1
Asset-backed securities	339.6	0.1	(6.3)	—	333.4
U.S. government sponsored agencies	233.9	—	(3.2)	—	230.7
Foreign government obligations	13.8	—	(0.3)	—	13.5
	$1,320.6	$0.3	$(20.9)	$—	$1,300.0

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2022 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$323.9	$321.4
Mature in one to five years	834.9	820.8
Mature in more than five years	161.8	157.8
Total	$1,320.6	$1,300.0

Available-for-sale investments consist of the following (in millions):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$181.9	$0.5	$(0.2)	$182.2
Municipal obligations	9.0	—	—	9.0
Asset-backed securities	87.5	0.1	(0.2)	87.4
U.S. government sponsored agencies	44.3	—	—	44.3
Foreign government obligations	1.0	—	—	1.0
Other foreign obligations	3.8	—	—	3.8
Total	$327.5	$0.6	$(0.4)	$327.7

As of December 31, 2022 there were no significant continuous unrealized losses greater than 12 months.

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

At December 31, 2022, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of December 31, 2022.
Included in Other current assets are $11.6 million and $2.2 million of interest receivable as of December 31, 2022 and December 31, 2021, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the year ended December 31, 2022, write-offs of uncollected interest receivable were not material.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts. As a result, these contracts, generally with maturity dates of 90 days or less, are recorded at their fair value at each balance sheet date. The notional amounts provide one measure of foreign exchange exposures as of December 31, 2022 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates and forward points from Refinitiv on the last business day of the quarter. The resulting gains or losses from foreign exchange contracts offset gains or losses from foreign currency remeasurement of the related receivables and payables, both of which are included in Foreign currency exchange (gains) losses, net in the consolidated statements of income (loss).

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2022
Contracts maturing in January through March 2023 to sell foreign currency:
Notional value	$723.4
Unrealized gain/(loss)	$(3.7)
Contracts maturing in January through March 2023 to purchase foreign currency:
Notional value	$128.9
Unrealized gain/(loss)	$(1.0)

Included in Other investments in the consolidated balance sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying value of these investments was $6.5 million as of December 31, 2022 and 2021.

Also included in Other investments in the consolidated balance sheet are our equity method investments, for which our share of the equity method investees earnings is included in Other (income), net in our consolidated statements of income (loss). The carrying value of these investments, net of impairments, was $26.7 million and $29.9 million as of December 31, 2022 and December 31, 2021, respectively.

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II Gmbh ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (“Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (gains) losses from change in fair value of equity securities and loan receivable in our consolidated statements of income (loss). The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the twelve months ended December 31, 2022 was $100.6 million, which includes $25.6 million for the change in fair market value for the Loan and $75.0 million for the change in fair market value of the value appreciation right. The decrease in the fair market value of the value appreciation right was due to a decline in the value of the Sartorius ordinary shares. As of December 31, 2022, the €400.0 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2021	$443.1
Net decrease in estimated fair market value of the loan included in Gains (losses) in fair market value of equity securities and loan receivable	(100.6)
Foreign currency adjustments gains (losses), net	(19.9)
December 31, 2022	$322.6

During the third quarter of 2022, we recognized a contingent consideration liability upon our acquisition of Curiosity which represents future potential payments of up to $70.0 million payable in cash upon the achievement of certain technological development and revenue milestones, commencing on the Acquisition Date through June 30, 2027. At the Acquisition Date, the fair value of the contingent consideration of $36.1 million was determined by using a probability-weighted income approach related to the achievement of the technological development and revenue milestones. The significant assumptions used to estimate the fair value of the contingent consideration include an estimate of the probability of achievement and the discount rate. The probability of achievement is subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected probability of achievement may result in a higher fair value, whereas a decrease in expected probability of achievement may result in a lower fair value. The fair value of the contingent consideration is remeasured at each reporting period based on the assumptions and inputs on the date of remeasurement. The contingent consideration was recorded at its estimated fair value of $35.6 million as of December 31, 2022.

The following table provides a reconciliation of the Level 3 Curiosity contingent consideration liability measured at estimated fair value (in millions):

January 1, 2022	$—
Acquisitions with contingent consideration	36.1
Decrease in estimated fair value of contingent consideration included in Selling, general, and administrative expense	(0.5)
December 31, 2022	$35.6

The following table provides quantitative information about Level 3 inputs for fair value measurement of our Curiosity contingent consideration liability as of December 31, 2022. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input	Percentage
Curiosity Diagnostic	Probability-weighted income approach	Discount rate	5.4%

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2022			2021
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$333.3	$349.2	$682.5	$277.9	$349.2	$627.1
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	55.8	347.3	236.1	55.8	291.9

Acquisitions (see Note 2)	—	55.9	55.9	55.4	—	55.4
Foreign currency adjustments	—	3.3	3.3	—	—	—
Period increase, net	—	59.2	59.2	55.4	—	55.4

Balances as of December 31:
Goodwill	333.3	408.4	741.7	333.3	349.2	682.5
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	$291.5	$115.0	$406.5	$291.5	$55.8	$347.3

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	December 31, 2022
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.02	$104.7	$(89.9)	$14.8
Know how	2.75	166.2	(153.9)	12.3
Developed product technology	12.83	211.1	(121.6)	89.5
Licenses	5.84	59.0	(38.5)	20.5
Tradenames	6.56	6.1	(4.5)	1.6
Covenants not to compete	3.13	6.4	(4.0)	2.4
Total finite-lived intangible assets		553.5	(412.4)	141.1
In-process research and development		191.0	—	191.0
Total purchased intangible assets		$744.5	$(412.4)	$332.1

	December 31, 2021
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.27	$111.8	$(90.7)	$21.1
Know how	3.75	171.6	(154.9)	16.7
Developed product technology	13.42	215.6	(115.6)	100.0
Licenses	6.79	64.9	(40.6)	24.3
Tradenames	7.33	6.3	(4.4)	1.9
Covenants not to compete	3.78	6.5	(2.9)	3.6
Total finite-lived intangible assets		576.7	(409.1)	167.6
In-process research and development		86.3	—	86.3
Total purchased intangible assets		$663.0	$(409.1)	$253.9

Amortization expense related to purchased intangible assets for the years ended December 31, 2022, 2021 and 2020 was $24.9 million, $28.4 million and $27.5 million, respectively. Estimated future amortization expense (based on existing purchased finite-lived intangible assets) for the years ending December 31, 2023, 2024, 2025, 2026, 2027 and thereafter is $23.5 million, $20.7 million, $18.8 million, $13.8 million, $11.5 million, and $52.8 million, respectively.

No impairment losses related to goodwill and purchased intangibles were recorded in 2022 and 2021.

5.    INVENTORY

Following are the components of Inventory at December 31, 2022 and December 31, 2021 (in millions):

	December 31, 2022	December 31, 2021
Inventory:
Raw materials	228.8	116.9
Work in process	220.9	198.0
Finished goods	269.6	257.3
Total Inventory	$719.3	$572.2

6.    NOTES PAYABLE AND LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	December 31, 2022	December 31, 2021
3.3%, Senior Notes due 2027	$400.0	$—
3.7%, Senior Notes due 2032	800.0	—
Less unamortized discounts and debt issuance costs	(12.4)	—
Long-term debt less unamortized discounts and debt issuance costs	1,187.6	—
Finance leases and other debt	10.6	11.0
Less current maturities	(0.5)	(0.5)
Long-term debt	$1,197.7	$10.5

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $207.5 million available for borrowing and usage as of December 31, 2022, which was reduced by $4.3 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations.

Senior Notes due 2027 and 2032

In March 2022, pursuant to an indenture we issued $400.0 million in principal amount of Senior Notes due March 2027 (the “2027 Notes”) and $800.0 million in principal amount of Senior Notes due March 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Notes”). The issuance of the 2027 Notes yielded net cash proceeds of $395.7 million at an effective rate of 3.5346% and the issuance of the 2032 Notes yielded net cash proceeds of $790.5 at an effective rate of 3.8429%. The 2027 Notes and the 2032 Notes pay a fixed rate of interest of 3.3% and 3.7% per annum, respectively. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year until the principal is paid or made available for payment. We have the option to redeem the Notes at any time, in whole or in part, at a redemption price calculated in accordance with the indenture, plus accrued and unpaid interest thereon to the redemption date. In the event of a change of control, the holders may require us to repurchase for cash all or a portion of their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. Our obligations under the Notes are unsecured senior obligations that rank equally in right of payment with all of our other existing and future unsecured, unsubordinated debt. The Notes include covenants that limit our ability to, among other things, (i) grant specified liens, (ii) engage in specified sale and leaseback transactions, (iii) consolidate or merge with or into other companies or (iv) sell all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2022.

Credit Agreement

In April 2019, Bio-Rad entered into a $200.0 million unsecured revolving credit facility ("Credit Agreement"). Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. In November 2021 and April 2022, Bio-Rad entered into Amendments No. 1 and 2 (“Amendment”) to the Credit Agreement to add LIBOR replacement language, expand the definition of EBITDA, increase certain financial baskets and to clarify the definitions of certain terms related to cash in the Leverage Ratio calculation. We had no outstanding borrowings under the Credit Agreement as of December 31, 2022; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of December 31, 2022. The Credit Agreement matures in April 2024. If we had borrowed against our Credit Agreement, the borrowing rate would have been 6.020% at December 31, 2022, which is based on the 3-month LIBOR.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as certain restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens. We were in compliance with all of these ratios and covenants as of December 31, 2022 and 2021.

Maturities of finance leases and other debt at December 31, 2022 were as follows (in millions):

2023	$0.5
2024	0.5
2025	0.5
2026	0.5
2027	400.4
2028 and thereafter	808.2
Total Maturities of finance leases and other debt	$1,210.6

7. INCOME TAXES

The following information for the year ended and as at December 31, 2021 and 2020 have been revised to correct for immaterial errors in prior periods as described in Note 1, “Immaterial Correction to Previously Issued Financial Statements.”

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
U.S.	$(2,403.4)	$2,941.8	$2,350.1
International	(2,300.9)	2,507.3	2,567.9
Income (loss) before taxes	$(4,704.3)	$5,449.1	$4,918.0

The (benefit from) provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Current tax expense:
U.S. Federal	$112.8	$72.4	$69.9
State	20.1	9.2	12.0
International	24.1	32.6	22.3
Current tax expense	157.0	114.2	104.2
Deferred tax (benefit) expense:
U.S. Federal	(1,121.3)	983.5	895.6
State	(83.6)	69.3	54.3
International	(36.7)	32.1	31.5
Deferred tax expense	(1,241.6)	1,084.9	981.4
Non-current tax expense (benefit)	7.9	(4.3)	18.2
(Benefit from) provision for income taxes	$(1,076.7)	$1,194.8	$1,103.8

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
U. S. statutory tax rate	21.0%	21.0%	21.0%
Impact of foreign operations	(10.0)	(8.6)	(9.8)
U.S. taxation of foreign income	10.5	8.9	10.1
State taxes	1.1	1.3	1.1
Other	0.3	(0.7)	—
Provision (benefit) for income taxes	22.9%	21.9%	22.4%

On December 22, 2017, the U.S. enacted comprehensive tax legislation (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including the imposition of a one-time mandatory deemed repatriation tax (“Transition Tax”) on certain earnings accumulated offshore since 1986 and the reduction of the corporate tax rate from 35% to 21% for U.S. taxable income, resulting in a one-time remeasurement of U.S. federal deferred tax assets and liabilities. The Tax Act also amended Internal Revenue Code Section 174 requiring capitalization of research and experimentation expenditures. The capitalized expenses are amortized over a period of 5 or 15 years.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes an Alternative Minimum Tax based on the Adjusted Financial Statement Income of Applicable Corporations. Based on our initial evaluation, we do not believe the Inflation Reduction Act will have a material impact on our income tax provision and cash taxes. We continue to monitor the changes in tax laws and regulations to evaluate their potential impact on our business.

Our effective income tax rates were 22.9%, 21.9% and 22.4% for the years ended December 31, 2022, 2021 and 2020, respectively. The effective tax rates for the years ended December 31, 2022, 2021 and 2020 were primarily driven by the unrealized gain/loss in equity securities that was taxed at 22.5%, 22.4% and 22.1%, respectively, as well as the geographic mix of earnings.

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

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Bad debt, inventory and warranty accruals	$30.8	$32.0
Other post-employment benefits, vacation and other reserves	15.7	23.8
Tax credit and net operating loss carryforwards	128.2	104.5
Lease obligations	40.8	46.6
Other	53.2	65.0
Total gross deferred tax assets	268.7	271.9
Valuation allowance	(72.8)	(46.4)
Total deferred tax assets	195.9	225.5
Deferred tax liabilities:
Property and equipment	39.5	40.7
Lease assets	38.7	44.5
Investments and intangible assets	1,842.8	3,155.7
Total deferred tax liabilities	1,921.0	3,240.9
Net deferred tax liabilities	$(1,725.1)	$(3,015.4)

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our state and foreign deferred tax assets will not be realized as of December 31, 2022, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our deferred tax assets in certain states and foreign jurisdictions increased by $26.4 million for the year ended December 31, 2022.

The valuation allowance for deferred tax assets is as follows (in millions):

	December 31,
	2022	2021	2020
Beginning balance	$46.4	$44.6	$67.2
Additions charged to expenses	26.4	1.8	—
Deductions from reserves	—	—	(22.6)
Ending balance	$72.8	$46.4	$44.6

As of December 31, 2022, our federal, state and foreign net operating loss carryforwards were approximately $30.3 million, $83.4 million and $345.6 million, respectively. Of our foreign net operating losses, $127.3 million may be carried forward indefinitely. The majority of the remaining foreign net operating losses, if not utilized, will begin to expire in 2023. Our federal and state net operating loss carryforwards, if not utilized, will begin to expire in 2028. As of December 31, 2022, our federal and state tax credit carryforwards were approximately $6.7 million and $70.7 million, respectively. Our federal tax credits, if not utilized, will begin to expire in 2029, and our state tax credits, generally, may be carried forward indefinitely.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2022	2021	2020
Unrecognized tax benefits – January 1	$61.9	$55.8	$39.2
Additions to tax positions related to prior years	18.1	3.2	14.0
Reductions to tax positions related to prior years	(0.2)	(2.1)	(1.5)
Additions to tax positions related to the current year	9.8	18.1	3.4
Settlements	(2.2)	(2.4)	—
Lapse of statute of limitations	(0.8)	(10.8)	(0.6)
Foreign currency adjustments	(1.1)	0.1	1.3
Unrecognized tax benefits – December 31	$85.5	$61.9	$55.8

Bio-Rad recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the cumulative amount of accrued interest and penalties as of December 31, 2022, 2021 and 2020 was $6.7 million, $11.8 million and $14.3 million, respectively. Bio-Rad accrued interest and penalties of $(1.1) million, $(2.5) million, and $2.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Accrued interest as of December 31, 2022 was also reduced by $3.5 million related to the settlement of a foreign audit. The total unrecognized tax benefits and interest and penalties of $92.2 million as of December 31, 2022 was partially offset by deferred tax assets of $17.3 million and prepaid taxes of $7.8 million, for a net amount of $67.1 million.

As of December 31, 2022, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $22.2 million. Substantially all such amounts will impact our effective income tax rate if recognized.

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs. The determination of the amount of the unrecognized deferred tax liability for foreign earnings that are indefinitely reinvested is not practicable to estimate.

8.    STOCKHOLDERS' EQUITY

Bio-Rad’s issued and outstanding stock consists of Class A Common Stock (Class A) and Class B Common Stock (Class B). Each share of Class A and Class B common stock participates equally in the earnings and losses of Bio-Rad, and each share is identical to the next in all respects except as follows. Class A common stock has limited voting rights compared to Class B. Each share of Class A is entitled to one tenth of a vote on most matters, whereas each share of Class B is always entitled to one vote. Additionally, Class A stockholders are entitled to elect 25% of the directors, with Class B stockholders electing the remaining directors. Cash dividends may be paid on Class A shares without paying a cash dividend on Class B shares. In contrast, no cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the stockholder. The founders of Bio-Rad, the Schwartz family, collectively hold a majority of Bio-Rad’s voting stock. As a result, the Schwartz family is able to exercise control over Bio-Rad.

Changes to Bio-Rad's issued common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at January 1, 2020	24,966	5,090
Class B to Class A conversions	32	(32)
Issuance of common stock	75	18
Balance at December 31, 2020	25,073	5,076
Class B to Class A conversions	16	(16)
Issuance of common stock	45	18
Balance at December 31, 2021	25,134	5,078
Class B to Class A conversions	20	(20)
Issuance of common stock	8	16
Balance at December 31, 2022	25,162	5,074

Treasury Shares

The share repurchase activity under the Share Repurchase Program through open market transactions for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

	Number of Shares Purchased	Weighted-Average Price per Share	Total Shares Repurchased To Date	Remaining Authorized Value (in millions)
March 1, 2020 - March 31, 2020	291,941	$342.55	573,577	$73.1
March 1, 2021 - March 31, 2021	89,506	$558.60	663,083	$223.1
May 1, 2022 - May 31, 2022	255,284	$489.65	918,367	$98.1
November 1, 2022 - November 30, 2022	241,408	$375.63	1,159,775	$207.4

For the years ended December 31, 2022 and 2021, we used 135,744 and 114,711, respectively, of the repurchased shares in connection with the vesting of restricted stock units and our Employee Stock Purchase Program. As of December 31, 2022, $207.4 million remained available for repurchases under the Share Repurchase Program.

9.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our consolidated balance sheets and consolidated statements of changes in stockholders' equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total Accumulated other comprehensive income (loss)
Balances as of January 1, 2021	$298.6	$(26.0)	$9.8	$282.4
Other comprehensive (loss) income, before reclassifications	(469.5)	17.9	(4.0)	(455.6)
Amounts reclassified from accumulated other comprehensive income	—	0.3	(1.2)	(0.9)
Income tax effects	0.4	(3.1)	1.2	(1.5)
Other comprehensive income (loss), net of income taxes	(469.1)	15.1	(4.0)	(458.0)
Balances as of December 31, 2021	$(170.5)	$(10.9)	$5.8	$(175.6)
Other comprehensive income (loss), before reclassifications	(296.3)	25.4	(21.5)	(292.4)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.6	0.7
Income tax effects	0.3	(4.6)	4.8	0.5
Other comprehensive income (loss), net of income taxes	(296.0)	20.9	(16.1)	(291.2)
Balances as of December 31, 2022	$(466.5)	$10.0	$(10.3)	$(466.8)

All amounts reclassified out of accumulated other comprehensive income (loss) were reclassified into Other (income), net in the consolidated statements of income. Reclassification adjustments are calculated using the specific identification method.

10. SHARE-BASED COMPENSATION/EQUITY AWARD AND PURCHASE PLANS

Equity Award Plan

The 2017 Incentive Award Plan (2017 Plan) authorizes the grant of stock options, restricted stock, restricted stock units, performance-based stock units and other types of equity awards to officers and certain other employees. Stock options are granted at exercise prices not less than the fair market value of the underlying common stock on the date of grant and have a maximum term of 10 years. We may issue stock options for either Class A or Class B common stock. Prior to September 2020, equity awards granted vest in increments of 20% per year on the yearly anniversary date of the grant. Starting in September 2020, equity awards granted vest in increments of 25% per year on the yearly anniversary date of the grant.

A total of 2,108,724 shares have been reserved for issuance of equity awards under the 2017 Plan and may be of either Class A or Class B common stock. At December 31, 2022, there were 1,259,719 shares available to be granted.

Performance-based Stock awards

Bio-Rad grants certain executive officers Performance-based stock unit (PSU) awards, which are administered under the 2017 Plan. PSUs generally vest over a three year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award.

We consider the dilutive impact of PSUs in our diluted net income per share calculation only to the extent that the performance conditions would have been met if the reporting period was the end of the performance period.

Employee Stock Purchase Plans
Our 2011 Employee Stock Purchase Plan (2011 ESPP) provides that eligible employees may contribute up to the greater of 10% of their compensation or $25,000 annually towards the quarterly purchase of our Class A common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter. The Board of Directors have authorized the sale of 1,300,000 shares of Class A common stock under the 2011 ESPP.

Share-Based Compensation

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases and restricted stock unit awards, including performance-based stock awards. Share-based compensation expense is allocated in the consolidated statements of income (loss) as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Cost of goods sold	$5.4	$4.9	$3.4
Selling, general and administrative expense	45.6	38.0	31.8
Research and development expense	9.9	8.3	6.4
Share-based compensation expense	$60.9	$51.2	$41.6

The income tax benefit related to share-based compensation expense was $8.8 million, $7.4 million and $6.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. We did not capitalize any share-based compensation expense as it was immaterial.

The tax benefit from equity awards vested or exercised during the years ended December 31, 2022, 2021 and 2020 was $4.0 million, $18.5 million and $11.2 million, respectively.

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

Stock Options

The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	—	27%	27%
Risk-free interest rate	—	1.05%	0.31%
Expected life (in years)	0.0	7.3	7.4
Expected dividend	—	—	—
Weighted-average fair value of options granted	$—	$251.93	$153.32

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

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2021	250,441	$246.41
Granted	—	$—
Exercised	(39,250)	$107.32
Forfeited	(4,771)	$368.81
Outstanding, December 31, 2022	206,420	$270.03	4.10	$39.5

Unvested, December 31, 2022	37,192	$539.67	7.47	$1.4
Exercisable, December 31, 2022	169,228	$210.77	3.36	$38.1

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value on the date of exercise of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $15.2 million, $33.0 million and $24.4 million, respectively.

No cash was received from stock options exercised during the year ended December 31, 2022. Cash received from stock options exercised during the years ended December 31, 2021 and 2020 was $3.6 million and $3.8 million, respectively.

As of December 31, 2022, there was $5.2 million of total unrecognized compensation expense from stock options. This amount is expected to be recognized in the future over a remaining weighted-average period of approximately two years.

Restricted Stock Units - Service & Performance-based

Restricted stock units are rights to receive shares of company stock. The fair value of a restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following tables summarize restricted stock units and performance-based stock units activity:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2021	316,860	$495.57
Granted	140,560	$486.29
Vested	(113,323)	$433.46
Forfeited	(29,855)	$463.70
Outstanding, December 31, 2022	314,242	$516.85	1.67	$132.1

	Performance-based Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2021	—	$—
Granted	11,391	$486.25
Vested	—	$—
Forfeited	—	$—
Outstanding, December 31, 2022	11,391	$486.25	1.83	$4.8

The total fair value of restricted stock units and performance-based stock units vested for the years ended December 31, 2022, 2021 and 2020 was $54.5 million, $104.4 million and $65.0 million, respectively. As of December 31, 2022, there was approximately $142.6 million and $9.4 million of total unrecognized compensation expense related to restricted stock units and performance-based stock units, respectively. This amount is expected to be recognized over a remaining weighted-average period of approximately three years.

Employee Stock Purchase Plans

The fair value of the employees’ purchase rights under the 2011 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	41%	25%	41%
Risk-free interest rate	1.71%	0.05%	0.50%
Expected life (in years)	0.25	0.25	0.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$124.26	$127.16	$94.93

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

We sold 44,480 shares for total employee contributions of $17.6 million, 31,639 shares for total employee contributions of $17.0 million and 47,548 shares for total employee contributions of $16.4 million under the 2011 ESPP to employees for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, 475,864 shares remain authorized and available for issuance under the 2011 ESPP.

11. OTHER (INCOME), NET

Other (income) expense, net includes the following components (in millions):

	Year Ended December 31,
	2022	2021	2020

Interest and investment income	$(58.0)	$(18.9)	$(18.2)
Net realized gains on investments	(2.3)	(8.0)	(1.0)
Other-than-temporary impairment losses on investments	11.9	0.8	4.6
Current expected credit losses on loans to equity method investees	7.5	—	—
Gain on divestiture of a division	(1.4)	—	(11.7)
Other (income) expense	(2.3)	(0.7)	1.8
Other (income), net	$(44.6)	$(26.8)	$(24.5)

12.    SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information at December 31, 2021 and 2020 has been revised to correct for immaterial errors in prior periods as described in Note 1, “Immaterial Correction to Previously Issued Financial Statements.”

The reconciliation of net income (loss) to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(3,627.5)	$4,254.3	$3,814.2
Adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation and amortization	137.3	137.6	138.6
Reduction in the carrying amount of right-of-use assets	39.9	39.3	37.1
Share-based compensation	60.9	51.2	41.6
Other-than-temporary impairment losses on investments	11.9	0.8	4.6
Current expected credit losses on loans	7.5	—	—
(Gains) losses from change in fair market value of equity securities and loan receivable	5,193.6	(4,926.2)	(4,495.8)
Gain on divestiture of a division	(1.4)	—	(11.7)
Payments for operating lease liabilities	(38.1)	(40.7)	(36.5)
Increase in accounts receivable	(87.4)	(20.4)	(15.0)
(Increase) decrease in inventories	(158.8)	46.1	(52.1)
Increase in other current assets	(27.3)	(12.9)	(9.1)
Increase (decrease) in accounts payable and other current liabilities	(94.2)	69.9	124.7
Increase (decrease) in income taxes payable	(1.2)	(28.8)	39.0
Increase (decrease) in deferred income taxes	(1,241.6)	1,084.9	981.4
Increase in other long-term assets	(5.1)	(6.2)	(6.9)
Increase in other long-term liabilities	5.6	10.5	26.9
Other	20.3	10.1	4.0
Net cash provided by operating activities	$194.4	$669.5	$585.0

Non-cash investing activities:
Purchased property, plant and equipment	$7.3	$5.2	$1.2
Purchased marketable securities and investments	$—	$6.0	$4.6
Sold marketable securities and investments	$—	$—	$—

13. COMMITMENTS AND CONTINGENT LIABILITIES

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees. Contributions are made at the discretion of management. As of December 31, 2022 and 2021, the liability related to the U.S. profit sharing plan was $1.2 million and $3.8 million, respectively. The contribution expense was $19.1 million, $18.4 million and $10.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Purchase Obligations

As of December 31, 2022, we had purchase obligations that have not been recognized on our balance sheet of $17.2 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered to Bio-Rad.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2022 were as follows in millions:

2023	$17.1
2024	0.1
2025	—
2026	—
2027	—
2028 and thereafter	—

Long-Term Liabilities

As of December 31, 2022, we had obligations that have been recognized on our balance sheet of $123.0 million, which primarily represent long-term deferred revenue and other post-employment benefits. Excluded are tax liabilities for uncertain tax positions and contingencies. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded.

The annual future fixed and determinable portion of our obligations that have been recognized on our balance sheet as of December 31, 2022 were as follows in millions:

2023	$4.6
2024	13.8
2025	21.6
2026	4.1
2027	43.7
2028 and thereafter	35.2

Letters of Credit/Guarantees

In the ordinary course of business, we are at times required to post letters of credit/guarantees. The letters of credit/guarantees are issued by financial institutions to guarantee our obligations to various parties. We were contingently liable for $4.7 million of standby letters of credit/guarantees with financial institutions as of December 31, 2022.

Other Post-Employment Benefits
In several foreign locations we are statutorily required to provide retirement benefits or a lump sum termination indemnity to our employees upon termination for virtually any reason. These plans are accounted for as defined benefit plans and the associated net benefit obligation as of December 31, 2022 and 2021 of $46.8 million and $76.1 million, respectively, has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets. Most plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets or settle these obligations. However, some of these plans require funding based on local laws in which there is a trust or other device administered by an external plan manager that is used to accumulate assets to assist in settling these obligations. The following disclosures include such plans, which are located in France, Switzerland, Germany, Korea, India, Thailand, Italy, Dubai and Japan.

Obligations and Funded Status
The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the Consolidated Balance Sheets for the plans (in millions):

Change in benefit obligation:	2022	2021
Benefit obligation at beginning of year	$155.5	$177.5
Service cost	6.6	8.0
Interest cost	0.8	0.5
Plan participants' contributions	3.1	3.2
Actuarial (gain) loss	(23.5)	(10.2)
Gross benefits paid	0.7	(0.7)
Plan amendments	(1.0)	(1.7)
Curtailments	—	(3.3)
Settlements	(7.6)	(9.5)
Foreign currency adjustments	(5.4)	(8.3)

Benefit obligation at end of year	129.2	155.5

Change in plan assets:
Fair value of plan assets at beginning year	79.4	81.4
Actual return on plan assets	1.5	1.3
Employer contributions	4.3	4.3
Plan participants' contributions	3.1	3.2
Gross benefits paid	2.8	1.3
Settlements	(7.6)	(9.5)
Foreign currency adjustments	(1.1)	(2.6)

Fair value of plan assets at end of year	82.4	79.4

Underfunded status of plans	$(46.8)	$(76.1)

Amounts recognized in the consolidated balance sheets:
Current liabilities (Accrued payroll and employee benefits)	$(1.5)	$(2.3)
Noncurrent liabilities (Other long-term liabilities)	(45.3)	(73.8)

Net liability, end of fiscal year	$(46.8)	$(76.1)

Components of Net Periodic Benefit Cost
The following sets forth the net periodic benefit cost (income) for the periods indicated (in millions):

	2022	2021	2020
Service costs	$6.6	$8.0	$7.8
Interest costs	0.8	0.5	0.8
Expected returns on plan assets	(1.0)	(1.0)	(0.7)
Amortization of actuarial losses	0.3	1.8	1.3
Amortization of prior service costs	(0.3)	—	—
Curtailments	—	(1.9)	—
Settlements	(0.2)	1.2	1.3

Net periodic benefit costs	$6.2	$8.6	$10.5

Assumptions

The above actuarial net gains were primarily based on financial, demographic and experience assumptions.

The weighted-average assumptions used in computing the benefit obligations were as follows:

	2022	2021
Discount rate	2.6%	0.6%
Compensation rate increase	1.7%	1.5%

The weighted-average assumptions used in computing the net periodic benefit costs were as follows:

	2022	2021	2020
Discount rate	0.6%	0.3%	0.5%
Expected long-term rate of return on plan assets	1.3%	1.1%	1.5%

The accumulated benefit obligation (ABO), an estimate based on the assumption if these plans were to be terminated immediately, as of December 31, 2022 and 2021 was $114.9 million and $142.1 million, respectively. The ABO and fair value of plan assets for these plans with ABO in excess of plan assets were $32.5 million and $62.7 million as of December 31, 2022 and 2021, respectively.

In some foreign locations we have service award plans that are paid based upon the number of years of employment. Under these plans, the liability as of December 31, 2022 and 2021 was $2.5 million and $3.5 million, respectively, and has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets.

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2022, approximately seven percent of Bio-Rad's approximately 3,450 U.S. employees were covered by a collective bargaining agreement, which will expire on November 14, 2023. Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

14.    LEGAL PROCEEDINGS

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

15. SEGMENT INFORMATION

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

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. The accounting policies of the segments are the same as those described in Significant Accounting Policies (see Note 1). Our chief operating decision maker ("CODM") views all operating expenses including depreciation and amortization and corporate overhead as directly supporting the strategies of our segments and these costs are fully allocated to our reportable segments. The CODM evaluates the performance of our segments and allocates resources primarily based on operating income, which represents revenues reduced by product costs and operating expenses. Starting in 2022, segment assets include net inventories as this is the only asset considered to be under the control of the segment and the only asset for which segment information is provided to the CODM. The historical segment information has been recast to conform to the current methodology.

The following segments information regarding industry segments at December 31, 2021 and 2020 have been revised to correct for immaterial errors in prior periods as described in Note 1, “Immaterial Correction to Previously Issued Financial Statements.”

Information regarding industry segments at December 31, 2022, 2021, and 2020 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Net sales	2022	$1,347.2	$1,451.0	$4.0
	2021	1,400.8	1,515.9	5.8
	2020	1,231.8	1,305.2	8.6

Depreciation and amortization	2022	$57.9	$79.4	$—
	2021	54.8	82.8	—
	2020	50.5	88.1	—

Operating profit (loss)	2022	$266.8	$217.7	$(1.9)
	2021	319.7	181.8	(1.2)
	2020	282.6	138.3	0.4

Segment assets	2022	$269.9	$448.8	$0.6
	2021	207.7	363.5	1.0
	2020	220.6	401.2	0.5

The following reconciles total operating profit to consolidated income before taxes (in millions):

	Year Ended December 31,
	2022	2021	2020
Total operating profit	$482.6	$500.3	$421.3
Interest expense	(38.1)	(1.5)	(21.9)
Foreign currency exchange gains (losses), net	0.2	(2.7)	(1.7)
Gains (losses) from change in fair market value of equity securities and loan receivable	(5,193.6)	4,926.2	4,495.8
Other income, net	44.6	26.8	24.5
Consolidated income (loss) before income taxes	$(4,704.3)	$5,449.1	$4,918.0

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2022	2021
Total segment assets	$719.3	$572.2
Cash, short-term investments and other current assets	2,438.7	1,418.3
Property, plant and equipment, net, and operating lease right-of-use assets	679.6	716.4
Goodwill, net	406.5	347.3
Other long-term assets	9,257.6	14,745.2
Total assets	$13,501.7	$17,799.4

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	1,155.5	$1,130.6	$1,004.8
Europe	$851.9	946.9	857.7
Asia	639.4	688.4	546.5
Other (primarily Canada and Latin America)	155.4	156.6	136.6
Total net sales	$2,802.2	$2,922.5	$2,545.6

The following presents Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes, by geographic region based upon the location of the asset (in millions):

	December 31,
	2022	2021
United States	465.7	$478.7
Europe	$183.7	211.4
Asia	63.8	64.9
Other (primarily Canada and Latin America)	15.6	16.5
Total Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes	$728.8	$771.5

16.    RESTRUCTURING COSTS

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in EMEA and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from EMEA to APAC. The restructuring plan is being implemented in phases and is expected to be substantially complete by mid-2023. The liability of $31.6 million as of December 31, 2022 consisted of $31.5 million recorded in Accrued payroll and employee benefits and $0.1 million recorded in Account payable in the consolidated balance sheets. The expense and adjustments to expense recorded were reflected in Cost of goods sold of $1.1 million and $25.0 million, in Selling, general and administrative expense of $3.0 million and $26.1 million and in Research and development expense of $0.1 million and $13.3 million in the consolidated statements of income (loss) for the years ended December 31, 2022 and December 31, 2021, respectively. The adjustments to expense recorded were primarily due to extension of termination dates for certain employees, changes in the estimates of employee termination benefits and employees resigning or transferring to different positions within the company. From February 2021 to December 31, 2022, total expenses were $68.6 million.

The following table summarizes the activity of our European reorganization restructuring reserves (in millions):

	2022			2021
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1	$5.2	$41.9	$47.1	$—	$—	$—
Charged to expense - employee termination benefits	—	—	—	12.9	62.7	75.6
Adjustment to expense	1.1	3.1	4.2	(3.3)	(7.9)	(11.2)
Cash payments	(4.1)	(12.7)	(16.8)	(4.0)	(10.2)	(14.2)
Foreign currency adjustments	(0.3)	(2.6)	(2.9)	(0.4)	(2.7)	(3.1)
Balances as of December 31	$1.9	$29.7	$31.6	$5.2	$41.9	$47.1

17.    LEASES

We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 16 years, which includes our determination to exercise renewal options.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$57.5	$53.2	$45.4

Finance lease cost:
Amortization of right-to-use assets	$0.4	$0.5	$0.6
Interest on lease liabilities	0.8	0.8	0.8
Total finance lease cost	$1.2	$1.3	$1.4

Sublease income	$3.0	$3.0	$3.0

The sublease is for a building with a term that ends in 2025, with no options to extend or renew.

Operating lease cost includes original reduction in the carrying amount of right-of-use assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the years ended December 31, 2022, 2021 and 2020. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the years ended December 31, 2022, 2021 and 2020.

Supplemental cash flow information related to leases were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38.1	$40.7	$44.4
Operating cash flows from finance leases	$0.8	$0.5	$0.6
Financing cash flows from finance leases	$0.4	$0.8	$0.8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21.2	$45.5	$16.1
Finance leases	$0.1	$—	$0.4

Supplemental balance sheet information related to leases were as follows (in millions):

	December 31,
	2022	2021
Operating Leases
Operating lease right-of-use assets	$181.0	$204.8

Current operating lease liabilities	$36.3	$36.4
Operating lease liabilities	153.6	175.9
Total operating lease liabilities	$189.9	$212.3

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt and notes payable, net of current maturities.

	December 31,
	2022	2021

Finance Leases
Property, plant and equipment, gross	$11.9	$11.8
Less: accumulated depreciation and amortization	(5.5)	(5.1)
Property, plant and equipment, net	$6.4	$6.7

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	10.1	10.5
Total finance lease liabilities	$10.6	$11.0

	December 31,
	2022	2021
Weighted Average Remaining Lease Term
Operating leases - in years	7	8
Finance leases - in years	15	15.5

Weighted Average Discount Rate
Operating leases	3.0%	3.3%
Finance leases	6.3%	6.3%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2023	$43.6	$1.2
2024	36.3	1.2
2025	32.5	1.1
2026	25.8	1.1
2027	20.7	1.0
Thereafter	57.5	11.9
Total lease payments	216.4	17.5
Less imputed interest	(26.5)	(6.9)
Total	$189.9	$10.6

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles and other equipment with shorter terms and higher-turn over.

As of December 31, 2022, operating leases that have not commenced are not material.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables provide unaudited condensed consolidated quarterly financial data for all of the periods in the years ended December 31, 2022 and 2021, which have been revised to correct for an immaterial error in prior periods as detailed below and further described in Note 1 “Immaterial Correction to Previously Issued Financial Statements.”

Summarized quarterly financial data for the years ended December 31, 2022 and 2021 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022
Net sales	$700.1	$691.1	$680.8	$730.3
Gross profit	402.6	395.0	372.6	397.1
Net income (loss)	(3,367.3)	(925.1)	(162.8)	827.7
Basic earnings (loss) per share	(112.5)	(31.05)	(5.48)	27.89
Diluted earnings (loss) per share	(112.5)	(31.05)	(5.48)	27.78

2021
Net sales	$726.8	$715.9	$747.0	$732.8
Gross profit	400.5	401.1	436.5	399.9
Net income	980.0	916.8	3,929.6	(1,572.2)
Basic earnings per share	32.86	30.80	131.80	(52.54)
Diluted earnings per share	32.46	30.41	130.02	(52.54)

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Our internal control over financial reporting has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Management continuously reviews disclosure controls and procedures, and internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2023 annual meeting of stockholders (the “2023 Proxy Statement”) under “Executive Officers,” “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2023 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and "Pay Ratio Disclosure.”  In addition, the information from a portion of the 2023 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2023 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2022
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	532,053	$270.03	1,735,583 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	532,053	$270.03	1,735,583

(1)Consists of the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(2)Consists of 1,259,719 shares available under the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan and 475,864 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(3)Excludes Restricted Stock Units and Performance Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2023 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is "KPMG LLP, Santa Clara, CA, Auditor Firm ID: 185"

The information required to be furnished by this item is incorporated by reference from a portion of the 2023 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1	Index to Financial Statements – See Item 8 of Part II of this report “Financial Statements and
Supplementary Data" on page 42 for a list of financial statements.

2	Schedule II Valuation and Qualifying Accounts

All financial statement schedules are omitted because they are not required, or the required information is included in the consolidated financial statements or the notes thereto.

3.	Index to Exhibits

The exhibits listed below in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

3.1	Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.2	Amended and Restated Bylaws of Bio-Rad Laboratories, Inc. (2)

4.1	Description of Bio-Rad Laboratories, Inc. Class A and Class B Common Stock (3)

4.2	Indenture, dated as of March 2, 2022, by and between Bio-Rad Laboratories, Inc. and Wilmington Trust, National Association. (4)

4.3	First Supplemental Indenture, dated as of March 2, 2022, by and between Bio-Rad Laboratories, Inc. and Wilmington Trust, National Association. (5)

4.4	Form of Global Security for the 3.300% Senior Notes due 2027. (6)

4.5	Form of Global Security for the 3.700% Senior Notes due 2032. (7)

10.1
Credit Agreement, dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., HSBC Bank USA National Association, and Mug Bank, Ltd., as co-syndication agents, and Citibank, N.A., and Wells Fargo Bank, N.A., National Association as co-documentation agents. (8)

10.1.1
Amendment No. 1 dated as of November 15, 2021 to Credit Agreement dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, and JPMorgan Chase Bank, N.A., as a lender and as administrative agent. (9)

10.1.2
Amendment No. 2 dated as of April 15, 2022 to Credit Agreement dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, and JPMorgan Chase Bank, N.A., as a lender and as administrative agent. (10)

10.1.3
Amendment No. 3 dated as of February 1, 2023 to Credit Agreement dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, and JPMorgan Chase Bank, N.A., as a lender and as administrative agent.

10.2	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (11)*

10.2.1	First Amendment to the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan (12)*

10.3	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (13)*

10.4	2007 Incentive Award Plan. (14)*

10.4.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007
Incentive Award Plan. (15)*

10.4.2	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. (16)*

10.5	Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan (17)*

10.5.1	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under
2017 Incentive Award Plan (18)*

10.5.2	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (19)*

10.5.3	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan (updated September 2020) (20)*

10.5.4	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (updated September 2020) (21)*

10.5.5	Performance Stock Unit Award Agreement under 2017 Incentive Award Plan. (22)*

10.6	Employment Offer Letter between the Company and Ilan Daskal dated March 15, 2019 (23)*

10.7	Employment Offer Letter between the Company and Andrew J. Last dated March 15, 2019 (24)*

10.8	Form of Indemnification Agreement. (25)

10.9	Executive Change in Control Severance Plan (26)*

21.1	Listing of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a))

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17CFR 240.13a-14(a))

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

(1)	Incorporated by reference to Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended
December 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to Bio-Rad’s Form 8-K filing, dated October 27, 2017.

(3)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 10-K filing, dated March 2, 2020.

(4)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s 8-K filing, dated March 2, 2022

(5)	Incorporated by reference to Exhibit 4.2 to Bio-Rad’s 8-K filing, dated March 2, 2022.

(6)	Incorporated by reference to Exhibit 4.3 to Bio-Rad’s 8-K filing, dated March 2, 2022.

(7)	Incorporated by reference to Exhibit 4.4 to Bio-Rad’s 8-K filing, dated March 2, 2022.

(8)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 8-K filing, dated April 16, 2019.

(9)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 8-K filing, dated November 18, 2021.

(10)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 8-K filing, dated April 20, 2022.

(11)	Incorporated by reference to Exhibit 10.9 to Bio-Rad's June 30, 2011 Form 10-Q filing, dated August 4, 2011.

(12)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017.

(13)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s September 30, 1997 Form 10-Q filing, dated
November 13, 1997.

(14)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filing, dated July 30, 2007.

(15)	Incorporated by reference to Exhibit 10.8.1 to Bio-Rad’s September 30, 2009 Form 10-Q filing, dated
November 4, 2009.

(16)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s March 31, 2014 Form 10-Q filing, dated May 8, 2014.

(17)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated May 9, 2017.

(18)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017.

(19)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated November 9, 2017.

(20)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated October 30, 2020.

(21)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing, dated October 30, 2020.

(22)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 10-Q filing, dated October 28, 2022.

(23)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 8-K filing, dated April 2, 2019.

(24)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 8-K filing, dated April 22, 2019.

(25)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing, dated August 7, 2017.

(26)	Incorporated by reference to Exhibit 10.9 to Bio-Rad’s Form 10-K filing, dated February 11, 2022.

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Ilan Daskal
(Ilan Daskal)
Executive Vice President, Chief Financial Officer

Date:	February 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:	Chairman of the Board, President
/s/ Norman Schwartz	and Chief Executive Officer	February 17, 2023
(Norman Schwartz)

Principal Financial Officer:
/s/ Ilan Daskal	Executive Vice President,
(Ilan Daskal)	Chief Financial Officer	February 17, 2023

Principal Accounting Officer:
/s/ Ajit Ramalingam	Senior Vice President,	February 17, 2023
(Ajit Ramalingam)	Chief Accounting Officer

Other Directors:
/s/ Jeffrey L. Edwards	Director	February 17, 2023
(Jeffrey L. Edwards)

/s/ Gregory K. Hinckley	Director	February 17, 2023
(Gregory K. Hinckley)

/s/ Melinda Litherland	Director	February 17, 2023
(Melinda Litherland)

/s/ Arnold A. Pinkston	Director	February 17, 2023
(Arnold A. Pinkston)

/s/ Allison Schwartz	Director	February 17, 2023
(Allison Schwartz)