Form 10-Q
period 2023-03-31
BIO-RAD LABORATORIES, INC.
filed 2023-05-05
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at April 28, 2023:	Class A -	24,536,303	Class B -	5,072,933

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2023

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this report include forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements we make regarding our future financial performance, operating results, plans and objectives. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions. Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including, but not limited to, the impact of the COVID-19 pandemic, supply chain issues, global economic conditions, our ability to develop and market new or improved products, our ability to compete effectively, foreign currency exchange fluctuations, reductions in government funding or capital spending of our customers, international legal and regulatory risks, product quality and liability issues, our ability to integrate acquired companies, products or technologies into our company successfully, changes in the healthcare industry, natural disasters and other catastrophic events beyond our control, and other risks and uncertainties identified under “Part II, Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS:	(Unaudited)
Cash and cash equivalents	$464,136	$434,215
Short-term investments	1,387,317	1,356,457
Restricted investments	5,560	5,560
Accounts receivable, less allowance for credit losses of $15,213 as of March 31, 2023 and $15,029 as of December 31, 2022	498,273	494,645
Inventory	752,937	719,316
Prepaid expenses	120,838	124,179
Other current assets	48,191	23,604
Total current assets	3,277,252	3,157,976
Property, plant and equipment	1,543,984	1,508,020
Less: accumulated depreciation and amortization	(1,037,530)	(1,009,408)
Property, plant and equipment, net	506,454	498,612
Operating lease right-of-use assets	174,096	180,952
Goodwill, net	407,757	406,488
Purchased intangibles, net	327,828	332,147
Other investments	8,878,514	8,830,892
Other assets	95,513	94,599
Total assets	$13,667,414	$13,501,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	March 31, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$160,979	$135,041
Accrued payroll and employee benefits	173,913	194,790
Current maturities of long-term debt and notes payable	519	465
Income and other taxes payable	50,867	32,428
Current operating lease liabilities	36,149	36,336
Other current liabilities	167,196	169,648
Total current liabilities	589,623	568,708
Long-term debt, net of current maturities	1,198,005	1,197,716
Deferred income taxes	1,769,781	1,770,481
Operating lease liabilities	147,040	153,597
Other long-term liabilities	199,249	195,912
Total liabilities	3,903,698	3,886,414

Stockholders’ equity:
Class A common stock, shares issued 25,162,073 and 25,162,075 as of March 31, 2023 and December 31, 2022, respectively; shares outstanding 24,534,434 and 24,521,583 as of March 31, 2023 and December 31, 2022, respectively	2	2
Class B common stock, shares issued and outstanding, 5,074,130 as of March 31, 2023 and 5,074,130 as of December 31, 2022, respectively	1	1
Additional paid-in capital	463,402	447,454
Class A treasury stock at cost, 627,639 and 640,492 shares as of March 31, 2023 and December 31, 2022, respectively	(258,296)	(263,586)
Retained earnings	9,966,959	9,898,203
Accumulated other comprehensive income (loss)	(408,352)	(466,822)
Total stockholders’ equity	9,763,716	9,615,252
Total liabilities and stockholders’ equity	$13,667,414	$13,501,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Net sales	$676,844	$700,062
Cost of goods sold	314,427	297,427
Gross profit	362,417	402,635
Selling, general and administrative expense	225,553	196,692
Research and development expense	74,951	59,535
Income from operations	61,913	146,408
Interest expense	12,337	4,048
Foreign currency exchange gains, net	(2,347)	(2,128)
Losses from change in fair market value of equity securities and loan receivable	17,525	4,545,117
Other income, net	(50,431)	(32,597)
Income (loss) before income taxes	84,829	(4,368,032)
(Provision for) benefit from income taxes	(15,867)	1,000,685
Net income (loss)	$68,962	$(3,367,347)

Basic earnings (loss) per share:
Net income (loss) per basic share	$2.33	$(112.50)
Weighted average common shares - basic	29,596	29,933

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$2.32	$(112.50)
Weighted average common shares - diluted	29,747	29,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income (loss)	$68,962	$(3,367,347)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	55,219	(128,598)
Foreign other post-employment benefits adjustments, net of income taxes	33	325
Net unrealized holding gain (loss) on available-for-sale debt investments, net of income taxes	3,218	(4,030)
Other comprehensive income (loss), net of income taxes	58,470	(132,303)
Comprehensive income (loss)	$127,432	$(3,499,650)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Cash received from customers	$677,522	$649,993
Cash paid to suppliers and employees	(552,990)	(615,630)
Interest paid, net	(22,482)	(306)
Income tax payments, net	(13,283)	(14,324)
Dividend proceeds and miscellaneous receipts, net	14,662	20,680
Proceeds from (payments for) forward foreign exchange contracts, net	(5,310)	10,081
Net cash provided by operating activities	98,119	50,494
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(35,725)	(33,078)
Payments for purchases of marketable securities and investments	(203,588)	(960,940)
Proceeds from sales of marketable securities and investments	92,751	32,096
Proceeds from maturities of marketable securities and investments	76,089	45,781
Net cash used in investing activities	(70,473)	(916,141)
Cash flows from financing activities:
Proceeds from issuance of Notes, net of debt financing costs	—	1,186,220
Payments on long-term borrowings	(115)	(104)
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	4,424	4,177
Net cash provided by financing activities	4,309	1,190,293
Effect of foreign exchange rate changes on cash	(1,996)	6,877
Net increase in cash, cash equivalents and restricted cash	29,959	331,523
Cash, cash equivalents and restricted cash at beginning of period	434,544	471,133
Cash, cash equivalents and restricted cash at end of period	$464,503	$802,656

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$464,136	$802,316
Restricted cash included in Other current assets	47	14
Restricted cash included in Other assets	320	326
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$464,503	$802,656

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	$3	$447,454	$(263,586)	$9,898,203	$(466,822)	$9,615,252
Net Income	—	—	—	68,962	—	68,962
Other comprehensive income, net of tax	—	—	—	—	58,470	58,470
Stock compensation expense	—	16,608	—	—	—	16,608
Issuance of treasury stock	—	(660)	5,290	(206)	—	4,424
Balance at March 31, 2023	$3	$463,402	$(258,296)	$9,966,959	$(408,352)	$9,763,716

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	$3	$441,733	$(106,290)	$13,525,343	$(175,553)	$13,685,236
Net income	—	—	—	(3,367,347)	—	(3,367,347)
Other comprehensive loss, net of tax	—	—	—	—	(132,303)	(132,303)
Issuance of common stock	—	4,177	—	—	—	4,177
Stock compensation expense	—	13,521	—	—	—	13,521
Balance at March 31, 2022	$3	$459,431	$(106,290)	$10,157,996	$(307,856)	$10,203,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Bio-Rad bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Such estimates include, but are not limited to, revenue recognition, the valuation of inventory, the valuation of intangible assets, valuation of accounts receivable, estimation of warranty reserve, the recognition and measurement of current and deferred income tax assets and fair value measurement of the Loan receivable. Actual results could differ materially from those estimates.

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

Reagent Rental Agreements

Our reagent rental agreements provide our customers the ability to use an instrument and consumables (reagents) on a per test basis. These agreements may also include maintenance of the instruments placed at customer locations as well as initial training. We initially determine if a reagent rental arrangement contains a lease at contract commencement. Where we have determined that such an arrangement contains a lease, we then determine the lease classification as operating or sales-type lease. The lease term used in performing the lease classification test, includes the noncancellable period of the lease together with those periods covered by lease extension options if the customer is reasonably certain to exercise that option, the periods covered by lease termination options if the customer is reasonably certain to not exercise that option, and the periods covered by the option to extend (or to not terminate) the lease when exercise of such option is controlled by the Company. The assessment of the lease term for reagent rental agreements, including the impact from any associated contractual termination penalties, is subject to an estimation process. While most of our reagent rental arrangements contain either the option for a lessee to extend and/or cancel the agreement, the period in which the contract is enforceable is very short so the lease term has been limited to the noncancellable period. Generally, these arrangements do not contain an option for the lessee to purchase the underlying asset.

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
Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% and 2% of total revenue for the three months ended March 31, 2023 and March 31, 2022, respectively. Such revenue forms part of the Net sales in our condensed consolidated statements of income (loss).

Contract costs:

As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income (loss).

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended
	March 31,
	2023	2022
United States	297.0	282.5
EMEA	204.8	218.9
APAC	135.8	160.9
Other (primarily Canada and Latin America)	39.2	37.8
Total net sales	$676.8	$700.1

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 12).

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements, including installation services. The deferred revenue balance at March 31, 2023 and December 31, 2022 was $75.3 million and $71.9 million, respectively. The short-term deferred revenue balance at March 31, 2023 and December 31, 2022 was $56.9 million and $52.2 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income (loss).

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Change in our warranty liability for three months ended March 31, 2023 and 2022 were as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$10.6	$12.7
Provision for warranty	2.0	2.2
Actual warranty costs	(2.7)	(2.7)
Balance at end of period	$9.9	$12.2

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

Changes in our allowance for credit losses were as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$15.0	$15.1
Provision for expected credit losses	0.5	(1.8)
Write-offs charged against the allowance	(0.4)	(0.5)
Recoveries collected	0.1	0.1
Balance at end of period	$15.2	$12.9

Recent Accounting Pronouncements Issued and to be Adopted
There are no new accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on the Company's condensed consolidated financial statements.

2.ACQUISITIONS

Curiosity Diagnostics Acquisition:

As previously disclosed in Footnote 2 in our Annual Report on Form 10-K for the year ended December 31, 2022, on August 3, 2022, we acquired all equity interests of Curiosity Diagnostics, sp.z o.o. for a total consideration of $137.1 million, including the estimated fair value of contingent consideration. The contingent consideration of up to

$70.0 million is payable upon achievement of certain technological development and sales-related milestones. No conditions triggering payment of the contingent consideration were met as of March 31, 2023.

We finalized the purchase price allocation as of March 31, 2023. The final allocation of the payments reflects the effects of a deferred tax adjustment made during the measurement period. The adjustment resulted in a $0.4 million increase in goodwill and a $0.4 million increase in deferred tax liabilities compared to the preliminary balances reported at December 31, 2022 and had no impact on our condensed consolidated statements of income (loss) for the three months ended March 31, 2023.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2023 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$1.5	$—	$1.5
Time deposits	—	44.0	—	44.0
Asset-backed securities	—	3.1	—	3.1
U.S. government sponsored agencies	—	20.7	—	20.7
Money market funds	35.9	—	—	35.9
Total cash equivalents (a)	35.9	69.3	—	105.2
Restricted investments (b)	7.0	—	—	7.0
Equity securities (c)	8,571.6	—	—	8,571.6
Loan under the fair value option (d)	—	—	324.5	324.5
Available-for-sale investments:
Corporate debt securities	—	674.2	—	674.2
U.S. government sponsored agencies	—	293.7	—	293.7
Foreign government obligations	—	13.6	—	13.6
Municipal obligations	—	18.0	—	18.0
Asset-backed securities	—	328.1	—	328.1
Total available-for-sale investments (e)	—	1,327.6	—	1,327.6
Forward foreign exchange contracts (f)	—	1.4	—	1.4
Total financial assets carried at fair value	$8,614.5	$1,398.3	$324.5	$10,337.3

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$1.1	$—	$1.1
Contingent consideration (h)	—	—	36.4	36.4
Total financial liabilities carried at fair value	$—	$1.1	$36.4	$37.5

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2022 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$21.1	$—	$21.1
Time deposits	5.7	—	—	5.7
Asset-backed securities	—	1.4	—	1.4
U.S. government sponsored agencies	—	6.0	—	6.0
Money market funds	31.5	—	—	31.5
Total cash equivalents (a)	37.2	28.5	—	65.7
Restricted investments (b)	6.8	—	—	6.8
Equity securities (c)	8,530.4	—	—	8,530.4
Loan under the fair value option (d)	—	—	322.6	322.6
Available-for-sale investments:
Corporate debt securities	—	699.3	—	699.3
U.S. government sponsored agencies	—	230.7	—	230.7
Foreign government obligations	—	13.5	—	13.5
Municipal obligations	—	23.1	—	23.1
Asset-backed securities	—	333.4	—	333.4
Total available-for-sale investments (e)	—	1,300.0	—	1,300.0
Forward foreign exchange contracts (f)	—	1.5	—	1.5
Total financial assets carried at fair value	$8,574.4	$1,330.0	$322.6	$10,227.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$6.2	$—	$6.2
Contingent consideration (h)	—	—	35.6	35.6
Total financial liabilities carried at fair value	$—	$6.2	$35.6	$41.8

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2023	December 31, 2022
Restricted investments	$5.6	$5.6
Other investments	1.4	1.2
Total	$7.0	$6.8

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2023	December 31, 2022
Short-term investments	$59.7	$56.5
Other investments	8,511.9	8,473.9
Total	$8,571.6	$8,530.4

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

(h) Contingent considerations in a liability position are included in Other long-term liabilities in the condensed consolidated balance sheets. Changes in the fair value of contingent consideration are included in Selling, general and administrative expenses in our condensed consolidated statements of income (loss).

Level 1 Fair Value Measurements

As of March 31, 2023, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 38% of the ordinary outstanding shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of March 31, 2023. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The changes in fair market value of our investment in Sartorius for the three months ended March 31, 2023 was a $20.1 million loss and was recorded in our condensed consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of March 31, 2023, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Fair Value
Short-term investments:
Corporate debt securities	$682.8	$0.4	$(9.0)	$—	$674.2
Municipal obligations	18.2	—	(0.2)	—	18.0
Asset-backed securities	333.4	0.3	(5.6)	—	328.1
U.S. government sponsored agencies	295.9	0.2	(2.4)	—	293.7
Foreign government obligations	13.8	—	(0.2)	—	13.6
	$1,344.1	$0.9	$(17.4)	$—	$1,327.6

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2023 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$412.5	$409.1
Mature in one to five years	777.2	767.7
Mature in more than five years	154.4	150.8
Total	$1,344.1	$1,327.6

Available-for-sale investments consist of the following (in millions):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$709.9	$0.2	$(10.8)	—	$699.3
Municipal obligations	23.4	—	(0.3)	—	23.1
Asset-backed securities	339.6	0.1	(6.3)	—	333.4
U.S. government sponsored agencies	233.9	—	(3.2)	—	230.7
Foreign government obligations	13.8	—	(0.3)	—	13.5
Total	1,320.6	0.3	(20.9)	—	1,300.0

As of March 31, 2023 there were no significant continuous unrealized losses greater than 12 months.
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

At March 31, 2023, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of March 31, 2023.
Included in other current assets are $14.8 million and $11.6 million of interest receivable as of March 31, 2023 and December 31, 2022, respectively, primarily associated with securities in our available-for-sale investments portfolio. The interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the three months ended March 31, 2023, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less, are recorded at their fair value at each balance sheet date. The notional amounts provide one measure of foreign exchange exposures as of March 31, 2023 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates and forward points from Refinitiv on the last business day of the quarter. The resulting gains or losses from foreign exchange contracts offset gains or losses from foreign currency remeasurement of the related receivables and payables, both of which are included in Foreign currency exchange (gains) losses, net in the condensed consolidated statements of income (loss).

The following is a summary of our forward foreign exchange contracts (in millions):

March 31,
2023
Contracts maturing in April through June 2023 to sell foreign currency:
Notional value	$719.5
Unrealized gain	$0.2
Contracts maturing in April through June 2023 to purchase foreign currency:
Notional value	$84.9
Unrealized gain	$0.2

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II Gmbh ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (the “Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in Losses from change in fair market value of equity securities and loan receivable in our condensed consolidated statements of income (loss). The overall change in fair market value reflected in Losses from change in fair market value of equity securities and loan receivable during the three months ended March 31, 2023 was $2.2 million, which includes an $8.0 million gain from the change in fair market value for the Loan offset by a $10.2 million loss from the change in fair market value of the value appreciation right. The decrease in the fair market value of the value appreciation right was due to a decline in the value of the Sartorius ordinary shares. As of March 31, 2023, the €400 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2022	$322.6
Net decrease in estimated fair market value of the loan included in Gains (losses) in fair market value of equity securities and loan receivable	$(2.2)
Foreign currency exchange gains (losses), net	$4.1
March 31, 2023	$324.5

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment are as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2022:
Goodwill	$333.3	$408.4	$741.7
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	115.0	406.5

Acquisitions (see Note 2)	—	0.4	0.4
Foreign currency adjustments	—	0.9	0.9
Period increase, net	—	1.3	1.3

Balances as of March 31, 2023:
Goodwill	333.3	409.7	743.0
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$291.5	$116.3	$407.8

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	March 31, 2023
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.0	$105.7	$(92.2)	$13.5
Know how	2.5	167.3	(156.1)	11.2
Developed product technology	12.7	211.9	(124.6)	87.3
Licenses	5.6	59.0	(39.5)	19.5
Tradenames	6.3	6.1	(4.5)	1.6
Covenants not to compete	3.0	6.4	(4.3)	2.1
Total finite-lived intangible assets		556.4	(421.2)	135.2
In-process research and development		192.6	—	192.6
Total purchased intangible assets		$749.0	$(421.2)	$327.8

	December 31, 2022
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.0	$104.7	$(89.9)	$14.8
Know how	2.8	166.2	(153.9)	12.3
Developed product technology	12.8	211.1	(121.6)	89.5
Licenses	5.8	59.0	(38.5)	20.5
Tradenames	6.6	6.1	(4.5)	1.6
Covenants not to compete	3.1	6.4	(4.0)	2.4
Total finite-lived intangible assets		553.5	(412.4)	141.1
In-process research and development		191.0	—	191.0
Total purchased intangible assets		$744.5	$(412.4)	$332.1

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022

Amortization expense	$6.0	$6.3

5.    INVENTORY

Following are the components of Inventory at March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
Inventory:
Raw materials	$233.7	$228.8
Work in process	224.2	220.9
Finished goods	295.0	269.6
Total Inventory	$752.9	$719.3

6.    SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income (loss) to net cash provided by operating activities is as follows (in millions):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$69.0	$(3,367.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35.6	33.4
Reduction in the carrying amount of right-of-use assets	10.0	10.0
Share-based compensation	16.6	13.5
Losses from change in fair market value of equity securities and loan receivable	17.5	4,545.1
Payments for operating lease liabilities	(9.9)	(9.5)
Increase in accounts receivable	(1.4)	(46.8)
Increase in inventories	(30.1)	(35.5)
Increase in other current assets	(16.0)	(33.8)
Increase (decrease) in accounts payable and other current liabilities	8.2	(38.9)
Increase in income taxes payable	10.4	7.8
Decrease in deferred income taxes	(13.9)	(1,027.8)
Increase in other long-term liabilities	2.5	0.2
Other	(0.4)	0.1
Net cash provided by operating activities	$98.1	$50.5

Non-cash investing activities:
Purchased property, plant and equipment	$8.4	$1.5
Purchased marketable securities and investments	$6.3	$13.2
Sold marketable securities and investments	$—	$2.0

7.    LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2023	December 31, 2022
3.3%, Senior Notes due 2027	$400.0	$400.0
3.7%, Senior Notes due 2032	800.0	800.0
Less unamortized discounts and debt issuance costs	(12.0)	(12.4)
Long-term debt less unamortized discounts and debt issuance costs	1,188.0	1,187.6
Finance leases and other debt	10.5	10.6
Less current maturities	(0.5)	(0.5)
Long-term debt	$1,198.0	$1,197.7

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2023:	$(466.5)	$10.0	$(10.3)	$(466.8)
Other comprehensive income, before reclassifications	55.4	0.1	4.0	59.5
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(0.1)	0.2	0.1
Income tax effects	(0.2)	0.1	(1.0)	(1.1)
Other comprehensive income, net of income taxes	55.2	0.1	3.2	58.5
Balances as of March 31, 2023:	$(411.3)	$10.1	$(7.1)	$(408.3)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2022:	$(170.5)	$(10.9)	$5.8	$(175.6)
Other comprehensive income (loss), before reclassifications	(128.7)	0.4	(5.2)	(133.5)
Income tax effects	0.1	(0.1)	1.2	1.2
Other comprehensive income (loss), net of income taxes	(128.6)	0.3	(4.0)	(132.3)
Balances as of March 31, 2022:	$(299.1)	$(10.6)	$1.8	$(307.9)

All amounts reclassified out of accumulated other comprehensive income were reclassified into other income, net in the condensed consolidated statements of income. The reclassification adjustments are calculated using the specific identification method.

9.    EARNINGS (LOSS) PER SHARE

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

We compute net income (loss) per share of Class A Common Stock (Class A) and Class B Common Stock (Class B) using the two-class method required for participating securities. Our participating securities include Class A and Class B. Each share of Class A and Class B participates equally in earnings and losses, but may not participate equally in dividend distributions. No dividends were distributed or declared during any of the periods presented. Earnings (loss) is attributable equally to each share of Class A and Class B common stock and is determined based on the weighted average number of the respective class of common stock outstanding for the three months ended March 31, 2023.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the diluted earnings (loss) per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Basic weighted average shares outstanding	29,596	29,933
Effect of potentially dilutive stock options, restricted stock and performance stock awards	151	—
Diluted weighted average common shares outstanding	29,747	29,933
Anti-dilutive shares	94	550

10.    OTHER INCOME, NET

Other income, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2023	2022
Interest and investment income	$(50.3)	$(32.2)
Net realized losses on investments	0.7	—
Other income	(0.8)	(0.4)
Other income, net	$(50.4)	$(32.6)

11.    INCOME TAXES

Our effective income tax rate was 18.7% and 22.9% for the three months ended March 31, 2023 and 2022, respectively.

The realization of deferred tax assets are dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our state and foreign deferred tax assets will not be realized as of March 31, 2023, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our federal, state and foreign deferred tax assets increased by $10 million for the period ended March 31, 2023 compared to the year ended December 31, 2022.

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

Our gross unrecognized tax benefits were $87.2 million and $85.5 million as of March 31, 2023 and December 31, 2022, respectively. The increase in our gross unrecognized tax benefits is primarily attributable to increases of uncertain tax accruals in various jurisdictions.

As of March 31, 2023, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $17.6 million. Substantially all such amounts will impact our effective income tax rate if recognized.

12.    SEGMENT INFORMATION

Information regarding operating profit for the three months ended March 31, 2023 and 2022 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Net Sales	2023	$323.6	$352.1	$1.1
	2022	$347.2	$351.8	$1.1

Operating Profit	2023	$35.7	$26.3	$(0.1)
	2022	$89.6	$57.1	$(0.3)

Segment results are presented in the same manner as we manage our business internally to make operating decisions and assess performance. Our chief operating decision maker ("CODM") views all operating expenses and corporate overhead as directly supporting the strategies of our segments and these costs are fully allocated to our reportable segments.

The following reconciles total segment profit to consolidated income (loss) before income taxes (in millions):

	Three Months Ended
	March 31,
	2023	2022
Operating profit	$61.9	$146.4
Interest expense	(12.3)	(4.0)
Foreign currency exchange gains (losses), net	2.3	2.1
Change in fair market value of equity securities	(17.5)	(4,545.1)
Other income (expense), net	50.4	32.6
Consolidated income (loss) before income taxes	$84.8	$(4,368.0)

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

14.    RESTRUCTURING COSTS

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in EMEA and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from EMEA to APAC. The restructuring plan is being implemented in phases and is expected to be substantially complete by mid-2023. The adjustments to expense recorded were primarily due to changes in the estimates of employee termination benefits. From February 2021 to March 31, 2023, total expenses were $67.3 million.

The following table summarizes the activity of our February 2021 restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2022:	$1.9	$29.7	$31.6
Adjustment to expense	(0.3)	(1.0)	(1.3)
Cash payments	(0.9)	(6.1)	(7.0)
Foreign currency adjustments	0.1	0.2	0.3
Balances as of March 31, 2023:	$0.8	$22.8	$23.6

In February 2023, management approved a new restructuring plan to implement identified opportunities to further streamline and improve operating performance. The additional restructuring activities are being implemented in phases and are expected to be substantially complete by the end of 2023. From February 2023 to March 31, 2023, total expenses were $14.9 million, representing estimated termination benefits to employees.

The following table summarizes the activity of our February 2023 restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2022:	$—	$—	$—
Charged to expense - employee termination benefits	7.2	7.7	14.9
Cash payments	(0.7)	(0.8)	(1.5)
Foreign currency adjustments	0.1	0.2	0.3
Balances as of March 31, 2023:	$6.6	$7.1	$13.7

Combined, the liability of $37.3 million as of March 31, 2023 consisted of $36.7 million recorded in Accrued payroll and employee benefits and $0.6 million recorded in Other long-term liabilities in the condensed consolidated balance sheets. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense for the three months ended March 31, 2023 were $0.3 million, $9.1 million and $4.2 million, respectively, in the condensed consolidated statements of income (loss).

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

The components of lease expense were as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$15.8	$14.3

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$0.3	$0.3

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the three months ended March 31, 2023 and 2022. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the three months ended March 31, 2023 and 2022.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.9	$9.5
Operating cash flows from finance leases	$0.2	$0.2
Financing cash flows from finance leases	$0.1	$0.1

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2.2	$5.5

Supplemental balance sheet information related to leases was as follows (in millions):

	March 31, 2023	December 31, 2022

Operating Leases
Operating lease right-of-use assets	$174.1	$181.0

Current operating lease liabilities	$36.1	$36.3
Operating lease liabilities	147.0	153.6
Total operating lease liabilities	$183.1	$189.9

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt and notes payable, net of current maturities (in millions):

	March 31, 2023	December 31, 2022

Finance Leases
Property, plant and equipment, gross	$11.9	11.9
Less: accumulated depreciation and amortization	(5.6)	(5.5)
Property, plant and equipment, net	$6.3	$6.4

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	10.0	10.1
Total finance lease liabilities	$10.5	$10.6

	March 31, 2023	December 31, 2022

Weighted Average Remaining Lease Term
Operating leases - in years	7	7
Finance leases - in years	14	15

Weighted Average Discount Rate
Operating leases	3.1%	3.0%
Finance leases	6.4%	6.3%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2023 (excluding the three months ended March 31, 2023)	$31.1	$1.2
2024	37.1	1.2
2025	33.6	1.1
2026	26.3	1.1
2027	21.1	1.1
Thereafter	56.6	11.6
Total lease payments	205.8	17.3
Less imputed interest	(22.7)	(6.8)
Total	$183.1	$10.5
The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher turn-over.

As of March 31, 2023, operating leases that have not commenced are not material.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2022 and the condensed consolidated financial statements for the three months ended March 31, 2023.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 44% of our year-to-date 2023 consolidated net sales are derived from the United States and approximately 56% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

COVID-19 and Supply Chain Impact

The COVID-19 pandemic has impacted and, we expect to some extent, will continue to impact parts of our business, operations, financial condition and results of operations in a variety of ways. During the first quarter of 2023, demand for products associated with COVID-19 testing and related research was minimal. Delays and shortages in the supply of components and raw materials continued in the first quarter of 2023, but we have seen improvements. These shortages, along with a slower production ramp up with our manufacturing transition to Asia, have caused a backlog of sales orders, some of which we consider to be significant, and some delays in certain new product development activities. They have also led to increases in inventory as we continue to receive available materials and source those in short supply. While we are making significant progress in procuring required materials, we expect the backlog of sales orders to continue through the remainder of 2023. For more discussion relating to the impacts of the COVID-19 pandemic and supply chain constraints, please see "Item 1A. Risk Factors" to this Form 10-Q.

Results of Operations

The following table shows cost of goods sold, gross profit, components of operating expense, losses from change in fair market value of equity securities and loan receivable, and net income (loss) as a percentage of net sales:

	Three Months Ended
	March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of goods sold	46.5	42.5
Gross profit	53.5	57.5
Selling, general and administrative expense	33.3	28.1
Research and development expense	11.1	8.5
Losses from change in fair market value of equity securities and loan receivable	2.6	649.2
Net income (loss)	10.2	(481.0)

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2023 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

There have been no substantial changes in our significant accounting policies during the three months ended March 31, 2023, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Three Months Ended March 31, 2023 Compared to
Three Months Ended March 31, 2022

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the first quarter of 2023 were $676.8 million compared to $700.1 million in the first quarter of 2022, a decrease of 3.3%.  COVID-related sales were $2.6 million in the first quarter of 2023 compared to approximately $45.3 million in the first quarter of 2022. Excluding the impact of foreign currency, first quarter 2023 sales decreased by approximately 0.3% compared to the same period in 2022. Currency neutral sales increased in the Americas, but this was offset by decreased sales in EMEA and Asia Pacific. Excluding COVID-related sales, sales increased 6.1% on a currency neutral basis from the first quarter of 2022.

The Life Science segment sales for the first quarter of 2023 were $323.6 million, a decrease of 6.8% compared to the same period last year. On a currency neutral basis, sales decreased 3.6% compared to the first quarter of 2022. Currency neutral sales decreased in both Asia Pacific and EMEA, partially offset by increased sales in the Americas. COVID-related sales were $2.3 million in the first quarter of 2023 compared to approximately $44.2 million in the first quarter of 2022. Excluding COVID-related sales, sales increased 9.6% on a currency neutral basis driven by increased sales of Gene Expression, Western Blotting and Droplet Digital PCR products.

The Clinical Diagnostics segment sales for the first quarter of 2023 were $352.1 million, an increase of 0.1% compared to the same period last year.  On a currency neutral basis, sales increased 2.8% compared to the first quarter of 2022. Currency neutral sales increased in Asia Pacific, partially offset by a decrease in Europe and the Americas. COVID-related sales were $0.3 million in the first quarter of 2023 compared to approximately $1.1 million in the first quarter of 2022. Excluding COVID-related sales, sales increased 3.1% on a currency neutral basis. The currency neutral sales increase was primarily driven by an increased demand for our diagnostic testing systems, despite the continuing effect of supply chain constraints.

Consolidated gross margins were 53.5% for the first quarter of 2023 compared to 57.5% for the first quarter of 2022. Gross margins for the Life Science segment and the Clinical Diagnostics segment for the first quarter of 2023 decreased by approximately 5.6 percentage points and 2.2 percentage points respectively from the same period last year. The decrease in gross margins was primarily driven by product mix, higher logistics costs, and higher material costs.

Selling, general and administrative expenses (SG&A) increased to $225.6 million or 33.3% of sales for the first quarter of 2023 compared to $196.7 million or 28.1% of sales for the first quarter of 2022. The increase to SG&A was driven by costs related to a restructuring initiative that was recorded in the first quarter of 2023, as well as higher employee related, marketing and travel expenses.

Research and development (R&D) expenses increased to $75.0 million or 11.1% of sales in the first quarter of 2023 compared to $59.5 million or 8.5% of sales in the first quarter of 2022.  Life Science segment R&D expense increased in the first quarter of 2023 compared to the prior year period, primarily from increased investment to complete strategic projects in key investment areas, higher employee related expenses, and costs related to a restructuring initiative that was recorded in the first quarter of 2023. Clinical Diagnostics segment R&D expense increased in the first quarter of 2023 from the prior year period driven by continued investment in new strategic development projects, higher employee related expenses, and costs related to a restructuring initiative that was recorded in the first quarter of 2023.

Results of Operations – Non-operating

Interest expense for the first quarter of 2023 and 2022 was $12.3 million and $4.0 million, respectively, an increase of $8.3 million compared to the prior year period. The increase was primarily due to interest accrued on the $1.2 billion Senior Notes, as well as the associated amortization of discounts and debt issues costs. (see Note 7, "Long-term Debt" in the condensed consolidated financial statements).

Foreign currency exchange gains, net consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange gains, net were $2.3 million for the first quarter of 2023 compared to foreign currency exchange gain, net of $2.1 million for the first quarter of 2022. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Losses from change in fair market value of equity securities and loan receivable was a loss of $17.5 million and $4.55 billion for the first quarter of 2023 and 2022, respectively. The change in the fair market value primarily resulted from the recognition of holding losses of $20 million in the first quarter of 2023 compared to holding losses of $4.5 billion in the first quarter of 2022 on our position in Sartorius AG. In addition, in the first quarter of 2023, there was a loss of $2.2 million in the change in fair market value of the Loan we entered into with SHB compared to a loss of $89.9 million in the first quarter of 2022.

Other income, net for the first quarter of 2023 was income, net of $50.4 million compared to income, net of $32.6 million for the first quarter of 2022. The difference of income, net of $17.8 million was primarily attributable to an increase in interest income due to the funds invested as part of the bond proceeds and a higher dividend income from Sartorius AG.

Our effective income tax rate was 18.7% and 22.9% for the first quarter of 2023 and 2022, respectively. The effective tax rate reported in the first quarter of 2023 was primarily affected by benefits associated with preferential tax rate related to export sales and an increase in research and development costs. The tax rate reported in the first quarter of 2022 was primarily affected by an unrealized loss in equity securities. The difference in the rate is primarily driven by geographical mix of earnings.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement, as amended) that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the Credit Agreement, as amended, are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement, as amended, as of March 31, 2023, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. As of March 31, 2023, our short-term investments include the net cash proceeds from the sale of Senior Notes of $1.186 billion. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

At March 31, 2023, we had available $1.86 billion in cash, cash equivalents and short-term investments, of which approximately 10% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs.

Cash Flows from Operations

Net cash provided by operations was $98.1 million compared to cash provided by operations of $50.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase in operating cash flows was primarily due to higher cash received from customers, lower cash paid to suppliers and to employees, and lower income taxes paid.  These increases were partially offset by higher interest paid, higher payments for foreign exchange contracts, and timing of dividend proceeds and miscellaneous receipts, net.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of cash used for purchases of marketable securities and investments, and acquisitions.

Net cash used in investing activities was $70.5 million and $916.1 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily attributable to the purchase of marketable securities and investments utilizing the cash proceeds from the sale of the senior notes.  The decrease was partially offset by higher proceeds from sales of marketable securities and investments and higher proceeds from maturities of marketable securities and investments as a result of the cash proceeds invested from the sale of the senior notes.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash from the issuance of senior notes.

Net cash provided by financing activities was $4.3 million compared to cash provided by financing activities of $1,190.3 million for the three months ended March 31, 2023, and 2022, respectively. This decrease was primarily attributable to the net cash proceeds from the issuance of Senior Notes received in the first quarter of 2022.

Treasury Shares

No shares were repurchased during the first quarter of 2023 and 2022. As of March 31, 2023, $207.4 million remained available for repurchases under the Share Repurchase Program.

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2023, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Business, Economic, Legal and Industry Risks

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have affected and could materially adversely affect our business, operations, financial condition and results of operations.

Although we expect conditions relating to COVID-19 will continue to improve, the COVID-19 pandemic has had and if conditions deteriorate again, could continue to have an adverse effect on the United States and global economies, as well as on aspects of our business, operations and financial condition and those of third parties on whom we rely.

During the height of the COVID-19 pandemic, we experienced increased demand for certain of our products used in fighting the COVID-19 pandemic and some decreases in product demand in certain of our other businesses. If conditions related to the pandemic were to deteriorate, we expect that parts of our business could again suffer negative impacts from the pandemic.

On the supply side, we are experiencing continued but moderating challenges with the supply of raw materials and components used in the production of our products. There are currently industry wide supply shortages of certain raw materials and electronic components. These shortages have caused a backlog of sales orders, some of which we consider to be significant, and some delays in certain new product development activities. Some of the backlog of sales orders has continued into 2023. We have experienced raw material cost increases as a result of the COVID-19 pandemic, which will likely continue. In addition, while logistics capacity constraints are improving, we continue to experience freight surcharges and expect these to continue at least for the near term. Some countries continue to impose measures that may restrict the movement of our goods.

Although the severity of the COVID-19 pandemic has been waning, it is difficult to predict the full extent of potential impacts the pandemic could have in the future on our business, operations and financial results, or on our customers, suppliers, logistics providers, or on the global economy.

A reduction or interruption in the supply of components and raw materials has adversely affected and could continue to adversely affect our manufacturing operations and related product sales.

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. The COVID-19 pandemic has created delays and shortages in the supply of components and raw materials. These shortages have caused a backlog of sales orders, some of which we consider to be significant, and some delays in certain new product development activities. Some of the backlog of sales orders has continued into 2023. We have experienced raw material cost increases as a result of the COVID-19 pandemic, which will likely continue. In addition, due to the regulatory environment in which we operate, we may need to cease use of certain essential components and materials and be unable to quickly establish acceptable replacement sources for such components or materials. When our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner is adversely affected, which adversely affects our ability to sell our products. See also our risk factor regarding the COVID-19 pandemic above.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the three months ended March 31, 2023 our foreign entities generated 56% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.

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

As a result of the market value of our position in Sartorius AG, we might be deemed to be an “investment company” under Section 3(a)(1)(C) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) The Company does not believe it is an investment company primarily in reliance on Section 3(b)(1) of the Investment Company Act because we are “primarily engaged” in a business other than that of investing, reinvesting, owning, holding or trading in securities. Rather, we are primarily engaged in the development, manufacturing and marketing of products for the life science research and clinical diagnostic markets, and we believe that our historical development, our public representations of policy, the activity of our officers and directors, the nature of our present assets, the sources of our present income, and the public perception of the nature of our business all support the conclusion that we are an operating company and not an investment company. Although we have discussed this issue with the staff of the SEC and we are comfortable with our position, if it is determined later that the Company may not rely on Section 3(b)(1) or any other exemption under the Investment Company Act and the Company were deemed to be an unregistered investment company, such determination would have a material adverse effect on our business as we would need to register as an investment company and be subject to the regulations of the Investment Company Act which are designed to restrict and regulate mutual funds rather than operating companies. It could also call into question the validity of all contracts to which the Company is a party. If it appeared likely that we would be deemed to be an investment company, we may modify our position in Sartorius AG in order to avoid such determination.

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

As discussed further in the Notes to Condensed Consolidated Financial Statements, in Note 3. Fair Value Measurements, under the heading “Level 3 Fair Value Investments”, we made a loan of 400 million Euros to Sartorius-Herbst Beteiligungen II GmbH in November 2021 that is secured by the pledge of certain trust interests which upon termination of the trust represent the right to receive Sartorius ordinary shares (the "Loan"). Prior to a termination of the trust, the trust interests, which are provided as collateral for the Loan, are not tradable on the capital markets and may, in case of an enforcement, have to be sold with a significant discount to the value of the underlying shares.

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

In recent years, we have been faced with very challenging global economic conditions. The COVID-19 pandemic, as discussed above, has caused disruptions to global economic conditions. Russia’s invasion of Ukraine and sanctions against Russia also are causing disruptions to global economic conditions and are negatively impacting our business in Russia. It is unknown how long such disruptions will continue and whether such disruptions will become more severe. In addition, the bank failures in March 2023 and the resulting volatility in the banking sector could cause disruptions to global economic conditions and may impact access to cash and other financial resources by our customers and suppliers. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on the prices for our products and longer sales cycles. A weakening of macroeconomic conditions is also adversely affecting our suppliers, which could continue to result in interruptions in the supply of the components and raw materials necessary for our products and raw material cost increases. Additionally, the United States and other countries, such as China and India, recently have imposed tariffs on certain goods. While tariffs imposed by other countries on U.S. goods have not yet had a significant impact on our business, further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding the COVID-19 pandemic and our international operations above and regarding government regulations below.

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

There have been, and will continue to be, significant changes in the healthcare industry in an effort to reduce costs. These changes include:

•The trend towards managed care, together with healthcare reform of the delivery system in the United States and efforts to reform in Europe, has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce selling prices. Consolidation among healthcare providers and consolidation among other participants in the healthcare industry has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage. In particular, there has been a consolidation of laboratories and a consolidation of blood transfusion centers. These industry trends and competitive forces place constraints on the levels of overall pricing and thus could have a material adverse effect on our gross margins for products we sell in clinical diagnostic markets.

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

The Biden Administration released its 2024 budget recommendations to Congress on March 9, 2023. The administration's budget includes significant corporate tax increases over a 10-year period. If enacted, the provision could have a significant impact on Bio-Rad's income tax provision. We will continue to monitor the proposed legislation and report the impact if the legislation is enacted.

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

We have substantial debt and have the ability to incur additional debt. As of March 31, 2023, we had approximately $1,198.0 million of outstanding long-term indebtedness, primarily consisting of the 3.300% Senior Notes due in March 2027 and the 3.700% Senior Notes due in March 2032 as further discussed in Note 7 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

Maintaining effective disclosure controls and procedures and internal controls over financial reporting are necessary for us to produce reliable financial statements. Material weaknesses in our internal control over financial reporting have adversely affected us in the past and could affect us in the future and the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional material weaknesses, result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence and could cause the trading price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2023, $207.4 million of stock remained available for repurchases under the Company's current Share Repurchase Program, which was authorized by the Board of Directors in July 2022, July 2020 and in November 2017. Repurchases under the Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2023	—	$—	—	$207.4
February 1 to February 28, 2023	—	$—	—	$207.4
March 1 to March 31, 2023	—	$—	—	$207.4

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 5, 2023	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	May 5, 2023	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer