Form 10-Q
period 2023-06-30
BIO-RAD LABORATORIES, INC.
filed 2023-08-04
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	1-7928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at July 28, 2023:	Class A -	24,004,023	Class B -	5,072,204

BIO-RAD LABORATORIES, INC.

FORM 10-Q JUNE 30, 2023

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this report include forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements we make regarding our future financial performance, operating results, plans and objectives. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions. Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including, but not limited to, the impact of the COVID-19 pandemic, supply chain issues, global economic and geopolitical conditions, our ability to develop and market new or improved products, our ability to compete effectively, foreign currency exchange fluctuations, reductions in government funding or capital spending of our customers, international legal and regulatory risks, product quality and liability issues, our ability to integrate acquired companies, products or technologies into our company successfully, changes in the healthcare industry, natural disasters and other catastrophic events beyond our control, and other risks and uncertainties identified under “Part II, Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS:	(Unaudited)
Cash and cash equivalents	$390,001	$434,215
Short-term investments	1,332,685	1,356,457
Restricted investments	5,560	5,560
Accounts receivable, less allowance for credit losses of $15,762 as of June 30, 2023 and $15,029 as of December 31, 2022	491,575	494,645
Inventory	776,600	719,316
Prepaid expenses	122,641	124,179
Other current assets	19,804	23,604
Total current assets	3,138,866	3,157,976
Property, plant and equipment	1,575,075	1,508,020
Less: accumulated depreciation and amortization	(1,061,062)	(1,009,408)
Property, plant and equipment, net	514,013	498,612
Operating lease right-of-use assets	173,922	180,952
Goodwill, net	411,519	406,488
Purchased intangibles, net	328,710	332,147
Other investments	7,311,135	8,830,892
Other assets	100,064	94,599
Total assets	$11,978,229	$13,501,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	June 30, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$149,535	$135,041
Accrued payroll and employee benefits	154,704	194,790
Current maturities of long-term debt and notes payable	476	465
Income and other taxes payable	74,481	32,428
Current operating lease liabilities	36,543	36,336
Other current liabilities	166,243	169,648
Total current liabilities	581,982	568,708
Long-term debt, net of current maturities	1,198,384	1,197,716
Deferred income taxes	1,401,827	1,770,481
Operating lease liabilities	146,849	153,597
Other long-term liabilities	202,294	195,912
Total liabilities	3,531,336	3,886,414

Stockholders’ equity:
Class A common stock, shares issued 25,163,270 and 25,162,075 as of June 30, 2023 and December 31, 2022, respectively; shares outstanding 24,003,196 and 24,521,583 as of June 30, 2023 and December 31, 2022, respectively	2	2
Class B common stock, shares issued and outstanding, 5,072,933 as of June 30, 2023 and 5,074,130 as of December 31, 2022, respectively	1	1
Additional paid-in capital	473,872	447,454
Class A treasury stock at cost, 1,160,074 and 640,492 shares as of June 30, 2023 and December 31, 2022, respectively	(458,784)	(263,586)
Retained earnings	8,804,664	9,898,203
Accumulated other comprehensive income (loss)	(372,862)	(466,822)
Total stockholders’ equity	8,446,893	9,615,252
Total liabilities and stockholders’ equity	$11,978,229	$13,501,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales	$681,110	$691,099	$1,357,954	$1,391,161
Cost of goods sold	318,627	296,068	633,054	593,495
Gross profit	362,483	395,031	724,900	797,666
Selling, general and administrative expense	207,824	207,793	433,377	404,485
Research and development expense	65,042	64,346	139,993	123,881
Income from operations	89,617	122,892	151,530	269,300
Interest expense	12,343	10,720	24,680	14,768
Foreign currency exchange (gains) losses, net	(1,253)	897	(3,600)	(1,231)
Losses from change in fair market value of equity securities and loan receivable	1,595,442	1,338,190	1,612,967	5,883,307
Other income, net	(16,488)	(6,710)	(66,919)	(39,307)
Loss before income taxes	(1,500,427)	(1,220,205)	(1,415,598)	(5,588,237)
Benefit from income taxes	338,176	295,091	322,309	1,295,776
Net loss	$(1,162,251)	$(925,114)	$(1,093,289)	$(4,292,461)

Basic and diluted loss per share:
Net loss per share	$(39.59)	$(31.05)	$(37.09)	$(143.74)
Weighted average common shares	29,355	29,794	29,475	29,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(1,162,251)	$(925,114)	$(1,093,289)	$(4,292,461)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	36,605	(219,036)	91,823	(347,635)
Foreign other post-employment benefits adjustments, net of income taxes	237	198	271	523
Net unrealized holding gain (loss) on available-for-sale debt investments, net of income taxes	(1,352)	(6,692)	1,866	(10,721)
Other comprehensive income (loss), net of income taxes	35,490	(225,530)	93,960	(357,833)
Comprehensive loss	$(1,126,761)	$(1,150,644)	$(999,329)	$(4,650,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Cash received from customers	$1,360,206	$1,323,873
Cash paid to suppliers and employees	(1,173,285)	(1,193,916)
Interest paid, net	(23,535)	(440)
Income tax payments, net	(31,556)	(86,155)
Dividend proceeds and miscellaneous receipts, net	65,422	41,707
Proceeds from (payments for) forward foreign exchange contracts, net	(1,067)	18,694
Net cash provided by operating activities	196,185	103,763
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(70,364)	(50,412)
Proceeds from dispositions of property, plant and equipment	39	108
Proceeds from divestiture of a division	—	1,360
Payments for purchases of marketable securities and investments	(341,522)	(1,478,432)
Proceeds from sales of marketable securities and investments	195,932	313,322
Proceeds from maturities of marketable securities and investments	173,426	153,432
Net cash used in investing activities	(42,489)	(1,060,622)
Cash flows from financing activities:
Proceeds from issuance of Notes, net of debt financing costs	—	1,186,220
Payments on long-term borrowings	(231)	(254)
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	9,521	8,444
Tax payments from net share settlement	(312)	(443)
Payments for purchases of treasury stock	(207,407)	(125,000)
Net cash provided by (used in) financing activities	(198,429)	1,068,967
Effect of foreign exchange rate changes on cash	670	13,666
Net increase (decrease) in cash, cash equivalents and restricted cash	(44,063)	125,774
Cash, cash equivalents and restricted cash at beginning of period	434,544	471,133
Cash, cash equivalents and restricted cash at end of period	$390,481	$596,907

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that agrees to the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$390,001	$596,584
Restricted cash included in Other current assets	82	13
Restricted cash included in Other assets	398	310
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$390,481	$596,907

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	$3	$447,454	$(263,586)	$9,898,203	$(466,822)	$9,615,252
Net income	—	—	—	68,962	—	68,962
Other comprehensive income, net of tax	—	—	—	—	58,470	58,470
Stock compensation expense	—	16,608	—	—	—	16,608
Issuance of treasury stock	—	(660)	5,290	(206)	—	4,424
Balance at March 31, 2023	$3	$463,402	$(258,296)	$9,966,959	$(408,352)	$9,763,716
Net loss	—	—	—	(1,162,251)	—	(1,162,251)
Other comprehensive income, net of tax	—	—	—	—	35,490	35,490
Stock compensation expense	—	12,559	—	—	—	12,559
Purchase of treasury stock	—	—	(207,407)	—	—	(207,407)
Issuance of treasury stock	—	(2,089)	6,919	(44)	—	4,786
Balance at June 30, 2023	$3	$473,872	$(458,784)	$8,804,664	$(372,862)	$8,446,893

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2021	$3	$441,733	$(106,290)	$13,525,343	$(175,553)	$13,685,236
Net loss	—	—	—	(3,367,347)	—	(3,367,347)
Other comprehensive loss, net of tax	—	—	—	—	(132,303)	(132,303)
Issuance of common stock	—	4,177	—	—	—	4,177
Stock compensation expense	—	13,521	—	—	—	13,521
Balance at March 31, 2022	$3	$459,431	$(106,290)	$10,157,996	$(307,856)	$10,203,284
Net loss	—	—	—	(925,114)	—	(925,114)
Other comprehensive loss, net of tax	—	—	—	—	(225,530)	(225,530)
Issuance of common stock	—	(443)	—	—	—	(443)
Stock compensation expense	—	13,571	—	—	—	13,571
Purchase of treasury stock	—	—	(125,000)	—	—	(125,000)
Issuance of treasury stock	—	(696)	4,950	13	—	4,267
Balance at June 30, 2022	$3	$471,863	$(226,340)	$9,232,895	$(533,386)	$8,945,035

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

We enter into contracts that can include various combinations of products and services, which are generally accounted for as distinct performance obligations. A product or service is considered distinct if it is separately identifiable from other deliverables in the arrangement and if a customer can benefit from such product or service on its own or with other resources that are readily available to the customer. The transaction consideration is allocated between separate performance obligations of an arrangement based on the standalone selling price for each distinct product or service. The method used to determine the standalone selling prices for product and service revenues is based on the observable prices when the product or services have been sold separately.

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

Maintenance services and reagents are allocated to the non-lease elements. Maintenance services are recognized ratably over the period whereas reagents revenue is recognized upon transfer of control when either (i) the consumables are delivered or (ii) the consumables are consumed by the customer.

Our reagent rental arrangements are predominantly comprised of variable lease payments that fluctuate depending on the volume of reagents purchased, as such arrangements generally do not contain any fixed or minimum lease payments. Our reagent rental arrangements are predominantly classified as operating leases and any sales-type leases have historically been immaterial, and we do not enter into direct finance leases.

Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% of total revenue for both the three and six months ended June 30, 2023 and June 30, 2022. Such revenue forms part of the Net sales in our condensed consolidated statements of income (loss).

Contract costs:

As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income (loss).

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$287.7	$281.6	$584.7	$564.1
EMEA	211.2	217.3	416.0	436.2
APAC	143.0	152.7	278.8	313.5
Other (primarily Canada and Latin America)	39.2	39.5	78.5	77.4
Total net sales	$681.1	$691.1	$1,358.0	$1,391.2

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 11).

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements, including installation services. The deferred revenue balance at June 30, 2023 and December 31, 2022 was $71.7 million and $71.9 million, respectively. The short-term deferred revenue balance at June 30, 2023 and December 31, 2022 was $53.7 million and $52.2 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income (loss).

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Change in our warranty liability for the six months ended June 30, 2023 and 2022 were as follows (in millions):

	Six Months Ended
	June 30,
	2023	2022
Balance at beginning of period	$10.6	$12.7
Provision for warranty	4.2	5.2
Actual warranty costs	(5.8)	(6.1)
Balance at end of period	$9.0	$11.8

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

Changes in our allowance for credit losses were as follows (in millions):

	Six Months Ended
	June 30,
	2023	2022
Balance at beginning of period	$15.0	$15.1
Provision for expected credit losses	1.1	0.4
Write-offs charged against the allowance	(0.4)	(1.4)
Recoveries collected	0.1	0.1
Balance at end of period	$15.8	$14.2

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of June 30, 2023 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$10.9	$—	$10.9
Time deposits	—	38.6	—	38.6
U.S. government sponsored agencies	—	26.0	—	26.0
Money market funds	45.0	—	—	45.0
Total cash equivalents (a)	45.0	75.5	—	120.5
Restricted investments (b)	7.0	—	—	7.0
Equity securities (c)	7,027.8	—	—	7,027.8
Loan under the fair value option (d)	—	—	304.9	304.9
Available-for-sale investments:
Corporate debt securities	—	621.5	—	621.5
U.S. government sponsored agencies	—	282.1	—	282.1
Foreign government obligations	—	12.3	—	12.3
Municipal obligations	—	18.1	—	18.1
Asset-backed securities	—	335.6	—	335.6
Total available-for-sale investments (e)	—	1,269.6	—	1,269.6
Forward foreign exchange contracts (f)	—	2.7	—	2.7
Total financial assets carried at fair value	$7,079.8	$1,347.8	$304.9	$8,732.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$0.9	$—	$0.9
Contingent consideration (h)	—	—	36.0	36.0
Total financial liabilities carried at fair value	$—	$0.9	$36.0	$36.9

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2022 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$21.1	$—	$21.1
Time deposits	5.7	—	—	5.7
Asset-backed securities	—	1.4	—	1.4
U.S. government sponsored agencies	—	6.0	—	6.0
Money market funds	31.5	—	—	31.5
Total cash equivalents (a)	37.2	28.5	—	65.7
Restricted investments (b)	6.8	—	—	6.8
Equity securities (c)	8,530.4	—	—	8,530.4
Loan under the fair value option (d)	—	—	322.6	322.6
Available-for-sale investments:
Corporate debt securities	—	699.3	—	699.3
U.S. government sponsored agencies	—	230.7	—	230.7
Foreign government obligations	—	13.5	—	13.5
Municipal obligations	—	23.1	—	23.1
Asset-backed securities	—	333.4	—	333.4
Total available-for-sale investments (e)	—	1,300.0	—	1,300.0
Forward foreign exchange contracts (f)	—	1.5	—	1.5
Total financial assets carried at fair value	$8,574.4	$1,330.0	$322.6	$10,227.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$6.2	$—	$6.2
Contingent consideration (h)	—	—	35.6	35.6
Total financial liabilities carried at fair value	$—	$6.2	$35.6	$41.8

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2023	December 31, 2022
Restricted investments	$5.6	$5.6
Other investments	1.4	1.2
Total	$7.0	$6.8

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	June 30, 2023	December 31, 2022
Short-term investments	$63.0	$56.5
Other investments	6,964.8	8,473.9
Total	$7,027.8	$8,530.4

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

(h) Contingent considerations in a liability position are included in Other long-term liabilities in the condensed consolidated balance sheets. Changes in the fair value of contingent consideration are included in Research and development expense in our condensed consolidated statements of income (loss). No conditions triggering payment of the contingent consideration were met as of June 30, 2023.

Level 1 Fair Value Measurements

As of June 30, 2023, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 38% of the ordinary outstanding shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of June 30, 2023. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The changes in fair market value of our investment in Sartorius for the three and six months ended June 30, 2023 were a loss of $1,578.5 million and $1,598.5 million respectively, which is recorded in our condensed consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of June 30, 2023, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$630.1	$0.4	$(9.0)	$621.5
Municipal obligations	18.3	—	(0.2)	18.1
Asset-backed securities	341.2	—	(5.6)	335.6
U.S. government sponsored agencies	285.8	—	(3.7)	282.1
Foreign government obligations	12.5	—	(0.2)	12.3
	$1,287.9	$0.4	$(18.7)	$1,269.6

The following is a summary of the amortized cost and estimated fair value of our debt securities at June 30, 2023 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$433.7	$429.5
Mature in one to five years	701.6	690.9
Mature in more than five years	152.6	149.2
Total	$1,287.9	$1,269.6

Available-for-sale investments consist of the following (in millions):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$709.9	$0.2	$(10.8)	$699.3
Municipal obligations	23.4	—	(0.3)	23.1
Asset-backed securities	339.6	0.1	(6.3)	333.4
U.S. government sponsored agencies	233.9	—	(3.2)	230.7
Foreign government obligations	13.8	—	(0.3)	13.5
Total	$1,320.6	$0.3	$(20.9)	$1,300.0

As of June 30, 2023, there were no significant continuous unrealized losses greater than 12 months.
Our evaluation of credit losses for available-for-sale investments included the extent to which the fair value is less than the amortized cost basis, adverse conditions specifically related to the debt security, an industry or geographic area, and any changes in the rating of a security by a rating agency. Credit loss impairments are limited to the amount that the fair value of an instrument is less than its amortized cost basis.

At June 30, 2023, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of June 30, 2023.
Included in Other current assets are $9.1 million and $11.6 million of interest receivable as of June 30, 2023 and December 31, 2022, respectively, primarily associated with securities in our available-for-sale investments portfolio. The interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the six months ended June 30, 2023, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less, are recorded at their fair value at each balance sheet date. The notional amounts provide one measure of foreign exchange exposures as of June 30, 2023 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates and forward points from Refinitiv on the last business day of the quarter. The resulting gains or losses from foreign exchange contracts offset gains or losses from foreign currency remeasurement of the related receivables and payables, both of which are included in Foreign currency exchange (gains) losses, net in the condensed consolidated statements of income (loss).

The following is a summary of our forward foreign exchange contracts (in millions):

June 30,
2023
Contracts maturing in July through September 2023 to sell foreign currency:
Notional value	$707.2
Unrealized gain	$1.6
Contracts maturing in July through September 2023 to purchase foreign currency:
Notional value	$80.4
Unrealized gain	$0.1

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II Gmbh ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (the “Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in Losses from change in fair market value of equity securities and loan receivable in our condensed consolidated statements of income (loss). The overall change in fair market value reflected in Losses from change in fair market value of equity securities and loan receivable during the three months ended June 30, 2023 was a loss of $21.8 million, which includes a $2.4 million gain from change in fair market value of the Loan and a $24.2 million loss from change in fair market value of the value appreciation right. The overall change in fair market value reflected in Losses from change in fair market value of equity securities and loan receivable during the six months ended June 30, 2023 was a loss of $24.0 million, which includes a $10.4 million gain from change in fair market value of the Loan and a $34.4 million loss from change in fair market value of the value appreciation right. The decrease in the fair market value of the value appreciation right was due to a decline in the value of the Sartorius ordinary shares. As of June 30, 2023, the €400 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2022	$322.6
Net decrease in estimated fair market value of the loan included in Losses in fair market value of equity securities and loan receivable	$(24.0)
Foreign currency exchange gains (losses), net	$6.3
June 30, 2023	$304.9

3. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment are as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2022:
Goodwill	$333.3	$408.4	$741.7
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	115.0	406.5

Acquisitions	—	0.4	0.4
Foreign currency adjustments	—	4.6	4.6
Period increase, net	—	5.0	5.0

Balances as of June 30, 2023:
Goodwill	333.3	413.4	746.7
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$291.5	$120.0	$411.5

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	June 30, 2023
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.1	$106.6	$(94.5)	$12.1
Know how	2.3	167.9	(157.8)	10.1
Developed product technology	12.5	212.9	(127.7)	85.2
Licenses	5.4	59.1	(40.4)	18.7
Tradenames	6.1	6.0	(4.5)	1.5
Covenants not to compete	2.8	6.4	(4.5)	1.9
Total finite-lived intangible assets		558.9	(429.4)	129.5
In-process research and development		199.2	—	199.2
Total purchased intangible assets		$758.1	$(429.4)	$328.7

	December 31, 2022
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.0	$104.7	$(89.9)	$14.8
Know how	2.8	166.2	(153.9)	12.3
Developed product technology	12.8	211.1	(121.6)	89.5
Licenses	5.8	59.0	(38.5)	20.5
Tradenames	6.6	6.1	(4.5)	1.6
Covenants not to compete	3.1	6.4	(4.0)	2.4
Total finite-lived intangible assets		553.5	(412.4)	141.1
In-process research and development		191.0	—	191.0
Total purchased intangible assets		$744.5	$(412.4)	$332.1

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Amortization expense	$5.9	$6.3	$11.9	$12.6

4. INVENTORY

Following are the components of Inventory at June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
Inventory:
Raw materials	$240.1	$228.8
Work in process	236.4	220.9
Finished goods	300.1	269.6
Total Inventory	$776.6	$719.3

5. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net loss to net cash provided by operating activities is as follows (in millions):

	Six Months Ended
	June 30, 2023	June 30, 2022
Net loss	$(1,093.3)	$(4,292.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71.4	67.5
Reduction in the carrying amount of right-of-use assets	19.9	20.0
Share-based compensation	29.2	27.1
Losses from change in fair market value of equity securities and loan receivable	1,613.0	5,883.3
Gain on divestiture of a division	—	(1.4)
Payments for operating lease liabilities	(19.8)	(18.6)
(Increase) decrease in accounts receivable	5.2	(45.8)
Increase in inventories	(55.3)	(102.3)
(Increase) decrease in other current assets	16.5	(10.5)
Decrease in accounts payable and other current liabilities	(34.7)	(43.1)
Increase (decrease) in income taxes payable	31.5	(23.3)
Decrease in deferred income taxes	(391.6)	(1,361.1)
Increase in other long-term liabilities	6.3	1.5
Other	(2.1)	3.0
Net cash provided by operating activities	$196.2	$103.8

Non-cash investing activities:
Purchased property, plant and equipment	$12.0	$5.6
Purchased marketable securities and investments	$1.2	$3.5
Sold marketable securities and investments	$—	$16.3

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	June 30, 2023	December 31, 2022
3.3%, Senior Notes due 2027	$400.0	$400.0
3.7%, Senior Notes due 2032	800.0	800.0
Less unamortized discounts and debt issuance costs	(11.5)	(12.4)
Long-term debt less unamortized discounts and debt issuance costs	1,188.5	1,187.6
Finance leases and other debt	10.4	10.6
Less current maturities	(0.5)	(0.5)
Long-term debt	$1,198.4	$1,197.7

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2023:	$(466.5)	$10.0	$(10.3)	$(466.8)
Other comprehensive income (loss), before reclassifications	92.1	0.5	1.4	94.0
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(0.2)	1.0	0.8
Income tax effects	(0.3)	—	(0.6)	(0.9)
Other comprehensive income (loss), net of income taxes	91.8	0.3	1.8	93.9
Balances as of June 30, 2023:	$(374.7)	$10.3	$(8.5)	$(372.9)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2022:	$(170.5)	$(10.9)	$5.8	$(175.6)
Other comprehensive income (loss), before reclassifications	(348.2)	0.7	(14.4)	(361.9)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	0.1	0.4	0.5
Income tax effects	0.6	(0.3)	3.3	3.6
Other comprehensive income (loss), net of income taxes	(347.6)	0.5	(10.7)	(357.8)
Balances as of June 30, 2022:	$(518.1)	$(10.4)	$(4.9)	$(533.4)

All amounts reclassified out of accumulated other comprehensive income (loss) were reclassified into other income, net in the condensed consolidated statements of income (loss). The reclassification adjustments are calculated using the specific identification method.

The impact to income (loss) before income taxes for amounts reclassified out of accumulated other comprehensive income (loss) into other income, net in the condensed consolidated statements of income (loss) were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of comprehensive income (loss)	2023	2022	2023	2022
Amortization of foreign other post-employment benefit items	$0.3	$(0.1)	$0.2	$(0.1)
Net holding gains (losses) on equity securities and available-for-sale investments	$(1.2)	$(0.4)	$(1)	$(0.4)

8. LOSS PER SHARE

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

We compute net income (loss) per share of Class A Common Stock (Class A) and Class B Common Stock (Class B) using the two-class method required for participating securities. Our participating securities include Class A and Class B. Each share of Class A and Class B participates equally in earnings and losses, but may not participate equally in dividend distributions. No dividends were distributed or declared during any of the periods presented. Earnings (loss) is attributable equally to each share of Class A and Class B common stock and is determined based on the weighted average number of the respective class of common stock outstanding for the three and six months ended June 30, 2023 and 2022.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the diluted earnings (loss) per share calculation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	29,355	29,794	29,475	29,863
Effect of potentially dilutive stock options, restricted stock and performance stock awards	—	—	—	—
Diluted weighted average common shares outstanding	29,355	29,794	29,475	29,863
Anti-dilutive shares	234	541	237	541

9. OTHER INCOME, NET

Other income, net includes the following components (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest and investment income	$(16.5)	$(5.5)	$(66.8)	$(37.7)
Net realized losses on investments	0.8	0.4	1.5	0.4
Gain on divestiture of a division	—	(1.4)	—	(1.4)
Other income	(0.8)	(0.2)	(1.6)	(0.6)
Other income, net	$(16.5)	$(6.7)	$(66.9)	$(39.3)

10. INCOME TAXES

Our effective income tax rate was 22.5% and 24.2% for the three months ended June 30, 2023 and 2022, respectively. Our effective income tax rate was 22.8% and 23.2% for the six months ended June 30, 2023 and 2022, respectively.

The realization of deferred tax assets are dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our federal, state and foreign deferred tax assets will not be realized as of June 30, 2023, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our federal, state and foreign deferred tax assets increased by $20.0 million for the period ended June 30, 2023 compared to the year ended December 31, 2022.

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

Our gross unrecognized tax benefits were $91.2 million and $85.5 million as of June 30, 2023 and December 31, 2022, respectively. The increase in our gross unrecognized tax benefits is primarily attributable to an increase of uncertain tax accruals in various jurisdictions.

As of June 30, 2023, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $17.7 million. Substantially all such amounts will impact our effective income tax rate if recognized.

11. SEGMENT INFORMATION

Information regarding operating profit (loss) for the three months ended June 30, 2023 and 2022 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Net sales	2023	$300.2	$380.1	$0.8
	2022	$322.4	$367.8	$0.9

Operating profit (loss)	2023	$28.0	$61.8	$(0.2)
	2022	$56.6	$66.8	$(0.5)

Information regarding operating profit (loss) for the six months ended June 30, 2023 and 2022 is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Net sales	2023	$623.8	$732.2	$2.0
	2022	$669.5	$719.5	$2.2

Operating profit (loss)	2023	$63.7	$88.1	$(0.3)
	2022	$146.2	$123.9	$(0.8)

Segment results are presented in the same manner as we manage our business internally to make operating decisions and assess performance. Our chief operating decision maker ("CODM") views all operating expenses and corporate overhead as directly supporting the strategies of our segments, and these costs are fully allocated to our reportable segments.

The following reconciles total segment profit to consolidated loss before income taxes (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating profit	$89.6	$122.9	$151.5	$269.3
Interest expense	(12.4)	(10.7)	(24.7)	(14.7)
Foreign currency exchange gains (losses), net	1.3	(0.9)	3.6	1.2
Change in fair market value of equity securities	(1,595.4)	(1,338.2)	(1,612.9)	(5,883.3)
Other income, net	16.5	6.7	66.9	39.3
Consolidated loss before income taxes	$(1,500.4)	$(1,220.2)	$(1,415.6)	$(5,588.2)

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

13. RESTRUCTURING COSTS

In February 2021, we announced a strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacted our operations in EMEA and included the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from EMEA to APAC. The restructuring plan was implemented in phases and is substantially complete as of June 30, 2023. The timing of the remaining employee termination benefit payments is in accordance with statutory requirements. The adjustments to expense recorded were primarily due to changes in the estimates of employee termination benefits. From February 2021 to June 30, 2023, total expenses were $69.7 million.

The following table summarizes the activity of our February 2021 plan restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2022:	$1.9	$29.7	$31.6
Adjustment to expense	—	1.1	1.1
Cash payments	(1.6)	(13.0)	(14.6)
Foreign currency adjustments	—	0.3	0.3
Balances as of June 30, 2023:	$0.3	$18.1	$18.4

In February 2023, management approved a new restructuring plan to implement identified opportunities to further streamline and improve operating performance. The additional restructuring activities are being implemented in phases and are expected to be substantially complete by the end of 2023. From February 2023 to June 30, 2023, total expenses were $14.8 million, representing estimated termination benefits to employees.

The following table summarizes the activity of our February 2023 plan restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2022:	$—	$—	$—
Charged to expense - employee termination benefits	2.9	11.9	14.8
Cash payments	(1.1)	(2.0)	(3.1)
Foreign currency adjustments	0.1	0.3	0.4
Balances as of June 30, 2023:	$1.9	$10.2	$12.1

In June 2023, management approved an additional restructuring plan to implement identified opportunities to further streamline and improve operating performance. The additional restructuring activities are expected to be substantially complete by the end of 2023.

The following table summarizes the activity of our June 2023 plan restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2022:	$—	$—	$—
Charged to expense - employee termination benefits	4.1	4.3	8.4
Cash payments	(0.2)	—	(0.2)
Foreign currency adjustments	—	0.1	0.1
Balances as of June 30, 2023:	$3.9	$4.4	$8.3

Combined, the liability of $38.8 million as of June 30, 2023 consisted of $38.3 million recorded in Accrued payroll and employee benefits and $0.5 million recorded in Other long-term liabilities in the condensed consolidated balance sheets. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense for the three months ended June 30, 2023 were $3.4 million, $6.2 million and $1.1 million, respectively, in the condensed consolidated statements of income (loss). The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense for the six months ended June 30, 2023 were $3.7 million, $15.3 million and $5.3 million, respectively, in the condensed consolidated statements of income (loss).

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

The components of lease expense were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$15.7	$14.7	$31.5	$29.0

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.2	$0.2
Interest on lease liabilities	0.2	0.2	0.4	0.4
Total finance lease cost	$0.3	$0.3	$0.6	$0.6

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the three and six months ended June 30, 2023 and 2022. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the three and six months ended June 30, 2023 and 2022.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.8	$9.1	$19.8	$18.6
Operating cash flows from finance leases	$0.2	$0.2	$0.4	$0.4
Financing cash flows from finance leases	$0.1	$0.1	$0.2	$0.2

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$10.1	$1.6	$12.3	$7.1

Supplemental balance sheet information related to leases was as follows (in millions):

	June 30, 2023	December 31, 2022

Operating Leases
Operating lease right-of-use assets	$173.9	$181.0

Current operating lease liabilities	$36.5	$36.3
Operating lease liabilities	146.8	153.6
Total operating lease liabilities	$183.3	$189.9

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt and notes payable, net of current maturities (in millions):

	June 30, 2023	December 31, 2022

Finance Leases
Property, plant and equipment, gross	$11.9	$11.9
Less: accumulated depreciation and amortization	(5.7)	(5.5)
Property, plant and equipment, net	$6.2	$6.4

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	9.9	10.1
Total finance lease liabilities	$10.4	$10.6

	June 30, 2023	December 31, 2022

Weighted Average Remaining Lease Term
Operating leases - in years	7	7
Finance leases - in years	14	15

Weighted Average Discount Rate
Operating leases	3.2%	3.0%
Finance leases	6.4%	6.3%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2023 (excluding the six months ended June 30, 2023)	$21.0	$0.6
2024	39.2	1.2
2025	35.8	1.1
2026	27.8	1.1
2027	21.9	1.1
Thereafter	60.4	11.9
Total lease payments	206.1	17.0
Less imputed interest	(22.8)	(6.6)
Total	$183.3	$10.4

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher turn-over.

As of June 30, 2023, operating leases that have not commenced are not material.

15. SUBSEQUENT EVENTS

On July 20, 2023, the Company announced that the board of directors authorized a new share repurchase program (“New Share Repurchase Program”) granting the Company authority to repurchase, on a discretionary basis, up to $500 million of the outstanding shares of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The New Share Repurchase Program has no time limit and may be suspended for periods or discontinued at any time. Any shares acquired will be available for general corporate purposes, including supporting employee stock plans, funding acquisitions and minimizing dilution from stock issuances. The Company previously announced on June 5,

2023 that it had completed the repurchase of the aggregate of $650 million of stock authorized under the prior share repurchase program approved by the Company’s board of directors in November 2017, July 2020, and July 2022 (“Prior Share Repurchase Program”.) The New Share Repurchase Program supersedes the Company’s Prior Share Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2022 and the condensed consolidated financial statements for the three and six months ended June 30, 2023.

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

We are impacted by the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 43% of our year-to-date 2023 consolidated net sales are derived from the United States and approximately 57% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

Results of Operations

The following table shows cost of goods sold, gross profit, components of operating expense, losses from change in fair market value of equity securities and loan receivable, and net loss as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.8	42.8	46.6	42.7
Gross profit	53.2	57.2	53.4	57.3
Selling, general and administrative expense	30.5	30.1	31.9	29.1
Research and development expense	9.5	9.3	10.3	8.9
Losses from change in fair market value of equity securities and loan receivable	234.2	193.6	118.8	422.9
Net loss	(170.6)	(133.9)	(80.5)	(308.6)

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three and six months ended June 30, 2023 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

There have been no substantial changes in our significant accounting policies during the three and six months ended June 30, 2023, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Three Months Ended June 30, 2023 Compared to
Three Months Ended June 30, 2022

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the second quarter of 2023 were $681.1 million compared to $691.1 million in the second quarter of 2022, a decrease of 1.4%.  COVID-related sales were approximately $0.4 million in the second quarter of 2023 compared to approximately $33.2 million in the second quarter of 2022. Excluding the impact of foreign currency, second quarter 2023 sales decreased by approximately 0.3% compared to the same period in 2022. Currency neutral sales decreased in Asia Pacific and EMEA, partially offset by increased sales in the Americas. Excluding COVID-related sales, sales increased 4.6% on a currency neutral basis from the second quarter of 2022.

The Life Science segment sales for the second quarter of 2023 were $300.2 million, a decrease of 6.9% compared to the same period last year.  On a currency neutral basis, sales decreased 5.8% compared to the second quarter in 2022. Currency neutral sales decreased in both Asia Pacific and EMEA, partially offset by increased sales in the Americas. COVID-related sales were $0.3 million in the second quarter of 2023 compared to approximately $32.2 million in the second quarter of 2022. Excluding COVID-related sales, sales increased 4.5% on a currency neutral basis driven by increased sales of Droplet Digital PCR and qPCR products as well as $6.0 million of revenue from a one-time licensing fee associated with a cross-license agreement, partially offset by lower process chromatography sales.

The Clinical Diagnostics segment sales for the second quarter of 2023 were $380.1 million, an increase of 3.3% compared to the same period last year.  On a currency neutral basis, sales increased 4.6% compared to the second quarter in 2022.  Currency neutral sales increased primarily in the Asia Pacific region. COVID-related sales were $0.1 million in the second quarter of 2023 compared to approximately $1.0 million in the second quarter of 2022. Excluding COVID-related sales, sales increased 4.8% on a currency neutral basis. The currency neutral sales increase was primarily driven by an increased demand for our quality controls and diagnostic testing systems, primarily diabetes and blood typing.

Consolidated gross margins were 53.2% for the second quarter of 2023 compared to 57.2% for the second quarter of 2022.  Gross margins for the Life Science segment and the Clinical Diagnostics segment for the second quarter of 2023 decreased by approximately 5.2 percentage points and 2.9 percentage points, respectively, from the same period last year. The decrease in gross margins was primarily driven by product mix, higher material and logistics cost, as well as inventory reserves.

Selling, general and administrative (SG&A) expenses were essentially flat at $207.8 million or 30.5% and 30.1% of sales for the second quarter of 2023 and 2022, respectively. SG&A expenses in the second quarter of 2023 compared to the prior year period reflected increased restructuring costs, partially offset by lower employee-related expenses.

Research and development (R&D) expenses remained relatively consistent at $65.0 million or 9.5% of sales and $64.3 million or 9.3% of sales in the second quarter of 2023 and 2022, respectively. R&D expenses in the second quarter of 2023 compared to the prior year period reflected increased restructuring costs, investments to complete strategic projects, and a $2.3 million one-time licensing fee associated with a cross-license agreement, partially offset by lower employee-related expenses.

Results of Operations – Non-operating

Interest expense for the second quarter of 2023 and 2022 was $12.3 million and $10.7 million, respectively, an increase of $1.6 million compared to the prior year period. Interest expense results primarily from our $1.2 billion Senior Notes.

Foreign currency exchange (gains) and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange gains, net were $1.3 million for the second quarter of 2023 compared to foreign currency exchange losses, net of $0.9 million for the second quarter of 2022. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Losses from change in fair market value of equity securities and loan receivable was a loss of $1.60 billion and $1.34 billion for the second quarter of 2023 and 2022, respectively. The change in the fair market value primarily resulted from the recognition of holding losses of $1.58 billion in the second quarter of 2023 compared to holding losses of $1.28 billion in the second quarter of 2022 on our position in Sartorius AG, partially offset by lower losses from the change in fair value of our loan receivable amounting to $18 million and higher holding gains in the second quarter of 2023 compared to losses in the second quarter of 2022 from other equity and debt investment securities amounting to $18 million.

Other income, net for the second quarter of 2023 was $16.5 million compared to $6.7 million for the second quarter of 2022. The difference of income, net of $9.8 million was primarily attributable to an increase in interest and investment income on our investments as a result of cash invested from the $1.2 billion Senior Notes issued in March 2022.

Our effective income tax rate was 22.5% and 24.2% for the second quarter of 2023 and 2022, respectively. The effective tax rate reported in both periods was primarily affected by an unrealized loss in equity securities. The difference in the rate is primarily driven by geographical mix of earnings.

Six Months Ended June 30, 2023 Compared to
Six Months Ended June 30, 2022

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the first half of 2023 were $1.36 billion compared to $1.39 billion in the first half of 2022, a decrease of 2.4%.  COVID-related sales were approximately $3.1 million in the first half of 2023 compared to approximately $78.5 million reported in the first half of 2022. On a currency neutral basis, the first half of 2023 sales decreased by approximately 0.3% compared to the same period in 2022. Currency neutral sales decreased in both APAC and EMEA, partially offset by increased sales in the Americas. Excluding COVID-related sales, sales increased 5.4% on a currency neutral basis from the first half of 2022.

The Life Science segment sales for the first half of 2023 were $623.8 million, a decrease of 6.8% compared to the same period last year.  On a currency neutral basis, sales decreased 4.7% compared to the first half of 2022. The currency neutral sales decrease was mainly in EMEA and Asia Pacific, while the Americas saw currency neutral sales growth. COVID-related sales were $2.6 million in the first half of 2023 compared to approximately $76.4 million in the first half of 2022. Excluding COVID-related sales, sales increased 7.1% on a currency neutral basis driven by increased sales of Droplet Digital PCR products, partially offset by lower process chromatography sales.

The Clinical Diagnostics segment sales for the first half of 2023 were $732.2 million, an increase of 1.8% compared to the same period last year.  On a currency neutral basis, sales increased 3.7% compared to the first half of 2022. COVID-related sales were $0.5 million in the first half of 2023 compared to approximately $2.1 million in the first half of 2022. Excluding COVID-related sales, sales increased 4.0% on a currency neutral basis. The currency neutral sales increase was primarily driven by growth in Diabetes, Blood Typing, and Quality Controls products, especially in Asia Pacific and EMEA, despite supply chain constraints having an impact on instrument placements.

Consolidated gross margins were 53.4% for the first half of 2023 compared to 57.3% for the first half of 2022. Gross margins for the Life Science segment and the Clinical Diagnostics segment for the first half of 2023 decreased by approximately 5.4 percentage points and 2.5 percentage points respectively from the same period last year. The decrease in gross margins was primarily driven by product mix as well as increased production and transportation costs.

Selling, general and administrative (SG&A) expenses increased to $433.4 million or 31.9% of sales for the first half of 2023 compared to $404.5 million or 29.1% of sales for the first half of 2022.  The increase to SG&A expenses was primarily driven by restructuring costs as well as higher marketing and travel expenses.

Research and development (R&D) expenses increased to $140.0 million or 10.3% of sales in the first half of 2023 compared to $123.9 million or 8.9% of sales in the first half of 2022. R&D expenses increased in the first half of 2023 compared to the prior year period, primarily from restructuring costs, continued investment in research and product development products and higher employee-related expenses.

Results of Operations – Non-operating

Interest expense for the first half of 2023 and 2022 was $24.7 million and $14.8 million, respectively, an increase of $9.9 million compared to the prior year period. The increase was primarily due to the sale in March 2022 of the $1.2 billion Senior Notes.

Foreign currency exchange (gains) and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange gains, net were $3.6 million and $1.2 million for the first half of 2023 and 2022. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Losses from change in fair market value of equity securities and loan receivable was $1.61 billion and $5.88 billion for the first half of 2023 and 2022, respectively. The change in the fair market value primarily resulted from the recognition of lower holding losses of $1.60 billion in the first half of 2023 compared to holding losses of $5.73 billion in the first half of 2022 on our position in Sartorius AG. In addition, lower losses from the change in fair value of our loan receivable of $24.0 million in first half of 2023 compared to holding losses of $129.6 million in the first half of 2022 contributed to the change.

Other income, net for the first half of 2023 was $66.9 million compared to $39.3 million for the first half of 2022. The difference of income of $27.6 million was primarily due to an increase in our interest and investment income primarily attributable to an increase in our investments as a result of cash invested from the $1.2 billion Senior Notes issued in March 2022 and a $3 million increase in the Sartorius AG dividends declared in 2023 compared to 2022.

Our effective income tax rate was 22.8% and 23.2% for the first half of 2023 and 2022, respectively. The effective tax rate reported in the first half of both 2023 and 2022 was primarily affected by an unrealized loss in equity securities. The difference in the rate is primarily driven by geographical mix of earnings.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement, as amended) that we entered into in April 2019, and to a lesser extent international lines of credit.  Borrowings under the Credit Agreement, as amended, are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement, as amended, as of June 30, 2023, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. As of June 30, 2023, our short-term investments include the net cash proceeds from the sale of Senior Notes of $1.186 billion. Interest is payable semiannually in arrears on May 15 and September 15 of each year. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

At June 30, 2023, we had available $1.73 billion in cash, cash equivalents and short-term investments, of which approximately 10% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs.

Cash Flows from Operations

Net cash provided by operations was $196.2 million compared to cash provided by operations of $103.8 million for the six months ended June 30, 2023 and 2022, respectively.  The increase in operating cash flows was primarily due to lower income tax paid, higher cash received from customers, lower cash paid to suppliers and to employees and higher dividends, partially offset by higher interest paid and payments from foreign exchange contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $42.5 million and $1,060.6 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in investing activities was primarily due to the timing of our purchase, maturities and sale of marketable securities and investments as a result of the cash proceeds from the sale of Senior Notes issued in March 2022.

Cash Flows from Financing Activities

Net cash used in financing activities was $198.4 million compared to cash provided by financing activities of $1,069.0 million for the six months ended June 30, 2023, and 2022, respectively. This decrease in financing activities was primarily attributable to the sale in March 2022 of the Senior Notes which yielded net cash proceeds of $1,186.2 million and higher payments for purchases of treasury stock.

Treasury Shares

During the second quarter of 2023, 17,428 shares of Class A treasury stock with an aggregate total cost of $6.9 million were reissued to fulfill grants to employees under our restricted stock program and our Employee Stock Purchase Program. Upon reissuing the Class A treasury stock, a loss of $44 thousand was incurred as they were reissued at a lower price than their average cost, which reduced Retained earnings, while $2.1 million reduced Additional paid-in-capital.

During the second quarter of 2023, we repurchased 549,863 shares of Class A common stock for $207.4 million under our Share Repurchase Program. We designated these repurchased shares as treasury stock. As of June 30,

2023, the Company has repurchased a total of $650.0 million under the Share Repurchase Program, which completes the current level of authorized purchases under the Share Repurchase Program.

In July 2023, the board of directors authorized a new share repurchase program granting the Company authority to repurchase, on a discretionary basis, up to $500 million of the outstanding shares of the Company’s common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the six months ended June 30, 2023, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has had, and if conditions deteriorate again could again have, an adverse effect on the United States and global economies, as well as on aspects of our business, operations and financial condition and those of third parties on whom we rely.

During the height of the COVID-19 pandemic, we experienced increased demand for certain of our products used in fighting the COVID-19 pandemic and some decreases in product demand in certain of our other businesses. If conditions related to the pandemic were to deteriorate, we expect that parts of our business could again suffer negative impacts from the pandemic.

On the supply side, we are experiencing continued but moderating challenges with the supply of raw materials and components used in the production of our products. Challenges in ramping up new production facilities are contributing to a backlog of sales orders, some of which we consider to be significant, and some delays in certain new product development activities. Some of the backlog of sales orders has continued into 2023. We have experienced raw material cost increases as a result of the COVID-19 pandemic, which will likely continue. In addition, while logistics capacity constraints are improving, we continue to experience freight surcharges and expect these to continue at least for the near term. Some countries continue to impose measures that may restrict the movement of our goods.

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

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. The COVID-19 pandemic created delays and shortages in the supply of components and raw materials. These shortages, along with challenges in ramping up new production facilities, have caused a backlog of sales orders, some of which we consider to be significant, and some delays in certain new product development activities. Some of the backlog of sales orders has continued into 2023. We have experienced raw material cost increases as a result of the COVID-19 pandemic, which will likely continue. In addition, due to the regulatory environment in which we operate, we may need to cease use of certain essential components and materials and be unable to quickly establish acceptable replacement sources for such components or materials. When our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner is adversely affected, which adversely affects our ability to sell our products. See also our risk factor regarding the COVID-19 pandemic above.

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the six months ended June 30, 2023 our foreign entities generated 57% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.

Given the high level of complexity of the foreign and U.S. laws and regulations that apply to our international operations, there is a risk that we may inadvertently breach some provisions, for example, through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. In addition, we operate in some countries in which the business environment is subject to a higher risk of corruption. Our success depends, in part, on our ability to anticipate these risks and manage these challenges through policies, procedures and internal controls. However, we have a dispersed international sales organization, and we use distributors and agents in many of our international operations. This structure makes it more difficult for us to ensure that our international selling operations comply with laws and regulations, and our global policies and procedures.

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

We have experienced and expect to continue to experience attempts by computer programmers and hackers to attack and penetrate our layered security controls, like the December 2019 Cyberattack that was previously discussed in Item 7 of our Annual Report for the period ended December 31, 2019. Through our sales and eCommerce channels, we collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on our web site. We also acquire and retain information about suppliers and employees in the normal course of business. Such information on our systems includes personally identifiable information and, in limited instances, protected health information. We also create and maintain proprietary information that is critical to our business, such as our product designs and manufacturing processes. Despite recent initiatives to improve our technology systems, such as our enterprise resource planning implementation and the centralization of our global information technology organization, we could experience a significant data security breach. The Company is also subject to phishing and other fraud schemes including fraudulent vendor communications with requests for payments and fraudulent attempts to redirect payments to improper bank accounts, some of which have been successful. While the Company has adopted training and process changes to limit the success of such fraudulent activity, the Company will be unable to stop all such fraudulent activity which may lead to unrecoverable payments to criminal accounts. Increased use of remote work arrangements in response to the COVID-19 pandemic exposes us to additional risk of cyberattack and disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may not be able to anticipate all of these techniques or to implement adequate preventive measures. Computer hackers have attempted to penetrate and will likely continue to attempt to penetrate our and our vendors’ information systems and, if successful, could misappropriate confidential customer, supplier, employee or other business information, such as our intellectual property. Third parties could also gain control of our systems and use them for criminal purposes while appearing to be us. As a result, we could lose existing customers, have difficulty attracting new customers, be exposed to claims from customers and suppliers, financial institutions, payment card associations, employees and other persons, have regulatory sanctions or penalties imposed, incur additional expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Our operations and ability to process sales orders, particularly through our eCommerce channels, could also be disrupted, as they were in the December 2019 Cyberattack. Any significant breakdown, intrusion, interruption, corruption, or destruction of our systems, as well as any data breaches, could have a material adverse effect on our business and results of operations. See also our risk factors regarding our information technology systems and our enterprise resource planning system (ERP) implementation below.

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

As discussed further in the Notes to Condensed Consolidated Financial Statements, in Note 2. Fair Value Measurements, under the heading “Level 3 Fair Value Investments”, we made a loan of 400 million Euros to Sartorius-Herbst Beteiligungen II GmbH in November 2021 that is secured by the pledge of certain trust interests which upon termination of the trust represent the right to receive Sartorius ordinary shares (the "Loan"). Prior to a termination of the trust, the trust interests, which are provided as collateral for the Loan, are not tradable on the capital markets and may, in case of an enforcement, have to be sold with a significant discount to the value of the underlying shares.

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

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies. The capital spending programs of these institutions and companies have a significant effect on the demand for our products. Such programs are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities for various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods. If funding to our customers were to decrease, or if our customers were to decrease or reallocate their budgets in a manner adverse to us, our business, results of operations or financial condition could be materially and adversely affected.

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

Our operations are subject to federal, state, local and foreign environmental laws and regulations that govern such activities as transportation of goods, materials that we use in our products, emissions to air and discharges to water, as well as handling and disposal practices for solid, hazardous and medical wastes. In addition to environmental laws that regulate our operations, we are also subject to environmental laws and regulations that create liability and clean-up responsibility for spills, disposals or other releases of hazardous substances into the environment as a result of our operations or otherwise impacting real property that we own or operate. The environmental laws and regulations also subject us to claims by third parties for damages resulting from any spills, disposals or releases resulting from our operations or at any of our properties. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations.

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

We have substantial debt and have the ability to incur additional debt. As of June 30, 2023, we had approximately $1,198.4 million of outstanding long-term indebtedness, primarily consisting of the 3.300% Senior Notes due in March 2027 and the 3.700% Senior Notes due in March 2032 as further discussed in Note 6 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which has been utilized for domestic standby letters of credit. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2023, no stock remained available for repurchases under the Company's current Share Repurchase Program, which was authorized by the Board of Directors in July 2022, July 2020 and in November 2017. Repurchases under the Share Repurchase Program were made at management's discretion from time to time on the open market or through privately negotiated transactions.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
April 1 to April 30, 2023	—	$—	—	$207.4
May 1 to May 31, 2023	549,863	$377.20	549,863	$—
June 1 to June 30, 2023	—	$—	—	$—

In July 2023, the board of directors authorized a new share repurchase program granting the Company authority to repurchase, on a discretionary basis, up to $500 million of the outstanding shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.1
Amendment No. 4 dated as of May 12, 2023 to Credit Agreement dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, and JPMorgan Chase Bank, N.A., as a lender and as administrative agent

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	August 4, 2023	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	August 4, 2023	/s/ Ilan Daskal
Ilan Daskal, Executive Vice President,
Chief Financial Officer