Form 10-K
period 2023-12-31
BIO-RAD LABORATORIES, INC.
filed 2024-02-16
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM			10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended			December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission file number			1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			94-1381833
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		(510)			724-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock Par Value $0.0001 per share		BIO	New York Stock Exchange
Class B Common Stock Par Value $0.0001 per share		BIO.B	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒			Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐			Yes	☒	No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.			☒	Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
			☒	Yes	☐ No

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).			☐	Yes	☒ No
As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $7,746,096,434 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $49,750,401.

As of February 13, 2024, there were 23,422,506 shares of Class A Common Stock and 5,095,930 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference
	Document	Form 10-K Parts
(1)	Definitive Proxy Statement to be mailed to stockholders in connection with the
	registrant's 2024 Annual Meeting of Stockholders (specified portions)	III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2023

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this report include forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements we make regarding our future financial performance, operating results, plans and objectives. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “may,” “will,” “intend,” “estimate,” “continue,” or similar expressions or the negative of those terms or expressions. Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including, but not limited to, the risks relating to our international operations, supply chain issues, global economic and geopolitical conditions, our ability to develop and market new or improved products, our ability to compete effectively, foreign currency exchange fluctuations, reductions in government funding or capital spending of our customers, international legal and regulatory risks, product quality and liability issues, our ability to integrate acquired companies, products or technologies into our company successfully, changes in the healthcare industry, natural disasters and other catastrophic events beyond our control, and other risks and uncertainties identified under “Part 1, Item 1A, Risk Factors” of this Annual Report. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

Description of Business

Business Segments

Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics. Both segments operate worldwide. Our Life Science segment and our Clinical Diagnostics segment generated 44% and 56%, respectively, of our consolidated net sales for the year ended December 31, 2023. We generated approximately 42% of our consolidated net sales for the year ended December 31, 2023 from the U.S. and approximately 58% from our international locations, with Europe being our largest international region    .

Life Science Segment

Our Life Science segment is at the forefront of discovery, creating advanced tools to answer complex biological questions. These instruments, systems, reagents, and consumables are typically used to separate, purify, characterize, or quantitate biological materials such as cells, proteins, and nucleic acids in the research laboratory or the biopharmaceutical manufacturing and quality control process, for food safety and science education and literacy. Many of our products are used in established research techniques, biopharmaceutical production processes and food testing regimes. We are focused on the translational research market segment where our products help accelerate the timelines from discovery in the lab to use in the clinic and with patients. We are a leader in the life sciences market and develop, manufacture and market a broad portfolio of many thousands of products that serve a global customer base. We focus on specific segments of the life sciences market in proteomics (the study of proteins), genomics (the study of genes), biopharmaceutical production, cellular biology and food safety. We estimate that the worldwide sales for products in the markets we serve is approximately $19 billion. Our principal life science customers include universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories.

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

Raw Materials and Components

We utilize a wide variety of chemicals, biological materials, electronic components, machined metal parts, optical parts, computing and peripheral devices. Most of these materials and components are available from numerous sources, and while we experienced challenges as a result of the impact of COVID-19 on our suppliers' operations, we are now experiencing more normal supply levels of raw materials and components used in the production of our products. For more discussion relating to the impacts of the COVID-19 pandemic and the difficulty of securing adequate supplies, please see “Item 1A, Risk Factors” of this Annual Report. In certain instances, we acquire components and materials from a sole supplier. Due to the regulatory environment in which we operate, we may be unable to quickly establish additional or replacement sources for some components or materials.

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

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force, employing approximately 810 direct sales and sales management personnel around the world. Our sales force typically consists of experienced industry professionals with scientific training, and we maintain a separate specialized sales force for each of our segments. We believe that this direct sales approach allows us to sell a broader range of our products that creates more brand awareness and long-term relationships with our customers.

We also use a range of sales and marketing intermediaries (SMIs) in our international markets. The types of SMIs we utilize are distributors, agents, brokers and resellers. We have programs and policies in place with our SMIs requiring their compliance with all applicable laws, including adhering to our anti-corruption standards to ensure a transparent sale to our customers.

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

Our Life Science segment does not face the same competitors for all of its products due to the breadth of its product lines. Major competitors in this market include Becton Dickinson, Danaher, Merck Millipore and Thermo Fisher Scientific. We compete primarily based on meeting performance specifications and offering comprehensive solutions.
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

The European Union (“EU”) has adopted the EU in-vitro Diagnostics Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in-vitro diagnostics products (as compared to the predecessor in-vitro Diagnostics Directive (IVDD)), including in the areas of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. Bio-Rad's IVD products currently meet the applicable requirements of the EU IVDR.

Our manufacturing facilities, as well as those of certain suppliers, are subject to periodic inspections by the FDA and other regulatory bodies to verify compliance with regulatory requirements. Similar inspections are performed by Notified Bodies to verify compliance to applicable ISO standards (e.g. ISO 13485:2016), requirements under the Medical Device Single Audit Program ("MDSAP") applicable to regulatory requirements of Australia, Brazil, Canada, Japan and the U.S. and/or medical device regulations and requirements from the countries in which we distribute product and other specified audits by regulatory authorities. If a regulatory body were to find that we or certain suppliers have failed to comply with applicable regulations (e.g. recordkeeping, reporting of adverse events), it could institute a wide variety of enforcement actions, ranging from issuance of a warning or untitled letter to more severe sanctions, such as mandatory product recalls or seizures, civil penalties, consent decrees, injunctions, criminal prosecution, operating restrictions, partial suspension or shutdown of production, refusal to permit importation or exportation, refusal to grant, or delays in granting, clearances or approvals or withdrawal or suspension of existing clearances or approvals. Any of these actions could have an adverse effect on our business.

We are also subject to additional regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. If our operations are found to be in violation of any such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, and exclusion from participation in federal and state healthcare programs and imprisonment.

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

Human Capital Resources

At Bio-Rad, we consider our employees to be our most valuable asset, and critical to the effective development, manufacture, sale, distribution and servicing of our vast array of products and services. Our employees are essential to satisfying our customers’ needs for products to advance science and healthcare. At December 31, 2023, we had approximately 8,030 employees, the overwhelming majority of which are full-time employees. Our employees are located throughout the world with roughly 47% in the Americas, 36% in Europe, the Middle-East and Africa, and 17% in Asia Pacific. Our employees work in over 140 locations in 36 different countries around the world.

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

Compensation and Benefits

We provide a competitive total rewards program consisting of broad-based salary and bonus plans as well as annual stock grants to senior management level employees. These programs combine to recognize and reward employees based on individual, group, and overall company performance. We provide competitive health and welfare programs which include medical, dental, vision and life insurance, a 401(k) plan, an employee stock purchase program, local pension plans, profit sharing, employee assistance, child and elder care programs, employee recognition and a host of other localized programs tied to the unique needs of our employees. Pay equity is an integral part of our compensation strategy. We have established ongoing processes and protocols to help us pay each individual employee appropriately based on the employee's skills, performance, experience, location, market practices, etc., regardless of race, gender, and other non-performance related attributes. Starting in 2023, we introduced an upgraded and streamlined mental health/Employee Assistance Program solution tailored to the need and preference of employees and families. In addition, we added a fertility benefit giving employees access to a suite of services including pregnancy resources, in vitro fertilization (“IVF”), adoption, donor and surrogate services resources.

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

As of December 31, 2023, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius, representing approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius. As of December 31, 2023, the fair value of the investment in Sartorius was $7,331.9 million. We account for our investment in Sartorius at fair market value and do not include any of the financial information summarized below in our consolidated financial statements.

The following summarizes certain financial data of Sartorius as of and for the year ended December 31, 2022, (in millions).

December 31, 2022 (1)
Current assets	€2,023.2
Non-current assets	4,954.6
Current liabilities	1,803.4
Non-current liabilities	2,515.5
Equity	2,658.9

Year Ended December 31, 2022 (1)
Sales revenue	€4,174.7
Gross profit on sales	2,196.5
Earnings before interest and taxes (EBIT)	1,064.8
Net profit	913.1

Cash flow from operating activities	734.2
Cash flow from investing activities	(1,129.9)
Cash flow from financing activities	209.9

(1) As disclosed in Sartorius AG's consolidated financial statements for the year ended December 31, 2022, prepared in accordance with the International Financial Reporting Standards (IFRS), the International Financial Reporting Interpretations Committee (IFRIC) Standards, and the International Accounting Standards Board (IASB) as required to be applied by the European Union, and based upon information publicly disclosed by Sartorius. Bio-Rad does not assume, and by way of referencing the financial data of Sartorius above shall not be deemed to assume, any responsibility or liability for any errors or omissions in the information publicly disclosed by Sartorius.

Refer to Sartorius’ 2022 Annual Report for further details, which can be found at https://www.sartorius.com/en/company/investor-relations/sartorius-ag-investor-relations. The Sartorius website and any information disclosed thereon are not incorporated by reference into this report.

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

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the twelve months ended December 31, 2023 our foreign entities generated 58% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, unfair competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.

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

Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Violations of laws and regulations also could result in prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, or our business, results of operations and financial condition. See also our risk factors regarding the COVID-19 pandemic, government regulations, and global economic conditions below.

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

Our future growth depends in part on our ability to continue to improve our product offerings and develop and introduce new products that integrate technological advances. If we are unable to integrate technological advances into our product offerings or to design, develop, manufacture and market new products successfully and in a timely manner, our business, results of operations and financial condition will be adversely affected. Supply chain disruptions, including those caused by the COVID-19 pandemic, have caused some delays to our ability to develop and introduce new products. We have experienced product launch delays in the past and may do so in the future. We cannot assure you that our product and process development efforts will be successful or that new products we introduce will achieve market acceptance. Failure to launch successful new products or improvements to existing products may cause our products to become obsolete, which could harm our business, results of operations and financial condition.

Global economic and geopolitical conditions could adversely affect our operations.

In recent years, we have been faced with challenging global economic conditions. U.S. and international markets have experienced inflationary pressures, and inflation rates in the U.S. and in other countries in which we operate have been at elevated levels. Our raw material costs have increased, and we are not always able to recover these increased costs from our customers. Russia’s invasion of Ukraine and sanctions against Russia also are causing disruptions to global economic conditions and are negatively impacting our business in Russia. The escalation, in October 2023, of the conflict between Israel and Hamas also has caused some disruptions to the global business environment (including impacting international logistics), the stability of the Middle East region and our business in that region. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe. In addition, we expect moderating economic growth and changing government policies in China will continue to affect our commercial opportunities in the country. The bank failures in March 2023 and the resulting volatility in the banking sector did cause and could continue to cause disruptions to global economic conditions and may impact access to cash and other financial resources by our customers and suppliers. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on prices for our products and longer sales cycles. A weakening of macroeconomic conditions is also adversely affecting our suppliers, which could continue to result in interruptions in the supply of components and raw materials necessary for our products and raw material cost increases. Additionally, the United States and other countries, such as China and India, have imposed tariffs on certain goods. Further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding our international operations above and regarding the COVID-19 pandemic and government regulations below.

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

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. The COVID-19 pandemic created delays and shortages in the supply of components and raw materials. These shortages, along with challenges in ramping up new production facilities, caused a backlog of sales orders, some of which we consider to be significant, and delays in certain new product development activities. Some of the backlog of sales orders continued into 2023, but has now moderated to a more typical level. We have experienced raw material cost increases, some of which will likely continue. In addition, due to the regulatory environment in which we operate, we may need to cease use of certain essential components and materials and be unable to establish acceptable replacement sources for such components or materials. When our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner is adversely affected, which affects our ability to sell our products. See also our risk factor regarding the COVID-19 pandemic below.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have affected and could materially adversely affect our business, operations, financial condition and results of operations.

The COVID-19 pandemic has had, and similar outbreaks could again have, an adverse effect on the United States and global economies, as well as on aspects of our business, operations and financial condition and those of third parties on whom we rely. If a new pandemic were to occur, we expect that parts of our business could again suffer negative impacts, and that our customers, suppliers, logistics providers, and the global economy could also be negatively impacted.

Breaches of our information systems could have a material adverse effect on our business and results of operations.

We have experienced and expect to continue to experience attempts by individuals and organizations to attack and penetrate our layered security controls, like the December 2019 Cyberattack that was previously discussed in Item 7 of our Annual Report for the period ended December 31, 2019. Through our sales and eCommerce channels, we collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on our web site. We also acquire and retain information about suppliers and employees in the normal course of business. Such information on our systems includes personally identifiable information and, in limited instances, protected health information. We also create and maintain proprietary information that is critical to our business, such as our product designs and manufacturing processes. Despite recent initiatives to improve our technology systems, such as our enterprise resource planning implementation and the centralization of our global information technology organization, we could experience a significant data security breach. The Company is also subject to phishing and other fraud schemes including fraudulent vendor communications with requests for payments and fraudulent attempts to redirect payments to improper bank accounts, some of which have been successful. While the Company has adopted training and process changes to limit the success of such fraudulent activity, the Company will be unable to stop all such fraudulent activity which may lead to unrecoverable payments to criminal accounts. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may not be able to anticipate all of these techniques or to implement adequate preventive measures. Computer hackers have attempted to penetrate and will likely continue to attempt to penetrate our and our vendors’ information systems and, if successful, could misappropriate confidential customer, supplier, employee or other business information, such as our intellectual property. Third parties could also gain control of our systems and use them for criminal purposes while appearing to be us. As a result, we could lose existing customers, have difficulty attracting new customers, be exposed to claims from customers and suppliers, financial institutions, payment card associations, employees and other persons, have regulatory sanctions or penalties imposed, incur additional expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Our operations and ability to process sales orders, particularly through our eCommerce channels, could also be disrupted, as they were in the December 2019 Cyberattack. Any significant breakdown, intrusion, interruption, corruption, or destruction of our systems, as well as any data breaches, could have a material adverse effect on our business and results of operations. See also our risk factors regarding our information technology systems below.

If our information technology systems are disrupted, or if we fail to successfully implement, manage and integrate our information technology and reporting systems, our business, results of operations and financial condition could be harmed.

Our information technology (IT) systems are an integral part of our business, and a significant disruption of our IT systems (which increasingly include cloud-based systems provided by third party vendors) could have a material adverse effect on our business, results of operations and financial condition. We depend on our IT systems to process orders, manage inventory, pay our vendors and collect accounts receivable. Our IT systems also allow us to efficiently purchase products from our suppliers and ship products to our customers on a timely basis, maintain cost-effective operations and provide customer service. We cannot assure you that our contingency plans will allow us to operate at our current level of efficiency.

Our ability to implement our business plan in a rapidly evolving market requires effective planning, reporting and analytical processes. We expect that we will need to continue to improve and further integrate our IT systems, reporting systems and operating procedures by training and educating our employees with respect to these improvements and integrations on an ongoing basis in order to effectively run our business. We may suffer interruptions in service, loss of data or reduced functionality when we upgrade or change systems or migrate to cloud-based systems. If we fail to successfully manage and integrate our IT systems, reporting systems and operating procedures, it could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our data security above and events beyond our control below.

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
Changes in the market value of our position in Sartorius AG will continue to materially impact our consolidated statements of income (loss) and other financial statements. A decline in the market value of our position in Sartorius AG will result in decreases in net income due to write-downs in the value of the equity securities. An increase in the market value of our position in Sartorius AG will result in a favorable impact to net income independent of the actual operating performance of our business. Depending on the extent of the decline or of the increase in the market value of our position in Sartorius AG, these negative or positive impacts on us could be material.

Our share price may change significantly based upon changes in the market value of our position in Sartorius AG, independent of the actual performance of our business. Additionally, non-operating income for a period may be significantly impacted by any distribution of dividends by Sartorius AG, particularly when the dividends amount varies in comparison to prior year periods.

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
We have positions in a variety of financial instruments including asset backed securities and other similar investments. Financial markets are volatile and the markets for these securities can be illiquid. The value of these securities will continue to be impacted by external market factors including default rates, changes in the value of the underlying property, such as residential or commercial real estate, rating agency actions, the prices at which observable market transactions occur and the financial strength of various entities, such as financial guarantors who provide insurance for the securities. Should we need to convert these positions to cash, we may not be able to sell these instruments without significant losses due to current debtor financial conditions, low trading volume of the securities, or other market considerations.

As discussed further in the Notes to Consolidated Financial Statements, in Note 2. Fair Value Measurements, under the heading “Level 3 Fair Value Investments”, we made a loan of 400 million Euros to Sartorius-Herbst Beteiligungen II GmbH in November 2021 that is secured by the pledge of certain trust interests which upon termination of the trust represent the right to receive Sartorius ordinary shares (the "Loan"). Prior to a termination of the trust, the trust interests, which are provided as collateral for the Loan, are not tradable on the capital markets and may, in case of an enforcement, have to be sold with a significant discount to the value of the underlying shares.

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

We made significant changes to our organizational structure over the past few years, including the reorganization of aspects of our European operations that was announced in February 2021 and restructurings that management approved in 2023. These changes may have unintended consequences, such as distraction of our management and employees, labor unrest, business disruption, disruption of supply, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

The FDA has issued a proposed rule pursuant to which it may begin enforcing its medical device requirements, including premarket submission requirements, applicable to certain clinical diagnostic products referred to as laboratory developed tests. Changes in the FDA approach could negatively impact our customers who use our Life Science products for laboratory developed tests.

Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. The EU in-vitro Diagnostics Regulation (the “EU IVDR”) includes broad changes regarding in vitro diagnostic devices and medical devices. The EU IVDR required us to modify or re-register some products, and we expect will continue to result in additional costs for ongoing compliance. In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. The United Kingdom's withdrawal from the EU is resulting in additional regulatory requirements associated with goods manufactured and sold in the United Kingdom and additional complexities and delays with respect to goods, raw materials and personnel moving between the United Kingdom and the EU. In addition, new government administrations may interpret existing regulations or practices differently. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. We may not be able to participate in certain public tenders in China, India and Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Such regulations could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our international operations and regarding global economic and geopolitical conditions above.

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

We cannot assure you that we will be able to integrate acquired companies, products or technologies into our company successfully, or that we will be able to realize the anticipated benefits from the acquisitions.

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

Our products are very technical in nature, and we operate in a complex and competitive business environment. In general, only highly qualified and well-trained scientists, technicians and other specialized individuals have the necessary skills to develop, market and sell our products, and many of our manufacturing positions require very specialized knowledge and skills. In addition, the global nature of our business also requires that we have sophisticated and experienced staff to comply with increasingly complex international laws and regulations. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. If we do not offer competitive compensation and benefits, we may fail to retain or attract a sufficient number of qualified personnel, which could impair our ability to properly run our business.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes an Alternative Minimum Tax based on the Adjusted Financial Statement Income of Applicable Corporations. We do not believe the Inflation Reduction Act will have a material impact on our income tax provision and cash taxes, but we continue to monitor U.S. Department of the Treasury guidance and regulations.

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

On October 8, 2021, the OECD announced that 136 countries have agreed on a two-pillar framework that would dramatically alter the taxation of multinational enterprises and require that all profits to be subject to a global minimum tax rate of 15%. On December 15, 2022, the European Union formally adopted the Pillar Two Directive and EU member states were expected to enact the Pillar Two Directive by December 31, 2023. Other countries are taking similar actions. We do not believe Pillar 2 legislation will have a material impact on our income tax provision and cash taxes.

Environmental, health and safety regulations and enforcement proceedings may negatively impact our business, results of operations and financial condition.

Our operations are subject to federal, state, local and foreign environmental laws and regulations that govern such activities as transportation of goods, materials that we use in our products, emissions to air and discharges to water, as well as handling and disposal practices for solid, hazardous and medical wastes. In addition to environmental laws that regulate our operations, we are also subject to environmental laws and regulations that create liability and responsibility for spills, disposals or other releases of hazardous substances into the environment as a result of our operations or otherwise impacting real property that we own or operate. The environmental laws and regulations also subject us to claims by third parties for damages resulting from any spills, disposals or releases resulting from our operations or at any of our properties. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations.

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

In addition, there is an increasing focus by U.S. and international regulators, investors, customers, and other stakeholders on environmental, social and governance (ESG) matters. Complying with new laws or regulations concerning sustainability matters, climate related matters or other ESG matters will result in increased compliance costs and create additional non-compliance risks. Failure to adequately meet our stakeholder’s expectations or comply with any such laws or regulations may result in loss of business, reputational damage, an inability to attract customers, an inability to attract and retain top talent, and a negative impact on our business, results of operations and financial condition.

We also have announced certain sustainability goals, which require ongoing investment and operational changes. Our efforts may not achieve their intended outcomes, and we may not achieve such goals, which could negatively impact our reputation and business.

Our current and future debt and related covenants may restrict our future operations.

We have substantial debt and have the ability to incur additional debt. As of December 31, 2023, we had approximately $1.2 billion of outstanding long-term indebtedness, primarily consisting of the 3.300% Senior Notes due in March 2027 and the 3.700% Senior Notes due in March 2032 as further discussed in Note 6 of the consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which was utilized for domestic standby letters of credit as of December 31, 2023. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

Our existing credit facility, our Senior Notes and agreements we may enter in the future, contain or may contain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Existing covenants place restrictions on our ability to, among other things: incur additional debt; acquire other businesses or assets through merger or purchase; create liens; enter into transactions with affiliates; sell assets; and in the case of some of our subsidiaries, guarantee debt. Our existing credit facility also requires that we comply with a maximum consolidated leverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.

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

We have significant manufacturing and distribution facilities, including in the United States, France, Switzerland, Germany and Singapore. In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years. These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, lack of fuel resources due to geo-political instability (such as Russia’s reduction in energy resources supplied to Western Europe), electricity outages, the inability to operate our production and distribution facilities due to power grid failures or lack of fuel, and strikes or other labor unrest at any of our sites or surrounding areas could cause disruption to our business. Acts of terrorism, bioterrorism, violence or war (such as Russia's invasion of Ukraine and the conflict between Israel and Hamas), weather-related events, or public health issues such as the outbreak of a contagious disease like COVID-19 could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East and Eastern Europe. Any of these events could adversely affect our business, results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework Special Publication 800-53, 800-61, rev 2 and Center for Internet Security, Critical Security Controls (CIS Controls). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the National Institute of Standards and Technology Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is part of our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

•cybersecurity awareness training of our employees, incident response personnel, and senior management;

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process for critical service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents in the past three fiscal years, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information about our cybersecurity related risks, see Part 1, Item 1A, Risk Factors under the risks titled "Breaches of our information systems could have a material adverse effect on our business and results of operations" and "If our information technology systems are disrupted, or if we fail to successfully implement, manage and integrate our information technology and reporting systems, our business, results of operations and financial condition could be harmed."

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Legal and Regulatory Compliance Committee (Committee) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations or reports on cybersecurity topics from our SVP Global Technology & Systems, who is our Chief Information Security Officer (CISO), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including, our Chief Information Security Officer, Chief Privacy Officer, General Counsel, Director of Information Security & IT Compliance, Corporate Treasurer, and Internal Audit Senior Director, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team includes a wealth of expertise in navigating the complex landscape of cybersecurity, with a robust background in cyber risk management and incident response. With a collective experience that spans several decades, our team has successfully addressed and mitigated diverse cyber threats, ranging from sophisticated attacks to emerging vulnerabilities. Members of our management team hold industry-recognized certifications, including but not limited to CISSP, CISA, and CEH, underscoring their commitment to continuous professional development and adherence to the highest standards in the field.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Concerning Common Stock

Bio-Rad’s Class A and Class B Common Stock are listed on the New York Stock Exchange with the ticker symbols BIO and BIO.B, respectively.

On February 13, 2024, we had 147 holders of record of Class A Common Stock and 85 holders of record of Class B Common Stock. Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

In November 2017, the Board of Directors authorized a share repurchase program ("2017 Share Repurchase Program"), granting the Company authority to repurchase, on a discretionary basis, up to $250.0 million of outstanding shares of our common stock. In both July 2020 and July 2022, the Board of Directors authorized increasing the 2017 Share Repurchase Program to allow the Company to purchase up to an additional $200.0 million of stock, for a total authorization of $650.0 million of stock. As of December 31, 2023, the Company had repurchased $650.0 million under the 2017 Share Repurchase Program, which completed the level of authorized purchases under that share repurchase program. In July 2023, the board of directors authorized a new share repurchase program ("2023 Share Repurchase Program") granting the Company authority to repurchase, on a discretionary basis, up to $500 million of the outstanding shares of the Company’s common stock. As of December 31, 2023, $278.7 million remained available under the 2023 Share Repurchase Program.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
October 1 to October 31, 2023	—	—	—	$487.7
November 1 to November 30, 2023	659,416	$303.30	—	$278.7
December 1 to December 31, 2023	—	—	—	$278.7

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 500 Index and S&P 500 Life Sciences Tools & Services Index, assuming $100 invested on December 31, 2018, and reinvestment of dividends if paid:

This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act or the Exchange Act, and shall not otherwise be deemed filed under these Acts.

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes which are an integral part of the statements. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 17, 2023, for the discussion of the comparison of the fiscal year ended December 31, 2022 to the fiscal year ended December 31, 2021.

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

We rely on the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control government social spending by many governments limits opportunities for growth. Approximately 42% of our 2023 consolidated net sales are derived from the United States and approximately 58% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

We are impacted by global economic conditions and our business was negatively impacted by the recent economic constraints in China and the ongoing challenges impacting the biopharma market and small biotech companies. We expect that these conditions will continue to negatively impact our business in 2024.

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

We first may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test included in U.S. GAAP. To the extent our assessment identifies adverse conditions, or if we elect to bypass the qualitative assessment, goodwill is tested at the reporting unit level using a quantitative impairment test. We generally estimate the fair value of the reporting units in goodwill impairment assessments using an income approach, which includes an analysis of the future cash flows expected to be generated and the risk associated with achieving such cash flows. This approach requires significant management judgment including the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the reporting unit. Actual results may differ from management’s estimates. There were no impairments for the years ended December 31, 2023, 2022 and 2021.

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

Fair Value Measurements

We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to Sartorius-Herbst Beteiligungen II GmbH to simplify the accounting. The Loan includes certain value appreciation rights that are due upon repayment of the Loan. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss).

Results of Operations - Sales, Gross Margins and Expenses

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

The following shows cost of goods sold, gross profit, expense items and net income as a percentage of net sales:

	2023	2022
Net sales	100.0%	100.0%
Cost of goods sold	46.6	44.1
Gross profit	53.4	55.9
Selling, general and administrative expense	31.5	29.5
Research and development expense	9.3	9.2
Net loss	(23.9)	(129.5)

Net sales

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the year ended December 31, 2023 were $2.67 billion, compared to $2.80 billion for the year ended December 31, 2022, a decrease of 4.7%. COVID-related sales were approximately $3.6 million for the year ended December 31, 2023 compared to approximately $109.2 million for the year ended December 31, 2022. On a currency neutral basis, for the year ended December 31, 2023 sales decreased by approximately 4.1% compared to the same period in 2022. Currency neutral sales decreased mainly in APAC and EMEA. Excluding COVID-related sales, sales decreased 0.4% on a currency neutral basis from the year ended December 31, 2022. Sales of our Life Sciences segment in 2023 were negatively impacted by demand constraints from biopharma and small biotech customers in the biopharma market and the economic environment in China. In addition, the Russia sanctions impacted both our Life Science and Clinical Diagnostics segments.

The Life Science segment sales for the year ended December 31, 2023 were $1.18 billion, a decrease of 12.5% compared to the year ended December 31, 2022. On a currency neutral basis, sales decreased 12.0% compared to the year ended December 31, 2022. The currency neutral sales decrease was mainly in Asia Pacific and EMEA. COVID-related sales were $2.9 million in the year ended December 31, 2023 compared to approximately $105.2 million in the year ended December 31, 2022. Excluding COVID-related sales, sales decreased 4.9% on a currency neutral basis driven primarily by lower process chromatography, qPCR and Western blotting products, as a result of demand constraints from biopharma and small biotech customers, the economic environment in China, and Russia sanctions.

The Clinical Diagnostics segment sales for the year ended December 31, 2023 were $1.49 billion, an increase of 2.6% compared to the year ended December 31, 2022. On a currency neutral basis, sales increased 3.2% compared to the year ended December 31, 2022. COVID-related sales were $0.7 million in the year ended December 31, 2023 compared to approximately $4.0 million in the year ended December 31, 2022. Excluding COVID-related sales, sales increased 3.4% on a currency neutral basis. The currency neutral sales increase was primarily driven by an increased demand for our diagnostic testing systems, primarily diabetes, blood typing, and quality control products, especially in Asia Pacific and EMEA, partially offset by a decline in our infectious disease products and lower sales due to Russia sanctions.

Gross margin

Consolidated gross margin was 53.4% for the year ended December 31, 2023 compared to 55.9% for the year ended December 31, 2022. Gross margin for the Life Science segment and Clinical Diagnostics segment for the year ended December 31, 2023 decreased by approximately 4.1 percentage points and 0.7 percentage points, respectively, from the year ended December 31, 2022. The decrease in gross margin was primarily driven by product mix, increased material costs and inventory reserves.

Selling, general and administrative expense

Consolidated selling, general and administrative expense (SG&A) increased to $841.7 million or 31.5% of sales for the year ended December 31, 2023 compared to $827.8 million or 29.5% of sales for the year ended December 31, 2022. The increase to SG&A expense was primarily driven by restructuring costs as well as higher facility-related expenses, partially offset by lower employee-related expenses.

Research and development expense

Consolidated research and development (R&D) expense decreased to $247.4 million or 9.3% of sales for the year ended December 31, 2023 compared to $256.9 million or 9.2% of sales for the year ended December 31, 2022. The decrease in R&D expense in the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to a change in the fair value of contingent consideration, partially offset by higher restructuring costs and continued investment in research and development.

Results of Operations – Non-operating

Interest expense

Interest expense for the years ended December 31, 2023 and 2022 was $49.4 million and $38.1 million, respectively, an increase of $11.3 million compared to the prior year period. The increase was primarily due to the sale in March 2022 of the $1.2 billion Senior Notes.

Foreign currency exchange gains and losses

Foreign currency exchange (gains) and losses consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange net gains were $7.3 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities and loan receivable

(Gains) losses from change in fair market value of equity securities and loan receivable was a loss of $1.25 billion and $5.19 billion for the years ended December 31, 2023 and 2022, respectively. The change in the fair market value primarily resulted from the recognition of lower holding losses of $1.26 billion compared to holding losses of $5.07 billion in the year ended December 31, 2022 on our position in Sartorius AG. In addition, lower losses from the change in fair market value of our loan receivable of $6.8 million in the year ended December 31, 2023, compared to holding losses of $100.6 million in the year ended December 31, 2022 contributed to the change.

Other income, net

Other income, net includes investment and dividend income, interest income on our cash and cash equivalents, short-term investments and long-term marketable securities. Other income, net for the year ended December 31, 2023 increased to $106.4 million compared to $44.6 million for the year ended December 31, 2022. The increase was primarily due to higher interest rates favorably impacting our investments resulting from cash invested from the $1.2 billion Senior Notes issued in March 2022. The increase to Other income, net also resulted from a $3 million higher dividend from Sartorius AG in 2023 compared to 2022, and from no credit loss or other than temporary impairment in 2023 compared to a credit loss of $8 million and other than temporary impairment losses of $12 million in 2022.

Effective tax rate

Our effective tax rates were 25.0% and 22.9% for the years ended December 31, 2023 and 2022, respectively. The effective tax rates for the years ended December 31, 2023 and 2022 were primarily driven by the unrealized gain/loss in equity securities that was taxed at 22.3% and 22.5%, respectively, as well as the geographical mix of earnings.

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

As of December 31, 2023, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $17.2 million.

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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade. Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world. Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price. Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes. In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured revolving credit facility (Credit Agreement, as amended) that we entered into in April 2019, and to a lesser extent international lines of credit. Borrowings under the Credit Agreement, as amended, are available on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the 2019 Credit Agreement, as amended, as of December 31, 2023, however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability. In March 2022, we issued $400 million aggregate principal amount of 3.3% Senior Notes due 2027, and $800 million aggregate principal amount of 3.7% Senior Notes due 2032. Net cash proceeds from the bond issuance after deducting the underwriting discount and estimated offering expenses was $1.186 billion. Interest on the Notes is payable semiannually in arrears on March 15 and September 15 of each year until the principal is paid or made available for payment. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

At December 31, 2023, we had available $1.6 billion in cash, cash equivalents and short-term investments, of which approximately 16% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs.

On February 13, 2024, we entered into a new $200.0 million unsecured revolving credit facility with a group of financial institutions. Borrowings under the credit agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. The credit agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. The new credit facility replaces the credit facility which expires April 2024.

Cash Flows from Operations

Net cash provided by operations was $374.9 million and $194.4 million for the years ended December 31, 2023 and 2022, respectively. The increase in operating cash flows was primarily due to lower cash paid to suppliers and employees, higher dividend proceeds, and lower income tax paid, partially offset by higher interest paid, lower cash received from customers, and lower proceeds from foreign exchange contracts.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of cash used for purchases of marketable securities and investments, and acquisitions.

Net cash provided by investing activities was $20.2 million compared to net cash used for investing activities of $1,207.6 million for the years ended December 31, 2023 and 2022, respectively, primarily due to the timing of our purchases, maturities and sales of marketable securities and investments as a result of the cash proceeds from the sale of Senior Notes issued in March 2022.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash from the issuance of senior notes.

Net cash used in financing activities was $425.6 million compared to net cash provided by financing activities of $973.6 million for the years ended December 31, 2023 and 2022, respectively, primarily attributable to the sale in March 2022 of the Senior Notes which yielded net cash proceeds of $1,186.2 million. The change also resulted from higher payments for share repurchases in 2023.

Treasury Shares

During the year ended December 31, 2023, 160,811 shares of Class A treasury stock with an aggregate total cost of $64.1 million were reissued to fulfill grants to employees under our restricted stock program and our Employee Stock Purchase Program. Upon reissuing the Class A treasury stock, Additional paid-in capital was reduced by $49.7 million from share reissuance activity during the year.

During the year ended December 31, 2022, 135,744 shares of Class A treasury stock with an aggregate total cost of $58.4 million were reissued to fulfill grants to employees under our restricted stock program and our Employee Stock Purchase Program. Upon reissuing the Class A treasury stock, Additional paid-in capital was reduced by $51.8 million from share reissuance activity during the year.

The re-issuance of the treasury stock for the years ended December 31, 2023 and 2022 did not require cash payments or receipts and therefore did not affect liquidity.
During the year ended December 31, 2023, we repurchased 1,267,757 shares of Class A common stock for $428.7 million under our share repurchase programs, compared to the repurchase of 496,692 shares of our common stock for $215.7 million during the year ended December 31, 2022. As of December 31, 2023, $278.7 million of stock remained available for repurchases under the Company's 2023 Share Repurchase Program. We designated these repurchased shares as treasury stock.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2023 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$1,210.1	$0.5	$1.0	$401.0	$807.6
Interest payments (1)	$301.7	$44.0	$87.9	$64.1	$105.7
Operating lease obligations (2)	$236.3	$46.6	$78.4	$45.8	$65.5
Purchase obligations (3)	$122.6	$96.4	$26.1	$0.1	$—
Long-term liabilities (4)	$121.7	$4.3	$36.5	$10.5	$70.4

(1) These amounts represent expected cash payments, primarily from Senior Notes, which are included in our December 31, 2023 consolidated balance sheet. See Note 6 of the consolidated financial statements for additional information about our debt.

(2) Operating lease obligations are described in Note 17 of the consolidated financial statements.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered to Bio-Rad generally within Accounts payable or Other current liabilities.

(4) These amounts primarily represent recognized long-term obligations for other post-employment benefits and long-term deferred revenue. Excluded from this table are tax liabilities for uncertain tax positions and contingencies in the amount of $76.5 million. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above. See Note 7 of the consolidated financial statements for additional information about our income taxes.

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

Foreign currency exposures are managed and hedged on a centralized basis. This allows for natural offsets and netting of foreign exchange exposures across entities. Where possible, we seek to manage our foreign exchange risk in part through operational means, including matching same-currency revenues to same-currency costs, and same-currency assets to same-currency liabilities. We enter into foreign currency forward contracts to hedge the gains and losses arising from remeasurement of non-US dollar denominated monetary assets and liabilities, primarily cash, accounts receivables and accounts payables. The majority of forward contracts expire within 90 days or less. We record the change in value of our foreign currency denominated cash, receivables and payables as a Foreign exchange (gain) loss on our consolidated statements of income (loss) along with the change in fair market value of the forward exchange contract used as an economic hedge of those assets or liabilities.

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates. All other variables were held constant. Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates. A hypothetical 10% depreciation / appreciation of foreign currencies relative to the U.S. dollar would result in an unrealized gain / loss of $41.4 million on our derivative position as of December 31, 2023. The gains or losses on foreign currency forward contracts resulting from changes in currency exchange rates are expected to approximately offset remeasurement losses or gains on the exposures being hedged.

Interest Rate Risk.  Bio-Rad centrally manages the short-term cash surpluses and maintains a diversified portfolio of high-quality fixed income securities, such as U.S. Treasury, U.S. government agency securities, corporate notes and bonds, and asset backed securities. A sharp rise in interest rates could have a material adverse impact on the fair value of our fixed-income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. A hypothetical increase or decrease in interest rates by 50 and 100 basis points would have resulted in a decrease or increase in the fair value of our net investment position of approximately $4.5 million and $8.9 million, respectively, as of December 31, 2023.

As of December 31, 2023, we had $1.20 billion in principal amount of fixed-rate long-term debt outstanding. Interest rate changes affect the fair value of our notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

Share price movement risk associated with our investment in Sartorius. We face financial statement exposure resulting from changes in the market value of our position in Sartorius. A 10% depreciation / appreciation on the quoted stock prices for ordinary and preference shares of Sartorius at December 31, 2023, would result in an approximate loss / gain of $0.73 billion reported in the financial statement line (Gains) losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss) for the year ended December 31, 2023.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio-Rad Laboratories, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence over net sales

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company recorded $2.7 billion of net sales for the year ended December 31, 2023. The Company is a multinational manufacturer and worldwide distributor of its own life science research products and clinical diagnostics products. The Company recognizes revenue through the sale of products, services, license of intellectual property and rental of instruments.

We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required subjective auditor judgment because of the Company’s global geographical dispersion and multiple revenue streams. This included determining the Company locations and revenue streams for which procedures were performed as well as the level of supervision and review to perform over the selected locations.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales. For each location for which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s net sales processes for the selected revenue streams. We assessed the recorded net sales by selecting a sample of revenue transactions during the year and comparing the amounts recognized by the Company to relevant underlying documentation such as contracts and shipping documents or other third-party evidence. We evaluated the sufficiency of the audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence over net sales.

/s/ KPMG LLP

We have served as the Company's auditor since 2013.

Santa Clara, California
February 16, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio‑Rad Laboratories, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Bio-Rad Laboratories, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Santa Clara, California
February 16, 2024

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$403,815	$434,215
Short-term investments	1,203,327	1,356,457
Restricted investments	5,560	5,560
Accounts receivable, less allowance for credit losses of $14,926 and $15,029 as of December 31, 2023 and 2022, respectively	489,017	494,645
Inventory	780,517	719,316
Prepaid expenses	140,040	124,179
Other current assets	26,054	23,604
Total current assets	3,048,330	3,157,976

Property, plant and equipment, net	529,007	498,612
Operating lease right-of-use assets	194,730	180,952
Goodwill, net	413,569	406,488
Purchased intangibles, net	320,514	332,147
Other investments	7,698,070	8,830,892
Other assets	94,850	94,599
Total assets	$12,299,070	$13,501,666

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	December 31,
	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144,625	$135,041
Accrued payroll and employee benefits	139,929	194,790
Current maturities of long-term debt and notes payable	486	465
Income and other taxes payable	35,759	32,428
Current operating lease liabilities	40,379	36,336
Other current liabilities	161,621	169,648
Total current liabilities	522,799	568,708

Long-term debt, net of current maturities	1,199,052	1,197,716
Deferred income taxes	1,475,495	1,770,481
Operating lease liabilities	165,478	153,597
Other long-term liabilities	195,113	195,912
Total liabilities	3,557,937	3,886,414

Commitments and contingent liabilities

Stockholders’ equity:
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 25,169,944 and 25,162,075 at 2023 and 2022, respectively; shares outstanding - 23,422,506 and 24,521,583 at 2023 and 2022, respectively	2	2
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued and outstanding - 5,095,930 and 5,074,130 at 2023 and 2022, respectively	1	1
Additional paid-in capital	449,075	447,454
Class A treasury stock at cost, 1,747,438 shares at 2023 and 640,492 shares at 2022	(632,536)	(263,586)
Retained earnings	9,260,629	9,898,203
Accumulated other comprehensive loss	(336,038)	(466,822)
Total stockholders’ equity	8,741,133	9,615,252
Total liabilities and stockholders’ equity	$12,299,070	$13,501,666

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income (Loss)
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Net sales	$2,671,262	$2,802,249	$2,922,545
Cost of goods sold	1,244,316	1,234,919	1,284,449
Gross profit	1,426,946	1,567,330	1,638,096
Selling, general and administrative expense	841,723	827,825	877,122
Research and development expense	247,427	256,889	260,638
Income from operations	337,796	482,616	500,336
Interest expense	49,439	38,114	1,551
Foreign currency exchange (gains) losses, net	(7,347)	(205)	2,753
(Gains) losses from change in fair market value of equity securities and loan receivable	1,252,251	5,193,554	(4,926,248)
Other income, net	(106,443)	(44,574)	(26,775)
Net income (loss) before income taxes	(850,104)	(4,704,273)	5,449,055
Benefit from (Provision for) income taxes	212,780	1,076,738	(1,194,798)
Net income (loss)	$(637,324)	$(3,627,535)	$4,254,257

Basic earnings (loss) per share:
Net income (loss) per basic share	$(21.82)	$(121.79)	$142.61
Weighted average common shares - basic	29,209	29,785	29,831

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$(21.82)	$(121.79)	$140.83
Weighted average common shares - diluted	29,209	29,785	30,208

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(637,324)	$(3,627,535)	$4,254,257
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	132,412	(296,028)	(469,088)
Foreign other post-employment benefits adjustments	(12,846)	20,859	15,099
Net unrealized holding gains (losses) on available-for-sale (AFS) investments	11,218	(16,100)	(4,020)
Other comprehensive income (loss), net of tax	130,784	(291,269)	(458,009)
Comprehensive income (loss)	$(506,540)	$(3,918,804)	$3,796,248

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Cash received from customers	$2,684,248	$2,699,401	$2,886,489
Cash paid to suppliers and employees	(2,240,486)	(2,408,043)	(2,127,939)
Interest paid, net	(47,489)	(24,435)	(2,251)
Income tax payments, net	(129,593)	(158,259)	(134,683)
Dividend proceeds and miscellaneous receipts, net	100,101	68,184	35,282
Proceeds from forward foreign exchange contracts, net	8,162	17,599	12,566
Net cash provided by operating activities	374,943	194,447	669,464
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(156,680)	(112,782)	(133,746)
Proceeds from dispositions of property, plant and equipment	211	161	52
Proceeds from divestiture of a division	2,500	1,360	—
Payments for acquisitions, net of cash received	—	(100,746)	(125,516)
Payments for purchases of intangible assets	—	(1,375)	—
Payments for investment in loan receivable	—	—	(453,440)
Payments for purchases of marketable securities and investments	(689,041)	(2,060,238)	(851,627)
Proceeds from sales of marketable securities and investments	501,939	708,214	425,537
Proceeds from maturities of marketable securities and investments	361,279	357,813	341,359
Net cash provided by (used in) investing activities	20,208	(1,207,593)	(797,381)
Cash flows from financing activities:
Proceeds from issuance of Notes, net of debt financing costs	—	1,186,220	—
Payments on long-term borrowings	(467)	(510)	(3,020)
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	18,484	17,560	20,632
Tax payments from net share settlement	(14,936)	(13,967)	(22,482)
Payments for purchases of treasury stock	(428,728)	(215,679)	(49,998)
Payments of contingent consideration	—	(48)	(561)
Net cash (used in) provided by financing activities	(425,647)	973,576	(55,429)
Effect of foreign exchange rate changes on cash	321	2,981	(12,636)
Net decrease in cash, cash equivalents and restricted cash	(30,175)	(36,589)	(195,982)
Cash, cash equivalents and restricted cash at beginning of year	434,544	471,133	667,115
Cash, cash equivalents and restricted cash at end of year	$404,369	$434,544	$471,133

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$403,815	$434,215	$470,783
Restricted cash included in Other current assets	151	13	14
Restricted cash included in Other assets	403	316	336
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$404,369	$434,544	$471,133

These restricted cash items are primarily related to performance guarantees and other restricted deposits.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2020	3	429,376	(99,907)	9,277,759	282,456	9,889,687
Net income	—	—	—	4,254,257	—	4,254,257
Other comprehensive loss, net of tax	—	—	—	—	(458,009)	(458,009)
Issuance of common stock	—	(1,850)	—	—	—	(1,850)
Stock compensation expense	—	51,160	—	—	—	51,160
Purchase of treasury stock	—	—	(49,998)	—	—	(49,998)
Reissuance of treasury stock	—	(36,953)	43,615	(6,673)	—	(11)
Balance at December 31, 2021	3	441,733	(106,290)	13,525,343	(175,553)	13,685,236
Net loss	—	—	—	(3,627,535)	—	(3,627,535)
Other comprehensive loss, net of tax	—	—	—	—	(291,269)	(291,269)
Issuance of common stock	—	(3,373)			—	(3,373)
Stock compensation expense	—	60,917	—	—	—	60,917
Purchase of treasury stock	—	—	(215,679)	—	—	(215,679)
Reissuance of treasury stock	—	(51,823)	58,383	395	—	6,955
Balance at December 31, 2022	$3	$447,454	$(263,586)	$9,898,203	$(466,822)	$9,615,252
Net loss	—	—	—	(637,324)	—	(637,324)
Other comprehensive loss, net of tax	—	—	—	—	130,784	130,784
Stock compensation expense	—	61,271	—	—	—	61,271
Purchase of treasury stock	—	—	(428,728)	—	—	(428,728)
Reissuance of treasury stock	—	(44,714)	64,065	(250)	—	19,101
Shares withheld related to net share settlement of equity awards	—	(14,936)	—	—	—	(14,936)
Excise tax on stock repurchase	—	—	(4,287)	—	—	(4,287)
Balance at December 31, 2023	$3	$449,075	$(632,536)	$9,260,629	$(336,038)	$8,741,133

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Bio-Rad bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Such estimates include, but are not limited to, revenue recognition, the valuation of inventory, the valuation of acquired intangible assets, valuation of accounts receivable, estimation of warranty reserve, estimation of legal reserves, the recognition and measurement of current and deferred income tax assets and fair value measurement of the Loan receivable. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less which are readily convertible into cash.

Short-term Restricted Investments

Short-term restricted investments of $5.6 million at both December 31, 2023 and 2022 represent a money market fund that is provided as collateral to secure worker's compensation and general liability insurance.

Available-for-Sale Investments

Available-for-sale investments consist of corporate obligations, municipal securities, asset backed securities and U.S. government sponsored agencies. Management classifies investments at the time of purchase and reevaluates such classification at each balance sheet date. Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data. Unrealized gains and losses are reported as a component of other comprehensive income (loss), net of any related tax effect. Realized gains and losses and other-than-temporary impairments on investments are included in Other income, net (see Note 11).

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

Changes in our allowance for credit losses were as follows (in millions):

December 31,	2023	2022	2021
Beginning balance	$15.0	$15.1	$19.8
Provision for expected credit losses	0.5	1.7	1.4
Write-offs charged against the allowance	(1.2)	(1.9)	(6.4)
Recoveries collected	0.6	0.1	0.3
Ending balance	$14.9	$15.0	$15.1

Inventory

Inventories are valued at the lower of cost and net realizable value and include material, labor and overhead costs. Cost is determined using standard costs, which approximate actual costs, and are relieved from inventory on a first-in, first-out or average cost basis. We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle (1 – 3 years depending on our product line) is classified as long-term on our consolidated balance sheets. The long-term inventory was immaterial as of December 31, 2023 and 2022.

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

There were no impairments of finite-lived intangible assets for the years ended December 31, 2023, 2022 and 2021.

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

We determined that there are two reporting units, which are the same as our operating segments namely Life Science and Clinical Diagnostics. We generally estimate the fair value of the reporting units in goodwill impairment assessments using an income approach, which includes an analysis of the future cash flows expected to be generated and the risk associated with achieving such cash flows. This approach requires significant management judgment including the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the reporting unit. Actual results may differ from management’s estimates. We elected to perform a quantitative assessment of goodwill during the fourth quarter of 2023 and concluded that the fair value of the reporting units exceeded the carrying amount and that goodwill is not impaired. There were no impairments for the years ended December 31, 2023, 2022 and 2021.

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

In addition, we offer a reagent rental program which provides our customers the ability to use an instrument and consumables (reagents) on a per test basis. These agreements may also include maintenance of the instruments placed at customer locations as well as initial training. We initially determine if a reagent rental arrangement contains a lease at contract commencement. Where we have determined that such an arrangement contains a lease, we then determine the lease classification. Our reagent rental arrangements are predominantly classified as operating leases and any sales-type leases have historically been immaterial and we do not enter into direct finance leases.

We concluded that the use of the instrument (referred to as “lease elements”) in our reagent rental agreements is not governed by the revenue recognition guidance of ASC 606 but instead is addressed by the lease guidance in ASC 842. Accordingly, we first allocate the transaction price between the lease elements and the non-lease elements based on relative standalone selling prices. Our reagent rental arrangements are predominantly comprised of variable lease payments that fluctuate depending on the volume of reagents purchased, as such arrangements generally do not contain any fixed or minimum lease payments. Maintenance services and reagent sales are allocated to the non-lease elements and recognized as income over time as control is transferred. Maintenance services are recognized ratably over the period whereas reagents revenue is recognized upon transfer of control when either (i) the consumables are delivered or (ii) the consumables are consumed by the customer.

Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% of total revenue in 2023, 3% of total revenue in 2022 and 2% of total revenue in 2021. Such revenue forms part of the Net sales in our consolidated statements of income (loss).

Contract costs:
As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our consolidated statements of income (loss).

Disaggregation of Revenue:

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 15).
Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements including installation services. The deferred revenue balance at December 31, 2023 and December 31, 2022 was $68.3 million and $71.9 million, respectively. The short-term deferred revenue balance at December 31, 2023 and December 31, 2022 was $51.1 million and $52.2 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our consolidated statements of income (loss).

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the consolidated balance sheets. Change in our warranty liability were as follows (in millions):

	2023	2022	2021
January 1	$10.6	$12.7	$9.8
Provision for warranty	9.3	8.8	14.8
Actual warranty costs	(11.5)	(10.9)	(11.9)
December 31	$8.4	$10.6	$12.7

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

Foreign currency transaction gains and losses are included in Foreign currency exchange (gains) losses, net in the consolidated statements of income (loss). Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction.

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

The resulting gains or losses offset exchange gains or losses, on the related receivables and payables, all of which are recorded in Foreign currency exchange (gains) losses, net in the consolidated statements of income (loss). We classify the proceeds from forward foreign exchange contracts, net as cash flows from operating activities in our consolidated statements of cash flows.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the diluted earnings (loss) per share calculation are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Basic weighted average shares common outstanding	29,209	29,785	29,831
Effect of potentially dilutive stock options, restricted
stock and performance stock awards	—	—	377
Diluted weighted average common shares outstanding	29,209	29,785	30,208
Anti-dilutive shares	212	325	33

Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, marketable securities, accounts payable and foreign exchange contracts, the carrying amounts approximate fair value.

The estimated fair value of financial instruments is based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) using available market information or other appropriate valuation methodologies in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Estimates are not necessarily indicative of the amounts that could be realized in a current market exchange as considerable judgment is required in interpreting market data used to develop estimates of fair value. The use of different market assumptions or estimation techniques could have a material effect on the estimated fair value (see Note 2).

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

In 2021, we extended a loan to a VIE, Sartorius-Herbst Beteiligungen II GmbH ("SHB"), a private limited company incorporated under the laws of Germany (See Note 2). We have not consolidated this entity because we do not have the power to direct the activities that most significantly impact the VIE’s economic performance related to repayment of the loan or cash management of the SHB and, thus, we are not considered the primary beneficiary of the VIE. We believe that our maximum exposure to loss as a result of our involvement with the VIE is limited to the receivable due to us from the VIE under the terms of the loan.

Equity Investments

Investments in publicly traded companies in which we do not have the ability to exercise significant influence are reported at fair value, with unrealized gains and losses reported as a component of (gains) losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss). Companies in which we do not have a controlling financial interest, but over which we have significant influence, are accounted for using the equity method. Our share of the after-tax earnings of equity method investees is included in Other income, net in our consolidated statements of income (loss). Investments in privately held companies in which we do not have the ability to exercise significant influence are accounted for using the cost method with adjustments for observable changes in price or impairments (see Note 2). We monitor our relationships with investees when changes occur that could affect whether we have the ability to exercise significant influence.

Recent Accounting Pronouncements to be Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, “Improvements to Reportable Segment Disclosures.” The ASU includes enhanced disclosure requirements, primarily related to significant segment expenses that are regularly provided to and used by the chief operating decision maker (CODM). The amendments are to be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU includes enhanced disclosure requirements, primarily related to the rate reconciliation and income taxes paid information. The amendments are to be applied prospectively in the financial statements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

2. FAIR VALUE MEASUREMENTS AND INVESTMENTS

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2023 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$12.5	$—	$12.5
Time deposits	—	36.6	—	36.6
U.S. government sponsored agencies	—	7.0	—	7.0
Money market funds	28.0	—	—	28.0
Total cash equivalents (a)	28.0	56.1	—	84.1
Restricted investments (b)	7.1	—	—	7.1
Equity Securities (c)	7,399.3	—	—	7,399.3
Loan under the fair value option (d)	—	—	325.7	325.7
Available-for-sale investments:
Corporate debt securities	—	531.6	—	531.6
U.S. government sponsored agencies	—	255.9	—	255.9
Foreign government obligations	—	12.7	—	12.7
Municipal obligations	—	12.1	—	12.1
Asset-backed securities	—	323.7	—	323.7
Total available-for-sale investments (e)	—	1,136.0	—	1,136.0
Forward foreign exchange contracts (f)	—	4.1	—	4.1
Total financial assets carried at fair value	$7,434.4	$1,196.2	$325.7	$8,956.3

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$11.7	$—	$11.7
Contingent consideration (h)	—	—	17.5	17.5
Total financial liabilities carried at fair value	$—	$11.7	$17.5	$29.2

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2022 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$21.1	$—	$21.1
Time deposits	5.7	—	—	5.7
Asset-backed securities	—	1.4	—	1.4
U.S. government sponsored agencies	—	6.0	—	6.0
Money market funds	31.5	—	—	31.5
Total cash equivalents (a)	37.2	28.5	—	65.7
Restricted investments (b)	6.8	—	—	6.8
Equity securities (c)	8,530.4	—	—	8,530.4
Loan under the fair value option (d)	—	—	322.6	322.6
Available-for-sale investments:
Corporate debt securities	—	699.3	—	699.3
U.S. government sponsored agencies	—	230.7	—	230.7
Foreign government obligations	—	13.5	—	13.5
Municipal obligations	—	23.1	—	23.1
Asset-backed securities	—	333.4	—	333.4
Total available-for-sale investments (e)	—	1,300.0	—	1,300.0
Forward foreign exchange contracts (f)	—	1.5	—	1.5
Total financial assets carried at fair value	$8,574.4	$1,330.0	$322.6	$10,227.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$6.2	$—	$6.2
Contingent consideration (h)	—	—	35.6	35.6
Total financial liabilities carried at fair value	$—	$6.2	$35.6	$41.8

(a) Cash equivalents are included in Cash and cash equivalents in the consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2023	December 31, 2022
Restricted investments	$5.6	$5.6
Other investments	1.5	1.2
Total	$7.1	$6.8

(c) Equity securities are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2023	December 31, 2022
Short-term investments	$67.2	$56.5
Other investments	7,332.1	8,473.9
Total	$7,399.3	$8,530.4

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

(h) Contingent considerations in a liability position are included in Other long-term liabilities in the consolidated balance sheets. The changes in the fair value of contingent consideration included in Research and development expense and Selling, general and administrative expense amounted to $14.0 million and $4.1 million in the consolidated statements of income (loss) for the year ended December 31, 2023, respectively. No conditions triggering payment of the contingent consideration were met as of December 31, 2023.

Level 1 Fair Value Measurements

As of December 31, 2023, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of December 31, 2023. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The change in fair market value of our investment in Sartorius for the twelve months ended December 31, 2023 was a loss of $1,259.4 million and is recorded in our consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of December 31, 2023 and 2022, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$534.1	$0.8	$(3.3)	—	$531.6
Municipal obligations	12.2	—	(0.1)	—	12.1
Asset-backed securities	325.7	0.7	(2.7)	—	323.7
U.S. government sponsored agencies	257.4	0.1	(1.6)	—	255.9
Foreign government obligations	12.8	—	(0.1)	—	12.7
	$1,142.2	$1.6	$(7.8)	$—	$1,136.0

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2023 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$450.9	$448.2
Mature in one to five years	558.6	556.6
Mature in more than five years	132.7	131.2
Total	$1,142.2	$1,136.0

Available-for-sale investments consist of the following (in millions):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$709.9	$0.2	$(10.8)	$699.3
Municipal obligations	23.4	—	(0.3)	23.1
Asset-backed securities	339.6	0.1	(6.3)	333.4
U.S. government sponsored agencies	233.9	—	(3.2)	230.7
Foreign government obligations	13.8	—	(0.3)	13.5
Total	$1,320.6	$0.3	$(20.9)	$1,300.0

As of December 31, 2023 there were no significant continuous unrealized losses greater than 12 months.

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

At December 31, 2023, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of December 31, 2023.
Included in Other current assets are $11.9 million and $11.6 million of interest receivable as of December 31, 2023 and December 31, 2022, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the year ended December 31, 2023, we have not written off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts. As a result, these contracts, generally with maturity dates of 90 days or less, are recorded at their fair value at each balance sheet date. The notional amounts provide one measure of foreign exchange exposures as of December 31, 2023 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates and forward points from Refinitiv on the last business day of the quarter. The resulting gains or losses from foreign exchange contracts offset gains or losses from foreign currency remeasurement of the related receivables and payables, both of which are included in Foreign currency exchange (gains) losses, net in the consolidated statements of income (loss).

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2023
Contracts maturing in January through March 2024 to sell foreign currency:
Notional value	$873.5
Unrealized gain/(loss)	$(8.1)
Contracts maturing in January through March 2024 to purchase foreign currency:
Notional value	$133.6
Unrealized gain/(loss)	$0.5

Included in Other investments in the consolidated balance sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying value of these investments was $6.5 million as of December 31, 2023 and 2022.

Also included in Other investments in the consolidated balance sheet are our equity method investments, for which our share of the equity method investees earnings is included in Other income, net in our consolidated statements of income (loss). The carrying value of these investments, net of impairments, was $32.3 million and $26.7 million as of December 31, 2023 and December 31, 2022, respectively.

The carrying value and fair value of our long-term debt were as follows (in millions):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,189.5	$1,102.5	$1,187.6	$1,056.0
Other long-term debt	9.6	9.6	10.1	10.1
Total	$1,199.1	$1,112.1	$1,197.7	$1,066.1

The fair value of our long-term debt was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements.

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II Gmbh ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (“Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss). The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the twelve months ended December 31, 2023 was a loss of $6.8 million, which includes a $24.5 million gain from change in fair market value of the Loan and a $31.3 million loss from change in fair market value of the value appreciation right. The decrease in the fair market value of the value appreciation right was due to a decline in the value of the Sartorius ordinary shares. As of December 31, 2023, the €400.0 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2022	$322.6
Net decrease in estimated fair market value of the loan included in Gains (losses) in fair market value of equity securities and loan receivable	(6.8)
Foreign currency adjustments gains (losses), net	9.9
December 31, 2023	$325.7

3. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2023			2022
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$333.3	$408.4	$741.7	$333.3	$349.2	$682.5
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	115.0	406.5	291.5	55.8	347.3

Acquisitions	—	0.4	0.4	—	55.9	55.9
Foreign currency adjustments	—	6.7	6.7	—	3.3	3.3
Period increase, net	—	7.1	7.1	—	59.2	59.2

Balances as of December 31:
Goodwill	333.3	415.5	748.8	333.3	408.4	741.7
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	$291.5	$122.1	$413.6	$291.5	$115.0	$406.5

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	December 31, 2023
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.2	$108.7	$(98.9)	$9.8
Know how	1.8	168.9	(161.1)	7.8
Developed product technology	12.0	217.8	(132.9)	84.9
Licenses	4.9	59.2	(42.4)	16.8
Tradenames	5.6	6.1	(4.7)	1.4
Covenants not to compete	2.3	6.4	(4.8)	1.6
Total finite-lived intangible assets		567.1	(444.8)	122.3
In-process research and development		198.2	—	198.2
Total purchased intangible assets		$765.3	$(444.8)	$320.5

	December 31, 2022
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.0	$104.7	$(89.9)	$14.8
Know how	2.8	166.2	(153.9)	12.3
Developed product technology	12.8	211.1	(121.6)	89.5
Licenses	5.8	59.0	(38.5)	20.5
Tradenames	6.6	6.1	(4.5)	1.6
Covenants not to compete	3.1	6.4	(4.0)	2.4
Total finite-lived intangible assets		553.5	(412.4)	141.1
In-process research and development		191.0	—	191.0
Total purchased intangible assets		$744.5	$(412.4)	$332.1

Amortization expense related to purchased intangible assets for the years ended December 31, 2023, 2022 and 2021 was $23.8 million, $24.9 million and $28.4 million, respectively. Estimated future amortization expense (based on existing purchased finite-lived intangible assets) for the years ending December 31, 2024, 2025, 2026, 2027, 2028 and thereafter is $21.3 million, $19.3 million, $14.4 million, $12.0 million, $12.0 million, and $43.3 million, respectively.

No impairment losses related to goodwill and purchased intangibles were recorded in 2023 and 2022.

4. INVENTORY

Following are the components of Inventory at December 31, 2023 and December 31, 2022 (in millions):

	December 31, 2023	December 31, 2022
Inventory:
Raw materials	$231.6	$228.8
Work in process	246.0	220.9
Finished goods	302.9	269.6
Total Inventory	$780.5	$719.3

5. PROPERTY, PLANT AND EQUIPMENT, NET

Following are the components of Property, plant and equipment at December 31, 2023 and December 31, 2022 (in millions):

	December 31, 2023	December 31, 2022
Property, plant and equipment:
Land and improvements	$28.4	$27.8
Building and leasehold improvements	419.8	393.6
Equipment	1,147.5	1,086.6
Total property, plant and equipment	1,595.7	1,508.0
Less: accumulated depreciation and amortization	(1,066.7)	(1,009.4)
Property, plant and equipment, net	$529.0	$498.6

6. NOTES PAYABLE AND LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	December 31, 2023	December 31, 2022
3.3%, Senior Notes due 2027	$400.0	$400.0
3.7%, Senior Notes due 2032	800.0	800.0
Less unamortized discounts and debt issuance costs	(10.5)	(12.4)
Long-term debt less unamortized discounts and debt issuance costs	1,189.5	1,187.6
Finance leases and other debt	10.1	10.6
Less current maturities	(0.5)	(0.5)
Long-term debt	$1,199.1	$1,197.7

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $208.0 million available for borrowing and usage as of December 31, 2023, which was reduced by $4.3 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations.

Senior Notes due 2027 and 2032

In March 2022, pursuant to an indenture we issued $400.0 million in principal amount of Senior Notes due March 2027 (the “2027 Notes”) and $800.0 million in principal amount of Senior Notes due March 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Notes”). The issuance of the 2027 Notes yielded net cash proceeds of $395.7 million at an effective rate of 3.5346% and the issuance of the 2032 Notes yielded net cash proceeds of $790.5 million at an effective rate of 3.8429%. The 2027 Notes and the 2032 Notes pay a fixed rate of interest of 3.3% and 3.7% per annum, respectively. Interest on the Notes is payable semi-annually in arrears on March 15 and September 15 of each year until the principal is paid or made available for payment. We have the option to redeem the Notes at any time, in whole or in part, at a redemption price calculated in accordance with the indenture, plus accrued and unpaid interest thereon to the redemption date. In the event of a change of control, the holders may require us to repurchase for cash all or a portion of their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. Our obligations under the Notes are unsecured senior obligations that rank equally in right of payment with all of our other existing and future unsecured, unsubordinated debt. The Notes include covenants that limit our ability to, among other things, (i) grant specified liens, (ii) engage in specified sale and leaseback transactions, (iii) consolidate or merge with or into other companies or (iv) sell all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2023.

Credit Agreement

In April 2019, Bio-Rad entered into a $200.0 million unsecured revolving credit facility ("Credit Agreement"). Borrowings under the Credit Agreement are on a revolving basis and can be used to make permitted acquisitions, for working capital and for other general corporate purposes. Since 2019, Bio-Rad entered into Amendments No. 1, 2, 3, and 4 (“Amendment”) to the Credit Agreement to add LIBOR replacement language, expand the definition of EBITDA, increase certain financial baskets, clarify the definitions of certain terms related to cash in the Leverage Ratio calculation, clarify the intended timing for the delivery of quarterly and annual financials and the related compliance certificates as required by the Credit Agreement, and to replace the reference interest borrowing rate from LIBOR to Term SOFR. We had no outstanding borrowings under the Credit Agreement as of December 31, 2023; however, $0.2 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of December 31, 2023. The Credit Agreement matures in April 2024. If we had borrowed against our Credit Agreement, the borrowing rate would have been 6.698% at December 31, 2023, which is based on the 3-month LIBOR.

The Credit Agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. These ratios and covenants include a leverage ratio test and an interest coverage test, as well as certain restrictions on our ability to declare or pay dividends, incur debt, guarantee debt, enter into transactions with affiliates, merge or consolidate, sell assets, make investments and create liens. We were in compliance with all of these ratios and covenants as of December 31, 2023 and 2022.

Maturities of finance leases and other debt at December 31, 2023 were as follows (in millions):

2024	$0.5
2025	0.5
2026	0.5
2027	400.5
2028	0.5
2029 and thereafter	807.6
Total Maturities of finance leases and other debt	$1,210.1

7. INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
U.S.	$(31.0)	$(2,403.4)	$2,941.8
International	(819.1)	(2,300.9)	2,507.3
Income (loss) before taxes	$(850.1)	$(4,704.3)	$5,449.1

The (benefit from) provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current tax expense:
U.S. Federal	$73.8	$112.8	$72.4
State	12.0	20.1	9.2
International	17.4	24.1	32.6
Current tax expense	103.2	157.0	114.2
Deferred tax (benefit) expense:
U.S. Federal	(291.7)	(1,121.3)	983.5
State	(15.7)	(83.6)	69.3
International	(15.2)	(36.7)	32.1
Deferred tax expense	(322.6)	(1,241.6)	1,084.9
Non-current tax expense (benefit)	6.6	7.9	(4.3)
(Benefit from) provision for income taxes	$(212.8)	$(1,076.7)	$1,194.8

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
U. S. statutory tax rate	21.0%	21.0%	21.0%
Impact of foreign operations	(20.4)	(10.0)	(8.6)
U.S. taxation of foreign income	23.8	10.5	8.9
State taxes	2.4	1.1	1.3
Other	(1.8)	0.3	(0.7)
(Benefit from) provision for income taxes	25.0%	22.9%	21.9%

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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes an Alternative Minimum Tax based on the Adjusted Financial Statement Income of Applicable Corporations. We do not believe the Inflation Reduction Act will have a material impact on our income tax provision and cash taxes. We continue to monitor the developments in tax laws and regulations to evaluate their potential impact on our business.

Our effective income tax rates were 25.0%, 22.9% and 21.9% for the years ended December 31, 2023, 2022 and 2021, respectively. The effective tax rates for the years ended December 31, 2023, 2022 and 2021 were primarily driven by the unrealized gain/loss in equity securities that was taxed at 22.3%, 22.5% and 22.4%, respectively, as well as the geographic mix of earnings.

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

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Bad debt, inventory and warranty accruals	$29.4	$30.8
Other post-employment benefits, vacation and other reserves	17.5	15.7
Tax credit and net operating loss carryforwards	126.4	128.2
Lease obligations	41.9	40.8
Other	48.8	53.2
Total gross deferred tax assets	264.0	268.7
Valuation allowance	(53.2)	(72.8)
Total deferred tax assets	210.8	195.9
Deferred tax liabilities:
Property and equipment	40.4	39.5
Lease assets	38.4	38.7
Investments and intangible assets	1,565.0	1,842.8
Total deferred tax liabilities	1,643.8	1,921.0
Net deferred tax liabilities	$(1,433.0)	$(1,725.1)

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our federal, state and foreign deferred tax assets will not be realized as of December 31, 2023, and have maintained a valuation allowance on such deferred tax assets.

The valuation allowance for deferred tax assets is as follows (in millions):

	December 31,
	2023	2022	2021
Beginning balance	$72.8	$46.4	$44.6
Additions charged to expenses	—	26.4	1.8
Deductions from reserves	(19.6)	—	—
Ending balance	$53.2	$72.8	$46.4

As of December 31, 2023, our federal, state and foreign net operating loss carryforwards were approximately $18.2 million, $30.0 million and $301.4 million, respectively. Of our foreign net operating losses, $144.5 million may be carried forward indefinitely. The majority of the remaining foreign net operating losses, if not utilized, will begin to expire in 2024. Our federal and state net operating loss carryforwards, if not utilized, will begin to expire in 2028. As of December 31, 2023, our federal and state tax credit carryforwards were approximately $7.7 million and $74.6 million, respectively. Our federal tax credits, if not utilized, will begin to expire in 2029, and our state tax credits, generally, may be carried forward indefinitely.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2023	2022	2021
Unrecognized tax benefits – January 1	$85.5	$61.9	$55.8
Additions to tax positions related to prior years	0.2	18.1	3.2
Reductions to tax positions related to prior years	(12.8)	(0.2)	(2.1)
Additions to tax positions related to the current year	11.6	9.8	18.1
Settlements	(0.2)	(2.2)	(2.4)
Lapse of statute of limitations	(0.9)	(0.8)	(10.8)
Foreign currency adjustments	1.3	(1.1)	0.1
Unrecognized tax benefits – December 31	$84.7	$85.5	$61.9

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the cumulative amount of accrued interest and penalties as of December 31, 2023, 2022 and 2021 was $9.6 million, $6.7 million and $11.8 million, respectively. We accrued interest and penalties of $2.8 million, $(1.1) million, and $(2.5) million for the years ended December 31, 2023, 2022, and 2021, respectively. The total unrecognized tax benefits and interest and penalties of $94.3 million as of December 31, 2023 was partially offset by deferred tax assets of $17.8 million and prepaid taxes of $2.7 million, for a net amount of $73.8 million.

As of December 31, 2023, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $17.2 million. Substantially all such amounts will impact our effective income tax rate if recognized.

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

Changes to Bio-Rad's issued common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at January 1, 2021	25,073	5,076
Class B to Class A conversions	16	(16)
Issuance of common stock	45	18
Balance at December 31, 2021	25,134	5,078
Class B to Class A conversions	20	(20)
Issuance of common stock	8	16
Balance at December 31, 2022	25,162	5,074
Class B to Class A conversions	8	(8)
Issuance of common stock	—	30
Balance at December 31, 2023	25,170	5,096

Treasury Shares

The share repurchase activity under the share repurchase programs through open market transactions for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	Number of Shares Purchased	Weighted-Average Price per Share	Total Shares Repurchased To Date	Remaining Authorized Value (in millions)
March 1, 2021 - March 31, 2021	89,506	$558.60	663,083	$223.1
May 1, 2022 - May 31, 2022	255,284	$489.65	918,367	$98.1
November 1, 2022 - November 30, 2022	241,408	$375.63	1,159,775	$207.4
May 1, 2023 – May 31, 2023	549,863	$377.20	1,709,638	$—
September 1, 2023 – September 30, 2023	58,478	$364.61	1,768,116	$478.7
November 1, 2023 – November 30, 2023	659,416	$303.30	2,427,532	$278.7

For the years ended December 31, 2023 and 2022, we used 160,811 and 135,744, respectively, of the repurchased shares in connection with the vesting of restricted stock units and our Employee Stock Purchase Program. As of December 31, 2023, the Company had repurchased $650.0 million under the 2017 Share Repurchase Program, which completed the level of authorized purchases under that share repurchase program. In July 2023, the board of directors authorized a new share repurchase program ("2023 Share Repurchase Program") granting the Company authority to repurchase, on a discretionary basis, up to $500 million of the outstanding shares of the Company's common stock. As of December 31, 2023, $278.7 million remained available for repurchases under the 2023 Share Repurchase Program.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our consolidated balance sheets and consolidated statements of changes in stockholders' equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total Accumulated other comprehensive income (loss)
Balances as of January 1, 2022	$(170.5)	$(10.9)	$5.8	$(175.6)
Other comprehensive (loss) income, before reclassifications	(296.3)	25.4	(21.5)	(292.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.1	0.6	0.7
Income tax effects	0.3	(4.6)	4.8	0.5
Other comprehensive income (loss), net of income taxes	(296.0)	20.9	(16.1)	(291.2)
Balances as of December 31, 2022	$(466.5)	$10.0	$(10.3)	$(466.8)
Other comprehensive income (loss), before reclassifications	132.9	(13.1)	13.4	133.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.7	1.2	1.9
Income tax effects	(0.5)	(0.4)	(3.4)	(4.3)
Other comprehensive income (loss), net of income taxes	132.4	(12.8)	11.2	130.8
Balances as of December 31, 2023	$(334.1)	$(2.8)	$0.9	$(336.0)

All amounts reclassified out of accumulated other comprehensive income (loss) were reclassified into Other income, net in the consolidated statements of income (loss). Reclassification adjustments are calculated using the specific identification method.

10. SHARE-BASED COMPENSATION/EQUITY AWARDS AND PURCHASE PLANS

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

A total of 2,108,724 shares have been reserved for issuance of equity awards under the 2017 Plan and may be of either Class A or Class B common stock. At December 31, 2023, there were 1,112,483 shares available to be granted.

Performance-based Stock awards

Bio-Rad grants certain executive officers Performance-based stock unit (PSU) awards, which are administered under the 2017 Plan. PSUs generally vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award.

We consider the dilutive impact of PSUs in our diluted net income per share calculation only to the extent that the performance conditions would have been met if the reporting period was the end of the performance period.

Employee Stock Purchase Plans
Our 2011 Employee Stock Purchase Plan ("2011 ESPP" or "ESPP") provides that eligible employees may contribute up to the greater of 10% of their compensation or $25,000 annually towards the quarterly purchase of our Class A common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter. The Board of Directors have authorized the sale of 1,300,000 shares of Class A common stock under the 2011 ESPP.

Share-Based Compensation

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases and restricted stock unit awards, including performance-based stock awards. Share-based compensation expense is allocated in the consolidated statements of income (loss) as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Cost of goods sold	$6.1	$5.4	$4.9
Selling, general and administrative expense	43.9	45.6	38
Research and development expense	11.3	9.9	8.3
Share-based compensation expense	$61.3	$60.9	$51.2

The income tax benefit related to share-based compensation expense was $9.8 million, $8.8 million and $7.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. We did not capitalize any share-based compensation expense as it was immaterial.

The tax benefit from equity awards vested or exercised during the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $4.0 million and $18.5 million, respectively.

For equity awards, we amortize the grant date fair value on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We recognize forfeitures as they occur.

Stock Options

No stock options were granted during the years ended December 31, 2023 and 2022. The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2021:

Year Ended December 31,
2021
Expected volatility	27%
Risk-free interest rate	1.05%
Expected life (in years)	7.3
Expected dividend	—
Weighted-average fair value of options granted	$251.93

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

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2023	206,420	$270.03
Granted	—	$—
Exercised	(108,350)	$129.89
Forfeited	(8,310)	$579.93
Outstanding, December 31, 2023	89,760	$410.50	5.49	$2.3

Unvested, December 31, 2023	15,576	$583.87	6.76	$0.1
Exercisable, December 31, 2023	74,184	$374.10	5.22	$2.2

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value on the date of exercise of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $20.2 million, $15.2 million and $33.0 million, respectively.

No cash was received from stock options exercised during the year ended December 31, 2022. Cash received from stock options exercised during the year ended December 31, 2023 and 2021 amounted to $0.7 million and $3.6 million, respectively.

As of December 31, 2023, there was $2.1 million of total unrecognized compensation expense from stock options. This amount is expected to be recognized in the future over a remaining weighted-average period of approximately one year.

Restricted Stock Units - Service & Performance-based

Restricted stock units are rights to receive shares of company stock. The fair value of a restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following tables summarize restricted stock units and performance-based stock units activity:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2023	314,242	$516.85
Granted	193,937	$393.16
Vested	(113,419)	$485.12
Forfeited	(50,167)	$499.45
Outstanding, December 31, 2023	344,593	$460.22	1.78	$111.3

	Performance-based Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2023	11,391	$486.25
Granted	16,296	$366.47
Vested	—	$—
Forfeited	(4,520)	$427.84
Outstanding, December 31, 2023	23,167	$413.39	1.54	$7.5

The total fair value of restricted stock units and performance-based stock units vested for the years ended December 31, 2023, 2022 and 2021 was $44.7 million, $54.5 million and $104.4 million, respectively. As of December 31, 2023, there was approximately $138.1 million of total unrecognized compensation expense related to restricted stock units. This amount is expected to be recognized over a remaining weighted-average period of approximately three years.

Employee Stock Purchase Plans

The fair value of the employees’ purchase rights under the 2011 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	35%	41%	25%
Risk-free interest rate	5.15%	1.71%	0.05%
Expected life (in years)	0.24	0.25	0.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$90.11	$124.26	$127.16

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

We sold 56,985 shares for total employee contributions of $17.8 million, 44,480 shares for total employee contributions of $17.6 million and 31,639 shares for total employee contributions of $17.0 million under the 2011 ESPP to employees for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, 418,879 shares remain authorized and available for issuance under the 2011 ESPP.

11. OTHER INCOME, NET

Other income, net includes the following components (in millions):

	Year Ended December 31,
	2023	2022	2021

Interest and investment income	$(100.9)	$(58.0)	$(18.9)
Net realized gains on investments	(0.7)	(2.3)	(8.0)
Other-than-temporary impairment losses on investments	—	11.9	0.8
Current expected credit losses on loans to equity method investees	—	7.5	—
Gain on divestiture of a division	—	(1.4)	—
Escrow receipts on prior acquisition	(2.5)	—	—
Other income	(2.3)	(2.3)	(0.7)
Other income, net	$(106.4)	$(44.6)	$(26.8)

12. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income (loss) to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(637.3)	$(3,627.5)	$4,254.3
Adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation and amortization	145.9	137.3	137.6
Reduction in the carrying amount of right-of-use assets	46.5	39.9	39.3
Share-based compensation	61.3	60.9	51.2
Other-than-temporary impairment losses on investments	—	11.9	0.8
Current expected credit losses on loans	—	7.5	—
(Gains) losses from change in fair market value of equity securities and loan receivable	1,252.3	5,193.6	(4,926.2)
Gain on divestiture of a division	(2.5)	(1.4)	—
Payments for operating lease liabilities	(41.0)	(38.1)	(40.7)
Changes in fair value of contingent consideration	(18.1)	—	—
(Increase) decrease in accounts receivable	11.4	(87.4)	(20.4)
(Increase) decrease in inventories	(46.3)	(158.8)	46.1
(Increase) decrease in other current assets	5.6	(27.3)	(12.9)
Increase (decrease) in accounts payable and other current liabilities	(51.8)	(94.2)	69.9
Decrease in income taxes payable	(21.3)	(1.2)	(28.8)
Increase (decrease) in deferred income taxes	(322.6)	(1,241.6)	1,084.9
Increase in other long-term assets	(3.7)	(5.1)	(6.2)
Increase (decrease) in other long-term liabilities	(4.1)	5.6	10.5
Other	0.6	20.3	10.1
Net cash provided by operating activities	$374.9	$194.4	$669.5

Non-cash investing activities:
Purchased property, plant and equipment	$6.9	$7.3	$5.2
Purchased marketable securities and investments	$0.4	$—	$6.0

13. COMMITMENTS AND CONTINGENT LIABILITIES

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees. Contributions are made at the discretion of management. As of December 31, 2023 and 2022, the liability related to the U.S. profit sharing plan was $1.9 million and $1.2 million, respectively. The contribution expense was $20.2 million, $19.1 million and $18.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Purchase Obligations

As of December 31, 2023, we had purchase obligations that have not been recognized on our balance sheet of $122.6 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered to Bio-Rad, generally within Accounts payable or Other current liabilities.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2023 were as follows in millions:

2024	$96.4
2025	24.3
2026	1.8
2027	0.1
2028	—
2029 and thereafter	—

Long-Term Liabilities

As of December 31, 2023, we had obligations that have been recognized on our balance sheet of $121.7 million, which primarily represent long-term deferred revenue and other post-employment benefits. Excluded are tax liabilities for uncertain tax positions and contingencies. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded.

The annual future fixed and determinable portion of our obligations that have been recognized on our balance sheet as of December 31, 2023 were as follows in millions:

2024	$4.3
2025	29.8
2026	6.7
2027	4.8
2028	5.7
2029 and thereafter	70.4

Letters of Credit/Guarantees

In the ordinary course of business, we are at times required to post letters of credit/guarantees. The letters of credit/guarantees are issued by financial institutions to guarantee our obligations to various parties. We were contingently liable for $4.3 million of standby letters of credit/guarantees with financial institutions as of December 31, 2023.

Other Post-Employment Benefits
In several foreign locations we are statutorily required to provide retirement benefits or a lump sum termination indemnity to our employees upon termination for virtually any reason. These plans are accounted for as defined benefit plans and the associated net benefit obligation as of December 31, 2023 and 2022 of $62.2 million and $46.8 million, respectively, has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets. Most plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets or settle these obligations. However, some of these plans require funding based on local laws in which there is a trust or other device administered by an external plan manager that is used to accumulate assets to assist in settling these obligations. The following disclosures include such plans, which are located in France, Switzerland, Germany, Korea, India, Thailand, Italy, Dubai and Japan.

Obligations and Funded Status
The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the Consolidated Balance Sheets for the plans (in millions):

Change in benefit obligation:	2023	2022
Benefit obligation at beginning of year	$129.2	$155.5
Service cost	5.4	6.6
Interest cost	3.4	0.8
Plan participants' contributions	3.3	3.1
Actuarial (gain) loss	14.0	(23.5)
Gross benefits paid	(1.0)	0.7
Plan amendments	(0.7)	(1.0)
Acquisitions	2.5	—
Settlements	(10.6)	(7.6)
Foreign currency adjustments	8.9	(5.4)

Benefit obligation at end of year	154.4	129.2

Change in plan assets:
Fair value of plan assets at beginning year	82.4	79.4
Actual return on plan assets	1.7	1.5
Employer contributions	4.7	4.3
Plan participants' contributions	3.3	3.1
Gross benefits paid	0.3	2.8
Acquisitions	2.4	—
Settlements	(10.5)	(7.6)
Foreign currency adjustments	7.9	(1.1)

Fair value of plan assets at end of year	92.2	82.4

Underfunded status of plans	(62.2)	(46.8)

Amounts recognized in the consolidated balance sheets:
Current liabilities (Accrued payroll and employee benefits)	(2.7)	(1.5)
Noncurrent liabilities (Other long-term liabilities)	(59.5)	(45.3)

Net liability, end of fiscal year	$(62.2)	$(46.8)

Components of Net Periodic Benefit Cost
The following sets forth the net periodic benefit cost (income) for the periods indicated (in millions):

	2023	2022	2021
Service costs	$5.4	$6.6	$8.0
Interest costs	3.4	0.8	0.5
Expected returns on plan assets	(2.2)	(1.0)	(1.0)
Amortization of actuarial losses	(0.1)	0.3	1.8
Amortization of prior service costs	(0.4)	(0.3)	—
Curtailments	—	—	(1.9)
Settlements	1.3	(0.2)	1.2

Net periodic benefit costs	$7.4	$6.2	$8.6

Assumptions

The above actuarial net gains were primarily based on financial, demographic and experience assumptions.

The weighted-average assumptions used in computing the benefit obligations were as follows:

	2023	2022
Discount rate	2.0%	2.6%
Compensation rate increase	1.8%	1.7%

The weighted-average assumptions used in computing the net periodic benefit costs were as follows:

	2023	2022	2021
Discount rate	2.5%	0.6%	0.3%
Expected long-term rate of return on plan assets	2.6%	1.3%	1.1%

The accumulated benefit obligation (ABO), an estimate based on the assumption if these plans were to be terminated immediately, as of December 31, 2023 and 2022 was $114.8 million and $114.9 million, respectively. The ABO and fair value of plan assets for these plans with ABO in excess of plan assets were $22.6 million and $32.5 million as of December 31, 2023 and 2022, respectively.

In some foreign locations we have service award plans that are paid based upon the number of years of employment. Under these plans, the liability as of December 31, 2023 and 2022 was $2.4 million and $2.5 million, respectively, and has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets.

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2023, approximately seven percent of Bio-Rad's approximately 3,370 U.S. employees were covered by a collective bargaining agreement, which will expire on November 14, 2025. Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

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

The Life Science segment develops, manufactures, and markets instruments, systems, reagents, and consumables used for biological research, biopharmaceutical production processes and food testing regimes. These products are sold to universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories.

The Clinical Diagnostics segment designs, manufactures, markets and supports test systems, informatics systems, test kits and specialized quality controls that serve clinical laboratories in the global diagnostics market. These products are primarily sold to hospital laboratories, diagnostic reference laboratories, transfusion laboratories, and physician office laboratories.

Other Operations represent a small miscellaneous operation from a prior acquisition, which was sold during 2023 with no material impact on the consolidated statements of income (loss).

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

Information regarding industry segments at December 31, 2023, 2022, and 2021 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Net sales	2023	$1,178.4	$1,489.3	$3.6
	2022	1,347.2	1,451.0	4.0
	2021	1,400.8	1,515.9	5.8

Depreciation and amortization	2023	$62.8	$83.1	$—
	2022	57.9	79.4	—
	2021	54.8	82.8	—

Operating profit (loss)	2023	$108.9	$229.6	$(0.7)
	2022	266.8	217.7	(1.9)
	2021	319.7	181.8	(1.2)

Segment assets	2023	$287.1	$493.1	$0.3
	2022	269.9	448.8	0.6
	2021	207.7	363.5	1.0

The following reconciles total operating profit to consolidated income (loss) before income taxes (in millions):

	Year Ended December 31,
	2023	2022	2021
Total operating profit	$337.8	$482.6	$500.3
Interest expense	(49.3)	(38.1)	(1.5)
Foreign currency exchange gains (losses), net	7.3	0.2	(2.7)
Gains (losses) from change in fair market value of equity securities and loan receivable	(1,252.3)	(5,193.6)	4,926.2
Other income, net	106.4	44.6	26.8
Consolidated income (loss) before income taxes	$(850.1)	$(4,704.3)	$5,449.1

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2023	2022
Total segment assets	$780.5	$719.3
Cash, short-term investments and other current assets	2,267.8	2,438.7
Property, plant and equipment, net, and operating lease right-of-use assets	723.7	679.6
Goodwill, net	413.6	406.5
Other long-term assets	8,113.5	9,257.6
Total assets	$12,299.1	$13,501.7

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$1,121.9	$1,155.5	$1,130.6
Europe	819.8	851.9	946.9
Asia	563.0	639.4	688.4
Other (primarily Canada and Latin America)	166.6	155.4	156.6
Total net sales	$2,671.3	$2,802.2	$2,922.5

The following presents Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes, by geographic region based upon the location of the asset (in millions):

	December 31,
	2023	2022
United States	$477.3	$465.7
Europe	197.0	183.7
Asia	82.7	63.8
Other (primarily Canada and Latin America)	19.1	15.6
Total Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes	$776.1	$728.8

16. RESTRUCTURING COSTS

In February 2021, we announced our strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacted our operations in EMEA and included the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from EMEA to APAC. The restructuring plan was implemented in phases and is substantially complete as of December 31, 2023. The timing of the remaining employee termination benefit payments is in accordance with statutory requirements. The adjustments to expense recorded were primarily due to changes in the estimates of employee termination benefits. From February 2021 to December 31, 2023, total restructuring-related expenses were $70.7 million.

The following table summarizes the activity of our February 2021 plan restructuring reserves (in millions):

	2023			2022
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1	$1.9	$29.7	$31.6	$5.2	$41.9	$47.1
Adjustment to expense	—	2.1	2.1	1.1	3.1	4.2
Cash payments	(1.7)	(19.4)	(21.1)	(4.1)	(12.7)	(16.8)
Foreign currency adjustments	—	0.4	0.4	(0.3)	(2.6)	(2.9)
Balances as of December 31	$0.2	$12.8	$13.0	$1.9	$29.7	$31.6

Management approved three new restructuring plans in February 2023, June 2023, and October 2023 to implement identified opportunities to further streamline and improve operating performance.

Our February 2023 plan was implemented in phases and is substantially complete as of December 31, 2023. The timing of the remaining employee termination benefit payments is in accordance with statutory requirements. From February 2023 to December 31, 2023, total restructuring-related expenses were $14.2 million, representing estimated termination benefits to employees.

The following table summarizes the activity of our February 2023 plan restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2023	$—	$—	$—
Charged to expense - employee termination benefits	2.7	11.5	14.2
Cash payments	(1.8)	(6.0)	(7.8)
Foreign currency adjustments	0.1	0.4	0.5
Balances as of December 31, 2023	$1.0	$5.9	$6.9

Our June 2023 restructuring plan is substantially complete as of December 31, 2023. The timing of the remaining employee termination benefit payments is in accordance with statutory requirements. From June 2023 to December 31, 2023, total restructuring-related expenses were $8.1 million, representing estimated termination benefits to employees.

The following table summarizes the activity of our June 2023 plan restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2023	$—	$—	$—
Charged to expense - employee termination benefits	4.0	4.1	8.1
Cash payments	(3.5)	(2.9)	(6.4)
Foreign currency adjustments	—	0.1	0.1
Balances as of December 31, 2023	$0.5	$1.3	$1.8

Our October 2023 restructuring plan is expected to be substantially complete in early 2024. From October 2023 to December 31, 2023, total restructuring-related expenses were $3.5 million, representing estimated termination benefits to employees.

The following table summarizes the activity of our October 2023 plan restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2023	$—	$—	$—
Charged to expense - employee termination benefits	2.7	0.8	3.5
Cash payments	(1.2)	(0.3)	(1.5)
Foreign currency adjustments	—	0.1	0.1
Balances as of December 31, 2023	$1.5	$0.6	$2.1

Combined, the liability of $23.8 million as of December 31, 2023 consisted of $22.9 million recorded in Accrued payroll and employee benefits and $0.9 million recorded in Other long-term liabilities in the consolidated balance sheets. Restructuring-related expense is allocated in the consolidated statements of income (loss) as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Cost of goods sold	$3.9	$1.1	$25.0
Selling, general and administrative expense	17.5	3.0	26.1
Research and development expense	6.5	0.1	13.3
Restructuring expense	$27.9	$4.2	$64.4

17. LEASES

We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 15 years, which includes our determination to exercise renewal options.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$63.4	$57.5	$53.2

Finance lease cost:
Amortization of right-to-use assets	$0.4	$0.4	$0.5
Interest on lease liabilities	0.7	0.8	0.8
Total finance lease cost	$1.1	$1.2	$1.3

Operating lease cost includes original reduction in the carrying amount of right-of-use assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the years ended December 31, 2023, 2022 and 2021. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the years ended December 31, 2023, 2022 and 2021.

Supplemental cash flow information related to leases were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41.0	$38.1	$40.7
Operating cash flows from finance leases	$0.7	$0.8	$0.8
Financing cash flows from finance leases	$0.4	$0.4	$0.5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$53.7	$21.2	$45.5
Finance leases	$—	$0.1	$—

Supplemental balance sheet information related to leases were as follows (in millions):

	December 31,
	2023	2022
Operating Leases
Operating lease right-of-use assets	$194.7	$181.0

Current operating lease liabilities	$40.4	$36.3
Operating lease liabilities	165.5	153.6
Total operating lease liabilities	$205.9	$189.9

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt and notes payable, net of current maturities.

	December 31,
	2023	2022

Finance Leases
Property, plant and equipment, gross	$11.9	$11.9
Less: accumulated depreciation and amortization	(5.9)	(5.5)
Property, plant and equipment, net	$6.0	$6.4

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	9.6	10.1
Total finance lease liabilities	$10.1	$10.6

	December 31,
	2023	2022
Weighted Average Remaining Lease Term
Operating leases - in years	7	7
Finance leases - in years	14	15

Weighted Average Discount Rate
Operating leases	3.9%	3.0%
Finance leases	6.4%	6.3%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2024	$46.6	$1.2
2025	45.1	1.1
2026	33.3	1.1
2027	25.6	1.1
2028	20.2	1.1
Thereafter	65.5	10.8
Total lease payments	236.3	16.4
Less imputed interest	(30.4)	(6.3)
Total	$205.9	$10.1

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles and other equipment with shorter terms and higher-turn over.

As of December 31, 2023, operating leases that have not commenced are not material.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables provide unaudited condensed consolidated quarterly financial data for all of the periods in the years ended December 31, 2023 and 2022.

Summarized quarterly financial data for the years ended December 31, 2023 and 2022 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Net sales	$676.8	$681.1	$632.1	$681.2
Gross profit	362.4	362.5	335.7	366.3
Net income (loss)	69.0	(1,162.3)	106.3	349.7
Basic earnings (loss) per share	2.33	(39.59)	3.65	12.15
Diluted earnings (loss) per share	2.32	(39.59)	3.64	12.14

2022
Net sales	$700.1	$691.1	$680.8	$730.3
Gross profit	402.6	395.0	372.6	397.1
Net income (loss)	(3,367.3)	(925.1)	(162.8)	827.7
Basic earnings (loss) per share	(112.50)	(31.05)	(5.48)	27.89
Diluted earnings (loss) per share	(112.50)	(31.05)	(5.48)	27.78

19. SUBSEQUENT EVENTS

On February 13, 2024, we entered into a new $200.0 million unsecured revolving credit facility with a group of financial institutions. Borrowings under the credit agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. The credit agreement requires Bio-Rad to comply with certain financial ratios and covenants, among other things. The new credit facility replaces the credit facility which expires April 2024.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our internal control over financial reporting has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Management continuously reviews disclosure controls and procedures, and internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2024 annual meeting of stockholders (the “2024 Proxy Statement”) under “Executive Officers,” “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2024 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and "Pay Ratio Disclosure.”  In addition, the information from a portion of the 2024 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2024 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2023
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	457,520	$410.50	1,531,362 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	457,520	$410.50	1,531,362

(1)Consists of the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(2)Consists of 1,112,483 shares available under the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan and 418,879 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(3)Excludes Restricted Stock Units and Performance Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2024 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is "KPMG LLP, Santa Clara, CA, Auditor Firm ID: 185"

The information required to be furnished by this item is incorporated by reference from a portion of the 2024 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

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

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3

Exhibit 32.1 is furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

3.1	Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.2	Amended and Restated Bylaws of Bio-Rad Laboratories, Inc. (2)

4.1	Description of Bio-Rad Laboratories, Inc. Class A and Class B Common Stock. (3)

4.2	Indenture, dated as of March 2, 2022, by and between Bio-Rad Laboratories, Inc. and Wilmington Trust, National Association. (4)

4.3	First Supplemental Indenture, dated as of March 2, 2022, by and between Bio-Rad Laboratories, Inc. and Wilmington Trust, National Association. (5)

4.4	Form of Global Security for the 3.300% Senior Notes due 2027. (6)

4.5	Form of Global Security for the 3.700% Senior Notes due 2032. (7)

10.1
Credit Agreement, dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., HSBC Bank USA National Association, and Mug Bank, Ltd., as co-syndication agents, and Citibank, N.A., and Wells Fargo Bank, N.A., National Association as co-documentation agents. (8)

10.1.1
Amendment No. 1 dated as of November 15, 2021 to Credit Agreement dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, and JPMorgan Chase Bank, N.A., as a lender and as administrative agent. (9)

10.1.2
Amendment No. 2 dated as of April 15, 2022 to Credit Agreement dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, and JPMorgan Chase Bank, N.A., as a lender and as administrative agent. (10)

10.1.3
Amendment No. 3 dated as of February 1, 2023 to Credit Agreement dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, and JPMorgan Chase Bank, N.A., as a lender and as administrative agent. (11)

10.1.4
Amendment No. 4 dated as of May 12, 2023 to Credit Agreement dated as of April 15, 2019, by and among Bio-Rad Laboratories, Inc., the lenders referred to therein, and JPMorgan Chase Bank, N.A., as a lender and as administrative agent. (12)

10.2
Credit Agreement, dated as of February 13, 2024, by and among Bio-Rad Laboratories, Inc., Bio-Rad Europe GmbH, Bio-Rad IHC Europe GmbH and Bio-Rad Laboratories (Singapore) Pte Ltd, the lenders referred to therein, and Wells Fargo Bank, National Association, as agent. (13)

10.3	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (14)*

10.3.1	First Amendment to the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan (15)*

10.4	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (16)*

10.5	2007 Incentive Award Plan. (17)*

10.5.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007 Incentive Award Plan. (18)*

10.5.2	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. (19)*

10.6	Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan (20)*

10.6.1	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan (21)*

10.6.2	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (22)*

10.6.3	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan (updated September 2020) (23)*

10.6.4	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (updated September 2020) (24)*

10.6.5	Performance Stock Unit Award Agreement under 2017 Incentive Award Plan. (25)*

10.7	Employment Offer Letter between the Company and Ilan Daskal dated March 15, 2019 (26)*

10.8	Employment Offer Letter between the Company and Andrew J. Last dated March 15, 2019 (27)*

10.9	Form of Indemnification Agreement. (28)

10.10	Executive Change in Control Severance Plan (29)*

21.1	Listing of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer and Principal Financial Officer Required by Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

(1)	Incorporated by reference to Exhibits to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to Bio-Rad’s Form 8-K filed on October 27, 2017.

(3)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2019.

(4)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 8-K filed on March 2, 2022

(5)	Incorporated by reference to Exhibit 4.2 to Bio-Rad’s Form 8-K filed on March 2, 2022.

(6)	Incorporated by reference to Exhibit 4.3 to Bio-Rad’s Form 8-K filed on March 2, 2022.

(7)	Incorporated by reference to Exhibit 4.4 to Bio-Rad’s Form 8-K filed on March 2, 2022.

(8)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on April 16, 2019.

(9)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on November 18, 2021.

(10)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on April 20, 2022.

(11)	Incorporated by reference to Exhibit 10.1.3 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2022.

(12)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended June 30, 2023.

(13)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on February 14, 2024.

(14)	Incorporated by reference to Exhibit 10.9 to Bio-Rad's Form 10-Q filing for the quarter ended June 30, 2011.

(15)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing for the quarter ended March 31, 2017.

(16)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 1997.

(17)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filed on July 30, 2007.

(18)	Incorporated by reference to Exhibit 10.8.1 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2009.

(19)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended March 31, 2014.

(20)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended March 31, 2017.

(21)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2017.

(22)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2017.

(23)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2020.

(24)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2020.

(25)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2022.

(26)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 8-K filed on April 2, 2019.

(27)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s 8-K filed on April 22, 2019.

(28)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q for the quarter ended June 30, 2017.

(29)	Incorporated by reference to Exhibit 10.9 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2021.

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Norman Schwartz
Norman Schwartz
President and Chief Executive Officer

Date:	February 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Norman Schwartz	Chairman of the Board, President and Chief Executive Officer, Principal Executive Officer, Principal Financial Officer	February 16, 2024
(Norman Schwartz)

/s/ Tania Devilliers	Senior Director, Corporate Controller,	February 16, 2024
(Tania Devilliers)	Interim Principal Accounting Officer

Other Directors:
/s/ Jeffrey L. Edwards	Director	February 16, 2024
(Jeffrey L. Edwards)

/s/ Gregory K. Hinckley	Director	February 16, 2024
(Gregory K. Hinckley)

/s/ Melinda Litherland	Director	February 16, 2024
(Melinda Litherland)

/s/ Arnold A. Pinkston	Director	February 16, 2024
(Arnold A. Pinkston)

/s/ Allison Schwartz	Director	February 16, 2024
(Allison Schwartz)