Form 10-Q
period 2024-03-31
BIO-RAD LABORATORIES, INC.
filed 2024-05-08
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	001-07928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
(Registrant's telephone number, including area code)
No Change
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, Par Value $0.0001 per share	BIO	New York Stock Exchange
Class B Common Stock, Par Value $0.0001 per share	BIO.B	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at May 3, 2024:	Class A -	23,445,692	Class B -	5,079,105

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2024

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS:	(Unaudited)
Cash and cash equivalents	$433,280	$403,815
Short-term investments	1,212,394	1,203,327
Restricted investments	5,560	5,560
Accounts receivable, less allowance for credit losses of $15,305 as of March 31, 2024 and $14,926 as of December 31, 2023	444,809	489,017
Inventory	783,369	780,517
Prepaid expenses	142,742	140,040
Other current assets	38,782	26,054
Total current assets	3,060,936	3,048,330
Property, plant and equipment, net	522,364	529,007
Operating lease right-of-use assets	188,918	194,730
Goodwill, net	412,817	413,569
Purchased intangibles, net	313,602	320,514
Other investments	8,018,383	7,698,070
Other assets	92,873	94,850
Total assets	$12,609,893	$12,299,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	March 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$102,750	$144,625
Accrued payroll and employee benefits	146,491	139,929
Current maturities of long-term debt and notes payable	487	486
Income and other taxes payable	33,961	35,759
Current operating lease liabilities	40,038	40,379
Other current liabilities	142,427	161,621
Total current liabilities	466,154	522,799
Long-term debt, net of current maturities	1,199,381	1,199,052
Deferred income taxes	1,540,992	1,475,495
Operating lease liabilities	159,814	165,478
Other long-term liabilities	192,418	195,113
Total liabilities	3,558,759	3,557,937

Stockholders’ equity:
Class A common stock, shares issued 25,186,769 and 25,169,944 as of March 31, 2024 and December 31, 2023, respectively; shares outstanding 23,444,836 and 23,422,506 as of March 31, 2024 and December 31, 2023, respectively	2	2
Class B common stock, shares issued and outstanding, 5,079,105 as of March 31, 2024 and 5,095,930 as of December 31, 2023, respectively	1	1
Additional paid-in capital	462,627	449,075
Class A treasury stock at cost, 1,741,933 and 1,747,438 shares as of March 31, 2024 and December 31, 2023, respectively	(630,070)	(632,536)
Retained earnings	9,644,545	9,260,629
Accumulated other comprehensive loss	(425,971)	(336,038)
Total stockholders’ equity	9,051,134	8,741,133
Total liabilities and stockholders’ equity	$12,609,893	$12,299,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Net sales	$610,820	$676,844
Cost of goods sold	284,854	314,427
Gross profit	325,966	362,417
Selling, general and administrative expense	214,883	225,553
Research and development expense	66,375	74,951
Income from operations	44,708	61,913
Interest expense	12,277	12,337
Foreign currency exchange gains, net	(1,954)	(2,347)
(Gains) losses from change in fair market value of equity securities and loan receivable	(422,177)	17,525
Other income, net	(34,516)	(50,431)
Income before income taxes	491,078	84,829
Provision for income taxes	(107,162)	(15,867)
Net income	$383,916	$68,962

Basic earnings per share:
Net income per basic share	$13.46	$2.33
Weighted average common shares - basic	28,518	29,596

Diluted earnings per share:
Net income per diluted share	$13.45	$2.32
Weighted average common shares - diluted	28,537	29,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$383,916	$68,962
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(91,668)	55,219
Foreign other post-employment benefits adjustments	1,354	33
Net unrealized holding gains on available-for-sale (AFS) investments	381	3,218
Other comprehensive income (loss)	(89,933)	58,470
Comprehensive income	$293,983	$127,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Cash received from customers	$638,324	$677,522
Cash paid to suppliers and employees	(560,316)	(552,990)
Interest paid, net	(22,425)	(22,482)
Income tax payments, net	(3,835)	(13,283)
Dividend proceeds and miscellaneous receipts, net	15,835	14,662
Proceeds from (payments for) forward foreign exchange contracts, net	2,209	(5,310)
Net cash provided by operating activities	69,792	98,119
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(40,176)	(35,725)
Proceeds from dispositions of property, plant and equipment	26	—
Payments for purchases of marketable securities and investments	(406,458)	(203,588)
Proceeds from sales of marketable securities and investments	331,463	92,751
Proceeds from maturities of marketable securities and investments	72,052	76,089
Net cash used in investing activities	(43,093)	(70,473)
Cash flows from financing activities:
Payments on long-term borrowings	(118)	(115)
Payments for debt issuance costs	(617)	—
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	5,505	4,424
Payments for purchases of treasury stock	(4,749)	—
Net cash provided by financing activities	21	4,309
Effect of foreign exchange rate changes on cash	2,663	(1,996)
Net increase in cash, cash equivalents and restricted cash	29,383	29,959
Cash, cash equivalents and restricted cash at beginning of period	404,369	434,544
Cash, cash equivalents and restricted cash at end of period	$433,752	$464,503

Reconciliation of cash, cash equivalents and restricted cash (in thousands):

	March 31,
	2024	2023
Cash and cash equivalents	$433,280	$464,136
Restricted cash included in Other current assets	51	47
Restricted cash included in Other assets	421	320
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$433,752	$464,503

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2023	$3	$449,075	$(632,536)	$9,260,629	$(336,038)	$8,741,133
Net income	—	—	—	383,916	—	383,916
Other comprehensive loss, net of tax	—	—	—	—	(89,933)	(89,933)
Stock compensation expense	—	15,262	—	—	—	15,262
Purchase of treasury stock	—	—	(4,702)	—	—	(4,702)
Reissuance of treasury stock	—	(1,710)	7,215	—	—	5,505
Excise tax on stock repurchase	—	—	(47)	—	—	(47)
Balance at March 31, 2024	$3	$462,627	$(630,070)	$9,644,545	$(425,971)	$9,051,134

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	$3	$447,454	$(263,586)	$9,898,203	$(466,822)	$9,615,252
Net income	—	—	—	68,962	—	68,962
Other comprehensive income, net of tax	—	—	—	—	58,470	58,470
Stock compensation expense	—	16,608	—	—	—	16,608
Reissuance of treasury stock	—	(660)	5,290	(206)	—	4,424
Balance at March 31, 2023	$3	$463,402	$(258,296)	$9,966,959	$(408,352)	$9,763,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries.  The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented.  All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year.  The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We enter into contracts that can include various combinations of products and services, which are generally accounted for as distinct performance obligations. A product or service is considered distinct if it is separately identifiable from other deliverables in the arrangement and if a customer can benefit from such product or service on its own or with other resources that are readily available to the customer. The transaction consideration is allocated between separate performance obligations of an arrangement based on the stand-alone selling price ("SSP") for each distinct product or service.

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

Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% of total revenue for both the three months ended March 31, 2024 and March 31, 2023. Such revenue forms part of the Net sales in our condensed consolidated statements of income.

Contract costs:

We elected a practical expedient and expense costs to obtain contracts as incurred as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income.

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended
	March 31,
	2024	2023
United States	$252.9	$297.0
EMEA	200.2	204.8
APAC	117.2	135.8
Other (primarily Canada and Latin America)	40.5	39.2
Total net sales	$610.8	$676.8

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 11).

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements, including installation services. The deferred revenue balance at March 31, 2024 and December 31, 2023 was $70.8 million and $68.3 million, respectively. The short-term deferred revenue balance at March 31, 2024 and December 31, 2023 was $55.1 million and $51.1 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income.

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Change in our warranty liability for the three months ended March 31, 2024 and 2023 were as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Balance at beginning of period	$8.4	$10.6
Provision for warranty	1.4	2.0
Actual warranty costs	(2.3)	(2.7)
Balance at end of period	$7.5	$9.9

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

Changes in our allowance for credit losses were as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Balance at beginning of period	$14.9	$15.0
Provision for expected credit losses	1.6	0.6
Write-offs charged against the allowance	(1.2)	(0.4)
Balance at end of period	$15.3	$15.2

Recent Accounting Pronouncements Issued and to be Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, “Improvements to Reportable Segment Disclosures.” The ASU includes enhanced disclosure requirements, primarily related to significant segment expenses that are regularly provided to and used by the chief operating decision maker (CODM). The amendments are to be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU includes enhanced disclosure requirements, primarily related to the rate reconciliation and income taxes paid information. The amendments are to be applied prospectively in the financial statements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our disclosures.

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will not apply before the Company's fiscal year beginning January 1, 2025. We are currently evaluating the final rule to determine its impact on our disclosures.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2024 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Time deposits	—	50.0	—	50.0
Money market funds	137.4	—	—	137.4
Total cash equivalents (a)	137.4	50.0	—	187.4
Restricted investments (b)	7.1	—	—	7.1
Equity securities (c)	7,721.7	—	—	7,721.7
Loan under the fair value option (d)	—	—	330.6	330.6
Available-for-sale investments:
Corporate debt securities	—	551.0	—	551.0
U.S. government sponsored agencies	—	281.4	—	281.4
Foreign government obligations	—	3.8	—	3.8
Municipal obligations	—	9.5	—	9.5
Asset-backed securities	—	293.3	—	293.3
Total available-for-sale investments (e)	—	1,139.0	—	1,139.0
Forward foreign exchange contracts (f)	—	2.3	—	2.3
Total financial assets carried at fair value	$7,866.2	$1,191.3	$330.6	$9,388.1

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$1.3	$—	$1.3
Contingent consideration (h)	—	—	17.7	17.7
Total financial liabilities carried at fair value	$—	$1.3	$17.7	$19.0

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2023 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$12.5	$—	$12.5
Time deposits	—	36.6	—	36.6
U.S. government sponsored agencies	—	7.0	—	7.0
Money market funds	28.0	—	—	28.0
Total cash equivalents (a)	28.0	56.1	—	84.1
Restricted investments (b)	7.1	—	—	7.1
Equity securities (c)	7,399.3	—	—	7,399.3
Loan under the fair value option (d)	—	—	325.7	325.7
Available-for-sale investments:
Corporate debt securities	—	531.6	—	531.6
U.S. government sponsored agencies	—	255.9	—	255.9
Foreign government obligations	—	12.7	—	12.7
Municipal obligations	—	12.1	—	12.1
Asset-backed securities	—	323.7	—	323.7
Total available-for-sale investments (e)	—	1,136.0	—	1,136.0
Forward foreign exchange contracts (f)	—	4.1	—	4.1
Total financial assets carried at fair value	$7,434.4	$1,196.2	$325.7	$8,956.3

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$11.7	$—	$11.7
Contingent consideration (h)	—	—	17.5	17.5
Total financial liabilities carried at fair value	$—	$11.7	$17.5	$29.2

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2024	December 31, 2023
Restricted investments	$5.6	$5.6
Other investments	1.5	1.5
Total	$7.1	$7.1

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2024	December 31, 2023
Short-term investments	$73.3	$67.2
Other investments	7,648.4	7,332.1
Total	$7,721.7	$7,399.3

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

(h) Contingent considerations in a liability position are included in Other long-term liabilities in the condensed consolidated balance sheets. The changes in the fair value of contingent consideration included in Research and development expense amounted to $0.2 million in the consolidated statements of income for the three months ended March 31, 2024. No conditions triggering payment of the contingent consideration were met as of March 31, 2024.

Level 1 Fair Value Measurements

As of March 31, 2024, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 27% of the preference shares of Sartorius as of March 31, 2024. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The change in fair market value of our investment in Sartorius for the three months ended March 31, 2024 was a gain of $402.3 million, and is recorded in our condensed consolidated statements of income.

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of March 31, 2024 and December 31, 2023, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$553.3	$0.8	$(3.1)	$551.0
Municipal obligations	9.6	—	(0.1)	9.5
Asset-backed securities	294.4	0.6	(1.7)	293.3
U.S. government sponsored agencies	283.5	0.1	(2.2)	281.4
Foreign government obligations	3.8	—	—	3.8
	$1,144.6	$1.5	$(7.1)	$1,139.0

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2024 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$272.1	$270.3
Mature in one to five years	724.7	721.7
Mature in more than five years	147.8	147.0
Total	$1,144.6	$1,139.0

Available-for-sale investments consist of the following (in millions):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$534.1	$0.8	$(3.3)	$531.6
Municipal obligations	12.2	—	(0.1)	12.1
Asset-backed securities	325.7	0.7	(2.7)	323.7
U.S. government sponsored agencies	257.4	0.1	(1.6)	255.9
Foreign government obligations	12.8	—	(0.1)	12.7
Total	$1,142.2	$1.6	$(7.8)	$1,136.0

As of March 31, 2024, there were no significant continuous unrealized losses greater than 12 months.

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

At March 31, 2024, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of March 31, 2024.
Included in Other current assets are $14.8 million and $11.9 million of interest receivable as of March 31, 2024 and December 31, 2023, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the three months ended March 31, 2024, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts.  As a result, these contracts, generally with maturity dates of 90 days or less, are recorded at their fair value at each balance sheet date. The notional amounts provide one measure of foreign exchange exposures as of March 31, 2024 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates and forward points from Refinitiv on the last business day of the quarter. The resulting gains or losses from foreign exchange contracts offset gains or losses from foreign currency remeasurement of the related receivables and payables, both of which are included in Foreign currency exchange gains, net in the condensed consolidated statements of income.

The following is a summary of our forward foreign currency exchange contracts (in millions):

Contracts maturing in April through June 2024 to sell foreign currency:	March 31, 2024
Notional value	$673.7
Unrealized loss	$0.8
Contracts maturing in April through June 2024 to purchase foreign currency:
Notional value	$65.1
Unrealized gain	$0.1

Included in Other investments in the condensed consolidated balance sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying value of these investments was $6.5 million as of March 31, 2024 and December 31, 2023.

Also included in Other investments in the condensed consolidated balance sheet are our equity method investments, for which our share of the equity method investees earnings is included in Other income, net in our condensed consolidated statements of income. The carrying value of these investments, net of impairments, was $31.3 million and $32.3 million as of March 31, 2024 and December 31, 2023, respectively.

The carrying value and fair value of our long-term debt were as follows (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,189.9	$1,097.2	$1,189.5	$1,102.5
Other long-term debt	9.5	9.5	9.6	9.6
Total	$1,199.4	$1,106.7	$1,199.1	$1,112.1

The fair value of our long-term debt was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements.

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II Gmbh ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (“Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our condensed consolidated statements of income. The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the three months ended March 31, 2024 was a gain of $12.3 million, which includes a $8.8 million gain from change in fair market value of the Loan and a $3.5 million gain from change in fair market value of the value appreciation right. The increase in the fair market value of the value appreciation right was due to an increase in the value of the Sartorius ordinary shares. As of March 31, 2024, the €400 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2023	$325.7
Net increase in estimated fair market value of the loan included in Gains (losses) in fair market value of equity securities and loan receivable	$12.3
Foreign currency exchange gains (losses), net	$(7.4)
March 31, 2024	$330.6

3. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment are as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2024:
Goodwill	$333.3	$415.5	$748.8
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	122.1	413.6

Foreign currency adjustments	—	(0.8)	(0.8)
Period increase, net	—	(0.8)	(0.8)

Balances as of March 31, 2024:
Goodwill	333.3	414.7	748.0
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$291.5	$121.3	$412.8

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	March 31, 2024
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.1	$105.7	$(96.8)	$8.9
Know how	1.5	166.9	(160.2)	6.7
Developed product technology	11.9	216.9	(134.5)	82.4
Licenses	4.7	59.0	(43.1)	15.9
Tradenames	5.3	6.0	(4.6)	1.4
Covenants not to compete	2.0	6.5	(5.1)	1.4
Total finite-lived intangible assets		561.0	(444.3)	116.7
In-process research and development		196.9	—	196.9
Total purchased intangible assets		$757.9	$(444.3)	$313.6

	December 31, 2023
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.2	$108.7	$(98.9)	$9.8
Know how	1.8	168.9	(161.1)	7.8
Developed product technology	12.0	217.8	(132.9)	84.9
Licenses	4.9	59.2	(42.4)	16.8
Tradenames	5.6	6.1	(4.7)	1.4
Covenants not to compete	2.3	6.4	(4.8)	1.6
Total finite-lived intangible assets		567.1	(444.8)	122.3
In-process research and development		198.2	—	198.2
Total purchased intangible assets		$765.3	$(444.8)	$320.5

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Amortization expense	$5.5	$6.0

4. INVENTORY

Following are the components of Inventory at March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	December 31, 2023
Inventory:
Raw materials	$226.1	$231.6
Work in process	250.4	246.0
Finished goods	306.9	302.9
Total Inventory	$783.4	$780.5

5. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Net income	$383.9	$69.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.1	35.6
Reduction in the carrying amount of right-of-use assets	10.7	10.0
Share-based compensation	15.3	16.6
(Gains) losses from change in fair market value of equity securities and loan receivable	(422.2)	17.5
Payments for operating lease liabilities	(10.9)	(9.9)
(Increase) decrease in accounts receivable	37.4	(1.4)
Increase in inventories	(8.8)	(30.1)
Increase in other current assets	(26.3)	(16.0)
Increase (decrease) in accounts payable and other current liabilities	(44.4)	8.2
Increase in income taxes payable	12.3	10.4
Increase (decrease) in deferred income taxes	84.2	(13.9)
Increase (decrease) in other long-term liabilities	(0.4)	2.5
Other	1.9	(0.4)
Net cash provided by operating activities	$69.8	$98.1

Non-cash investing activities:
Purchased property, plant and equipment	$3.5	$8.4
Purchased marketable securities and investments	$2.3	$6.3

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2024	December 31, 2023
3.3%, Senior Notes due 2027	$400.0	$400.0
3.7%, Senior Notes due 2032	800.0	800.0
Less unamortized discounts and debt issuance costs	(10.1)	(10.5)
Long-term debt less unamortized discounts and debt issuance costs	1,189.9	1,189.5
Finance leases and other debt	10.0	10.1
Less current maturities	(0.5)	(0.5)
Long-term debt	$1,199.4	$1,199.1

On February 13, 2024, we entered into a new $200.0 million unsecured revolving credit agreement ("Revolving Credit Agreement") with a group of financial institutions. The Revolving Credit Agreement replaced the Company's previous credit agreement, dated as of April 15, 2019. Borrowings under the Revolving Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. The Revolving Credit Agreement requires Bio-Rad to comply with certain financial ratios and other customary covenants and provisions. The Revolving Credit Agreement matures on February 13, 2029. As of March 31, 2024, no borrowings were outstanding under the Revolving Credit Agreement, although available capacity was reduced by immaterial outstanding letters of credit. We were in compliance with the covenants for the Revolving Credit Agreement during the three months ended March 31, 2024.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2024:	$(334.1)	$(2.8)	$0.9	$(336.0)
Other comprehensive income (loss), before reclassifications	(92.1)	0.3	0.3	(91.5)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(0.1)	0.2	0.1
Income tax effects	0.3	1.2	(0.1)	1.4
Other comprehensive income (loss), net of income taxes	(91.8)	1.4	0.4	(90.0)
Balances as of March 31, 2024:	$(425.9)	$(1.4)	$1.3	$(426.0)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2023:	$(466.5)	$10.0	$(10.3)	$(466.8)
Other comprehensive income, before reclassifications	55.4	0.1	4.0	59.5
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(0.1)	0.2	0.1
Income tax effects	(0.2)	0.1	(1.0)	(1.1)
Other comprehensive income, net of income taxes	55.2	0.1	3.2	58.5
Balances as of March 31, 2023:	$(411.3)	$10.1	$(7.1)	$(408.3)

All amounts reclassified out of accumulated other comprehensive income (loss) were reclassified into other income, net in the condensed consolidated statements of income. The reclassification adjustments are calculated using the specific identification method.

The impact to income (loss) before income taxes for amounts reclassified out of accumulated other comprehensive income (loss) into other income, net in the condensed consolidated statements of income were as follows (in millions):

	Three Months Ended
	March 31,
Components of comprehensive income (loss)	2024	2023
Amortization of foreign other post-employment benefit items	$(0.1)	$(0.1)
Net holding gains on equity securities and available-for-sale investments	$0.2	$0.2

8. EARNINGS PER SHARE

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

We compute net income per share of Class A Common Stock (Class A) and Class B Common Stock (Class B) using the two-class method required for participating securities. Our participating securities include Class A and Class B. Each share of Class A and Class B participates equally in earnings and losses, but may not participate equally in dividend distributions. No dividends were distributed or declared during any of the periods presented. Earnings is attributable equally to each share of Class A and Class B common stock and is determined based on the weighted average number of the respective class of common stock outstanding for the three months ended March 31, 2024 and 2023.

Accordingly, basic earnings per share is computed by dividing net income attributable to Bio-Rad by the weighted average number of common shares outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as stock options, restricted stock and performance stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding. Potential common shares are excluded from the diluted earnings per share calculation if the effect of including such securities would be anti-dilutive.

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Basic weighted average shares outstanding	28,518	29,596
Effect of potentially dilutive stock options, restricted stock and performance stock awards	19	151
Diluted weighted average common shares outstanding	28,537	29,747
Anti-dilutive shares	351	94

9. OTHER INCOME, NET

Other income, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2024	2023
Interest and investment income	$(34.0)	$(50.3)
Net realized losses on investments	0.2	0.7
Other income	(0.7)	(0.8)
Other income, net	$(34.5)	$(50.4)

10. INCOME TAXES

Our effective income tax rate was 21.8% and 18.7% for the three months ended March 31, 2024 and 2023, respectively.

The realization of deferred tax assets are dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our federal, state and foreign deferred tax assets will not be realized as of March 31, 2024, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our federal, state and foreign deferred tax assets decreased by $1.3 million for the period ended March 31, 2024 compared to the year ended December 31, 2023.

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

Our gross unrecognized tax benefits were $86.1 million and $84.7 million as of March 31, 2024 and December 31, 2023, respectively. The increase in our gross unrecognized tax benefits is primarily attributable to an increase of uncertain tax accruals in various jurisdictions.

As of March 31, 2024, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $17.2 million. Substantially all such amounts will impact our effective income tax rate if recognized.

11. SEGMENT INFORMATION

Information regarding net sales and operating profit (loss) for the three months ended March 31, 2024 and 2023 are as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Net sales	2024	$241.7	$368.6	$0.5
	2023	$323.6	$352.1	$1.1

Operating profit (loss)	2024	$(8.2)	$53.1	$(0.2)
	2023	$35.7	$26.3	$(0.1)

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. Our chief operating decision maker ("CODM") views all operating expenses and corporate overhead as directly supporting the strategies of our segments, and these costs are fully allocated to our reportable segments.

The following reconciles total operating profit to consolidated income before income taxes (in millions):

	Three Months Ended
	March 31,
	2024	2023
Operating profit	$44.7	$61.9
Interest expense	(12.3)	(12.3)
Foreign currency exchange gains, net	2.0	2.3
Gains (losses) from change in fair market value of equity securities and loan receivable	422.2	(17.5)
Other income, net	34.5	50.4
Consolidated income before income taxes	$491.1	$84.8

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

13. RESTRUCTURING COSTS

In February 2021, we announced a strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacted our operations in EMEA and included the elimination of certain positions, the consolidation of certain functions, and the relocation of certain manufacturing operations from EMEA to APAC. The restructuring plan was implemented in phases and is substantially complete as of March 31, 2024. The timing of the remaining employee termination benefit payments is in accordance with statutory requirements. The adjustments to expense recorded were primarily due to changes in the estimates of employee termination benefits. From February 2021 to March 31, 2024, total restructuring-related expenses were $71.8 million.

The following table summarizes the activity of our February 2021 plan accrued restructuring reserve (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2024:	$0.2	$12.8	$13.0
Adjustment to expense	0.1	1.0	1.1
Cash payments	—	(3.2)	(3.2)
Foreign currency adjustments	—	(0.3)	(0.3)
Balances as of March 31, 2024:	$0.3	$10.3	$10.6

During the fiscal year ended December 31, 2023, and continuing into the quarter ended March 31, 2024, management approved a restructuring action to further streamline and improve operating performance. The restructuring plan was approved and implemented in phases. The plan is expected to be substantially completed by the end of 2024.

During the three months ended March 31, 2024, a new phase of the restructuring plan was approved resulting in restructuring expenses of $5.3 million, representing estimated termination benefits to employees. The adjustments to expense recorded were primarily due to changes in the estimates of employee termination benefits on previously approved phases. The timing of the remaining employee termination benefit payments is in accordance with statutory requirements. Excluded from the accrued restructuring plan reserves are $1.6 million of restructuring expense related to the facility closure costs impacting the Life Science segment. From February 2023 to March 31, 2024, total restructuring-related expenses were $31.8 million, primarily representing estimated termination benefits to employees.

The following table summarizes the activity of our 2023 accrued restructuring plan reserve (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2024:	$3.0	$7.8	$10.8
Charged to expense - employee termination benefits	2.1	3.2	5.3
Adjustment to expense	(0.3)	(0.6)	(0.9)
Cash payments	(2.4)	(4.6)	(7.0)
Foreign currency adjustments	—	(0.2)	(0.2)
Balances as of March 31, 2024:	$2.4	$5.6	$8.0

Combined, the accrued restructuring plan reserve of $18.7 million as of March 31, 2024 was recorded in Accrued payroll and employee benefits in the condensed consolidated balance sheets. The amounts reflected in Cost of goods sold, Selling, general and administrative expense and Research and development expense for the three months ended March 31, 2024 were $0.5 million, $4.4 million and $2.2 million, respectively, in the condensed consolidated statements of income.

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

The components of lease expense were as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$18.1	$15.8

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$0.3	$0.3

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the three months ended March 31, 2024 and 2023. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the three months ended March 31, 2024 and 2023.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.9	$9.9
Operating cash flows from finance leases	$0.2	$0.2
Financing cash flows from finance leases	$0.1	$0.1

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$7.6	$2.2

Supplemental balance sheet information related to leases was as follows (in millions):

	March 31, 2024	December 31, 2023

Operating Leases
Operating lease right-of-use assets	$188.9	$194.7

Current operating lease liabilities	$40.0	$40.4
Operating lease liabilities	159.8	165.5
Total operating lease liabilities	$199.8	$205.9

Finance leases are included in Property, plant and equipment, Current maturities of long-term debt, and Long-term debt and notes payable, net of current maturities (in millions):

	March 31, 2024	December 31, 2023

Finance Leases
Property, plant and equipment, gross	$11.8	$11.9
Less: accumulated depreciation and amortization	(5.9)	(5.9)
Property, plant and equipment, net	$5.9	$6.0

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	9.5	9.6
Total finance lease liabilities	$10.0	$10.1

	March 31, 2024	December 31, 2023

Weighted Average Remaining Lease Term
Operating leases - in years	7	7
Finance leases - in years	14	14

Weighted Average Discount Rate
Operating leases	4.0%	3.9%
Finance leases	6.4%	6.4%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2024 (excluding the three months ended March 31, 2024)	$34.1	$1.2
2025	46.2	1.1
2026	34.7	1.1
2027	27.1	1.1
2028	21.5	1.1
Thereafter	65.4	10.5
Total lease payments	229.0	16.1
Less imputed interest	(29.2)	(6.1)
Total	$199.8	$10.0

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher turn-over.

As of March 31, 2024, operating leases that have not commenced are not material.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2023 and the condensed consolidated financial statements for the three months ended March 31, 2024.

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

We rely on the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control social spending by many governments limits opportunities for growth. Approximately 41% of our year-to-date 2024 consolidated net sales are derived from the United States and approximately 59% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

We are impacted by ongoing global economic conditions and our business continued to be negatively impacted by the recent economic constraints in China and the ongoing challenges impacting the biopharma market and small biotech companies. We expect that these conditions will continue to impact our business in 2024.

Results of Operations

The following table shows cost of goods sold, gross profit, components of operating expense, (gains) losses from change in fair market value of equity securities and loan receivable, and net income as a percentage of net sales:

	Three Months Ended
	March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of goods sold	46.6	46.5
Gross profit	53.4	53.5
Selling, general and administrative expense	35.2	33.3
Research and development expense	10.9	11.1
(Gains) losses from change in fair market value of equity securities and loan receivable	(69.1)	2.6
Net income	62.9	10.2

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  Management believes that there have been no significant changes during the three months ended March 31, 2024 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

There have been no substantial changes in our significant accounting policies during the three months ended March 31, 2024, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Three Months Ended March 31, 2024 Compared to
Three Months Ended March 31, 2023

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the first quarter of 2024 were $610.8 million compared to $676.8 million in the first quarter of 2023, a decrease of 9.8%.  On a currency neutral basis, first quarter 2024 sales decreased by approximately 9.6% compared to the same period in 2023. The decrease in net sales was driven by lower sales in our Life Science segment.
The Life Science segment sales for the first quarter of 2024 were $241.7 million, a decrease of 25.3% compared to the same period last year.  On a currency neutral basis, sales decreased 25.2% compared to the first quarter in 2023, driven broadly by ongoing weakness in the biotech and biopharma end-markets and the economic environment in China. The currency neutral sales decrease impacted all regions.

The Clinical Diagnostics segment sales for the first quarter of 2024 were $368.6 million, an increase of 4.7% compared to the same period last year.  On a currency neutral basis, sales increased 4.8% compared to the first quarter in 2023. The currency neutral sales increase was primarily driven by an increased demand for quality controls, blood typing, and diabetes. Currency neutral sales increased across all regions.

Consolidated gross margin was 53.4% for the first quarter of 2024 compared to 53.5% for the first quarter of 2023. Gross margin for the Life Science segment for the first quarter of 2024 decreased by approximately 3.5 percentage points from the same period last year. The decrease in gross margin was primarily driven by lower sales volume, product mix and higher material costs, partially offset by cost control measures. Gross margin for the Clinical Diagnostics segment for the first quarter of 2024 increased by approximately 3.1 percentage points from the same period last year. The increase in gross margin was primarily driven by favorable product mix and cost control measures, partially offset by higher material costs.

Selling, general and administrative (SG&A) expense for the first quarter of 2024 was $214.9 million or 35.2% of sales, compared to $225.6 million, or 33.3% of sales for the first quarter of 2023. The decrease in SG&A expense was primarily due to lower employee-related expenses, lower restructuring costs, and a reduction in discretionary spending.

Research and development (R&D) expense for the first quarter of 2024 was $66.4 million or 10.9% of sales, compared to $75.0 million or 11.1% of sales in the first quarter of 2023. The decrease in R&D expense was primarily due to lower employee-related expenses and lower restructuring costs.

Results of Operations – Non-operating

Interest expense was $12.3 million for both the first quarter of 2024 and 2023, which primarily consist of interest expense related to the $1.2 billion Senior Notes.

Foreign currency exchange gains, net consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk.  Foreign currency exchange gains, net was $2.0 million for the first quarter of 2024 compared to foreign currency exchange gains, net of $2.3 million for the first quarter of 2023. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable was a gain of $422.2 million and a loss of $17.5 million for the first quarter of 2024 and 2023, respectively. The change in the fair market value primarily resulted from the recognition of holding gains of $402.3 million in the first quarter of 2024 compared to holding losses of $20.1 million in the first quarter of 2023 on our position in Sartorius AG. In addition, gains from the change in fair value of our loan receivable of $12.3 million in the first quarter of 2024 compared to a loss of $2.2 million in the first quarter of 2023 contributed to the change.

Other income, net for the first quarter of 2024 was $34.5 million compared to $50.4 million for the first quarter of 2023. The difference in other income, net of $15.9 million was primarily attributable to lower dividend income from Sartorius AG.

Our effective income tax rate was 21.8% and 18.7% for the first quarter of 2024 and 2023, respectively. The effective tax rate reported in the first quarter of 2024 was primarily affected by an unrealized gain in equity securities and the effective tax rate reported in the first quarter of 2023 was primarily affected by an unrealized loss in equity securities. The difference in the rate is primarily driven by geographical mix of earnings.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade.  Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world.  Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price.  Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes.  In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Revolving Credit Agreement that we entered into in February 2024, and to a lesser extent international lines of credit.  Borrowings under the Revolving Credit Agreement are available on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Revolving Credit Agreement as of March 31, 2024, however, an immaterial amount was utilized for domestic standby letters of credit that reduced our borrowing availability. As of March 31, 2024, our short-term investments include the net cash proceeds from the sale of Senior Notes of $1.186 billion. Interest is payable semiannually in arrears on May 15 and September 15 of each year. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

At March 31, 2024, we had available $1.65 billion in cash, cash equivalents and short-term investments, of which approximately 16% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws, and there are no substantial incremental costs.

Cash Flows from Operations

Net cash provided by operations was $69.8 million and $98.1 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in operating cash flows was primarily due to lower cash received from customers and higher cash paid to suppliers and employees, partially offset by lower income tax paid and higher proceeds from foreign exchange contracts.

Cash Flows from Investing Activities

Net cash used in investing activities was $43.1 million and $70.5 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in cash used in investing activities was primarily due to the timing of our purchases, maturities and sales of marketable securities and investments, partially offset by higher capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.0 million and $4.3 million for the three months ended March 31, 2024, and 2023, respectively. The decrease in net cash provided by financing activities was primarily attributable to higher payments for purchases of treasury stock, partially offset by higher proceeds from reissuance of treasury stock.

Treasury Shares

During the first quarter of 2024, 19,755 shares of Class A treasury stock with an aggregate total cost of $7.2 million were reissued to fulfill grants to employees under our restricted stock program and our Employee Stock Purchase Program. Upon reissuing the Class A treasury stock, Additional paid-in-capital was reduced by $1.7 million from share reissuance activity during the quarter.

During the first quarter of 2024, we repurchased 14,250 shares of Class A common stock for $4.7 million under our 2023 Share Repurchase Program. We designated these repurchased shares as treasury stock. As of March 31, 2024, $274.0 million remained available for repurchases under the 2023 Share Repurchase Program.

During the first quarter of 2023, 12,853 shares of Class A treasury stock with an aggregate total cost of $5.3 million were reissued to fulfill grants to employees under our restricted stock program and our Employee Stock Purchase Program. Upon reissuing the Class A treasury stock, Additional paid-in-capital was reduced by $0.7 million from share reissuance activity during the quarter.

No shares were repurchased during the first quarter of 2023.

Recent Accounting Pronouncements Adopted

We did not adopt any new accounting pronouncements during the three months ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2024, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating our business and whether to invest in any of our securities, you should carefully read the following risk factors in addition to the other information contained in this report. We believe that any of the following risks (some of which have occurred and any of which may occur in the future) could have a material effect on our business, results of operations or financial condition, our industry or the trading price of our common stock. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. We cannot predict these new risks and uncertainties, nor can we assess the extent to which any such new risks and uncertainties or the extent to which the risks and uncertainties set forth below may adversely affect our business, results of operations, financial condition, our industry, the value of our equity holdings, or the trading price of our common stock. Please carefully consider the following discussion of significant factors, events and uncertainties that make an investment in our securities risky and provide important information for the understanding of the “forward-looking” statements discussed in this report. Additional or unforeseen effects from the global economic climate may give rise to or amplify many of these risks discussed below.

Business, Economic, Legal and Industry Risks

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the three months ended March 31, 2024 our foreign entities generated 59% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, unfair competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.

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

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products in numerous manufacturing facilities around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. The COVID-19 pandemic created delays and shortages in the supply of components and raw materials. These shortages, along with challenges in ramping up new production facilities, caused a backlog of sales orders, some of which we consider to be significant, and delays in certain new product development activities. Some of the backlog of sales orders continued into 2023 but has now moderated to a more typical level. We have experienced raw material cost increases, some of which will likely continue. In addition, due to the regulatory environment in which we operate, we may need to cease use of certain essential components and materials and be unable to establish acceptable replacement sources for such components or materials. When our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner is adversely affected, which affects our ability to sell our products. See also our risk factor regarding the COVID-19 pandemic below.

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

We made significant changes to our organizational structure over the past few years, including the reorganization of aspects of our European operations that was announced in February 2021 and additional restructurings approved in 2023 and 2024. These changes may have unintended consequences, such as distraction of our management and employees, labor unrest, business disruption, disruption of supply, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

The FDA has issued a final rule applicable to certain clinical diagnostic products referred to as laboratory developed tests. This change in the FDA approach could negatively impact our customers who use our Life Science products for laboratory developed tests.

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

Our products are very technical in nature, and we operate in a complex and competitive business environment. In general, only highly qualified and well-trained scientists, technicians and other specialized individuals have the necessary skills to develop, market and sell our products, and many of our manufacturing positions require very specialized knowledge and skills. In addition, the global nature of our business also requires that we have sophisticated and experienced staff to comply with increasingly complex international laws and regulations. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout our industry. If we do not offer competitive compensation and benefits, we may fail to retain or attract a sufficient number of qualified personnel, which could impair our ability to properly run our business. Further, our ability to successfully execute organizational changes, including management transitions within our senior leadership team, are critical to our business success. If we are not able to fully integrate new executives, these changes could impact our ability to successfully execute our business strategy, which could adversely affect our business, results of operations and financial condition.

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

We have substantial debt and have the ability to incur additional debt. As of March 31, 2024, we had approximately $1.2 billion of outstanding long-term indebtedness, primarily consisting of the 3.300% Senior Notes due in March 2027 and the 3.700% Senior Notes due in March 2032 as further discussed in Note 6 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which was utilized for domestic standby letters of credit as of March 31, 2024. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2024, $274.0 million of stock remained available for repurchases under the Company's 2023 Share Repurchase Program, which was authorized by the Board of Directors in July 2023. Repurchases under the 2023 Share Repurchase Program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2024	—	$—	—	$278.7
February 1 to February 29, 2024	—	$—	—	$278.7
March 1 to March 31, 2024	14,250	$329.98	14,250	$274.0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 8, 2024	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board,
President and Chief Executive Officer

Date:	May 8, 2024	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju, Executive Vice President,
Chief Financial Officer