Form 10-Q
period 2024-09-30
BIO-RAD LABORATORIES, INC.
filed 2024-10-31
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to __________

Commission file number	001-07928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		94-1381833
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒
.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at October 28, 2024:	Class A -	22,921,856	Class B -	5,074,909

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2024

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS:	(Unaudited)
Cash and cash equivalents	$410,377	$403,815
Short-term investments	1,212,081	1,203,327
Restricted investments	5,560	5,560
Accounts receivable, less allowance for credit losses of $12,139 as of September 30, 2024 and $14,926 as of December 31, 2023	461,940	489,017
Inventory	804,276	780,517
Prepaid expenses	133,228	140,040
Other current assets	28,158	26,054
Total current assets	3,055,620	3,048,330
Property, plant and equipment, net	545,304	529,007
Operating lease right-of-use assets	173,866	194,730
Goodwill, net	415,100	413,569
Purchased intangibles, net	307,325	320,514
Other investments	6,002,635	7,698,070
Other assets	103,622	94,850
Total assets	$10,603,472	$12,299,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In thousands, except share data)

	September 30, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Accounts payable	$122,185	$144,625
Accrued payroll and employee benefits	146,024	139,929
Current maturities of long-term debt and notes payable	1,262	486
Income and other taxes payable	43,625	35,759
Current operating lease liabilities	42,834	40,379
Other current liabilities	142,013	161,621
Total current liabilities	497,943	522,799
Long-term debt, net of current maturities	1,200,062	1,199,052
Deferred income taxes	1,076,058	1,475,495
Operating lease liabilities	143,919	165,478
Other long-term liabilities	197,631	195,113
Total liabilities	3,115,613	3,557,937

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, shares issued 25,190,963 and 25,169,944 as of September 30, 2024 and December 31, 2023, respectively; shares outstanding 22,920,768 and 23,422,506 as of September 30, 2024 and December 31, 2023, respectively	2	2
Class B common stock, shares issued and outstanding, 5,074,909 as of September 30, 2024 and 5,095,930 as of December 31, 2023, respectively	1	1
Additional paid-in capital	448,329	449,075
Class A treasury stock at cost, 2,270,195 and 1,747,438 shares as of September 30, 2024 and December 31, 2023, respectively	(777,430)	(632,536)
Retained earnings	8,132,231	9,260,629
Accumulated other comprehensive loss	(315,274)	(336,038)
Total stockholders’ equity	7,487,859	8,741,133
Total liabilities and stockholders’ equity	$10,603,472	$12,299,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net sales	$649,729	$632,124	$1,899,025	$1,990,078
Cost of goods sold	293,826	296,441	862,037	929,495
Gross profit	355,903	335,683	1,036,988	1,060,583
Selling, general and administrative expense	200,440	201,199	610,042	634,576
Research and development expense	90,997	43,535	216,276	183,528
Income from operations	64,466	90,949	210,670	242,479
Interest expense	12,174	12,398	36,715	37,078
Foreign currency exchange (gains) losses, net	1,641	(1,680)	(2,012)	(5,280)
(Gains) losses from change in fair market value of equity securities and loan receivable	(792,888)	(36,425)	1,680,290	1,576,542
Other income, net	(18,081)	(20,446)	(70,740)	(87,365)
Income (loss) before income taxes	861,620	137,102	(1,433,583)	(1,278,496)
(Provision for) benefit from income taxes	(208,448)	(30,845)	305,185	291,464
Net income (loss)	$653,172	$106,257	$(1,128,398)	$(987,032)

Basic earnings (loss) loss per share:
Net income (loss) per share	$23.37	$3.65	$(39.89)	$(33.63)
Weighted average common shares	27,949	29,102	28,286	29,349

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$23.34	$3.64	$(39.89)	$(33.63)
Weighted average common shares - diluted	27,985	29,223	28,286	29,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$653,172	$106,257	$(1,128,398)	$(987,032)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	122,932	(126,165)	6,570	(34,342)
Foreign other post-employment benefits adjustments	(69)	(342)	815	(72)
Net unrealized holding gains on available-for-sale investments	13,225	1,808	13,379	3,675
Other comprehensive income (loss)	136,088	(124,699)	20,764	(30,739)
Comprehensive income (loss)	$789,260	$(18,442)	$(1,107,634)	$(1,017,771)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Cash received from customers	$1,920,985	$2,007,482
Cash paid to suppliers and employees	(1,531,330)	(1,722,173)
Interest paid, net	(45,628)	(46,394)
Income tax payments, net	(75,710)	(40,966)
Dividend proceeds and miscellaneous receipts, net	67,193	81,828
Proceeds from (payments for) forward foreign exchange contracts, net	(4,462)	14,119
Net cash provided by operating activities	331,048	293,896
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(122,686)	(114,435)
Proceeds from dispositions of property, plant and equipment	149	104
Payments for acquired in-process research and development	(23,410)	—
Payments for purchases of marketable securities and investments	(1,053,660)	(537,540)
Proceeds from sales of marketable securities and investments	900,493	339,033
Proceeds from maturities of marketable securities and investments	169,458	260,849
Net cash used in investing activities	(129,656)	(51,989)
Cash flows from financing activities:
Payments on long-term debt	(359)	(349)
Payments for debt issuance costs	(617)	—
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	15,290	14,168
Tax payments from net share settlement	(3,280)	(10,118)
Payments for purchases of treasury stock	(203,586)	(228,728)
Net cash used in financing activities	(192,552)	(225,027)
Effect of foreign exchange rate changes on cash	(1,021)	6,891
Net increase in cash, cash equivalents and restricted cash	7,819	23,771
Cash, cash equivalents and restricted cash at beginning of period	404,369	434,544
Cash, cash equivalents and restricted cash at end of period	$412,188	$458,315

Reconciliation of cash, cash equivalents and restricted cash (in thousands):

	September 30,
	2024	2023
Cash and cash equivalents	$410,377	$457,850
Restricted cash included in Other current assets	1,376	79
Restricted cash included in Other assets	435	386
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$412,188	$458,315

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2023	$3	$449,075	$(632,536)	$9,260,629	$(336,038)	$8,741,133
Net income	—	—	—	383,916	—	383,916
Other comprehensive loss, net of tax	—	—	—	—	(89,933)	(89,933)
Share-based compensation expense	—	15,262	—	—	—	15,262
Purchase of treasury stock	—	—	(4,702)	—	—	(4,702)
Reissuance of treasury stock	—	(1,710)	7,215	—	—	5,505
Excise tax on stock repurchase	—	—	(47)	—	—	(47)
Balance at March 31, 2024	$3	$462,627	$(630,070)	$9,644,545	$(425,971)	$9,051,134
Net loss	—	—	—	(2,165,486)	—	(2,165,486)
Other comprehensive loss, net of tax	—	—	—	—	(25,391)	(25,391)
Share-based compensation expense	—	14,999	—	—	—	14,999
Purchase of treasury stock	—	—	(100,000)	—	—	(100,000)
Reissuance of treasury stock	—	(2,745)	7,428	—	—	4,683
Shares withheld related to net share settlement of equity awards	—	(152)	—	—	—	(152)
Excise tax on stock repurchase	—	—	(1,000)	—	—	$(1,000)
Balance at June 30, 2024	$3	$474,729	$(723,642)	$7,479,059	$(451,362)	$6,778,787
Net income	—	—	—	653,172	—	653,172
Other comprehensive income, net of tax	—	—	—	—	136,088	136,088
Share-based compensation expense	—	15,675	—	—	—	15,675
Purchase of treasury stock	—	—	(96,868)	—	—	(96,868)
Reissuance of treasury stock	—	(38,947)	44,049	—	—	5,102
Shares withheld related to net share settlement of equity awards	—	(3,128)	—	—	—	(3,128)
Excise tax on stock repurchase	—	—	(969)	—	—	$(969)
Balance at September 30, 2024	$3	$448,329	$(777,430)	$8,132,231	$(315,274)	$7,487,859

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	$3	$447,454	$(263,586)	$9,898,203	$(466,822)	$9,615,252
Net income	—	—	—	68,962	—	68,962
Other comprehensive income, net of tax	—	—	—	—	58,470	58,470
Share-based compensation expense	—	16,608	—	—	—	16,608
Reissuance of treasury stock	—	(660)	5,290	(206)	—	4,424
Balance at March 31, 2023	$3	$463,402	$(258,296)	$9,966,959	$(408,352)	$9,763,716
Net loss	—	—	—	(1,162,251)	—	(1,162,251)
Other comprehensive income, net of tax	—	—	—	—	35,490	35,490
Share-based compensation expense	—	12,559	—	—	—	12,559
Purchase of treasury stock	—	—	(207,407)	—	—	(207,407)
Reissuance of treasury stock	—	(2,089)	6,919	(44)	—	4,786
Balance at June 30, 2023	$3	$473,872	$(458,784)	$8,804,664	$(372,862)	$8,446,893
Net income	—	—	—	106,257	—	106,257
Other comprehensive loss, net of tax	—	—	—	—	(124,699)	(124,699)
Issuance of common stock, net of shares withheld	—	(5,111)	—	—	—	(5,111)
Share-based compensation expense	—	15,952	—	—	—	15,952
Purchase of treasury stock	—	—	(23,608)	—	—	(23,608)
Reissuance of treasury stock	—	(45,258)	45,772	—	—	514
Balance at September 30, 2023	$3	$439,455	$(436,620)	$8,910,921	$(497,561)	$8,416,198

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

Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% of total revenue for both the three and nine months ended September 30, 2024 and 2023. Such revenue forms part of the Net sales in our condensed consolidated statements of income (loss).

Contract costs:

We elected a practical expedient and expense costs to obtain contracts as incurred as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income (loss).

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
United States	$276.2	$275.4	$783.4	$858.8
EMEA	205.7	193.1	612.4	609.1
APAC	126.9	118.9	375.2	398.9
Other (primarily Canada and Latin America)	40.9	44.7	128.0	123.3
Total net sales	$649.7	$632.1	$1,899.0	$1,990.1

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 11).

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements, including installation services. The deferred revenue balance at September 30, 2024 and December 31, 2023 was $64.0 million and $68.3 million, respectively. The short-term deferred revenue balance at September 30, 2024 and December 31, 2023 was $48.9 million and $51.1 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income (loss).

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Changes in our warranty liability for the nine months ended September 30, 2024 and 2023 were as follows (in millions):

	Nine Months Ended
	September 30,
	2024	2023
Balance at beginning of period	$8.4	$10.6
Provision for warranty	5.2	6.4
Actual warranty costs	(5.7)	(9.0)
Balance at end of period	$7.9	$8.0

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

Changes in our allowance for credit losses were as follows (in millions):

	Nine Months Ended
	September 30,
	2024	2023
Balance at beginning of period	$14.9	$15.0
Provision for expected credit losses	2.1	1.4
Write-offs charged against the allowance	(4.9)	(1.3)
Balance at end of period	$12.1	$15.1

Saber Bio Acquisition

On July 26, 2024, the Company entered into a stock purchase agreement (the “Transaction”) to acquire all of the outstanding equity interests in Saber Bio (“Saber”). The Transaction closed on August 20, 2024. The Company accounted for the Transaction as an asset acquisition as substantially all of the fair value of the assets acquired was concentrated in a single or similar in-process research and development project (“IPR&D”). The Company concluded that the acquired IPR&D does not meet the criteria for capitalization and expensed the acquired IPR&D. This amounted to $29.5 million which was recorded in Research and development expense in the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2024.

Recent Accounting Pronouncements Issued and to be Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Improvements to Reportable Segment Disclosures”. The ASU includes enhanced disclosure requirements, primarily related to significant segment expenses that are regularly provided to and used by the chief operating decision maker ("CODM"). The amendments are to be applied retrospectively to all prior periods presented in the financial statements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

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

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will not apply before the Company's fiscal year beginning January 1, 2025. However, on April 4, 2024, the SEC issued an order staying the rule pending the completion of an ongoing judicial review. We are monitoring SEC developments and evaluating the final rule to determine its impact on our disclosures.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2024 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Time deposits	—	43.2	—	43.2
Money market funds	110.9	—	—	110.9
Total cash equivalents (a)	110.9	43.2	—	154.1
Restricted investments (b)	7.1	—	—	7.1
Equity securities (c)	5,701.4	—	—	5,701.4
Loan under the fair value option (d)	—	—	343.5	343.5
Available-for-sale investments:
Corporate debt securities	—	543.8	—	543.8
U.S. government sponsored agencies	—	147.0	—	147.0
Foreign government obligations	—	2.6	—	2.6
Municipal obligations	—	6.7	—	6.7
Asset-backed securities	—	433.2	—	433.2
Total available-for-sale investments (e)	—	1,133.3	—	1,133.3
Forward foreign exchange contracts (f)	—	2.2	—	2.2
Total financial assets carried at fair value	$5,819.4	$1,178.7	$343.5	$7,341.6

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$0.9	$—	$0.9
Contingent consideration (h)	—	—	18.3	18.3
Total financial liabilities carried at fair value	$—	$0.9	$18.3	$19.2

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2023 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$12.5	$—	$12.5
Time deposits	—	36.6	—	36.6
U.S. government sponsored agencies	—	7.0	—	7.0
Money market funds	28.0	—	—	28.0
Total cash equivalents (a)	28.0	56.1	—	84.1
Restricted investments (b)	7.1	—	—	7.1
Equity securities (c)	7,399.3	—	—	7,399.3
Loan under the fair value option (d)	—	—	325.7	325.7
Available-for-sale investments:
Corporate debt securities	—	531.6	—	531.6
U.S. government sponsored agencies	—	255.9	—	255.9
Foreign government obligations	—	12.7	—	12.7
Municipal obligations	—	12.1	—	12.1
Asset-backed securities	—	323.7	—	323.7
Total available-for-sale investments (e)	—	1,136.0	—	1,136.0
Forward foreign exchange contracts (f)	—	4.1	—	4.1
Total financial assets carried at fair value	$7,434.4	$1,196.2	$325.7	$8,956.3

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$11.7	$—	$11.7
Contingent consideration (h)	—	—	17.5	17.5
Total financial liabilities carried at fair value	$—	$11.7	$17.5	$29.2

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2024	December 31, 2023
Restricted investments	$5.6	$5.6
Other investments	1.5	1.5
Total	$7.1	$7.1

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2024	December 31, 2023
Short-term investments	$78.7	$67.2
Other investments	5,622.7	7,332.1
Total	$5,701.4	$7,399.3

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

(h) Contingent considerations in a liability position are included in Other long-term liabilities in the condensed consolidated balance sheets. The changes in the fair value of contingent consideration included in Research and development expense amounted to $0.4 million and $0.8 million in the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2024, respectively. No conditions triggering payment of the contingent consideration were met as of September 30, 2024.

Level 1 Fair Value Measurements

As of September 30, 2024, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG ("Sartorius"), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 27% of the preference shares of Sartorius as of September 30, 2024. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The change in fair market value of our investment in Sartorius for the three and nine months ended September 30, 2024 was a gain of $761.1 million and a loss of $1,711.0 million, respectively, and are recorded in our condensed consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of September 30, 2024 and December 31, 2023, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$536.6	$7.5	$(0.3)	$543.8
Municipal obligations	6.6	0.1	—	6.7
Asset-backed securities	430.3	3.7	(0.8)	433.2
U.S. government sponsored agencies	145.9	1.3	(0.2)	147.0
Foreign government obligations	2.6	—	—	2.6
	$1,122.0	$12.6	$(1.3)	$1,133.3

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2024 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$120.5	$120.4
Mature in one to five years	702.9	711.8
Mature in more than five years	298.6	301.1
Total	$1,122.0	$1,133.3

Available-for-sale investments consist of the following (in millions):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$534.1	$0.8	$(3.3)	$531.6
Municipal obligations	12.2	—	(0.1)	12.1
Asset-backed securities	325.7	0.7	(2.7)	323.7
U.S. government sponsored agencies	257.4	0.1	(1.6)	255.9
Foreign government obligations	12.8	—	(0.1)	12.7
Total	$1,142.2	$1.6	$(7.8)	$1,136.0

As of September 30, 2024, there were no significant continuous unrealized losses greater than 12 months.

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

At September 30, 2024, we have concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of September 30, 2024.
Included in Other current assets are $11.1 million and $11.9 million of interest receivable as of September 30, 2024 and December 31, 2023, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the nine months ended September 30, 2024, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts. As a result, these contracts, generally with maturity dates of 90 days or less, are recorded at their fair value at each balance sheet date. The notional amounts provide one measure of foreign exchange exposures as of September 30, 2024 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates and forward points from Refinitiv on the last business day of the quarter. The resulting gains or losses from foreign exchange contracts offset gains or losses from foreign currency remeasurement of the related receivables and payables, both of which are included in Foreign currency exchange (gains) losses, net in the condensed consolidated statements of income (loss).

The following is a summary of our forward foreign currency exchange contracts (in millions):

Contracts to sell foreign currency:	September 30, 2024	December 31, 2023
Notional value	$673.7	$873.5
Unrealized gain/(loss)	$1.3	$(8.1)
Contracts to purchase foreign currency:
Notional value	$44.4	$133.6
Unrealized gain/(loss)	$—	$0.5

Included in Other investments in the condensed consolidated balance sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying value of these investments was $8.0 million and $6.5 million as of September 30, 2024 and December 31, 2023, respectively.

Also included in Other investments in the condensed consolidated balance sheet are our equity method investments, for which our share of the equity method investees earnings is included in Other income, net in our condensed consolidated statements of income (loss). The carrying value of these investments, net of impairments, was $26.8 million and $32.3 million as of September 30, 2024 and December 31, 2023, respectively.

The carrying value and fair value of our long-term debt were as follows (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,190.8	$1,119.9	$1,189.5	$1,102.5
Other long-term debt	9.3	9.3	9.6	9.6
Total	$1,200.1	$1,129.2	$1,199.1	$1,112.1

The fair value of our long-term debt was determined based on quoted market prices and on borrowing rates available to the company at the respective period ends, which represent level 2 measurements.

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II Gmbh ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (“Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our condensed consolidated statements of income (loss). The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the three months ended September 30, 2024 was a gain of $25.2 million, which includes a $18.1 million gain from change in fair market value of the Loan and a $7.1 million gain from change in fair market value of the value appreciation right. The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the nine months ended September 30, 2024 was a gain of $14.7 million, which includes a $33.1 million gain from change in fair market value of the Loan and a $18.4 million loss from change in fair market value of the value appreciation right. The increase in the fair market value of the value appreciation right was due to an increase in the value of the Sartorius ordinary shares. As of September 30, 2024, the €400 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2023	$325.7
Change in estimated fair market value, net	$14.7
Foreign currency exchange losses, net	$3.1
September 30, 2024	$343.5

3. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment are as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2024:
Goodwill	$333.3	$415.5	$748.8
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	122.1	413.6

Foreign currency adjustments	—	1.5	1.5
Period change, net	—	1.5	1.5

Balances as of September 30, 2024:
Goodwill	333.3	417.0	750.3
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$291.5	$123.6	$415.1

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	September 30, 2024
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	4.8	$108.4	$(100.6)	$7.8
Know how	1.0	169.7	(165.2)	4.5
Developed product technology	11.6	219.3	(141.5)	77.8
Licenses	4.2	59.3	(45.2)	14.1
Tradenames	4.8	6.0	(4.9)	1.1
Covenants not to compete	1.5	6.4	(5.4)	1.0
Total finite-lived intangible assets		569.1	(462.8)	106.3
In-process research and development		201.0	—	201.0
Total purchased intangible assets		$770.1	$(462.8)	$307.3

	December 31, 2023
	Weighted-Average Remaining Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.2	$108.7	$(98.9)	$9.8
Know how	1.8	168.9	(161.1)	7.8
Developed product technology	12.0	217.8	(132.9)	84.9
Licenses	4.9	59.2	(42.4)	16.8
Tradenames	5.6	6.1	(4.7)	1.4
Covenants not to compete	2.3	6.4	(4.8)	1.6
Total finite-lived intangible assets		567.1	(444.8)	122.3
In-process research and development		198.2	—	198.2
Total purchased intangible assets		$765.3	$(444.8)	$320.5

Amortization expense related to purchased intangible assets is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Amortization expense	$5.3	$6.2	$16.1	$18.1

4. INVENTORY

Following are the components of Inventory at September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Inventory:
Raw materials	$229.5	$231.6
Work in process	255.2	246.0
Finished goods	319.6	302.9
Total Inventory	$804.3	$780.5

5. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net loss to net cash provided by operating activities is as follows (in millions):

	Nine Months Ended
	September 30,
	2024	2023
Net loss	$(1,128.4)	$(987.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112.4	108.7
Reduction in the carrying amount of right-of-use assets	31.1	30.7
Share-based compensation	45.9	45.1
Acquired in-process research and development	29.5	—
Losses from change in fair market value of equity securities and loan receivable	1,680.3	1,576.5
Changes in fair value of contingent consideration	0.8	(18.5)
Payments for operating lease liabilities	(32.2)	(30.4)
Decrease in accounts receivable	25.6	31.6
Increase in inventories	(16.0)	(61.7)
(Increase) decrease in other current assets	(4.7)	15.0
Decrease in accounts payable and other current liabilities	(24.4)	(72.4)
Increase in income taxes payable	21.8	56.4
Decrease in deferred income taxes	(408.5)	(397.4)
Increase in other long-term liabilities	1.4	3.9
Other	(3.6)	(6.6)
Net cash provided by operating activities	$331.0	$293.9

Non-cash investing activities:
Purchased property, plant and equipment	$7.4	$2.9
Purchased marketable securities and investments	$5.7	$—
Sold marketable securities and investments	$0.2	$—

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2024	December 31, 2023
3.3%, Senior Notes due 2027	$400.0	$400.0
3.7%, Senior Notes due 2032	800.0	800.0
Less unamortized discounts and debt issuance costs	(9.2)	(10.5)
Long-term debt less unamortized discounts and debt issuance costs	1,190.8	1,189.5
Finance leases and other debt	10.6	10.1
Less current maturities	(1.3)	(0.5)
Long-term debt	$1,200.1	$1,199.1

On February 13, 2024, we entered into a new $200.0 million unsecured revolving credit agreement ("Revolving Credit Agreement") with a group of financial institutions. The Revolving Credit Agreement replaced the Company's previous credit agreement, dated as of April 15, 2019. Borrowings under the Revolving Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. The Revolving Credit Agreement requires Bio-Rad to comply with certain financial ratios and other customary covenants and provisions. The Revolving Credit Agreement matures on February 13, 2029. As of September 30, 2024, no borrowings were outstanding under the Revolving Credit Agreement, although available capacity was reduced by immaterial outstanding letters of credit. As of September 30, 2024, we were in compliance with the covenants for the Revolving Credit Agreement.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our condensed consolidated balance sheets consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2024:	$(334.1)	$(2.8)	$0.9	$(336.0)
Other comprehensive income, before reclassifications	6.6	0.1	19.1	25.8
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(0.4)	(1.7)	(2.1)
Income tax effects	(0.1)	1.1	(4.0)	(3.0)
Other comprehensive income, net of income taxes	6.5	0.8	13.4	20.7
Balances as of September 30, 2024:	$(327.6)	$(2.0)	$14.3	$(315.3)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2023:	$(466.5)	$10.0	$(10.3)	$(466.8)
Other comprehensive income (loss), before reclassifications	(34.4)	0.3	3.7	(30.4)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(0.4)	1.1	0.7
Income tax effects	0.1	—	(1.1)	(1.0)
Other comprehensive income (loss), net of income taxes	(34.3)	(0.1)	3.7	(30.7)
Balances as of September 30, 2023:	$(500.8)	$9.9	$(6.6)	$(497.5)

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

The impact to Income (loss) before income taxes for amounts reclassified out of Accumulated other comprehensive income (loss) into Other income, net in the condensed consolidated statements of income (loss) were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of comprehensive income (loss)	2024	2023	2024	2023
Amortization of foreign other post-employment benefit items	$0.1	$0.2	$0.4	$0.4
Net holding gains (losses) on equity securities and available-for-sale investments	$2.0	$(0.1)	$1.7	$(1.1)

8. EARNINGS (LOSS) PER SHARE

Bio-Rad’s issued and outstanding stock consists of Class A Common Stock ("Class A") and Class B Common Stock ("Class B"). Each share of Class A and Class B common stock participates equally in the earnings and losses of Bio-Rad, and each share is identical to the next in all respects except as follows. Class A common stock has limited voting rights compared to Class B. Each share of Class A is entitled to one-tenth of a vote on most matters, whereas each share of Class B is always entitled to one vote. Additionally, Class A stockholders are entitled to elect 25% of the directors, with Class B stockholders electing the remaining directors. Cash dividends may be paid on Class A shares without paying a cash dividend on Class B shares. In contrast, no cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the stockholder.

We compute Net income (loss) per share of Class A and Class B using the two-class method required for participating securities. Our participating securities include Class A and Class B. Each share of Class A and Class B participates equally in earnings and losses, but may not participate equally in dividend distributions. No dividends were distributed or declared during any of the periods presented. Earnings (loss) is attributable equally to each share of Class A and Class B common stock and is determined based on the weighted average number of the respective class of common stock outstanding for the nine months ended September 30, 2024 and 2023.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the diluted earnings (loss) per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic weighted average shares outstanding	27,949	29,102	28,286	29,349
Effect of potentially dilutive stock options, restricted stock and performance stock awards	36	121	—	—
Diluted weighted average common shares outstanding	27,985	29,223	28,286	29,349
Anti-dilutive shares	257	154	411	229

9. OTHER INCOME, NET

Other income, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and investment income	$(15.5)	$(17.3)	$(66.1)	$(84.1)
Net realized (gains) losses on investments	(2.0)	0.1	(1.7)	1.6
Escrow receipts on prior acquisition	—	(2.5)	—	(2.5)
Other income	(0.6)	(0.7)	(2.9)	(2.4)
Other income, net	$(18.1)	$(20.4)	$(70.7)	$(87.4)

10. INCOME TAXES

Our effective income tax rate was 24.2% and 22.5% for the three months ended September 30, 2024 and 2023, respectively. Our effective income tax rate was 21.3% and 22.8% for the nine months ended September 30, 2024 and 2023, respectively.

The realization of deferred tax assets are dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our federal, state and foreign deferred tax assets will not be realized as of September 30, 2024, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our federal, state and foreign deferred tax assets increased by $17.0 million for the period ended September 30, 2024 compared to the year ended December 31, 2023.

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

Our gross unrecognized tax benefits were $88.5 million and $84.7 million as of September 30, 2024 and December 31, 2023, respectively. The increase in our gross unrecognized tax benefits is primarily attributable to an increase of uncertain tax accruals in various jurisdictions.

As of September 30, 2024, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by up to $16.2 million. Substantially all such amounts will impact our effective income tax rate if recognized.

11. SEGMENT INFORMATION

Information regarding net sales and operating profit (loss) for the three months ended September 30, 2024 and 2023 are as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Net sales	2024	$260.9	$388.8	$—
	2023	$263.5	$368.1	$0.5

Operating profit (loss)	2024	$(9.8)	$74.2	$0.1
	2023	$13.0	$78.0	$(0.1)

Information regarding Net sales and operating profit (loss) for the nine months ended September 30, 2024 and 2023 are as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations

Net sales	2024	$753.1	$1,145.4	$0.5
	2023	$887.3	$1,100.3	$2.5

Operating profit (loss)	2024	$1.1	$209.9	$(0.3)
	2023	$76.7	$166.1	$(0.3)

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. Our CODM views all operating expenses and corporate overhead as directly supporting the strategies of our segments, and these costs are fully allocated to our reportable segments.

The following reconciles total operating profit to consolidated income (loss) before income taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating profit	$64.5	$90.9	$210.7	$242.5
Interest expense	(12.2)	(12.3)	(36.7)	(37.2)
Foreign currency exchange (losses) gains, net	(1.6)	1.7	2.0	5.3
Gains (losses) from change in fair market value of equity securities and loan receivable	792.8	36.4	(1,680.3)	(1,576.5)
Other income, net	18.1	20.4	70.7	87.4
Consolidated income (loss) before income taxes	$861.6	$137.1	$(1,433.6)	$(1,278.5)

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

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Operating lease liabilities in our condensed consolidated balance sheets. Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and notes payable, and Long-term debt, net of current maturities in our condensed consolidated balance sheets.

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

The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$17.3	$15.7	$52.2	$47.2

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.3	$0.3
Interest on lease liabilities	0.2	0.2	0.5	0.6
Total finance lease cost	$0.3	$0.3	$0.8	$0.9

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the three and nine months ended September 30, 2024 and 2023. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the three and nine months ended September 30, 2024 and 2023.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.8	$10.6	$32.2	$30.4
Operating cash flows from finance leases	$0.2	$0.2	$0.5	$0.6
Financing cash flows from finance leases	$0.1	$0.1	$0.3	$0.3

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$0.1	$36.7	$11.3	$49.0

Supplemental balance sheet information related to leases was as follows (in millions):

	September 30, 2024	December 31, 2023

Operating Leases
Operating lease right-of-use assets	$173.9	$194.7

Current operating lease liabilities	$42.8	$40.4
Operating lease liabilities	143.9	165.5
Total operating lease liabilities	$186.7	$205.9

Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and notes payable, and Long-term debt and notes payable, net of current maturities (in millions):

	September 30, 2024	December 31, 2023

Finance Leases
Property, plant and equipment, gross	$11.9	$11.9
Less: accumulated depreciation and amortization	(6.2)	(5.9)
Property, plant and equipment, net	$5.7	$6.0

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	9.3	9.6
Total finance lease liabilities	$9.8	$10.1

	September 30, 2024	December 31, 2023

Weighted Average Remaining Lease Term
Operating leases - in years	6	7
Finance leases - in years	13	14

Weighted Average Discount Rate
Operating leases	4.0%	3.9%
Finance leases	6.5%	6.4%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases

2024 (excluding the nine months ended September 30, 2024)	$10.8	$0.3
2025	49.0	1.1
2026	37.3	1.1
2027	28.8	1.1
2028	22.2	1.1
Thereafter	64.1	10.8
Total lease payments	212.2	15.5
Less imputed interest	(25.5)	(5.7)
Total	$186.7	$9.8

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher turn-over.

As of September 30, 2024, operating leases that have not commenced are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2023 and the condensed consolidated financial statements for the three and nine months ended September 30, 2024.

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

We are impacted by ongoing global economic conditions and our business continued to be negatively impacted by the ongoing challenges impacting the biopharma market and small biotech companies. We expect that these conditions will continue to impact our business through the remainder of 2024 and into 2025.

Results of Operations

The following table shows Cost of goods sold, Gross profit, components of operating expense, (Gains) losses from change in fair market value of equity securities and loan receivable, and Net income (loss) as a percentage of Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.2	46.9	45.4	46.7
Gross profit	54.8	53.1	54.6	53.3
Selling, general and administrative expense	30.8	31.8	32.1	31.9
Research and development expense	14.0	6.9	11.4	9.2
(Gains) losses from change in fair market value of equity securities and loan receivable	(122.0)	(5.8)	88.5	79.2
Net income (loss)	100.5	16.8	(59.4)	(49.6)

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it affects our financial statements materially and requires subjective or complex judgements by management. An accounting estimate is deemed to be critical if it requires assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three and nine months ended September 30, 2024 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

There have been no substantial changes in our significant accounting policies during the three and nine months ended September 30, 2024, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Three Months Ended September 30, 2024 Compared to
Three Months Ended September 30, 2023

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the third quarter of 2024 were $649.7 million compared to $632.1 million in the third quarter of 2023, an increase of 2.8%. On a currency neutral basis, third quarter 2024 sales increased by approximately 3.4% compared to the same period in 2023. The increase in sales was driven by higher sales in our Clinical Diagnostics segment.

The Life Science segment sales for the third quarter of 2024 were $260.9 million, a decrease of 1.0% compared to the same period last year. On a currency neutral basis, sales decreased 0.6% compared to the third quarter in 2023, driven by ongoing weakness in the biotech and biopharma end-markets. Currency neutral sales decreased in the Americas, offset by an increase in EMEA.

The Clinical Diagnostics segment sales for the third quarter of 2024 were $388.8 million, an increase of 5.6% compared to the same period last year. On a currency neutral basis, sales increased 6.4% compared to the third quarter in 2023. The currency neutral sales increase was primarily driven by increased demand for quality control products and supply constraints impacting immunology products in the third quarter of 2023. Currency neutral sales increased across all regions.

Consolidated gross margin was 54.8% for the third quarter of 2024 compared to 53.1% for the third quarter of 2023. Gross margin for the Life Science segment for the third quarter of 2024 increased by approximately 2.2 percentage points from the same period last year. The increase in gross margin was primarily driven by cost control measures and product mix, partially offset by lower sales volume. Gross margin for the Clinical Diagnostics segment for the third quarter of 2024 increased by approximately 1.3 percentage points from the same period last year. The increase in gross margin was primarily driven by cost control measures, higher sales volume, and product mix.

Selling, general and administrative ("SG&A") expense for the third quarter of 2024 was $200.4 million or 30.8% of sales, compared to $201.2 million, or 31.8% of sales for the third quarter of 2023. The decrease in SG&A expense was primarily due to a reduction in discretionary spending.

Research and development ("R&D") expense for the third quarter of 2024 was $91.0 million or 14.0% of sales, compared to $43.5 million or 6.9% of sales in the third quarter of 2023. The increase in R&D expense was primarily due to a one-time acquired in-process research and development expense of $29.5 million impacting the third quarter of 2024 and a decrease in the fair value of contingent consideration of $14.8 million impacting R&D expense for the third quarter of 2023.

Results of Operations – Non-operating

Interest expense for the third quarter of 2024 and 2023 was $12.2 million and $12.4 million, respectively, which primarily consisted of interest expense related to the $1.2 billion Senior Notes.

Foreign currency exchange (gains) losses, net consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange losses, net was $1.6 million for the third quarter of 2024 compared to foreign currency exchange gains, net of $1.7 million for the third quarter of 2023. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable was a gain of $792.9 million and $36.4 million for the third quarter of 2024 and 2023, respectively. The change in the fair market value primarily resulted from the recognition of higher holding gains of $761.1 million in the third quarter of 2024 compared to holding gains of $42.5 million in the third quarter of 2023 on our position in Sartorius AG. In addition, higher gains from the change in fair value of our loan receivable of $25.2 million in the third quarter of 2024 compared to a loss of $4.9 million in the third quarter of 2023 contributed to the change.

Other income, net for the third quarter of 2024 was $18.1 million compared to $20.4 million for the third quarter of 2023. The difference in Other income, net was primarily attributable to lower net realized gains on investments.

Our effective income tax rate was 24.2% and 22.5% for the third quarter of 2024 and 2023, respectively. The effective tax rate reported in these periods was primarily affected by the accounting treatment of our equity securities. The difference in the rate is primarily driven by geographical mix of earnings.

Nine Months Ended September 30, 2024 Compared to
Nine Months Ended September 30, 2023

Results of Operations -- Sales, Margins and Expenses

Net sales (sales) for the first nine months of 2024 were $1.90 billion compared to $1.99 billion in the first nine months of 2023, a decrease of 4.6%. On a currency neutral basis, the first nine months of 2024 sales decreased by approximately 4.0% compared to the same period in 2023. The decrease in sales was driven by lower sales in our Life Science segment.

The Life Science segment sales for the first nine months of 2024 were $753.1 million, a decrease of 15.1% compared to the same period last year. On a currency neutral basis, sales decreased 14.8% compared to the first nine months of 2023, driven by ongoing weakness in the biotech and biopharma end-markets. Currency neutral sales decreased across all regions.

The Clinical Diagnostics segment sales for the first nine months of 2024 were $1.1 billion, an increase of 4.1% compared to the same period last year. On a currency neutral basis, sales increased 4.8% compared to the first nine months of 2023. The currency neutral sales increase was primarily driven by increased demand for quality control and blood typing products. Currency neutral sales increased across all regions.

Consolidated gross margins were 54.6% for the first nine months of 2024 compared to 53.3% for the first nine months of 2023. Gross margins for the Life Science segment for the first nine months of 2024 increased by approximately 0.5 percentage points from the same period last year. The increase in gross margin was primarily driven by product mix and cost control measures partially offset by lower sales volume and higher material costs. Gross margin for the Clinical Diagnostics segment for the first nine months of 2024 increased by approximately 2.2 percentage points from the same period last year. The increase in gross margins was primarily driven by higher sales volume, favorable product mix, and cost control measures, partially offset by higher material costs.

SG&A expense for the first nine months of 2024 was $610.0 million or 32.1% of sales, compared to $634.6 million or 31.9% of sales for the first nine months of 2023. The decrease in SG&A expense was primarily due to lower employee-related expenses, lower restructuring costs, and a reduction in discretionary spending.

R&D expense for the first nine months of 2024 was $216.3 million or 11.4% of sales, compared to $183.5 million or 9.2% of sales in the first nine months of 2023. The increase in R&D expense was primarily due to a one-time acquired in-process research and development expense of $29.5 million impacting the first nine months of 2024 and a decrease in the fair value of contingent consideration of $14.4 million impacting R&D expense for the first nine months of 2023.

Results of Operations – Non-operating

Interest expense for the first nine months of 2024 and 2023 was $36.7 million and $37.1 million, respectively, which primarily consisted of interest expense related to the $1.2 billion Senior Notes.

Foreign currency exchange (gains) losses, net consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange gains, net was $2.0 million for the first nine months of 2024 compared to $5.3 million for the first nine months of 2023. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable was a loss of $1.68 billion and $1.58 billion for the first nine months of 2024 and 2023, respectively. The change in the fair market value primarily resulted from the recognition of higher holding losses of $1.71 billion in the first nine months of 2024 compared to holding losses of $1.56 billion in the first nine months of 2023 on our position in Sartorius AG. In addition, higher gains from the change in fair value of our loan receivable of $14.7 million in the first nine months of 2024 compared to a loss of $28.9 million in the first nine months of 2023 contributed to the change.

Other income, net for the first nine months of 2024 was $70.7 million compared to $87.4 million for the first nine months of 2023. The difference in Other income, net was primarily attributable to lower dividend income from Sartorius AG.

Our effective income tax rate was 21.3% and 22.8% for the first nine months of 2024 and 2023, respectively. The effective tax rate reported in the first nine months of both 2024 and 2023 was primarily affected by the accounting treatment of our equity securities. The difference in the rate is primarily driven by geographical mix of earnings.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade. Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world. Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price. Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes. In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Revolving Credit Agreement that we entered into in February 2024, and to a lesser extent international lines of credit. Borrowings under the Revolving Credit Agreement are available on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Revolving Credit Agreement as of September 30, 2024, however, an immaterial amount was utilized for domestic standby letters of credit that reduced our borrowing availability. As of September 30, 2024, our short-term investments include the net cash proceeds from the sale of Senior Notes of $1.186 billion. Interest is payable semiannually in arrears on May 15 and September 15 of each year. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital.

At September 30, 2024, we had available $1.63 billion in cash, cash equivalents and short-term investments, of which approximately 16% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws, and there are no substantial incremental costs.

Cash Flows from Operations

Net cash provided by operations was $331.0 million and $293.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in operating cash flows was primarily due to lower cash paid to suppliers and employees partially offset by lower cash received from customers, higher income tax paid, higher payments for foreign exchange contracts, and lower dividend proceeds.

Cash Flows from Investing Activities

Net cash used in investing activities was $129.7 million and $52.0 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in cash used in investing activities was primarily due to the timing of our purchases, maturities and sales of marketable securities and investments, and higher payments for acquired in-process research and development and capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $192.6 million and $225.0 million for the nine months ended September 30, 2024, and 2023, respectively. The decrease in net cash used in financing activities was primarily attributable to lower payments for purchases of treasury stock.

Treasury Shares

During the third quarter of 2024, 127,328 shares of Class A treasury stock with an aggregate total cost of $44.0 million were reissued to fulfill grants to employees under our restricted stock program and our Employee Stock Purchase Program. Upon reissuing the Class A treasury stock, Additional paid-in-capital was reduced by $38.9 million from share reissuance activity during the quarter.

During the third quarter of 2024, we repurchased 330,381 shares of Class A common stock for $97 million under our 2023 Share Repurchase Program. We designated these repurchased shares as treasury stock. As of September 30, 2024, $577.1 million remained available for repurchases under the 2023 Share Repurchase Program.

In July 2024, the board of directors granted the Company authority to repurchase, on a discretionary basis, up to an additional $500 million of the outstanding shares of the Company’s common stock under the 2023 Share Repurchase Program.

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

Recent Accounting Pronouncements Adopted

We did not adopt any new accounting pronouncements during the three and nine months ended September 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2024, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the nine months ended September 30, 2024 our foreign entities generated 59% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, unfair competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.
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
In recent years, we have been faced with challenging global economic conditions. U.S. and international markets have experienced inflationary pressures, and inflation rates in the U.S. and in other countries in which we operate have been at elevated levels. Our raw material costs have increased, and we are not always able to recover these increased costs from our customers. Russia’s invasion of Ukraine and sanctions against Russia also are causing disruptions to global economic conditions and are negatively impacting our business in Russia. The recent escalation of conflicts in the Middle East also has caused some disruptions to the global business environment (including impacting international logistics), the stability of the Middle East region and our business in that region. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe. In addition, we expect moderating economic growth and changing government policies in China will continue to affect our commercial opportunities in the country. The bank failures in March 2023 and the resulting volatility in the banking sector did cause and could continue to cause disruptions to global economic conditions and may impact access to cash and other financial resources by our customers and suppliers. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on prices for our products and longer sales cycles. A weakening of macroeconomic conditions is also adversely affecting our suppliers, which could continue to result in interruptions in the supply of components and raw materials necessary for our products and raw material cost increases. Additionally, the United States and other countries, such as China and India, have imposed tariffs on certain goods. Further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding our international operations above and regarding the COVID-19 pandemic and government regulations below.
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
Changes in the market value of our position in Sartorius AG will continue to materially impact our condensed consolidated statements of income (loss) and other financial statements. A decline in the market value of our position in Sartorius AG will result in decreases in net income due to write-downs in the value of the equity securities. An increase in the market value of our position in Sartorius AG will result in a favorable impact to net income independent of the actual operating performance of our business. Depending on the extent of the decline or of the increase in the market value of our position in Sartorius AG, these negative or positive impacts on us could continue to be material.
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
Some of our products (primarily our Clinical Diagnostic products), production processes and marketing are subject to U.S. federal, state and local, and foreign regulation, including by the Food and Drug Administration ("FDA") in the United States and its foreign counterparts. The FDA regulates our Clinical Diagnostic products as medical devices, and we are subject to significant regulatory clearances or approvals to market our Clinical Diagnostic products and other requirements including, for example, recordkeeping and reporting requirements, such as the FDA’s medical device reporting regulations and reporting of corrections and removals. The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions ranging from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution.
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
As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies. The benefits of any acquisition or investment may prove to be less than anticipated, which we have experienced in some of our acquisitions and investments, and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions could cause significant diversion of our management’s time and resources. If we acquire or invest in new companies, products or technologies, we may be required to assume contingent liabilities or record impairment charges for goodwill and other intangible assets over time. Goodwill and non-amortizable intangible assets are subject to impairment testing, and potential periodic goodwill impairment charges, amortization expenses related to certain intangible assets, and other write-offs could harm our operating results. Impairment tests are highly sensitive to changes in assumptions and minor changes to assumptions could result in impairment losses. If the results forecast in our impairment tests are not achieved, or business trends vary from the assumptions used in forecasts, or external factors change detrimentally, future impairment losses may occur, as they have occurred in the past. Increased antitrust enforcement and greater government scrutiny of mergers in the healthcare sector may impact our ability to consummate acquisitions. We cannot assure you that we will successfully overcome these risks or any other problems we encounter in connection with any acquisitions or investments, and any such acquisitions or investments could adversely affect our business, results of operations and financial condition.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which included an Alternative Minimum Tax based on the Adjusted Financial Statement Income of Applicable Corporations. We do not believe the Inflation Reduction Act will have a material impact on our income tax provision and cash taxes, but we continue to monitor U.S. Department of the Treasury guidance and regulations.
The tax effect of our position in Sartorius AG and the jurisdictional mix of our earnings could continue to materially affect our financial results and cash flow. In addition, the adoption of some or all of the recommendations set forth in the Organization for Economic Co-operation and Development ("OECD")’s project on “Base Erosion and Profit Shifting” ("BEPS") by tax authorities in the countries in which we operate, could negatively impact our effective tax rate. These recommendations focus on payments from affiliates in high tax jurisdictions to affiliates in lower tax jurisdictions and the activities that give rise to a taxable presence in a particular country.
On October 8, 2021, the OECD announced that 136 countries have agreed on a two-pillar framework that would dramatically alter the taxation of multinational enterprises and require that all profit be subject to a global minimum tax rate of 15%. On December 15, 2022, the European Union formally adopted the Pillar Two Directive and EU member states enacted the Pillar Two Directive as of January 1, 2024. Other countries have taken similar actions. We currently believe Pillar 2 legislation will not have a material impact on our income tax provision and cash taxes.
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
We have substantial debt and have the ability to incur additional debt. As of September 30, 2024, we had approximately $1.2 billion of outstanding long-term indebtedness, primarily consisting of the 3.3% Senior Notes due in March 2027 and the 3.7% Senior Notes due in March 2032 as further discussed in Note 6 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $0.2 million of which was utilized for domestic standby letters of credit as of September 30, 2024. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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
We have significant manufacturing and distribution facilities, including in the United States, France, Switzerland, Germany and Singapore. In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years. These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, lack of fuel resources due to geo-political instability (such as Russia’s reduction in energy resources supplied to Western Europe), electricity outages, the inability to operate our production and distribution facilities due to power grid failures or lack of fuel, and strikes or other labor unrest at any of our sites or surrounding areas could cause disruption to our business. Acts of terrorism, bioterrorism, violence or war (such as Russia's invasion of Ukraine and the recent escalation of conflicts in the Middle East), weather-related events, or public health issues such as the outbreak of a contagious disease like COVID-19 could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East and Eastern Europe. Any of these events could adversely affect our business, results of operations and financial condition.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2024, $577.1 million of stock remained available for repurchases under the Company's 2023 Share Repurchase Program, which was authorized by the Board of Directors in July 2023 and July 2024. Repurchases under the 2023 Share Repurchase Program may be made at management's discretion from time to time on the open market, through trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2024	328,171	$293.01	328,171	$577.8
August 1 to August 31, 2024	2,210	$321.73	2,210	$577.1
September 1 to September 30, 2024	—	$—	—	$577.1

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

10.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Non-Employee Director Form) under 2017 Incentive Award Plan

31.1	Chief Executive Officer Section 302 Certification

31.2	Chief Financial Officer Section 302 Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	The cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	October 31, 2024	/s/ Norman Schwartz
Norman Schwartz, Chairman of the Board and
Chief Executive Officer

Date:	October 31, 2024	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju, Executive Vice President,
Chief Financial Officer