Form 10-K
period 2024-12-31
BIO-RAD LABORATORIES, INC.
filed 2025-02-14
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM			10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended			December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission file number			1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			94-1381833
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		(510)			724-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock Par Value $0.0001 per share		BIO	New York Stock Exchange
Class B Common Stock Par Value $0.0001 per share		BIO.B	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒			Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐			Yes	☒	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.			☒	Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
			☒	Yes	☐ No

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
As of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $5,342,352,777 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $28,604,722.

As of February 11, 2025, there were 22,940,805 shares of Class A Common Stock and 5,070,337 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference
	Document	Form 10-K Parts
(1)	Definitive Proxy Statement to be mailed to stockholders in connection with the
	registrant's 2025 Annual Meeting of Stockholders (specified portions)	III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2024

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
Other than statements of historical fact, statements made in this report include forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements we make regarding our future financial performance, operating results, plans and objectives. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “may,” “will,” “intend,” “estimate,” “continue,” “seek,” “future,” or similar expressions or the negative of those terms or expressions. Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including, but not limited to, the risks relating to our international operations, global economic and geopolitical conditions, tariffs or other trade barriers, our ability to develop and market new or improved products, our ability to compete effectively, foreign currency exchange fluctuations, reductions in government funding or capital spending of our customers, supply chain issues, risks associated with our position in Sartorius AG, risks to our information technology systems, intellectual property risks, our ability to attract and retain key personnel, international legal and regulatory risks, product quality and liability issues, our ability to integrate acquired companies, products or technologies into our company successfully, changes in the healthcare industry, natural disasters and other catastrophic events beyond our control, and other risks and uncertainties identified under “Part I, Item 1A, Risk Factors” and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I.

ITEM 1. BUSINESS
General

Bio-Rad Laboratories, Inc. (referred to in this report as “Bio-Rad,” “we,” “us,” “the Company” and “our”) is a multinational developer, manufacturer, and worldwide distributor of our own life science research and clinical diagnostics products. Bio-Rad develops, manufactures, and supplies life science research, healthcare, analytical chemistry and other markets with a broad range of products and systems used to separate complex chemical and biological materials and to identify, analyze and purify their components.

We have direct distribution channels in over 36 countries outside the United States through subsidiaries whose focus is sales, customer service and product distribution. In some locations outside and inside these 36 countries, sales efforts are supplemented by distributors and agents.

Description of Business

Business Segments

Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics. Both segments operate worldwide. Our Life Science segment and our Clinical Diagnostics segment generated 40% and 60%, respectively, of our consolidated net sales for the year ended December 31, 2024. We generated approximately 41% of our consolidated net sales for the year ended December 31, 2024 from the U.S. and approximately 59% from our international locations, with Europe being our largest international region    .

Life Science Segment

Our Life Science segment is at the forefront of discovery, creating advanced tools to answer complex biological questions. These instruments, systems, reagents, and consumables are typically used to separate, purify, characterize, or quantify biological materials such as cells, proteins, and nucleic acids in the research laboratory or biopharmaceutical laboratory. They are also used in biopharmaceutical manufacturing, quality control process, food safety, and science education applications. We are focused on the translational research market segment where our products help accelerate the timelines from discovery in the lab to use in the clinic and with patients. We are a leader in the life sciences market and develop, manufacture and market a broad portfolio of many thousands of products that serve a global customer base. We estimate that the worldwide sales for products in the markets we serve is approximately $19 billion. Our principal life science customers include universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories.

Clinical Diagnostics Segment
Our Clinical Diagnostics segment designs, manufactures, markets and supports test systems, informatics systems, test kits and specialized quality controls that serve clinical laboratories in the global diagnostics market. Our products currently address specific niches within the in vitro diagnostics ("IVD") test market, and we seek to focus on the higher margin, higher growth segments of this market.

We supply several thousand products that cover more than 300 clinical diagnostic tests to the IVD test market. We estimate that the worldwide sales for products in the markets we serve is approximately $16 billion. IVD tests are conducted outside the human body and are used to identify and measure substances in a patient’s tissue, blood or urine. Our products consist of reagents, instruments and software, typically provided to our customers as an integrated package to allow them to generate reproducible test results. Revenue in this business is highly recurring, as laboratories typically standardize test methodologies, which are dependent on a particular supplier’s equipment, reagent and consumable products. An installed base of diagnostic test systems, therefore, typically creates a recurring source of revenue through the sale of test kits for each sample analyzed on an installed system. Our principal clinical diagnostic customers include hospital laboratories, diagnostic reference laboratories, transfusion laboratories and physician office laboratories.

Raw Materials and Components

We utilize a wide variety of chemicals, biological materials, electronic components, machined metal parts, optical parts, computing and peripheral devices. Most of these materials and components are available from numerous sources, and in 2024, we generally have not experienced difficulty in securing adequate supplies. In certain instances, we acquire components and materials from a sole supplier. For more discussion relating to the risks to our supply of raw materials, including the difficulty of securing adequate supplies, please see “Item 1A, Risk Factors” of this Annual Report.

Patents, Trademarks and Licenses

We own over 2,150 U.S. and international patents and numerous trademarks. We also hold licenses under U.S. and foreign patents owned by third parties and pay royalties on the sales of certain products under these licenses. In addition, we also receive royalties for licenses of our intellectual property. We view these patents, trademarks and license agreements as valuable assets; however, we believe that our ability to develop and manufacture our products depends primarily on our knowledge, technology and special skills rather than our patent, trademark and licensing positions.

Seasonal Operations

Our business is not inherently seasonal. However, the European custom of concentrating vacation during the summer months usually tempers third quarter sales volume and operating income.

Sales and Marketing

We conduct our worldwide operations through an extensive direct sales force, employing approximately 800 direct sales and sales management personnel around the world as of December 31, 2024. Our sales personnel typically consist of experienced industry professionals with scientific training, and we maintain a separate specialized sales force for each of our segments. We believe that this direct sales approach allows us to sell a broader range of our products, create more brand awareness, and develop long-term relationships with our customers.

We also use a range of sales and marketing intermediaries ("SMIs") in our international markets. The types of SMIs we utilize are distributors, agents, brokers and resellers. We have programs and policies in place with our SMIs requiring their compliance with all applicable laws, including adhering to our anti-corruption standards to ensure a transparent sale to our customers.

Our customer base is broad and diversified. Our worldwide customer base includes (1) university and research institutions; (2) hospital, public health and commercial laboratories; (3) diagnostic manufacturers; and (4) companies in the biotechnology, pharmaceutical, chemical and food industries.

Our sales are affected by a number of external factors. For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding. In our Clinical Diagnostic segment, we are constrained by government reimbursement for many of our products.

Competition

The markets served by our product groups are highly competitive. Our competitors range in size from start-ups to large multinational corporations with significant resources and reach. We seek to compete primarily in market segments where the technology and efficacy of our products offer customers specific advantages over the competition.

Our Life Science segment does not face the same competitors for all of its products due to the breadth of its portfolio and specialization of its product lines. Major competitors in this market include Becton Dickinson, Danaher, Merck KGaA, Qiagen N.V. and Thermo Fisher Scientific. We compete primarily based on meeting performance specifications, technical support, and offering comprehensive solutions.
Major competitors for our products in the Clinical Diagnostics segment include Abbott Laboratories, Becton Dickinson, bioMérieux, Danaher, DiaSorin, Werfen, QuidelOrtho, Roche, Siemens Healthineers, Thermo Fisher Scientific and Tosoh. We compete across a variety of attributes including quality, service and product portfolio.

Research and Development

We conduct extensive research and development activities in all areas of our business. Research and development has played a major role in Bio-Rad’s growth and is expected to continue to do so in the future. Our research teams are continuously developing new products and new applications for existing products. In our development of new products and applications, we interact with scientific and medical professionals at pharma and biopharma companies, universities, hospitals, medical schools, and elsewhere within our industry. In addition, we regularly invest in companies that are engaged in the development of new technologies that either complement or expand our existing portfolio of products. As of December 31, 2024, we had approximately 950 employees worldwide focused on research and development, including degreed scientists, engineers, software developers and other technical support staff.

Regulatory Matters

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain of our products (primarily diagnostic and donor screening products) are subject to regulation in the United States by the Center for Devices and Radiological Health ("CDRH") and/or the Center for Biologics Evaluation and Research ("CBER") of the U.S. Food and Drug Administration (FDA) and in other jurisdictions by state and foreign government authorities. FDA regulations require that certain new products have pre-marketing notification (“510(k)”) or approval (“PMA” or Biologics License Application – “BLA”) by the FDA and require certain products to be manufactured in accordance with FDA’s “good manufacturing practice” regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations. The

FDA’s 510(k) clearance process requires regulatory competence to execute. The FDA’s PMA and BLA processes also require extensive regulatory competence to execute.

A clinical trial is generally required to support a PMA or BLA application and is sometimes required for a 510(k) clearance or a de novo authorization. Conducting clinical trials is a complex and costly activity and frequently requires the use of outsourced resources that specialize in planning and conducting the clinical trial for the medical device manufacturer.

The European Union (“EU”) has adopted the EU in-vitro Diagnostics Regulation (the “EU IVDR”), which imposes stricter requirements for the marketing and sale of in-vitro diagnostics products (as compared to the predecessor in-vitro Diagnostics Directive ("IVDD")), including in the areas of clinical evaluation requirements, quality systems, economic operators and post-market surveillance. Bio-Rad's IVD products currently meet the applicable requirements of the EU IVDR.

Our manufacturing facilities, as well as those of certain suppliers, are subject to periodic inspections by the FDA and other regulatory bodies to verify compliance with regulatory requirements. Similar inspections are performed by Notified Bodies to verify compliance to applicable International Organization for Standardization (“ISO”) standards (e.g. ISO 13485:2016), requirements under the Medical Device Single Audit Program ("MDSAP") applicable to regulatory requirements of Australia, Brazil, Canada, Japan and the U.S. and/or medical device regulations and requirements from the countries in which we distribute product and other specified audits by regulatory authorities. If a regulatory body were to find that we or certain suppliers have failed to comply with applicable regulations (e.g. recordkeeping, reporting of adverse events), it could institute a wide variety of enforcement actions, ranging from issuance of a warning or untitled letter to more severe sanctions, such as mandatory product recalls or seizures, civil penalties, consent decrees, injunctions, criminal prosecution, operating restrictions, partial suspension or shutdown of production, refusal to permit importation or exportation, refusal to grant, or delays in granting, clearances or approvals or withdrawal or suspension of existing clearances or approvals. Any of these actions could have an adverse effect on our business.

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

Human Capital Resources

At Bio-Rad, we consider our employees to be our most valuable asset, and critical to the effective development, manufacture, sale, distribution and servicing of our vast array of products and services. Our employees are essential to satisfying our customers’ needs for products to advance science and healthcare. At December 31, 2024, we had approximately 7,700 employees, the overwhelming majority of which are full-time employees. Our employees are located throughout the world with roughly 48% in the Americas, 35% in Europe, the Middle-East and Africa, and 17% in Asia Pacific. Our employees work in 37 different countries around the world. We are a diverse organization. Our differences offer new and unique ideas and perspectives. We foster a work culture that embraces the diverse experience and knowledge of every employee.

Compensation and Benefits

We provide a competitive total rewards program consisting of broad-based salary and bonus plans as well as annual stock grants to senior level employees. These programs combine to recognize and reward employees based on individual, group, and overall company performance. We provide competitive health and welfare programs which include medical, dental, vision and life insurance, a 401(k) plan, an employee stock purchase program, local pension plans, profit sharing, employee assistance, child and elder care programs, employee recognition and a host of other localized programs tied to the unique needs of our employees. Pay equity is an integral part of our compensation strategy. We have established ongoing processes and protocols to help us pay each individual employee appropriately based on the employee's skills, performance, experience, location, market practices, etc., regardless of race, gender, and other non-performance related attributes. In 2023, we introduced an upgraded and streamlined mental health/Employee Assistance Program solution tailored to the need and preference of employees and families. In addition, we added a fertility benefit giving employees access to a suite of services including pregnancy resources, in vitro fertilization (“IVF”), adoption, donor and surrogate services resources.

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

As of December 31, 2024, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius, representing approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius. As of December 31, 2024, the fair value of the investment in Sartorius was $4,469.2 million. We account for our investment in Sartorius at fair market value and do not include any of the financial information summarized below in our consolidated financial statements.

The following summarizes certain financial data of Sartorius as of and for the year ended December 31, 2023 (in millions).

December 31, 2023 (1)
Current assets	€1,956.9
Non-current assets	7,798.5
Current liabilities	1,330.0
Non-current liabilities	5,667.9
Equity	2,757.4

Year Ended December 31, 2023 (1)
Sales revenue	€3,395.7
Gross profit on sales	1,561.7
Earnings before interest and taxes (EBIT)	503.9
Net profit	290.0

Cash flow from operating activities	853.6
Cash flow from investing activities	(2,823.3)
Cash flow from financing activities	2,165.7

(1) As disclosed in Sartorius AG's consolidated financial statements for the year ended December 31, 2023, prepared in accordance with the International Financial Reporting Standards (IFRS), the International Financial Reporting Interpretations Committee (IFRIC) Standards, and the International Accounting Standards Board (IASB) as required to be applied by the European Union, and based upon information publicly disclosed by Sartorius. Bio-Rad does not assume, and by way of referencing the financial data of Sartorius above shall not be deemed to assume, any responsibility or liability for any errors or omissions in the information publicly disclosed by Sartorius.

Refer to Sartorius’ 2023 Annual Report for further details, which can be found at https://www.sartorius.com/en/company/investor-relations/sartorius-ag-investor-relations. The Sartorius website and any information disclosed thereon are not incorporated by reference into this report.

The following graph reflects the changes in the Sartorius share price over the most recent five annual periods:

Available Information

Bio-Rad files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Bio-Rad, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Bio-Rad’s website address is www.bio-rad.com. We make available, free of charge through our website, our Form 10-Ks, 10-Qs and 8-Ks, and any amendments to these reports, as soon as reasonably practicable after filing with the SEC. The information on our website is not part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

In evaluating our business and whether to invest in any of our securities, you should carefully read the following risk factors in addition to the other information contained in this report. We believe that any of the following risks (some of which have occurred and any of which may occur in the future) could have a material adverse effect on our business, results of operations or financial condition, our industry, the value of our equity holdings, or the trading price of our common stock. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. We cannot predict these new risks and uncertainties, nor can we assess the extent to which any such new risks and uncertainties or the extent to which the risks and uncertainties set forth below may adversely affect our business, results of operations, financial condition, our industry, the value of our equity holdings, or the trading price of our common stock. Please carefully consider the following discussion of significant factors, events and uncertainties that make an investment in our securities risky and provide important information for the understanding of the “forward-looking” statements discussed in this report. Additional or unforeseen effects from the global economic and geopolitical climate may give rise to or amplify many of these risks discussed below.

Business, Economic, Legal and Industry Risks

Our international operations expose us to additional costs and legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial condition.

We have significant international operations. We have direct distribution channels in over 36 countries outside the United States, and during the twelve months ended December 31, 2024 our foreign entities generated 59% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, unfair competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.

Given the high level of complexity of the foreign and U.S. laws and regulations that apply to our international operations, we cannot guarantee that we have not or will not inadvertently breach some provisions, for example, through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. In addition, we operate in some countries in which the business environment is subject to a higher risk of corruption. Our success depends, in part, on our ability to anticipate these risks and manage these challenges through policies, procedures and internal controls. However, we have a dispersed international sales organization, and we use distributors and agents in many of our international operations. This structure makes it more difficult for us to ensure that our international selling operations comply with laws and regulations, and our global policies and procedures.

Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Violations of laws and regulations also could result in prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, or our business, results of operations and financial condition. See also our risk factors regarding government regulations and global economic conditions below.

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

In recent years, we have been faced with challenging global economic conditions. U.S. and international markets have experienced inflationary pressures, and inflation rates in the U.S. and in other countries in which we operate have been at elevated levels. Our raw material costs have increased, and we are not always able to recover these increased costs from our customers. Russia’s invasion of Ukraine and sanctions against Russia have caused disruptions to global economic conditions and are negatively impacting our business in Russia. Conflicts in the Middle East have also caused some disruptions to the global business environment (including impacting international logistics), the stability of the Middle East region and our business in that region. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe. In addition, we expect moderating economic growth and changing government policies in China will continue to affect our commercial opportunities in the country. The bank failures in March 2023 and the resulting volatility in the banking sector caused and could continue to cause disruptions to global economic conditions and may impact access to cash and other financial resources by us, our customers and our suppliers. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on prices for our products and longer sales cycles. A weakening of macroeconomic conditions is also adversely affecting our suppliers, which could continue to result in interruptions in the supply of components and raw materials necessary for our products and raw material cost increases. Additionally, the United States and other countries have imposed tariffs on certain goods. Further escalation of tariffs or other trade barriers could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding our international operations above and regarding government regulations below.

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

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. The COVID-19 pandemic created delays and shortages in the supply of components and raw materials. These shortages, along with challenges in ramping up new production facilities, caused a backlog of sales orders, some of which we consider to be significant, and delays in certain new product development activities. Some of the backlog of sales orders continued into 2023 but moderated in 2024 to a more typical level. We have experienced raw material cost increases, some of which will likely continue. In addition, due to the regulatory environment in which we operate, we may need to cease use of certain essential components and materials and be unable to establish acceptable replacement sources for such components or materials. When our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner is adversely affected, which affects our ability to sell our products.

Breaches of our information systems could have a material adverse effect on our business and results of operations.

We have experienced and expect to continue to experience attempts by individuals and organizations to attack and penetrate our layered security controls. Through our sales and eCommerce channels, we collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on our web site. We also acquire and retain information about suppliers and employees in the normal course of business. Such information on our systems includes personally identifiable information and, in limited instances, protected health information. We also create and maintain proprietary information that is critical to our business, such as our product designs and manufacturing processes. Despite recent initiatives to improve our technology systems, such as our enterprise resource planning implementation and the centralization of our global information technology organization, we could experience a significant data security breach. The Company is also subject to phishing and other fraud schemes including fraudulent vendor communications with requests for payments and fraudulent attempts to redirect payments to improper bank accounts, some of which have been successful. While the Company has adopted training and process changes to limit the success of such fraudulent activity, the Company will be unable to stop all such fraudulent activity which may lead to unrecoverable payments to criminal accounts. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may not be able to anticipate all of these techniques or to implement adequate preventive measures. Computer hackers have attempted to penetrate and will likely continue to attempt to penetrate our and our vendors’ information systems and, if successful, could misappropriate confidential customer, supplier, employee or other proprietary business information, such as our intellectual property. Third parties could also gain control of our systems and use them for criminal purposes while appearing to be us. As a result, we could lose existing customers, have difficulty attracting new customers, be exposed to claims from customers and suppliers, financial institutions, payment card associations, employees and other persons, have regulatory sanctions or penalties imposed, incur additional expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Our operations and ability to process sales orders, particularly through our eCommerce channels, could also be disrupted, as they have been in the past. Any significant breakdown, intrusion, interruption, corruption, or destruction of our systems, as well as any data breaches, could have a material adverse effect on our business and results of operations. See also our risk factors regarding our information technology systems below.

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

We have incurred and may continue to incur losses in future periods due to write-downs in the value of our financial instruments.
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

We made significant changes to our organizational structure over the past few years, including the reorganization of aspects of our European operations that was announced in February 2021 and additional restructurings approved in 2023, 2024, and 2025. These changes may have unintended consequences, such as distraction of our management and employees, labor unrest, business disruption, disruption of supply, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.

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

As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies. The benefits of any acquisition or investment may prove to be less than anticipated, which we have experienced in some of our acquisitions and investments, and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions could cause significant diversion of our management’s time and resources. If we acquire or invest in new companies, products or technologies, we may be required to assume contingent liabilities or record impairment charges for goodwill and other intangible assets over time. Goodwill and non-amortizable intangible assets are subject to impairment testing, and potential periodic goodwill impairment charges, amortization expenses related to certain intangible assets, and other write-offs could harm our operating results. Impairment tests are highly sensitive to changes in assumptions and minor changes to assumptions could result in impairment losses. If the results forecast in our impairment tests are not achieved, or business trends vary from the assumptions used in forecasts, or external factors change detrimentally, future impairment losses may occur, as they have occurred in the past, which may result in some volatility to our consolidated statements of income (loss). Increased antitrust enforcement and greater government scrutiny of mergers in the healthcare sector may impact our ability to consummate acquisitions. We cannot assure you that we will successfully overcome these risks or any other problems we encounter in connection with any acquisitions or investments, and any such acquisitions or investments could adversely affect our business, results of operations and financial condition.

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

Use of generative AI and other AI technologies presents risks and challenges due to the evolving nature of AI.

We utilize artificial intelligence and machine learning technologies (“AI”), such as chatbots, assistants and automation agents, in our business operations, and we are exploring the other opportunities that AI could bring us. The use of AI, particularly generative AI, and the developing regulatory landscape, pose risks that could expose us to liability or adversely affect our business. Integration of AI into our and our vendors’ systems (potentially without the vendor disclosing such use to us) subjects us to the risk that the providers of AI may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. This may lead to loss of intellectual property or exposure of confidential or proprietary information, breaches of security or privacy, and reduced levels of service or experience. Sophisticated cyberattacks, including those using AI, could increase these risks. Generative AI can produce false or misleading outputs, or generate content that may not be subject to intellectual property protection or that infringes proprietary rights of others, and thereby present additional risks to our business. Regulatory changes or reinterpretations could introduce new compliance risks, including potential government enforcement actions or civil lawsuits. In addition, a failure to timely and effectively use or deploy AI and integrate it into new product offerings and services could negatively impact our competitiveness, particularly ahead of developing consumer demands and evolving industry trends. Our competitors’ faster or more effective adoption of AI also could disadvantage us.

Our current and future debt and related covenants may restrict our future operations.

We have substantial debt and have the ability to incur additional debt. As of December 31, 2024, we had approximately $1.2 billion of outstanding long-term indebtedness, primarily consisting of the 3.3% Senior Notes due in March 2027 and the 3.7% Senior Notes due in March 2032 as further discussed in Note 6 of the consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $5.7 million of which was utilized for domestic standby letters of credit as of December 31, 2024. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

Our existing credit facility, our Senior Notes and agreements we may enter in the future, contain or may contain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Existing covenants place restrictions on our ability to, among other things: incur additional debt; acquire other businesses or assets through merger or purchase; create liens; enter into transactions with affiliates; sell assets; and in the case of some of our subsidiaries, guarantee debt. Our existing credit facility also requires that we comply with a maximum consolidated leverage ratio test. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these restrictions could result in a default. An event of default under our debt agreements would permit certain of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.

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

These laws will continue to impose administrative, cost and compliance burdens on us. The shifting compliance environment and the need to build and maintain robust systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may violate one or more of these requirements. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs or similar government programs in foreign jurisdictions, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business, results of operations and financial condition.

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

Maintaining effective disclosure controls and procedures and internal control over financial reporting are necessary for us to produce reliable financial statements. Material weaknesses in our internal control over financial reporting have adversely affected us in the past and could affect us in the future and the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional material weaknesses, result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence and could cause the trading price of our common stock to decline.

General Business Risks

Natural disasters, climate related events, terrorist attacks, acts of war, pandemics, disease outbreaks or other events beyond our control may cause damage or disruption to us and our employees, facilities, information systems, security systems, vendors and customers, which could significantly impact our business, results of operations and financial condition.

We have significant manufacturing and distribution facilities, including in the United States, France, Switzerland, Germany and Singapore. In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years. These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, lack of fuel resources due to geopolitical instability (such as Russia’s reduction in energy resources supplied to Western Europe), electricity outages, the inability to operate our production and distribution facilities due to power grid failures or lack of fuel, and strikes or other labor unrest at any of our sites or surrounding areas could cause disruption to our business. Acts of terrorism, bioterrorism, violence or war (such as Russia's invasion of Ukraine and the recent escalation of conflicts in the Middle East), weather-related events, or public health issues such as pandemics and the outbreak of a contagious disease like COVID-19 could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East and Eastern Europe. Any of these events could adversely affect our business, results of operations and financial condition.

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

•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

•a third-party risk management process to oversee critical service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents in the past fiscal year, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information about our cybersecurity related risks, see Part I, Item 1A, Risk Factors under the risks titled "Breaches of our information systems could have a material adverse effect on our business and results of operations" and "If our information technology systems are disrupted, or if we fail to successfully implement, manage and integrate our information technology and reporting systems, our business, results of operations and financial condition could be harmed."

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Legal and Regulatory Compliance Committee ("Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations or reports on cybersecurity topics from our SVP Global Technology & Systems, who is our Chief Information Security Officer ("CISO"), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

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

ITEM 2. PROPERTIES

We own our corporate headquarters located in Hercules, California. The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Boulder, Colorado	Leased
	Oxford, England	Leased
	Neuried, Germany	Leased
	Shanghai, China	Leased
	Suzhou, China	Leased

Clinical Diagnostics	Irvine, California	Leased
	Greater Seattle Area, Washington	Leased
	Warsaw, Poland	Leased
	Cressier, Switzerland	Owned
	Dreieich, Germany	Owned/Leased

Shared	Greater San Francisco Bay Area, California	Owned/Leased
	Ann Arbor, Michigan	Leased
	Greater Paris Area, France	Leased
	Lille, France	Owned
	Leipzig, Germany	Leased
	Singapore	Leased

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

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Concerning Common Stock

Bio-Rad’s Class A and Class B Common Stock are listed on the New York Stock Exchange with the ticker symbols BIO and BIO.B, respectively.

On February 11, 2025, we had 144 holders of record of Class A Common Stock and 82 holders of record of Class B Common Stock. Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

In July 2023, the board of directors authorized a new share repurchase program ("2023 Share Repurchase Program") granting the Company authority to repurchase, on a discretionary basis, up to $500 million of the outstanding shares of the Company's common stock. In July 2024, the board of directors granted the Company authority to repurchase, on a discretionary basis, up to an additional $500 million of the outstanding shares of the Company’s common stock under the 2023 Share Repurchase Program. During the three months ended December 31, 2024, we did not purchase or otherwise acquire any shares of common stock. As of December 31, 2024, $577.1 million remained available for repurchases under the 2023 Share Repurchase Program.

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P 500 Index, the S&P MidCap 400 Index, and the S&P 500 Life Sciences Tools & Services Index, assuming $100 invested on December 31, 2019, and reinvestment of dividends if paid:

(1) As a result of an S&P 500 Index rebalance, we have been moved from the S&P 500 Index to the S&P MidCap 400 Index and, thus, are presenting both the S&P MidCap 400 Index and the S&P 500 Index for this year of transition.

This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act or the Exchange Act and shall not otherwise be deemed filed under these Acts.

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes which are an integral part of the statements. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 16, 2024, for the discussion of the comparison of the fiscal year ended December 31, 2023 to the fiscal year ended December 31, 2022.

Overview.  We are a multinational developer, manufacturer and worldwide distributor of our own life science research and clinical diagnostics products. Our business is organized into two reportable segments: Life Science and Clinical Diagnostics, with the mission to provide scientists with specialized tools needed for biological research and health care specialists with products needed for clinical diagnostics.

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

We rely on the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control social spending by many governments limits opportunities for growth. Approximately 41% of our 2024 consolidated net sales are derived from the United States and approximately 59% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

We are impacted by ongoing global economic and geopolitical conditions and our business continued to be negatively impacted by the ongoing challenges impacting the biopharma market and small biotech companies. We expect that these conditions will continue to impact our business in 2025.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, future events may cause us to change our assumptions and estimates, which may require adjustment. Actual results could differ from these estimates. We have determined that for the periods reported in this Annual Report on Form 10-K the following accounting policies and estimates are critical in understanding our financial condition and results of operations.

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

We first may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test included in U.S. GAAP. To the extent our assessment identifies adverse conditions, or if we elect to bypass the qualitative assessment, goodwill is tested at the reporting unit level using a quantitative impairment test. We generally estimate the fair value of the reporting units in goodwill impairment assessments using an income approach, which includes an analysis of the future cash flows expected to be generated and the risk associated with achieving such cash flows. This approach requires significant management judgment including the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the reporting unit. Actual results may differ from management’s estimates. There were no impairments for the years ended December 31, 2024, 2023 and 2022.

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

Results of Operations - Sales, Gross Margins and Expenses

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The following table shows Cost of goods sold, Gross profit, components of operating expense, and Net loss as a percentage of Net sales:

	2024	2023
Net sales	100.0%	100.0%
Cost of goods sold	46.3	46.6
Gross profit	53.7	53.4
Selling, general and administrative expense	31.7	31.5
Research and development expense	11.5	9.3
Net loss	(71.9)	(23.9)

Net sales

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales (sales) for the year ended December 31, 2024 were $2.57 billion, compared to $2.67 billion for the year ended December 31, 2023, a decrease of 3.9%. On a currency neutral basis, for the year ended December 31, 2024 sales decreased by approximately 3.6% compared to the same period in 2023. The decrease in sales was driven by lower sales in our Life Science segment.

The Life Science segment sales for the year ended December 31, 2024 were $1.03 billion, a decrease of 12.8% compared to the year ended December 31, 2023. On a currency neutral basis, sales decreased 12.6% compared to the year ended December 31, 2023. The decrease was driven by ongoing weakness in the biotech and biopharma end-markets. Currency neutral sales decreased across all regions.

The Clinical Diagnostics segment sales for the year ended December 31, 2024 were $1.54 billion, an increase of 3.3% compared to the year ended December 31, 2023. On a currency neutral basis, sales increased 3.7% compared to the year ended December 31, 2023. The currency neutral sales increase was primarily driven by an increased demand for our quality control and blood typing products. Currency neutral sales increased across all regions.

Gross margin

Consolidated gross margin was 53.7% for the year ended December 31, 2024 compared to 53.4% for the year ended December 31, 2023. Gross margin for the Life Science segment and Clinical Diagnostics segment for the year ended December 31, 2024 increased by approximately 0.3 percentage points and 0.5 percentage points, respectively, from the year ended December 31, 2023. The increase in gross margin was primarily driven by favorable product mix and cost control measures, partially offset by higher restructuring and material costs.

Selling, general and administrative expense

Consolidated selling, general and administrative expense (SG&A) decreased to $814.0 million or 31.7% of sales for the year ended December 31, 2024 compared to $841.7 million or 31.5% of sales for the year ended December 31, 2023. The decrease to SG&A expense was primarily due to lower restructuring costs and a reduction in discretionary spending.

Research and development expense

Consolidated research and development (R&D) expense increased to $295.9 million or 11.5% of sales for the year ended December 31, 2024 compared to $247.4 million or 9.3% of sales for the year ended December 31, 2023. The increase in R&D expense in the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a one-time acquired in-process research and development expense of $29.5 million in 2024 and an increase in the fair value of contingent consideration of $12.5 million impacting R&D expense in 2024 compared to a decrease in the fair value of contingent consideration of $14.0 million impacting R&D expense in 2023.

Results of Operations – Non-operating

Interest expense

Interest expense for the years ended December 31, 2024 and 2023 was $48.9 million and $49.4 million, respectively, which primarily consisted of interest expense related to the $1.2 billion Senior Notes.

Foreign currency exchange (gains) losses

Foreign currency exchange (gains) losses, net consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange net gains were $3.9 million and $7.3 million for the years ended December 31, 2024 and December 31, 2023, respectively. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities and loan receivable

Losses from change in fair market value of equity securities and loan receivable was $2.66 billion and $1.25 billion for the years ended December 31, 2024 and 2023, respectively. The change in the fair market value primarily resulted from the recognition of higher holding losses of $2.68 billion compared to $1.26 billion in the year ended December 31, 2023 on our position in Sartorius AG. In addition, holding gains from the change in fair market value of our loan receivable of $12.5 million in the year ended December 31, 2024, compared to holding losses of $6.8 million in the year ended December 31, 2023 contributed to the change.

Other income, net

Other income, net includes investment and dividend income, interest income on our cash and cash equivalents, short-term investments and long-term marketable securities. Other income, net for the year ended December 31, 2024 decreased to $90.3 million compared to $106.5 million for the year ended December 31, 2023. The decrease was primarily attributable to lower dividend income from Sartorius AG in 2024 compared to 2023.

Effective tax rate

Our effective tax rates were 21.3% and 25.0% for the years ended December 31, 2024 and 2023, respectively. The effective tax rates for the years ended December 31, 2024 and 2023 were primarily driven by the unrealized gain/loss in equity securities that was taxed at 22.6% and 22.3%, respectively, as well as the geographical mix of earnings.

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

As of December 31, 2024, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $18.1 million.

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

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade. Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world. Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price. Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes. In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Revolving Credit Agreement that we entered into in February 2024, and to a lesser extent international lines of credit. Borrowings under the Revolving Credit Agreement are available on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Revolving Credit Agreement as of December 31, 2024, however, $5.7 million was utilized for domestic standby letters of credit that reduced our borrowing availability. As of December 31, 2024, our short-term investments include the net cash proceeds from the sale of Senior Notes of $1.186 billion. Interest is payable semiannually in arrears on March 15 and September 15 of each year. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital for the next twelve months and beyond.

At December 31, 2024, we had available $1.7 billion in cash, cash equivalents and short-term investments, of which approximately 14% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws, and there are no substantial incremental costs.

Cash Flows from Operations

Net cash provided by operations was $455.2 million and $374.9 million for the years ended December 31, 2024 and 2023, respectively. The increase in operating cash flows was primarily due to lower cash paid to suppliers and employees, lower income tax paid, and higher proceeds from foreign exchange contracts, partially offset by lower cash received from customers and lower dividend proceeds from Sartorius AG.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of cash used for purchases of marketable securities and investments, and acquisitions.

Net cash used in investing activities was $160.2 million compared to net cash provided by investing activities of $20.2 million for the years ended December 31, 2024 and 2023, respectively, primarily due to the timing of our purchases, maturities and sales of marketable securities and investments.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of cash used for stock related activity, including the issuance of common stock and repurchases of treasury stock.

Net cash used in financing activities was $218.8 million and $425.6 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily attributable to lower payments for share repurchases, partially offset by a one-time payment of contingent consideration.

Treasury Shares

During the year ended December 31, 2024, 183,567 shares of Class A treasury stock with an aggregate total cost of $64.0 million were reissued to fulfill grants to employees under our restricted stock program and our Employee Stock Purchase Program. Upon reissuing the Class A treasury stock, Additional paid-in capital was reduced by $48.2 million from share reissuance activity during the year.

During the year ended December 31, 2023, 160,811 shares of Class A treasury stock with an aggregate total cost of $64.1 million were reissued to fulfill grants to employees under our restricted stock program and our Employee Stock Purchase Program. Upon reissuing the Class A treasury stock, Additional paid-in capital was reduced by $49.7 million from share reissuance activity during the year.

The re-issuance of the treasury stock for the years ended December 31, 2024 and 2023 did not require cash payments or receipts and therefore did not affect liquidity.
During the year ended December 31, 2024, we repurchased 690,857 shares of Class A common stock for $201.6 million under our share repurchase programs, compared to the repurchase of 1,267,757 shares of our common stock for $428.7 million during the year ended December 31, 2023. As of December 31, 2024, $577.1 million of stock remained available for repurchases under the Company's 2023 Share Repurchase Program. We designated these repurchased shares as treasury stock.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2024 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$1,210.4	$1.2	$401.0	$1.1	$807.1
Interest payments (1)	$257.7	$43.9	$77.4	$61.4	$75.0
Operating lease obligations (2)	$195.5	$46.8	$66.0	$39.4	$43.3
Purchase obligations (3)	$77.8	$60.1	$17.7	$—	$—
Long-term liabilities (4)	$90.8	$4.4	$17.5	$10.0	$58.9

(1) These amounts represent expected cash payments, primarily from Senior Notes, which are included in our December 31, 2024 consolidated balance sheet. See Note 6 of the consolidated financial statements for additional information about our debt.

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

(4) These amounts primarily represent recognized long-term obligations for other post-employment benefits and long-term deferred revenue. Excluded from this table are tax liabilities for uncertain tax positions and contingencies in the amount of $81.1 million. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above. See Note 7 of the consolidated financial statements for additional information about our income taxes. See Note 13 of the consolidated financial statements for additional information about these purchase obligations.

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

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates. All other variables were held constant. Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates. A hypothetical 10% depreciation / appreciation of foreign currencies relative to the U.S. dollar would result in an unrealized gain / loss of $32.1 million on our derivative position as of December 31, 2024. The gains or losses on foreign currency forward contracts resulting from changes in currency exchange rates are expected to approximately offset remeasurement losses or gains on the exposures being hedged.

Interest Rate Risk.  Bio-Rad centrally manages the short-term cash surpluses and maintains a diversified portfolio of high-quality fixed income securities, such as U.S. Treasury, U.S. government agency securities, corporate notes and bonds, and asset backed securities. A sharp rise in interest rates could have a material adverse impact on the fair value of our fixed-income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. A hypothetical increase or decrease in interest rates by 50 and 100 basis points would have resulted in a decrease or increase in the fair value of our net investment position of approximately $10.9 million and $21.7 million, respectively, as of December 31, 2024.

As of December 31, 2024, we had $1.20 billion in principal amount of fixed-rate long-term debt outstanding. Interest rate changes affect the fair value of our notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

Share price movement risk associated with our investment in Sartorius. We face financial statement exposure resulting from changes in the market value of our position in Sartorius. A 10% depreciation / appreciation on the quoted stock prices for ordinary and preference shares of Sartorius at December 31, 2024, would result in an approximate loss / gain of $0.45 billion reported in the financial statement line Losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss) for the year ended December 31, 2024.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio-Rad Laboratories, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence over net sales

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company recorded $2.6 billion of net sales for the year ended December 31, 2024. The Company is a multinational manufacturer and worldwide distributor of its own life science research products and clinical diagnostics products. The Company recognizes revenue through the sale of products, services, license of intellectual property and rental of instruments.

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
February 14, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio‑Rad Laboratories, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Bio-Rad Laboratories, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 14, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Santa Clara, California
February 14, 2025

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$488.1	$403.8
Short-term investments	1,176.4	1,203.3
Restricted investments	—	5.6
Accounts receivable, less allowance for credit losses of $9.2 and $14.9 as of December 31, 2024 and 2023, respectively	452.5	489.0
Inventory	760.0	780.5
Prepaid expenses	122.6	140.0
Other current assets	30.7	26.1
Total current assets	3,030.3	3,048.3

Property, plant and equipment, net	528.1	529.0
Operating lease right-of-use assets	160.5	194.7
Goodwill, net	410.5	413.6
Purchased intangibles, net	293.6	320.5
Other investments	4,839.2	7,698.1
Other assets	101.9	94.9
Total assets	$9,364.1	$12,299.1

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(continued)
(In millions, except share data)

	December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122.3	$144.6
Accrued payroll and employee benefits	124.2	139.9
Current maturities of long-term debt and notes payable	1.2	0.5
Income and other taxes payable	31.2	35.8
Current operating lease liabilities	41.7	40.4
Other current liabilities	147.2	161.6
Total current liabilities	467.8	522.8

Long-term debt, net of current maturities	1,200.4	1,199.1
Deferred income taxes	818.0	1,475.5
Operating lease liabilities	131.4	165.5
Other long-term liabilities	177.2	195.0
Total liabilities	2,794.8	3,557.9

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 25,191,463 and 25,169,944 at 2024 and 2023, respectively; shares outstanding - 22,936,735 and 23,422,506 at 2024 and 2023, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued and outstanding - 5,074,409 and 5,095,930 at 2024 and 2023, respectively	—	—
Additional paid-in capital	463.2	449.1
Class A treasury stock at cost, 2,254,728 shares at 2024 and 1,747,438 shares at 2023	(772.1)	(632.5)
Retained earnings	7,416.4	9,260.6
Accumulated other comprehensive loss	(538.2)	(336.0)
Total stockholders’ equity	6,569.3	8,741.2
Total liabilities and stockholders’ equity	$9,364.1	$12,299.1
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income (Loss)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Year Ended December 31,
	2024	2023	2022

Net sales	$2,566.5	$2,671.2	$2,802.2
Cost of goods sold	1,187.6	1,244.3	1,234.9
Gross profit	1,378.9	1,426.9	1,567.3
Selling, general and administrative expense	814.0	841.7	827.8
Research and development expense	295.9	247.4	256.9
Income from operations	269.0	337.8	482.6
Interest expense	48.9	49.4	38.1
Foreign currency exchange gains, net	(3.9)	(7.3)	(0.2)
Losses from change in fair market value of equity securities and loan receivable	2,656.8	1,252.3	5,193.6
Other income, net	(90.3)	(106.5)	(44.7)
Net loss before income taxes	(2,342.5)	(850.1)	(4,704.2)
Benefit from income taxes	498.3	212.8	1,076.7
Net loss	$(1,844.2)	$(637.3)	$(3,627.5)

Basic and diluted loss per share:
Net loss per share	$(65.36)	$(21.82)	$(121.79)
Weighted average common shares	28,214	29,209	29,785

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(1,844.2)	$(637.3)	$(3,627.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(206.3)	132.4	(296.0)
Foreign other post-employment benefits adjustments	1.0	(12.8)	20.8
Net unrealized holding gains (losses) on available-for-sale (AFS) investments	3.1	11.2	(16.1)
Other comprehensive income (loss), net of tax	(202.2)	130.8	(291.3)
Comprehensive loss	$(2,046.4)	$(506.5)	$(3,918.8)

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Cash received from customers	$2,553.1	$2,684.2	$2,699.4
Cash paid to suppliers and employees	(2,058.2)	(2,240.5)	(2,408.0)
Interest paid, net	(46.5)	(47.5)	(24.4)
Income tax payments, net	(99.4)	(129.6)	(158.3)
Dividend proceeds and miscellaneous receipts, net	86.1	100.1	68.1
Proceeds from forward foreign exchange contracts, net	20.1	8.2	17.6
Net cash provided by operating activities	455.2	374.9	194.4
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(165.6)	(156.7)	(112.8)
Proceeds from dispositions of property, plant and equipment	0.1	0.2	0.2
Proceeds from divestiture of a division	—	2.5	1.4
Payments for acquisitions, net of cash received	—	—	(100.7)
Payments for acquired in-process research and development	(23.4)	—	—
Payments for purchases of intangible assets	—	—	(1.5)
Payments for purchases of marketable securities and investments	(1,276.6)	(689.0)	(2,060.2)
Proceeds from sales of marketable securities and investments	1,106.0	501.9	708.2
Proceeds from maturities of marketable securities and investments	199.3	361.3	357.8
Net cash (used in) provided by investing activities	(160.2)	20.2	(1,207.6)
Cash flows from financing activities:
Proceeds from issuance of Notes, net of debt financing costs	—	—	1,186.2
Payments on long-term borrowings	(0.4)	(0.5)	(0.5)
Payments for debt issuance costs	(0.6)	—	—
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	19.2	18.5	17.6
Tax payments from net share settlement	(3.4)	(14.9)	(14.0)
Payments for purchases of treasury stock	(203.6)	(428.7)	(215.7)
Payments of contingent consideration	(30.0)	—	—
Net cash (used in) provided by financing activities	(218.8)	(425.6)	973.6
Effect of foreign exchange rate changes on cash	9.2	0.4	3.0
Net increase (decrease) in cash, cash equivalents and restricted cash	85.4	(30.1)	(36.6)
Cash, cash equivalents and restricted cash at beginning of year	404.4	434.5	471.1
Cash, cash equivalents and restricted cash at end of year	$489.8	$404.4	$434.5

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$488.1	$403.8	$434.2
Restricted cash included in Other current assets	1.4	0.2	—
Restricted cash included in Other assets	0.3	0.4	0.3
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$489.8	$404.4	$434.5

These restricted cash items are primarily related to performance guarantees and other restricted deposits.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2021	$—	$441.7	$(106.3)	$13,525.3	$(175.5)	$13,685.2
Net loss	—	—	—	(3,627.5)	—	(3,627.5)
Other comprehensive loss, net of tax	—	—	—	—	(291.3)	(291.3)
Issuance of common stock	—	(3.4)	—		—	(3.4)
Share-based compensation expense	—	60.9	—	—	—	60.9
Purchase of treasury stock	—	—	(215.7)	—	—	(215.7)
Reissuance of treasury stock	—	(51.8)	58.4	0.4	—	7.0
Balance at December 31, 2022	$—	$447.4	$(263.6)	$9,898.2	$(466.8)	$9,615.2
Net loss	—	—	—	(637.3)	—	(637.3)
Other comprehensive income, net of tax	—	—	—	—	130.8	130.8
Share-based compensation expense	—	61.3	—	—	—	61.3
Purchase of treasury stock	—	—	(428.7)	—	—	(428.7)
Reissuance of treasury stock	—	(44.7)	64.1	(0.3)	—	19.1
Shares withheld related to net share settlement of equity awards	—	(14.9)	—	—	—	(14.9)
Excise tax on stock repurchase	—	—	(4.3)	—	—	(4.3)
Balance at December 31, 2023	$—	$449.1	$(632.5)	$9,260.6	$(336.0)	$8,741.2
Net loss	—	—	—	(1,844.2)	—	(1,844.2)
Other comprehensive loss, net of tax	—	—	—	—	(202.2)	(202.2)
Share-based compensation expense	—	62.3	—	—	—	62.3
Purchase of treasury stock	—	—	(201.6)	—	—	(201.6)
Reissuance of treasury stock	—	(44.8)	64.0	—	—	19.2
Shares withheld related to net share settlement of equity awards	—	(3.4)	—	—	—	(3.4)
Excise tax on stock repurchase	—	—	(2.0)	—	—	(2.0)
Balance at December 31, 2024	$—	$463.2	$(772.1)	$7,416.4	$(538.2)	$6,569.3

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Bio-Rad Laboratories, Inc. and all of our wholly and majority owned subsidiaries (referred to in this report as “Bio-Rad,” “we,” “us,” “the Company” and “our”) after elimination of intercompany balances and transactions. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts.

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

Loans receivable represent the Loan extended to Sartorius-Herbst Beteiligungen II GmbH ("SHB") and is collateralized by the pledge of certain trust interests under the Sartorius family trust ("Trust"), which upon termination of the Trust represent the right to receive Sartorius ordinary shares. The collateral is subject to market volatility based on fluctuation in value of the Sartorius ordinary shares.

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

Changes in our allowance for credit losses were as follows (in millions):

December 31,	2024	2023	2022
Beginning balance	$14.9	$15.0	$15.1
Provision for expected credit losses	(0.6)	0.5	1.7
Write-offs charged against the allowance	(5.1)	(0.6)	(1.8)
Ending balance	$9.2	$14.9	$15.0

Inventory

Inventories are valued at the lower of cost and net realizable value and include material, labor and overhead costs. Cost is determined using standard costs, which approximate actual costs, and are relieved from inventory on a first-in, first-out or average cost basis. We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle is classified as long-term on our consolidated balance sheets. The long-term inventory was immaterial as of December 31, 2024 and 2023.

Property, Plant and Equipment, net

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives of property, plant and equipment are generally as follows:

Buildings	10 – 50 years
Leasehold improvements	Life of the improvements or lease term, whichever is shorter
Reagent rental equipment	1 – 5 years
Equipment	3 – 12 years
Computer software	3 – 5 years

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Operating lease liabilities in our consolidated balance sheets. Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and notes payable, and Long-term debt, net of current maturities in our consolidated balance sheets.

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

Intangible assets with indefinite lives, which include only goodwill and in-process research and development assets, are not amortized but instead are recorded at cost and evaluated at least annually for impairment.

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

There were no impairments of finite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022.

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

We determined that there are two reporting units, which are the same as our operating segments, namely Life Science and Clinical Diagnostics. We generally estimate the fair value of the reporting units in goodwill impairment assessments using an income approach, which includes an analysis of the future cash flows expected to be generated and the risk associated with achieving such cash flows. This approach requires significant management judgment including the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the reporting unit. Actual results may differ from management’s estimates. In the current year, we elected to perform a qualitative assessment of goodwill and determined that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts and that goodwill is not impaired for any of our reporting units. There were no impairments of goodwill for the years ended December 31, 2024, 2023 and 2022.

Impairment of Indefinite-Lived Intangible Assets

For indefinite-lived intangible assets, which are comprised of in-process research and development, we conduct an impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist. We first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of each of the in-process research and development assets exceeds its fair value. The qualitative assessment requires the consideration of factors such as adverse macroeconomic conditions, declining market and industry trends in which the company operates, rising cost factors including inflation, and changes in projected future cash flows. If we determine it is more likely than not that the fair value is less than its carrying amount of the in-process research and development assets, a quantitative assessment is performed. The quantitative assessment compares the fair value of the in-process research and development assets to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized for the excess. We elected to perform a qualitative assessment of indefinite-lived intangible assets and determined that it is not more likely than not that the fair value is less than its carrying amount and that in-process research and development are not impaired. There were no impairments of in-process research and development for the years ended December 31, 2024, 2023 and 2022.

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

We enter into contracts that can include various combinations of products and services, which are generally accounted for as distinct performance obligations. A product or service is considered distinct if it is separately identifiable from other deliverables in the arrangement and if a customer can benefit from such product or service on its own or with other resources that are readily available to the customer. The transaction consideration is allocated between separate performance obligations of an arrangement based on the SSP for each distinct product or service.

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

Service revenues on extended warranty contracts are recognized ratably over the life of the service agreement as a stand-ready performance obligation. For arrangements that include a combination of products and services, the transaction price is allocated to each performance obligation based on SSP. The method used to determine the SSP for product and service revenues is based on the observable prices when the product or services have been sold separately.

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

We concluded that the use of the instrument (referred to as “lease elements”) in our reagent rental agreements is not governed by the revenue recognition guidance of ASC 606, Revenue from Contracts with Customers, but instead is addressed by the lease guidance in ASC 842, Leases. Accordingly, we first allocate the transaction price between the lease elements and the non-lease elements based on relative standalone selling prices. Our reagent rental arrangements are predominantly comprised of variable lease payments that fluctuate depending on the volume of reagents purchased, as such arrangements generally do not contain any fixed or minimum lease payments. Maintenance services and reagent sales are allocated to the non-lease elements and recognized as income over time as control is transferred. Maintenance services are recognized ratably over the period whereas reagents revenue is recognized upon transfer of control when either (i) the consumables are delivered or (ii) the consumables are consumed by the customer.

Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% of total revenue in 2024, 3% of total revenue in 2023 and 2% of total revenue in 2022. Such revenue forms part of the Net sales in our consolidated statements of income (loss).

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
Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements including installation services. The deferred revenue balance at December 31, 2024 and December 31, 2023 was $61.5 million and $68.3 million, respectively. The short-term deferred revenue balance at December 31, 2024 and December 31, 2023 was $47.8 million and $51.1 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our consolidated statements of income (loss).

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the consolidated balance sheets. Changes in our warranty liability were as follows (in millions):

	2024	2023	2022
January 1	$8.4	$10.6	$12.7
Provision for warranty	6.1	9.3	8.8
Actual warranty costs	(7.4)	(11.5)	(10.9)
December 31	$7.1	$8.4	$10.6

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

Foreign currency transaction gains and losses are included in Foreign currency exchange gains, net in the consolidated statements of income (loss). Transaction gains and losses result primarily from fluctuations in exchange rates when intercompany receivables and payables are denominated in currencies other than the functional currency of our subsidiary that recorded the transaction.

Forward Foreign Exchange Contracts

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes, nor do we seek hedge accounting treatment for any of our contracts. As a result, these contracts, generally with maturity dates of 90 days or less and denominated primarily in currencies of industrial countries, are recorded as an asset or liability measured at their fair value at each balance sheet date. The resulting gains or losses offset exchange gains or losses, on the related receivables and payables, all of which are recorded in Foreign currency exchange gains, net in the consolidated statements of income (loss). We classify the proceeds from forward foreign exchange contracts, net as cash flows from operating activities in our consolidated statements of cash flows.

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

Loss Per Share

We compute Net loss per share of Class A Common Stock ("Class A") and Class B Common Stock ("Class B") using the two-class method required for participating securities. Our participating securities include Class A and Class B. Each share of Class A and Class B participates equally in earnings and losses, but may not participate equally in dividend distributions. No dividends were distributed or declared during any of the periods presented. Loss is attributable equally to each share of Class A and Class B common stock and is determined based on the weighted average number of the respective class of common stock outstanding for the year.

Accordingly, Basic loss per share is computed by dividing Net loss attributable to Bio-Rad by the weighted average number of common shares outstanding for that period. Diluted loss per share takes into account the effect of dilutive instruments, such as stock options, restricted stock and performance stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding. Potential common shares are excluded from the Diluted loss per share calculation if the effect of including such securities would be anti-dilutive.

The weighted average number of common shares outstanding used to calculate Basic and diluted loss per share, and the anti-dilutive shares that are excluded from the Diluted loss per share calculation are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Basic weighted average shares common outstanding	28,214	29,209	29,785
Effect of potentially dilutive stock options, restricted
stock and performance stock awards	—	—	—
Diluted weighted average common shares outstanding	28,214	29,209	29,785
Anti-dilutive shares	226	212	325

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

In 2021, we extended a loan to a VIE, SHB, a private limited company incorporated under the laws of Germany (See Note 2). We have not consolidated this entity because we do not have the power to direct the activities that most significantly impact the VIE’s economic performance related to repayment of the loan or cash management of the SHB and, thus, we are not considered the primary beneficiary of the VIE. We believe that our maximum exposure to loss as a result of our involvement with the VIE is limited to the receivable due to us from the VIE under the terms of the loan.

Equity Investments

Investments in publicly traded companies in which we do not have the ability to exercise significant influence are reported at fair value, with unrealized gains and losses reported as a component of (gains) losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss). Companies in which we do not have a controlling financial interest, but over which we have significant influence, are accounted for using the equity method (see Note 2). Our share of the after-tax earnings of equity method investees is included in Other income, net in our consolidated statements of income (loss). Investments in privately held companies in which we do not have the ability to exercise significant influence are accounted for using the cost method with adjustments for observable changes in price or impairments (see Note 2). We monitor our relationships with investees when changes occur that could affect whether we have the ability to exercise significant influence.

Recent Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Improvements to Reportable Segment Disclosures”. The ASU includes enhanced disclosure requirements, primarily related to significant segment expenses that are regularly provided to and used by the chief operating decision maker ("CODM"). We adopted ASU 2023-07 effective January 1, 2024. This has been applied retrospectively to all prior periods presented in the financial statements. See Note 15, Segment Information for our updated presentation.

Recent Accounting Pronouncements to be Adopted

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

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. However, on April 4, 2024, the SEC issued an order staying the rule pending the completion of an ongoing judicial review. We are monitoring SEC developments and evaluating the final rule to determine its impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive

Income—Expense Disaggregation Disclosures (Subtopic 220-40)". This ASU requires entities to disclose additional information about specific expense categories in the notes to financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our disclosures.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2024 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Time deposits	$—	$31.2	$—	$31.2
U.S. government sponsored agencies	—	14.9	—	14.9
Money market funds	139.4	—	—	139.4
Total cash equivalents (a)	139.4	46.1	—	185.5
Restricted investments (b)	1.6	—	—	1.6
Equity Securities (c)	4,548.0	—	—	4,548.0
Loan under the fair value option (d)	—	—	317.5	317.5
Available-for-sale investments:
Corporate debt securities	—	533.6	—	533.6
U.S. government sponsored agencies	—	118.6	—	118.6
Foreign government obligations	—	5.2	—	5.2
Municipal obligations	—	9.4	—	9.4
Asset-backed securities	—	430.8	—	430.8
Total available-for-sale investments (e)	—	1,097.6	—	1,097.6
Forward foreign exchange contracts (f)	—	8.8	—	8.8
Total financial assets carried at fair value	$4,689.0	$1,152.5	$317.5	$6,159.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$2.4	$—	$2.4
Total financial liabilities carried at fair value	$—	$2.4	$—	$2.4

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2023 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Commercial paper	$—	$12.5	$—	$12.5
Time deposits	—	36.6	—	36.6
U.S. government sponsored agencies	—	7.0	—	7.0
Money market funds	28.0	—	—	28.0
Total cash equivalents (a)	28.0	56.1	—	84.1
Restricted investments (b)	7.1	—	—	7.1
Equity securities (c)	7,399.3	—	—	7,399.3
Loan under the fair value option (d)	—	—	325.7	325.7
Available-for-sale investments:
Corporate debt securities	—	531.6	—	531.6
U.S. government sponsored agencies	—	255.9	—	255.9
Foreign government obligations	—	12.7	—	12.7
Municipal obligations	—	12.1	—	12.1
Asset-backed securities	—	323.7	—	323.7
Total available-for-sale investments (e)	—	1,136.0	—	1,136.0
Forward foreign exchange contracts (f)	—	4.1	—	4.1
Total financial assets carried at fair value	$7,434.4	$1,196.2	$325.7	$8,956.3

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$11.7	$—	$11.7
Contingent consideration (h)	—	—	17.5	17.5
Total financial liabilities carried at fair value	$—	$11.7	$17.5	$29.2

(a) Cash equivalents are included in Cash and cash equivalents in the consolidated balance sheets.

(b) Restricted investments are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2024	December 31, 2023
Restricted investments	$—	$5.6
Other investments	1.6	1.5
Total	$1.6	$7.1

(c) Equity securities are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2024	December 31, 2023
Short-term investments	$78.8	$67.2
Other investments	4,469.2	7,332.1
Total	$4,548.0	$7,399.3

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

(h) Contingent considerations in a liability position are included in Other long-term liabilities in the consolidated balance sheets. The changes in the fair value of contingent consideration included in Research and development expense and Selling, general and administrative expense amounted to $14.0 million and $4.1 million, respectively, in the consolidated statements of income (loss) for the year ended December 31, 2023. During the year ended December 31, 2024, the settlement of the contingent liability resulted in Research and development expense of $12.5 million in the consolidated statements of income (loss).

Level 1 Fair Value Measurements

As of December 31, 2024, we owned 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG ("Sartorius"), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We owned approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of December 31, 2024. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The change in fair market value of our investment in Sartorius for the twelve months ended December 31, 2024 was a loss of $2,681.6 million and is recorded in our consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of December 31, 2024 and 2023, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$533.1	$2.1	$(1.6)	—	$533.6
Municipal obligations	9.5	—	(0.1)	—	9.4
Asset-backed securities	432.4	1.3	(2.9)	—	430.8
U.S. government sponsored agencies	119.5	0.1	(1.0)	—	118.6
Foreign government obligations	5.2	—	—	—	5.2
	$1,099.7	$3.5	$(5.6)	$—	$1,097.6

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2024 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$87.6	$87.5
Mature in one to five years	712.2	712.5
Mature in more than five years	299.9	297.6
Total	$1,099.7	$1,097.6

Available-for-sale investments consist of the following (in millions):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$534.1	$0.8	$(3.3)	$531.6
Municipal obligations	12.2	—	(0.1)	12.1
Asset-backed securities	325.7	0.7	(2.7)	323.7
U.S. government sponsored agencies	257.4	0.1	(1.6)	255.9
Foreign government obligations	12.8	—	(0.1)	12.7
Total	$1,142.2	$1.6	$(7.8)	$1,136.0

As of December 31, 2024, there were no significant continuous unrealized losses greater than 12 months.

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

At December 31, 2024, we concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of December 31, 2024.
Included in Other current assets are $13.1 million and $11.9 million of interest receivable as of December 31, 2024 and December 31, 2023, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the year ended December 31, 2024, we have not written off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts. As a result, these contracts, generally with maturity dates of 90 days or less, are recorded at their fair value at each balance sheet date. The notional amounts provide one measure of foreign exchange exposures as of December 31, 2024 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates and forward points from Refinitiv on the last business day of the quarter. The resulting gains or losses from foreign exchange contracts offset gains or losses from foreign currency remeasurement of the related receivables and payables, both of which are included in Foreign currency exchange gains, net in the consolidated statements of income (loss).

The following is a summary of our forward foreign currency exchange contracts (in millions):

December 31,
2024
Contracts maturing in January through March 2025 to sell foreign currency:
Notional value	$717.2
Unrealized gain/(loss)	$5.7
Contracts maturing in January through March 2025 to purchase foreign currency:
Notional value	$107.8
Unrealized gain/(loss)	$0.7

Included in Other investments in the consolidated balance sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying value of these investments was $23.0 million and $6.5 million as of December 31, 2024 and December 31, 2023, respectively.

Also included in Other investments in the consolidated balance sheet are our equity method investments, for which our share of the equity method investees earnings is included in Other income, net in our consolidated statements of income (loss). The carrying value of these investments, net of impairments, was $27.9 million and $32.3 million as of December 31, 2024 and December 31, 2023, respectively.

The carrying value and fair value of our long-term debt were as follows (in millions):

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,191.2	$1,098.3	$1,189.5	$1,102.5
Other long-term debt	9.2	9.2	9..6	9.6
Total	$1,200.4	$1,107.5	$1,199.1	$1,112.1

The fair value of our long-term debt was determined based on quoted market prices and on borrowing rates available to the Company at the respective period ends, which represent level 2 measurements.

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II Gmbh ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (“Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in Losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss). The overall change in fair market value reflected in Losses from change in fair market value of equity securities and loan receivable during the twelve months ended December 31, 2024 was a gain of $12.5 million, which includes a $38.4 million gain from change in fair market value of the Loan and a $25.9 million loss from change in fair market value of the value appreciation right. The increase in the fair market value of the loan receivables was due to a closer maturity date and lower discount rate. As of December 31, 2024, the €400.0 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2023	$325.7
Change in estimated fair market value, net	12.5
Foreign currency adjustments gains (losses), net	(20.7)
December 31, 2024	$317.5

3. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2024			2023
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of January 1:
Goodwill	$333.3	$415.5	$748.8	$333.3	$408.4	$741.7
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	122.1	413.6	291.5	115.0	406.5

Acquisitions	—	—	—	—	0.4	0.4
Foreign currency adjustments	—	(3.1)	(3.1)	—	6.7	6.7
Period change, net	—	(3.1)	(3.1)	—	7.1	7.1

Balances as of December 31:
Goodwill	333.3	412.4	745.7	333.3	415.5	748.8
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	$291.5	$119.0	$410.5	$291.5	$122.1	$413.6

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	December 31, 2024
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	4.6	$102.9	$(95.6)	$7.3
Know how	0.8	163.4	(160.0)	3.4
Developed product technology	11.5	215.5	(140.4)	75.1
Licenses	4.0	58.7	(45.6)	13.1
Tradenames	4.6	5.9	(4.8)	1.1
Covenants not to compete	1.3	6.4	(5.5)	0.9
Total finite-lived intangible assets		552.8	(451.9)	100.9
In-process research and development		192.7	—	192.7
Total purchased intangible assets		$745.5	$(451.9)	$293.6

	December 31, 2023
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	5.2	$108.7	$(98.9)	$9.8
Know how	1.8	168.9	(161.1)	7.8
Developed product technology	12.0	217.8	(132.9)	84.9
Licenses	4.9	59.2	(42.4)	16.8
Tradenames	5.6	6.1	(4.7)	1.4
Covenants not to compete	2.3	6.4	(4.8)	1.6
Total finite-lived intangible assets		567.1	(444.8)	122.3
In-process research and development		198.2	—	198.2
Total purchased intangible assets		$765.3	$(444.8)	$320.5

Amortization expense related to purchased intangible assets for the years ended December 31, 2024, 2023 and 2022 was $21.2 million, $23.8 million and $24.9 million, respectively. Estimated future amortization expense (based on existing purchased finite-lived intangible assets) for the years ending December 31, 2025, 2026, 2027, 2028, 2029 and thereafter is $19.3 million, $14.3 million, $12.0 million, $12.0 million, $6.3 million, and $37.0 million, respectively.

4. INVENTORY

Following are the components of Inventory at December 31, 2024 and December 31, 2023 (in millions):

	December 31, 2024	December 31, 2023
Inventory:
Raw materials	$222.0	$231.6
Work in process	243.2	246.0
Finished goods	294.8	302.9
Total Inventory	$760.0	$780.5

5. PROPERTY, PLANT AND EQUIPMENT, NET

Following are the components of Property, plant and equipment, net at December 31, 2024 and December 31, 2023 (in millions):

	December 31, 2024	December 31, 2023
Property, plant and equipment:
Land and improvements	$27.8	$28.4
Building and leasehold improvements	426.3	419.8
Equipment	1,183.2	1,147.5
Total property, plant and equipment	1,637.3	1,595.7
Less: accumulated depreciation and amortization	(1,109.2)	(1,066.7)
Property, plant and equipment, net	$528.1	$529.0

6. NOTES PAYABLE AND LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	December 31, 2024	December 31, 2023
3.3%, Senior Notes due 2027	$400.0	$400.0
3.7%, Senior Notes due 2032	800.0	800.0
Less unamortized discounts and debt issuance costs	(8.8)	(10.5)
Long-term debt less unamortized discounts and debt issuance costs	1,191.2	1,189.5
Finance leases and other debt	10.4	10.1
Less current maturities	(1.2)	(0.5)
Long-term debt	$1,200.4	$1,199.1

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $207.1 million available for borrowing and usage as of December 31, 2024, which was reduced by $15.5 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations.

Senior Notes due 2027 and 2032

In March 2022, pursuant to an indenture we issued $400.0 million in principal amount of Senior Notes due March 2027 (the “2027 Notes”) and $800.0 million in principal amount of Senior Notes due March 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Notes”). The issuance of the 2027 Notes yielded net cash proceeds of $395.7 million at an effective rate of 3.53% and the issuance of the 2032 Notes yielded net cash proceeds of $790.5 million at an effective rate of 3.84%. The 2027 Notes and the 2032 Notes pay a fixed rate of interest of 3.3% and 3.7% per annum, respectively. Interest on the Notes is payable semiannually in arrears on March 15 and September 15 of each year until the principal is paid or made available for payment. We have the option to redeem the Notes at any time, in whole or in part, at a redemption price calculated in accordance with the indenture, plus accrued and unpaid interest thereon to the redemption date. In the event of a change of control, the holders may require us to repurchase for cash all or a portion of their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. Our obligations under the Notes are unsecured senior obligations that rank equally in right of payment with all of our other existing and future unsecured, unsubordinated debt. The Notes include covenants that limit our ability to, among other things, (i) grant specified liens, (ii) engage in specified sale and leaseback transactions, (iii) consolidate or merge with or into other companies or (iv) sell all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2024.

Credit Agreement

In February 2024, we entered into a new $200.0 million unsecured revolving credit agreement ("Revolving Credit Agreement") with a group of financial institutions. The Revolving Credit Agreement replaced the Company's previous credit agreement, dated as of April 15, 2019. Borrowings under the Revolving Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. The Revolving Credit Agreement requires Bio-Rad to comply with certain financial ratios and other customary covenants and provisions. We were in compliance with these covenants as of December 31, 2024. The Revolving Credit Agreement matures in February 2029. As of December 31, 2024, no borrowings were outstanding under the Revolving Credit Agreement; however, $5.7 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of December 31, 2024. If we had borrowed against our Revolving Credit Agreement, the borrowing rate would have been 5.68% at December 31, 2024, which is based on the 3-month Secured Overnight Financing Rate ("SOFR").

Maturities of finance leases and other debt at December 31, 2024 were as follows (in millions):

2025	$1.2
2026	0.5
2027	400.5
2028	0.5
2029	0.6
2030 and thereafter	807.1
Total maturities of finance leases and other debt	$1,210.4

7. INCOME TAXES

The U.S. and international components of income before taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
U.S.	$(1,117.0)	$(31.0)	$(2,403.4)
International	(1,225.5)	(819.1)	(2,300.8)
Income (loss) before taxes	$(2,342.5)	$(850.1)	$(4,704.2)

The benefit from income taxes consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current tax expense:
U.S. Federal	$81.0	$73.8	$112.8
State	14.0	12.0	20.1
International	28.5	17.4	24.1
Current tax expense	123.5	103.2	157.0
Deferred tax (benefit) expense:
U.S. Federal	(571.6)	(291.7)	(1,121.3)
State	(34.7)	(15.7)	(83.6)
International	(20.5)	(15.2)	(36.7)
Deferred tax expense	(626.8)	(322.6)	(1,241.6)
Non-current tax expense (benefit)	5.0	6.6	7.9
Benefit from income taxes	$(498.3)	$(212.8)	$(1,076.7)

The reconciliation between our effective tax rate on income before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
U. S. statutory tax rate	21.0%	21.0%	21.0%
Impact of foreign operations	(11.1)	(20.4)	(10.0)
U.S. taxation of foreign income	11.3	23.8	10.5
State taxes	0.9	2.4	1.1
Other	(0.8)	(1.8)	0.3
Benefit from income taxes	21.3%	25.0%	22.9%

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

Our effective income tax rates were 21.3%, 25.0% and 22.9% for the years ended December 31, 2024, 2023 and 2022, respectively. The effective tax rates for the years ended December 31, 2024, 2023 and 2022 were primarily driven by the unrealized gain/loss in equity securities that was taxed at 22.6%, 22.3% and 22.5%, respectively, as well as the geographic mix of earnings.

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

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Bad debt, inventory and warranty accruals	$28.2	$29.4
Other post-employment benefits, vacation and other reserves	17.0	17.5
Tax credit and net operating loss carryforwards	131.0	126.4
Lease obligations	34.0	41.9
Other	40.8	48.8
Total gross deferred tax assets	251.0	264.0
Valuation allowance	(95.2)	(53.2)
Total deferred tax assets	155.8	210.8
Deferred tax liabilities:
Property and equipment	37.7	40.4
Lease assets	31.4	38.4
Investments and intangible assets	858.1	1,565.0
Total deferred tax liabilities	927.2	1,643.8
Net deferred tax liabilities	$(771.4)	$(1,433.0)

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our federal, state and foreign deferred tax assets will not be realized as of December 31, 2024, and have maintained a valuation allowance on such deferred tax assets.

The valuation allowance for deferred tax assets is as follows (in millions):

	December 31,
	2024	2023	2022
Beginning balance	$53.2	$72.8	$46.4
Additions charged to expenses	42.0	—	26.4
Deductions from reserves	—	(19.6)	—
Ending balance	$95.2	$53.2	$72.8

As of December 31, 2024, our federal, state and foreign net operating loss carryforwards were approximately $9.0 million, $29.5 million and $266.2 million, respectively. Of our foreign net operating losses, $163.5 million may be carried forward indefinitely. The majority of the remaining foreign net operating losses, if not utilized, will begin to expire in 2025. Our federal and state net operating loss carryforwards, if not utilized, will begin to expire in 2028. As of December 31, 2024, our federal and state tax credit carryforwards were approximately $8.3 million and $81.3 million, respectively. Our federal tax credits, if not utilized, will begin to expire in 2029, and our state tax credits, generally, may be carried forward indefinitely.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2024	2023	2022
Unrecognized tax benefits – January 1	$84.7	$85.5	$61.9
Additions to tax positions related to prior years	1.7	0.2	18.1
Reductions to tax positions related to prior years	(2.3)	(12.8)	(0.2)
Additions to tax positions related to the current year	6.0	11.6	9.8
Settlements	(1.5)	(0.2)	(2.2)
Lapse of statute of limitations	(1.5)	(0.9)	(0.8)
Foreign currency adjustments	(0.4)	1.3	(1.1)
Unrecognized tax benefits – December 31	$86.7	$84.7	$85.5

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the cumulative amount of accrued interest and penalties as of December 31, 2024, 2023 and 2022 was $12.6 million, $9.6 million and $6.7 million, respectively. We accrued interest and penalties of $3.0 million, $2.8 million, and $(1.1) million for the years ended December 31, 2024, 2023, and 2022, respectively. The total unrecognized tax benefits and interest and penalties of $99.3 million as of December 31, 2024 was partially offset by deferred tax assets of $18.2 million and prepaid taxes of $2.6 million, for a net amount of $78.5 million.

As of December 31, 2024, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $18.1 million. Substantially all such amounts will impact our effective income tax rate if recognized.

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs. The determination of the amount of the unrecognized deferred tax liability for foreign earnings that are indefinitely reinvested is not practicable to estimate.

8. STOCKHOLDERS' EQUITY

Bio-Rad’s issued and outstanding stock consists of Class A and Class B common stock. Each share of Class A and Class B common stock participates equally in the earnings and losses of Bio-Rad, and each share is identical to the next in all respects except as follows. Class A common stock has limited voting rights compared to Class B. Each share of Class A is entitled to one-tenth of a vote on most matters, whereas each share of Class B is always entitled to one vote. Additionally, Class A stockholders are entitled to elect 25% of the directors, with Class B stockholders electing the remaining directors. Cash dividends may be paid on Class A shares without paying a cash dividend on Class B shares. In contrast, no cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the stockholder. The founders of Bio-Rad, the Schwartz family, collectively hold a majority of Bio-Rad’s voting stock. As a result, the Schwartz family is able to exercise control over Bio-Rad.

Changes to Bio-Rad's issued common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at January 1, 2022	25,134	5,078
Class B to Class A conversions	20	(20)
Issuance of common stock	8	16
Balance at December 31, 2022	25,162	5,074
Class B to Class A conversions	8	(8)
Issuance of common stock	—	30
Balance at December 31, 2023	25,170	5,096
Class B to Class A conversions	21	(21)
Issuance of common stock	—	—
Balance at December 31, 2024	25,191	5,075

Treasury Shares

The share repurchase activity under the share repurchase programs through open market transactions for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

	Number of Shares Purchased	Weighted-Average Price per Share	Total Shares Repurchased To Date	Remaining Authorized Value (in millions)
May 1, 2022 - May 31, 2022	255,284	$489.65	918,367	$98.1
November 1, 2022 - November 30, 2022	241,408	$375.63	1,159,775	$207.4
May 1, 2023 – May 31, 2023	549,863	$377.20	1,709,638	$—
September 1, 2023 – September 30, 2023	58,478	$364.61	1,768,116	$478.7
November 1, 2023 – November 30, 2023	659,416	$303.30	2,427,532	$278.7
March 1, 2024 – March 31, 2024	14,250	$329.98	2,441,782	$274.0
May 1, 2024 – May 31, 2024	221,893	$289.69	2,663,675	$209.7
June 1, 2024 – June 30, 2024	124,333	$287.29	2,788,008	$174.0
July 1, 2024 – July 31, 2024	328,171	$293.01	3,116,179	$577.8
August 1, 2024 – August 31, 2024	2,210	$321.73	3,118,389	$577.1

For the years ended December 31, 2024 and 2023, we used 183,567 and 160,811, respectively, of the repurchased shares in connection with the vesting of restricted stock units and our Employee Stock Purchase Program. As of December 31, 2024, the Company had repurchased $1,072.9 million under the 2017 Share Repurchase Program, which completed the level of authorized purchases under that share repurchase program. In July 2023, the board of directors authorized a new share repurchase program ("2023 Share Repurchase Program") granting the Company authority to repurchase, on a discretionary basis, up to $500 million of the outstanding shares of the Company's common stock. In July 2024, the board of directors granted the Company authority to repurchase, on a discretionary basis, up to an additional $500 million of the outstanding shares of the Company’s common stock under the 2023 Share Repurchase Program. As of December 31, 2024, $577.1 million remained available for repurchases under the 2023 Share Repurchase Program.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our consolidated balance sheets and consolidated statements of changes in stockholders' equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total Accumulated other comprehensive income (loss)
Balances as of January 1, 2023	$(466.5)	$10.0	$(10.3)	$(466.8)
Other comprehensive (loss) income, before reclassifications	132.9	(13.1)	13.4	133.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.7	1.2	1.9
Income tax effects	(0.5)	(0.4)	(3.4)	(4.3)
Other comprehensive income (loss), net of income taxes	132.4	(12.8)	11.2	130.8
Balances as of December 31, 2023	$(334.1)	$(2.8)	$0.9	$(336.0)
Other comprehensive income (loss), before reclassifications	(207.0)	(0.7)	6.3	(201.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.6	(2.2)	(0.6)
Income tax effects	0.7	0.1	(1.0)	(0.2)
Other comprehensive income (loss), net of income taxes	(206.3)	1.0	3.1	(202.2)
Balances as of December 31, 2024	$(540.4)	$(1.8)	$4.0	$(538.2)

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

The impact to Income (loss) before income taxes for amounts reclassified out of Accumulated other comprehensive income (loss) into Other income, net in the condensed consolidated statements of income (loss) were as follows (in millions):

Components of comprehensive income (loss)	December 31, 2024	December 31, 2023
Amortization of foreign other post-employment benefit items	$(1.6)	$(0.7)
Net holding gains (losses) on equity securities and available-for-sale investments	$2.2	$(1.2)

10. SHARE-BASED COMPENSATION/EQUITY AWARDS AND PURCHASE PLANS

Equity Award Plan

The 2017 Incentive Award Plan, as amended ("2017 Plan") authorizes the grant of stock options, restricted stock, restricted stock units, performance-based stock units and other types of equity awards to officers and certain other employees. Stock options are granted at exercise prices not less than the fair market value of the underlying common stock on the date of grant and have a maximum term of 10 years. We may issue stock options for either Class A or Class B common stock. Prior to September 2020, equity awards granted vest in increments of 20% per year on the yearly anniversary date of the grant. Starting in September 2020, equity awards granted vest in increments of 25% per year on the yearly anniversary date of the grant.

A total of 2,108,724 shares have been reserved for issuance of equity awards under the 2017 Plan and may be of either Class A or Class B common stock. At December 31, 2024, there were 906,156 shares available to be granted.

Performance-based Stock awards

Bio-Rad granted certain executive officers Performance-based stock unit (PSU) awards in 2022 and 2023, which are administered under the 2017 Plan. PSUs generally vest over a three-year performance period based on achievement of specific performance goals. Based on the extent to which the targets are achieved, vested shares may range from zero to 200 percent of the target award. No PSUs vested during the year ended December 31, 2024 which was the last period in which issued PSUs were eligible for vesting.

We consider the dilutive impact of PSUs in our diluted net income per share calculation only to the extent that the performance conditions would have been met if the reporting period was the end of the performance period.

Employee Stock Purchase Plan
Our 2011 Employee Stock Purchase Plan ("2011 ESPP" or "ESPP") provides that eligible employees may contribute up to the greater of 10% of their compensation or $25,000 annually towards the quarterly purchase of our Class A common stock. The employees’ purchase price is 85% of the lesser of the fair market value of the stock on the first business day or the last business day of each calendar quarter. The Board of Directors authorized the sale of 1,300,000 shares of Class A common stock under the 2011 ESPP.

Share-Based Compensation

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases and restricted stock unit awards, including performance-based stock awards. Share-based compensation expense is allocated in the consolidated statements of income (loss) as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Cost of goods sold	$6.5	$6.1	$5.4
Selling, general and administrative expense	42.9	43.9	45.6
Research and development expense	12.9	11.3	9.9
Share-based compensation expense	$62.3	$61.3	$60.9

The income tax benefit related to share-based compensation expense was $10.6 million, $9.8 million and $8.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. We did not capitalize any share-based compensation expense as it was immaterial.

The tax benefit (expense) from equity awards vested or exercised during the years ended December 31, 2024, 2023 and 2022 was $(3.5) million, $1.3 million and $4.0 million, respectively.

For equity awards, we amortize the grant date fair value on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We recognize forfeitures as they occur.

Stock Options

No stock options were granted during the years ended December 31, 2023 and 2022. The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2024:

Year Ended December 31,
2024
Expected volatility	32.5%
Risk-free interest rate	4.07%
Expected life (in years)	6.3
Expected dividend	—
Weighted-average fair value of options granted	$137.14

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

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2024	89,760	$410.50
Granted	50,907	$343.76
Exercised	(8,500)	$277.77
Forfeited	(30,925)	$463.19
Outstanding, December 31, 2024	101,242	$371.99	6.06	$2.0

Unvested, December 31, 2024	38,692	$367.21	9.06	$—
Exercisable, December 31, 2024	62,550	$374.95	4.21	$2.0

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value on the date of exercise of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $0.5 million, $20.2 million and $15.2 million, respectively.

No cash was received from stock options exercised during the year ended December 31, 2022. Cash received from stock options exercised during the years ended December 31, 2024 and December 31, 2023 amounted to $2.4 million and $0.7 million, respectively.

As of December 31, 2024, there was $4.5 million of total unrecognized compensation expense from stock options. This amount is expected to be recognized in the future over a remaining weighted-average period of approximately three years.

Restricted Stock Units - Service-based

Restricted stock units are rights to receive shares of company stock. The fair value of a restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following tables summarize restricted stock units activity:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, January 1, 2024	344,593	$460.22
Granted	247,367	$328.56
Vested	(119,848)	$475.00
Forfeited	(43,690)	$448.94
Outstanding, December 31, 2024	428,422	$381.21	1.87	$140.7

The total fair value of restricted stock units - service-based vested for the years ended December 31, 2024, 2023 and 2022 was $40.2 million, $44.7 million and $54.5 million, respectively. As of December 31, 2024, there was approximately $143.7 million of total unrecognized compensation expense related to restricted stock units. This amount is expected to be recognized over a remaining weighted-average period of approximately three years.

Employee Stock Purchase Plan

The fair value of the employees’ purchase rights under the 2011 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	32.4%	35.4%	41.3%
Risk-free interest rate	5.29%	5.15%	1.71%
Expected life (in years)	0.25	0.24	0.25
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$68.78	$90.11	$124.26

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

We sold 65,200 shares for total employee contributions of $16.3 million, 56,985 shares for total employee contributions of $17.8 million and 44,480 shares for total employee contributions of $17.6 million under the 2011 ESPP to employees for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, 353,679 shares remain authorized and available for issuance under the 2011 ESPP.

11. OTHER INCOME, NET

Other income, net includes the following components (in millions):

	Year Ended December 31,
	2024	2023	2022

Interest and investment income	$(82.0)	$(100.9)	$(58.1)
Net realized gains on investments	(6.7)	(0.7)	(2.3)
Other-than-temporary impairment losses on investments	—	—	11.9
Current expected credit losses on loans to equity method investees	—	—	7.5
Gain on divestiture of a division	—	—	(1.4)
Escrow receipts on prior acquisition	—	(2.5)	—
Other income	(1.6)	(2.4)	(2.3)
Other income, net	$(90.3)	$(106.5)	$(44.7)

12. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net loss to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(1,844.2)	$(637.3)	$(3,627.5)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	151.6	145.9	137.3
Reduction in the carrying amount of right-of-use assets	41.2	46.5	39.9
Share-based compensation	62.3	61.3	60.9
Acquired in-process research and development	29.5	—	—
Other-than-temporary impairment losses on investments	—	—	11.9
Current expected credit losses on loans	—	—	7.5
Losses from change in fair market value of equity securities and loan receivable	2,656.8	1,252.3	5,193.6
Gain on divestiture of a division	—	(2.5)	(1.4)
Payments for operating lease liabilities	(42.8)	(41.0)	(38.1)
Changes in fair value of contingent consideration	12.5	(18.1)	—
(Increase) decrease in accounts receivable	16.2	11.4	(87.4)
(Increase) decrease in inventories	8.5	(46.3)	(158.8)
(Increase) decrease in other current assets	(2.2)	5.6	(27.3)
Decrease in accounts payable and other current liabilities	(40.9)	(51.8)	(94.2)
Increase (decrease) in income taxes payable	24.1	(21.3)	(1.2)
Decrease in deferred income taxes	(626.8)	(322.6)	(1,241.6)
Increase in other long-term assets	(5.3)	(3.7)	(5.1)
Increase (decrease) in other long-term liabilities	5.6	(4.1)	5.6
Other	9.1	0.6	20.3
Net cash provided by operating activities	$455.2	$374.9	$194.4

Non-cash investing activities:
Purchased property, plant and equipment	$4.2	$6.9	$7.3
Purchased marketable securities and investments	$—	$0.4	$—

13. COMMITMENTS AND CONTINGENT LIABILITIES

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees. Contributions are made at the discretion of management. As of December 31, 2024 and 2023, the liability related to the U.S. profit sharing plan was $1.9 million and $1.9 million, respectively. The contribution expense was $20.4 million, $20.2 million and $19.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Purchase Obligations

As of December 31, 2024, we had purchase obligations that have not been recognized on our balance sheet of $77.8 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered to Bio-Rad, generally within Accounts payable or Other current liabilities.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2024 were as follows (in millions):

2025	$60.1
2026	16.0
2027	1.7
2028	—
2029	—
2030 and thereafter	—

Long-Term Liabilities

As of December 31, 2024, we had obligations that have been recognized on our balance sheet of $90.8 million, which primarily represent long-term deferred revenue and other post-employment benefits. Excluded are tax liabilities for uncertain tax positions and contingencies. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded.

The annual future fixed and determinable portion of our obligations that have been recognized on our balance sheet as of December 31, 2024 were as follows (in millions):

2025	$4.4
2026	9.1
2027	8.4
2028	5.6
2029	4.4
2030 and thereafter	58.9

Letters of Credit/Guarantees

In the ordinary course of business, we are at times required to post letters of credit/guarantees. The letters of credit/guarantees are issued by financial institutions to guarantee our obligations to various parties. We were contingently liable for $15.5 million of standby letters of credit/guarantees with financial institutions as of December 31, 2024.

Other Post-Employment Benefits
In several foreign locations we are statutorily required to provide retirement benefits or a lump sum termination indemnity to our employees upon termination for virtually any reason. These plans are accounted for as defined benefit plans and the associated net benefit obligation as of December 31, 2024 and 2023 of $59.2 million and $62.2 million, respectively, has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets. Most plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets or settle these obligations. However, some of these plans require funding based on local laws in which there is a trust or other device administered by an external plan manager that is used to accumulate assets to assist in settling these obligations. The following disclosures include such plans, which are located in France, Switzerland, Germany, Korea, India, Thailand, Italy, Dubai and Japan.

Obligations and Funded Status
The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the Consolidated Balance Sheets for the plans (in millions):

Change in benefit obligation:	2024	2023
Benefit obligation at beginning of year	$154.4	$129.2
Service cost	4.9	5.4
Interest cost	2.7	3.4
Plan participants' contributions	3.0	3.3
Actuarial (gain) loss	2.4	14.0
Gross benefits paid	(1.2)	(1.0)
Plan amendments	(0.8)	(0.7)
Acquisitions	—	2.5
Settlements	(14.4)	(10.6)
Foreign currency adjustments	(10.7)	8.9

Benefit obligation at end of year	140.3	154.4

Change in plan assets:
Fair value of plan assets at beginning year	92.2	82.4
Actual return on plan assets	2.6	1.7
Employer contributions	3.5	4.7
Plan participants' contributions	3.0	3.3
Gross benefits paid	0.7	0.3
Acquisitions	—	2.4
Settlements	(14.3)	(10.5)
Foreign currency adjustments	(6.6)	7.9

Fair value of plan assets at end of year	81.1	92.2

Underfunded status of plans	(59.2)	(62.2)

Amounts recognized in the consolidated balance sheets:
Current liabilities (Accrued payroll and employee benefits)	(2.3)	(2.7)
Noncurrent liabilities (Other long-term liabilities)	(56.9)	(59.5)

Net liability, end of fiscal year	$(59.2)	$(62.2)

Components of Net Periodic Benefit Cost
The following sets forth the net periodic benefit cost (income) for the periods indicated (in millions):

	2024	2023	2022
Service costs	$4.9	$5.4	$6.6
Interest costs	2.7	3.4	0.8
Expected returns on plan assets	(1.6)	(2.2)	(1.0)
Amortization of actuarial losses	—	(0.1)	0.3
Amortization of prior service costs	(0.5)	(0.4)	(0.3)
Settlements	2.2	1.3	(0.2)

Net periodic benefit costs	$7.7	$7.4	$6.2

Assumptions

The above actuarial net gains were primarily based on financial, demographic and experience assumptions.

The weighted-average assumptions used in computing the benefit obligations were as follows:

	2024	2023
Discount rate	1.6%	2.0%
Compensation rate increase	1.8%	1.8%

The weighted-average assumptions used in computing the net periodic benefit costs were as follows:

	2024	2023	2022
Discount rate	1.9%	2.5%	0.6%
Expected long-term rate of return on plan assets	1.8%	2.6%	1.3%

The accumulated benefit obligation ("ABO"), an estimate based on the assumption if these plans were to be terminated immediately, as of December 31, 2024 and 2023 was $122.1 million and $114.8 million, respectively. The ABO and fair value of plan assets for these plans with ABO in excess of plan assets were $41.0 million and $22.6 million as of December 31, 2024 and 2023, respectively.

In some foreign locations we have service award plans that are paid based upon the number of years of employment. Under these plans, the liability as of December 31, 2024 and 2023 was $2.2 million and $2.4 million, respectively, and has been included in Accrued payroll and employee benefits and Other long-term liabilities in the consolidated balance sheets.

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2024, approximately 6 percent of Bio-Rad's approximately 3,297 U.S. employees were covered by a collective bargaining agreement, which will expire on November 14, 2025. Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

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

15. SEGMENT INFORMATION

Bio-Rad is a multinational developer, manufacturer and worldwide distributor of its own life science research products and clinical diagnostics products. We have two reportable segments: Life Science and Clinical Diagnostics. These reportable segments are strategic business lines that offer more than 12,000 different products and services and require different marketing strategies. We do not disclose quantitative information about our different products and services as it is impractical to do so based primarily on the numerous products and services that we sell and the global markets that we serve.

The Life Science segment develops, manufactures, and markets instruments, systems, reagents, and consumables used for biological research, biopharmaceutical production processes, food testing regimes, and science education. These products are sold to universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology researchers, food producers and food testing laboratories.

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

The accounting policies of the segments are the same as those described in Significant Accounting Policies (see Note 1). During the year ended December 31, 2024, the segment measure of profit and loss used by our chief operating decision maker ("CODM") was changed from Operating Income to Gross Profit, which represents Net sales reduced by Cost of goods sold. As a result, our disclosed measure of segment profit and loss has been updated consistent with the revised manner in which our CODM evaluates segment performance and allocates resources. The change aligns with our renewed focus on operating performance and Gross Profit as the key driver in management's performance optimization strategy and was informed by recent appointments to our senior leadership team during the year ended December 31, 2024. Prior period segment information has been retrospectively adjusted to reflect this change. We identify our CODM to be our Chairman of the Board and Chief Executive Officer.

Information regarding industry segments at December 31, 2024, 2023, and 2022 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Net sales	2024	$1,028.1	$1,537.9	$0.5
	2023	1,178.4	1,489.3	3.5
	2022	1,347.2	1,451.0	4.0

Cost of goods sold	2024	$445.7	$741.3	$0.6
	2023	514.4	725.8	4.1
	2022	532.7	696.5	5.7

Depreciation and amortization	2024	$67.3	$84.3	$—
	2023	62.8	83.1	—
	2022	57.9	79.4	—

Segment profit	2024	$582.4	$796.6	$(0.1)
	2023	664.0	763.5	(0.6)
	2022	814.5	754.5	(1.7)

Segment assets	2024	$286.7	$473.3	$—
	2023	287.1	493.1	0.3
	2022	269.9	448.8	0.6

The following reconciles total segment gross profit to consolidated income (loss) before income taxes (in millions):

	Year Ended December 31,
	2024	2023	2022
Total segment profit	$1,378.9	$1,426.9	$1,567.3
Selling, general and administrative expense	(814.0)	(841.7)	(827.8)
Research and development expense	(295.9)	(247.4)	(256.9)
Interest expense	(48.9)	(49.4)	(38.1)
Foreign currency exchange gains, net	3.9	7.3	0.2
Losses from change in fair market value of equity securities and loan receivable	(2,656.8)	(1,252.3)	(5,193.6)
Other income, net	90.3	106.5	44.7
Consolidated income (loss) before income taxes	$(2,342.5)	$(850.1)	$(4,704.2)

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2024	2023
Total segment assets	$760.0	$780.5
Cash, short-term investments and other current assets	2,270.3	2,267.8
Property, plant and equipment, net, and operating lease right-of-use assets	688.6	723.7
Goodwill, net	410.5	413.6
Other long-term assets	5,234.7	8,113.5
Total assets	$9,364.1	$12,299.1

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$1,041.5	$1,121.9	$1,155.5
Europe	834.1	819.8	851.9
Asia	521.6	563.0	639.4
Other (primarily Canada and Latin America)	169.3	166.5	155.4
Total net sales	$2,566.5	$2,671.2	$2,802.2

The following presents Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes, by geographic region based upon the location of the asset (in millions):

	December 31,
	2024	2023
United States	$461.4	$477.3
Europe	171.3	197.0
Asia	97.1	82.7
Other (primarily Canada and Latin America)	14.1	19.1
Total Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes	$743.9	$776.1

16. LEASES

We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 14 years, which includes our determination to exercise renewal options.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$69.5	$63.4	$57.5

Finance lease cost:
Amortization of right-to-use assets	$0.6	$0.4	$0.4
Interest on lease liabilities	0.7	0.7	0.8
Total finance lease cost	$1.3	$1.1	$1.2

Operating lease cost includes original reduction in the carrying amount of right-of-use assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the years ended December 31, 2024, 2023 and 2022. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the years ended December 31, 2024, 2023 and 2022.

Supplemental cash flow information related to leases were as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42.8	$41.0	$38.1
Operating cash flows from finance leases	$0.7	$0.7	$0.8
Financing cash flows from finance leases	$0.6	$0.4	$0.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$15.5	$53.7	$21.2
Finance leases	$—	$—	$0.1

Supplemental balance sheet information related to leases were as follows (in millions):

	December 31,
	2024	2023
Operating Leases
Operating lease right-of-use assets	$160.5	$194.7

Current operating lease liabilities	$41.7	$40.4
Operating lease liabilities	131.4	165.5
Total operating lease liabilities	$173.1	$205.9

Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and notes payable, and Long-term debt and notes payable, net of current maturities.

	December 31,
	2024	2023

Finance Leases
Property, plant and equipment, gross	$11.7	$11.9
Less: accumulated depreciation and amortization	(6.1)	(5.9)
Property, plant and equipment, net	$5.6	$6.0

Current maturities of long-term debt and notes payable	$0.4	$0.5
Long-term debt, net of current maturities	9.2	9.6
Total finance lease liabilities	$9.6	$10.1

	December 31,
	2024	2023
Weighted Average Remaining Lease Term
Operating leases - in years	6	7
Finance leases - in years	13	14

Weighted Average Discount Rate
Operating leases	4.1%	3.9%
Finance leases	6.5%	6.4%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2025	$46.8	$1.1
2026	37.3	1.1
2027	28.7	1.1
2028	21.6	1.1
2029	17.8	1.1
Thereafter	43.3	9.7
Total lease payments	195.5	15.2
Less imputed interest	(22.4)	(5.6)
Total	$173.1	$9.6

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles and other equipment with shorter terms and higher-turn over.

As of December 31, 2024, operating leases that have not commenced are not material.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables provide unaudited condensed consolidated quarterly financial data for all of the periods in the years ended December 31, 2024 and 2023.

Summarized quarterly financial data for the years ended December 31, 2024 and 2023 are as follows (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Net sales	$610.8	$638.5	$649.7	$667.5
Gross profit	325.9	355.1	355.9	342.0
Net income (loss)	383.9	(2,165.5)	653.2	(715.8)
Basic earnings (loss) per share	13.46	(76.26)	23.37	(25.57)
Diluted earnings (loss) per share	13.45	(76.26)	23.34	(25.57)

2023
Net sales	$676.8	$681.1	$632.1	$681.2
Gross profit	362.4	362.5	335.7	366.3
Net income (loss)	69.0	(1,162.3)	106.3	349.7
Basic earnings (loss) per share	2.33	(39.59)	3.65	12.15
Diluted earnings (loss) per share	2.32	(39.59)	3.64	12.14

18. SUBSEQUENT EVENTS

On February 7, 2025, we initiated a strategy-driven restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in the United States and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain operations to lower cost locations. The restructuring plan is expected to eliminate a total of approximately 5% of our workforce. We anticipate the restructuring plan will be substantially completed by the end of fiscal year 2025.
We estimate that as a result of this restructuring plan we will incur between approximately $45 million and $50 million in total cost, which we anticipate will consist primarily of one-time termination benefits to the affected employees, including cash severance payments, healthcare benefits, and related transition assistance. We anticipate that we will record approximately $30 million to $35 million of the charges related to this restructuring plan in the first quarter of fiscal year 2025 with the balance expected to be recorded by the end of fiscal year 2025.

The amounts are preliminary estimates based on the information currently available to management. It is possible that additional charges and future cash payments could occur in relation to the restructuring actions.

On February 13, 2025, the Company entered a binding offer to purchase all equity interests in Stilla Technologies (“Stilla”) for approximately $225 million in cash, as well as potential future contingent milestone payments for a maximum amount of up to $50 million. The acquisition remains subject to consultation with relevant employee representatives, regulatory approvals, and other customary closing conditions, and is expected to close by the end of the third quarter of 2025. With operations in France and the U.S., Stilla develops and markets next-generation digital PCR instruments, consumables, and assays. Stilla’s Nio® family of all-in-one digital PCR systems aids the development of a wide range of genetic tests and molecular assays across multiple applications.
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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Our internal control over financial reporting has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Management continuously reviews disclosure controls and procedures, and internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2025 annual meeting of stockholders (the “2025 Proxy Statement”) under “Executive Officers,” “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

We have adopted an Insider Trading Compliance Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2025 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and "Pay Ratio Disclosure.” In addition, the information from a portion of the 2025 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2025 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2024
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	535,499	$371.99	1,259,835 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	535,499	$371.99	1,259,835

(1)Consists of the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan as amended, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(2)Consists of 906,156 shares available under the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, as amended and 353,679 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(3)Excludes Restricted Stock Units and Performance Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2025 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is "KPMG LLP, Santa Clara, CA, Auditor Firm ID: 185"

The information required to be furnished by this item is incorporated by reference from a portion of the 2025 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1	Index to Financial Statements – See Item 8 of Part II of this report “Financial Statements and
Supplementary Data" on page 34 for a list of financial statements.

2	Schedule II Valuation and Qualifying Accounts

All financial statement schedules are omitted because they are not required, or the required information is included in the consolidated financial statements or the notes thereto.

3	Index to Exhibits

The exhibits listed below in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

BIO-RAD LABORATORIES, INC. INDEX TO EXHIBITS ITEM 15(a)3

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

Exhibit No.

3.1	Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.1.1	Certificate of Amendment to Restated Certificate of Incorporation of Bio-Rad Laboratories, Inc. (1)

3.2	Amended and Restated Bylaws of Bio-Rad Laboratories, Inc. effective September 6, 2024. (2)

4.1	Description of Bio-Rad Laboratories, Inc. Class A and Class B Common Stock. (3)

4.2	Indenture, dated as of March 2, 2022, by and between Bio-Rad Laboratories, Inc. and Wilmington Trust, National Association. (4)

4.3	First Supplemental Indenture, dated as of March 2, 2022, by and between Bio-Rad Laboratories, Inc. and Wilmington Trust, National Association. (5)

4.4	Form of Global Security for the 3.300% Senior Notes due 2027. (6)

4.5	Form of Global Security for the 3.700% Senior Notes due 2032. (7)

10.1
Credit Agreement, dated as of February 13, 2024, by and among Bio-Rad Laboratories, Inc., Bio-Rad Europe GmbH, Bio-Rad IHC Europe GmbH and Bio-Rad Laboratories (Singapore) Pte Ltd, the lenders referred to therein, and Wells Fargo Bank, National Association, as agent. (8)

10.2	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (9)*

10.2.1	First Amendment to the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (10)*

10.3	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (11)*

10.4	2007 Incentive Award Plan. (12)*

10.4.1	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2007 Incentive Award Plan. (13)*

10.4.2	Amendment to the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan. (14)*

10.5	Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan. (15)*

10.5.1	Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, as amended. (16)*

10.5.2	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan. (17)*

10.5.3	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan. (18)*

10.5.4	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan (updated September 2020). (19)*

10.5.5	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (updated September 2020). (20)*

10.5.6	Performance Stock Unit Award Agreement under 2017 Incentive Award Plan. (21)*

10.5.7	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Non-Employee Director Form) under 2017 Incentive Award Plan. (22)*

10.6	Form of Indemnification Agreement. (23)

10.7	Executive Change in Control Severance Plan. (24)*

10.8	Employment Offer Letter between the Company and Roop K. Lakkaraju dated February 14, 2024. (25)*

10.9	Employment Offer Letter between the Company and Jonathan P. DiVincenzo dated August 2, 2024. (26)*

19.1	Insider Trading Compliance Policy.

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Required by Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023. (27)

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

(1)	Incorporated by reference to Exhibits 3.1 and 3.1.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to Bio-Rad’s Form 8-K filed on September 9, 2024.

(3)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2019.

(4)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 8-K filed on March 2, 2022.

(5)	Incorporated by reference to Exhibit 4.2 to Bio-Rad’s Form 8-K filed on March 2, 2022.

(6)	Incorporated by reference to Exhibit 4.3 to Bio-Rad’s Form 8-K filed on March 2, 2022.

(7)	Incorporated by reference to Exhibit 4.4 to Bio-Rad’s Form 8-K filed on March 2, 2022.

(8)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on February 14, 2024.

(9)	Incorporated by reference to Exhibit 10.9 to Bio-Rad's Form 10-Q filing for the quarter ended June 30, 2011.

(10)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing for the quarter ended March 31, 2017.

(11)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 1997.

(12)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form S-8 filed on July 30, 2007.

(13)	Incorporated by reference to Exhibit 10.8.1 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2009.

(14)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended March 31, 2014.

(15)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended March 31, 2017.

(16)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on April 26, 2024.

(17)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2017.

(18)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2017.

(19)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2020.

(20)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2020.

(21)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2022.

(22)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q for the quarter ended September 30, 2024.

(23)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q for the quarter ended June 30, 2017.

(24)	Incorporated by reference to Exhibit 10.9 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2021.

(25)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on March 20, 2024.

(26)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on August 20, 2024.

(27)	Incorporated by reference to Exhibit 97 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2023.

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Norman Schwartz
Norman Schwartz
Chairman of the Board and Chief Executive Officer

Date:	February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Norman Schwartz	Chairman of the Board and	February 14, 2025
(Norman Schwartz)	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:
/s/ Roop K. Lakkaraju	Executive Vice President,
(Roop K. Lakkaraju)	Chief Financial Officer	February 14, 2025

Other Directors:
/s/ Jeffrey L. Edwards	Director	February 14, 2025
(Jeffrey L. Edwards)

/s/ Gregory K. Hinckley	Director	February 14, 2025
(Gregory K. Hinckley)

/s/ Melinda Litherland	Director	February 14, 2025
(Melinda Litherland)

/s/ Arnold A. Pinkston	Director	February 14, 2025
(Arnold A. Pinkston)

/s/ Allison Schwartz	Director	February 14, 2025
(Allison Schwartz)