Form 10-Q
period 2025-03-31
BIO-RAD LABORATORIES, INC.
filed 2025-05-01
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to __________

Commission file number	001-07928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			94-1381833
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at April 28, 2025:	Class A -	22,142,422	Class B -	5,070,184

BIO-RAD LABORATORIES, INC.

FORM 10-Q MARCH 31, 2025

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

Other than statements of historical fact, statements made in this report include forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements we make regarding our future financial performance, operating results, plans and objectives. Forward-looking statements generally can be identified by the use of forward-looking terminology, such as “believe,” “expect,” “anticipate,” “may,” “will,” “intend,” “estimate,” “continue,” “seek,” “future,” or similar expressions or the negative of those terms or expressions. Such statements involve risks and uncertainties, which could cause actual results to vary materially from those expressed in or indicated by the forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. However, actual results may differ materially from those currently anticipated depending on a variety of risk factors including, but not limited to, the risks relating to our international operations, global economic and geopolitical conditions, tariffs or other trade barriers, reductions in government funding or capital spending of our customers, our ability to develop and market new or improved products, our ability to compete effectively, foreign currency exchange fluctuations, supply chain issues, risks associated with our position in Sartorius AG, risks to our information technology systems, intellectual property risks, our ability to attract and retain key personnel, international legal and regulatory risks, product quality and liability issues, our ability to integrate acquired companies, products or technologies into our company successfully, changes in the healthcare industry, natural disasters and other catastrophic events beyond our control, and other risks and uncertainties identified under “Part II, Item 1A, Risk Factors” of this Quarterly Report on Form 10-Q. We caution you not to place undue reliance on forward-looking statements, which reflect an analysis only and speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2025	December 31, 2024
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$521.4	$488.1
Short-term investments	1,139.0	1,176.4
Accounts receivable, less allowance for credit losses of $7.8 and $9.2 as of March 31, 2025 and December 31, 2024, respectively	424.7	452.5
Inventory	790.1	760.0
Prepaid expenses	125.4	122.6
Other current assets	36.0	30.7
Total current assets	3,036.6	3,030.3

Property, plant and equipment, net	528.5	528.1
Operating lease right-of-use assets	153.2	160.5
Goodwill, net	414.6	410.5
Purchased intangibles, net	296.1	293.6
Other investments	4,994.2	4,839.2
Other assets	103.7	101.9
Total assets	$9,526.9	$9,364.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In millions, except share data)

	March 31, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Current liabilities:
Accounts payable	$137.9	$122.3
Accrued payroll and employee benefits	157.4	124.2
Current maturities of long-term debt and notes payable	1.2	1.2
Income and other taxes payable	37.1	31.2
Current operating lease liabilities	41.3	41.7
Other current liabilities	131.7	147.2
Total current liabilities	506.6	467.8

Long-term debt, net of current maturities	1,200.7	1,200.4
Deferred income taxes	840.8	818.0
Operating lease liabilities	126.3	131.4
Other long-term liabilities	173.1	177.2
Total liabilities	2,847.5	2,794.8

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, shares issued 25,195,533 and 25,191,463 as of March 31, 2025 and December 31, 2024, respectively; shares outstanding 22,562,875 and 22,936,735 as of March 31, 2025 and December 31, 2024, respectively	—	—
Class B common stock, shares issued and outstanding, 5,070,337 as of March 31, 2025 and 5,074,409 as of December 31, 2024, respectively	—	—
Additional paid-in capital	475.7	463.2
Class A treasury stock at cost, 2,632,658 and 2,254,728 shares as of March 31, 2025 and December 31, 2024, respectively	(866.9)	(772.1)
Retained earnings	7,480.4	7,416.4
Accumulated other comprehensive loss	(409.8)	(538.2)
Total stockholders’ equity	6,679.4	6,569.3
Total liabilities and stockholders’ equity	$9,526.9	$9,364.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income
(In millions, except number of shares, which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net sales	$585.4	$610.8
Cost of goods sold	279.4	284.9
Gross profit	306.0	325.9
Selling, general and administrative expense	208.8	214.9
Research and development expense	73.5	66.4
Income from operations	23.7	44.6
Interest expense	12.0	12.3
Foreign currency exchange gains, net	(2.7)	(2.0)
Gains from change in fair market value of equity securities and loan receivable	(31.8)	(422.2)
Other income, net	(37.2)	(34.6)
Income before income taxes	83.4	491.1
Provision for income taxes	(19.4)	(107.2)
Net income	$64.0	$383.9

Basic earnings per share:
Net income per basic share	$2.29	$13.46
Weighted average common shares - basic	27,941	28,518

Diluted earnings per share:
Net income per diluted share	$2.29	$13.45
Weighted average common shares - diluted	27,955	28,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income
(In millions, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$64.0	$383.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	123.6	(91.7)
Foreign other post-employment benefits adjustments	(0.2)	1.4
Net unrealized holding gains on available-for-sale (AFS) investments	5.0	0.4
Other comprehensive income (loss)	128.4	(89.9)
Comprehensive income	$192.4	$294.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Cash received from customers	$640.0	$638.3
Cash paid to suppliers and employees	(488.0)	(560.3)
Interest paid, net	(22.2)	(22.4)
Income tax payments, net	(7.9)	(3.8)
Dividend proceeds and miscellaneous receipts, net	16.3	15.8
Proceeds from (payments for) forward foreign exchange contracts, net	(8.3)	2.2
Net cash provided by operating activities	129.9	69.8
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(34.4)	(40.2)
Payments for purchases of marketable securities and investments	(153.4)	(406.5)
Proceeds from sales of marketable securities and investments	171.2	331.5
Proceeds from maturities of marketable securities and investments	19.5	72.1
Net cash provided by (used in) investing activities	2.9	(43.1)
Cash flows from financing activities:
Payments on long-term debt	(0.1)	(0.2)
Payments for debt issuance costs	—	(0.6)
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	4.3	5.5
Payments for purchases of treasury stock	(101.9)	(4.7)
Net cash used in financing activities	(97.7)	—
Effect of foreign exchange rate changes on cash	(1.8)	2.7
Net increase in cash, cash equivalents and restricted cash	33.3	29.4
Cash, cash equivalents and restricted cash at beginning of period	489.8	404.4
Cash, cash equivalents and restricted cash at end of period	$523.1	$433.8

Reconciliation of cash, cash equivalents and restricted cash (in millions):

	March 31,
	2025	2024
Cash and cash equivalents	$521.4	$433.3
Restricted cash included in Other current assets	1.3	0.1
Restricted cash included in Other assets	0.4	0.4
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$523.1	$433.8

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2024	$—	$463.2	$(772.1)	$7,416.4	$(538.2)	$6,569.3
Net income	—	—	—	64.0	—	64.0
Other comprehensive income, net of tax	—	—	—	—	128.4	128.4
Stock compensation expense	—	15.3	—	—	—	15.3
Purchase of treasury stock	—	—	(100.9)	—	—	(100.9)
Reissuance of treasury stock	—	(2.8)	7.1	—	—	4.3
Excise tax on stock repurchase	—	—	(1.0)	—	—	(1.0)
Balance at March 31, 2025	$—	$475.7	$(866.9)	$7,480.4	$(409.8)	$6,679.4

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2023	$—	$449.1	$(632.5)	$9,260.6	$(336.0)	$8,741.2
Net income	—	—	—	383.9	—	383.9
Other comprehensive loss, net of tax	—	—	—	—	(89.9)	(89.9)
Stock compensation expense	—	15.3	—	—	—	15.3
Purchase of treasury stock	—	—	(4.7)	—	—	(4.7)
Reissuance of treasury stock	—	(1.7)	7.2	—	—	5.5
Balance at March 31, 2024	$—	$462.7	$(630.0)	$9,644.5	$(425.9)	$9,051.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries. The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented. All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts.

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

We concluded that the use of the instrument (referred to as “lease elements”) in our reagent rental agreements is not governed by the revenue recognition guidance of ASC 606, Revenue from Contracts with Customers, but instead is addressed by the lease guidance in ASC 842, Leases. Accordingly, we first allocate the transaction price between the lease elements and the non-lease elements based on relative standalone selling prices. Our reagent rental arrangements are predominantly comprised of variable lease payments that fluctuate depending on the volume of reagents purchased, as such arrangements generally do not contain any fixed or minimum lease payments. Maintenance services and reagent sales are allocated to the non-lease elements and recognized as income over time as control is transferred. Maintenance services are recognized ratably over the period whereas reagent revenue is recognized upon transfer of control when either (i) the consumables are delivered or (ii) the consumables are consumed by the customer.

Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% of total revenue for both the three months ended March 31, 2025 and March 31, 2024. Such revenue forms part of the Net sales in our condensed consolidated statements of income.

Contract costs:

As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income.

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended
	March 31,
	2025	2024
United States	$241.7	$252.9
EMEA	199.8	200.2
APAC	104.1	117.2
Other (primarily Canada and Latin America)	39.8	40.5
Total net sales	$585.4	$610.8

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 12).

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements, including installation services. The deferred revenue balance at March 31, 2025 and December 31, 2024 was $68.1 million and $61.5 million, respectively. The short-term deferred revenue balance at March 31, 2025 and December 31, 2024 was $53.8 million and $47.8 million, respectively.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income.

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Changes in our warranty liability for the three months ended March 31, 2025 and 2024 were as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$7.1	$8.4
Provision for warranty	1.0	1.4
Settlements	(1.4)	(2.3)
Balance at end of period	$6.7	$7.5

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

Changes in our allowance for credit losses were as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$9.2	$14.9
Provision for expected credit losses	(1.0)	1.6
Write-offs charged against the allowance	(0.4)	(1.2)
Balance at end of period	$7.8	$15.3

Acquisitions

On February 13, 2025, the Company entered a binding offer to purchase all equity interests in Stilla Technologies (“Stilla”) for approximately $225 million in cash, as well as potential future contingent milestone payments for a maximum amount of up to $50 million. On March 18, 2025, the Company entered into a Share Purchase Agreement to purchase all equity interests in Stilla. The acquisition remains subject to consultation with relevant employee representatives, regulatory approvals, and other customary closing conditions, and is expected to close by the end of the third quarter of 2025. With operations in France and the U.S., Stilla develops and markets next-generation digital PCR instruments, consumables, and assays. Stilla’s Nio® family of all-in-one digital PCR systems aids the development of a wide range of genetic tests and molecular assays across multiple applications.

Recent Accounting Pronouncements Issued and to be Adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU includes enhanced disclosure requirements, primarily related to the rate reconciliation and income taxes paid information. The amendments are to be applied prospectively in the financial statements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the effect of adopting this pronouncement on our financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)". This ASU requires entities to disclose additional information about specific expense categories in the notes to financial statements. As clarified in ASU 2025-01, the guidance set forth in ASU 2024-03 is required to be adopted in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the effect of adopting this pronouncement on our disclosures.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2025 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Foreign government obligations	$—	$41.9	$—	$41.9
U.S. government sponsored agencies	—	3.0	—	3.0
Money market funds	172.4	—	—	172.4
Total cash equivalents (a)	172.4	44.9	—	217.3
Restricted investments (b)	1.3	—	—	1.3
Equity securities (c)	4,677.0	—	—	4,677.0
Loan under the fair value option (d)	—	—	336.5	336.5
Available-for-sale investments:
Corporate debt securities	—	491.5	—	491.5
U.S. government sponsored agencies	—	151.3	—	151.3
Foreign government obligations	—	7.2	—	7.2
Municipal obligations	—	9.0	—	9.0
Asset-backed securities	—	404.4	—	404.4
Total available-for-sale investments (e)	—	1,063.4	—	1,063.4
Forward foreign exchange contracts (f)	—	2.1	—	2.1
Total financial assets carried at fair value	$4,850.7	$1,110.4	$336.5	$6,297.6

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$0.7	$—	$0.7
Total financial liabilities carried at fair value	$—	$0.7	$—	$0.7

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2024 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Foreign government obligations	$—	$31.2	$—	$31.2
U.S. government sponsored agencies	—	14.9	—	14.9
Money market funds	139.4	—	—	139.4
Total cash equivalents (a)	139.4	46.1	—	185.5
Restricted investments (b)	1.6	—	—	1.6
Equity securities (c)	4,548.0	—	—	4,548.0
Loan under the fair value option (d)	—	—	317.5	317.5
Available-for-sale investments:
Corporate debt securities	—	533.6	—	533.6
U.S. government sponsored agencies	—	118.6	—	118.6
Foreign government obligations	—	5.2	—	5.2
Municipal obligations	—	9.4	—	9.4
Asset-backed securities	—	430.8	—	430.8
Total available-for-sale investments (e)	—	1,097.6	—	1,097.6
Forward foreign exchange contracts (f)	—	8.8	—	8.8
Total financial assets carried at fair value	$4,689.0	$1,152.5	$317.5	$6,159.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$2.4	$—	$2.4
Total financial liabilities carried at fair value	$—	$2.4	$—	$2.4

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in the following account in the condensed consolidated balance sheets (in millions):

	March 31, 2025	December 31, 2024
Other investments	1.3	1.6
Total	$1.3	$1.6

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2025	December 31, 2024
Short-term investments	$75.6	$78.8
Other investments	4,601.4	4,469.2
Total	$4,677.0	$4,548.0

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

Level 1 Fair Value Measurements

As of March 31, 2025, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of March 31, 2025. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The change in fair market value of our investment in Sartorius for the three months ended March 31, 2025 was a gain of $29.0 million, and is recorded in our condensed consolidated statements of income.

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of March 31, 2025 and December 31, 2024, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$488.3	$3.7	$(0.5)	$491.5
Municipal obligations	9.0	0.1	(0.1)	9.0
Asset-backed securities	403.6	2.2	(1.4)	404.4
U.S. government sponsored agencies	150.9	0.7	(0.3)	151.3
Foreign government obligations	7.2	—	—	7.2
Total	$1,059.0	$6.7	$(2.3)	$1,063.4

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2025 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$84.2	$84.2
Mature in one to five years	686.4	690.6
Mature in more than five years	288.4	288.6
Total	$1,059.0	$1,063.4

Available-for-sale investments consist of the following (in millions):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$533.1	$2.1	$(1.6)	$533.6
Municipal obligations	9.5	—	(0.1)	9.4
Asset-backed securities	432.4	1.3	(2.9)	430.8
U.S. government sponsored agencies	119.5	0.1	(1.0)	118.6
Foreign government obligations	5.2	—	—	5.2
Total	$1,099.7	$3.5	$(5.6)	$1,097.6

As of March 31, 2025, there were no significant continuous unrealized losses greater than 12 months.

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

At March 31, 2025, we concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of March 31, 2025.
Included in Other current assets are $13.7 million and $13.1 million of interest receivable as of March 31, 2025 and December 31, 2024, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the three months ended March 31, 2025, we have not written-off any uncollected interest receivable.

As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts. As a result, these contracts, generally with maturity dates of 90 days or less, are recorded at their fair value at each balance sheet date. The notional amounts provide one measure of foreign exchange exposures as of March 31, 2025 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates and forward points from Refinitiv on the last business day of the quarter. The resulting gains or losses from foreign exchange contracts offset gains or losses from foreign currency remeasurement of the related receivables and payables, both of which are included in Foreign currency exchange gains, net in the condensed consolidated statements of income.

The following is a summary of our forward foreign currency exchange contracts (in millions):

Contracts maturing in April through June 2025 to sell foreign currency:	March 31, 2025
Notional value	$717.6
Unrealized loss	$1.5
Contracts maturing in April through June 2025 to purchase foreign currency:
Notional value	$60.6
Unrealized gain	$(0.1)

Included in Other investments in the condensed consolidated balance sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying value of these investments was $23.0 million as of March 31, 2025 and December 31, 2024.

Also included in Other investments in the condensed consolidated balance sheet are our equity method investments, for which our share of the equity method investees earnings is included in Other income, net in our condensed consolidated statements of income. The carrying value of these investments, net of impairments, was $32.0 million and $27.9 million as of March 31, 2025 and December 31, 2024, respectively.

The carrying value and fair value of our long-term debt were as follows (in millions):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,191.7	$1,104.8	$1,191.2	$1,098.3
Other long-term debt	9.0	9.0	9.2	9.2
Total	$1,200.7	$1,113.8	$1,200.4	$1,107.5

The fair value of our long-term debt was determined based on quoted market prices and on borrowing rates available to the Company at the respective period ends, which represent level 2 measurements.

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II GmbH ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (“Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in Gains from change in fair market value of equity securities and loan receivable in our condensed consolidated statements of income. The overall change in fair market value reflected in Gains from change in fair market value of equity securities and loan receivable during the three months ended March 31, 2025 was a gain of $4.6 million, which includes a $6.0 million gain from change in fair market value of the Loan and a $1.4 million loss from change in fair market value of the value appreciation right. The decrease in the fair market value of the value appreciation right was due to an decrease in the value of the Sartorius ordinary shares. As of March 31, 2025, the €400 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2024	$317.5
Gains from change in fair market value of equity securities and loan receivable	$4.6
Foreign currency exchange gains (losses), net	$14.4
March 31, 2025	$336.5

3. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2025:
Goodwill	$333.3	$412.4	$745.7
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	119.0	410.5

Foreign currency adjustments	—	4.1	4.1
Period change, net	—	4.1	4.1

Balances as of March 31, 2025:
Goodwill	333.3	416.5	749.8
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$291.5	$123.1	$414.6

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	March 31, 2025
	Weighted-Average Remaining Amortization Period (in years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	4.3	$105.8	$(98.8)	$7.0
Know how	0.5	167.1	(164.9)	2.2
Developed product technology	11.3	217.6	(144.8)	72.8
Licenses	3.8	59.0	(46.8)	12.2
Tradenames	4.3	6.0	(4.9)	1.1
Covenants not to compete	1.1	6.4	(5.7)	0.7
Total finite-lived intangible assets		561.9	(465.9)	96.0
In-process research and development		200.1	—	200.1
Total purchased intangible assets		$762.0	$(465.9)	$296.1

	December 31, 2024
	Weighted-Average Remaining Amortization Period (in years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	4.6	$102.9	$(95.6)	$7.3
Know how	0.8	163.4	(160.0)	3.4
Developed product technology	11.5	215.5	(140.4)	75.1
Licenses	4.0	58.7	(45.6)	13.1
Tradenames	4.6	5.9	(4.8)	1.1
Covenants not to compete	1.3	6.4	(5.5)	0.9
Total finite-lived intangible assets		552.8	(451.9)	100.9
In-process research and development		192.7	—	192.7
Total purchased intangible assets		$745.5	$(451.9)	$293.6

Amortization expense related to purchased intangible assets was as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Amortization expense	$5.0	$5.5

4. INVENTORY

Following are the components of Inventory at March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024

Raw materials	$232.1	$222.0
Work in process	242.5	243.2
Finished goods	315.5	294.8
Total Inventory	$790.1	$760.0

5. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2025	December 31, 2024
3.3%, Senior Notes due 2027	$400.0	$400.0
3.7%, Senior Notes due 2032	800.0	800.0
Less unamortized discounts and debt issuance costs	(8.3)	(8.8)
Long-term debt less unamortized discounts and debt issuance costs	1,191.7	1,191.2
Finance leases and other debt	10.2	10.4
Less current maturities	(1.2)	(1.2)
Long-term debt	$1,200.7	$1,200.4

6. INCOME TAXES

Our effective income tax rate was 23.3% and 21.8% for the three months ended March 31, 2025 and 2024, respectively.

The realization of deferred tax assets are dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our federal, state and foreign deferred tax assets will not be realized as of March 31, 2025, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our federal, state and foreign deferred tax assets increased by $6.8 million for the period ended March 31, 2025 compared to the year ended December 31, 2024.

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

Our gross unrecognized tax benefits were $87.7 million and $86.7 million as of March 31, 2025 and December 31, 2024, respectively. The increase in our gross unrecognized tax benefits is primarily attributable to an increase of uncertain tax accruals in various jurisdictions.

As of March 31, 2025, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $16.4 million. Substantially all such amounts will impact our effective income tax rate if recognized.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders' equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2025:	$(540.4)	$(1.8)	$4.0	$(538.2)
Other comprehensive income (loss), before reclassifications	124.0	0.1	7.0	131.1
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(0.2)	(0.5)	(0.7)
Income tax effects	(0.4)	(0.1)	(1.5)	(2.0)
Other comprehensive income (loss), net of income taxes	123.6	(0.2)	5.0	128.4
Balances as of March 31, 2025:	$(416.8)	$(2.0)	$9.0	$(409.8)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of January 1, 2024:	$(334.1)	$(2.8)	$0.9	$(336.0)
Other comprehensive income (loss), before reclassifications	(92.0)	0.3	0.3	(91.4)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(0.1)	0.2	0.1
Income tax effects	0.3	1.2	(0.1)	1.4
Other comprehensive income (loss), net of income taxes	(91.7)	1.4	0.4	(89.9)
Balances as of March 31, 2024:	$(425.8)	$(1.4)	$1.3	$(425.9)

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

The impact to income (loss) before income taxes for amounts reclassified out of Accumulated other comprehensive income (loss) into Other income, net in the condensed consolidated statements of income were as follows (in millions):

	Three Months Ended
	March 31,
Components of comprehensive income (loss)	2025	2024
Amortization of foreign other post-employment benefit items	$0.2	$(0.1)
Net holding gains on equity securities and available-for-sale investments	$0.5	$0.2

8. OTHER INCOME, NET

Other income, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2025	2024
Interest and investment income	$(36.2)	$(34.0)
Net realized (gains) losses on investments	(0.5)	0.2
Other income	(0.5)	(0.8)
Other income, net	$(37.2)	$(34.6)

9. EARNINGS PER SHARE

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

We compute net income per share of Class A and Class B using the two-class method required for participating securities. Our participating securities include Class A and Class B. Each share of Class A and Class B participates equally in earnings and losses, but may not participate equally in dividend distributions. No dividends were distributed or declared during any of the periods presented. Earnings is attributable equally to each share of Class A and Class B common stock and is determined based on the weighted average number of the respective class of common stock outstanding for the three months ended March 31, 2025 and 2024.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings per share, and the anti-dilutive shares that are excluded from the diluted earnings per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Basic weighted average shares outstanding	27,941	28,518
Effect of potentially dilutive stock options, restricted stock and performance stock awards	14	19
Diluted weighted average common shares outstanding	27,955	28,537
Anti-dilutive shares	244	351

10. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Net income	$64.0	$383.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.1	37.1
Reduction in the carrying amount of right-of-use assets	10.1	10.7
Share-based compensation	15.3	15.3
Gains from change in fair market value of equity securities and loan receivable	(31.8)	(422.2)
Payments for operating lease liabilities	(11.0)	(10.9)
Decrease in accounts receivable	37.2	37.4
Increase in inventories	(17.9)	(8.8)
Increase in other current assets	(5.6)	(26.3)
Increase (decrease) in accounts payable and other current liabilities	29.8	(44.4)
Increase in income taxes payable	5.7	12.3
Increase (decrease) in deferred income taxes	(0.8)	84.2
Decrease in other long-term liabilities	(4.8)	(0.4)
Other	1.6	1.9
Net cash provided by operating activities	$129.9	$69.8

Non-cash investing activities:
Purchased property, plant and equipment	$3.4	$3.5
Purchased marketable securities and investments	$2.7	$2.3

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

12. SEGMENT INFORMATION

Information regarding industry segments at March 31, 2025 and 2024 and for the three months then ended are as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Net sales	2025	$228.6	$356.8	$—
	2024	$241.7	$368.6	$0.5

Cost of goods sold	2025	$100.2	$179.2	$—
	2024	110.0	174.3	0.6

Depreciation and amortization	2025	$17.0	$21.1	$—
	2024	16.3	20.8	—

Segment profit	2025	$128.4	$177.6	$—
	2024	$131.7	$194.3	$(0.1)

Segment assets	2025	$308.1	$482.0	$—
	2024	291.7	491.7	—

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. Our chief operating decision maker ("CODM") views Gross profit as the key driver in management's performance optimization strategy.

The following reconciles total segment gross profit to consolidated income before income taxes (in millions):

	Three Months Ended
	March 31,
	2025	2024
Total segment profit	$306.0	$325.9
Selling, general and administrative expense	(208.8)	(214.9)
Research and development expense	(73.5)	(66.4)
Interest expense	(12.0)	(12.3)
Foreign currency exchange gains, net	2.7	2.0
Gains from change in fair market value of equity securities and loan receivable	31.8	422.2
Other income, net	37.2	34.6
Consolidated income before income taxes	$83.4	$491.1

13. RESTRUCTURING COSTS

In February 2025, management approved a new restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in the U.S. and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain operations to lower cost locations. Our February 2025 restructuring plan is expected to be substantially completed by the end of 2025. In addition to the below restructuring plan reserve activity, management recorded $4.1 million of restructuring expense related to facility exit costs, primarily impacting the Clinical Diagnostics segment. From February 2025 to March 31, 2025, total restructuring-related expenses for our February 2025 restructuring plan was $35.5 million, primarily representing estimated termination benefits to employees.

The adjustments to expense recorded during the three months ended March 31, 2025 were primarily due to changes in the estimates of employee termination benefits of our previously announced restructuring plans, and the timing of the remaining employee termination benefit payments is in accordance with statutory requirements.

The following table summarizes the activity of our total restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of January 1, 2025:	$2.0	$13.0	$15.0
Charged to expense - employee termination benefits	15.4	16.0	31.4
Adjustments to expense	(0.6)	(1.7)	(2.3)
Cash payments	(5.5)	(7.8)	(13.3)
Foreign currency adjustments	—	0.5	0.5
Balances as of March 31, 2025:	$11.3	$20.0	$31.3

Combined, the liability of $31.3 million as of March 31, 2025 consisted of $30.0 million recorded in Accrued payroll and employee benefits and $1.3 million in Other long-term liabilities in the condensed consolidated balance sheets. Restructuring-related expense is allocated in the condensed consolidated statements of income as follows (in millions):

	Three Months Ended
	March 31
	2025	2024
Cost of goods sold	$4.6	$0.5
Selling, general and administrative expense	15.3	4.4
Research and development expense	13.3	2.2
Total restructuring expense	$33.2	$7.1

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

The components of lease expense were as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$16.0	$18.1

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$0.3	$0.3

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the three months ended March 31, 2025 and 2024. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the three months ended March 31, 2025 and 2024.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.0	$10.9
Operating cash flows from finance leases	$0.2	$0.2
Financing cash flows from finance leases	$0.1	$0.1

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2.1	$7.6

Supplemental balance sheet information related to leases was as follows (in millions):

	March 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$153.2	$160.5

Current operating lease liabilities	$41.3	$41.7
Operating lease liabilities	126.3	131.4
Total operating lease liabilities	$167.6	$173.1

Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and notes payable, and Long-term debt and notes payable, net of current maturities.

	March 31, 2025	December 31, 2024
Finance Leases
Property, plant and equipment, gross	$11.7	$11.7
Less: accumulated depreciation and amortization	(6.4)	(6.1)
Property, plant and equipment, net	$5.3	$5.6

Current maturities of long-term debt and notes payable	$0.5	$0.4
Long-term debt, net of current maturities	9.0	9.2
Total finance lease liabilities	$9.5	$9.6

	March 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Operating leases - in years	6	6
Finance leases - in years	13	13

Weighted Average Discount Rate
Operating leases	4.1%	4.1%
Finance leases	6.6%	6.5%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2025 (excluding the three months ended March 31, 2025)	$35.8	$0.9
2026	38.3	1.1
2027	29.6	1.1
2028	22.4	1.1
2029	18.3	1.1
Thereafter	44.4	9.6
Total lease payments	188.8	14.9
Less imputed interest	(21.2)	(5.4)
Total	$167.6	$9.5

The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher turn-over.

As of March 31, 2025, operating leases that have not commenced are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2024 and the condensed consolidated financial statements for the three months ended March 31, 2025.

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
As a company with global operations, approximately 41% of our year-to-date 2025 consolidated net sales are derived from the United States and approximately 59% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

Current global economic and geopolitical conditions remain uncertain, and we rely on the support of many governments for both research and healthcare. Reduced government spending, along with ongoing challenges in the biopharma market and among small biotech companies, continues to negatively impact our business. Additionally, the market in China, which represents a mid-single digit percentage of our year-to-date 2025 consolidated net sales, remains uncertain as a result of these factors. We expect these conditions to continue through the rest of 2025.

Results of Operations

The following table shows Cost of goods sold, Gross profit, components of operating expense, Gains from change in fair market value of equity securities and loan receivable, and Net income as a percentage of Net sales:

	Three Months Ended
	March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of goods sold	47.7	46.6
Gross profit	52.3	53.4
Selling, general and administrative expense	35.7	35.2
Research and development expense	12.6	10.9
Gains from change in fair market value of equity securities and loan receivable	(5.4)	(69.1)
Net income	10.9	62.9

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it affects our financial statements materially and requires subjective or complex judgments by management. An accounting estimate is deemed to be critical if it requires assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2025 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

There have been no substantial changes in our significant accounting policies during the three months ended March 31, 2025, compared with the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Three Months Ended March 31, 2025 Compared to
Three Months Ended March 31, 2024

Results of Operations – Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales ("sales") for the first quarter of 2025 were $585.4 million compared to $610.8 million in the first quarter of 2024, a decrease of 4.2%. On a currency neutral basis, first quarter 2025 sales decreased by approximately 1.5% compared to the same period in 2024. The decrease in sales was primarily driven by lower sales in our Life Science segment.

The Life Science segment sales for the first quarter of 2025 were $228.6 million, a decrease of 5.4% compared to the same period last year. On a currency neutral basis, sales decreased 3.5% compared to the first quarter in 2024, driven by ongoing challenges in the academic research market, particularly in the Americas. Currency neutral sales decreased in the Americas and Asia Pacific, partially offset by increased sales in EMEA.

The Clinical Diagnostics segment sales for the first quarter of 2025 were $356.8 million, a decrease of 3.2% compared to the same period last year. On a currency neutral basis, sales decreased 0.1% compared to the first quarter in 2024. The currency neutral sales decrease was primarily driven by lowered reimbursements for diabetes testing in China, partially offset by increased demand for our quality control products. Currency neutral sales decreased in Asia Pacific, partially offset by increased sales in EMEA and the Americas.

Consolidated gross margin was 52.3% for the first quarter of 2025 compared to 53.4% for the first quarter of 2024. Gross margin for the Life Science segment for the first quarter of 2025 increased by approximately 1.7 percentage points as compared to the same period last year. The increase in gross margin was primarily driven by product mix and cost control measures, partially offset by higher restructuring costs. Gross margin for the Clinical Diagnostics segment for the first quarter of 2025 decreased by approximately 2.9 percentage points from the same period last year. The decrease in gross margin was primarily driven by higher restructuring and material costs.

Selling, general and administrative ("SG&A") expense for the first quarter of 2025 was $208.8 million or 35.7% of sales, compared to $214.9 million, or 35.2% of sales for the first quarter of 2024. The decrease in SG&A expense was primarily due to lower discretionary spending and employee-related costs, partially offset by higher restructuring costs.

Research and development ("R&D") expense for the first quarter of 2025 was $73.5 million or 12.6% of sales, compared to $66.4 million or 10.9% of sales in the first quarter of 2024. The increase in R&D expense was primarily due to higher restructuring costs, partially offset by lower employee-related expenses.

Results of Operations – Non-operating

Interest expense for the first quarter of 2025 and 2024 was $12.0 million and $12.3 million, respectively, which primarily consisted of interest expense related to the $1.2 billion Senior Notes.

Foreign currency exchange gains, net consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange gains, net was $2.7 million and $2.0 million for the first quarter of 2025 and 2024, respectively. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Gains from change in fair market value of equity securities and loan receivable was $31.8 million and $422.2 million for the first quarter of 2025 and 2024, respectively. The change in the fair market value primarily resulted from the recognition of holding gains of $29.0 million in the first quarter of 2025 compared to $402.3 million in the first quarter of 2024 on our position in Sartorius AG. In addition, holding gains from the change in fair market value of our loan receivable of $4.6 million in the first quarter of 2025 compared to $12.3 million in the first quarter of 2024 contributed to the change.

Other income, net for the first quarter of 2025 was $37.2 million compared to $34.6 million for the first quarter of 2024. The increase in Other income, net of $2.6 million was primarily attributable to higher interest and investment income in the first quarter of 2025 compared to the first quarter of 2024.

Our effective income tax rate was 23.3% and 21.8% for the first quarter of 2025 and 2024, respectively. The effective tax rate reported in the first quarter of 2025 was primarily driven by geographical mix of earnings and 2024 was primarily driven by the unrealized gain/loss in equity securities. The difference in the rate is primarily driven by the unrealized gain/loss in equity securities.

Liquidity and Capital Resources

Bio-Rad operates and conducts business globally, primarily through subsidiary companies established in the markets in which we trade. Goods are manufactured in a small number of locations, and are then shipped to local distribution facilities around the world. Our product mix is diversified, and certain products compete largely on product efficacy, while others compete on price. Gross margins are generally sufficient to exceed normal operating costs, and funding for research and development of new products, as well as routine outflows for capital expenditures, interest and taxes. In addition to the annual positive cash flow from operating activities, additional liquidity is readily available via the sale of short-term investments and access to our $200.0 million unsecured Revolving Credit Agreement that we entered into in February 2024, and to a lesser extent international lines of credit. Borrowings under the Revolving Credit Agreement are available on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Revolving Credit Agreement as of March 31, 2025, however, $5.7 million was utilized for domestic standby letters of credit that reduced our borrowing availability. As of March 31, 2025, our short-term investments include the net cash proceeds from the sale of Senior Notes of $1.186 billion. Interest is payable semiannually in arrears on March 15 and September 15 of each year. Management believes that this availability, together with cash flow from operations, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital for the next twelve months and beyond.

At March 31, 2025, we had available $1.66 billion in cash, cash equivalents and short-term investments, of which approximately 18% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows).

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws, and there are no substantial incremental costs.

Cash Flows from Operations

Net cash provided by operations was $129.9 million and $69.8 million for the three months ended March 31, 2025 and 2024, respectively. The increase in operating cash flows was primarily due to lower cash paid to suppliers and employees, partially offset by higher payments for (compared to proceeds from) foreign exchange contracts.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.9 million compared to net cash used for investing activities of $43.1 million for the three months ended March 31, 2025 and 2024, respectively. The change is primarily due to the timing of our purchases, maturities and sales of marketable securities and investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $97.7 million and $0.0 million for the three months ended March 31, 2025, and 2024, respectively. The increase in net cash used in financing activities was primarily attributable to higher payments for purchases of treasury stock.

Treasury Shares

During the first quarter of 2025, 21,365 shares of Class A treasury stock with an aggregate total cost of $7.1 million were reissued to fulfill grants to employees under our restricted stock program and our Employee Stock Purchase Program. Upon reissuing the Class A treasury stock, Additional paid-in-capital was reduced by $2.8 million from share reissuance activity during the quarter.

During the first quarter of 2025, we repurchased 399,295 shares of Class A common stock for $100.9 million under our 2023 Share Repurchase Program. We designated these repurchased shares as treasury stock. As of March 31, 2025, $476.2 million remained available for repurchases under the 2023 Share Repurchase Program.

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

We did not adopt any new accounting pronouncements during the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2025, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant international operations. We have direct distribution channels in over 36 countries outside the United States, and during the three months ended March 31, 2025 our foreign entities generated 59% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, unfair competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.
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
In recent years, we have been faced with challenging global economic conditions. U.S. and international markets have experienced inflationary pressures, and inflation rates in the U.S. and in other countries in which we operate have been at elevated levels. Our raw material costs have increased, and we are not always able to recover these increased costs from our customers. Russia’s invasion of Ukraine and sanctions against Russia have caused disruptions to global economic conditions and are negatively impacting our business. Conflicts in the Middle East have also caused some disruptions to the global business environment (including impacting international logistics), the stability of the Middle East region and our business in that region. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe. In addition, we expect moderating economic growth and changing government policies in China will continue to affect our commercial opportunities in the country. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on prices for our products and longer sales cycles. A weakening of macroeconomic conditions is also adversely affecting our suppliers, which could continue to result in interruptions in the supply of components and raw materials necessary for our products and raw material cost increases. In early 2025, the United States announced new tariffs and significant increases to existing tariffs. In response, other countries announced significant increases to tariffs, most notably China. We continue to analyze this uncertain situation and the impacts on our business as events continue to unfold. These events have impacted and we expect will continue to impact the global economic and geopolitical environment, and could potentially lead to higher prices, inflation and possibly a recession. This could lead to higher costs for our products and lower revenue, and could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding our international operations above and regarding government regulations below.

Reductions in government funding and the capital spending programs of our customers have negatively impacted our revenue and could have a material adverse effect on our business, results of operations or financial condition.
Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies. The capital spending programs of these institutions and companies have a significant effect on the demand for our products. Such programs are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities for various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods. In early 2025, the United States government has proposed reductions of federal funding to some institutions and companies that are our customers. Reduced government spending, along with ongoing challenges in the biopharma market and among small biotech companies, continues to negatively impact our business. If funding to our customers continues to decrease, or if our customers decrease or reallocate their budgets in a manner adverse to us, our business, results of operations or financial condition could be materially and adversely affected.

A reduction or interruption in the supply of components and raw materials has adversely affected and could continue to adversely affect our manufacturing operations and related product sales.
The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. We have experienced raw material cost increases, some of which will likely continue. In addition, due to the regulatory environment in which we operate, we may need to cease use of certain essential components and materials and be unable to establish acceptable replacement sources for such components or materials. When our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner is adversely affected, which affects our ability to sell our products. Tariff increases and associated supply chain disruptions may also impact our business.
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
We have incurred and may continue to incur losses due to write-downs in the value of our financial instruments.
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
We made significant changes to our organizational structure over the past few years, including restructurings approved in 2023, 2024, and 2025. These changes may have unintended consequences, such as distraction of our management and employees, labor unrest, business disruption, disruption of supply, attrition of our workforce, inability to attract or retain key employees, and reduced employee morale or productivity.
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
Many foreign governments have similar rules and regulations regarding the importation, registration, labeling, sale and use of our products. Such agencies may also impose new requirements that may require us to modify or re-register products already on the market or otherwise impact our ability to market our products in those countries. The EU in-vitro Diagnostics Regulation (the “EU IVDR”) includes broad changes regarding in vitro diagnostic devices and medical devices. The EU IVDR required us to modify or re-register some products, and we expect will continue to result in additional costs for ongoing compliance. In addition, Russia has enacted more stringent medical product registration and labeling regulations, China has enacted stricter labeling requirements, and we expect other countries, such as Brazil and India, to impose more regulations that impact our product registrations. New government administrations also may interpret existing regulations or practices differently. Due to these evolving and diverse requirements, we face uncertain product approval timelines, additional time and effort to comply, as well as the potential for reduced sales and/or fines for noncompliance. Increasing protectionism in such countries also impedes our ability to compete with local companies. We may not be able to participate in certain public tenders in China, India and Russia because of increasing measures to restrict access to such tenders for companies without local manufacturing capabilities. Such regulations could adversely affect our business, results of operations and financial condition. See also our risk factors regarding our international operations and regarding global economic and geopolitical conditions above.
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
As part of our overall business strategy, we pursue acquisitions of and investments in complementary companies, products and technologies. The benefits of any acquisition or investment may prove to be less than anticipated, which we have experienced in some of our acquisitions and investments, and may not outweigh the costs reported in our financial statements. Completing any potential future acquisitions could cause significant diversion of our management’s time and resources. If we acquire or invest in new companies, products or technologies, we may be required to assume contingent liabilities or record impairment charges for goodwill and other intangible assets over time. Goodwill and non-amortizable intangible assets are subject to impairment testing, and potential periodic goodwill impairment charges, amortization expenses related to certain intangible assets, and other write-offs could harm our operating results. Impairment tests are highly sensitive to changes in assumptions and minor changes to assumptions could result in impairment losses. If the results forecast in our impairment tests are not achieved, or business trends vary from the assumptions used in forecasts, or external factors change detrimentally, future impairment losses may occur, as they have occurred in the past, which may result in some volatility to our condensed consolidated statements of income. Increased antitrust enforcement and greater government scrutiny of mergers in the healthcare sector may impact our ability to consummate acquisitions. We cannot assure you that we will successfully overcome these risks or any other problems we encounter in connection with any acquisitions or investments, and any such acquisitions or investments could adversely affect our business, results of operations and financial condition.
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
We have substantial debt and have the ability to incur additional debt. As of March 31, 2025, we had approximately $1.2 billion of outstanding long-term indebtedness, primarily consisting of the 3.3% Senior Notes due in March 2027 and the 3.7% Senior Notes due in March 2032 as further discussed in Note 5 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $5.7 million of which was utilized for domestic standby letters of credit as of March 31, 2025. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2025, $476.2 million of stock remained available for repurchases under the Company's 2023 Share Repurchase Program, which was authorized by the Board of Directors in July 2023 and July 2024. Repurchases under the 2023 Share Repurchase Program may be made at management's discretion from time to time on the open market, through trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2025	—	$—	—	$577.1
February 1 to February 28, 2025	—	$—	—	$577.1
March 1 to March 31, 2025	399,295	$252.74	399,295	$476.2

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

31.1	Certification of Chief Executive Officer Required by Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Required by Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.1	The cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	May 1, 2025	/s/ Norman Schwartz
Norman Schwartz
Chairman of the Board and Chief Executive Officer

Date:	May 1, 2025	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Executive Vice President, Chief Financial Officer