Form 10-Q
period 2025-09-30
BIO-RAD LABORATORIES, INC.
filed 2025-10-29
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to __________

Commission file number	001-07928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			94-1381833
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at October 24, 2025:	Class A -	21,906,399	Class B -	5,068,436

BIO-RAD LABORATORIES, INC.

FORM 10-Q SEPTEMBER 30, 2025

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

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30, 2025	December 31, 2024
ASSETS:	(Unaudited)
Current assets:
Cash and cash equivalents	$395.8	$488.1
Short-term investments	1,022.8	1,176.4
Accounts receivable, less allowance for credit losses of $6.2 and $9.2 as of September 30, 2025 and December 31, 2024, respectively	464.7	452.5
Inventory	783.2	760.0
Prepaid expenses	152.0	122.6
Other current assets	23.5	30.7
Total current assets	2,842.0	3,030.3

Property, plant and equipment, net	540.2	528.1
Operating lease right-of-use assets	180.3	160.5
Goodwill, net	578.7	410.5
Purchased intangibles, net	388.4	293.6
Other investments	5,057.8	4,839.2
Other assets	109.0	101.9
Total assets	$9,696.4	$9,364.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In millions, except share data)

	September 30, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS’ EQUITY:	(Unaudited)
Current liabilities:
Accounts payable	$128.8	$122.3
Accrued payroll and employee benefits	182.8	124.2
Current maturities of long-term debt and notes payable	1.3	1.2
Income and other taxes payable	44.8	31.2
Current operating lease liabilities	36.8	41.7
Other current liabilities	127.8	147.2
Total current liabilities	522.3	467.8

Long-term debt, net of current maturities	1,201.4	1,200.4
Deferred income taxes	872.6	818.0
Operating lease liabilities	155.8	131.4
Other long-term liabilities	207.5	177.2
Total liabilities	2,959.6	2,794.8

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued 25,195,734 and 25,191,463 as of September 30, 2025 and December 31, 2024, respectively; shares outstanding 21,903,990 and 22,936,735 as of September 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued and outstanding, 5,070,136 as of September 30, 2025 and 5,074,409 as of December 31, 2024, respectively	—	—
Additional paid-in capital	461.9	463.2
Class A treasury stock at cost, 3,291,744 and 2,254,728 shares as of September 30, 2025 and December 31, 2024, respectively	(1,014.6)	(772.1)
Retained earnings	7,456.3	7,416.4
Accumulated other comprehensive loss	(166.8)	(538.2)
Total stockholders’ equity	6,736.8	6,569.3
Total liabilities and stockholders’ equity	$9,696.4	$9,364.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income (Loss)
(In millions, except number of shares, which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net sales	$653.0	$649.7	$1,890.0	$1,899.0
Cost of goods sold	309.6	293.8	895.3	862.0
Gross profit	343.4	355.9	994.7	1,037.0
Selling, general and administrative expense	206.8	200.4	623.3	610.0
Research and development expense	71.3	91.0	205.3	216.3
Income from operations	65.3	64.5	166.1	210.7
Interest expense	12.3	12.1	36.9	36.7
Foreign currency exchange (gains) losses, net	(2.9)	1.6	(4.5)	(2.0)
(Gains) losses from change in fair market value of equity securities and loan receivable	495.3	(792.9)	129.1	1,680.3
Other income, net	(8.3)	(17.9)	(61.7)	(70.7)
Income (loss) before income taxes	(431.1)	861.6	66.3	(1,433.6)
Benefit from (provision for) income taxes	89.2	(208.4)	(26.4)	305.2
Net income (loss)	$(341.9)	$653.2	$39.9	$(1,128.4)

Basic earnings (loss) per share:
Net income (loss) per basic share	$(12.70)	$23.37	$1.46	$(39.89)
Weighted average common shares - basic	26,923	27,949	27,359	28,286

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$(12.70)	$23.34	$1.46	$(39.89)
Weighted average common shares - diluted	26,923	27,985	27,369	28,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$(341.9)	$653.2	$39.9	$(1,128.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(14.7)	123.0	363.4	6.6
Foreign other post-employment benefits adjustments	0.5	(0.1)	—	0.8
Net unrealized holding gains (losses) on available-for-sale (AFS) investments	1.5	13.2	8.0	13.4
Other comprehensive income (loss)	(12.7)	136.1	371.4	20.8
Comprehensive income (loss)	$(354.6)	$789.3	$411.3	$(1,107.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Cash received from customers	$1,958.7	$1,921.0
Cash paid to suppliers and employees	(1,511.4)	(1,531.3)
Interest paid, net	(45.5)	(45.6)
Income tax payments, net	(54.3)	(75.7)
Dividend proceeds and miscellaneous receipts, net	62.7	67.1
Payments for forward foreign exchange contracts, net	(42.9)	(4.5)
Net cash provided by operating activities	367.3	331.0
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(111.8)	(122.7)
Proceeds from dispositions of property, plant and equipment	0.1	0.1
Payments for acquisitions, net of cash received	(218.5)	—
Payments for acquired in-process research and development	—	(23.4)
Payments for purchases of marketable securities and investments	(530.5)	(1,053.7)
Proceeds from sales of marketable securities and investments	646.2	900.5
Proceeds from maturities of marketable securities and investments	59.0	169.5
Net cash used in investing activities	(155.5)	(129.7)
Cash flows from financing activities:
Payments on long-term debt	(0.3)	(0.4)
Payments for debt issuance costs	—	(0.6)
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	11.9	15.3
Tax payments from net share settlement	(2.6)	(3.3)
Payments for purchases of treasury stock	(295.5)	(203.6)
Net cash used in financing activities	(286.5)	(192.6)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(16.9)	(0.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	(91.6)	7.8
Cash, cash equivalents and restricted cash at beginning of period	489.8	404.4
Cash, cash equivalents and restricted cash at end of period	$398.2	$412.2

Reconciliation of cash, cash equivalents and restricted cash (in millions):

	September 30,
	2025	2024
Cash and cash equivalents	$395.8	$410.4
Restricted cash included in Other current assets	2.0	1.4
Restricted cash included in Other assets	0.4	0.4
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$398.2	$412.2

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2024	$—	$463.2	$(772.1)	$7,416.4	$(538.2)	$6,569.3
Net income (loss)	—	—	—	64.0	—	64.0
Other comprehensive income, net of tax	—	—	—	—	128.4	128.4
Stock compensation expense	—	15.3	—	—	—	15.3
Purchase of treasury stock	—	—	(100.9)	—	—	(100.9)
Reissuance of treasury stock	—	(2.8)	7.1	—	—	4.3
Excise tax on stock repurchase	—	—	(1.0)	—	—	(1.0)
Balance at March 31, 2025	$—	$475.7	$(866.9)	$7,480.4	$(409.8)	$6,679.4
Net income (loss)	—	—	—	317.8	—	317.8
Other comprehensive income, net of tax	—	—	—	—	255.7	255.7
Stock compensation expense	—	11.9	—	—	—	11.9
Purchase of treasury stock	—	—	(138.8)	—	—	(138.8)
Reissuance of treasury stock	—	(2.9)	7.1	—	—	4.2
Shares withheld related to net share settlement of equity awards	—	(0.1)	—	—	—	(0.1)
Excise tax on stock repurchase	—	—	(1.4)	—	—	(1.4)
Balance at June 30, 2025	$—	$484.6	$(1,000.0)	$7,798.2	$(154.1)	$7,128.7
Net income (loss)	—	—	—	(341.9)	—	(341.9)
Other comprehensive loss, net of tax	—	—	—	—	(12.7)	(12.7)
Stock compensation expense	—	14.9	—	—	—	14.9
Purchase of treasury stock	—	—	(52.9)	—	—	(52.9)
Reissuance of treasury stock	—	(35.1)	38.8	—	—	3.7
Shares withheld related to net share settlement of equity awards	—	(2.5)	—	—	—	(2.5)
Excise tax on stock repurchase	—	—	(0.5)	—	—	(0.5)
Balance at September 30, 2025	$—	$461.9	$(1,014.6)	$7,456.3	$(166.8)	$6,736.8

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2023	$—	$449.1	$(632.5)	$9,260.6	$(336.0)	$8,741.2
Net income (loss)	—	—	—	383.9	—	383.9
Other comprehensive loss, net of tax	—	—	—	—	(89.9)	(89.9)
Stock compensation expense	—	15.3	—	—	—	15.3
Purchase of treasury stock	—	—	(4.7)	—	—	(4.7)
Reissuance of treasury stock	—	(1.7)	7.2	—	—	5.5
Balance at March 31, 2024	$—	$462.7	$(630.0)	$9,644.5	$(425.9)	$9,051.3
Net income (loss)	—	—	—	(2,165.5)	—	(2,165.5)
Other comprehensive loss, net of tax	—	—	—	—	(25.4)	(25.4)
Stock compensation expense	—	15.0	—	—	—	15.0
Purchase of treasury stock	—	—	(100.0)	—	—	(100.0)
Reissuance of treasury stock	—	(2.7)	7.4	—	—	4.7
Shares withheld related to net share settlement of equity awards	—	(0.2)	—	—	—	(0.2)
Excise tax on stock repurchase	—	—	(1.0)	—	—	(1.0)
Balance at June 30, 2024	$—	$474.8	$(723.6)	$7,479.0	$(451.3)	$6,778.9
Net income (loss)	—	—	—	653.2	—	653.2
Other comprehensive income, net of tax	—	—	—	—	136.1	136.1
Stock compensation expense	—	15.7	—	—	—	15.7
Purchase of treasury stock	—	—	(96.9)	—	—	(96.9)
Reissuance of treasury stock	—	(39.0)	44.0	—	—	5.0
Shares withheld related to net share settlement of equity awards	—	(3.1)	—	—	—	(3.1)
Excise tax on stock repurchase	—	—	(1.0)	—	—	(1.0)
Balance at September 30, 2024	$—	$448.4	$(777.5)	$8,132.2	$(315.2)	$7,487.9

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
Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% of total revenue for both the three and nine months ended September 30, 2025 and September 30, 2024. Such revenue forms part of the Net sales in our condensed consolidated statements of income (loss).

Contract costs:
As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income (loss).
Disaggregation of Revenue:
The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$270.0	$276.2	$778.6	$783.4
EMEA	222.2	205.7	639.2	612.4
APAC	121.0	126.9	351.5	375.2
Other (primarily Canada and Latin America)	39.8	40.9	120.7	128.0
Total net sales	$653.0	$649.7	$1,890.0	$1,899.0
The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 13).
Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements, including installation services. The deferred revenue balance at September 30, 2025 and December 31, 2024 was $64.0 million and $61.5 million, respectively. The short-term deferred revenue balance at September 30, 2025 and December 31, 2024 was $50.2 million and $47.8 million, respectively. Deferred revenues are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets.
We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income (loss).
Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Changes in our warranty liability for the nine months ended September 30, 2025 and 2024 were as follows (in millions):

	Nine Months Ended
	September 30,
	2025	2024
Balance at beginning of period	$7.1	$8.4
Provision for warranty	3.7	5.2
Settlements	(4.5)	(5.7)
Balance at end of period	$6.3	$7.9
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

Changes in our allowance for credit losses were as follows (in millions):

	Nine Months Ended
	September 30,
	2025	2024
Balance at beginning of period	$9.2	$14.9
Provision for expected credit losses	(1.2)	2.1
Write-offs charged against the allowance	(1.8)	(4.9)
Balance at end of period	$6.2	$12.1
Recent Accounting Pronouncements Issued and to be Adopted
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU includes enhanced disclosure requirements, primarily related to the rate reconciliation and income taxes paid information. The amendments can be applied prospectively or retrospectively in the financial statements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the method of adoption and the effect of adopting this pronouncement on our financial statements and disclosures.
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
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". The ASU allows a practical expedient election to simplify the expected credit loss estimation for accounts receivable and contract assets by assuming conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is applied prospectively and is effective for interim and annual reports beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made. We are currently evaluating whether to apply this practical expedient and if we do, what the impact may be to our financial statements.
In September 2025, the FASB issued ASU 2025-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". The ASU removes all references to prescriptive and sequential software development stages and instead requires companies to start capitalizing software costs when: (a) management has authorized and committed to funding the software project and (b) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The ASU allows for adoption using a prospective transition approach, a modified transition approach or a retrospective transition approach. We are currently evaluating the impact to our financial statements and which method of adoption will be applied.

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

The Stilla acquisition purchase consideration consisted of (i) $166.5 million cash consideration paid to the sellers, (ii) $47.6 million cash payments to debtors on behalf of Stilla, (iii) $15.0 million of cash paid to escrow accounts for representations and warranties of the sellers, and (iv) the fair value of the contingent consideration of $28.6 million. The contingent consideration of up to $50.0 million is payable upon the achievement of certain technological development and sales-related milestones.

The following table summarizes the preliminary allocation of the purchase consideration to the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in millions) with information available as of September 30, 2025:

Preliminary Fair Value
Assets Acquired:
Cash and cash equivalents	$10.6
Developed technology	94.9
Customer relationships	2.4
Other identifiable assets acquired	11.3

Liabilities Assumed:
Other current liabilities	(15.6)
Other identifiable liabilities assumed	(6.4)
Net identifiable assets acquired	97.2
Goodwill	160.5
Net assets acquired	$257.7

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

We may revise the preliminary estimates of the fair value of our assets acquired and liabilities assumed as additional information becomes available. In addition, the finalization of working capital adjustments may affect the total consideration transferred.  These items are expected to be resolved prior to the end of the measurement period (which will not exceed 12 months from the Acquisition Date).

We included Stilla's estimated fair value of assets acquired and liabilities assumed in our condensed consolidated balance sheets beginning on the Acquisition Date. The results of operations for Stilla post-acquisition are immaterial for the three and nine months ended September 30, 2025. Pro forma results of operations for the Stilla acquisition have not been presented because they are not material to the condensed consolidated statements of income (loss).

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

3. FAIR VALUE MEASUREMENTS AND INVESTMENTS
We determine the fair value of an asset or liability based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction between market participants at the measurement date. The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability. A fair value hierarchy has been established which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritizes the inputs into three broad levels as follows:
•Level 1: Quoted prices in active markets for identical instruments
•Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments)
•Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments)
Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2025 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Time deposits	$—	$38.1	$—	$38.1
U.S. government sponsored agencies	—	20.0	—	20.0
Money market funds	169.9	—	—	169.9
Total cash equivalents (a)	169.9	58.1	—	228.0
Restricted investments (b)	1.2	—	—	1.2
Equity securities (c)	4,733.7	—	—	4,733.7
Loan under the fair value option (d)	—	—	364.6	364.6
Available-for-sale investments:
Corporate debt securities	—	435.0	—	435.0
U.S. government sponsored agencies	—	81.7	—	81.7
Foreign government obligations	—	12.4	—	12.4
Municipal obligations	—	14.4	—	14.4
Asset-backed securities	—	388.6	—	388.6
Total available-for-sale investments (e)	—	932.1	—	932.1
Forward foreign exchange contracts (f)	—	3.5	—	3.5
Total financial assets carried at fair value	$4,904.8	$993.7	$364.6	$6,263.1

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$1.0	$—	$1.0
Contingent consideration (h)	—	—	29.2	29.2
Total financial liabilities carried at fair value	$—	$1.0	$29.2	$30.2

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2024 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Time deposits	$—	$31.2	$—	$31.2
U.S. government sponsored agencies	—	14.9	—	14.9
Money market funds	139.4	—	—	139.4
Total cash equivalents (a)	139.4	46.1	—	185.5
Restricted investments (b)	1.6	—	—	1.6
Equity securities (c)	4,548.0	—	—	4,548.0
Loan under the fair value option (d)	—	—	317.5	317.5
Available-for-sale investments:
Corporate debt securities	—	533.6	—	533.6
U.S. government sponsored agencies	—	118.6	—	118.6
Foreign government obligations	—	5.2	—	5.2
Municipal obligations	—	9.4	—	9.4
Asset-backed securities	—	430.8	—	430.8
Total available-for-sale investments (e)	—	1,097.6	—	1,097.6
Forward foreign exchange contracts (f)	—	8.8	—	8.8
Total financial assets carried at fair value	$4,689.0	$1,152.5	$317.5	$6,159.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$2.4	$—	$2.4
Total financial liabilities carried at fair value	$—	$2.4	$—	$2.4
(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.
(b) Restricted investments are included in Other investments in the condensed consolidated balance sheets.
(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2025	December 31, 2024
Short-term investments	$90.6	$78.8
Other investments	4,643.1	4,469.2
Total	$4,733.7	$4,548.0
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

(h) Contingent consideration is included in Other long-term liabilities in the consolidated balance sheets. Changes in the estimated fair value of the contingent consideration are included in Research and development expense for the technological milestone and Selling, general and administrative expense for the sales-related milestone.
Level 1 Fair Value Measurements
As of September 30, 2025, we own 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG (Sartorius), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We own approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of September 30, 2025. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.
The change in fair market value of our investment in Sartorius for the three and nine months ended September 30, 2025 was a loss of $505.1 million and $149.5 million respectively, and is recorded in our condensed consolidated statements of income (loss).
Level 2 Fair Value Measurements
To estimate the fair value of Level 2 debt securities as of September 30, 2025 and December 31, 2024, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.
Available-for-sale investments consist of the following (in millions):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$430.0	$5.1	$(0.1)	$435.0
Municipal obligations	14.2	0.3	(0.1)	14.4
Asset-backed securities	386.1	3.1	(0.6)	388.6
U.S. government sponsored agencies	81.2	0.6	(0.1)	81.7
Foreign government obligations	12.3	0.1	—	12.4
Total	$923.8	$9.2	$(0.9)	$932.1
The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2025 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$46.8	$47.0
Mature in one to five years	582.6	588.7
Mature in more than five years	294.4	296.4
Total	$923.8	$932.1

Available-for-sale investments consist of the following (in millions):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$533.1	$2.1	$(1.6)	$533.6
Municipal obligations	9.5	—	(0.1)	9.4
Asset-backed securities	432.4	1.3	(2.9)	430.8
U.S. government sponsored agencies	119.5	0.1	(1.0)	118.6
Foreign government obligations	5.2	—	—	5.2
Total	$1,099.7	$3.5	$(5.6)	$1,097.6
As of September 30, 2025, there were no significant continuous unrealized losses greater than 12 months.
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
At September 30, 2025, we concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of September 30, 2025.
Included in Other current assets are $9.5 million and $13.1 million of interest receivable as of September 30, 2025 and December 31, 2024, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the nine months ended September 30, 2025, we have not written-off any uncollected interest receivable.
As part of distributing our products, we regularly enter into intercompany transactions. We enter into forward foreign exchange contracts to manage foreign exchange risk of future movements in foreign exchange rates that affect foreign currency denominated intercompany receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these contracts. As a result, these contracts, generally with maturity dates of 90 days or less, are recorded at their fair value at each balance sheet date. The notional amounts provide one measure of foreign exchange exposures as of September 30, 2025 and do not represent the amount of Bio-Rad's exposure to loss. The estimated fair value of these contracts was derived using the spot rates and forward points from Refinitiv on the last business day of the quarter. The resulting gains or losses from foreign exchange contracts offset gains or losses from foreign currency remeasurement of the related receivables and payables, both of which are included in Foreign currency exchange (gains) losses, net in the condensed consolidated statements of income (loss).

The following is a summary of our forward foreign currency exchange contracts (in millions):

Contracts maturing in October through December 2025 to sell foreign currency:	September 30, 2025
Notional value	$813.8
Unrealized gain	$2.5
Contracts maturing in October through December 2025 to purchase foreign currency:
Notional value	$68.5
Unrealized gain	—
Included in Other investments in the condensed consolidated balance sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying value of these investments was $23.0 million as of September 30, 2025 and December 31, 2024.
Also included in Other investments in the condensed consolidated balance sheet are our equity method investments, for which our share of the equity method investees earnings is included in Other income, net in our condensed consolidated statements of income (loss). The carrying value of these investments, net of impairments, was $25.9 million and $27.9 million as of September 30, 2025 and December 31, 2024, respectively.
The carrying value and fair value of our long-term debt was as follows (in millions):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,192.6	$1,144.8	$1,191.2	$1,098.3
Other long-term debt	10.1	10.1	9.2	9.2
Total	$1,202.7	$1,154.9	$1,200.4	$1,107.5
The fair value of our long-term debt was determined based on quoted market prices and on borrowing rates available to the Company at the respective period ends, which represent level 2 measurements.
Level 3 Fair Value Investments
During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II GmbH ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (“Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our condensed consolidated statements of income (loss). The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the three months ended September 30, 2025 was a gain of $1.8 million, which includes a

$6.2 million gain from change in fair market value of the Loan and a $4.4 million loss from change in fair market value of the value appreciation right. The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the nine months ended September 30, 2025 was a gain of $4.0 million, which includes a $9.0 million gain from change in fair market value of the Loan and a $5.0 million loss from change in fair market value of the value appreciation right. The decrease in the fair market value of the loan receivables was due to a closer maturity date and lower discount rate. As of September 30, 2025, the €400 million principal amount of the loan is still due on January 31, 2029.
The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2024	$317.5
Change in estimated fair market value, net	4.0
Foreign currency exchange gains (losses), net	43.1
September 30, 2025	$364.6

During the second quarter of 2025, we recognized a contingent consideration liability upon our acquisition of Stilla, which represents future potential payments of up to $50.0 million, payable in cash upon the achievement of certain technological and sales-related milestones, commencing on the Acquisition Date through December 31, 2026 and 2027, respectively. At the Acquisition Date, the fair value of the contingent consideration of $28.5 million was determined by using a probability-weighted expected return model for both the achievement of the technological and sales-related milestones. The significant assumptions used to estimate the fair value of the contingent consideration include an estimate of the probability of achievement and the discount rate. The probability of achievement is subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected probability of achievement may result in a higher fair value, whereas a decrease in expected probability of achievement may result in a lower fair value. The fair value of the contingent consideration is remeasured at each reporting period based on the assumptions and inputs on the date of remeasurement. The fair value of the estimated contingent consideration was $29.2 million as of September 30, 2025.

The following table provides a reconciliation of the Level 3 Stilla contingent consideration liability in the aggregate measured at estimated fair value (in millions):

January 1, 2025	$—
Stilla contingent consideration	28.5
Measurement period adjustment	0.1
Change in estimated fair value	0.6
September 30, 2025	$29.2

The following table provides quantitative information about Level 3 inputs for fair value measurement of our Stilla contingent consideration liability as of September 30, 2025. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input	Percentage
Stilla	Probability-weighted expected return model	Discount rate	4.3%

4. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2024:
Goodwill	$333.3	$412.4	$745.7
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	119.0	410.5

Acquisitions	160.5	—	160.5
Foreign currency adjustments	(0.8)	8.5	7.7
Period change, net	159.7	8.5	168.2

Balances as of September 30, 2025:
Goodwill	493.0	420.9	913.9
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$451.2	$127.5	$578.7

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	September 30, 2025
	Weighted-Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	4.6	$115.4	$(107.0)	$8.4
Know how	—	174.5	(174.5)	—
Developed product technology	10.9	315.6	(155.3)	160.3
Licenses	3.3	59.7	(49.3)	10.4
Tradenames	3.8	6.1	(5.1)	1.0
Covenants not to compete	0.6	6.5	(6.1)	0.4
Total finite-lived intangible assets		677.8	(497.3)	180.5
In-process research and development		207.9	—	207.9
Total purchased intangible assets		$885.7	$(497.3)	$388.4

	December 31, 2024
	Weighted-Average Remaining Amortization Period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	4.6	$102.9	$(95.6)	$7.3
Know how	0.8	163.4	(160.0)	3.4
Developed product technology	11.5	215.5	(140.4)	75.1
Licenses	4.0	58.7	(45.6)	13.1
Tradenames	4.6	5.9	(4.8)	1.1
Covenants not to compete	1.3	6.4	(5.5)	0.9
Total finite-lived intangible assets		552.8	(451.9)	100.9
In-process research and development		192.7	—	192.7
Total purchased intangible assets		$745.5	$(451.9)	$293.6
Amortization expense related to purchased intangible assets was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Amortization expense	$7.3	$5.3	$17.5	$16.1

5. INVENTORY
Following are the components of Inventory at September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024

Raw materials	$223.9	$222.0
Work in process	249.8	243.2
Finished goods	309.5	294.8
Total Inventory	$783.2	$760.0

6. LONG-TERM DEBT
The principal components of long-term debt are as follows (in millions):

	September 30, 2025	December 31, 2024
3.3%, Senior Notes due 2027	$400.0	$400.0
3.7%, Senior Notes due 2032	800.0	800.0
Less unamortized discounts and debt issuance costs	(7.4)	(8.8)
Long-term debt less unamortized discounts and debt issuance costs	1,192.6	1,191.2
Finance leases and other debt	10.1	10.4
Less current maturities	(1.3)	(1.2)
Long-term debt, net of current maturities	$1,201.4	$1,200.4

7. INCOME TAXES
Our effective income tax rate was 20.7% and 24.2% for the three months ended September 30, 2025 and 2024, respectively, and 39.8% and 21.3% for the nine months ended September 30, 2025 and 2024, respectively.
The realization of deferred tax assets are dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our federal, state and foreign deferred tax assets will not be realized as of September 30, 2025, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our federal, state and foreign deferred tax assets increased by $22.8 million for the period ended September 30, 2025 compared to the year ended December 31, 2024.
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
Our gross unrecognized tax benefits were $88.5 million and $86.7 million as of September 30, 2025 and December 31, 2024, respectively. The increase in our gross unrecognized tax benefits is primarily attributable to an increase of uncertain tax accruals in various jurisdictions.
As of September 30, 2025, based on the expected outcome of certain examinations or as a result of the expiration of statutes of limitation for certain jurisdictions, we believe that within the next twelve months it is reasonably possible that our previously unrecognized tax benefits could decrease by approximately $18.5 million. Substantially all such amounts will impact our effective income tax rate if recognized.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) included in our condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders' equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of December 31, 2024:	$(540.4)	$(1.8)	$4.0	$(538.2)
Other comprehensive income (loss), before reclassifications	364.7	0.6	12.6	377.9
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(0.5)	(2.2)	(2.7)
Income tax effects	(1.3)	(0.1)	(2.4)	(3.8)
Other comprehensive income (loss), net of income taxes	363.4	—	8.0	371.4
Balances as of September 30, 2025:	$(177.0)	$(1.8)	$12.0	$(166.8)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of December 31, 2023:	$(334.1)	$(2.8)	$0.9	$(336.0)
Other comprehensive income (loss), before reclassifications	6.6	0.1	19.1	25.8
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(0.4)	(1.7)	(2.1)
Income tax effects	(0.1)	1.1	(3.9)	(2.9)
Other comprehensive income (loss), net of income taxes	6.5	0.8	13.5	20.8
Balances as of September 30, 2024:	$(327.6)	$(2.0)	$14.4	$(315.2)
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
The impact to income (loss) before income taxes for amounts reclassified out of Accumulated other comprehensive income (loss) into Other income, net in the condensed consolidated statements of income (loss) were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of comprehensive income (loss)	2025	2024	2025	2024
Amortization of foreign other post-employment benefit items	$0.2	$0.1	$0.5	$0.4
Net holding gains (losses) on equity securities and available-for-sale investments	$0.8	$2.0	$2.2	$1.7

9. OTHER INCOME, NET
Other income, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and investment income	$(13.7)	$(15.4)	$(64.5)	$(66.1)
Net realized (gains) losses on investments	(1.0)	(2.0)	(2.4)	(1.7)
Other-than-temporary impairment loss on investments	6.0	—	6.0	—
Current expected credit losses on loans	1.4	—	1.4	—
Other income	(1.0)	(0.5)	(2.2)	(2.9)
Other income, net	$(8.3)	$(17.9)	$(61.7)	$(70.7)

10. EARNINGS (LOSS) PER SHARE

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
We compute net income (loss) per share of Class A and Class B using the two-class method required for participating securities. Our participating securities include Class A and Class B. Each share of Class A and Class B participates equally in earnings and losses, but may not participate equally in dividend distributions. No dividends were distributed or declared during any of the periods presented. Earnings (loss) are attributable equally to each share of Class A and Class B common stock and are determined based on the weighted average number of the respective class of common stock outstanding for the three and nine months ended September 30, 2025 and 2024.
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
The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the diluted earnings (loss) per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic weighted average shares outstanding	26,923	27,949	27,359	28,286
Effect of potentially dilutive stock options, restricted stock and performance stock awards	—	36	10	—
Diluted weighted average common shares outstanding	26,923	27,985	27,369	28,286
Anti-dilutive shares	235	257	357	411

11. SUPPLEMENTAL CASH FLOW INFORMATION
The reconciliation of net income (loss) to net cash provided by operating activities is as follows (in millions):

	Nine Months Ended
	September 30,
	2025	2024
Net income (loss)	$39.9	$(1,128.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122.9	112.4
Reduction in the carrying amount of right-of-use assets	30.1	31.1
Share-based compensation	42.1	45.9
Acquired in-process research and development	—	29.5
Other-than-temporary impairment loss on investments	6.0	—
Current expected credit losses on loans	1.4	—
Losses from change in fair market value of equity securities and loan receivable	129.1	1,680.3
Changes in fair value of contingent consideration	0.6	0.8
Payments for operating lease liabilities	(34.0)	(32.2)
Decrease in accounts receivable	15.7	25.6
(Increase) decrease in inventories	17.3	(16.0)
(Increase) decrease in other current assets	16.4	(4.7)
Increase (decrease) in accounts payable and other current liabilities	1.2	(24.4)
Increase (decrease) in income taxes payable	(12.1)	21.8
Decrease in deferred income taxes	(19.7)	(408.5)
Increase (decrease) in other long-term liabilities	(0.5)	1.4
Other	10.9	(3.6)
Net cash provided by operating activities	$367.3	$331.0

Non-cash investing activities:
Purchased property, plant and equipment	$6.5	$7.4
Purchased marketable securities and investments	$3.3	$5.7
Sold marketable securities and investments	$—	$0.2

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

13. SEGMENT INFORMATION
Information regarding industry segments at September 30, 2025 and 2024 and for the three months then ended are as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Net sales	2025	$261.8	$391.2	$—
	2024	$260.9	$388.8	$—

Cost of goods sold	2025	$115.9	$193.7	$—
	2024	$111.0	$182.8	$—

Depreciation and amortization	2025	$20.6	$23.6	$—
	2024	$17.4	$21.5	$—

Segment profit	2025	$145.9	$197.5	$—
	2024	$149.9	$206.0	$—

Segment assets	2025	$310.9	$472.3	$—
	2024	$304.4	$499.9	$—
Information regarding industry segments for the nine months ended September 30, 2025 and 2024 are as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Net sales	2025	$753.2	$1,136.8	$—
	2024	$753.1	$1,145.4	$0.5

Cost of goods sold	2025	$330.6	$564.7	$—
	2024	$326.9	$534.5	$0.6

Depreciation and amortization	2025	$55.4	$67.5	$—
	2024	$49.9	$62.5	$—

Segment profit	2025	$422.6	$572.1	$—
	2024	$426.2	$610.9	$(0.1)
Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. Our chief operating decision maker ("CODM") views Gross profit as the key driver in management's performance optimization strategy.

The following reconciles total segment gross profit to consolidated income (loss) before income taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total segment profit	$343.4	$355.9	$994.7	$1,037.0
Selling, general and administrative expense	(206.8)	(200.4)	(623.3)	(610.0)
Research and development expense	(71.3)	(91.0)	(205.3)	(216.3)
Interest expense	(12.3)	(12.1)	(36.9)	(36.7)
Foreign currency exchange gains (losses), net	2.9	(1.6)	4.5	2.0
Gains (losses) from change in fair market value of equity securities and loan receivable	(495.3)	792.9	(129.1)	(1,680.3)
Other income, net	8.3	17.9	61.7	70.7
Consolidated income (loss) before income taxes	$(431.1)	$861.6	$66.3	$(1,433.6)

14. RESTRUCTURING COSTS
In February 2025, management approved a new restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in the U.S. and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain operations to lower cost locations. Our February 2025 restructuring plan is expected to be substantially completed by the end of 2025. In addition to the below restructuring plan reserve activity, management recorded $4.1 million of restructuring expense related to facility exit costs, primarily impacting the Clinical Diagnostics segment. From February 2025 to September 30, 2025, total restructuring-related expenses for our February 2025 restructuring plan was $40.8 million, primarily representing estimated termination benefits to employees.
The adjustments to expense recorded during the nine months ended September 30, 2025 were primarily due to changes in the estimates of employee termination benefits of our previously announced restructuring plans, and the timing of the remaining employee termination benefit payments in accordance with statutory requirements.
The following table summarizes the activity of our total restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2024:	$2.0	$13.0	$15.0
Charged to expense - employee termination benefits	15.4	16.0	31.4
Adjustments to expense	2.5	0.1	2.6
Cash payments	(16.0)	(19.6)	(35.6)
Foreign currency adjustments	0.2	1.5	1.7
Balances as of September 30, 2025:	$4.1	$11.0	$15.1

The accrued restructuring plan reserve of $15.1 million as of September 30, 2025 was recorded in Accrued payroll and employee benefits in the condensed consolidated balance sheets. Restructuring-related expense is allocated in the condensed consolidated statements of income (loss) as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Cost of goods sold	$(0.6)	$0.6	$4.1	$1.7
Selling, general and administrative expense	2.4	0.8	20.3	3.9
Research and development expense	0.7	—	13.7	1.5
Total restructuring expense	$2.5	$1.4	$38.1	$7.1

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
The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$16.9	$17.3	$49.9	$52.2

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1	$0.2	$0.3
Interest on lease liabilities	0.2	0.2	0.5	0.5
Total finance lease cost	$0.3	$0.3	$0.7	$0.8
Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the three and nine months ended September 30, 2025 and 2024. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the three and nine months ended September 30, 2025 and 2024.
Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.3	$10.8	$34.0	$32.2
Operating cash flows from finance leases	$0.2	$0.2	$0.5	$0.5
Financing cash flows from finance leases	$0.1	$0.1	$0.2	$0.3

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1.7	$0.1	$41.8	$11.3
Supplemental balance sheet information related to leases was as follows (in millions):

	September 30, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets	$180.3	$160.5

Current operating lease liabilities	$36.8	$41.7
Operating lease liabilities	155.8	131.4
Total operating lease liabilities	$192.6	$173.1
Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and notes payable, and Long-term debt, net of current maturities.

	September 30, 2025	December 31, 2024
Finance Leases
Property, plant and equipment, gross	$11.5	$11.7
Less: accumulated depreciation and amortization	(6.3)	(6.1)
Property, plant and equipment, net	$5.2	$5.6

Current maturities of long-term debt and notes payable	$0.5	$0.4
Long-term debt, net of current maturities	8.8	9.2
Total finance lease liabilities	$9.3	$9.6

	September 30, 2025	December 31, 2024
Weighted Average Remaining Lease Term
Operating leases - in years	7	6
Finance leases - in years	13	13

Weighted Average Discount Rate
Operating leases	4.8%	4.1%
Finance leases	6.7%	6.5%
Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2025 (excluding the nine months ended September 30, 2025)	$11.2	$0.3
2026	42.7	1.1
2027	35.2	1.1
2028	27.4	1.1
2029	22.8	1.1
Thereafter	91.4	9.7
Total lease payments	230.7	14.4
Less imputed interest	(38.1)	(5.1)
Total	$192.6	$9.3
The value of our operating lease portfolio is principally for facilities with longer durations than the lesser value vehicles, and other equipment with shorter terms and higher turn-over.
As of September 30, 2025, operating leases that have not commenced are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2024 and the condensed consolidated financial statements for the three and nine months ended September 30, 2025.

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

Results of Operations

The following table shows Cost of goods sold, Gross profit, components of operating expense, (Gains) losses from change in fair market value of equity securities and loan receivable, and Net income (loss) as a percentage of Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.4	45.2	47.4	45.4
Gross profit	52.6	54.8	52.6	54.6
Selling, general and administrative expense	31.7	30.8	33.0	32.1
Research and development expense	10.9	14.0	10.9	11.4
(Gains) losses from change in fair market value of equity securities and loan receivable	75.8	(122.0)	6.8	88.5
Net income (loss)	(52.4)	100.5	2.1	(59.4)

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it affects our financial statements materially and requires subjective or complex judgments by management. An accounting estimate is deemed to be critical if it requires assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three and nine months ended September 30, 2025 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

There have been no substantial changes in our significant accounting policies during the three and nine months ended September 30, 2025, compared with the significant accounting policies described in Note 1 to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

Three Months Ended September 30, 2025 Compared to
Three Months Ended September 30, 2024

Results of Operations – Sales, Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales ("sales") for the third quarter of 2025 were $653.0 million compared to $649.7 million in the third quarter of 2024, an increase of 0.5%. On a currency neutral basis, third quarter 2025 sales decreased by approximately 1.7%, compared to the same period in 2024. The decrease in sales was primarily driven by lower sales in both Life Science and Clinical Diagnostics segments.
The Life Science segment sales for the third quarter of 2025 were $261.8 million, essentially flat compared to the same period last year. On a currency neutral basis, sales decreased 1.5% compared to the third quarter in 2024, driven by the constrained academic research and biotech funding environment. Currency neutral sales decreased in the Americas, partially offset by increased sales in Asia Pacific and EMEA.

The Clinical Diagnostics segment sales for the third quarter of 2025 were $391.2 million, an increase of 0.6% compared to the same period last year. On a currency neutral basis, sales decreased 1.8% compared to the third quarter in 2024. The currency neutral sales decrease was primarily driven by the lower reimbursement rates for diabetes testing in China. Currency neutral sales decreased in Asia Pacific, partially offset by increased sales in the Americas and EMEA.

Consolidated gross margin was 52.6% for the third quarter of 2025 compared to 54.8% for the third quarter of 2024. Gross margin for the Life Science segment and Clinical Diagnostics segment for the third quarter of 2025 decreased by approximately 1.7 percentage points and 2.5 percentage points, respectively, as compared to the same period last year. The decrease in gross margin was primarily driven by higher material costs and reduced fixed manufacturing absorption.

Selling, general and administrative ("SG&A") expense for the third quarter of 2025 was $206.8 million or 31.7% of sales, compared to $200.4 million, or 30.8% of sales for the third quarter of 2024. The increase in SG&A expense was due to higher employee-related and restructuring costs.

Research and development ("R&D") expense for the third quarter of 2025 was $71.3 million or 10.9% of sales, compared to $91.0 million or 14.0% of sales in the third quarter of 2024. The decrease in R&D expense was primarily due to higher in-process R&D charges associated with an acquisition in the third quarter of 2024, compared to the third quarter of 2025.

Results of Operations – Non-operating

Interest expense for the third quarter of 2025 and 2024 was $12.3 million and $12.1 million, respectively, which primarily consisted of interest expense related to the $1.2 billion Senior Notes.

Foreign currency exchange (gains) losses, net consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange gains, net were $2.9 million for the third quarter of 2025 compared to foreign currency exchange losses, net of $1.6 million for the third quarter of 2024. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable amounted to a loss of $495.3 million for the third quarter of 2025, compared to a gain of $792.9 million for the third quarter of 2024. The change in the fair market value primarily resulted from the recognition of holding losses of $505.1 million in the third quarter of 2025 compared to holding gains of $761.1 million in the third quarter of 2024 on our position in Sartorius AG. In addition, holding gains from the change in fair market value of our loan receivable of $1.8 million in the third quarter of 2025 compared to holding gains of $25.2 million in the third quarter of 2024 contributed to the change.

Other income, net for the third quarter of 2025 was $8.3 million compared to $17.9 million for the third quarter of 2024. The difference in Other income, net of $9.6 million was primarily attributable to realized losses on equity investments in the third quarter of 2025 compared to the third quarter of 2024.

Our effective income tax rate was 20.7% and 24.2% for the third quarter of 2025 and 2024, respectively. The effective tax rate reported in the third quarter of 2025 and 2024 was primarily driven by the unrealized gain/loss in equity securities and the geographical mix of earnings.

Nine Months Ended September 30, 2025 Compared to
Nine Months Ended September 30, 2024

Results of Operations - Sales, Margins and Expenses

Sales for the first nine months of 2025 were $1.89 billion compared to $1.90 billion in the first nine months of 2024, a decrease of 0.5%. On a currency neutral basis, the first nine months of 2025 sales decreased by 0.7% compared to the same period in 2024.

The Life Science segment sales for the first nine months of 2025 were $753.2 million, essentially flat compared to the same period last year. On a currency neutral basis, sales decreased 0.3% compared to the first nine months of 2024 which was essentially flat. Currency neutral sales decreased in the Americas and Asia Pacific, partially offset by increased sales in EMEA.

The Clinical Diagnostics segment sales for the first nine months of 2025 were $1.14 billion, a decrease of 0.8% compared to the same period last year. On a currency neutral basis, sales decreased 0.9% compared to the first nine months of 2024. The currency neutral sales decrease was primarily driven by the lower reimbursement rates for diabetes testing in China. Currency neutral sales decreased in Asia Pacific, partially offset by increased sales in the Americas and EMEA.

Consolidated gross margins were 52.6% for the first nine months of 2025 compared to 54.6% for the first nine months of 2024. Gross margin for the Life Science segment and Clinical Diagnostics segment for the first nine months of 2025 decreased by approximately 0.5 percentage points and 3.0 percentage points, respectively, as compared to the same period last year. The decrease in gross margin was primarily driven by higher material costs and reduced fixed manufacturing absorption.

SG&A expenses increased to $623.3 million or 33.0% of sales for the first nine months of 2025 compared to $610.0 million or 32.1% of sales for the first nine months of 2024. The increase in SG&A expense was primarily due to higher restructuring costs.

R&D expenses decreased to $205.3 million or 10.9% of sales in the first nine months of 2025 compared to $216.3 million or 11.4% of sales in the first nine months of 2024. The decrease in R&D expenses in the first nine months of 2025 compared to the prior year period was primarily due to higher in-process R&D charges associated with an acquisition in the first nine months of 2024, compared to the first nine months of 2025.

Results of Operations – Non-operating

Interest expense for the first nine months of 2025 and 2024 was $36.9 million and $36.7 million, respectively, which primarily consisted of interest expense related to the $1.2 billion Senior Notes.

Foreign currency exchange (gains) losses, net consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange gains, net were $4.5 million and $2.0 million for the first nine months of 2025 and 2024, respectively. Gains and losses are primarily due to the estimating process inherent in the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable amounted to a loss of $129.1 million for the first nine months of 2025, compared to a loss of $1.68 billion for the first nine months of 2024. The change in the fair market value primarily resulted from the recognition of holding losses of $149.5 million in the first nine months of 2025 compared to holding losses of $1.71 billion in the first nine months of 2024 on our position in Sartorius AG. In addition, gains from the change in fair value of our loan receivable of $4.0 million in the first nine months of 2025 compared to holding gains of $14.7 million in the first nine months of 2024 contributed to the change.

Other income, net for the first nine months of 2025 was $61.7 million compared to $70.7 million for the first nine months of 2024. The difference in Other income, net of $9.0 million was primarily attributable to realized losses on equity investments in the first nine months of 2025.

Our effective income tax rate was 39.8% and 21.3% for the first nine months of 2025 and 2024, respectively. The effective tax rate reported in the first nine months of 2025 was primarily affected by the unrealized gain/loss in equity securities, acquisitions, valuation of our deferred tax assets, stock-based compensation, and geographic mix of earnings. The tax rate for the first nine months of 2024 was primarily affected by the unrealized gain/loss in equity securities.

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

As of September 30, 2025, we had available $1.4 billion in cash, cash equivalents and short-term investments, of which approximately 18% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws, and there are no substantial incremental costs.

Additional liquidity is realized through positive cash flows from operating activities, and is readily available via the sale of short-term investments and access to our $200.0 million unsecured Revolving Credit Agreement, available through February 2029, and to a lesser extent international lines of credit. Borrowings under the Revolving Credit Agreement are available on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Revolving Credit Agreement as of September 30, 2025, however, $5.7 million was utilized for domestic standby letters of credit that reduced our borrowing availability.

In March 2022, we received $1.2 billion in cash proceeds from the issuance of Senior Notes. The $400 million and $800 million Senior Notes mature in March 2027 and March 2032, respectively and interest on the Senior Notes is 3.3% and 3.7% per annum, respectively. Interest is payable semiannually in arrears on March 15 and September 15 of each year.

Management believes that our cash, cash equivalents and short-term investments , together with cash flow from operations and the Revolving Credit Agreement will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital for the next twelve months and beyond.

Cash Flows from Operations

Net cash provided by operations was $367.3 million and $331.0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in operating cash flows was primarily due to improved working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $155.5 million and $129.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increase was due to net cash outflows for the acquisition of Stilla, partially offset by change in net outflows primarily due to the timing of our purchases, maturities and sales of marketable securities and investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $286.5 million and $192.6 million for the nine months ended September 30, 2025, and 2024, respectively. The increase in net cash used in financing activities was primarily attributable to higher payments for share repurchases. During the nine months ended September 30, 2025, we repurchased 1,205,381 shares of Class A common stock for $295.5 million and during the nine months ended September 30, 2024, we repurchased 690,857 shares of Class A common stock for $203.6 million. We designated these repurchased shares as treasury stock. As of September 30, 2025, $284.6 million remained available for repurchases under the 2023 Share Repurchase Program. Repurchases under the 2023 Share Repurchase program may be made at management’s discretion from time to time on the open market.

Recent Accounting Pronouncements Adopted

We did not adopt any new accounting pronouncements during the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the nine months ended September 30, 2025, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant international operations. We have direct distribution channels in over 36 countries outside the United States, and during the nine months ended September 30, 2025 our foreign entities generated 59% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, unfair competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.
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
There have been, and will continue to be, significant changes in the healthcare industry in an effort to reduce costs. These changes include:
•The trend towards managed care, together with healthcare reform of the delivery system in the United States and efforts to reform in Europe and China, has resulted in increased pressure on healthcare providers and other participants in the healthcare industry to reduce selling prices. Consolidation among healthcare providers and consolidation among other participants in the healthcare industry has resulted in fewer, more powerful groups, whose purchasing power gives them cost containment leverage. In particular, there has been a consolidation of laboratories and a consolidation of blood transfusion centers. These industry trends and competitive forces place constraints on the levels of overall pricing and thus could have a material adverse effect on our gross margins for products we sell in clinical diagnostic markets.
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
On July 4, 2025, the United States enacted tax reform through the One Big Beautiful Bill Act ("OBBBA"). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We do not believe the OBBBA will have a material impact on our income tax provision, but we continue to monitor U.S. Department of the Treasury guidance and regulations.

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
We have substantial debt and have the ability to incur additional debt. As of September 30, 2025, we had approximately $1.2 billion of outstanding long-term indebtedness, primarily consisting of the 3.3% Senior Notes due in March 2027 and the 3.7% Senior Notes due in March 2032 as further discussed in Note 6 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $5.7 million of which was utilized for domestic standby letters of credit as of September 30, 2025. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2025, $284.6 million of stock remained available for repurchases under the Company's 2023 Share Repurchase Program, which was authorized by the Board of Directors in July 2023 and July 2024. Repurchases under the 2023 Share Repurchase Program may be made at management's discretion from time to time on the open market, through trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions. The authorization has no expiration.
The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2025	187,057	$248.99	187,057	$290.8
August 1 to August 31, 2025	25,521	$245.00	25,521	$284.6
September 1 to September 30, 2025	—	—	—	$284.6

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	October 29, 2025	/s/ Norman Schwartz
Norman Schwartz
Chairman of the Board and Chief Executive Officer

Date:	October 29, 2025	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Executive Vice President, Chief Financial Officer