Form 10-K
period 2025-12-31
BIO-RAD LABORATORIES, INC.
filed 2026-02-13
CIK 12208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM			10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended			December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to _________________________________

Commission file number			1-7928

BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			94-1381833
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)

1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code		(510)			724-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Trading Symbols	Name of Each Exchange on Which Registered
Class A Common Stock Par Value $0.0001 per share		BIO	New York Stock Exchange
Class B Common Stock Par Value $0.0001 per share		BIO.B	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒			Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐			Yes	☒	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.			☒	Yes	☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
			☒	Yes	☐ No

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
As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's Class A Common Stock held by non-affiliates was approximately $4,446,568,594 and the aggregate market value of the registrant's Class B Common Stock held by non-affiliates was approximately $23,786,912.

As of February 9, 2026, there were 21,924,284 shares of Class A Common Stock and 5,066,110 shares of Class B Common Stock outstanding.

Documents Incorporated by Reference
	Document	Form 10-K Parts
(1)	Definitive Proxy Statement to be mailed to stockholders in connection with the
	registrant's 2026 Annual Meeting of Stockholders (specified portions)	III

BIO-RAD LABORATORIES, INC.

FORM 10-K DECEMBER 31, 2025

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

PART I.

ITEM 1. BUSINESS
General

Bio-Rad Laboratories, Inc. (referred to in this report as “Bio-Rad,” “we,” “us,” “the Company,” and “our”) is a multinational life science and clinical diagnostics company that develops, manufactures, and markets a broad portfolio of instruments, systems, reagents, and consumables.

We have direct operations in over 36 countries outside the United States through subsidiaries focused on sales, customer service, and product distribution. In certain locations outside and within these countries, our sales efforts are supplemented by distributors and agents.

Description of Business

Business Segments

Bio-Rad operates in two industry segments designated as Life Science and Clinical Diagnostics. Both segments operate worldwide. Our Life Science segment and our Clinical Diagnostics segment generated approximately 40% and 60%, respectively, of our consolidated net sales for the year ended December 31, 2025. We generated approximately 40% of our consolidated net sales for the year ended December 31, 2025 from the U.S. and approximately 60% from our international locations, with Europe being our largest international region.

Life Science Segment

Our Life Science segment develops, manufactures, and markets instruments, systems, reagents, and consumables used to separate, purify, characterize, and quantify biological materials, including cells, proteins, and nucleic acids. These products are utilized in research and biopharmaceutical laboratory environments, as well as in biopharmaceutical manufacturing, quality control processes, food safety testing, and science education applications. We serve the research market, where our products are applied to support the progression of scientific discovery from early research through clinical and applied use. We offer a broad portfolio comprising thousands of life science products distributed globally. We estimate the worldwide sales of products in the markets we serve to be approximately $19 billion. Our principal life science customers include universities and medical schools, industrial research organizations, government agencies, pharmaceutical manufacturers, biotechnology companies, and food producers and testing laboratories.

Clinical Diagnostics Segment
Our Clinical Diagnostics segment designs, manufactures, markets, and supports diagnostic test systems, informatics solutions, test kits, and specialized quality controls for clinical laboratories in the global diagnostics market. Our products address targeted segments within the in vitro diagnostics (“IVD”) market, with a focus on differentiated diagnostic applications.

We supply several thousand products supporting more than 300 clinical diagnostic tests within the IVD market. We estimate the worldwide sales of products in the markets we serve to be approximately $16 billion. IVD tests are performed outside the human body and are used to identify and measure substances in patient tissue, blood, or urine samples.

Our clinical diagnostics portfolio consists of reagents, instruments, and software, which are typically provided as integrated systems to support standardized laboratory workflows and reproducible test results. Revenue in this business is largely recurring, as laboratories generally standardize on specific testing platforms that rely on a supplier’s instruments, reagents, and consumables. As a result, an installed base of diagnostic systems typically generates recurring revenue through ongoing sales of test kits and consumables for each sample processed.

Our principal clinical diagnostics customers include hospital laboratories, diagnostic reference laboratories, transfusion laboratories, and physician office laboratories.

Raw Materials and Components

We utilize a wide variety of chemicals, biological materials, electronic components, machined metal parts, optical parts, computing and peripheral devices. Most of these materials and components are available from numerous sources, and in 2025, we generally did not experience difficulty in securing adequate supplies. In certain instances, we acquire components and materials from a sole supplier. For more discussion relating to the risks to our supply of raw materials, including the difficulty of securing adequate supplies, please see “Item 1A, Risk Factors” of this Annual Report.

Patents, Trademarks and Licenses

We own over 2,100 U.S. and international patents and numerous trademarks. We also hold licenses under U.S. and foreign patents owned by third parties and pay royalties on the sales of certain products under these licenses. In addition, we also receive royalties for licenses of our intellectual property. We view these patents, trademarks and license agreements as valuable assets; however, we believe that our ability to develop and manufacture our products depends primarily on our knowledge, technology and special skills rather than our patent, trademark and licensing positions.

Seasonal Operations

Our business is not inherently seasonal. However, the European custom of concentrating vacation during the summer months usually tempers third quarter sales volume and operating income.

Sales and Marketing

We conduct our global operations through an extensive direct commercial organization, employing approximately 770 sales and sales management personnel worldwide as of December 31, 2025. Our sales teams are primarily composed of experienced industry professionals with scientific training, and we operate dedicated, segment-aligned sales organizations supporting each of our operating segments. We believe this direct commercial model enables effective portfolio coverage, deeper customer engagement, and the development of long-term customer relationships.

We also use a range of sales and marketing intermediaries ("SMIs") in our international markets. The types of SMIs we utilize are distributors, agents, brokers and resellers. We have programs and policies in place with our SMIs requiring their compliance with all applicable laws, including adhering to our anti-corruption standards to ensure a transparent sale to our customers.

Our customer base is broad and diversified. Our global customer base includes (1) university and research institutions; (2) hospital, public health and commercial laboratories; (3) diagnostic manufacturers; and (4) companies in the biotechnology, pharmaceutical, chemical and food industries.

Our sales are affected by a number of external factors. For example, a number of our customers, particularly in the Life Science segment, are substantially dependent on government grants and research contracts for their funding. In our Clinical Diagnostic segment, we are constrained by government reimbursement for many of our products.

Competition

The markets served by our product groups are highly competitive. Our competitors range from early-stage companies to large multinational corporations with substantial resources and global reach. We focus our competitive efforts on market segments where the technology, performance, and application of our products provide customers with differentiated capabilities that offer specific advantages over the competition.

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

Research and Development

We conduct extensive research and development activities in all areas of our business. Research and development has played a major role in Bio-Rad’s growth and is expected to continue to do so in the future. Our research teams are continuously developing new products and new applications for existing products. In our development of new products and applications, we interact with scientific and medical professionals at pharma and biopharma companies, universities, hospitals, medical schools, and elsewhere within our industry. In addition, we regularly invest in companies that are engaged in the development of new technologies that either complement or expand our existing portfolio of products. As of December 31, 2025, we had approximately 790 employees worldwide focused on research and development, including degreed scientists, engineers, software developers and other technical support staff.

Regulatory Matters

The development, testing, manufacturing, marketing, post-market surveillance, distribution, advertising and labeling of certain of our products (primarily diagnostic and donor screening products) are subject to regulation in the United States by the Center for Devices and Radiological Health ("CDRH") and/or the Center for Biologics Evaluation and Research ("CBER") of the U.S. Food and Drug Administration ("FDA") and in other jurisdictions by state and foreign government authorities. FDA regulations require that certain new products have pre-marketing notification (“510(k)”) or approval (“PMA” or Biologics License Application – “BLA”) by the FDA and require certain products to be manufactured in accordance with FDA’s current Good Manufacturing Practice ("cGMP") regulations, to be extensively tested and to be properly labeled to disclose test results and performance claims and limitations.

A clinical trial is generally required to support a PMA or BLA application and can be required for a 510(k) clearance or a de novo authorization. Conducting clinical trials in a clinical environment enrolling human subjects and/or related samples to validate the investigation device requires compliance with Good Clinical Practice ("GCP") and regulatory guidelines, which is a complex and costly activity that may require use of outsourced resources that specialize in planning and conducting the clinical trial for the medical device manufacturer.

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

Human Capital Resources

At Bio-Rad, we consider our employees to be our most valuable asset, and critical to the effective development, manufacture, sale, distribution and servicing of our vast array of products and services. Our employees are essential to satisfying our customers’ needs for products to advance science and healthcare. At December 31, 2025, we had approximately 7,450 employees, the overwhelming majority of which are full-time employees. Our employees are located throughout the world with roughly 46% in the Americas, 36% in Europe, the Middle-East and Africa, and 18% in Asia Pacific. Our employees work in 37 different countries around the world. We are a diverse organization. Our differences offer new and unique ideas and perspectives. We foster a work culture that embraces the diverse experience and knowledge of every employee.

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

As of December 31, 2025, we owned 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius, representing approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius. As of December 31, 2025, the fair value of our investment in Sartorius was $5,669.2 million. We account for our investment in Sartorius at fair market value and do not include any of the financial information summarized below in our consolidated financial statements.

The following summarizes certain financial data of Sartorius as of and for the year ended December 31, 2024 (in millions).

December 31, 2024 (1)
Current assets	€2,113.7
Non-current assets	7,989.3
Current liabilities	1,444.6
Non-current liabilities	4,760.6
Equity	3,897.8

Year Ended December 31, 2024 (1)
Sales revenue	€3,380.7
Gross profit on sales	1,524.4
Earnings before interest and taxes (EBIT)	392.6
Net profit	137.4

Cash flow from operating activities	976.2
Cash flow from investing activities	(425.8)
Cash flow from financing activities	(128.3)

(1) As disclosed in Sartorius's consolidated financial statements for the year ended December 31, 2024, prepared in accordance with the International Financial Reporting Standards (IFRS), the International Financial Reporting Interpretations Committee (IFRIC) Standards, and the International Accounting Standards Board (IASB) as required to be applied by the European Union, and based upon information publicly disclosed by Sartorius. Bio-Rad does not assume, and by way of referencing the financial data of Sartorius above shall not be deemed to assume, any responsibility or liability for any errors or omissions in the information publicly disclosed by Sartorius.

Refer to Sartorius’ 2024 Annual Report for further details, which can be found at https://www.sartorius.com/en/company/investor-relations/sartorius-ag-investor-relations. The Sartorius website and any information disclosed thereon are not incorporated by reference into this report.

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

We have significant international operations. We have direct distribution channels in over 36 countries outside the United States, and during the twelve months ended December 31, 2025 our foreign entities generated approximately 60% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, unfair competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.

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

In recent years, we have been faced with challenging global economic conditions. U.S. and international markets have experienced inflationary pressures, and inflation rates in the U.S. and in other countries in which we operate have been at elevated levels. Our raw material costs have increased, and we are not always able to recover these increased costs from our customers. Russia’s invasion of Ukraine and sanctions against Russia have caused disruptions to global economic conditions and are negatively impacting our business. Conflicts in the Middle East have also caused some disruptions to the global business environment (including impacting international logistics), the stability of the Middle East region and our business in that region. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe. In addition, we expect moderating economic growth and changing government policies in China will continue to affect our commercial opportunities in the country. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on prices for our products and longer sales cycles. A weakening of macroeconomic conditions is also adversely affecting our suppliers, which could continue to result in interruptions in the supply of components and raw materials necessary for our products and raw material cost increases. The United States continues to announce new tariffs and significant increases to existing tariffs. Other countries continue to respond with countermeasures. We continue to analyze this uncertain situation and the impacts on our business as events unfold. These events have impacted and we expect will continue to impact the global economic and geopolitical environment, and could lead to higher prices, inflation and possibly a recession. This could lead to higher costs for our products and lower revenue, and could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding our international operations above and regarding government regulations below.

Reductions in government funding and the capital spending programs of our customers have negatively impacted our revenue and could have a material adverse effect on our business, results of operations or financial condition.

Our customers include universities, clinical diagnostics laboratories, government agencies, hospitals and pharmaceutical, biotechnology and chemical companies. The capital spending programs of these institutions and companies have a significant effect on the demand for our products. Such programs are based on a wide variety of factors, including the resources available to make such purchases, the availability of funding from grants by governments or government agencies, the spending priorities for various types of equipment and the policies regarding capital expenditures during industry downturns or recessionary periods. In 2025, the United States government proposed reductions of federal funding to some institutions and companies that are our customers. Reduced government spending, along with ongoing challenges in the biopharma market and among small biotech companies, continues to negatively impact our business. If funding to our customers continues to decrease, or if our customers decrease or reallocate their budgets in a manner adverse to us, our business, results of operations or financial condition could be materially and adversely affected.

A reduction or interruption in the supply of components and raw materials has adversely affected and could continue to adversely affect our manufacturing operations and related product sales.

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. We have experienced raw material cost increases, some of which will likely continue. In addition, due to the regulatory environment in which we operate, we may need to cease use of certain essential components and materials and be unable to establish acceptable replacement sources for such components or materials. When our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner is adversely affected, which affects our ability to sell our products. Tariff increases and associated supply chain disruptions may also impact our business. In addition, if we do not accurately estimate demand for our products, we may experience excess and obsolete inventories and be forced to incur additional expenses, which could adversely affect our results of operations.

Breaches of our information systems could have a material adverse effect on our business and results of operations.

We have experienced and expect to continue to experience attempts by individuals and organizations to attack and penetrate our layered security controls. Through our sales and eCommerce channels, we collect and store confidential information that customers provide to, among other things, purchase products or services, enroll in promotional programs and register on our web site. We also acquire and retain information about suppliers and employees in the normal course of business. Such information on our systems includes personally identifiable information and, in limited instances, protected health information. We also create and maintain proprietary information that is critical to our business, such as our product designs and manufacturing processes. Despite initiatives to improve our technology systems, such as our enterprise resource planning implementation and the centralization of our global information technology organization, we could experience a significant data security breach. The Company is also subject to phishing and other fraud schemes including fraudulent vendor communications with requests for payments and fraudulent attempts to redirect payments to improper bank accounts, some of which have been successful. While the Company has adopted training and process changes to limit the success of such fraudulent activity, the Company will be unable to stop all such fraudulent activity which may lead to unrecoverable payments to criminal accounts. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may not be able to anticipate all of these techniques or to implement adequate preventive measures. Computer hackers have attempted to penetrate and will likely continue to attempt to penetrate our and our vendors’ information systems and, if successful, could misappropriate confidential customer, supplier, employee or other proprietary business information, such as our intellectual property. Third parties could also gain control of our systems and use them for criminal purposes while appearing to be us. As a result, we could lose existing customers, have difficulty attracting new customers, be exposed to claims from customers and suppliers, financial institutions, payment card associations, employees and other persons, have regulatory sanctions or penalties imposed, incur additional expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. Our operations and ability to process sales orders, particularly through our eCommerce channels, could also be disrupted, as they have been in the past. Any significant breakdown, intrusion, interruption, corruption, or destruction of our systems, as well as any data breaches, could have a material adverse effect on our business and results of operations. See also our risk factors regarding our information technology systems below.

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
In May 2024, the FDA issued a final rule applicable to certain clinical diagnostic products referred to as laboratory developed tests ("LDTs"). A federal court vacated the rule in March 2025, and the FDA subsequently formally rescinded the final rule. If there is new legislation in the future to bring LDTs under the same FDA regulatory framework as other in vitro diagnostics, this change could negatively impact our customers who use our life science products for LDTs.

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

On July 4, 2025, the U.S. enacted tax reform through the One Big Beautiful Bill Act ("OBBBA"). Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The new legislation did not have a material impact on the 2025 income tax provision, and we do not anticipate a material impact in future years. We will continue to monitor U.S. Department of the Treasury guidance and regulations to assess any potential future effects.

On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) which made a number of substantial changes to how the U.S. imposes income tax on multinational corporations. The U.S Treasury, Internal Revenue Service and other standard setting bodies continue to issue guidance and interpretation relating to the Tax Act. As future guidance is issued, we may make adjustments to amounts previously reported that could materially impact our financial statements.

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

Complying with new laws or regulations concerning sustainability matters or climate related matters will result in increased compliance costs and create additional non-compliance risks. Failure to adequately meet our stakeholder’s expectations or comply with any such laws or regulations may result in loss of business, reputational damage, an inability to attract customers, an inability to attract and retain top talent, and a negative impact on our business, results of operations and financial condition. We also have announced certain sustainability goals, which require ongoing investment and operational changes. Our efforts may not achieve their intended outcomes, and we may not achieve such goals, which could negatively impact our reputation and business.

Use of generative AI and other AI technologies presents risks and challenges due to the evolving nature of AI.

We utilize artificial intelligence and machine learning technologies (“AI”), such as chatbots, assistants and automation agents, in our business operations, and we are exploring the other opportunities that AI could bring us. The use of AI, particularly generative AI, and the developing regulatory landscape pose risks that could expose us to liability or adversely affect our business. Integration of AI into our and our vendors’ systems (potentially without the vendor disclosing such use to us) subjects us to the risk that the providers of AI may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. This may lead to loss of intellectual property or exposure of confidential or proprietary information, breaches of security or privacy, and reduced levels of service or experience. Sophisticated cyberattacks, including those using AI, could increase these risks. Generative AI can produce false or misleading outputs, or generate content that may not be subject to intellectual property protection or that infringes proprietary rights of others, and thereby present additional risks to our business. Regulatory changes or reinterpretations could introduce new compliance risks, including potential government enforcement actions or civil lawsuits. In addition, a failure to timely and effectively use or deploy AI and integrate it into new product offerings and services could negatively impact our competitiveness, particularly ahead of developing consumer demands and evolving industry trends. Our competitors’ faster or more effective adoption of AI also could disadvantage us.

Our current and future debt and related covenants may restrict our future operations.

We have substantial debt and have the ability to incur additional debt. As of December 31, 2025, we had approximately $1.2 billion of outstanding long-term indebtedness, primarily consisting of the 3.3% Senior Notes due in March 2027 and the 3.7% Senior Notes due in March 2032 as further discussed in Note 7 of the consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $6.0 million of which was utilized for domestic standby letters of credit as of December 31, 2025. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

We have significant manufacturing and distribution facilities, including in the United States, France, Switzerland, Germany and Singapore. In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years. These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, lack of fuel resources due to geopolitical instability (such as Russia’s reduction in energy resources supplied to Western Europe), electricity outages, the inability to operate our production and distribution facilities due to power grid failures or lack of fuel, and strikes or other labor unrest at any of our sites or surrounding areas could cause disruption to our business. Acts of terrorism, bioterrorism, violence or war (such as Russia's invasion of Ukraine and the recent escalation of conflicts in the Middle East), weather-related events, or public health issues such as pandemics and the outbreak of a contagious disease like COVID-19 could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East, and Eastern Europe. Any of these events could adversely affect our business, results of operations and financial condition.

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

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework Special Publication 800-53, 800-61 and Center for Internet Security, Critical Security Controls (CIS Controls). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the National Institute of Standards and Technology Cybersecurity Framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

Our management team, including, our Chief Information Security Officer, Chief Privacy Officer, General Counsel, Senior Director of Information Security & IT Compliance, Corporate Treasurer, and Internal Audit Senior Director, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team includes expertise in navigating the complex landscape of cybersecurity, with a robust background in cyber risk management and incident response. With a collective experience that spans several decades, our team has addressed and mitigated diverse cyber threats, ranging from sophisticated attacks to emerging vulnerabilities. Members of our management team hold industry-recognized certifications, including but not limited to CISSP, CISA, and CEH, underscoring their commitment to continuous professional development and adherence to the highest standards in the field.

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

ITEM 2. PROPERTIES

We own our corporate headquarters located in Hercules, California. The principal manufacturing and research locations for each segment are as follows:

Segment	Location	Owned/Leased

Life Science	Oxford, England	Leased
	Neuried, Germany	Leased
	Shanghai, China	Leased
	Suzhou, China	Leased

Clinical Diagnostics	Irvine, California	Leased
	Greater Seattle Area, Washington	Leased
	Warsaw, Poland	Leased
	Cressier, Switzerland	Owned
	Dreieich, Germany	Owned/Leased

Shared	Greater San Francisco Bay Area, California	Owned/Leased
	Ann Arbor, Michigan	Leased
	Greater Paris Area, France	Leased
	Lille, France	Owned
	Leipzig, Germany	Leased
	Singapore	Leased

Most manufacturing and research facilities also house administration, sales and distribution activities. In addition, we lease office and warehouse facilities in a variety of locations around the world. The facilities are used primarily for sales, service, distribution and administration for both segments.

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

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information Concerning Common Stock

Bio-Rad’s Class A and Class B Common Stock are listed on the New York Stock Exchange with the ticker symbols BIO and BIO.B, respectively.

On February 9, 2026, we had 137 holders of record of Class A Common Stock and 80 holders of record of Class B Common Stock. Bio-Rad has never paid a cash dividend and has no present plans to pay cash dividends.

In July 2023, the board of directors authorized a new share repurchase program ("2023 Share Repurchase Program") granting the Company authority to repurchase, on a discretionary basis, up to $500 million of the outstanding shares of the Company's common stock. In July 2024, the board of directors granted the Company authority to repurchase, on a discretionary basis, up to an additional $500 million of the outstanding shares of the Company’s common stock under the 2023 Share Repurchase Program. During the three months ended December 31, 2025, we did not repurchase or otherwise acquire any shares of the Company's common stock. As of December 31, 2025, $284.6 million remained available for repurchases under the 2023 Share Repurchase Program.

See Item 12 of Part III of this report for the security ownership of certain beneficial owners and management and for securities authorized for issuance under equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative stockholder returns over the past five years for our Class A Common Stock, the S&P MidCap 400 Index, and the S&P 500 Life Sciences Tools & Services Index, assuming $100 invested on December 31, 2020, and reinvestment of dividends if paid:

This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act or the Exchange Act and shall not otherwise be deemed filed under these Acts.

ITEM 6.  RESERVED

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes which are an integral part of the statements. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 14, 2025, for the discussion of the comparison of the fiscal year ended December 31, 2024 to the fiscal year ended December 31, 2023.

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

We rely on the support of many governments for both research and healthcare. The current global economic outlook is still uncertain as the need to control social spending by many governments limits opportunities for growth. Approximately 40% of our 2025 consolidated net sales are derived from the United States and approximately 60% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the dollar strengthens. When the dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

Current global economic and geopolitical conditions remain uncertain, and we rely on the support of many governments for both research and healthcare. Reduced government spending, along with ongoing challenges in the biopharma market and among small biotech companies, continues to negatively impact our business. Additionally, the market in China, which represents a mid-single digit percentage of our 2025 consolidated net sales, remains uncertain as a result of these factors. We expect these conditions to continue in 2026.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates on an on-going basis. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. However, future events may cause us to change our assumptions and estimates, which may require adjustment. Actual results could differ from these estimates. We have determined that for the periods reported in this Annual Report on Form 10-K the following accounting policies and estimates are critical in understanding our financial condition and results of operations.

Accounting for Income Taxes

We operate in multiple jurisdictions and our profits are taxed pursuant to the tax laws of these jurisdictions. Our effective income tax rate may be affected by the changes in or interpretations of tax laws and tax agreements in any given jurisdiction, utilization of net operating loss and tax credit carryforwards, changes in geographical mix of income and expense, and changes in our assessment of matters such as the ability to realize deferred tax assets. As a result of these considerations, we must estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating current tax exposure together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets.

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

We first may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test included in U.S. GAAP. To the extent our assessment identifies adverse conditions, or if we elect to bypass the qualitative assessment, goodwill is tested at the reporting unit level using a quantitative impairment test. We generally estimate the fair value of the reporting units in goodwill impairment assessments using an income approach, which includes an analysis of the future cash flows expected to be generated and the risk associated with achieving such cash flows. This approach requires significant management judgment including the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the reporting unit. Actual results may differ from management’s estimates. There were no impairments of goodwill for the years ended December 31, 2025, 2024 and 2023.

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

Results of Operations - Sales, Gross Margins and Expenses

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

The following table shows Cost of goods sold, Gross margin, components of operating expense, and Net income (loss) as a percentage of Net sales:

	2025	2024
Net sales	100.0%	100.0%
Cost of goods sold	48.1	46.3
Gross margin	51.9	53.7
Selling, general and administrative expense	32.7	31.7
Research and development expense	10.7	11.5
Impairment of purchased intangibles and related items, net	6.7	—
Net income (loss)	29.4	(71.9)

Net sales

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales ("sales") for the year ended December 31, 2025 were $2.58 billion, compared to $2.57 billion for the year ended December 31, 2024, an increase of 0.7%. On a currency neutral basis, for the year ended December 31, 2025 sales were essentially flat compared to the same period in 2024.

The Life Science segment sales for the year ended December 31, 2025 were $1.02 billion, a decrease of 0.7% compared to the year ended December 31, 2024. On a currency neutral basis, sales decreased 1.3% compared to the year ended December 31, 2024, driven by the constrained academic research and biotech funding environment. Currency neutral sales decreased in the Americas, partially offset by increased sales in EMEA and Asia Pacific.

The Clinical Diagnostics segment sales for the year ended December 31, 2025 were $1.56 billion, an increase of 1.6% compared to the year ended December 31, 2024. On a currency neutral basis, sales increased 0.8% compared to the year ended December 31, 2024. The currency neutral sales increase was primarily driven by quality control and blood typing products, partially offset by lower reimbursement rates for diabetes testing in China. Currency neutral sales increased in the Americas and EMEA, partially offset by decreased sales in Asia Pacific.

Gross margin

Consolidated gross margin was 51.9% for the year ended December 31, 2025 compared to 53.7% for the year ended December 31, 2024.

Gross margin for the Life Science segment for the year ended December 31, 2025 decreased by approximately 2.5 percentage points from the year ended December 31, 2024. The decrease in gross margin was primarily driven by one-time inventory write-offs after extensive evaluations of our product portfolios as a result of recent acquisitions, higher material costs and reduced fixed manufacturing absorption.

Gross margin for the Clinical Diagnostics segment for the year ended December 31, 2025 decreased by approximately 1.4 percentage points from the year ended December 31, 2024. The decrease in gross margin was primarily driven by higher material costs and reduced fixed manufacturing absorption.

Selling, general and administrative expense

Consolidated selling, general and administrative ("SG&A") expense increased to $844.3 million or 32.7% of sales for the year ended December 31, 2025 compared to $814.0 million or 31.7% of sales for the year ended December 31, 2024. The increase in SG&A expense was primarily due to higher restructuring costs.

Research and development expense

Consolidated research and development ("R&D") expense decreased to $275.6 million or 10.7% of sales for the year ended December 31, 2025 compared to $295.9 million or 11.5% of sales for the year ended December 31, 2024. The decrease in R&D was primarily due to $29.5 million of in-process research and development ("IPR&D") expense recognized in 2024 for an acquisition that did not recur in 2025, partially offset by higher restructuring costs in 2025.

Impairment of purchased intangibles and related items, net

In December 2025, we impaired the IPR&D asset associated with our 2021 acquisition of Dropworks, Inc. (“Dropworks”) amounting to $81.7 million, as completion of the technology had been delayed and the Company has revised its revenue forecast associated with Dropworks. The impairment of the IPR&D asset was included in the Life Science segment’s results of operations.

In December 2025, we discontinued development of the IPR&D asset associated with our 2022 acquisition of Curiosity Diagnostics, Sp. Z. o. o. ("Curiosity") and recorded an impairment charge of $127.7 million. We concluded that the discontinuation represented a substantial liquidation of the business of the foreign subsidiary for accounting purposes, which resulted in the recognition of $36.6 million of previously unrealized foreign currency translation gains associated with that entity. The net impairment of $91.1 million, was included in the Clinical Diagnostics segment's results of operations.

Results of Operations – Non-operating

Interest expense

Interest expense for the years ended December 31, 2025 and 2024 was $49.0 million and $48.9 million, respectively, which primarily consisted of interest expense related to the $1.2 billion Senior Notes.

Foreign currency exchange (gains) losses

Foreign currency exchange (gains) losses, net consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange net gains were $6.6 million and $3.9 million for the years ended December 31, 2025 and December 31, 2024, respectively. Gains and losses are primarily due to the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

Change in fair market value of equity securities and loan receivable

(Gains) losses from change in fair market value of equity securities and loan receivable was a gain of $900.4 million and a loss of $2.66 billion for the years ended December 31, 2025 and 2024, respectively. The change in the fair market value primarily resulted from the recognition of holding gains of $872.6 million for the year ended December 31, 2025 compared to holding losses of $2.68 billion for the year ended December 31, 2024 on our investment in Sartorius.

Other income, net

Other income, net includes investment and dividend income, interest income on our cash and cash equivalents, short-term investments and long-term marketable securities. Other income, net was $90.3 million for the year ended December 31, 2025, essentially flat compared to the year ended December 31, 2024.

Effective tax rate

Our effective tax rates were 23.7% and 21.3% for the years ended December 31, 2025 and 2024, respectively. The effective tax rates for the years ended December 31, 2025 and 2024 were driven by the change in fair market value of our equity securities as well as shifts in the geographical mix of earnings.

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

As of December 31, 2025, we had available $1.5 billion in cash, cash equivalents and short-term investments, of which approximately 18% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws, and there are no substantial incremental costs.

Additional liquidity is realized through positive cash flows from operating activities, and is readily available via the sale of short-term investments and access to our $200.0 million unsecured Revolving Credit Agreement, available through February 2029, and to a lesser extent international lines of credit. Borrowings under the Revolving Credit Agreement are available on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Revolving Credit Agreement as of December 31, 2025, however, $6.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability.

In March 2022, we received $1.2 billion in cash proceeds from the issuance of Senior Notes. The $400 million and $800 million Senior Notes mature in March 2027 and March 2032, respectively, and interest on the Senior Notes is 3.3% and 3.7% per annum, respectively. Interest is payable semiannually in arrears on March 15 and September 15 of each year.

Management believes that our cash, cash equivalents and short-term investments, together with cash flow from operations and the unsecured Revolving Credit Agreement, will be adequate to meet our current objectives for operations, research and development, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital for the next twelve months and beyond.

Cash Flows from Operating Activities

Net cash provided by operating activities was $532.2 million and $455.2 million for the years ended December 31, 2025 and 2024, respectively. The increase in operating cash flows was primarily due to improved working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $189.7 million and $160.2 million for the years ended December 31, 2025 and 2024, respectively. The increase was due to net cash outflows for the acquisition of Stilla Technologies, partially offset by lower net outflows related to marketable securities and investments, reflecting the timing of our purchases, maturities, and sales.

Cash Flows from Financing Activities

Net cash used in financing activities was $283.2 million and $218.8 million for the years ended December 31, 2025 and 2024, respectively. The increase in net cash used in financing activities was primarily attributable to payments for share repurchases, partially offset by payment of contingent consideration in 2024. During the year ended December 31, 2025, we repurchased 1,205,381 shares of Class A common stock for $295.5 million and during the year ended December 31, 2024, we repurchased 690,857 shares of Class A common stock for $203.6 million. We designated these repurchased shares as treasury stock. As of December 31, 2025, $284.6 million of stock remained available for repurchases under the Company's 2023 Share Repurchase Program.

Contractual Obligations

The following summarizes certain of our contractual obligations as of December 31, 2025 and the effect such obligations are expected to have on our cash flows in future periods (in millions):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	One Year	Years	Years	5 Years
Long-term debt, including current portion (1)	$1,210.0	$1.3	$401.0	$1.2	$806.5
Interest payments (1)	$213.7	$43.9	$64.1	$61.4	$44.3
Operating lease obligations (2)	$217.0	$42.5	$63.3	$40.0	$71.2
Purchase obligations (3)	$105.8	$90.2	$15.6	$—	$—
Long-term liabilities (4)	$123.7	$8.5	$50.4	$12.8	$52.0

(1) These amounts represent expected cash payments, primarily from Senior Notes, which are included in our December 31, 2025 consolidated balance sheet. See Note 7 of the consolidated financial statements for additional information about our debt.

(2) Operating lease obligations are described in Note 18 of the consolidated financial statements.

(3) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms. Purchase obligations exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered to Bio-Rad generally within Accounts payable or Other current liabilities. See Note 14 of the consolidated financial statements for additional information about these purchase obligations.

(4) These amounts primarily represent recognized long-term obligations for other post-employment benefits, fair value of the contingent consideration and long-term deferred revenue. Excluded from this table are tax liabilities for uncertain tax positions and contingencies in the amount of $83.9 million. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded from the table above. See Note 8 of the consolidated financial statements for additional information about our income taxes. See Note 14 of the consolidated financial statements for additional information about these long-term liabilities.

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

Foreign Exchange Risk. We operate and conduct business in many countries and are exposed to movements in foreign currency exchange rates. We face transactional currency exposures that arise when we enter into transactions denominated in currencies other than U.S. dollars. Additionally, our consolidated stockholders' equity is impacted by the conversion of the net assets of our international subsidiaries for which the functional currency is not the U.S. dollar.

Foreign currency exposures are managed and hedged on a centralized basis. This allows for natural offsets and netting of foreign exchange exposures across entities. Where possible, we seek to manage our foreign exchange risk in part through operational means, including matching same-currency revenues to same-currency costs, and same-currency assets to same-currency liabilities. We enter into foreign currency forward contracts to hedge the gains and losses arising from remeasurement of non-U.S. dollar denominated monetary assets and liabilities, primarily cash, accounts receivables and accounts payables. These balance sheet hedge contracts, which generally expire within 90 days, are carried at fair value on the balance sheet. We record the change in fair value of our foreign currency denominated cash, receivables and payables as a foreign exchange (gain) loss on our consolidated statements of income (loss) along with the change in fair market value of the balance sheet hedge contracts used as an economic hedge of those assets or liabilities.

We started to hedge certain anticipated foreign currency cash flows in late 2025. To protect against adverse movements in value of anticipated non-U.S. dollar transactions or cash flows, we enter into foreign currency forward contracts that generally expire within 12 months and no later than 18 months. These foreign currency hedge contracts are designated as cash flow hedges and are carried on our balance sheet at fair value, with the effective portion of hedge gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged revenue and/or expense is recognized.

Our forward contract holdings at year-end were analyzed to determine their sensitivity to fluctuations in foreign currency exchange rates. All other variables were held constant. Market risk associated with derivative holdings is the potential change in fair value of derivative positions arising from an adverse movement in foreign exchange rates. A hypothetical 10% depreciation /appreciation of foreign currencies relative to the U.S. dollar would result in an unrealized gain / loss of $59.9 million on our derivative position as of December 31, 2025. For balance sheet hedges, the gains or losses on foreign currency forward contracts resulting from changes in currency exchange rates are expected to approximately offset remeasurement losses or gains on the exposures being hedged.

Interest Rate Risk. Bio-Rad centrally manages the short-term cash surpluses and maintains a diversified portfolio of high-quality fixed income securities, such as U.S. Treasury, U.S. government sponsored agency securities, corporate notes and bonds, and asset backed securities. A sharp rise in interest rates could have a material adverse impact on the fair value of our fixed-income investment portfolio. Conversely, declines in interest rates could have a material adverse impact on interest income for our investment portfolio. A hypothetical increase or decrease in interest rates by 50 and 100 basis points would have resulted in a decrease or increase in the fair value of our net investment position of approximately $9.9 million and $20.0 million, respectively, as of December 31, 2025.

As of December 31, 2025, we had $1.20 billion in principal amount of fixed-rate long-term debt outstanding. Interest rate changes affect the fair value of our notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

Share price movement risk associated with our investment in Sartorius. We face financial statement exposure resulting from changes in the market value of our position in Sartorius. A 10% depreciation/appreciation on the quoted stock prices for ordinary and preference shares of Sartorius at December 31, 2025, would result in an approximate loss/gain of $566.9 million reported in the financial statement line (Gains) losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss) for the year ended December 31, 2025.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio-Rad Laboratories, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bio-Rad Laboratories, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence over net sales

As discussed in Notes 1 and 16 to the consolidated financial statements, the Company recorded $2.6 billion of net sales for the year ended December 31, 2025. The Company is a multinational manufacturer and worldwide distributor of its own life science research products and clinical diagnostics products. The Company recognizes revenue through the sale of products, services, license of intellectual property and rental of instruments.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales. For each location for which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s net sales processes for the selected revenue streams. We performed a software-assisted data analysis to test relationships among certain revenue transactions. We assessed the recorded net sales for certain revenue streams by selecting a sample of revenue transactions during the year and comparing the amounts recognized by the Company to relevant underlying documentation such as contracts and shipping documents or other third-party evidence. We evaluated the sufficiency of the audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence over net sales.

/s/ KPMG LLP

We have served as the Company's auditor since 2013.

Santa Clara, California
February 12, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Bio‑Rad Laboratories, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Bio-Rad Laboratories, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Santa Clara, California
February 12, 2026

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(In millions, except share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$529.8	$488.1
Short-term investments	1,010.9	1,176.4
Accounts receivable, less allowance for credit losses of $5.5 and $9.2 as of December 31, 2025 and 2024, respectively	460.6	452.5
Inventory	740.7	760.0
Prepaid expenses	136.5	122.6
Other current assets	27.7	30.7
Total current assets	2,906.2	3,030.3

Property, plant and equipment, net	539.9	528.1
Operating lease right-of-use assets	170.0	160.5
Goodwill, net	579.8	410.5
Purchased intangibles, net	174.3	293.6
Other investments	6,103.6	4,839.2
Other assets	102.7	101.9
Total assets	$10,576.5	$9,364.1

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Balance Sheets
(continued)
(In millions, except share data)

	December 31,
	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129.0	$122.3
Accrued payroll and employee benefits	172.3	124.2
Current maturities of long-term debt and notes payable	1.3	1.2
Income and other taxes payable	36.6	31.2
Current operating lease liabilities	36.1	41.7
Other current liabilities	141.7	147.2
Total current liabilities	517.0	467.8

Long-term debt, net of current maturities	1,201.7	1,200.4
Deferred income taxes	1,059.4	818.0
Operating lease liabilities	145.7	131.4
Other long-term liabilities	199.1	177.2
Total liabilities	3,122.9	2,794.8

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 25,199,760 and 25,191,463 at 2025 and 2024, respectively; shares outstanding - 21,924,284 and 22,936,735 at 2025 and 2024, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued and outstanding - 5,066,110 and 5,074,409 at 2025 and 2024, respectively	—	—
Additional paid-in capital	476.0	463.2
Class A treasury stock at cost, 3,275,476 shares at 2025 and 2,254,728 shares at 2024	(1,009.6)	(772.1)
Retained earnings	8,176.3	7,416.4
Accumulated other comprehensive loss	(189.1)	(538.2)
Total stockholders’ equity	7,453.6	6,569.3
Total liabilities and stockholders’ equity	$10,576.5	$9,364.1
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Income (Loss)
(In millions, except number of shares, which are reflected in thousands, and per share data)

	Year Ended December 31,
	2025	2024	2023

Net sales	$2,583.2	$2,566.5	$2,671.2
Cost of goods sold	1,243.3	1,187.6	1,244.3
Gross profit	1,339.9	1,378.9	1,426.9
Selling, general and administrative expense	844.3	814.0	841.7
Research and development expense	275.6	295.9	247.4
Impairment of purchased intangibles and related items, net	172.8	—	—
Income from operations	47.2	269.0	337.8
Interest expense	49.0	48.9	49.4
Foreign currency exchange gains, net	(6.6)	(3.9)	(7.3)
(Gains) losses from change in fair market value of equity securities and loan receivable	(900.4)	2,656.8	1,252.3
Other income, net	(90.3)	(90.3)	(106.5)
Net income (loss) before income taxes	995.5	(2,342.5)	(850.1)
(Provision for) benefit from income taxes	(235.6)	498.3	212.8
Net income (loss)	$759.9	$(1,844.2)	$(637.3)

Basic earnings (loss) per share:
Net income (loss) per share	$27.87	$(65.36)	$(21.82)
Weighted average common shares - basic	27,263	28,214	29,209

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$27.85	$(65.36)	$(21.82)
Weighted average common shares - diluted	27,281	28,214	29,209

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$759.9	$(1,844.2)	$(637.3)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	333.9	(206.3)	132.4
Foreign other post-employment benefits adjustments	7.4	1.0	(12.8)
Net unrealized holding gains (losses) on available-for-sale (AFS) investments	7.7	3.1	11.2
Net unrealized holding gains (losses) on cash flow hedge	0.1	—	—
Other comprehensive income (loss), net of tax	349.1	(202.2)	130.8
Comprehensive income (loss)	$1,109.0	$(2,046.4)	$(506.5)

The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Cash received from customers	$2,656.4	$2,553.1	$2,684.2
Cash paid to suppliers and employees	(2,058.9)	(2,058.2)	(2,240.5)
Interest paid, net	(46.6)	(46.5)	(47.5)
Income tax payments, net	(61.6)	(99.4)	(129.6)
Dividend proceeds and miscellaneous receipts, net	81.0	86.1	100.1
(Payments for) proceeds from forward foreign exchange contracts, net	(38.1)	20.1	8.2
Net cash provided by operating activities	532.2	455.2	374.9
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(157.6)	(165.6)	(156.7)
Proceeds from dispositions of property, plant and equipment	0.1	0.1	0.2
Proceeds from divestiture of a division	—	—	2.5
Payments for business acquisitions, net of cash received	(218.5)	—	—
Payments for acquired in-process research and development	—	(23.4)	—
Payments for purchases of marketable securities and investments	(669.3)	(1,276.6)	(689.0)
Proceeds from sales of marketable securities and investments	793.6	1,106.0	501.9
Proceeds from maturities of marketable securities and investments	62.0	199.3	361.3
Net cash (used in) provided by investing activities	(189.7)	(160.2)	20.2
Cash flows from financing activities:
Payments on long-term debt	(0.5)	(0.4)	(0.5)
Payments for debt issuance costs	—	(0.6)	—
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	15.8	19.2	18.5
Tax payments from net share settlement	(3.0)	(3.4)	(14.9)
Payments for purchases of treasury stock	(295.5)	(203.6)	(428.7)
Payments of contingent consideration	—	(30.0)	—
Net cash used in financing activities	(283.2)	(218.8)	(425.6)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(16.9)	9.2	0.4
Net increase (decrease) in cash, cash equivalents and restricted cash	42.4	85.4	(30.1)
Cash, cash equivalents and restricted cash at beginning of year	489.8	404.4	434.5
Cash, cash equivalents and restricted cash at end of year	$532.2	$489.8	$404.4

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that agrees to the same amounts shown in the consolidated statements of cash flows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$529.8	$488.1	$403.8
Restricted cash included in Other current assets	2.0	1.4	0.2
Restricted cash included in Other assets	0.4	0.3	0.4
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$532.2	$489.8	$404.4

These restricted cash items are primarily related to performance guarantees and other restricted deposits.
The accompanying notes are an integral part of these consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at December 31, 2022	$—	$447.4	$(263.6)	$9,898.2	$(466.8)	$9,615.2
Net income (loss)	—	—	—	(637.3)	—	(637.3)
Other comprehensive income (loss), net of tax	—	—	—	—	130.8	130.8
Share-based compensation expense	—	61.3	—	—	—	61.3
Purchase of treasury stock	—	—	(428.7)	—	—	(428.7)
Reissuance of treasury stock	—	(44.7)	64.1	(0.3)	—	19.1
Shares withheld related to net share settlement of equity awards	—	(14.9)	—	—	—	(14.9)
Excise tax on stock repurchase	—	—	(4.3)	—	—	(4.3)
Balance at December 31, 2023	$—	$449.1	$(632.5)	$9,260.6	$(336.0)	$8,741.2
Net income (loss)	—	—	—	(1,844.2)	—	(1,844.2)
Other comprehensive income (loss), net of tax	—	—	—	—	(202.2)	(202.2)
Share-based compensation expense	—	62.3	—	—	—	62.3
Purchase of treasury stock	—	—	(201.6)	—	—	(201.6)
Reissuance of treasury stock	—	(44.8)	64.0	—	—	19.2
Shares withheld related to net share settlement of equity awards	—	(3.4)	—	—	—	(3.4)
Excise tax on stock repurchase	—	—	(2.0)	—	—	(2.0)
Balance at December 31, 2024	$—	$463.2	$(772.1)	$7,416.4	$(538.2)	$6,569.3
Net income (loss)	—	—	—	759.9	—	759.9
Other comprehensive income (loss), net of tax	—	—	—	—	349.1	349.1
Share-based compensation expense	—	58.0	—	—	—	58.0
Purchase of treasury stock	—	—	(292.6)	—	—	(292.6)
Reissuance of treasury stock	—	(42.2)	58.0	—	—	15.8
Shares withheld related to net share settlement of equity awards	—	(3.0)	—	—	—	(3.0)
Excise tax on stock repurchase	—	—	(2.9)	—	—	(2.9)
Balance at December 31, 2025	$—	$476.0	$(1,009.6)	$8,176.3	$(189.1)	$7,453.6

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Bio-Rad bases its estimates on historical experience and on various other market-specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Such estimates include, but are not limited to, revenue recognition, the valuation of inventory, the valuation of acquired intangible assets and goodwill, valuation of accounts receivable, estimation of warranty reserve, useful lives of intangible assets and property, plant and equipment, fair value of equity awards, estimation of legal reserves, the recognition and measurement of current and deferred income tax assets and fair value measurement of the Loan receivable and other financial instruments. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less which are readily convertible into cash.

Available-for-Sale Investments

Available-for-sale investments consist of corporate debt securities, municipal obligations, asset backed securities, U.S. government sponsored agencies securities and foreign government obligations. Management classifies investments at the time of purchase and reevaluates such classification at each balance sheet date. Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Available-for-sale investments are reported at fair value based on quoted market prices and other observable market data. Unrealized gains and losses are reported as a component of other comprehensive income (loss), net of any related tax effect. Realized gains and losses and other-than-temporary impairments on investments are included in Other income, net (see Note 12).

Concentration of Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, investments, foreign exchange contracts, trade accounts receivable and loans receivable. Cash and cash equivalents and investments are placed with various highly rated major financial institutions located in different geographic regions.

The forward contracts used in managing our foreign currency exposures have an element of risk in that the counterparties may be unable to meet the terms of the agreements. We attempt to minimize this risk by limiting the counterparties to a diverse group of highly-rated domestic and international financial institutions. In the event of non-performance by these counterparties, the carrying amounts of our financial instruments represent the maximum amount of loss we would have incurred as of our fiscal year-end.

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

Changes in our allowance for credit losses were as follows (in millions):

	December 31
	2025	2024	2023
Beginning balance	$9.2	$14.9	$15.0
Provision for expected credit losses	(1.8)	(0.6)	0.5
Write-offs charged against the allowance	(1.9)	(5.1)	(0.6)
Ending balance	$5.5	$9.2	$14.9

Inventory

Inventories are valued at the lower of cost and net realizable value and include material, labor and overhead costs. Cost is determined using standard costs, which approximate actual costs, and are relieved from inventory on a first-in, first-out basis. We assess the valuation of our inventory on a periodic basis and make adjustments to the value for estimated excess and obsolete inventory based on estimates and assumptions about future demand, economic conditions and actual usage, which require management judgment. Inventory write-downs are recognized in Cost of goods sold in our consolidated statements of income (loss). We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle is classified as long-term on our consolidated balance sheets. The long-term inventory was immaterial as of December 31, 2025 and 2024.

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

Intangible Assets

Our intangible assets primarily include goodwill, developed product technology, know how, licenses, tradenames, customer relationships/lists, and in-process research and development assets. Intangible assets with finite lives, which include developed product technology, know how, tradenames, licenses and customer relationships/lists, are carried at cost and amortized using the straight-line method over their estimated useful lives.

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

Impairment of Long-Lived Assets

We review long-lived assets, such as property, plant and equipment and finite-lived intangible assets, for impairment whenever events indicate that the carrying amounts might not be recoverable. Recoverability of property, plant and equipment, and other finite-lived intangible assets are measured by comparing the projected undiscounted net cash flows associated with those assets to their carrying amounts. If an asset is considered impaired, it is written down to its fair value, which is determined based on the asset's projected discounted cash flows or appraised value, depending on the nature of the asset. For purposes of recognition of impairment for assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identifiable.

There were no impairments of finite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023.

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

We determined that there are two reporting units, which are the same as our operating segments, namely Life Science and Clinical Diagnostics. We generally estimate the fair value of the reporting units in goodwill impairment assessments using an income approach, which includes an analysis of the future cash flows expected to be generated and the risk associated with achieving such cash flows. This approach requires significant management judgment including the discount rate that is applied to the discretely forecasted future cash flows to calculate the present value of those cash flows and the estimate of future cash flows attributable to the reporting unit. Actual results may differ from management’s estimates. In the current year, we elected to perform a qualitative assessment of goodwill and determined that it is not more likely than not that the fair values of our reporting units are less than their carrying amounts and that goodwill is not impaired for any of our reporting units. There were no impairments of goodwill for the years ended December 31, 2025, 2024 and 2023.

Impairment of Indefinite-Lived Intangible Assets

For indefinite-lived intangible assets, which are comprised of in-process research and development assets, we conduct an impairment analysis annually in the fourth quarter or more frequently if indicators of impairment exist. We first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of each of the in-process research and development assets exceeds its fair value. The qualitative assessment requires the consideration of factors such as adverse macroeconomic conditions, declining market and industry trends in which the Company operates, rising cost factors including inflation, and changes in projected future cash flows. If we determine it is more likely than not that the fair value is less than its carrying amount of the in-process research and development assets, a quantitative assessment is performed. The quantitative assessment compares the fair value of the in-process research and development assets to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized for the excess. For the years ended December 31, 2024 and 2023, we elected to perform a qualitative assessment of indefinite-lived intangible assets and determined that it is not more likely than not that the fair value is less than its carrying amount and that in-process research and development was not impaired. For the year ended December 31, 2025, all in-process research and development assets were determined to be fully impaired and written off (see Note 4).

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

Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% of total revenue in each of 2025, 2024 and 2023. Such revenue forms part of the Net sales in our consolidated statements of income (loss).

Contract costs:
As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our consolidated statements of income (loss).
Disaggregation of Revenue:

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 16).
Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements, including installation services. The deferred revenue balance at December 31, 2025 and December 31, 2024 was $62.9 million and $61.5 million, respectively. The short-term deferred revenue balance at December 31, 2025 and December 31, 2024 was $48.9 million and $47.8 million, respectively. Deferred revenues are included in Other current liabilities and Other long-term liabilities in the consolidated balance sheets.

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

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the consolidated balance sheets. Changes in our warranty liability were as follows (in millions):

	December 31
	2025	2024	2023
Beginning balance	$7.1	$8.4	$10.6
Provision for warranty	5.3	6.1	9.3
Actual warranty costs	(6.3)	(7.4)	(11.5)
Ending balance	$6.1	$7.1	$8.4

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

Share-Based Compensation Plans

Share-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. We recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the share-based payment awards. Forfeitures are recognized as they occur. These plans are described more fully in Note 11.

Earnings (Loss) Per Share

We compute Net income (loss) per share of Class A Common Stock ("Class A") and Class B Common Stock ("Class B") using the two-class method. Each share of Class A and Class B participates equally in earnings and losses, but may not participate equally in dividend distributions. No dividends were distributed or declared during any of the periods presented. Earnings (loss) is attributable equally to each share of Class A and Class B common stock and is determined based on the weighted average number of the respective class of common stock outstanding for the year.

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

The weighted average number of common shares outstanding used to calculate Basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the Diluted earnings (loss) per share calculation are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Basic weighted average shares common outstanding	27,263	28,214	29,209
Effect of potentially dilutive stock options, restricted
stock and performance stock awards	18	—	—
Diluted weighted average common shares outstanding	27,281	28,214	29,209
Anti-dilutive shares	336	226	212

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

Equity Investments

Investments in publicly traded companies in which we do not have the ability to exercise significant influence are reported at fair value, with unrealized gains and losses reported as a component of (Gains) losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss). Companies in which we do not have a controlling financial interest, but over which we have significant influence, are accounted for using the equity method (see Note 3). Our share of the after-tax earnings of equity method investees is included in Other income, net in our consolidated statements of income (loss). Investments in privately held companies in which we do not have the ability to exercise significant influence are accounted for using the cost method with adjustments for observable changes in price or impairments (see Note 3). We monitor our relationships with investees when changes occur that could affect whether we have the ability to exercise significant influence.

Recent Accounting Pronouncements Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU includes enhanced disclosure requirements, primarily related to the rate reconciliation and income taxes paid information. We adopted ASU 2023-09 effective January 1, 2025. This update has been adopted prospectively in the financial statements. See Note 8, Income Taxes for our updated presentation.

Recent Accounting Pronouncements to be Adopted

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

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". The ASU removes all references to prescriptive and sequential software development stages and instead requires companies to start capitalizing software costs when: (a) management has authorized and committed to funding the software project and (b) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The ASU allows for adoption using a prospective transition approach, a modified transition approach or a retrospective transition approach. We are currently evaluating the impact to our financial statements and which method of adoption will be applied.

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements". The objective of this ASU is to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of these amendments on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities". The objective of this ASU is to establish a comprehensive framework for recognizing, measuring, and presenting government grants received by business entities. The amendments are intended to enhance consistency and transparency in financial reporting by providing clear guidance on how such grants should be accounted for within the financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact of these amendments on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements.” The objective of this ASU is to enhance the clarity and usefulness of interim financial reporting by introducing targeted disclosure requirements designed to improve transparency for users of interim financial statements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of these amendments on our consolidated financial statements.

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

The following table summarizes the preliminary allocation of the purchase consideration to the estimated fair values of the assets acquired and liabilities assumed at the Acquisition Date (in millions) with information available as of December 31, 2025:

Fair Value
Assets Acquired:
Cash and cash equivalents	$10.6
Developed technology	94.9
Customer relationships	2.4
Other identifiable assets acquired	11.3

Liabilities Assumed:
Other current liabilities	(15.6)
Other identifiable liabilities assumed	(6.4)
Net identifiable assets acquired	97.2
Goodwill	160.5
Net assets acquired	$257.7

The goodwill and identifiable intangible assets are not deductible for tax purposes. Goodwill related to the acquisition is primarily attributable to opportunities to further develop and enhance the droplet digital PCR systems and combining the operations and technologies of Bio-Rad and Stilla. Developed technology is accounted for as an intangible asset with a finite useful life. Goodwill will be tested for impairment annually and both the goodwill and intangible assets will be tested whenever there are indications of impairment, such as a significant decrease in the market value or a change in the expected useful life of technology. The amortization period and method will be reviewed periodically to ensure they reflect the technology's usage and economic value.

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

We included Stilla's estimated fair value of assets acquired and liabilities assumed in our consolidated balance sheets beginning on the Acquisition Date. The results of operations for Stilla post-acquisition are immaterial for the year ended December 31, 2025. Pro forma results of operations for the Stilla acquisition have not been presented because they are not material to the consolidated statements of income (loss).

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2025 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Corporate debt securities	$—	$1.6	$—	$1.6
Time deposits	—	39.4	—	39.4
U.S. government sponsored agencies securities	—	59.9	—	59.9
Money market funds	209.7	—	—	209.7
Total cash equivalents (a)	209.7	100.9	—	310.6
Restricted investments (b)	1.1	—	—	1.1
Equity Securities (c)	5,740.5	—	—	5,740.5
Loan under the fair value option (d)	—	—	373.4	373.4
Available-for-sale investments:
Corporate debt securities	—	451.9	—	451.9
U.S. government sponsored agencies securities	—	79.6	—	79.6
Foreign government obligations	—	11.7	—	11.7
Municipal obligations	—	14.9	—	14.9
Asset-backed securities	—	381.5	—	381.5
Total available-for-sale investments (e)	—	939.6	—	939.6
Forward foreign exchange contracts (f)	—	1.2	—	1.2
Total financial assets carried at fair value	$5,951.3	$1,041.7	$373.4	$7,366.4

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$1.8	$—	$1.8
Contingent consideration (h)	—	—	29.6	29.6
Total financial liabilities carried at fair value	$—	$1.8	$29.6	$31.4

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2024 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Time deposits	$—	$31.2	$—	$31.2
U.S. government sponsored agencies securities	—	14.9	—	14.9
Money market funds	139.4	—	—	139.4
Total cash equivalents (a)	139.4	46.1	—	185.5
Restricted investments (b)	1.6	—	—	1.6
Equity securities (c)	4,548.0	—	—	4,548.0
Loan under the fair value option (d)	—	—	317.5	317.5
Available-for-sale investments:
Corporate debt securities	—	533.6	—	533.6
U.S. government sponsored agencies securities	—	118.6	—	118.6
Foreign government obligations	—	5.2	—	5.2
Municipal obligations	—	9.4	—	9.4
Asset-backed securities	—	430.8	—	430.8
Total available-for-sale investments (e)	—	1,097.6	—	1,097.6
Forward foreign exchange contracts (f)	—	8.8	—	8.8
Total financial assets carried at fair value	$4,689.0	$1,152.5	$317.5	$6,159.0

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$2.4	$—	$2.4
Total financial liabilities carried at fair value	$—	$2.4	$—	$2.4

(a) Cash equivalents are included in Cash and cash equivalents in the consolidated balance sheets.

(b) Restricted investments are included in Other investments in the consolidated balance sheets.

(c) Equity securities are included in the following accounts in the consolidated balance sheets (in millions):

	December 31, 2025	December 31, 2024
Short-term investments	$71.3	$78.8
Other investments	5,669.2	4,469.2
Total	$5,740.5	$4,548.0

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

(h) Contingent consideration in a liability position is included in Other long-term liabilities in the consolidated balance sheets. Changes in the estimated fair value of the contingent consideration are included in Research and development expense for the technological milestone and Selling, general and administrative expense for the sales-related milestone.

Level 1 Fair Value Measurements

As of December 31, 2025, we owned 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius, of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We owned approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of December 31, 2025. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The change in fair market value of our investment in Sartorius for the twelve months ended December 31, 2025 was a gain of $872.6 million and is recorded in our consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of December 31, 2025 and 2024, our primary pricing provider uses Refinitiv as the primary pricing source. Our pricing process allows us to select a hierarchy of pricing sources for securities held. If Refinitiv does not price a Level 2 security that we hold, then the pricing provider will utilize our custodian supplied pricing as the secondary pricing source.

Available-for-sale investments consist of the following (in millions):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Allowances for Credit Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$447.4	$4.6	$(0.1)	—	$451.9
U.S. government sponsored agencies securities	79.1	0.5	—	—	79.6
Foreign government obligations	11.6	0.1	—	—	11.7
Municipal obligations	14.6	0.3	—	—	14.9
Asset-backed securities	378.9	3.3	(0.7)	—	381.5
	$931.6	$8.8	$(0.8)	$—	$939.6

The following is a summary of the amortized cost and estimated fair value of our debt securities at December 31, 2025 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$57.6	$57.8
Mature in one to five years	593.2	599.1
Mature in more than five years	280.8	282.7
Total	$931.6	$939.6

Available-for-sale investments consist of the following (in millions):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$533.1	$2.1	$(1.6)	$533.6
Municipal obligations	9.5	—	(0.1)	9.4
Asset-backed securities	432.4	1.3	(2.9)	430.8
U.S. government sponsored agencies securities	119.5	0.1	(1.0)	118.6
Foreign government obligations	5.2	—	—	5.2
Total	$1,099.7	$3.5	$(5.6)	$1,097.6

As of December 31, 2025, there were no significant continuous unrealized losses greater than 12 months.

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

At December 31, 2025, we concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of December 31, 2025.
Included in Other current assets are $11.9 million and $13.1 million of interest receivable as of December 31, 2025 and December 31, 2024, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the year ended December 31, 2025, we have not written off any uncollected interest receivable.

We enter into forward foreign exchange contracts to manage foreign exchange risk arising from movements in foreign exchange rates that affect foreign currency denominated cash, account receivables and payables. We do not use derivative financial instruments for speculative or trading purposes. We do not seek hedge accounting treatment for these balance sheet hedge contracts. As a result, these contracts, generally with maturity dates of 90 days or less, are recorded at their fair value at each balance sheet date. The estimated fair value of these contracts was derived using the spot rates and forward points from Refinitiv on the last business day of the quarter. The resulting gains or losses from foreign exchange contracts are expected to offset remeasurement losses or gains from foreign currency exposures being hedged, both of which are included in Foreign currency exchange gains, net in the consolidated statements of income (loss).

The following is a summary of our foreign currency forward contracts (in millions) that are classified as balance sheet hedges:

December 31,
2025
Contracts maturing in January through March 2026 to sell foreign currency:
Notional value	$870.3
Unrealized gain/(loss)	$(1.0)
Contracts maturing in January through March 2026 to purchase foreign currency:
Notional value	$107.4
Unrealized gain/(loss)	$0.4

Included in Other investments in the consolidated balance sheets are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying amount of these investments was $23.0 million as of each of December 31, 2025 and December 31, 2024.

Also included in Other investments in the consolidated balance sheets are our equity method investments, for which our share of the equity method investees earnings is included in Other income, net in our consolidated statements of income (loss). The carrying amount of these investments, net of impairments, was $36.9 million and $27.9 million as of December 31, 2025 and December 31, 2024, respectively.

The carrying amount and fair value of our long-term debt was as follows (in millions):

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$1,193.0	$1,152.6	$1,191.2	$1,098.3
Other long-term debt	10.0	10.0	9.2	9.2
Total	$1,203.0	$1,162.6	$1,200.4	$1,107.5

The fair value of our long-term debt was determined based on quoted market prices and on borrowing rates available to the Company at the respective period ends, which represent level 2 measurements.

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II Gmbh ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (“Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our consolidated statements of income (loss). The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the twelve months ended December 31, 2025 was a gain of $12.4 million, which includes a $16.1 million gain from change in fair market value of the Loan and a $3.7 million loss from change in fair market value of the value appreciation right. The increase in the fair market value of the loan receivables was due to a closer maturity date and lower discount rate. As of December 31, 2025, the €400.0 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2024	$317.5
Change in estimated fair market value, net	12.4
Foreign currency adjustments gains (losses), net	43.5
December 31, 2025	$373.4

During the second quarter of 2025, we recognized a contingent consideration liability upon our acquisition of Stilla, which represents future potential payments of up to $50.0 million, payable in cash upon the achievement of certain technological and sales-related milestones, commencing on the Acquisition Date through December 31, 2026 and 2027, respectively. At the Acquisition Date, the fair value of the contingent consideration of $28.5 million was determined by using a probability-weighted expected return model for both the achievement of the technological and sales-related milestones. The significant assumptions used to estimate the fair value of the contingent consideration include an estimate of the probability of achievement and the discount rate. The probability of achievement is subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected probability of achievement may result in a higher fair value, whereas a decrease in expected probability of achievement may result in a lower fair value. The fair value of the contingent consideration is remeasured at each reporting period based on the assumptions and inputs on the date of remeasurement. The fair value of the estimated contingent consideration was $29.6 million as of December 31, 2025.

The following table provides a reconciliation of the Level 3 Stilla contingent consideration liability in the aggregate measured at estimated fair value (in millions):

December 31, 2024	$—
Stilla contingent consideration	28.5
Measurement period adjustment	0.1
Change in estimated fair value	1.0
December 31, 2025	$29.6

The following table provides quantitative information about Level 3 inputs for fair value measurement of our Stilla contingent consideration liability as of December 31, 2025. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input	Percentage
Stilla	Probability-weighted expected return model	Discount rate	4.1%

4. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	2025			2024
	Life Science	Clinical Diagnostics	Total	Life Science	Clinical Diagnostics	Total
Balances as of December 31:
Goodwill	$333.3	$412.4	$745.7	$333.3	$415.5	$748.8
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	291.5	119.0	410.5	291.5	122.1	413.6

Acquisitions	160.5	—	160.5	—	—	—
Foreign currency adjustments	(0.6)	9.4	8.8	—	(3.1)	(3.1)
Period change, net	159.9	9.4	169.3	—	(3.1)	(3.1)

Balances as of December 31:
Goodwill	493.2	421.8	915.0	333.3	412.4	745.7
Accumulated impairment losses and write-offs	(41.8)	(293.4)	(335.2)	(41.8)	(293.4)	(335.2)
Goodwill, net	$451.4	$128.4	$579.8	$291.5	$119.0	$410.5

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	December 31, 2025
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	4.4	$115.6	$(107.7)	$7.9
Know how	0.0	174.6	(174.6)	—
Developed product technology	10.7	315.8	(160.0)	155.8
Licenses	3.1	59.8	(50.3)	9.5
Tradenames	3.6	6.0	(5.1)	0.9
Covenants not to compete	0.5	6.5	(6.3)	0.2
Total purchased intangible assets		$678.3	$(504.0)	$174.3

	December 31, 2024
	Weighted-Average Amortization Period (years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	4.6	$102.9	$(95.6)	$7.3
Know how	0.8	163.4	(160.0)	3.4
Developed product technology	11.5	215.5	(140.4)	75.1
Licenses	4.0	58.7	(45.6)	13.1
Tradenames	4.6	5.9	(4.8)	1.1
Covenants not to compete	1.3	6.4	(5.5)	0.9
Total finite-lived intangible assets		552.8	(451.9)	100.9
In-process research and development		192.7	—	192.7
Total purchased intangible assets		$745.5	$(451.9)	$293.6

Amortization expense related to purchased intangible assets for the years ended December 31, 2025, 2024 and 2023 was $23.8 million, $21.2 million and $23.8 million, respectively. Estimated future amortization expense related to existing purchased intangible assets for the years ending December 31, 2026, 2027, 2028, 2029, 2030 and thereafter is $23.4 million, $21.0 million, $21.0 million, $15.3 million, $13.8 million, and $79.8 million, respectively.

In 2022, the Company acquired Curiosity Diagnostics, Sp. Z. o. o. (“Curiosity”). At the time of the acquisition, Curiosity was developing a sample-to-answer, rapid diagnostics system for the molecular diagnostics market and the in-process research and development (“IPR&D”) asset was valued at $99.0 million. The IPR&D was recorded in one of our foreign subsidiaries and has been translated at each reporting period based on current exchange rates. In December 2025, the Company made a decision to focus on its core diagnostic business within the Clinical Diagnostics segment and to discontinue development of the IPR&D. The IPR&D has no defensive or marketable value and was determined to be abandoned. At the time of impairment, the carrying amount of the IPR&D was $127.7 million. The expense is reflected in Impairment of purchased intangibles and related items, net in the consolidated statements of income (loss) for the year ended December 31, 2025, within the Clinical Diagnostics segment. For accounting purposes, the abandonment triggered a substantial liquidation of the business of the foreign subsidiary (see Note 10).

In 2021, the Company acquired Dropworks, Inc. (“Dropworks”). At the time of the acquisition, Dropworks was developing a droplet digital PCR device with a lower cost one-step workflow and the IPR&D was valued at $81.7 million. The completion of the technology had been delayed and the Company has revised its revenue forecast associated with Dropworks in December 2025. The IPR&D was measured for impairment using a discounted cash flow model based on a revision of our Level 3 valuation inputs and was determined to be fully impaired. The IPR&D has no defensive or marketable value. The expense is reflected in Impairment of purchased intangibles and related items, net in the consolidated statements of income (loss) for the year ended December 31, 2025, within the Life Science segment.

5. INVENTORY

Following are the components of Inventory at December 31, 2025 and December 31, 2024 (in millions):

	December 31, 2025	December 31, 2024
Inventory:
Raw materials	$212.5	$222.0
Work in process	234.9	243.2
Finished goods	293.3	294.8
Total Inventory	$740.7	$760.0

6. PROPERTY, PLANT AND EQUIPMENT, NET

Following are the components of Property, plant and equipment, net at December 31, 2025 and December 31, 2024 (in millions):

	December 31, 2025	December 31, 2024
Property, plant and equipment:
Land and improvements	$28.9	$27.8
Building and leasehold improvements	449.4	426.3
Equipment	1,322.6	1,183.2
Total property, plant and equipment	1,800.9	1,637.3
Less: accumulated depreciation and amortization	(1,261.0)	(1,109.2)
Property, plant and equipment, net	$539.9	$528.1

Depreciation expenses during the years ended December 31, 2025, 2024 and 2023 were $141.4 million, $130.1 million and $121.7 million, respectively.

7. NOTES PAYABLE AND LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	December 31, 2025	December 31, 2024
3.3%, Senior Notes due 2027	$400.0	$400.0
3.7%, Senior Notes due 2032	800.0	800.0
Less unamortized discounts and debt issuance costs	(7.0)	(8.8)
Long-term debt less unamortized discounts and debt issuance costs	1,193.0	1,191.2
Finance leases and other debt	10.0	10.4
Less current maturities	(1.3)	(1.2)
Long-term debt	$1,201.7	$1,200.4

Under domestic and international lines of credit, standby letters of credit and guarantee arrangements, we had $207.9 million available for borrowing and usage as of December 31, 2025, which was reduced by $16.6 million that was utilized for standby letters of credit and guarantee arrangements issued by our banks to support our obligations.

Senior Notes due 2027 and 2032

In March 2022, pursuant to an indenture we issued $400.0 million in principal amount of Senior Notes due March 2027 (the “2027 Notes”) and $800.0 million in principal amount of Senior Notes due March 2032 (the “2032 Notes” and, together with the 2027 Notes, the “Notes”). The issuance of the 2027 Notes yielded net cash proceeds of $395.7 million at an effective rate of 3.53% and the issuance of the 2032 Notes yielded net cash proceeds of $790.5 million at an effective rate of 3.84%. The 2027 Notes and the 2032 Notes pay a fixed rate of interest of 3.3% and 3.7% per annum, respectively. Interest on the Notes is payable semiannually in arrears on March 15 and September 15 of each year until the principal is paid or made available for payment. We have the option to redeem the Notes at any time, in whole or in part, at a redemption price calculated in accordance with the indenture, plus accrued and unpaid interest thereon to the redemption date. In the event of a change of control, the holders may require us to repurchase for cash all or a portion of their notes at a purchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. Our obligations under the Notes are unsecured senior obligations that rank equally in right of payment with all of our other existing and future unsecured, unsubordinated debt. The Notes include covenants that limit our ability to, among other things, (i) grant specified liens, (ii) engage in specified sale and leaseback transactions, (iii) consolidate or merge with or into other companies or (iv) sell all or substantially all of our assets. We were in compliance with these covenants as of December 31, 2025.

Credit Agreement

In February 2024, we entered into a new $200.0 million unsecured revolving credit agreement ("Revolving Credit Agreement") with a group of financial institutions. The Revolving Credit Agreement replaced the Company's previous credit agreement, dated as of April 15, 2019. Borrowings under the Revolving Credit Agreement are on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. The Revolving Credit Agreement requires Bio-Rad to comply with certain financial ratios and other customary covenants and provisions. We were in compliance with these covenants as of December 31, 2025. The Revolving Credit Agreement matures in February 2029. As of December 31, 2025, no borrowings were outstanding under the Revolving Credit Agreement; however, $6.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability as of December 31, 2025. If we had borrowed against our Revolving Credit Agreement, the borrowing rate would have been 5.00% at December 31, 2025, which is based on the 3-month Secured Overnight Financing Rate ("SOFR").

Maturities of finance leases and other debt at December 31, 2025 were as follows (in millions):

2026	$1.3
2027	400.5
2028	0.5
2029	0.6
2030	0.6
2031 and thereafter	806.5
Total maturities of finance leases and other debt	$1,210.0

8. INCOME TAXES

The U.S. and foreign components of income (loss) before taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
U.S.	$801.4	$(1,117.0)	$(31.0)
Foreign	194.1	(1,225.5)	(819.1)
Income (loss) before taxes	$995.5	$(2,342.5)	$(850.1)

The provision for (benefit from) income taxes consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current tax expense:
U.S. Federal	$38.4	$81.0	$73.8
U.S. State	6.9	14.0	12.0
Foreign	17.7	28.5	17.4
Current tax expense	63.0	123.5	103.2
Deferred tax expense (benefit):
U.S. Federal	182.7	(571.6)	(291.7)
U.S. State	10.1	(34.7)	(15.7)
Foreign	(22.3)	(20.5)	(15.2)
Deferred tax expense (benefit)	170.5	(626.8)	(322.6)
Non-current tax expense	2.1	5.0	6.6
Provision for (benefit from) income taxes	$235.6	$(498.3)	$(212.8)

The reconciliation between our effective tax rate on income (loss) before taxes and the statutory tax rate is as follows (in millions):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$209.1	21.0%
State and local income taxes, net of federal effect (a)	13.5	1.4%
Effect of cross border tax laws
Basis difference in investments	35.0	3.5%
Other	3.1	0.3%
Tax credits	(5.3)	(0.5)%
Valuation allowances	16.8	1.7%
Nontaxable or nondeductible items	5.5	0.6%
Other adjustments	1.9	0.2%
Foreign tax effects
Germany
Investment revaluation	(53.5)	(5.4)%
Other	(7.4)	(0.7)%
Other foreign jurisdictions	15.5	1.5%
Changes in unrecognized tax benefits	1.4	0.1%
Provision for income taxes	$235.6	23.7%

(a) State taxes in Massachusetts, New York, Maryland, New Jersey, Illinois, Minnesota and Tennessee comprise the majority of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the reconciliation between our effective tax rate on income (loss) before taxes and the statutory tax rate is as follows:

	Year Ended December 31,
	2024	2023
U. S. statutory tax rate	21.0%	21.0%
Impact of foreign operations	(11.1)	(20.4)
U.S. taxation of foreign income	11.3	23.8
State taxes	0.9	2.4
Other	(0.8)	(1.8)
Benefit from income taxes	21.3%	25.0%

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

On July 4, 2025, the United States enacted tax reform through the One Big Beautiful Bill Act ("OBBBA"). Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. At this time, we do not believe the OBBBA will have a material impact on our income tax provision, but we continue to monitor and evaluate the full impact of these legislative changes as more guidance becomes available from the U.S. Department of the Treasury.

Our effective income tax rates were 23.7%, 21.3% and 25.0% for the years ended December 31, 2025, 2024 and 2023, respectively. The effective tax rates for the years ended December 31, 2025, 2024 and 2023 were primarily driven by the unrealized gain/loss in equity securities that was taxed at 23.0%, 22.6% and 22.3%, respectively, as well as the geographic mix of earnings.

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

The cash paid for income taxes (net of refunds) is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$41.0
U.S. State and local	8.2
Foreign
Germany	(5.5)
Other	17.9
Total foreign	12.4
Cash paid for income taxes (net of refunds)	$61.6
Cash paid for income taxes (prior to ASU 2023-09)		$99.4	$129.6

Deferred tax assets and liabilities reflect the tax effects of losses, credits, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Bad debt, inventory and warranty accruals	$31.4	$28.2
Other post-employment benefits, vacation and other reserves	14.7	17.0
Tax credit and net operating loss carryforwards	166.3	131.0
Lease obligations	42.8	34.0
Other	30.3	40.8
Total gross deferred tax assets	285.5	251.0
Valuation allowance	(123.5)	(95.2)
Total deferred tax assets	162.0	155.8
Deferred tax liabilities:
Property and equipment	34.0	37.7
Lease assets	40.4	31.4
Investments and intangible assets	1,102.0	858.1
Total deferred tax liabilities	1,176.4	927.2
Net deferred tax liabilities	$(1,014.4)	$(771.4)

The realization of deferred tax assets is dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our federal, state and foreign deferred tax assets will not be realized as of December 31, 2025, and have maintained a valuation allowance on such deferred tax assets.

The valuation allowance for deferred tax assets is as follows (in millions):

	December 31,
	2025	2024	2023
Beginning balance	$95.2	$53.2	$72.8
Additions charged to expenses	28.3	42.0	—
Deductions from reserves	—	—	(19.6)
Ending balance	$123.5	$95.2	$53.2

As of December 31, 2025, our federal, state and foreign net operating loss carryforwards were approximately $8.8 million, $29.5 million and $401.3 million, respectively. Of our foreign net operating losses, $277.7 million may be carried forward indefinitely. The majority of the remaining foreign net operating losses, if not utilized, will begin to expire in 2026. Our federal and state net operating loss carryforwards, if not utilized, will begin to expire in 2028. As of December 31, 2025, our federal and state tax credit carryforwards were approximately $7.4 million and $85.6 million, respectively. Our federal tax credits, if not utilized, will begin to expire in 2029, and our state tax credits, generally, may be carried forward indefinitely.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2025	2024	2023
Unrecognized tax benefits – January 1	$86.7	$84.7	$85.5
Additions to tax positions related to prior years	3.3	1.7	0.2
Reductions to tax positions related to prior years	(0.6)	(2.3)	(12.8)
Additions to tax positions related to the current year	2.0	6.0	11.6
Settlements	(0.5)	(1.5)	(0.2)
Lapse of statute of limitations	(5.2)	(1.5)	(0.9)
Foreign currency adjustments	1.2	(0.4)	1.3
Unrecognized tax benefits – December 31	$86.9	$86.7	$84.7

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the cumulative amount of accrued interest and penalties as of December 31, 2025, 2024 and 2023 was $16.1 million, $12.6 million and $9.6 million, respectively. We accrued interest and penalties of $3.4 million, $3.0 million, and $2.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. The total unrecognized tax benefits and interest and penalties of $103.0 million as of December 31, 2025 was partially offset by deferred tax assets of $19 million and prepaid taxes of $2.9 million, for a net amount of $81.1 million.

It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws or accounting rules, and there are no substantial incremental costs. The determination of the amount of the unrecognized deferred tax liability for foreign earnings that are indefinitely reinvested is not practicable to estimate.

9. STOCKHOLDERS' EQUITY

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

Changes to Bio-Rad's issued common stock shares are as follows (in thousands):

	Class A Shares	Class B Shares
Balance at December 31, 2022	25,162	5,074
Class B to Class A conversions	8	(8)
Issuance of common stock	—	30
Balance at December 31, 2023	25,170	5,096
Class B to Class A conversions	21	(21)
Issuance of common stock	—	—
Balance at December 31, 2024	25,191	5,075
Class B to Class A conversions	8	(8)
Issuance of common stock	—	—
Balance at December 31, 2025	25,199	5,067

Treasury Shares

The share repurchase activity under the share repurchase programs through open market transactions for the years ended December 31, 2025, 2024 and 2023 are summarized as follows:

	Number of Shares Purchased	Weighted-Average Price per Share	Total Shares Repurchased To Date	Remaining Authorized Value (in millions)
May 1, 2023 – May 31, 2023	549,863	$377.20	1,709,638	$—
September 1, 2023 – September 30, 2023	58,478	$364.61	1,768,116	$478.7
November 1, 2023 – November 30, 2023	659,416	$303.30	2,427,532	$278.7
March 1, 2024 – March 31, 2024	14,250	$329.98	2,441,782	$274.0
May 1, 2024 – May 31, 2024	221,893	$289.69	2,663,675	$209.7
June 1, 2024 – June 30, 2024	124,333	$287.29	2,788,008	$174.0
July 1, 2024 – July 31, 2024	328,171	$293.01	3,116,179	$577.8
August 1, 2024 – August 31, 2024	2,210	$321.73	3,118,389	$577.1
March 1, 2025 – March 31, 2025	399,295	$252.74	3,517,684	$476.2
April 1, 2025 – April 30, 2025	422,648	$234.43	3,940,332	$377.1
June 1, 2025 – June 30, 2025	170,860	$232.51	4,111,192	$337.4
July 1, 2025 – July 31, 2025	187,057	$248.99	4,298,249	$290.8
August 1, 2025 – August 31, 2025	25,521	$245.00	4,323,770	$284.6

For the years ended December 31, 2025 and 2024, we used 184,633 and 183,567, respectively, of the repurchased shares in connection with the vesting of restricted stock units, exercise of stock options, and our Employee Stock Purchase Program. In July 2023, the board of directors authorized a new share repurchase program ("2023 Share Repurchase Program") granting the Company authority to repurchase, on a discretionary basis, up to $500 million of the outstanding shares of the Company's common stock. In July 2024, the board of directors granted the Company authority to repurchase, on a discretionary basis, up to an additional $500 million of the outstanding shares of the Company’s common stock under the 2023 Share Repurchase Program. As of December 31, 2025, the Company had repurchased $715.4 million under the 2023 Share Repurchase Program. As of December 31, 2025, $284.6 million remained available for repurchases under the 2023 Share Repurchase Program.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our consolidated balance sheets and consolidated statements of changes in stockholders' equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Net unrealized holding gains (losses) on cash flow hedge	Total Accumulated other comprehensive income (loss)
Balances as of December 31, 2023	$(334.1)	$(2.8)	$0.9	$—	$(336.0)
Other comprehensive income (loss), before reclassifications	(207.0)	(0.7)	6.3	—	(201.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.6	(2.2)	—	(0.6)
Income tax effects	0.7	0.1	(1.0)	—	(0.2)
Other comprehensive income (loss), net of income taxes	(206.3)	1.0	3.1		(202.2)
Balances as of December 31, 2024	$(540.4)	$(1.8)	$4.0	$—	$(538.2)
Other comprehensive income (loss), before reclassifications	371.8	8.3	13.2	0.1	393.4
Amounts reclassified from accumulated other comprehensive income (loss)	(36.6)	(0.1)	(3.2)	—	(39.9)
Income tax effects	(1.3)	(0.8)	(2.3)	—	(4.4)
Other comprehensive income (loss), net of income taxes	333.9	7.4	7.7	0.1	349.1
Balances as of December 31, 2025	$(206.5)	$5.6	$11.7	$0.1	$(189.1)

In December 2025, the Company abandoned the IPR&D associated with our 2022 acquisition of Curiosity and impaired the asset (see Note 4). For accounting purposes, the abandonment triggered a substantial liquidation of the business of the foreign subsidiary, resulting in the reclassification and recognition of the cumulative translation adjustment ("CTA") associated with that entity of $36.6 million. The reclassification out of Accumulated other comprehensive income (loss) was reflected as a gain and is included in Impairment of purchased intangibles and related items, net in the consolidated statements of income (loss) for the year ended December 31, 2025. All other amounts reclassified out of Accumulated other comprehensive income (loss) were reclassified into Other income, net in the consolidated statements of income (loss). Reclassification adjustments are calculated using the specific identification method.

The impact to Income (loss) before income taxes for amounts reclassified out of Accumulated other comprehensive income (loss) into Other income, net in the consolidated statements of income (loss) were as follows (in millions):

Components of comprehensive income (loss)	December 31, 2025	December 31, 2024
Amortization of foreign other post-employment benefit items	$0.1	$(1.6)
Net holding gains (losses) on equity securities and available-for-sale investments	$3.2	$2.2

11. SHARE-BASED COMPENSATION/EQUITY AWARDS AND PURCHASE PLANS

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

A total of 2,108,724 shares have been reserved for issuance of equity awards under the 2017 Plan and may be of either Class A or Class B common stock. At December 31, 2025, there were 701,495 shares available to be granted.

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

Share-Based Compensation

Included in our share-based compensation expense is the cost related to stock option grants, ESPP stock purchases and restricted stock unit awards, including performance-based stock awards. Share-based compensation expense is allocated in the consolidated statements of income (loss) as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Cost of goods sold	$6.3	$6.5	$6.1
Selling, general and administrative expense	40.3	42.9	43.9
Research and development expense	11.4	12.9	11.3
Share-based compensation expense	$58.0	$62.3	$61.3

The income tax benefit related to share-based compensation expense was $9.3 million, $10.6 million and $9.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. We did not capitalize any share-based compensation expense as it was immaterial.

The tax benefit (expense) from equity awards vested or exercised during the years ended December 31, 2025, 2024 and 2023 was $(3.2) million, $(3.5) million and $1.3 million, respectively.

For equity awards, we amortize the grant date fair value on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. We recognize forfeitures as they occur.

Stock Options

No stock options were granted during the year ended December 31, 2023. The weighted-average fair value of stock options granted was estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2025:

	Year Ended December 31,
	2025	2024
Expected volatility	34.2%	32.5%
Risk-free interest rate	4.02%	4.07%
Expected life (in years)	6.4	6.3
Expected dividend	—	—
Weighted-average fair value of options granted	$106.56	$137.14

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

The following table summarizes stock option activity:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2024	101,242	$371.99
Granted	42,412	$256.45
Exercised	(3,000)	$159.32
Forfeited	(24,649)	$403.73
Outstanding, December 31, 2025	116,005	$328.51	6.39	$2.9

Unvested, December 31, 2025	59,472	$296.81	8.77	$1.8
Exercisable, December 31, 2025	56,533	$373.45	3.82	$1.1

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The total intrinsic value on the date of exercise of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $0.3 million, $0.5 million and $20.2 million, respectively.

Cash received from stock options exercised during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 amounted to $0.5 million, $2.4 million and $0.7 million, respectively.

As of December 31, 2025, there was $5.5 million of total unrecognized compensation expense from stock options. This amount is expected to be recognized in the future over a remaining weighted-average period of approximately three years.

Restricted Stock Units - Service-based

Restricted stock units are rights to receive shares of company stock. The fair value of a restricted stock unit is the market value as determined by the closing price of the stock on the day of grant.

The following table summarizes restricted stock units activity:

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2024	428,422	$381.21
Granted	263,756	$295.12
Vested	(123,281)	$421.45
Forfeited	(71,023)	$377.33
Outstanding, December 31, 2025	497,874	$326.20	1.83	$150.9

The total fair value of restricted stock units - service-based vested for the years ended December 31, 2025, 2024 and 2023 was $36.5 million, $40.2 million and $44.7 million, respectively. As of December 31, 2025, there was approximately $143.2 million of total unrecognized compensation expense related to restricted stock units. This amount is expected to be recognized over a remaining weighted-average period of approximately three years.

Employee Stock Purchase Plan

The fair value of the employees’ purchase rights under the 2011 ESPP was estimated using a Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	42.8%	32.4%	35.4%
Risk-free interest rate	4.28%	5.29%	5.15%
Expected life (in years)	0.25	0.25	0.24
Expected dividend	—	—	—
Weighted-average fair value
of purchase rights	$64.64	$68.78	$90.11

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

We sold 68,507 shares for total employee contributions of $14.8 million, 65,200 shares for total employee contributions of $16.3 million and 56,985 shares for total employee contributions of $17.8 million under the 2011 ESPP to employees for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, 285,172 shares remain authorized and available for issuance under the 2011 ESPP.

12. OTHER INCOME, NET

Other income, net includes the following components (in millions):

	Year Ended December 31,
	2025	2024	2023

Interest and investment income	$(95.5)	$(82.0)	$(100.9)
Net realized gains on investments	(1.0)	(6.7)	(0.7)
Other-than-temporary impairment loss on investments	6.0	—	—
Current expected credit losses on loans	1.4	—	—
Escrow receipts on prior acquisition	—	—	(2.5)
Other income	(1.2)	(1.6)	(2.4)
Other income, net	$(90.3)	$(90.3)	$(106.5)

13. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income (loss) to net cash provided by operating activities is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$759.9	$(1,844.2)	$(637.3)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities
Depreciation and amortization	165.4	151.6	145.9
Impairment of purchased intangibles and related items, net	172.8	—	—
Reduction in the carrying amount of right-of-use assets	40.0	41.2	46.5
Share-based compensation	58.0	62.3	61.3
Acquired in-process research and development	—	29.5	—
Other-than-temporary impairment loss on investments	6.0	—	—
Current expected credit losses on loans	1.4	—	—
(Gains) losses from change in fair market value of equity securities and loan receivable	(900.4)	2,656.8	1,252.3
Gain on divestiture of a division	—	—	(2.5)
Payments for operating lease liabilities	(44.2)	(42.8)	(41.0)
Changes in fair value of contingent consideration	1.0	12.5	(18.1)
Decrease in accounts receivable	19.6	16.2	11.4
(Increase) decrease in inventories	68.9	8.5	(46.3)
(Increase) decrease in other current assets	9.3	(2.2)	5.6
(Increase) decrease in other long-term assets	2.9	(5.3)	(3.7)
Decrease in accounts payable and other current liabilities	(0.1)	(40.9)	(51.8)
Increase (decrease) in income taxes payable	1.5	24.1	(21.3)
Increase (decrease) in deferred income taxes	170.5	(626.8)	(322.6)
Increase (decrease) in other long-term liabilities	(0.2)	5.6	(4.1)
Other	(0.1)	9.1	0.6
Net cash provided by operating activities	$532.2	$455.2	$374.9

Non-cash investing activities:
Purchased property, plant and equipment	$7.8	$4.2	$6.9
Purchased marketable securities and investments	$—	$—	$0.4

14. COMMITMENTS AND CONTINGENT LIABILITIES

Deferred Profit Sharing Retirement Plan

We have a profit sharing plan covering substantially all U.S. employees. Contributions are made at the discretion of management. As of December 31, 2025, the Company had no liability related to the U.S. profit sharing plan, compared to $1.9 million as of December 31, 2024. The contribution expense was $19.1 million, $20.4 million and $20.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Purchase Obligations

As of December 31, 2025, we had purchase obligations that have not been recognized on our balance sheet of $105.8 million, which include agreements to purchase goods or services that are enforceable and legally binding to Bio-Rad and that specify all significant terms and exclude agreements that are cancelable without penalty. Recognition of purchase obligations occurs when products or services are delivered to Bio-Rad, generally within Accounts payable or Other current liabilities.

The annual future fixed and determinable portion of our purchase obligations that have not been recognized on our balance sheet as of December 31, 2025 were as follows (in millions):

2026	$90.2
2027	15.2
2028	0.4
2029	—
2030	—
2031 and thereafter	—

Long-Term Liabilities

As of December 31, 2025, we had obligations that have been recognized on our balance sheet of $123.7 million, which primarily represent long-term deferred revenue and other post-employment benefits. Excluded are tax liabilities for uncertain tax positions and contingencies. We are not able to reasonably estimate the timing of future cash flows of these tax liabilities, therefore, our income tax obligations are excluded.

The annual future fixed and determinable portion of our obligations that have been recognized on our balance sheet as of December 31, 2025 were as follows (in millions):

2026	$8.5
2027	33.1
2028	17.3
2029	6.9
2030	5.9
2031 and thereafter	52.0

Letters of Credit/Guarantees

In the ordinary course of business, we are at times required to post letters of credit/guarantees. The letters of credit/guarantees are issued by financial institutions to guarantee our obligations to various parties. We were contingently liable for $16.6 million of standby letters of credit/guarantees with financial institutions as of December 31, 2025.

Other Post-Employment Benefits
In several foreign locations we are statutorily required to provide retirement benefits or a lump sum termination indemnity to our employees upon termination for virtually any reason. These plans are accounted for as defined benefit plans and the associated net benefit obligation as of December 31, 2025 and 2024 of $57.6 million and $59.2 million, respectively, has been included in Accrued payroll and employee benefits and Other long-term liabilities in the Consolidated Balance Sheets. Most plans are not required to be funded, and as such, there is no trust or other device used to accumulate assets or settle these obligations. However, some of these plans require funding based on local laws in which there is a trust or other device administered by an external plan manager that is used to accumulate assets to assist in settling these obligations. The following disclosures include such plans, which are located in France, Switzerland, Germany, Korea, India, Thailand, Italy, Dubai, Japan and Saudi Arabia.

Obligations and Funded Status
The following table sets forth the change in benefit obligations, fair value of plan assets and amounts recognized in the Consolidated Balance Sheets for the plans (in millions):

Change in benefit obligation:	2025	2024
Benefit obligation at beginning of year	$140.3	$154.4
Service cost	5.1	4.9
Interest cost	2.5	2.7
Plan participants' contributions	3.2	3.0
Actuarial (gain) loss	(7.1)	2.4
Gross benefits paid	(1.3)	(1.2)
Plan amendments	0.3	(0.8)
Curtailments	(0.6)	—
Settlements	(17.0)	(14.4)
Foreign currency adjustments	17.9	(10.7)

Benefit obligation at end of year	143.3	140.3

Change in plan assets:
Fair value of plan assets at beginning of year	81.1	92.2
Actual return on plan assets	1.3	2.6
Employer contributions	4.4	3.5
Plan participants' contributions	3.2	3.0
Gross benefits paid	0.1	0.7
Settlements	(15.8)	(14.3)
Foreign currency adjustments	11.4	(6.6)

Fair value of plan assets at end of year	85.7	81.1

Underfunded status of plans	(57.6)	(59.2)

Amounts recognized in the consolidated balance sheets:
Current liabilities (Accrued payroll and employee benefits)	(8.4)	(2.3)
Noncurrent liabilities (Other long-term liabilities)	(49.2)	(56.9)

Net liability, end of year	$(57.6)	$(59.2)

Components of Net Periodic Benefit Cost
The following sets forth the net periodic benefit cost for the periods indicated (in millions):

	Year ended December 31,
	2025	2024	2023
Service costs	$5.1	$4.9	$5.4
Interest costs	2.5	2.7	3.4
Expected returns on plan assets	(1.5)	(1.6)	(2.2)
Amortization of actuarial losses	—	—	(0.1)
Amortization of prior service costs	(0.6)	(0.5)	(0.4)
Curtailments	0.1	—	—
Settlements	1.3	2.2	1.3

Net periodic benefit costs	$6.9	$7.7	$7.4

Assumptions

The above actuarial net gains were primarily based on financial, demographic and experience assumptions.

The weighted-average assumptions used in computing the benefit obligations were as follows:

	2025	2024
Discount rate	2.0%	1.6%
Compensation rate increase	1.9%	1.8%

The weighted-average assumptions used in computing the net periodic benefit costs were as follows:

	2025	2024	2023
Discount rate	1.7%	1.9%	2.5%
Expected long-term rate of return on plan assets	1.7%	1.8%	2.6%

As of December 31, 2025 and 2024, the accumulated benefit obligation ("ABO") was $127.9 million and $122.1 million, respectively, if these plans were to be terminated immediately. The ABO and fair value of plan assets for these plans with ABO in excess of plan assets were $42.2 million and $41.0 million as of December 31, 2025 and 2024, respectively.

In some foreign locations we have service award plans that are paid based upon the number of years of employment. Under these plans, the liability as of December 31, 2025 and 2024 was $2.4 million and $2.2 million, respectively, and has been included in Accrued payroll and employee benefits and Other long-term liabilities in the consolidated balance sheets.

Concentrations of Labor Subject to Collective Bargaining Agreements

At December 31, 2025, approximately 6 percent of Bio-Rad's approximately 3,068 U.S. employees were covered by a collective bargaining agreement, which has been extended through December 31, 2025. Many of Bio-Rad's non-U.S. full-time employees, especially in France, are covered by collective bargaining agreements.

15. LEGAL PROCEEDINGS

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

16. SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those described in Significant Accounting Policies (see Note 1). The segment measure of profit and loss used by our chief operating decision maker (“CODM”) is Gross Profit, which represents Net sales reduced by Cost of goods sold. Gross Profit is the primary measure used by the CODM to evaluate segment performance and allocate resources. We identify our CODM as our Chairman of the Board and Chief Executive Officer.

Information regarding industry segments at December 31, 2025, 2024, and 2023 and for the years then ended is as follows (in millions):

		Life Science	Clinical Diagnostics	Other Operations
Net sales	2025	$1,021.1	$1,562.1	$—
	2024	1,028.1	1,537.9	0.5
	2023	1,178.4	1,489.3	3.5

Cost of goods sold	2025	$468.0	$775.3	$—
	2024	445.7	741.3	0.6
	2023	514.4	725.8	4.1

Segment gross profit	2025	$553.1	$786.8	$—
	2024	582.4	796.6	(0.1)
	2023	664.0	763.5	(0.6)

Depreciation and amortization	2025	$75.0	$90.4	$—
	2024	67.3	84.3	—
	2023	62.8	83.1	—

Segment assets	2025	$289.3	$451.4	$—
	2024	286.7	473.3	—
	2023	287.1	493.1	0.3

The following reconciles total segment gross profit to consolidated income (loss) before income taxes (in millions):

	Year Ended December 31,
	2025	2024	2023
Segment gross profit	$1,339.9	$1,378.9	$1,426.9
Selling, general and administrative expense	(844.3)	(814.0)	(841.7)
Research and development expense	(275.6)	(295.9)	(247.4)
Impairment of purchased intangibles and related items, net	(172.8)	—	—
Interest expense	(49.0)	(48.9)	(49.4)
Foreign currency exchange gains, net	6.6	3.9	7.3
Gains (losses) from change in fair market value of equity securities and loan receivable	900.4	(2,656.8)	(1,252.3)
Other income, net	90.3	90.3	106.5
Net income (loss) before income taxes	$995.5	$(2,342.5)	$(850.1)

The following reconciles total segment assets to consolidated total assets (in millions):

	December 31,
	2025	2024
Total segment assets	$740.7	$760.0
Cash and cash equivalents, short-term investments and other current assets	2,165.5	2,270.3
Property, plant and equipment, net, and operating lease right-of-use assets	709.9	688.6
Goodwill, net	579.8	410.5
Other long-term assets	6,380.6	5,234.7
Total assets	$10,576.5	$9,364.1

The following presents net sales to external customers by geographic region based primarily on the location of the use of the product or service (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$1,022.7	$1,041.5	$1,121.9
Europe	881.8	834.1	819.8
Asia	513.3	521.6	563.0
Other (primarily Canada and Latin America)	165.4	169.3	166.5
Total net sales	$2,583.2	$2,566.5	$2,671.2

The following presents Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes, by geographic region based upon the location of the asset (in millions):

	December 31,
	2025	2024
United States	$470.2	$461.4
Europe	187.6	171.3
Asia	93.3	97.1
Other (primarily Canada and Latin America)	16.7	14.1
Total Property, plant and equipment, net, Operating lease right-of-use assets and Other assets, excluding deferred income taxes	$767.8	$743.9

17. RESTRUCTURING COSTS

In February 2025, management approved a new restructuring plan in furtherance of our ongoing program to improve operating performance. The restructuring plan primarily impacts our operations in the U.S. and includes the elimination of certain positions, the consolidation of certain functions, and the relocation of certain operations to lower cost locations. As of December 31, 2025, our February 2025 restructuring plan was substantially complete, with majority of planned actions implemented. The remaining activities relate primarily to administrative matters and the settlement of outstanding employee-related obligations, which are expected to be completed by the second quarter of 2026. In addition to the below restructuring plan reserve activity, management recorded $7.5 million of restructuring expense related to facility exit costs, primarily impacting the Clinical Diagnostics segment, and certain other costs. From February 2025 to December 31, 2025, total restructuring-related expenses for our February 2025 restructuring plan were $48.9 million, primarily representing estimated termination benefits to employees.

The adjustments to expense recorded during the year ended December 31, 2025 were primarily due to changes in the estimates of employee termination benefits of our previously announced restructuring plans, and the timing of the remaining employee termination benefit payments in accordance with statutory requirements.

The following table summarizes the activity of our total restructuring reserves (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2024	$2.0	$13.0	$15.0
Charged to expense - employee termination benefits	16.9	18.9	35.8
Adjustments to expense	2.8	—	2.8
Cash payments	(19.2)	(23.0)	(42.2)
Foreign currency adjustments	0.2	1.5	1.7
Balances as of December 31, 2025	$2.7	$10.4	$13.1

The accrued restructuring plan reserve of $13.1 million as of December 31, 2025 was recorded in Accrued payroll and employee benefits in the consolidated balance sheets. Restructuring-related expense is allocated in the consolidated statements of income (loss) as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold	$3.7	$14.8	$3.9
Selling, general and administrative expense	24.4	5.4	17.5
Research and development expense	18.0	1.6	6.5
Restructuring expense	$46.1	$21.8	$27.9

18. LEASES

We have operating leases and to a lesser extent finance leases, for buildings, vehicles and equipment. Our leases have remaining lease terms of 1 year to 13 years, which includes our determination to exercise renewal options.

The components of lease expense were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$66.9	$69.5	$63.4

Finance lease cost:
Amortization of right-to-use assets	$0.3	$0.6	$0.4
Interest on lease liabilities	0.7	0.7	0.7
Total finance lease cost	$1.0	$1.3	$1.1

Operating lease cost includes original reduction in the carrying amount of right-of-use assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the years ended December 31, 2025, 2024 and 2023. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the years ended December 31, 2025, 2024 and 2023.

Supplemental cash flow information related to leases were as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44.2	$42.8	$41.0
Operating cash flows from finance leases	$0.7	$0.7	$0.7
Financing cash flows from finance leases	$0.3	$0.6	$0.4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$40.7	$15.5	$53.7

Supplemental balance sheet information related to leases were as follows (in millions):

	December 31,
	2025	2024
Operating Leases
Operating lease right-of-use assets	$170.0	$160.5

Current operating lease liabilities	$36.1	$41.7
Operating lease liabilities	145.7	131.4
Total operating lease liabilities	$181.8	$173.1

Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and notes payable, and Long-term debt, net of current maturities.

	December 31,
	2025	2024

Finance Leases
Property, plant and equipment, gross	$11.5	$11.7
Less: accumulated depreciation and amortization	(6.4)	(6.1)
Property, plant and equipment, net	$5.1	$5.6

Current maturities of long-term debt and notes payable	$0.5	$0.4
Long-term debt, net of current maturities	8.7	9.2
Total finance lease liabilities	$9.2	$9.6

	December 31,
	2025	2024
Weighted Average Remaining Lease Term
Operating leases - in years	7	6
Finance leases - in years	13	13

Weighted Average Discount Rate
Operating leases	4.8%	4.1%
Finance leases	6.7%	6.5%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2026	$42.5	$1.0
2027	35.7	1.1
2028	27.6	1.1
2029	22.5	1.1
2030	17.5	1.1
Thereafter	71.2	8.6
Total lease payments	217.0	14.0
Less imputed interest	(35.2)	(4.8)
Total	$181.8	$9.2

Our operating lease portfolio primarily consists of facility leases, which generally have longer terms and represent the majority of its value. The remainder relates to vehicles and other equipment, which typically have shorter lease durations and higher turnover.

As of December 31, 2025, operating leases that have not commenced are not material.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our internal control over financial reporting has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Management continuously reviews disclosure controls and procedures, and internal control over financial reporting, and accordingly may, from time to time, make changes aimed at enhancing their effectiveness to ensure that its systems evolve with its business. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Part of the information required to be furnished pursuant to this item is incorporated by reference from portions of Bio-Rad’s definitive proxy statement to be mailed to stockholders in connection with our 2026 annual meeting of stockholders (the “2026 Proxy Statement”) under “Executive Officers,” “Election of Directors,” “Committees of the Board of Directors” and “Delinquent Section 16(a) Reports.”

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

We have adopted an Insider Trading Compliance Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2026 Proxy Statement under “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested Table,” “Pension Benefits,” “Nonqualified Deferred Compensation Plans,” “Potential Payments on Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and "Pay Ratio Disclosure.” In addition, the information from a portion of the 2026 Proxy Statement under “Compensation Committee Report” is incorporated herein by reference and furnished on this Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Part of the information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2026 Proxy Statement under “Principal and Management Stockholders.”

Equity Compensation Plan Information as of December 31, 2025
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)(3)	(c)
Equity compensation plans approved by
security holders (1)	613,879	$328.51	986,667 (2)
Equity compensation plans not approved by
security holders	—	—	—
Total	613,879	$328.51	986,667

(1)Consists of the Bio-Rad Laboratories, Inc. 2007 Incentive Award Plan, the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, as amended, and the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(2)Consists of 701,495 shares available under the Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, as amended and 285,172 shares available under the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan.
(3)Excludes Restricted Stock Units and Performance Stock Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item is incorporated by reference from portions of the 2026 Proxy Statement under “Transactions with Related Persons” and “Committees of the Board of Directors.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is "KPMG LLP, Santa Clara, CA, Auditor Firm ID: 185"

The information required to be furnished pursuant to this item is incorporated by reference from a portion of the 2026 Proxy Statement under “Report of the Audit Committee of the Board of Directors.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1	Index to Financial Statements – See Item 8 of Part II of this report “Financial Statements and
Supplementary Data" on page 36 for a list of financial statements.

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

10.2	Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (9)*

10.2.1	First Amendment to the Bio-Rad Laboratories, Inc. 2011 Employee Stock Purchase Plan. (10)*

10.3	Employees’ Deferred Profit Sharing Retirement Plan (Amended and Restated effective January 1, 1997). (11)*

10.4	Bio-Rad Laboratories, Inc. 2017 Incentive Award Plan, as amended. (12)*

10.4.1	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan. (13)*

10.4.2	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under 2017 Incentive Award Plan (updated September 2020). (14)*

10.4.3	Stock Option Grant Notice and Non-Qualified Stock Option Agreement under 2017 Incentive Award Plan (updated September 2020). (15)*

10.4.4	Performance Stock Unit Award Agreement under 2017 Incentive Award Plan. (16)*

10.4.5	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Non-Employee Director Form) under 2017 Incentive Award Plan. (17)*

10.5	Form of Indemnification Agreement. (18)

10.6	Executive Change in Control Severance Plan. (19)*

10.7	Employment Offer Letter between the Company and Roop K. Lakkaraju dated February 14, 2024. (20)*

10.8	Employment Offer Letter between the Company and Jonathan P. DiVincenzo dated August 2, 2024. (21)*

19.1	Insider Trading Compliance Policy. (22)*

21.1	Listing of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Required by Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Required by Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023. (23)

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

(1)	Incorporated by reference to Exhibits 3.1 and 3.1.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to Bio-Rad’s Form 8-K filed on September 9, 2024.

(3)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2019.

(4)	Incorporated by reference to Exhibit 4.1 to Bio-Rad’s Form 8-K filed on March 2, 2022.

(5)	Incorporated by reference to Exhibit 4.2 to Bio-Rad’s Form 8-K filed on March 2, 2022.

(6)	Incorporated by reference to Exhibit 4.3 to Bio-Rad’s Form 8-K filed on March 2, 2022.

(7)	Incorporated by reference to Exhibit 4.4 to Bio-Rad’s Form 8-K filed on March 2, 2022.

(8)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on February 14, 2024.

(9)	Incorporated by reference to Exhibit 10.9 to Bio-Rad's Form 10-Q filing for the quarter ended June 30, 2011.

(10)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing for the quarter ended March 31, 2017.

(11)	Incorporated by reference to Exhibit 10.6 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 1997.

(12)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on April 26, 2024.

(13)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2017.

(14)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2020.

(15)	Incorporated by reference to Exhibit 10.2 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2020.

(16)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q filing for the quarter ended September 30, 2022.

(17)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q for the quarter ended September 30, 2024.

(18)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 10-Q for the quarter ended June 30, 2017.

(19)	Incorporated by reference to Exhibit 10.9 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2021.

(20)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on March 20, 2024.

(21)	Incorporated by reference to Exhibit 10.1 to Bio-Rad’s Form 8-K filed on August 20, 2024.

(22)	Incorporated by reference to Exhibit 19.1 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2024.

(23)	Incorporated by reference to Exhibit 97 to Bio-Rad’s Form 10-K filing for the fiscal year ended December 31, 2023.

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-RAD LABORATORIES, INC.

By:	/s/ Norman Schwartz
Norman Schwartz
Chairman of the Board and Chief Executive Officer

Date:	February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
/s/ Norman Schwartz	Chairman of the Board and	February 12, 2026
(Norman Schwartz)	Chief Executive Officer

Principal Financial Officer and
Principal Accounting Officer:
/s/ Roop K. Lakkaraju	Executive Vice President,
(Roop K. Lakkaraju)	Chief Financial Officer	February 12, 2026

Other Directors:
/s/ Jeffrey L. Edwards	Director	February 12, 2026
(Jeffrey L. Edwards)

/s/ Gregory K. Hinckley	Director	February 12, 2026
(Gregory K. Hinckley)

/s/ Melinda Litherland	Director	February 12, 2026
(Melinda Litherland)

/s/ Arnold A. Pinkston	Director	February 12, 2026
(Arnold A. Pinkston)

/s/ Allison Schwartz	Director	February 12, 2026
(Allison Schwartz)