Form 10-Q
period 2026-03-31
BIO-RAD LABORATORIES, INC.
filed 2026-04-30
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to __________

Commission file number	001-07928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			94-1381833
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at April 27, 2026:	Class A -	21,700,560	Class B -	5,061,038

BIO-RAD LABORATORIES, INC.
FORM 10-Q MARCH 31, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$507.2	$529.8
Short-term investments	1,057.5	1,010.9
Accounts receivable, less allowance for credit losses of $4.9 and $5.5 as of March 31, 2026 and December 31, 2025, respectively	426.2	460.6
Inventory	770.5	740.7
Prepaid expenses	150.0	136.5
Other current assets	30.7	27.7
Total current assets	2,942.1	2,906.2

Property, plant and equipment, net	527.5	539.9
Operating lease right-of-use assets	161.9	170.0
Goodwill, net	577.1	579.8
Purchased intangibles, net	166.8	174.3
Other investments	5,311.8	6,103.6
Other assets	102.8	102.7
Total assets	$9,790.0	$10,576.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In millions, except share data)

	March 31, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
Current liabilities:
Accounts payable	$133.1	$129.0
Accrued payroll and employee benefits	148.4	172.3
Current maturities of long-term debt and notes payable	400.5	1.3
Income and other taxes payable	44.9	36.6
Current operating lease liabilities	36.2	36.1
Other current liabilities	153.9	141.7
Total current liabilities	917.0	517.0

Long-term debt, net of current maturities	802.9	1,201.7
Deferred income taxes	881.8	1,059.4
Operating lease liabilities	138.6	145.7
Other long-term liabilities	198.4	199.1
Total liabilities	2,938.7	3,122.9

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 25,199,880 and 25,199,760 as of March 31, 2026 and December 31, 2025, respectively; shares outstanding - 21,762,498 and 21,924,284 as of March 31, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued and outstanding - 5,065,990 as of March 31, 2026 and 5,066,110 as of December 31, 2025, respectively	—	—
Additional paid-in capital	490.5	476.0
Class A treasury stock at cost, 3,437,382 and 3,275,476 shares as of March 31, 2026 and December 31, 2025, respectively	(1,053.0)	(1,009.6)
Retained earnings	7,649.2	8,176.3
Accumulated other comprehensive income (loss)	(235.4)	(189.1)
Total stockholders’ equity	6,851.3	7,453.6
Total liabilities and stockholders’ equity	$9,790.0	$10,576.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income (Loss)
(In millions, except number of shares, which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net sales	$592.1	$585.4
Cost of goods sold	282.7	279.4
Gross profit	309.4	306.0
Selling, general and administrative expense	212.4	208.8
Research and development expense	62.9	73.5
Income from operations	34.1	23.7
Interest expense	12.3	12.0
Foreign currency exchange gains, net	(2.4)	(2.7)
(Gains) losses from change in fair market value of equity securities and loan receivable	738.2	(31.8)
Other income, net	(24.2)	(37.2)
Income (loss) before income taxes	(689.8)	83.4
(Provision for) benefit from income taxes	162.7	(19.4)
Net income (loss)	$(527.1)	$64.0

Basic earnings (loss) per share:
Net income (loss) per basic share	$(19.55)	$2.29
Weighted average common shares - basic	26,958	27,941

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$(19.55)	$2.29
Weighted average common shares - diluted	26,958	27,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$(527.1)	$64.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(40.9)	123.6
Foreign other post-employment benefits adjustments	(0.5)	(0.2)
Net unrealized holding gains (losses) on available-for-sale investments	(6.0)	5.0
Net unrealized holding gains (losses) on cash flow hedge	1.1	—
Other comprehensive income (loss)	(46.3)	128.4
Comprehensive income (loss)	$(573.4)	$192.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Cash received from customers	$614.1	$640.0
Cash paid to suppliers and employees	(515.8)	(488.0)
Interest paid, net	(22.4)	(22.2)
Income tax payments, net	(11.0)	(7.9)
Dividend proceeds and miscellaneous receipts, net	33.3	16.3
Proceeds from (payments for) forward foreign exchange contracts, net	9.9	(8.3)
Net cash provided by operating activities	108.1	129.9
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(30.0)	(34.4)
Proceeds from dispositions of property, plant and equipment	0.1	—
Payments for purchases of marketable securities and investments	(226.1)	(153.4)
Proceeds from sales of marketable securities and investments	145.1	171.2
Proceeds from maturities of marketable securities and investments	17.7	19.5
Net cash provided by (used in) investing activities	(93.2)	2.9
Cash flows from financing activities:
Payments on long-term debt	(0.1)	(0.1)
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	3.4	4.3
Payments for purchases of treasury stock	(47.8)	(101.9)
Option premium proceeds for structured purchases of treasury stock	0.5	—
Net cash used in financing activities	(44.0)	(97.7)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	5.9	(1.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23.2)	33.3
Cash, cash equivalents and restricted cash at beginning of period	532.2	489.8
Cash, cash equivalents and restricted cash at end of period	$509.0	$523.1

Reconciliation of cash, cash equivalents and restricted cash (in millions):

	March 31,
	2026	2025
Cash and cash equivalents	$507.2	$521.4
Restricted cash included in Other current assets	1.6	1.3
Restricted cash included in Other assets	0.2	0.4
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$509.0	$523.1

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2025	$—	$476.0	$(1,009.6)	$8,176.3	$(189.1)	$7,453.6
Net income (loss)	—	—	—	(527.1)	—	(527.1)
Other comprehensive income (loss), net of tax	—	—	—	—	(46.3)	(46.3)
Stock compensation expense	—	15.0	—	—	—	15.0
Purchase of treasury stock	—	—	(47.3)	—	—	(47.3)
Reissuance of treasury stock	—	(1.0)	4.4	—	—	3.4
Option premium received for structured purchases of treasury stock	—	0.5	—	—	—	0.5
Excise tax on stock repurchase	—	—	(0.5)	—	—	(0.5)
Balance at March 31, 2026	$—	$490.5	$(1,053.0)	$7,649.2	$(235.4)	$6,851.3

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2024	$—	$463.2	$(772.1)	$7,416.4	$(538.2)	$6,569.3
Net income (loss)	—	—	—	64.0	—	64.0
Other comprehensive income (loss), net of tax	—	—	—	—	128.4	128.4
Stock compensation expense	—	15.3	—	—	—	15.3
Purchase of treasury stock	—	—	(100.9)	—	—	(100.9)
Reissuance of treasury stock	—	(2.8)	7.1	—	—	4.3
Excise tax on stock repurchase	—	—	(1.0)	—	—	(1.0)
Balance at March 31, 2025	$—	$475.7	$(866.9)	$7,480.4	$(409.8)	$6,679.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND USE OF ESTIMATES

Basis of Presentation

In this report, “Bio-Rad,” “we,” “us,” “the Company” and “our” refer to Bio-Rad Laboratories, Inc. and its subsidiaries. The accompanying unaudited condensed consolidated financial statements of Bio-Rad have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and reflect all adjustments which are, in the opinion of management, necessary to fairly state the results of the interim periods presented. All such adjustments are of a normal recurring nature. Results for the interim period are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% of total revenue for both the three months ended March 31, 2026 and March 31, 2025. Such revenue forms part of the Net sales in our condensed consolidated statements of income (loss).

Contract costs:

As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income (loss).

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended
	March 31,
	2026	2025
United States	$229.8	$241.7
EMEA	206.8	199.8
APAC	110.4	104.1
Other (primarily Canada and Latin America)	45.1	39.8
Total net sales	$592.1	$585.4

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources are presented in our Segment Information footnote (see Note 13).

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements, including installation services. The deferred revenue balance at March 31, 2026 and December 31, 2025 was $69.9 million and $62.9 million, respectively. The short-term deferred revenue balance at March 31, 2026 and December 31, 2025 was $56.3 million and $48.9 million, respectively. Deferred revenues are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets.

We warrant certain equipment against defects in design, materials and workmanship, generally for a period of one year. We estimate the cost of warranties at the time the related revenue is recognized based on historical experience, specific warranty terms and customer feedback. These costs are recorded within Cost of goods sold in our condensed consolidated statements of income (loss).

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Changes in our warranty liability for the three months ended March 31, 2026 and 2025 were as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Balance at beginning of period	$6.1	$7.1
Provision for warranty	2.8	1.0
Actual warranty costs	(1.9)	(1.4)
Balance at end of period	$7.0	$6.7

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

Changes in our allowance for credit losses were as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Balance at beginning of period	$5.5	$9.2
Provision for expected credit losses	0.1	(1.0)
Write-offs charged against the allowance	(0.7)	(0.4)
Balance at end of period	$4.9	$7.8

Recent Accounting Pronouncements Adopted

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". The ASU allows a practical expedient election to simplify the expected credit loss estimation for accounts receivable and contract assets by assuming conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU was effective for us beginning January 1, 2026 and its adoption did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements to be Adopted

In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)". This ASU requires entities to disclose additional information about specific expense categories in the notes to financial statements. As clarified in ASU 2025-01, the guidance set forth in ASU 2024-03 is required to be adopted in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of these amendments on our condensed consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software". The ASU removes all references to prescriptive and sequential software development stages and instead requires companies to start capitalizing software costs when: (a) management has authorized and committed to funding the software project and (b) it is probable that the project will be completed and the software will be used to perform the function intended. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The ASU allows for adoption using a prospective transition approach, a modified transition approach or a retrospective transition approach. We are currently evaluating the impact of these amendments on our condensed consolidated financial statements and the method of adoption to be applied.

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements". The objective of this ASU is to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments are intended to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of these amendments on our condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities". The objective of this ASU is to establish a comprehensive framework for recognizing, measuring, and presenting government grants received by business entities. The amendments are intended to enhance consistency and transparency in financial reporting by providing clear guidance on how such grants should be accounted for within the financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. We are currently evaluating the impact of these amendments on our condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements.” The objective of this ASU is to enhance the clarity and usefulness of interim financial reporting by introducing targeted disclosure requirements designed to improve transparency for users of interim financial statements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of these amendments on our condensed consolidated financial statement disclosures.

2.     ACQUISITIONS

Stilla Technologies Acquisition

As previously disclosed in Footnote 2 in our Annual Report on Form 10-K for the year ended December 31, 2025, on June 30, 2025 (the "Acquisition Date"), we acquired all equity interests of Stilla Technologies ("Stilla") for a total consideration of $257.7 million, including the estimated fair value of contingent consideration. The contingent consideration of up to $50.0 million is payable upon the achievement of certain technological development and sales-related milestones. No conditions triggering payment of the contingent consideration were met as of March 31, 2026.

We may revise the preliminary estimates of the fair value of our assets acquired and liabilities assumed as additional information becomes available. In addition, the finalization of working capital adjustments may affect the total consideration transferred. These items are expected to be resolved prior to the end of the measurement period on June 30, 2026.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of March 31, 2026 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Time deposits	—	35.5	—	35.5
Money market funds	114.6	—	—	114.6
Total cash equivalents (a)	114.6	35.5	—	150.1
Restricted investments (b)	1.1	—	—	1.1
Equity securities (c)	4,984.1	—	—	4,984.1
Loan under the fair value option (d)	—	—	359.1	359.1
Available-for-sale investments:
Corporate debt securities	—	481.5	—	481.5
U.S. government sponsored agencies securities	—	77.6	—	77.6
Foreign government obligations	—	11.7	—	11.7
Municipal obligations	—	13.5	—	13.5
Asset-backed securities	—	390.1	—	390.1
Total available-for-sale investments (e)	—	974.4	—	974.4
Forward foreign exchange contracts (f)	—	3.7	—	3.7
Total financial assets carried at fair value	$5,099.8	$1,013.6	$359.1	$6,472.5

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$2.0	$—	$2.0
Contingent consideration (h)	—	—	29.7	29.7
Total financial liabilities carried at fair value	$—	$2.0	$29.7	$31.7

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2025 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Corporate debt securities	$—	$1.6	$—	$1.6
Time deposits	—	39.4	—	39.4
U.S. government sponsored agencies securities	—	59.9	—	59.9
Money market funds	209.7	—	—	209.7
Total cash equivalents (a)	209.7	100.9	—	310.6
Restricted investments (b)	1.1	—	—	1.1
Equity securities (c)	5,740.5	—	—	5,740.5
Loan under the fair value option (d)	—	—	373.4	373.4
Available-for-sale investments:
Corporate debt securities	—	451.9	—	451.9
U.S. government sponsored agencies securities	—	79.6	—	79.6
Foreign government obligations	—	11.7	—	11.7
Municipal obligations	—	14.9	—	14.9
Asset-backed securities	—	381.5	—	381.5
Total available-for-sale investments (e)	—	939.6	—	939.6
Forward foreign exchange contracts (f)	—	1.2	—	1.2
Total financial assets carried at fair value	$5,951.3	$1,041.7	$373.4	$7,366.4

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$1.8	$—	$1.8
Contingent consideration (h)	—	—	29.6	29.6
Total financial liabilities carried at fair value	$—	$1.8	$29.6	$31.4

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in Other investments in the condensed consolidated balance sheets.

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	March 31, 2026	December 31, 2025
Short-term investments	$83.3	$71.3
Other investments	4,900.8	5,669.2
Total	$4,984.1	$5,740.5

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

(h) Contingent consideration in a liability position is included in Other long-term liabilities in the condensed consolidated balance sheets. Changes in the estimated fair value of the contingent consideration are included in Research and development expense for the technological milestone and Selling, general and administrative expense for the sales-related milestone.

Level 1 Fair Value Measurements

As of March 31, 2026, we owned 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG ("Sartorius"), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We owned approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of March 31, 2026. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The change in fair market value of our investment in Sartorius for the three months ended March 31, 2026 was a loss of $727.7 million, and is recorded in our condensed consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of March 31, 2026 and December 31, 2025, pricing is obtained from third‑party pricing services as the primary pricing source. Our pricing process incorporates a hierarchy of pricing sources for securities held. If a Level 2 security is not priced by the primary pricing source, pricing from our custodian is used as a secondary source.

Available-for-sale investments consist of the following (in millions):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$481.5	$2.1	$(2.1)	$481.5
U.S. government sponsored agencies securities	77.9	0.1	(0.4)	77.6
Foreign government obligations	11.7	—	—	11.7
Municipal obligations	13.3	0.2	—	13.5
Asset-backed securities	389.8	1.6	(1.3)	390.1
Total	$974.2	$4.0	$(3.8)	$974.4

The following is a summary of the amortized cost and estimated fair value of our debt securities at March 31, 2026 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$53.3	$53.5
Mature in one to five years	623.1	623.8
Mature in more than five years	297.8	297.1
Total	$974.2	$974.4

Available-for-sale investments consist of the following (in millions):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$447.4	$4.6	$(0.1)	$451.9
U.S. government sponsored agencies securities	79.1	0.5	—	79.6
Foreign government obligations	11.6	0.1	—	11.7
Municipal obligations	14.6	0.3	—	14.9
Asset-backed securities	378.9	3.3	(0.7)	381.5
Total	$931.6	$8.8	$(0.8)	$939.6

As of March 31, 2026, there were no significant continuous unrealized losses greater than 12 months.

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

At March 31, 2026, we concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of March 31, 2026.
Included in Other current assets are $13.3 million and $11.9 million of interest receivable as of March 31, 2026 and December 31, 2025, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the three months ended March 31, 2026, we have not written-off any uncollected interest receivable.

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

We also enter into forward foreign exchange contracts to hedge certain anticipated foreign currency denominated revenues and expenses. These contracts are designated as cash flow hedges, generally mature within 12 months and no later than 18 months, and are carried at fair value at each balance sheet date. Unrealized gains and losses on the effective portion are recorded in accumulated other comprehensive income (loss) and reclassified into earnings in the period the hedged item affects earnings. Any ineffective portion is immediately recorded in earnings.

The estimated fair value of forward foreign exchange contracts was determined using spot exchange rates and forward points as of the last business day of the quarter. The following is a summary of our forward foreign exchange contracts (in millions):

Contracts maturing to sell foreign currency in the next 12 months:	March 31, 2026
Notional value	$748.9
Unrealized loss	$2.8
Contracts maturing to purchase foreign currency in the next 12 months:
Notional value	$114.4
Unrealized gain	$(1.1)

Included in Other investments in the condensed consolidated balance sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying value of these investments was $23.7 million and $23.0 million as of March 31, 2026 and December 31, 2025, respectively.

Also included in Other investments in the condensed consolidated balance sheet are our equity method investments, for which our share of the equity method investees earnings is included in Other income, net in our condensed consolidated statements of income (loss). The carrying value of these investments, net of impairments, was $27.2 million and $36.9 million as of March 31, 2026 and December 31, 2025, respectively.

The carrying value and fair value of our long-term debt, including current maturities, were as follows (in millions):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,193.5	$1,138.6	$1,193.0	$1,152.6
Other long-term debt	9.9	9.9	10.0	10.0
Total	$1,203.4	$1,148.5	$1,203.0	$1,162.6

The fair value of our long-term debt, including current maturities, was determined based on quoted market prices and on borrowing rates available to the Company at the respective period ends, which represent level 2 measurements.

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II GmbH ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (“Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our condensed consolidated statements of income (loss). The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the three months ended March 31, 2026 was a loss of $8.4 million, which includes a $3.8 million loss from change in fair market value of the Loan and a $4.6 million loss from change in fair market value of the value appreciation right. The decrease in the fair market value of the value appreciation right was due to a decrease in the value of the Sartorius ordinary shares. As of March 31, 2026, the €400 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

December 31, 2025	$373.4
Change in estimated fair market value, net	(8.4)
Foreign currency exchange gains (losses), net	(5.9)
March 31, 2026	$359.1

During the second quarter of 2025, we recognized a contingent consideration liability upon our acquisition of Stilla, which represents future potential payments of up to $50.0 million, payable in cash upon the achievement of certain technological and sales-related milestones, commencing on June 30, 2025 through December 31, 2026 and 2027, respectively. At the Acquisition Date, the fair value of the contingent consideration of $28.5 million was determined by using a probability-weighted expected return model for both the achievement of the technological and sales-related milestones. The significant assumptions used to estimate the fair value of the contingent consideration include an estimate of the probability of achievement and the discount rate. The probability of achievement is subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected probability of achievement may result in a higher fair value, whereas a decrease in expected probability of achievement may result in a lower fair value. The fair value of the contingent consideration is remeasured at each reporting period based on the assumptions and inputs on the date of remeasurement. The fair value of the estimated contingent consideration was $29.7 million as of March 31, 2026.

The following table provides a reconciliation of the Level 3 Stilla contingent consideration liability in the aggregate measured at estimated fair value (in millions):

December 31, 2025	$29.6
Change in estimated fair value	0.1
March 31, 2026	$29.7

The following table provides quantitative information about Level 3 inputs for fair value measurement of our Stilla contingent consideration liability as of March 31, 2026. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input	Percentage
Stilla	Probability-weighted expected return model	Discount rate	4.5%

4. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2025
Goodwill	$493.2	$421.8	$915.0
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	451.4	128.4	579.8

Foreign currency adjustments	(2.7)	—	(2.7)
Period change, net	(2.7)	—	(2.7)

Balances as of March 31, 2026
Goodwill	490.5	421.8	912.3
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$448.7	$128.4	$577.1

Information regarding our identifiable purchased intangible assets with finite and indefinite lives is as follows (in millions):

	March 31, 2026
	Weighted-Average Amortization Period (in years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	4.2	$114.7	$(107.3)	$7.4
Developed product technology	10.5	313.2	(163.4)	149.8
Licenses	2.9	59.6	(50.9)	8.7
Tradenames	3.3	6.0	(5.2)	0.8
Covenants not to compete	0.2	6.5	(6.4)	0.1
Total purchased intangible assets		$500.0	$(333.2)	$166.8

	December 31, 2025
	Weighted-Average Amortization Period (in years)	Purchase Price	Accumulated Amortization	Net Carrying Amount
Customer relationships/lists	4.4	$115.6	$(107.7)	$7.9
Developed product technology	10.7	315.8	(160.0)	155.8
Licenses	3.1	59.8	(50.3)	9.5
Tradenames	3.6	6.0	(5.1)	0.9
Covenants not to compete	0.5	6.5	(6.3)	0.2
Total purchased intangible assets		$503.7	$(329.4)	$174.3

Amortization expense related to purchased intangible assets was as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Amortization expense	$5.9	$5.0

5. INVENTORY

Following are the components of Inventory at March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025

Raw materials	$214.7	$212.5
Work in process	225.5	234.9
Finished goods	330.3	293.3
Total Inventory	$770.5	$740.7

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	March 31, 2026	December 31, 2025
3.3%, Senior Notes due 2027	$400.0	$400.0
3.7%, Senior Notes due 2032	800.0	800.0
Less unamortized discounts and debt issuance costs	(6.5)	(7.0)
Long-term debt less unamortized discounts and debt issuance costs	1,193.5	1,193.0
Finance leases and other debt	9.9	10.0
Less current maturities	(400.5)	(1.3)
Long-term debt	$802.9	$1,201.7

7. INCOME TAXES

Our effective income tax rate was 23.6% and 23.3% for the three months ended March 31, 2026 and 2025, respectively.

The realization of deferred tax assets are dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our federal, state and foreign deferred tax assets will not be realized as of March 31, 2026, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our federal, state and foreign deferred tax assets increased by $8.8 million for the period ended March 31, 2026 compared to the year ended December 31, 2025.

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

Our gross unrecognized tax benefits were $88.8 million and $86.9 million as of March 31, 2026 and December 31, 2025, respectively. The increase in our gross unrecognized tax benefits is primarily attributable to an increase of uncertain tax accruals in various jurisdictions.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders' equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Net unrealized holding gains (losses) on cash flow hedge	Total accumulated other comprehensive income (loss)
Balances as of December 31, 2025	$(206.5)	$5.6	$11.7	$0.1	$(189.1)
Other comprehensive income (loss), before reclassifications	(41.0)	(0.2)	(7.2)	1.1	(47.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.3)	(0.6)	—	(0.9)
Income tax effects	0.1	—	1.8	—	1.9
Other comprehensive income (loss), net of income taxes	(40.9)	(0.5)	(6.0)	1.1	(46.3)
Balances as of March 31, 2026	$(247.4)	$5.1	$5.7	$1.2	$(235.4)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of December 31, 2024	$(540.4)	$(1.8)	$4.0	$(538.2)
Other comprehensive income (loss), before reclassifications	124.0	0.1	7.0	131.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	(0.5)	(0.7)
Income tax effects	(0.4)	(0.1)	(1.5)	(2.0)
Other comprehensive income (loss), net of income taxes	123.6	(0.2)	5.0	128.4
Balances as of March 31, 2025	$(416.8)	$(2.0)	$9.0	$(409.8)

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

The impact to income (loss) before income taxes for amounts reclassified out of accumulated other comprehensive income (loss) into Other income, net in the condensed consolidated statements of income (loss) were as follows (in millions):

	Three Months Ended
	March 31,
Components of comprehensive income (loss)	2026	2025
Amortization of foreign other post-employment benefit items	$0.3	$0.2
Net holding gains on equity securities and available-for-sale investments	$0.6	$0.5

9. OTHER INCOME, NET

Other income, net includes the following components (in millions):

	Three Months Ended
	March 31,
	2026	2025
Interest and investment income	$(21.0)	$(36.2)
Net realized (gains) losses on investments	(2.5)	(0.5)
Other income	(0.7)	(0.5)
Other income, net	$(24.2)	$(37.2)

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

We compute Net income (loss) per share of Class A and Class B using the two-class method. Each share of Class A and Class B participates equally in earnings and losses, but may not participate equally in dividend distributions. No dividends were distributed or declared during any of the periods presented. Earnings (loss) is attributable equally to each share of Class A and Class B common stock and is determined based on the weighted average number of the respective class of common stock outstanding for the three months ended March 31, 2026 and 2025.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the diluted earnings (loss) per share calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Basic weighted average common shares outstanding	26,958	27,941
Effect of potentially dilutive stock options, restricted stock and performance stock awards	—	14
Diluted weighted average common shares outstanding	26,958	27,955
Anti-dilutive shares	206	244

11. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income (loss) to net cash provided by operating activities is as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$(527.1)	$64.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40.9	38.1
Reduction in the carrying amount of right-of-use assets	9.7	10.1
Share-based compensation	15.0	15.3
(Gains) losses from change in fair market value of equity securities and loan receivable	738.2	(31.8)
Payments for operating lease liabilities	(10.6)	(11.0)
Decrease in accounts receivable	30.8	37.2
Increase in inventories	(29.9)	(17.9)
Increase in other current assets	(4.8)	(5.6)
Increase in accounts payable and other current liabilities	9.6	29.8
Increase (decrease) in income taxes payable	(10.2)	5.7
Decrease in deferred income taxes	(166.0)	(0.8)
Increase (decrease) in other long-term liabilities	2.0	(4.8)
Other	10.5	1.6
Net cash provided by operating activities	$108.1	$129.9

Non-cash investing activities:
Purchased property, plant and equipment	$6.0	$3.4
Purchased marketable securities and investments	$6.6	$2.7
Sold marketable securities and investments	$1.7	$—

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

13. SEGMENT INFORMATION

Information regarding industry segments at March 31, 2026 and 2025 and for the three months then ended are as follows (in millions):

		Life Science	Clinical Diagnostics
Net sales	2026	$228.5	$363.6
	2025	$228.6	$356.8

Cost of goods sold	2026	$100.9	$181.8
	2025	$100.2	$179.2

Segment gross profit	2026	$127.6	$181.8
	2025	$128.4	$177.6

Depreciation and amortization	2026	$18.3	$22.6
	2025	$17.0	$21.1

Segment assets	2026	$301.7	$468.8
	2025	$308.1	$482.0

Segment results are presented in the same manner as we present our operations internally to make operating decisions and assess performance. The segment measure of profit and loss used by our chief operating decision maker ("CODM") is Gross Profit, which represents Net sales reduced by Cost of goods sold, and is the primary measure used by the CODM to evaluate segment performance and allocate resources.

The following reconciles total segment gross profit to net income (loss) before income taxes (in millions):

	Three Months Ended
	March 31,
	2026	2025
Segment gross profit	$309.4	$306.0
Selling, general and administrative expense	(212.4)	(208.8)
Research and development expense	(62.9)	(73.5)
Interest expense	(12.3)	(12.0)
Foreign currency exchange gains, net	2.4	2.7
Gains (losses) from change in fair market value of equity securities and loan receivable	(738.2)	31.8
Other income, net	24.2	37.2
Net income (loss) before income taxes	$(689.8)	$83.4

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

The components of lease expense were as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$16.8	$16.0

Finance lease cost:
Amortization of right-of-use assets	$0.1	$0.1
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$0.3	$0.3

Operating lease cost includes original reduction in the carrying amount of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the three months ended March 31, 2026 and 2025. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the three months ended March 31, 2026 and 2025.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.6	$11.0
Operating cash flows from finance leases	$0.2	$0.2
Financing cash flows from finance leases	$0.1	$0.1

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2.3	$2.1

Supplemental balance sheet information related to leases was as follows (in millions):

	March 31, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$161.9	$170.0

Current operating lease liabilities	$36.2	$36.1
Operating lease liabilities	138.6	145.7
Total operating lease liabilities	$174.8	$181.8

Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and notes payable, and Long-term debt, net of current maturities.

	March 31, 2026	December 31, 2025
Finance Leases
Property, plant and equipment, gross	$11.5	$11.5
Less: accumulated depreciation and amortization	(6.4)	(6.4)
Property, plant and equipment, net	$5.1	$5.1

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	8.6	8.7
Total finance lease liabilities	$9.1	$9.2

	March 31, 2026	December 31, 2025
Weighted Average Remaining Lease Term
Operating leases - in years	7	7
Finance leases - in years	12	13

Weighted Average Discount Rate
Operating leases	4.8%	4.8%
Finance leases	6.7%	6.7%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2026 (excluding the three months ended March 31, 2026)	$32.2	$0.8
2027	36.2	1.1
2028	28.4	1.1
2029	22.7	1.1
2030	17.4	1.1
Thereafter	71.1	8.6
Total lease payments	208.0	13.8
Less imputed interest	(33.2)	(4.7)
Total	$174.8	$9.1

Our operating lease portfolio primarily consists of facility leases, which generally have longer terms and represent the majority of its value. The remainder relates to vehicles and other equipment, which typically have shorter lease durations and higher turnover.

As of March 31, 2026, operating leases that have not commenced are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2025 and the condensed consolidated financial statements for the three months ended March 31, 2026.

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

Approximately 39% of our 2026 consolidated net sales are derived from the United States and approximately 61% are derived from international locations, with Europe being our largest international region. The international sales are largely denominated in local currencies such as the Euro, Swiss Franc, Japanese Yen, Chinese Yuan and British Sterling. As a result, our consolidated net sales expressed in dollars benefit when the U.S. dollar weakens and suffer when the U.S. dollar strengthens. When the U.S. dollar strengthens, we benefit from lower cost of sales from our own international manufacturing sites, and from lower international operating expenses. We regularly discuss our changes in revenue and expense categories in terms of both changing foreign exchange rates and in terms of a currency neutral basis, if notable, to explain the impact currency has on our results.

We rely on the support of many governments for both research and healthcare. Current global economic and geopolitical conditions remain uncertain, and the need for governments to control their spending, along with ongoing challenges among small biotech companies, continues to limit opportunities for growth and negatively impact our business. The market in China, which represents a mid-single digit percentage of our year-to-date 2026 consolidated net sales, remains uncertain as a result of these factors. We expect these conditions to continue through the rest of 2026.

Additionally, the recent escalation of regional conflicts in the Middle East has adversely affected demand and logistics in the EMEA region, particularly within our Clinical Diagnostics segment. These disruptions impacted our results during the first quarter of 2026 and, given the continued uncertainty regarding the duration and scope of the conflict, we expect these conditions to continue to adversely affect the EMEA region for the remainder of 2026.

Results of Operations

The following table shows Cost of goods sold, Gross profit, components of operating expense, (Gains) losses from change in fair market value of equity securities and loan receivable, and Net income (loss) as a percentage of Net sales:

	Three Months Ended
	March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of goods sold	47.7	47.7
Gross profit	52.3	52.3
Selling, general and administrative expense	35.9	35.7
Research and development expense	10.6	12.6
(Gains) losses from change in fair market value of equity securities and loan receivable	124.7	(5.4)
Net income (loss)	(89.0)	10.9

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it affects our financial statements materially and requires subjective or complex judgments by management. An accounting estimate is deemed to be critical if it requires assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2026 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Three Months Ended March 31, 2026 Compared to
Three Months Ended March 31, 2025

Results of Operations – Sales, Gross Margins and Expenses

Percentage sales growth in currency neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales ("sales") for the first quarter of 2026 were $592.1 million compared to $585.4 million in the first quarter of 2025, an increase of 1.1%. On a currency neutral basis, first quarter 2026 sales decreased approximately 4.2% compared to the same period in 2025. The decrease in sales was driven by lower sales in both Life Science and Clinical Diagnostics segments.

The Life Science segment sales for the first quarter of 2026 were $228.5 million, essentially flat compared to the same period in 2025. On a currency neutral basis, sales decreased 4.3% compared to the first quarter in 2025, primarily driven by ongoing challenges in the academic research market, particularly in the Americas. Currency neutral sales decreased in the Americas and EMEA, partially offset by increased sales in Asia Pacific.

The Clinical Diagnostics segment sales for the first quarter of 2026 were $363.6 million, an increase of 1.9% compared to the same period in 2025. On a currency neutral basis, sales decreased 4.1% compared to the first quarter in 2025, primarily in the EMEA region. The currency neutral sales decrease was primarily driven by the recent escalation of regional conflicts in the Middle East.

Consolidated gross margin was 52.3% for both the first quarter of 2026 and 2025. Gross margin for the Life Science segment for the first quarter of 2026 decreased by approximately 0.3 percentage points as compared to the same period in 2025. The decrease in gross margin was primarily driven by higher material costs and logistics costs associated with elevated fuel prices, partially offset by lower restructuring costs. Gross margin for the Clinical Diagnostics segment for the first quarter of 2026 increased by approximately 0.2 percentage points as compared to the same period in 2025. The increase in gross margin was primarily driven by reduced inventory scrap and lower restructuring costs, partially offset by higher logistics costs associated with elevated fuel prices.

Selling, general and administrative ("SG&A") expense for the first quarter of 2026 was $212.4 million or 35.9% of sales, compared to $208.8 million, or 35.7% of sales for the first quarter of 2025. The increase in SG&A expense was primarily due to foreign exchange impact resulting from a weaker U.S. dollar on our international cost base, partially offset by lower restructuring costs.

Research and development ("R&D") expense for the first quarter of 2026 was $62.9 million or 10.6% of sales, compared to $73.5 million or 12.6% of sales in the first quarter of 2025. The decrease in R&D expense was primarily due to lower restructuring costs.

Results of Operations – Non-operating

Interest expense for the first quarter of 2026 and 2025 was $12.3 million and $12.0 million, respectively, which primarily consisted of interest expense related to the $1.2 billion Senior Notes.

Foreign currency exchange gains, net consist primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange gains, net were $2.4 million and $2.7 million for the first quarter of 2026 and 2025, respectively. Gains and losses are primarily due to the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable was loss of $738.2 million and $31.8 million gain for the first quarter of 2026 and 2025, respectively. The change in the fair market value primarily resulted from the recognition of holding losses of $727.7 million in the first quarter of 2026 compared to holding gains of $29.0 million in the first quarter of 2025 on our investment in Sartorius. In addition, holding losses from the change in fair market value of our loan receivable of $8.4 million in the first quarter of 2026 compared to holding gains of $4.6 million in the first quarter of 2025 contributed to the change.

Other income, net for the first quarter of 2026 was $24.2 million compared to $37.2 million for the first quarter of 2025. The decrease in Other income, net of $13.0 million was primarily attributable to lower interest and investment income in the first quarter of 2026 compared to the first quarter of 2025.

Our effective income tax rate was 23.6% and 23.3% for the first quarter of 2026 and 2025, respectively. The effective tax rate reported in these periods was primarily affected by the change in fair market value of our equity securities as well as shifts in the geographical mix of earnings.

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

As of March 31, 2026, we had available $1.56 billion in cash, cash equivalents and short-term investments, of which approximately 16% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws, and there are no substantial incremental costs.

Additional liquidity is realized through positive cash flows from operating activities, and is readily available via the sale of short-term investments and access to our $200.0 million unsecured Revolving Credit Agreement, available through February 2029, and to a lesser extent international lines of credit. Borrowings under the Revolving Credit Agreement are available on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Revolving Credit Agreement as of March 31, 2026, however, $6.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability.

In March 2022, we received $1.2 billion in cash proceeds from the issuance of Senior Notes. The $400 million and $800 million Senior Notes mature in March 2027 and March 2032, respectively, and interest on the Senior Notes is 3.3% and 3.7% per annum, respectively. Interest is payable semiannually in arrears on March 15 and September 15 of each year. The $400 million Senior Notes are classified as current as of March 31, 2026. We have sufficient liquidity available to repay this obligation, including $1.56 billion in cash, cash equivalents and short-term investments as of March 31, 2026. In addition to repayment at maturity, we may also consider refinancing all or a portion of the Senior Notes, though any such refinancing may be at a higher interest rate than the current Senior Notes, depending on market conditions at the time.

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

Cash Flows from Operations

Net cash provided by operations was $108.1 million and $129.9 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in operating cash flows was primarily due to lower cash received from customers and higher cash paid to suppliers and employees.

Cash Flows from Investing Activities

Net cash used in investing activities was $93.2 million compared to net cash provided by investing activities of $2.9 million for the three months ended March 31, 2026 and 2025, respectively. The change is primarily due to the timing of our purchases, maturities and sales of marketable securities and investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $44.0 million and $97.7 million for the three months ended March 31, 2026, and 2025, respectively. The decrease in net cash used in financing activities was primarily attributable to lower share repurchases.

During the three months ended March 31, 2026, we repurchased 176,257 shares of Class A common stock for $47.8 million and during the three months ended March 31, 2025, we repurchased 399,295 shares of Class A common stock for $101.9 million. We designated these repurchased shares as treasury stock. As of March 31, 2026, $237.1 million remained available for repurchases under the 2023 Share Repurchase Program. Repurchases under the 2023 Share Repurchase program may be made at management’s discretion from time to time on the open market, through trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions, which may include structured repurchases.

Recent Accounting Pronouncements Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2026, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant international operations. We have direct distribution channels in over 36 countries outside the United States, and during the three months ended March 31, 2026 our foreign entities generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, unfair competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the office of Foreign Asset Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.
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
In recent years, we have been faced with challenging global economic conditions. U.S. and international markets have experienced inflationary pressures, and inflation rates in the U.S. and in other countries in which we operate have been at elevated levels. Our raw material costs have increased, and we are not always able to recover these increased costs from our customers. Russia’s invasion of Ukraine and sanctions against Russia have caused disruptions to global economic conditions and are negatively impacting our business. Conflicts in the Middle East have caused disruptions to the stability of the region and are negatively impacting our business and particularly our sales in that region. Conflicts in the Middle East also have affected the global business environment, including by disrupting international logistics, increasing freight costs, and impacting the supply and cost of fuel. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe. In addition, we expect moderating economic growth and changing government policies in China will continue to affect our commercial opportunities in the country. A deterioration in the global economic environment may result in a decrease in demand for our products, increased competition, downward pressure on prices for our products and longer sales cycles. A weakening of macroeconomic conditions is also adversely affecting our suppliers, which could continue to result in interruptions in the supply of components and raw materials necessary for our products and raw material cost increases. We also continue to analyze the impacts on our business as recent events unfold regarding tariffs imposed by the United States, tariffs imposed by other countries on certain U.S. goods, and the volatility resulting from changing policies regarding tariffs, associated retaliatory or other countermeasures, and trade relationships. These events have impacted and we expect will continue to impact the global economic and geopolitical environment, and could lead to higher prices, inflation and possibly a recession. This could lead to higher costs for our products and lower revenue, and could adversely impact our profitability and/or our competitiveness. See also our risk factors regarding our international operations above and regarding government regulations below.

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

The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials. We manufacture our products around the world. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while we seek to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. We have experienced raw material cost increases, some of which will likely continue. Disruptions to international logistics and to the supply and cost of fuel resulting from conflicts in the Middle East also can contribute to increases in our raw material costs. In addition, due to the regulatory environment in which we operate, we may need to cease use of certain essential components and materials and be unable to establish acceptable replacement sources for such components or materials. When our supply is reduced or interrupted or of poor quality, and we are unable to develop alternative sources for such supply, our ability to manufacture our products in a timely or cost-effective manner is adversely affected, which affects our ability to sell our products and increases our risk of losing customers. Tariff increases and associated supply chain disruptions can also impact our business. In addition, when we do not accurately estimate demand for our products, we may experience excess and obsolete inventories and be forced to incur additional expenses, which could adversely affect our results of operations. See also our risk factor regarding global economic conditions above.

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

We have positions in a variety of financial instruments including asset-backed securities and other similar investments. Financial markets are volatile and the markets for these securities can be illiquid. The value of these securities will continue to be impacted by external market factors including default rates, changes in the value of the underlying property, such as residential or commercial real estate, rating agency actions, the prices at which observable market transactions occur and the financial strength of various entities, such as financial guarantors who provide insurance for the securities. Should we need to convert these positions to cash, we may not be able to sell these instruments without significant losses due to current debtor financial conditions, low trading volume of the securities, or other market considerations.

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

On July 4, 2025, the U.S. enacted tax reform through the One Big Beautiful Bill Act ("OBBBA"). Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. The new legislation did not have a material impact on the income tax provision, and we do not anticipate a material impact in future years. We will continue to monitor U.S. Department of the Treasury guidance and regulations to assess any potential future effects.

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
We have substantial debt and have the ability to incur additional debt. As of March 31, 2026, we had approximately $1.2 billion of outstanding indebtedness, including $400 million classified as current portion of long‑term debt, primarily related to our 3.3% Senior Notes due in March 2027, and $800 million of long‑term debt, primarily related to our 3.7% Senior Notes due in March 2032, as further discussed in Note 6 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $6.0 million of which was utilized for domestic standby letters of credit as of March 31, 2026. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

•the Health Insurance Portability and Accountability Act ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and state or foreign law equivalents of each of the U.S. federal laws above, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

We have significant manufacturing and distribution facilities, including in the United States, France, Switzerland, Germany and Singapore. In particular, the western United States has experienced a number of earthquakes, wildfires, floods, landslides and other natural disasters in recent years. These occurrences could damage or destroy our facilities which may result in interruptions to our business and losses that exceed our insurance coverage. In addition, lack of fuel resources due to geopolitical instability (such as Russia’s reduction in energy resources supplied to Western Europe and the recent escalation of regional conflicts in the Middle East), electricity outages, the inability to operate our production and distribution facilities due to power grid failures or lack of fuel, and strikes or other labor unrest at any of our sites or surrounding areas could cause disruption to our business. Acts of terrorism, bioterrorism, violence or war (such as Russia's invasion of Ukraine and the recent escalation of conflicts in the Middle East), weather-related events, or public health issues such as pandemics and the outbreak of a contagious disease like COVID-19 could also affect the markets in which we operate, our business operations and strategic plans. Political unrest may affect our sales in certain regions, such as in Southeast Asia, the Middle East, and Eastern Europe. Any of these events could adversely affect our business, results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2026, $237.1 million of stock remained available for repurchases under the Company's 2023 Share Repurchase Program, which was authorized by the Board of Directors in July 2023 and July 2024. Repurchases under the 2023 Share Repurchase Program may be made at management's discretion from time to time on the open market, through trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2026	—	$—	—	$284.6
February 1 to February 28, 2026	—	$—	—	$284.6
March 1 to March 31, 2026	176,257	$269.06	176,257	$237.1

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	April 30, 2026	/s/ Norman Schwartz
Norman Schwartz
Chairman of the Board and Chief Executive Officer

Date:	April 30, 2026	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Executive Vice President, Chief Financial Officer