Form 10-Q
period 2026-09-30
BIO-RAD LABORATORIES, INC.
filed 2026-11-04
CIK 12208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to __________

Commission file number	001-07928
BIO-RAD LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware			94-1381833
(State or other jurisdiction of incorporation)			(I.R.S. Employer Identification No.)
1000 Alfred Nobel Drive,	Hercules,	California	94547
(Address of principal executive offices)			(Zip Code)

(510)	724-7000
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding at October 30, 2026:	Class A -	21,832,130	Class B -	5,060,815

BIO-RAD LABORATORIES, INC.
FORM 10-Q SEPTEMBER 30, 2026

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(In millions, except share data)

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$465.3	$529.8
Short-term investments	1,199.0	1,010.9
Accounts receivable, less allowance for credit losses of $4.3 and $5.5 as of September 30, 2026 and December 31, 2025, respectively	422.6	460.6
Inventory	783.9	740.7
Prepaid expenses	160.7	136.5
Other current assets	47.1	27.7
Total current assets	3,078.6	2,906.2

Property, plant and equipment, net	505.7	539.9
Operating lease right-of-use assets	147.1	170.0
Goodwill, net	573.0	579.8
Purchased intangibles, net	104.4	174.3
Other investments	6,273.2	6,103.6
Other assets	101.1	102.7
Total assets	$10,783.1	$10,576.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Balance Sheets
(continued)
(In millions, except share data)

	September 30, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)
Current liabilities:
Accounts payable	$133.5	$129.0
Accrued payroll and employee benefits	210.3	172.3
Current maturities of long-term debt and notes payable	400.9	1.3
Income and other taxes payable	37.8	36.6
Current operating lease liabilities	31.8	36.1
Other current liabilities	154.8	141.7
Total current liabilities	969.1	517.0

Long-term debt, net of current maturities	803.1	1,201.7
Deferred income taxes	1,089.4	1,059.4
Operating lease liabilities	127.6	145.7
Other long-term liabilities	190.9	199.1
Total liabilities	3,180.1	3,122.9

Stockholders’ equity:
Preferred stock, $0.0001 par value, 7,500,000 shares authorized; issued and outstanding - none	—	—
Class A common stock, $0.0001 par value; 80,000,000 shares authorized; shares issued - 25,205,055 and 25,199,760 as of September 30, 2026 and December 31, 2025, respectively; shares outstanding - 21,830,094 and 21,924,284 as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; shares issued and outstanding - 5,060,815 as of September 30, 2026 and 5,066,110 as of December 31, 2025, respectively	—	—
Additional paid-in capital	470.1	476.0
Class A treasury stock at cost, 3,374,961 and 3,275,476 shares as of September 30, 2026 and December 31, 2025, respectively	(1,031.0)	(1,009.6)
Retained earnings	8,479.2	8,176.3
Accumulated other comprehensive income (loss)	(315.3)	(189.1)
Total stockholders’ equity	7,603.0	7,453.6
Total liabilities and stockholders’ equity	$10,783.1	$10,576.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Income (Loss)
(In millions, except number of shares, which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net sales	$656.4	$653.0	$1,899.5	$1,890.0
Cost of goods sold	327.8	309.6	915.7	895.3
Gross profit	328.6	343.4	983.8	994.7
Selling, general and administrative expense	257.1	206.8	681.5	623.3
Research and development expense	71.4	71.3	195.5	205.3
Impairment of purchased intangibles	49.8	—	49.8	—
Income (loss) from operations	(49.7)	65.3	57.0	166.1
Interest expense	12.3	12.3	36.7	36.9
Foreign currency exchange gains, net	(2.1)	(2.9)	(4.7)	(4.5)
(Gains) losses from change in fair market value of equity securities and loan receivable	(588.2)	495.3	(308.0)	129.1
Other income, net	(10.4)	(8.3)	(58.0)	(61.7)
Income (loss) before income taxes	538.7	(431.1)	391.0	66.3
(Provision for) benefit from income taxes	(80.1)	89.2	(88.1)	(26.4)
Net income (loss)	$458.6	$(341.9)	$302.9	$39.9

Basic earnings (loss) per share:
Net income (loss) per basic share	$17.13	$(12.70)	$11.29	$1.46
Weighted average common shares - basic	26,780	26,923	26,827	27,359

Diluted earnings (loss) per share:
Net income (loss) per diluted share	$17.02	$(12.70)	$11.25	$1.46
Weighted average common shares - diluted	26,945	26,923	26,923	27,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$458.6	$(341.9)	$302.9	$39.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29.4)	(14.7)	(103.1)	363.4
Foreign other post-employment benefits adjustments	(0.1)	0.5	(0.8)	—
Net unrealized holding gains (losses) on available-for-sale investments	(14.2)	1.5	(23.3)	8.0
Net unrealized holding gains (losses) on cash flow hedge	(0.3)	—	1.0	—
Other comprehensive income (loss)	(44.0)	(12.7)	(126.2)	371.4
Comprehensive income (loss)	$414.6	$(354.6)	$176.7	$411.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Cash Flows
(In millions, unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Cash received from customers	$1,915.9	$1,958.7
Cash paid to suppliers and employees	(1,607.8)	(1,511.4)
Interest paid, net	(45.7)	(45.5)
Income tax payments, net	(40.4)	(54.3)
Dividend proceeds and miscellaneous receipts, net	65.4	62.7
Proceeds from (payments for) forward foreign exchange contracts, net	15.8	(42.9)
Net cash provided by operating activities	303.2	367.3
Cash flows from investing activities:
Payments for purchases of property, plant and equipment	(93.2)	(111.8)
Proceeds from dispositions of property, plant and equipment	—	0.1
(Payments for) proceeds from acquisitions, net of cash received	1.1	(218.5)
Payments for purchases of marketable securities and investments	(677.7)	(530.5)
Proceeds from sales of marketable securities and investments	416.5	646.2
Proceeds from maturities of marketable securities and investments	47.5	59.0
Net cash used in investing activities	(305.8)	(155.5)
Cash flows from financing activities:
Payments on long-term debt	(0.4)	(0.3)
Proceeds from issuance of common stock and from reissuance of treasury stock under the employee stock purchase plan and upon exercise of stock options	11.2	11.9
Tax payments from net share settlement	(5.2)	(2.6)
Payments for purchases of treasury stock	(79.3)	(295.5)
Option premium proceeds for structured purchases of treasury stock	0.5	—
Net cash used in financing activities	(73.2)	(286.5)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	10.7	(16.9)
Net decrease in cash, cash equivalents and restricted cash	(65.1)	(91.6)
Cash, cash equivalents and restricted cash at beginning of period	532.2	489.8
Cash, cash equivalents and restricted cash at end of period	$467.1	$398.2

Reconciliation of cash, cash equivalents and restricted cash (in millions):

	September 30,
	2026	2025
Cash and cash equivalents	$465.3	$395.8
Restricted cash included in Other current assets	1.6	2.0
Restricted cash included in Other assets	0.2	0.4
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$467.1	$398.2

These restricted cash items are primarily related to performance guarantees and other restricted deposits.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIO-RAD LABORATORIES, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(In millions, unaudited)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2025	$—	$476.0	$(1,009.6)	$8,176.3	$(189.1)	$7,453.6
Net income (loss)	—	—	—	(527.1)	—	(527.1)
Other comprehensive income (loss), net of tax	—	—	—	—	(46.3)	(46.3)
Stock compensation expense	—	15.0	—	—	—	15.0
Purchase of treasury stock	—	—	(47.3)	—	—	(47.3)
Reissuance of treasury stock	—	(1.0)	4.4	—	—	3.4
Option premium received for structured purchases of treasury stock	—	0.5	—	—	—	0.5
Excise tax on stock repurchase	—	—	(0.5)	—	—	(0.5)
Balance at March 31, 2026	$—	$490.5	$(1,053.0)	$7,649.2	$(235.4)	$6,851.3
Net income (loss)	—	—	—	371.4	—	371.4
Other comprehensive income (loss), net of tax	—	—	—	—	(35.9)	(35.9)
Stock compensation expense	—	14.5	—	—	—	14.5
Purchase of treasury stock	—	—	(31.2)	—	—	(31.2)
Shares withheld related to net share settlement of equity awards	—	(0.1)	—	—	—	(0.1)
Excise tax on stock repurchase	—	—	(0.3)	—	—	(0.3)
Reissuance of treasury stock	—	(2.0)	6.2	—	—	4.2
Balance at June 30, 2026	$—	$502.9	$(1,078.3)	$8,020.6	$(271.3)	$7,173.9
Net income (loss)	—	—	—	458.6	—	458.6
Other comprehensive income (loss), net of tax	—	—	—	—	(44.0)	(44.0)
Shares withheld related to net share settlement of equity awards	—	(5.1)	—	—	—	(5.1)
Stock compensation expense	—	15.5	—	—	—	15.5
Reissuance of treasury stock	—	(43.2)	47.3	—	—	4.1
Balance at September 30, 2026	$—	$470.1	$(1,031.0)	$8,479.2	$(315.3)	$7,603.0

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2024	$—	$463.2	$(772.1)	$7,416.4	$(538.2)	$6,569.3
Net income (loss)	—	—	—	64.0	—	64.0
Other comprehensive income (loss), net of tax	—	—	—	—	128.4	128.4
Stock compensation expense	—	15.3	—	—	—	15.3
Purchase of treasury stock	—	—	(100.9)	—	—	(100.9)
Reissuance of treasury stock	—	(2.8)	7.1	—	—	4.3
Excise tax on stock repurchase	—	—	(1.0)	—	—	(1.0)
Balance at March 31, 2025	$—	$475.7	$(866.9)	$7,480.4	$(409.8)	$6,679.4
Net income (loss)	—	—	—	317.8	—	317.8
Other comprehensive income (loss), net of tax	—	—	—	—	255.7	255.7
Stock compensation expense	—	11.9	—	—	—	11.9
Purchase of treasury stock	—	—	(138.8)	—	—	(138.8)
Excise tax on stock repurchase	—	—	(1.4)	—	—	(1.4)
Shares withheld related to net share settlement of equity awards	—	(0.1)	—	—	—	(0.1)
Reissuance of treasury stock	—	(2.9)	7.1	—	—	4.2
Balance at June 30, 2025	$—	$484.6	$(1,000.0)	$7,798.2	$(154.1)	$7,128.7
Net income (loss)	—	—	—	(341.9)	—	(341.9)
Other comprehensive income (loss), net of tax	—	—	—	—	(12.7)	(12.7)
Stock compensation expense	—	14.9	—	—	—	14.9
Purchase of treasury stock	—	—	(52.9)	—	—	(52.9)
Reissuance of treasury stock	—	(35.1)	38.8	—	—	3.7
Shares withheld related to net share settlement of equity awards	—	(2.5)	—	—	—	(2.5)
Excise tax on stock repurchase	—	—	(0.5)	—	—	(0.5)
Balance at September 30, 2025	$—	$461.9	$(1,014.6)	$7,456.3	$(166.8)	$6,736.8

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

Revenue attributed to the lease elements of our reagent rental arrangements represented approximately 3% of total revenue for both the three and nine months ended September 30, 2026, and September 30, 2025. Such revenue forms part of the Net sales in our condensed consolidated statements of income (loss).

Contract costs:

As a practical expedient, we expense as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and certain partner sales incentive programs and are recorded within Selling, general and administrative expense in our condensed consolidated statements of income (loss).

Disaggregation of Revenue:

The following table presents our revenues disaggregated by geographic region (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$244.8	$270.0	$730.1	$778.6
EMEA	231.4	222.2	667.4	639.2
APAC	137.0	121.0	369.2	351.5
Other (primarily Canada and Latin America)	43.2	39.8	132.8	120.7
Total net sales	$656.4	$653.0	$1,899.5	$1,890.0

The disaggregation of our revenue by geographic region is based primarily on the location of the use of the product or service, and by industry segment sources. The disaggregation of our revenues by industry segment sources is presented in our Segment Information footnote (see Note 13).

Deferred revenues primarily represent unrecognized fees billed or collected for extended service arrangements, including installation services. The deferred revenue balance at September 30, 2026 and December 31, 2025 was $61.2 million and $62.9 million, respectively. The short-term deferred revenue balance at September 30, 2026 and December 31, 2025 was $47.1 million and $48.9 million, respectively. Deferred revenues are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets.

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

Warranty liabilities are included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Changes in our warranty liability were as follows (in millions):

	Nine Months Ended
	September 30,
	2026	2025
Balance at beginning of period	$6.1	$7.1
Provision for warranty	5.7	3.7
Actual warranty costs	(5.6)	(4.5)
Balance at end of period	$6.2	$6.3

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

Changes in our allowance for credit losses were as follows (in millions):

	Nine Months Ended
	September 30,
	2026	2025
Balance at beginning of period	$5.5	$9.2
Provision for expected credit losses	0.9	(1.2)
Write-offs charged against the allowance	(2.1)	(1.8)
Balance at end of period	$4.3	$6.2

Recent Accounting Pronouncements Adopted

In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU No. 2025-05, "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". The ASU allows a practical expedient election to simplify the expected credit loss estimation for accounts receivable and contract assets by assuming conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU was effective for us beginning January 1, 2026 and its adoption did not have a material impact on our condensed consolidated financial statements.

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

In May 2026, the FASB issued ASU 2026‑02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”. The objective of this ASU is to improve the financial accounting for and disclosure of environmental credits and related obligations by establishing specific recognition, measurement, presentation, and disclosure requirements, thereby reducing diversity in practice. The amendments apply to all entities that generate, purchase, or receive environmental credits or incur obligations that may be settled with such credits, and introduce different measurement approaches for compliance versus noncompliance credits, along with enhanced disclosure requirements. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. We are currently evaluating the impact of these amendments on our condensed consolidated financial statements and related disclosures.

2.     ACQUISITIONS

Stilla Technologies Acquisition

As previously disclosed in Footnote 2 in our Annual Report on Form 10-K for the year ended December 31, 2025, on June 30, 2025 (the "Acquisition Date"), we acquired all equity interests of Stilla Technologies ("Stilla") for a total consideration of $257.7 million, including the estimated fair value of contingent consideration. The contingent consideration of up to $50.0 million is payable upon the achievement of certain technological development and sales-related milestones. No conditions triggering payment of the contingent consideration were met as of September 30, 2026.

We finalized the purchase price allocation in the second quarter of 2026, at the end of the one-year measurement period. The final allocation reflects the effects of price adjustment escrow and warranty escrow made during the measurement period. The adjustments resulted in a $1.1 million decrease in goodwill and a $1.1 million decrease in purchase consideration compared to the preliminary amounts at December 31, 2025 and had no impact on our condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2026.

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

Financial assets and liabilities carried at fair value and measured on a recurring basis as of September 30, 2026 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Time deposits	—	39.4	—	39.4
U.S. government sponsored agencies securities	—	22.9	—	22.9
Money market funds	103.2	—	—	103.2
Total cash equivalents (a)	103.2	62.3	—	165.5
Restricted investments (b)	0.9	—	—	0.9
Equity securities (c)	5,947.3	—	—	5,947.3
Loan under the fair value option (d)	—	—	371.8	371.8
Available-for-sale investments:
Corporate debt securities	—	499.9	—	499.9
U.S. government sponsored agencies securities	—	149.2	—	149.2
Foreign government obligations	—	14.6	—	14.6
Municipal obligations	—	12.6	—	12.6
Asset-backed securities	—	423.8	—	423.8
Total available-for-sale investments (e)	—	1,100.1	—	1,100.1
Forward foreign exchange contracts (f)	—	5.3	—	5.3
Total financial assets carried at fair value	$6,051.4	$1,167.7	$371.8	$7,590.9

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$1.0	$—	$1.0
Contingent consideration (h)	—	—	30.4	30.4
Total financial liabilities carried at fair value	$—	$1.0	$30.4	$31.4

Financial assets and liabilities carried at fair value and measured on a recurring basis as of December 31, 2025 are classified in the hierarchy as follows (in millions):

	Level 1	Level 2	Level 3	Total
Financial assets carried at fair value:
Cash equivalents:
Corporate debt securities	$—	$1.6	$—	$1.6
Time deposits	—	39.4	—	39.4
U.S. government sponsored agencies securities	—	59.9	—	59.9
Money market funds	209.7	—	—	209.7
Total cash equivalents (a)	209.7	100.9	—	310.6
Restricted investments (b)	1.1	—	—	1.1
Equity securities (c)	5,740.5	—	—	5,740.5
Loan under the fair value option (d)	—	—	373.4	373.4
Available-for-sale investments:
Corporate debt securities	—	451.9	—	451.9
U.S. government sponsored agencies securities	—	79.6	—	79.6
Foreign government obligations	—	11.7	—	11.7
Municipal obligations	—	14.9	—	14.9
Asset-backed securities	—	381.5	—	381.5
Total available-for-sale investments (e)	—	939.6	—	939.6
Forward foreign exchange contracts (f)	—	1.2	—	1.2
Total financial assets carried at fair value	$5,951.3	$1,041.7	$373.4	$7,366.4

Financial liabilities carried at fair value:
Forward foreign exchange contracts (g)	$—	$1.8	$—	$1.8
Contingent consideration (h)	—	—	29.6	29.6
Total financial liabilities carried at fair value	$—	$1.8	$29.6	$31.4

(a)Cash equivalents are included in Cash and cash equivalents in the condensed consolidated balance sheets.

(b) Restricted investments are included in Other investments in the condensed consolidated balance sheets.

(c) Equity securities are included in the following accounts in the condensed consolidated balance sheets (in millions):

	September 30, 2026	December 31, 2025
Short-term investments	$98.8	$71.3
Other investments	5,848.5	5,669.2
Total	$5,947.3	$5,740.5

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

(h) Contingent consideration in a liability position is included in Other current liabilities and Other long-term liabilities in the condensed consolidated balance sheets. Changes in the estimated fair value of the contingent consideration are included in Research and development expense for the technological milestone and Selling, general and administrative expense for the sales-related milestone.

Level 1 Fair Value Measurements

As of September 30, 2026, we owned 12,987,900 ordinary voting shares and 9,588,908 preference shares of Sartorius AG ("Sartorius"), of Goettingen, Germany, a process technology supplier to the biotechnology, pharmaceutical, chemical and food and beverage industries. We owned approximately 38% of the outstanding ordinary shares (excluding treasury shares) and 28% of the preference shares of Sartorius as of September 30, 2026. The Sartorius family trust (Sartorius family members are beneficiaries of the trust) holds a majority interest of the outstanding ordinary shares of Sartorius. We do not have the ability to exercise significant influence over the operating and financial policies of Sartorius primarily because we do not have any representative or designee on Sartorius' board of directors and have tried and failed to obtain access to operating or financial information necessary to apply the equity method of accounting.

The change in fair market value of our investment in Sartorius for the three and nine months ended September 30, 2026 was a gain of $583.2 million and a gain of $285.5 million respectively, and is recorded in our condensed consolidated statements of income (loss).

Level 2 Fair Value Measurements

To estimate the fair value of Level 2 debt securities as of September 30, 2026 and December 31, 2025, pricing is obtained from third‑party pricing services as the primary pricing source. Our pricing process incorporates a hierarchy of pricing sources for securities held. If a Level 2 security is not priced by the primary pricing source, pricing from our custodian is used as a secondary source.

Available-for-sale investments consist of the following (in millions):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$510.4	$0.1	$(10.6)	$499.9
U.S. government sponsored agencies securities	151.9	—	(2.7)	149.2
Foreign government obligations	14.6	—	—	14.6
Municipal obligations	12.8	—	(0.2)	12.6
Asset-backed securities	432.8	0.1	(9.1)	423.8
Total	$1,122.5	$0.2	$(22.6)	$1,100.1

The following is a summary of the amortized cost and estimated fair value of our debt securities at September 30, 2026 by contractual maturity date (in millions):

	Amortized Cost	Estimated Fair Value
Mature in less than one year	$124.8	$124.7
Mature in one to five years	645.2	633.0
Mature in more than five years	352.5	342.4
Total	$1,122.5	$1,100.1

Available-for-sale investments consist of the following (in millions):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$447.4	$4.6	$(0.1)	$451.9
U.S. government sponsored agencies securities	79.1	0.5	—	79.6
Foreign government obligations	11.6	0.1	—	11.7
Municipal obligations	14.6	0.3	—	14.9
Asset-backed securities	378.9	3.3	(0.7)	381.5
Total	$931.6	$8.8	$(0.8)	$939.6

As of September 30, 2026, there were no significant continuous unrealized losses greater than 12 months.

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

At September 30, 2026, we concluded that all payments related to our available-for-sale investments are expected to be made in full and on time at par value. The diminution of value in the intervening period is due to market conditions such as illiquidity and interest rate movements and not due to significant, inherent credit concerns surrounding the issuer. As a result, we have no allowances for credit losses on our available-for-sale investments portfolio as of September 30, 2026.
Included in Other current assets are $10.7 million and $11.9 million of interest receivable as of September 30, 2026 and December 31, 2025, respectively, primarily associated with securities in our available-for-sale investments portfolio. Associated interest on these securities is typically payable semi-annually. Due to the short-term nature of our interest receivable asset, we have made an accounting policy election not to measure an allowance for credit losses for accrued interest receivable. We consider any uncollected interest receivable that is overdue greater than one year to be impaired for purposes of write-off. For the three and nine months ended September 30, 2026, we have not written-off any uncollected interest receivable.

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

The estimated fair value of forward foreign exchange contracts was determined using spot exchange rates and forward points as of the last business day of the quarter. The following is a summary of our forward foreign exchange contracts (in millions):

Contracts maturing to sell foreign currency in the next 12 months:	September 30, 2026
Notional value	$719.7
Unrealized gain (loss)	$4.2
Contracts maturing to purchase foreign currency in the next 12 months:
Notional value	$100.7
Unrealized gain (loss)	$0.1

Included in Other investments in the condensed consolidated balance sheet are investments without readily determinable fair value measured at cost with adjustments for observable price changes or impairments. The carrying value of these investments was $23.7 million and $23.0 million as of September 30, 2026 and December 31, 2025, respectively.

Also included in Other investments in the condensed consolidated balance sheet are our equity method investments, for which our share of the equity method investees earnings is included in Other income, net in our condensed consolidated statements of income (loss). The carrying value of these investments, net of impairments, was $28.2 million and $36.9 million as of September 30, 2026 and December 31, 2025, respectively.

The carrying value and fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,194.4	$1,113.3	$1,193.0	$1,152.6
Other long-term debt	9.6	9.6	10.0	10.0
Total	$1,204.0	$1,122.9	$1,203.0	$1,162.6

The fair value of our long-term debt, including current maturities, was determined based on quoted market prices and on borrowing rates available to the Company at the respective period ends, which represent Level 2 measurements.

Level 3 Fair Value Investments

During the fourth quarter of 2021, we extended a collateralized loan to Sartorius-Herbst Beteiligungen II GmbH ("SHB"), a private limited company incorporated under the laws of Germany, with a principal amount of €400 million due on January 31, 2029, subject to certain events which could trigger payment prior to maturity (“Loan”). SHB used the Loan proceeds to partially finance the acquisition of interests under the Sartorius family trust (“Trust”) from a beneficiary of the Trust. The Loan is collateralized by the pledge of certain of the Trust interests, which upon termination of the Trust in mid-2028 represent the right to receive Sartorius ordinary shares. Interest on the loan is payable annually in arrears at 1.5% per annum, and the entire principal amount is due at maturity. In addition to contractual interest, we are entitled to certain value appreciation rights associated with the acquired Trust interests, which upon termination of the Trust represent the right to receive Sartorius ordinary shares, that is due upon repayment of the Loan. We elected the fair value option under ASC 825, Financial Instruments for accounting of the Loan to SHB to simplify the accounting. The fair value of the Loan and value appreciation right is estimated under the income approach using a discounted cash flow, and option pricing model, respectively, which results in a fair value measurement categorized in Level 3. The significant assumptions used to estimate fair value of the Loan include an estimate of the discount rate and cash flows of the Loan and the significant assumptions used to estimate the fair value of the value appreciation right include volatility, the risk-free interest rate, expected life (in years) and expected dividend. The inputs are subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected volatility may result in a significantly higher fair value, whereas a decrease in expected life may result in a significantly lower fair value. All subsequent changes in fair value of the Loan and value appreciation right, including accrued interest are recognized in (Gains) losses from change in fair market value of equity securities and loan receivable in our condensed consolidated statements of income (loss). The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the three months ended September 30, 2026 was a gain of $5.1 million, which includes a $3.0 million gain from change in fair market value of the Loan and a $2.1 million gain from change in fair market value of the value appreciation right. The overall change in fair market value reflected in (Gains) losses from change in fair market value of equity securities and loan receivable during the nine months ended September 30, 2026 was a gain of $11.8 million, which includes a $12.5 million gain from change in fair market value of the Loan and a $0.7 million loss from change in fair market value of the value appreciation right. The increase in the fair market value of the loan receivables was due to a closer maturity date and lower discount rate. As of September 30, 2026, the €400 million principal amount of the loan is still due on January 31, 2029.

The following table provides a reconciliation of the Level 3 Loan measured at estimated fair value (in millions):

Balance as of December 31, 2025	$373.4
Change in estimated fair market value, net	11.8
Foreign currency exchange gains (losses), net	(13.4)
Balance as of September 30, 2026	$371.8

During the second quarter of 2025, we recognized a contingent consideration liability upon our acquisition of Stilla, which represents future potential payments of up to $50.0 million, payable in cash upon the achievement of certain technological and sales-related milestones, commencing on June 30, 2025 through December 31, 2026 and 2027, respectively. At the Acquisition Date, the fair value of the contingent consideration of $28.5 million was determined by using a probability-weighted expected return model for both the achievement of the technological and sales-related milestones. The significant assumptions used to estimate the fair value of the contingent consideration include an estimate of the probability of achievement and the discount rate. The probability of achievement is subject to estimation uncertainty and actual amounts realized may materially differ. An increase in the expected probability of achievement may result in a higher fair value, whereas a decrease in expected probability of achievement may result in a lower fair value. The fair value of the contingent consideration is remeasured at each reporting period based on the assumptions and inputs on the date of remeasurement. The fair value of the estimated contingent consideration was $30.4 million as of September 30, 2026.

The following table provides a reconciliation of the Level 3 Stilla contingent consideration liability in the aggregate measured at estimated fair value (in millions):

Balance as of December 31, 2025	$29.6
Change in estimated fair value	0.8
Balance as of September 30, 2026	$30.4

The following table provides quantitative information about Level 3 inputs for fair value measurement of our Stilla contingent consideration liability as of September 30, 2026. Significant increases or decreases in these inputs in isolation could result in a significantly lower or higher fair value measurement.

	Valuation Technique	Unobservable Input	Percentage
Stilla	Probability-weighted expected return model	Discount rate	4.9%

4. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

Changes to goodwill by segment were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2025
Goodwill	$493.2	$421.8	$915.0
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	451.4	128.4	579.8

Acquisition adjustments	(1.1)	—	(1.1)
Foreign currency adjustments	(5.7)	—	(5.7)
Period change, net	(6.8)	—	(6.8)

Balances as of September 30, 2026
Goodwill	486.4	421.8	908.2
Accumulated impairment losses	(41.8)	(293.4)	(335.2)
Goodwill, net	$444.6	$128.4	$573.0
Information regarding our identifiable purchased intangible assets with finite lives is as follows (in millions):

	September 30, 2026
	Weighted-Average Amortization Period (in years)	Purchase Price	Accumulated Amortization	Net Carrying Value
Customer relationships/lists	3.7	$109.1	$(102.7)	$6.4
Developed product technology	9.1	235.9	(145.8)	90.1
Licenses	2.4	59.4	(52.2)	7.2
Tradenames	2.8	6.0	(5.3)	0.7
Total purchased intangible assets		$410.4	$(306.0)	$104.4

	December 31, 2025
	Weighted-Average Amortization Period (in years)	Purchase Price	Accumulated Amortization	Net Carrying Value
Customer relationships/lists	4.4	$115.6	$(107.7)	$7.9
Developed product technology	10.7	315.8	(160.0)	155.8
Licenses	3.1	59.8	(50.3)	9.5
Tradenames	3.6	6.0	(5.1)	0.9
Covenants not to compete	0.5	6.5	(6.3)	0.2
Total purchased intangible assets		$503.7	$(329.4)	$174.3

Amortization expense related to purchased intangible assets was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Amortization expense	$5.0	$7.3	$16.9	$17.5

In 2020, the Company acquired Celsee, Inc. (“Celsee”), which developed and manufactured instruments and consumables for the isolation, detection, and analysis of single cells. During the third quarter of 2026, the Company decided to reduce research and development and marketing investment in single-cell products acquired in the Celsee acquisition, including closing the related facility under the restructuring plan. As a result, the Company determined that the carrying value of the acquired developed technology was not recoverable and recorded an impairment charge of $49.8 million, reducing its carrying value to zero. Fair value used in the impairment measurement was determined using an income approach based on Level 3 inputs. The expense is included in Impairment of purchased intangibles in the condensed consolidated statements of income (loss) for the three and nine months ended September 30, 2026, within the Life Science segment.

5. INVENTORY

Following are the components of Inventory at September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025

Raw materials	$205.8	$212.5
Work in process	281.5	234.9
Finished goods	296.6	293.3
Total Inventory	$783.9	$740.7

6. LONG-TERM DEBT

The principal components of long-term debt are as follows (in millions):

	September 30, 2026	December 31, 2025
3.3%, Senior Notes due 2027	$400.0	$400.0
3.7%, Senior Notes due 2032	800.0	800.0
Less unamortized discounts and debt issuance costs	(5.6)	(7.0)
Long-term debt less unamortized discounts and debt issuance costs	1,194.4	1,193.0
Finance leases and other debt	9.6	10.0
Less current maturities	(400.9)	(1.3)
Long-term debt	$803.1	$1,201.7

7. INCOME TAXES

Our effective income tax rate was 14.9% and 20.7% for the three months ended September 30, 2026 and 2025, respectively and 22.5% and 39.8% for the nine months ended September 30, 2026 and 2025, respectively.

The realization of deferred tax assets are dependent upon the generation of sufficient taxable income of the appropriate character in future periods. We regularly assess our ability to realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some portion, or all, of our deferred tax assets will not be realized. In assessing the realizability of our deferred tax assets, we weigh all available positive and negative evidence. Due to the weight of objectively verifiable negative evidence, we believe that it is more likely than not that certain of our federal, state and foreign deferred tax assets will not be realized as of September 30, 2026, and have maintained a valuation allowance on such deferred tax assets. The valuation allowance against our federal, state and foreign deferred tax assets decreased by $7.1 million for the period ended September 30, 2026 compared to the year ended December 31, 2025.

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

Our gross unrecognized tax benefits were $88.3 million and $86.9 million as of September 30, 2026 and December 31, 2025, respectively. The increase in our gross unrecognized tax benefits is primarily attributable to an increase of uncertain tax accruals in various jurisdictions.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) included in our condensed consolidated balance sheets and condensed consolidated statements of changes in stockholders' equity consists of the following components (in millions):

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Net unrealized holding gains (losses) on cash flow hedge	Total accumulated other comprehensive income (loss)
Balances as of December 31, 2025	$(206.5)	$5.6	$11.7	$0.1	$(189.1)
Other comprehensive income (loss), before reclassifications	(103.6)	(0.3)	(29.5)	1.0	(132.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.8)	(0.8)	—	(1.6)
Income tax effects	0.5	0.3	7.0	—	7.8
Other comprehensive income (loss), net of income taxes	(103.1)	(0.8)	(23.3)	1.0	(126.2)
Balances as of September 30, 2026	$(309.6)	$4.8	$(11.6)	$1.1	$(315.3)

	Foreign currency translation adjustments	Foreign other post-employment benefits adjustments	Net unrealized holding gains (losses) on available-for-sale investments	Total accumulated other comprehensive income (loss)
Balances as of December 31, 2024	$(540.4)	$(1.8)	$4.0	$(538.2)
Other comprehensive income (loss), before reclassifications	364.7	0.6	12.6	377.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.5)	(2.2)	(2.7)
Income tax effects	(1.3)	(0.1)	(2.4)	(3.8)
Other comprehensive income (loss), net of income taxes	363.4	—	8.0	371.4
Balances as of September 30, 2025	$(177.0)	$(1.8)	$12.0	$(166.8)

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

The impact to income (loss) before income taxes for amounts reclassified out of accumulated other comprehensive income (loss) into Other income, net in the condensed consolidated statements of income (loss) were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of comprehensive income (loss)	2026	2025	2026	2025
Amortization of foreign other post-employment benefit items	$0.3	$0.2	$0.8	$0.5
Net holding gains on equity securities and available-for-sale investments	$(0.1)	$0.8	$0.8	$2.2

9. OTHER INCOME, NET

Other income, net includes the following components (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and investment income	$(10.0)	$(13.7)	$(53.3)	$(64.5)
Net realized (gains) losses on investments	0.1	(1.0)	(2.7)	(2.4)
Other-than-temporary impairment loss on investment	—	6.0	—	6.0
Current expected credit losses on loans	—	1.4	—	1.4
Other income	(0.5)	(1.0)	(2.0)	(2.2)
Other income, net	$(10.4)	$(8.3)	$(58.0)	$(61.7)

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

We compute Net income (loss) per share of Class A and Class B using the two-class method. Each share of Class A and Class B participates equally in earnings and losses, but may not participate equally in dividend distributions. No dividends were distributed or declared during any of the periods presented. Earnings (loss) is attributable equally to each share of Class A and Class B common stock and is determined based on the weighted average number of the respective class of common stock outstanding for the three and nine months ended September 30, 2026 and 2025.

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

The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, and the anti-dilutive shares that are excluded from the diluted earnings (loss) per share calculation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	26,780	26,923	26,827	27,359
Effect of potentially dilutive stock options, restricted stock and performance stock awards	165	—	96	10
Diluted weighted average common shares outstanding	26,945	26,923	26,923	27,369
Anti-dilutive shares	101	235	124	357

11. SUPPLEMENTAL CASH FLOW INFORMATION

The reconciliation of net income to net cash provided by operating activities is as follows (in millions):

	Nine Months Ended
	September 30,
	2026	2025
Net income	$302.9	$39.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123.2	122.9
Impairment of purchased intangibles	49.8	—
Reduction in the carrying value of right-of-use assets	28.4	30.1
Share-based compensation	45.0	42.1
Other-than-temporary impairment loss on investment	—	6.0
Current expected credit losses on loans	—	1.4
(Gains) losses from change in fair market value of equity securities and loan receivable	(308.0)	129.1
Changes in fair value of contingent consideration	0.8	0.6
Payments for operating lease liabilities	(33.4)	(34.0)
Decrease in accounts receivable	32.0	15.7
(Increase) decrease in inventories	(37.9)	17.3
(Increase) decrease in other current assets	(24.8)	16.4
Increase in accounts payable and other current liabilities	43.6	1.2
Decrease in income taxes payable	(14.5)	(12.1)
Increase (decrease) in deferred income taxes	60.6	(19.7)
Increase (decrease) in other long-term liabilities	24.3	(0.5)
Other	11.2	10.9
Net cash provided by operating activities	$303.2	$367.3

Non-cash investing activities:
Purchased property, plant and equipment	$4.3	$6.5
Purchased marketable securities and investments	$2.2	$3.3
Sold marketable securities and investments	$0.8	$—

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

13. SEGMENT INFORMATION

Information regarding industry segments at September 30, 2026 and 2025 and for the three months then ended is as follows (in millions):

		Life Science	Clinical Diagnostics
Net sales	2026	$254.6	$401.8
	2025	$261.8	$391.2

Cost of goods sold	2026	$122.4	$205.4
	2025	$115.9	$193.7

Segment gross profit	2026	$132.2	$196.4
	2025	$145.9	$197.5

Depreciation and amortization	2026	$17.8	$23.4
	2025	$20.6	$23.6

Segment assets	2026	$301.3	$482.6
	2025	$310.9	$472.3

Information regarding industry segments at September 30, 2026 and 2025 and for the nine months then ended are as follows (in millions):

		Life Science	Clinical Diagnostics
Net sales	2026	$735.1	$1,164.4
	2025	$753.2	$1,136.8

Cost of goods sold	2026	$331.8	$583.9
	2025	$330.6	$564.7

Segment gross profit	2026	$403.3	$580.5
	2025	$422.6	$572.1

Depreciation and amortization	2026	$54.3	$68.9
	2025	$55.4	$67.5

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

The following reconciles total segment gross profit to net income (loss) before income taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Segment gross profit	$328.6	$343.4	$983.8	$994.7
Selling, general and administrative expense	(257.1)	(206.8)	(681.5)	(623.3)
Research and development expense	(71.4)	(71.3)	(195.5)	(205.3)
Impairment of purchased intangibles	(49.8)	—	(49.8)	—
Interest expense	(12.3)	(12.3)	(36.7)	(36.9)
Foreign currency exchange gains, net	2.1	2.9	4.7	4.5
Gains (losses) from change in fair market value of equity securities and loan receivable	588.2	(495.3)	308.0	(129.1)
Other income, net	10.4	8.3	58.0	61.7
Income (loss) before income taxes	$538.7	$(431.1)	$391.0	$66.3

14. RESTRUCTURING COSTS

February 2025 Plan and other prior Restructuring Plans

In February 2025, management approved a restructuring plan in furtherance of our ongoing program to improve operating performance (the "February 2025 Plan"). The February 2025 Plan primarily impacted our operations in the U.S. and included the elimination of certain positions, the consolidation of certain functions, and the relocation of certain operations to lower cost locations. As of September 30, 2026, the February 2025 Plan was substantially complete, with majority of planned actions implemented. The remaining activities relate primarily to administrative matters and the settlement of outstanding employee-related obligations, which are expected to be completed by the end of 2026. From February 2025 through September 30, 2026, cumulative restructuring costs under the February 2025 Plan were $47.2 million, primarily representing employee termination benefits and facility exit costs. We do not expect to incur material additional costs under the February 2025 Plan.

The following table summarizes the employee termination benefits related activity for the February 2025 Plan and other prior restructuring plans (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2025	$2.7	$10.4	$13.1
Charged to expense - employee termination benefits	0.5	—	0.5
Adjustments to expense	0.2	0.1	0.3
Cash payments	(2.7)	(7.7)	(10.4)
Foreign currency adjustments	(0.1)	0.1	—
Balances as of September 30, 2026	$0.6	$2.9	$3.5

The adjustments to expense recorded during the three and nine months ended September 30, 2026 were primarily due to changes in the estimates of employee termination benefits.

July 2026 Restructuring Plan

In July 2026, management approved a new restructuring plan (the "July 2026 Plan"), as part of the Company's ongoing program to improve operating performance and strengthen our competitive position. The July 2026 Plan impacts our operations throughout the world and includes the elimination of certain positions, the consolidation of certain functions, and the closure of various facilities. We expect to incur total pre-tax costs of approximately $80 million to $90 million, which we anticipate will consist primarily of one-time termination benefits, including cash severance payments, healthcare benefits, and related transition assistance. The restructuring plan is expected to be substantially completed by the end of fiscal year 2027.

Restructuring costs incurred under the July 2026 Plan during the three and nine months ended September 30, 2026, which also represent cumulative costs incurred since inception, were as follows (in millions):

	Life Science	Clinical Diagnostics	Total
Employee termination benefits	$26.3	$46.4	$72.7
Facility exit and other costs (1)	2.2	2.7	4.9
	$28.5	$49.1	$77.6

(1) Includes a non-cash reduction in carrying value of property, plant and equipment of approximately $2.2 million

The following table summarizes the employee termination benefits related activity of our July 2026 plan restructuring liabilities (in millions):

	Life Science	Clinical Diagnostics	Total
Balances as of December 31, 2025	$—	$—	$—
Charged to expense - employee termination benefits	26.3	46.4	72.7
Cash payments	(4.1)	(4.5)	(8.6)
Foreign currency adjustments	(0.5)	(0.8)	(1.3)
Balances as of September 30, 2026	$21.7	$41.1	$62.8

As of September 30, 2026, total restructuring liabilities of $69.0 million consisted of $53.5 million recorded in Accrued payroll and employee benefits and $15.5 million in Other long-term liabilities in the condensed consolidated balance sheets. Restructuring-related expense for all plans in aggregate is allocated in the condensed consolidated statements of income (loss) as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of goods sold	$24.7	$(0.6)	$24.5	$4.1
Selling, general and administrative expense	41.4	2.4	42.2	20.3
Research and development expense	11.1	0.7	9.4	13.7
Total restructuring expense	$77.2	$2.5	$76.1	$38.1

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

The components of lease expense were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$16.9	$16.9	$50.6	$49.9

Finance lease cost:
Amortization of right-of-use assets	$—	$0.1	$0.2	$0.2
Interest on lease liabilities	0.2	0.2	0.5	0.5
Total finance lease cost	$0.2	$0.3	$0.7	$0.7

Operating lease cost includes original reduction in the carrying value of ROU assets, the impact of remeasurements, modifications, impairments and abandonments.

Our short-term leases are expensed as incurred, reflecting leases with a lease term of one year or less, and are not significant for the three and nine months ended September 30, 2026 and 2025. Operating lease variable cost is primarily comprised of reimbursed actual common area maintenance, property taxes and insurance, which are immaterial for the three and nine months ended September 30, 2026 and 2025.

Supplemental cash flow information related to leases was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11.6	$11.3	$33.4	$34.0
Operating cash flows from finance leases	$0.2	$0.2	$0.5	$0.5
Financing cash flows from finance leases	$—	$0.1	$0.2	$0.2

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2.1	$1.7	$6.4	$41.8

Supplemental balance sheet information related to leases was as follows (in millions):

	September 30, 2026	December 31, 2025
Operating Leases
Operating lease right-of-use assets	$147.1	$170.0

Current operating lease liabilities	$31.8	$36.1
Operating lease liabilities	127.6	145.7
Total operating lease liabilities	$159.4	$181.8

Finance leases are included in Property, plant and equipment, net, Current maturities of long-term debt and notes payable, and Long-term debt, net of current maturities.

	September 30, 2026	December 31, 2025
Finance Leases
Property, plant and equipment, gross	$11.5	$11.5
Less: accumulated depreciation and amortization	(6.6)	(6.4)
Property, plant and equipment, net	$4.9	$5.1

Current maturities of long-term debt and notes payable	$0.5	$0.5
Long-term debt, net of current maturities	8.3	8.7
Total finance lease liabilities	$8.8	$9.2

	September 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term
Operating leases - in years	7	7
Finance leases - in years	12	13

Weighted Average Discount Rate
Operating leases	4.9%	4.8%
Finance leases	6.7%	6.7%

Maturities of lease liabilities were as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2026 (excluding the nine months ended September 30, 2026)	$10.0	$0.3
2027	37.0	1.1
2028	29.3	1.1
2029	23.5	1.1
2030	17.9	1.1
Thereafter	71.4	8.5
Total lease payments	189.1	13.2
Less imputed interest	(29.7)	(4.4)
Total	$159.4	$8.8

Our operating lease portfolio primarily consists of facility leases, which generally have longer terms and represent the majority of its value. The remainder relates to vehicles and other equipment, which typically have shorter lease durations and higher turnover.

As of September 30, 2026, operating leases that have not commenced are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the information contained in both our consolidated financial statements for the year ended December 31, 2025 and the condensed consolidated financial statements for the three and nine months ended September 30, 2026.

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

We rely on the support of many governments for both research and healthcare. Current global economic and geopolitical conditions remain uncertain, and the need for governments to control their spending, along with ongoing challenges among small biotech companies, continues to limit opportunities for growth and negatively impact our business. The market in China, which represents a mid-single digit percentage of our year-to-date 2026 consolidated net sales, remains uncertain as a result of these factors. We expect these conditions to continue to affect our business.

Additionally, the recent escalation of regional conflicts in the Middle East has adversely affected demand and logistics in the EMEA region, particularly within our Clinical Diagnostics segment. These disruptions impacted our results during the first nine months of 2026 and, given the continued uncertainty regarding the duration and scope of the conflict, we expect these conditions to continue to adversely affect the EMEA region for the remainder of 2026.

On July 31, 2026, we initiated a new restructuring plan as part of our ongoing program to improve operating performance and strengthen our competitive position, primarily through workforce reductions, consolidation of certain functions and facility closures. We expect to incur total pre-tax costs of approximately $80 million to $90 million, which consist primarily of one-time termination benefits, including cash severance payments, healthcare benefits, and related transition assistance. The estimates for headcount reduction, timing and costs are subject to completion of applicable local employee consultative processes. The restructuring plan is expected to be substantially completed by the end of fiscal year 2027.

Once fully implemented, the July 2026 plan is expected to reduce annual operating expenses by $30 million to $35 million by the end of 2027. The estimates of charges or savings could differ materially from actual charges or savings recognized.

During the third quarter of 2026, we recorded restructuring charges of $77.6 million, of which $28.5 million related to the Life Science segment and $49.1 million related to the Clinical Diagnostics segment for the July 2026 plan. See Note 14 in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Results of Operations

The following table shows Cost of goods sold, Gross profit, components of operating expense, (Gains) losses from change in fair market value of equity securities and loan receivable, Impairment of purchased intangibles and Net income (loss) as a percentage of Net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.9	47.4	48.2	47.4
Gross profit	50.1	52.6	51.8	52.6
Selling, general and administrative expense	39.2	31.7	35.9	33.0
Research and development expense	10.9	10.9	10.3	10.9
(Gains) losses from change in fair market value of equity securities and loan receivable	(89.6)	75.8	(16.2)	6.8
Impairment of purchased intangibles	7.6	—	2.6	—
Net income (loss)	69.9	(52.4)	15.9	2.1

Critical Accounting Policies and Estimates

An accounting policy is deemed to be critical if it affects our financial statements materially and requires subjective or complex judgments by management. An accounting estimate is deemed to be critical if it requires assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three and nine months ended September 30, 2026 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Three Months Ended September 30, 2026 Compared to
Three Months Ended September 30, 2025

Results of Operations – Sales, Gross Margins and Expenses

Percentage sales growth in currency-neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales ("sales") for the third quarter of 2026 were $656.4 million compared to $653.0 million in the third quarter of 2025, an increase of 0.5%. On a currency-neutral basis, third quarter 2026 sales increased approximately 0.7% compared to the same period in 2025. The increase in sales was driven by higher sales in Clinical Diagnostics segment.

The Life Science segment sales for the third quarter of 2026 were $254.6 million, a decrease of 2.8% compared to the same period in 2025. On a currency-neutral basis, sales decreased 2.4% compared to the third quarter in 2025, primarily driven by lower process chromatography sales and ongoing challenges in the academic research market partially offset by increased Droplet Digital™ Polymerase Chain Reaction sales. Currency-neutral sales decreased in the Americas, partially offset by increased sales in EMEA and Asia Pacific.

The Clinical Diagnostics segment sales for the third quarter of 2026 were $401.8 million, an increase of 2.7% compared to the same period in 2025. On a currency-neutral basis, sales increased 2.8% compared to the third quarter in 2025, primarily driven by growth in quality systems and diabetes products. Currency-neutral sales increased in the Americas and Asia Pacific, partially offset by decreased sales in EMEA.

Consolidated gross margin was 50.1% for the third quarter of 2026 compared to 52.6% for the third quarter of 2025. Gross margin for the Life Science segment and Clinical Diagnostics segment for the third quarter of 2026 decreased by approximately 3.8 percentage points and 1.6 percentage points, respectively, as compared to the same period in 2025. The decrease in gross margin was due to higher restructuring costs.

Selling, general and administrative ("SG&A") expense for the third quarter of 2026 was $257.1 million or 39.2% of sales, compared to $206.8 million, or 31.7% of sales for the third quarter of 2025. The increase in SG&A expense was primarily due to higher restructuring costs.

Research and development ("R&D") expense for the third quarter of 2026 was $71.4 million or 10.9% of sales, compared to $71.3 million or 10.9% of sales in the third quarter of 2025. The increase in R&D expense was primarily due to higher restructuring costs partially offset by in-process R&D charges associated with an acquisition in the third quarter of 2025.

Impairment of purchased intangibles: In July 2026, we impaired the acquired intangible assets associated with our 2020 acquisition of Celsee amounting to $49.8 million. The impairment was included in the Life Science segment’s results of operations.

Results of Operations – Non-operating

Interest expense for the third quarter of 2026 and 2025 was $12.3 million and $12.3 million, respectively, which primarily consisted of interest expense related to the $1.2 billion Senior Notes.

Foreign currency exchange gains, net consisted primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange gains, net were $2.1 million and $2.9 million for the third quarter of 2026 and 2025, respectively. Gains and losses are primarily due to the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable was gain of $588.2 million and loss of $495.3 million for the third quarter of 2026 and 2025, respectively. The change in the fair market value primarily resulted from the recognition of holding gains of $583.2 million in the third quarter of 2026 compared to holding losses of $505.1 million in the third quarter of 2025 on our investment in Sartorius. In addition, holding gains from the change in fair market value of our loan receivable of $5.1 million in the third quarter of 2026 compared to holding gains of $1.8 million in the third quarter of 2025 contributed to the change.

Other income, net for the third quarter of 2026 was $10.4 million compared to $8.3 million for the third quarter of 2025. The increase in Other income, net of $2.1 million was primarily attributable to impairment loss on investments recorded in the third quarter of 2025 that did not recur, partially offset by lower interest and investment income.

Our effective income tax rate was 14.9% and 20.7% for the third quarter of 2026 and 2025, respectively. The effective tax rate reported in these periods was primarily affected by the change in fair market value of our equity securities, shifts in the geographical mix of earnings, and release of valuation allowance established with respect to our deferred tax assets.

Nine Months Ended September 30, 2026 Compared to
Nine Months Ended September 30, 2025

Results of Operations -- Sales, Margins and Expenses

Percentage sales growth in currency-neutral amounts are calculated by translating prior period sales in each local currency using the current period monthly average foreign exchange rates for that currency and comparing that to current period sales.

Net sales ("sales") for the first nine months of 2026 were $1.90 billion, an increase of 0.5% compared to the same period in 2025. On a currency-neutral basis, sales decreased 1.7% compared to the first nine months of 2025. The decrease in sales was primarily driven by lower sales in Life Science segment.

The Life Science segment sales for the first nine months of 2026 were $735.1 million, a decrease of 2.4% compared to the same period in 2025. On a currency-neutral basis, sales decreased 3.9% compared to the first nine months of 2025, primarily driven by lower process chromatography sales and ongoing challenges in the academic research market, particularly in the Americas. Currency-neutral sales decreased in the Americas, partially offset by increased sales in EMEA and Asia Pacific.

The Clinical Diagnostics segment sales for the first nine months of 2026 were $1.16 billion, an increase of 2.4% compared to the same period in 2025. On a currency-neutral basis, sales decreased 0.3% compared to the first nine months of 2025, primarily driven by lower sales of blood typing products and infectious disease products partially offset by higher sales of quality systems products. Currency-neutral sales decreased in EMEA particularly in the Middle East, partially offset by increased sales in the Americas and Asia Pacific.

Consolidated gross margin was 51.8% for the first nine months of 2026 compared to 52.6% for the first nine months of 2025. Gross margins for the Life Science segment and the Clinical Diagnostics segment for the first nine months of 2026 decreased by approximately 1.2 percentage points and 0.5 percentage points, respectively, compared to the same period in 2025. The decrease in gross margin was due to higher restructuring costs.

Selling, general and administrative ("SG&A") expenses increased to $681.5 million or 35.9% of sales for the first nine months of 2026 compared to $623.3 million or 33.0% of sales for the first nine months of 2025. The increase in SG&A expense was primarily due to higher restructuring costs and foreign exchange impact resulting from a weaker U.S. dollar on our international cost base.

Research and development ("R&D") expenses decreased to $195.5 million or 10.3% of sales in the first nine months of 2026 compared to $205.3 million or 10.9% of sales in the first nine months of 2025. The decrease in R&D expense was primarily due to lower restructuring costs.

Impairment of purchased intangibles: In July 2026, we impaired the acquired intangible assets associated with our 2020 acquisition of Celsee amounting to $49.8 million. The impairment was included in the Life Science segment’s results of operations.

Results of Operations – Non-operating

Interest expense for the first nine months of 2026 and 2025 was $36.7 million and $36.9 million, respectively, which primarily consisted of interest expense related to the $1.2 billion Senior Notes.

Foreign currency exchange (gains) and losses consisted primarily of foreign currency transaction gains and losses on intercompany net receivables and payables and the change in fair value of our forward foreign exchange contracts used to manage our foreign currency exchange risk. Foreign currency exchange gains, net were $4.7 million and $4.5 million for the first nine months of 2026 and 2025. Gains and losses are primarily due to the timing of product shipments and intercompany debt payments, market volatility, and the change in the fair value of our foreign exchange contracts.

(Gains) losses from change in fair market value of equity securities and loan receivable was a gain of $308.0 million and loss of $129.1 million for the first nine months of 2026 and 2025, respectively. The change in the fair market value primarily resulted from the recognition of holding gains of $285.5 million in the first nine months of 2026 compared to holding losses of $149.5 million in the first nine months of 2025 on our position in Sartorius. In addition, holding gains from the change in fair market value of our loan receivable of $11.8 million in the first nine months of 2026 compared to holding gains of $4.0 million in the first nine months of 2025 contributed to the change.

Other income, net for the first nine months of 2026 was $58.0 million compared to $61.7 million for the first nine months of 2025. The decrease in Other income, net of $3.7 million was primarily attributable to lower interest and investment income in the first nine months of 2026 compared to the first nine months of 2025.

Our effective income tax rate was 22.5% and 39.8% for the first nine months of 2026 and 2025, respectively. The effective tax rate reported in the first nine months of both 2026 and 2025 was primarily affected by the change in fair market value of our equity securities, impairment of investments, and enactment of tax legislation.

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

As of September 30, 2026, we had available $1.66 billion in cash, cash equivalents and short-term investments, of which approximately 13% was held in our foreign subsidiaries. The amount of funds held in the United States can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as acquisitions and borrowings. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and foreign cash flows (both inflows and outflows). It is generally our intention to repatriate certain foreign earnings to the extent that such repatriations are not restricted by local laws, and there are no substantial incremental costs.

Additional liquidity is realized through positive cash flows from operating activities, and is readily available via the sale of short-term investments and access to our $200.0 million unsecured Revolving Credit Agreement, available through February 2029, and to a lesser extent international lines of credit. Borrowings under the Revolving Credit Agreement are available on a revolving basis and can be used to make acquisitions, for working capital and for other general corporate purposes. We had no outstanding borrowings under the Revolving Credit Agreement as of September 30, 2026, however, $6.0 million was utilized for domestic standby letters of credit that reduced our borrowing availability.

In March 2022, we received $1.2 billion in cash proceeds from the issuance of Senior Notes. The $400 million and $800 million Senior Notes mature in March 2027 and March 2032, respectively, and interest on the Senior Notes is 3.3% and 3.7% per annum, respectively. Interest is payable semiannually in arrears on March 15 and September 15 of each year. The $400 million Senior Notes are classified as current as of September 30, 2026. We have sufficient liquidity available to repay this obligation, including $1.66 billion in cash, cash equivalents and short-term investments as of September 30, 2026. In addition to repayment at maturity, we may also consider refinancing all or a portion of the Senior Notes, though any such refinancing may be at a higher interest rate than the current Senior Notes, depending on market conditions at the time.

Restructuring liabilities of $69.0 million at September 30, 2026, of which $53.5 million is payable within twelve months, will be funded from cash on hand and operating cash flows.

Management believes that our cash, cash equivalents and short-term investments, together with cash flow from operations and the unsecured Revolving Credit Agreement, will be adequate to meet our current objectives for operations, research and development, restructuring related payments, capital additions for manufacturing and distribution, plant and equipment, information technology systems and acquisitions of reasonable proportion to our existing total available capital for the next twelve months and beyond.

Cash Flows from Operations

Net cash provided by operations was $303.2 million and $367.3 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in operating cash flows was primarily due to lower cash received from customers and higher cash paid to suppliers and employees.

Cash Flows from Investing Activities

Net cash used in investing activities was $305.8 million and $155.5 million for the nine months ended September 30, 2026 and 2025, respectively. The change is primarily due to the timing of our purchases, maturities and sales of marketable securities and investments partially offset by net cash outflows for the acquisition of Stilla on June 30, 2025.

Cash Flows from Financing Activities

Net cash used in financing activities was $73.2 million and $286.5 million for the nine months ended September 30, 2026, and 2025, respectively. The decrease in net cash used in financing activities was primarily attributable to lower share repurchases.

During the nine months ended September 30, 2026, we repurchased 286,685 shares of Class A common stock for $79.3 million and during the nine months ended September 30, 2025, we repurchased 1,205,381 shares of Class A common stock for $295.5 million. We designated these repurchased shares as treasury stock. As of September 30, 2026, $206.0 million remained available for repurchases under the 2023 Share Repurchase Program. Repurchases under the 2023 Share Repurchase program may be made at management’s discretion from time to time on the open market, through trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions, which may include structured repurchases.

Recent Accounting Pronouncements Adopted

See Note 1 to the condensed consolidated financial statements for recent accounting pronouncements adopted and to be adopted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the nine months ended September 30, 2026, there have been no material changes from the disclosures about market risk provided in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes to Internal Control Over Financial Reporting

We identified no changes in internal control over financial reporting that occurred during our quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant international operations. We have direct distribution channels in over 35 countries outside the United States, and during the nine months ended September 30, 2026 our foreign entities generated 61% of our net sales. Compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, data privacy requirements, labor relations laws, tax laws, unfair competition regulations, import and trade restrictions, tariffs, duties, quotas and other trade barriers, export requirements, U.S. laws such as the Foreign Corrupt Practices Act ("FCPA") and other U.S. federal laws and regulations established by the Office of Foreign Assets Control, foreign laws such as the UK Bribery Act 2010 or other foreign laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. In addition, changes in laws or regulations potentially could be disruptive to our operations and business relationships in the affected regions.
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
We have substantial debt and have the ability to incur additional debt. As of September 30, 2026, we had approximately $1.2 billion of outstanding indebtedness, including $400 million classified as current portion of long‑term debt, primarily related to our 3.3% Senior Notes due in March 2027, and $800 million of long‑term debt, primarily related to our 3.7% Senior Notes due in March 2032, as further discussed in Note 6 of the condensed consolidated financial statements. In addition, we have a revolving credit facility that provides for up to $200.0 million in borrowing capacity, $6.0 million of which was utilized for domestic standby letters of credit as of September 30, 2026. Our incurrence of substantial amounts of debt may have important consequences. For instance, it could:
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

Maintaining effective disclosure controls and procedures and internal control over financial reporting are necessary for us to produce reliable financial statements. Material weaknesses in our internal control over financial reporting have adversely affected us in the past and could affect us in the future and the results of our periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to maintain or implement new or improved internal controls, or any difficulties that we may encounter in their maintenance or implementation, could result in additional material weaknesses, result in material misstatements in our condensed consolidated financial statements and cause us to fail to meet our reporting obligations. This could cause us to lose public confidence and could cause the trading price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2026, $206.0 million of stock remained available for repurchases under the Company's 2023 Share Repurchase Program, which was authorized by the Board of Directors in July 2023 and July 2024. Repurchases under the 2023 Share Repurchase Program may be made at management's discretion from time to time on the open market, through trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or through privately negotiated transactions. The authorization has no expiration.

The following table contains information on the shares of our common stock that we purchased or otherwise acquired during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2026	—	$—	—	$206.0
August 1 to August 31, 2026	—	$—	—	$206.0
September 1 to September 30, 2026	—	—	—	$206.0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)  Exhibits

The following documents are filed as part of this report:

Exhibit No.

31.1	Certification of Chief Executive Officer Required by Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Required by Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Global Restricted Stock Unit Award Grant Notice and Global Restricted Stock Unit Award Agreement under Amended 2017 Incentive Award Plan (updated September 2026)

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BIO-RAD LABORATORIES, INC.
(Registrant)

Date:	November 4, 2026	/s/ Norman Schwartz
Norman Schwartz
Chairman of the Board and Chief Executive Officer

Date:	November 4, 2026	/s/ Roop K. Lakkaraju
Roop K. Lakkaraju
Executive Vice President, Chief Financial Officer